Form 10-Q
period 1994-09-30
CONTINENTAL AIRLINES INC /DE/
filed 1994-11-14
CIK 319687

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                     OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number 0-9781

                         CONTINENTAL AIRLINES, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                    74-2099724
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                             2929 Allen Parkway
                            Houston, Texas  77019
                   (Address of principal executive office)
                                 (Zip Code)

                                713-834-5000
             (Registrant's telephone number including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No _____

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subject to the distribution of securities under a plan
confirmed by a court.  Yes  X    No _____
                               _______________

     As of November 4, 1994, 6,301,056 shares of Class A common stock and 20,353,512 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)
                                              September 30,     December 31,
             ASSETS                               1994              1993
                                               (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents of
  $110,008 and $102,439, respectively. . . . .  $ 501,155       $  721,038
 Accounts receivable, net. . . . . . . . . . .    439,820          342,864
 Spare parts and supplies, net . . . . . . . .    158,388          161,856
 Prepayments and other . . . . . . . . . . . .     87,655           79,404
  Total current assets . . . . . . . . . . . .  1,187,018        1,305,162

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . . . .  1,022,205          951,881
  Other. . . . . . . . . . . . . . . . . . . .    327,724          284,362
                                                1,349,929        1,236,243
  Less:  Accumulated depreciation. . . . . . .    153,690           69,022
                                                1,196,239        1,167,221

 Purchase deposits for flight equipment. . . .    181,001          166,984

 Capital leases:
  Flight equipment . . . . . . . . . . . . . .    398,777          394,236
  Other. . . . . . . . . . . . . . . . . . . .     12,239            2,142
                                                  411,016          396,378
  Less:  Accumulated amortization. . . . . . .     57,031           23,838
                                                  353,985          372,540
   Total property and equipment. . . . . . . .  1,731,225        1,706,745

Other Assets:
 Routes, gates and slots, net. . . . . . . . .  1,628,745        1,672,759
 Reorganization value in excess of amounts
  allocable to identifiable assets, net. . . .    322,545          335,565
 Other assets, net . . . . . . . . . . . . . .    118,421           86,301
   Total other assets. . . . . . . . . . . . .  2,069,711        2,094,625

     Total Assets. . . . . . . . . . . . . . . $4,987,954       $5,106,532







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              (In thousands of dollars, except for share data)

                                                September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994            1993
                                                 (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . . . . .  $  215,958     $  176,350
 Current maturities of capital leases. . . . . .      45,456         40,556
 Accounts payable. . . . . . . . . . . . . . . .     655,130        597,669
 Air traffic liability . . . . . . . . . . . . .     673,279        590,994
 Accrued payroll and pensions. . . . . . . . . .     187,905        167,859
 Accrued other liabilities . . . . . . . . . . .     328,631        370,226
  Total current liabilities. . . . . . . . . . .   2,106,359      1,943,654

Long-Term Debt . . . . . . . . . . . . . . . . .   1,294,380      1,377,052

Capital Leases . . . . . . . . . . . . . . . . .     378,423        405,387

Deferred Credits and Other Long-Term
 Liabilities:
  Deferred income taxes. . . . . . . . . . . . .      40,000         50,767
  Deferred credit - operating leases . . . . . .     239,332        288,556
  Other. . . . . . . . . . . . . . . . . . . . .     224,212        251,719
   Total deferred credits and other
    long-term liabilities. . . . . . . . . . . .     503,544        591,042

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . . . . .      25,047         21,935

Redeemable Preferred Stock (aggregate
 redemption value - $54,543 and $50,497,
 respectively) . . . . . . . . . . . . . . . . .      51,125         46,916

Common Stockholders' Equity:
  Class A common stock - $.01 par, 50,000,000
   shares authorized; 6,301,056 and 6,013,216
   shares issued and outstanding . . . . . . . .          63             60
  Class B common stock - $.01 par, 100,000,000
   shares authorized; 20,353,512 and 19,509,352
   shares issued and outstanding . . . . . . . .         204            195
  Additional paid-in capital . . . . . . . . . .     779,000        764,274
  Accumulated deficit. . . . . . . . . . . . . .    (128,464)       (38,549)
  Unearned portion of restricted stock issued
   for future service. . . . . . . . . . . . . .     (16,293)             -
  Additional minimum pension liability . . . . .      (5,434)        (5,434)
   Total common stockholders' equity . . . . . .     629,076        720,546
    Total Liabilities and Stockholders' Equity .  $4,987,954     $5,106,532


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of dollars, except per share data)

                                          Three Months       Three Months
                                             Ended              Ended
                                          September 30,     September 30,
                                              1994              1993
                                           (Unaudited)       (Unaudited)
Operating Revenues:
 Passenger . . . . . . . . . . . . . . .   $1,350,145        $1,399,965
 Cargo, mail and other . . . . . . . . .      163,539           164,218
                                            1,513,684         1,564,183

Operating Expenses:
 Wages, salaries and related costs . . .      393,942           390,650
 Aircraft fuel . . . . . . . . . . . . .      196,202           205,156
 Rentals and landing fees. . . . . . . .      209,787           199,250
 Commissions . . . . . . . . . . . . . .      107,442           156,016
 Depreciation and amortization . . . . .       65,239            61,394
 Other . . . . . . . . . . . . . . . . .      458,284           460,707
                                            1,430,896         1,473,173
Operating Income . . . . . . . . . . . .       82,788            91,010

Nonoperating Income (Expense):
 Interest expense. . . . . . . . . . . .      (59,218)          (63,085)
 Interest capitalized. . . . . . . . . .        3,555             2,894
 Interest income . . . . . . . . . . . .        5,851             5,516
 Gain (Loss) on disposition of property,
  equipment and other assets, net. . . .         (110)            4,181
 Other, net. . . . . . . . . . . . . . .         (112)          (16,565)
                                              (50,034)          (67,059)

Income before Income Taxes and
 Minority Interest . . . . . . . . . . .       32,754            23,951
Income Tax Provision . . . . . . . . . .            -           (11,341)
Income before Minority Interest. . . . .       32,754            12,610
Minority Interest. . . . . . . . . . . .       (2,123)             (171)
Net Income . . . . . . . . . . . . . . .       30,631            12,439
Preferred Dividend Requirements and
 Accretion to Liquidation Value. . . . .       (1,443)           (1,303)
Income Applicable to Common Shares . . .   $   29,188        $   11,136

Primary and Fully Diluted Earnings
 per Common Share. . . . . . . . . . . .   $     1.03        $     0.53







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of dollars, except per share data)
                            Reorganized     Reorganized       Predecessor
                              Company         Company           Company
                                           Period from
                                          Reorganization
                            Nine Months   (April 28, 1993     Period from
                               Ended          through       January 1, 1993
                           September 30,   September 30,        through
                               1994            1993)        April 27, 1993
                            (Unaudited)     (Unaudited)
Operating Revenues:
 Passenger . . . . . . . .   $3,796,490     $2,275,439       $1,622,406
 Cargo, mail and other . .      464,220        266,317          234,752
                              4,260,710      2,541,756        1,857,158

Operating Expenses:
 Wages, salaries and
  related costs. . . . . .    1,143,749        653,641          501,901
 Aircraft fuel . . . . . .      544,200        347,162          271,935
 Rentals and landing fees.      608,961        328,063          273,977
 Commissions . . . . . . .      338,151        247,919          175,283
 Depreciation and
  amortization . . . . . .      190,371         98,953           76,795
 Other . . . . . . . . . .    1,409,233        779,064          670,405
                              4,234,665      2,454,802        1,970,296
Operating Income (Loss). .       26,045         86,954         (113,138)

Nonoperating Income
 (Expense):
 Interest expense. . . . .     (183,022)      (101,120)         (52,023)
 Interest capitalized. . .       10,244          4,558            1,759
 Interest income . . . . .       16,733          9,050                -
 Gain on disposition of
  property, equipment and
  other assets, net. . . .        1,845          4,230           31,250
 Reorganization items:
  Professional fees
   and other . . . . . . .            -              -         (823,086)
  Interest income. . . . .            -              -            4,535
 Other, net. . . . . . . .       (5,798)       (15,789)         (25,742)
                               (159,998)       (99,071)        (863,307)

Loss before Income Taxes,
 Minority Interest and
 Extraordinary Item. . . .     (133,953)       (12,117)        (976,445)
Income Tax Benefit
 (Provision) . . . . . . .       47,150            398           (2,140)
Loss before Minority
 Interest and Extra-
 ordinary Item . . . . . .      (86,803)       (11,719)        (978,585)
Minority Interest. . . . .       (3,112)          (283)               -
Loss before Extraordinary
 Item. . . . . . . . . . .      (89,915)       (12,002)        (978,585)
Extraordinary Item . . . .            -              -        3,618,723
Net Income (Loss). . . . .      (89,915)       (12,002)       2,640,138
Preferred Dividend
 Requirements and
 Accretion to Liquidation
 Value . . . . . . . . . .       (4,209)        (2,163)               -
Income (Loss) Applicable
 to Common Shares. . . . .   $  (94,124)    $  (14,165)      $2,640,138

Primary and Fully Diluted
 Loss per Common Share . .   $    (3.69)    $    (0.81)      $   N.M.*

*N.M. - Not meaningful - Historical per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of April 27, 1993.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                             Reorganized     Reorganized      Predecessor
                               Company         Company          Company
                                            Period from
                                           Reorganization
                             Nine Months   (April 28, 1993    Period from
                                Ended          through      January 1, 1993
                            September 30,    September 30,      through
                                1994             1993)      April 27, 1993
                             (Unaudited)     (Unaudited)
Net Cash Provided by
 Operating Activities. . .    $ 69,266        $ 94,322         $ 73,629

Cash Flows from Investing
 Activities:
 Investment in America
  West . . . . . . . . . .     (18,771)              -                -
 Proceeds from disposition
  of property, equipment
  and other assets . . . .       2,480             153           36,123
 Capital expenditures. . .    (123,081)       (179,168)         (67,425)
  Net cash used by
   investing activities. .    (139,372)       (179,015)         (31,302)

Cash Flows from Financing
 Activities:
 Proceeds from issuance
  of stock . . . . . . . .           -               -          122,004
 Proceeds from issuance
  of long-term debt, net .      30,395          45,937          308,536
 Payments on long-term
  debt and capital lease
  obligations. . . . . . .    (180,172)        (69,965)        (106,296)
  Net cash provided
   (used) by financing
   activities. . . . . . .    (149,777)        (24,028)         324,244

Net Increase (Decrease)
 in Cash and Cash
 Equivalents . . . . . . .    (219,883)       (108,721)         366,571

Cash and Cash Equivalents-
 Beginning of Period . . .     721,038         766,140          399,569

Cash and Cash Equivalents-
 End of Period . . . . . .    $501,155        $657,419         $766,140





                                                     (continued on next page)

CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                             Reorganized     Reorganized      Predecessor
                               Company         Company          Company
                                            Period from
                                           Reorganization
                             Nine Months   (April 28, 1993    Period from
                                Ended          through      January 1, 1993
                            September 30,    September 30,      through
                                1994             1993)      April 27, 1993
                             (Unaudited)     (Unaudited)
Supplemental Cash Flow
 Information:
 Interest paid . . . . . .    $146,175        $ 59,241         $ 30,926

Financing Activities Not
 Affecting Cash:
 Reclassification of
  accrued rent to long-
  term debt due to
  renegotiated leases. . .    $  6,679        $ 42,488         $111,692
 Capital lease
  obligations incurred . .    $  9,546        $  8,635         $      -
 Interest expense
  financed on renegoti-
  ated aircraft debt . . .    $ 17,942        $ 18,652         $  1,804
 Property and equipment
  acquired through the
  issuance of debt . . . .    $  9,526        $      -         $      -
 Financed flight
  equipment purchase
  deposits . . . . . . . .    $ 18,422        $      -         $      -



















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Continental Airlines, Inc. (the "Company", the "Reorganized Company" or "Continental") is the successor to Continental Airlines Holdings, Inc. (together with its subsidiaries, "Holdings" or the "Predecessor Company") and Continental Airlines, Inc. On December 3, 1990, Continental and Holdings and all their wholly-owned domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the federal bankruptcy code. The Companies' consolidated Plan of Reorganization was confirmed on April 16, 1993 and became effective on April 27, 1993 (the "Reorganization"). On such date, Holdings merged with and into Continental. System One Information Management, Inc. ("System One"), which had been a subsidiary of Holdings, was reorganized as a subsidiary of Continental. Because consolidated Continental (as reorganized) includes System One and other businesses that had been consolidated with Holdings prior to April 27, 1993 (but not with pre-reorganization Continental), the discussion herein includes references to Holdings' consolidated financial statements for periods prior to April 27, 1993. On April 27, 1993, Continental adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which resulted in adjustments to the Company's common stockholders' equity and the carrying values of assets and liabilities. Accordingly, the Company's post-reorganization balance sheets and statements of operations have not been prepared on a basis of accounting consistent with the pre-reorganization balance sheet and statements of operations. For accounting purposes, the inception date for the Reorganized Company is deemed to be April 28, 1993. A vertical black line is shown in the consolidated financial statements to separate Continental from the Predecessor Company since the financial statements have not been prepared on a consistent basis of accounting.

The Company has prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1994 and the results of its operations and its cash flows for the periods ended September 30, 1994 and April 27 and September 30, 1993. Certain reclassifications have been made to the prior year's financial statements to conform to the 1994 presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 1 - EARNINGS (LOSS) PER SHARE

The earnings (loss) per common share computation is based upon the income (loss) applicable to common shares and the average number of shares of common stock and dilutive common stock equivalents (warrants, options and restricted stock) outstanding. The number of shares used in the computations for the three and nine months ended September 30, 1994 was 28,988,888 and 25,522,568, respectively. Preferred stock dividend requirements (including additional dividends on unpaid dividends) and accretion to redemption value on preferred stock decreased net income for this computation by approximately $1.4 million for the three months ended September 30, 1994 and increased the net loss for this computation by $4.2 million for the nine months ended September 30, 1994.

NOTE 2 - PREFERRED AND COMMON STOCK

The Company had approximately $7.4 million and $3.4 million of dividends on its preferred stock in arrears as of September 30, 1994 and December 31, 1993, respectively.

In January 1994, Air Canada converted 287,840 shares of Class B Common Stock into an equal number of shares of Class A common stock to preserve its percentage of total voting power.

See Note 7 - "Other - Compensation Plans" for a discussion of certain plans pursuant to which additional shares of common stock may be issued.

NOTE 3 - PASSENGER REVENUES

In the third quarter of 1994, the Company recorded a $23.4 million favorable adjustment as a result of a change in the Company's estimate of awards expected to be redeemed for travel on Continental under its frequent flyer program. In the third quarter of 1993, the Company recorded a $75.0 million favorable adjustment resulting from the completion of the Company's periodic evaluation of its air traffic liability account.

NOTE 4 - NONOPERATING INCOME (EXPENSE)

In the third quarter of 1993, the Company recorded charges totaling approximately $13.1 million related to Continental's termination of service to Australia and New Zealand.

NOTE 5 - INCOME TAXES

The income tax benefit for the nine months ended September 30, 1994 differs from the federal statutory rate principally due to state taxes and certain nondeductible expenses. A provision was not recorded for the three months ended September 30, 1994 due to net operating losses that have not previously been benefitted. The income tax benefit for the period April 28, 1993 through September 30, 1993 is based on the estimated annual effective tax rate which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The provision for income taxes for the period January 1, 1993 through April 27, 1993 represents only state income taxes.

NOTE 6 - CONTINGENCIES

The Company has undertaken a number of actions, and is continuing to analyze and implement additional actions, intended to improve profitability. Certain of these actions may be expected to result in charges and write-offs, which may be material.

As announced on July 28, 1994, the Company reduced operations in Denver to 23 daily departures effective October 31, 1994. As a result of this reduction of operations in Denver, and the expected increase in costs associated with the pending opening of a new Denver airport, the Company is pursuing several alternatives which could reduce its exposure in Denver and is continuing to evaluate the financial impact of the reduction of its Denver operations.

On November 7, 1994, the Company announced its decision to close its Western U.S. scheduled maintenance facilities in Los Angeles and Denver, eliminating approximately 1,640 maintenance positions. Much of the Company's scheduled maintenance needs will be performed by outside suppliers who can support the Company's flight operations at locations more convenient to its primary routes in the Eastern, Central and Southern regions of the United States.

The Company is considering eliminating or removing from service certain jet and turboprop aircraft that management believes are not well suited to the Company's current route structure and, in connection herewith, the Company has announced that it plans to remove eight A300 aircraft from service effective January 10, 1995.

Until the Company completes its evaluation of alternatives with respect to each such action (and, in the case of Denver, until the cost of the new airport has been determined), the amounts of charges and write-offs that may be incurred cannot be determined.

NOTE 7 - OTHER

Compensation Plans. On March 4, 1994, the Board of Directors adopted the Continental Airlines 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan") (to be effective July 1, 1994) and the Continental Airlines 1994 Incentive Equity Plan (the "Incentive Plan"), which plans were approved by the stockholders of the Company at the annual stockholders' meeting on June 30, 1994.

Under the Stock Purchase Plan, all full and part-time employees of the Company who are on the United States payroll may purchase shares of Class B Common Stock ("Class B") at 85% of the lower of fair market value on the first or last business day of a calendar quarter. A maximum of 4,000,000 shares of Class B are authorized for purchase.

Under the Incentive Plan, key officers and employees of the Company and its subsidiaries may be selected by the Human Resources Committee of the Board of Directors (the "Committee") to receive any or all of the following: stock options, restricted stock, long-term incentive awards and annual incentive awards. Subject to adjustment, as provided for in the Incentive Plan, the number of shares of common stock that may be issued under the Incentive Plan will not in the aggregate exceed 2,300,000 shares of Class B, which may be originally issued or treasury shares or a combination thereof. On March 4, 1994, the Board of Directors approved the grant of options to employees to purchase approximately 1,900,000 shares of Class B with an exercise price of $21.375 per share. On July 1, 1994, each outside director of Continental received an option to purchase 1,500 shares of Class B with an exercise price of $13.25 per share.

In addition, the Incentive Plan permits awards of restricted stock to participants, subject to one or more restrictions, including a restriction period and a purchase price, if any, to be paid by the participant, as determined by the Committee. The number of shares of common stock that may be granted or sold as restricted stock under the Incentive Plan may not in the aggregate exceed 300,000 shares of Class B. As of September 30, 1994,
132,000 shares of restricted stock had been granted with no cost to the participants.

In addition, the Board of Directors approved (a) a broad-based employee compensation program including: (i) a profit sharing program under which 15% of the Company's pre-tax earnings (before unusual or nonrecurring items) will be distributed each year to all employees on a pro rata basis according to base salary, and (ii) a one-time grant of approximately one million shares of restricted stock for substantially all employees at or below the Continental Manager or equivalent position (the restricted stock vests over a four-year period, has no exercise price and will result in the recognition of approximately $16.1 million of compensation expense which is being amortized over the vesting period) and (b) an executive cash bonus plan based upon Company share price performance within a specified range over a period of years.

America West Airlines, Inc. ("America West"). As a limited partner in AmWest Partners, L.P. ("AmWest"), Continental participated in the acquisition by AmWest of 31.4% of the equity of reorganized America West in connection with America West's emergence from bankruptcy effective August 25, 1994. Continental contributed approximately $18.8 million of a total of approximately $113 million used by AmWest. As a result of the transaction, Continental owns approximately 5.7% of the equity of reorganized America West. Continental also entered into a series of agreements with America West, such as agreements related to code sharing and ground handling, which are expected to create substantial benefits for both airlines.

Each investor participating in the acquisition did so on individual terms; Continental and certain affiliates of Fidelity Management Trust Company invested at the same per share price, but at a higher price (approximately $9.25 per share as compared to approximately $6.75 per share) than the price being paid by Air Partners, II, L.P. ("AP II") and TPG Partners, L.P., partnerships controlled by Mr. David Bonderman, Chairman of the Board of Continental. However, as between Continental and AP II, Continental is entitled to receive a 10% per year return on its investment before AP II receives any return and to receive its invested capital back before AP II does.

Foreign Carrier Alliance. In May 1994, Continental entered into a strategic alliance with Alitalia Airlines to expand travel between the United States and Italy, including a code sharing agreement. The agreement has been approved by both the Italian and United States governments.

Litigation. On July 19, 1994, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved a comprehensive settlement resolving claims filed by the Air Line Pilots Association ("ALPA") and former Eastern Air Lines, Inc. ("Eastern") pilots which asserted that, among other things, a de facto operational merger between Continental and Eastern occurred and therefore the pilot seniority lists of Continental and Eastern should be integrated. Under the settlement, each pilot may elect to participate by receiving (i) an allowed general unsecured claim with a face value of approximately $100,000 against the debtor estates of Continental and Holdings (the payment of which will be primarily in the form of Continental Class B Common Stock which was issued for the benefit of creditors pursuant to the provisions of Continental's Revised Second Amended Joint Plan of Reorganization) and limited pass travel privileges or (ii) a future hiring preference at Continental, half of the allowed general unsecured claim and limited pass travel privileges. The second option is available only to the 225 most senior pilots so electing. Individual pilots who have filed claims and elect not to participate may continue to pursue their claims. However, the agreement settles all remaining claims between Continental and ALPA.

On August 18, 1994, a dissident group of Eastern pilots, known as the "LPP Claimants," sought leave from the Bankruptcy Court to file an untimely appeal from the Order approving the Settlement. That request was denied on September 9, 1994, and the dissidents have appealed that denial to the United States District Court. Briefing on that appeal was concluded on November 10, 1994. The Company believes that the likelihood that the LPP Claimants will be successful is extremely remote.

Continental Express, Inc. In May 1994, the Company's turboprop commuter airline subsidiary, Continental Express, Inc. ("Express"), terminated substantially all of its unprofitable Denver operations, which were taken over by GP Express Airlines, Inc. ("GP Express"), an unaffiliated commuter airline operator. Express has implemented cost reduction programs, including substantial workforce reductions. Continental is considering a possible private placement by Express of less than 20% of the common stock of Express. The Express shares offered in the private placement would not be registered under the Securities Act and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is also considering a possible future distribution by Continental to its stockholders of all or part of the stock of Express held by Continental.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An analysis of statistical information for Continental's jet operations is as follows:

                                        Three Months Ended        Net
                                          September 30,        Increase/
                                        1994         1993      (Decrease)
Revenue passengers (thousands) . . .  11,629       10,294       12.97 %
Revenue passenger miles
 (millions) (a). . . . . . . . . . .  11,616       11,679       (0.54)%
Available seat miles (millions) (b).  17,259       17,572       (1.78)%
Passenger load factor (c). . . . . .    67.3%        66.5%       0.80 pts.
Breakeven passenger load factor (d).    64.7%        63.6%       1.10 pts.
Passenger revenue per available
  seat mile (cents) (e). . . . . . .    7.38         7.49       (1.47)%
Operating cost per available seat
  mile (cents) (f) . . . . . . . . .    7.56         7.64       (1.05)%
Average yield per revenue
  passenger mile (cents) (g) . . . .   10.97        11.27       (2.66)%
Average fare per revenue passenger . $109.57      $127.84      (14.29)%
Average length of aircraft
  flight (miles) . . . . . . . . . .     707          877      (19.38)%
Average daily utilization of
  each aircraft (h). . . . . . . . .   10:10         9:54        2.69 %

                                         Nine Months Ended        Net
                                          September 30,        Increase/
                                        1994         1993      (Decrease)
Revenue passengers (thousands) . . .  31,493       28,942        8.81 %
Revenue passenger miles
 (millions) (a). . . . . . . . . . .  31,154       32,481       (4.09)%
Available seat miles (millions) (b).  48,632       51,248       (5.10)%
Passenger load factor (c). . . . . .    64.1%        63.4%       0.70 pts.
Breakeven passenger load factor (d).    65.1%        66.1%      (1.00)pts.
Passenger revenue per available
  seat mile (cents) (e). . . . . . .    7.36         7.14        3.08 %
Operating cost per available seat
  mile (cents) (f) . . . . . . . . .    7.92         7.94       (0.25)%
Average yield per revenue
  passenger mile (cents) (g) . . . .   11.49        11.27        1.95 %
Average fare per revenue passenger . $113.64      $126.50      (10.17)%
Average length of aircraft
  flight (miles) . . . . . . . . . .     728          876      (16.89)%
Average daily utilization of
  each aircraft (h). . . . . . . . .    9:56         9:50        1.02 %

(a) "Revenue passenger miles" means the number of scheduled miles flown by revenue passengers.
(b) "Available seat miles" means the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(c) "Passenger load factor" means revenue passenger miles divided by available seat miles.
(d) "Breakeven passenger load factor" means the percentage of seats which must be occupied by revenue passengers in order for the airline to breakeven on an income before income taxes basis, excluding nonrecurring, nonoperating gains/losses and other special items.
(e) "Passenger revenue per available seat mile" means passenger revenue divided by available seat miles.
(f) "Cost per available seat mile" means the total of operating expenses divided by available seat miles.
(g) "Average yield per revenue passenger mile" means the average revenue received for each mile a revenue passenger is carried.
(h) "Average daily utilization of each aircraft" means the average block hours flown per day in revenue service per aircraft.

The Company has undertaken a number of actions, and is continuing to analyze and implement additional actions, intended to improve profitability. Certain of these actions may be expected to result in charges and write-offs, which may be material. See Note 6 of Notes to Consolidated Financial Statements.

Management has implemented strategies to improve the performance of Express, which has experienced substantial losses in recent years. In May 1994, Express terminated substantially all of its unprofitable Denver operations, which were taken over by GP Express. The Company reached an agreement with GP Express for GP Express to lease and/or sublease from the Company 15 Beechcraft 1900 aircraft currently serving seven markets from Denver. The agreement contemplates that GP Express will continue service in the Denver market under the name Continental Express pursuant to a code sharing agreement with the Company. Express has implemented cost reduction programs, including substantial work force reductions.

During the third quarter of 1994, the Company significantly improved the operating reliability of its low fare, short haul "Continental Lite" operations over results for the second quarter. However, Continental Lite as a whole was not profitable in the third quarter, and management is continuing to implement changes intended to achieve sustained profitability. There can be no assurance as to when or whether such profitability will be achieved.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine month periods ended September 30, 1994 as compared to the three and nine month periods ended September 30, 1993. A discussion with respect to the three months ended September 30, 1994 and 1993 has been provided only for material changes that are not consistent with the discussion of the nine month periods. The Company's results of operations for the three and nine month periods ended September 30, 1994 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to April 28, 1993, due to the implementation of fresh start reporting upon the Company's emergence from bankruptcy.

The Company recorded consolidated net losses of $89.9 million for the nine months ended September 30, 1994 as compared to consolidated net income of $2.6 billion for the nine months ended September 30, 1993. The Company's net income in 1993 included $3.0 billion in fresh start adjustments primarily related to the discharge of prepetition debt obligations.

The Company recorded consolidated net income of $30.6 million and $12.4 million for the three months ended September 30, 1994 and 1993, respectively. Consolidated operating income totaled $82.8 million for the three months ended September 30, 1994 as compared to consolidated operating income of $91.0 million for the three months ended September 30, 1993. The operations of Continental's subsidiary, Continental Micronesia, Inc. ("CMI"), contributed significantly to Continental's consolidated operating results for the third quarter of 1994. CMI's operating results have been favorably impacted by improved economic conditions in Japan and recovery from an August 1993 earthquake in Guam.

Passenger revenues for the three and nine months ended September 30, 1994, include a $23.4 million favorable adjustment as a result of the Company's estimate of awards expected to be redeemed for travel on Continental under its frequent flyer program. Passenger revenues for the three and nine months ended September 30, 1993, include a $75.0 million favorable adjustment resulting from the completion of the Company's periodic evaluation of its air traffic liability account.

Passenger revenues decreased 2.6% for the first nine months of 1994 as compared to the same period in 1993 due primarily to a 5.1% decrease in available seat miles and a 4.1% decrease in Continental's jet revenue passenger miles. Such decrease was partially offset by a 2.0% increase in jet yields. Revenues in the first nine months of 1994 were negatively impacted by the unusually poor weather in the eastern United States in the first quarter of 1994 and a decrease in available seat miles due to Continental's acceleration of its fleet refurbishment program.

Cargo, mail and other revenues in the first nine months of 1994 decreased 7.4% as compared to the first nine months of 1993 primarily as a result of Continental's termination of service to Australia and New Zealand in October 1993, poor weather in the eastern United States during the first quarter of 1994 and a decrease in other revenue. Cargo, mail and other revenues remained relatively constant in the third quarter of 1994 as compared to the same period in 1993.

Wages, salaries and related costs in the first nine months of 1994 decreased 1.0% as compared to the same period in 1993 due to a decrease in the number of full-time equivalent employees partially offset by higher wage rates. In July 1992, the Company implemented an average 10% wage reduction, which reduction was restored in equal increments in December 1992, April 1993 and April 1994, with the final restoration occurring in July 1994. The number of full-time equivalent employees decreased from approximately 40,650 as of September 30, 1993 to approximately 38,800 as of September 30, 1994. As a percentage of total operating costs, the Company's labor costs were 27.0% for the first nine months of 1994 as compared to approximately 26.1% for the first nine months of 1993.

Fuel expense decreased 12.1% in the first nine months of 1994 as compared to the same period in 1993. The quantity of jet fuel used decreased from 1,012.6 million gallons in the first nine months of 1993 to 1,003.8 million gallons in the first nine months of 1994, and the average price per gallon decreased from 59.94 cents to 52.74 cents. Fuel costs were 12.9% and 14.0% of total operating expenses in the first nine months of 1994 and 1993, respectively.

Rentals and landing fees increased 1.1% in the first nine months of 1994 as compared to the same period in 1993 and increased 5.3% in the third quarter of 1994 as compared to the same period in 1993. Rent expense increased primarily as a result of settlements reached in April 1993 with certain aircraft debt holders (which resulted in the transfer to the debt holders and subsequent leaseback of certain aircraft) and the delivery of new Boeing 737 and 757 aircraft during 1994. Such increase was partially offset by retirements of leased aircraft and the amortization of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

Commissions expense decreased 20.1% in the first nine months of 1994 and 31.1% in the three months ended September 30, 1994 as compared to the same periods in 1993 primarily due to a decrease in commissionable sales.

Depreciation and amortization expense increased 8.3% between the periods due primarily to the amortization of intangibles (including Reorganization Value in Excess of Amounts Allocable to Identifiable Assets) beginning April 28, 1993. Such increase was partially offset by a decrease in depreciation expense due to a reduction in the number of owned aircraft as a result of settlements reached in early 1993 with certain aircraft debt holders (which resulted in the transfer to the debt holders and subsequent leaseback of certain aircraft). In addition, depreciation and amortization expense increased 6.3% in the third quarter of 1994 as compared to the same period in 1993 due primarily to an increase in aircraft operated under capital leases (aircraft previously leased under operating leases) and the amortization of incremental capitalized costs associated with aircraft.

Other operating expenses decreased 2.8% in the first nine months of 1994 as compared to the same period in 1993 primarily as a result of a decrease in passenger services and maintenance, material and repair expenses partially offset by an increase in other miscellaneous expenses. Charges totaling approximately $5.5 million were recorded in the first quarter of 1994 relating to the redeployment of assets.

The Company's interest expense increased 19.5% for the first nine months of 1994 as compared to the same period in 1993 (from $153.1 million to $183.0 million) due primarily to a net increase in debt on which the Company was required to accrue interest. As a result of its Chapter 11 filings, through April 1993, the Company was not obligated to pay, and accordingly ceased accruing contractual interest on its unsecured and undersecured obligations. Interest expense decreased 6.1% in the third quarter of 1994 as compared to the same period in 1993 due to the early repayment of debt.

Capitalized interest increased $3.9 million in the first nine months of 1994 as compared to the same period in 1993 due primarily to an increase in the average balance of purchase deposits for flight equipment during the first nine months of 1994 as compared to the same period in 1993.

Interest income increased 23.2% in the first nine months of 1994 as compared to the same period in 1993 primarily due to an increase in the average balance of cash and cash equivalents. Interest income increased 6.1% in the third quarter of 1994 compared to the same period in 1993 due to an increase in the average interest rate. Interest income earned on the Company's investments during the period prior to April 28, 1993 was classified as a reorganization item in accordance with SOP 90-7.

For the nine months ended September 30, 1994 and 1993, the Company recorded gains relating primarily to Continental's disposition of property, equipment and other assets of $1.8 million and $35.5 million, respectively. In 1993, the Company recorded a gain of $34.9 million related to System One's sale to Electronic Data Systems Corporation of substantially all of the assets of its Airline Services Division.

Reorganization items-professional fees and other in the first nine months of 1993 included professional fees of $58.6 million and accruals for rejected aircraft agreements and other miscellaneous adjustments of $187.2 million. In addition, in the second quarter of 1993, fresh start adjustments totaling $719.1 million were recorded relating to the adjustment of assets and liabilities to fair market value as well as other miscellaneous fresh start adjustments of approximately $76.8 million. These fresh start adjustments were partially offset by the write-off of deferred gains on sale/leaseback transactions of $218.6 million.

The Company's other nonoperating income (expense) in the first nine months of 1994 primarily included foreign exchange and other losses of $9.0 million (primarily related to Japanese yen-denominated transactions) and charges totaling approximately $2.3 million relating to the closing of certain stations. Other nonoperating income (expense) in the first nine months of 1993 included foreign exchange losses (primarily related to Japanese yen, German mark and British pound-denominated transactions) of $11.4 million, charges totaling approximately $13.1 million related to the Company's termination of services to Australia and New Zealand and other expenses (primarily related to the abandonment of and relocation to airport facilities).

In 1993, the Company recorded an extraordinary gain of approximately
$3.6 billion resulting from the extinguishment of prepetition obligations, including the write-off of a deferred credit related to Eastern of approximately $1.1 billion.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1994, the Company had approximately $501.2 million in cash and cash equivalents as compared to $721.0 million as of December 31, 1993.
This decrease was a result of approximately $149.8 million of net cash used by financing activities and $139.4 million of net cash used by investing activities offset by $69.3 million of net cash provided by operating activities. Approximately $110.0 million and $102.4 million of cash and cash equivalents at September 30, 1994 and December 31, 1993, respectively, were held in restricted arrangements relating primarily to payments for workers' compensation claims and in accordance with the terms of certain security agreements.

Continental currently does not have general lines of credit or significant unencumbered assets, and its access to additional sources of liquidity, in particular debt financing, remains limited. In addition, Continental's principal note agreements require mandatory prepayments in the event of most asset sales. Continental's ability to improve its liquidity will depend, in part, upon its ability to achieve improved financial results.

As of September 30, 1994, Continental has substantial capital commitments, including firm commitments for substantial numbers of new aircraft (to be used to replace existing aircraft) with a cost of approximately $3.2 billion; in connection with such firm order aircraft, the Company has financing commitments, subject to conditions, of over $1.5 billion. The Company also has options to acquire additional aircraft. As of September 30, 1994, the Company had acquired, under operating leases, 18 of the 737 aircraft and six of the 757 aircraft on firm order. In January 1994, Continental exercised its options with respect to two additional 737 aircraft. In March 1994, the Company entered into a separate agreement to acquire under long-term leases ten new
737 aircraft. The first of these aircraft is scheduled to be delivered in the last quarter of 1994 and the remainder in 1995.

The Company intends to seek additional financing for the aircraft deliveries (which may include public debt financing and/or private financing) in the future when and as appropriate. The Company has filed a shelf registration relating to the potential offering of secured and unsecured debt securities, including convertible debt securities.

In addition to traditional sources of liquidity, the Company is evaluating the desirability of disposing of one or more non-core assets or operations.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 7 - "Other - Litigation" of Notes to Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              10.1 Third Revised Investment Agreement dated April 21, 1994 between America West Airlines, Inc. and AmWest Partners, L.P. - incorporated by reference to Exhibit 1 to the August 25, 1994 Schedule 13D.

              10.2 Management Compensation Agreement between the Company and Daniel Garton - filed herewith.

              10.3 Management Compensation Agreement between the Company and John Luth - filed herewith.

              10.4 First Amendment to 1994 Employee Stock Purchase Plan - filed herewith.

              10.5 Prospectus relating to 1994 Restricted Stock Grant, in replacement of Exhibit 4.3 to the Company's Registration Statement No. 33-81326 - filed herewith.

              11.1 Statement Regarding Computation of Per Share Earnings - filed herewith.

              27.1  Financial Data Schedule - filed herewith.

         (b)  Reports on Form 8-K:

              None.
             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONTINENTAL AIRLINES, INC.
                                                  (Registrant)





Date:  November 14, 1994            by: /s/ Daniel P. Garton
                                        Daniel P. Garton
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (On behalf of Registrant)




Date:  November 14, 1994            by: /s/ Janice E. Bryant
                                        Janice E. Bryant
                                        Vice President and Controller
                                        (On behalf of Registrant)

                        CONTINENTAL AIRLINES, INC.
                              INDEX TO EXHIBITS


     10.1 Third Revised Investment Agreement dated April 21, 1994 between America West Airlines, Inc. and AmWest Partners, L.P. - incorporated by reference to Exhibit 1 to the August 25, 1994 Schedule 13D.

     10.2 Management Compensation Agreement between the Company and Daniel Garton - filed herewith.

     10.3  Management Compensation Agreement between the Company and John Luth
           - filed herewith.

     10.4 First Amendment to 1994 Employee Stock Purchase Plan - filed herewith.

     10.5 Prospectus relating to 1994 Restricted Stock Grant, in replacement of Exhibit 4.3 to the Company's Registration Statement No. 33-81326
           - filed herewith.

     11.1 Statement Regarding Computation of Per Share Earnings - filed herewith.

     27.1  Financial Data Schedule - filed herewith.