Form 10-K
period 1994-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1995-04-13
CIK 319687

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                    OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________

                        CONTINENTAL AIRLINES, INC.
          (Exact name of registrant as specified in its charter)

                                 Delaware
              (State or other jurisdiction of incorporations)

        0-9781                                 74-2099724
(Commission File Number)           (IRS Employer Identification No.)

              2929 Allen Parkway, Houston, Texas        77019
            (Address of principal executive office)    (Zip Code)

     Registrant's telephone number, including area code:  713-834-5000

        Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange
     Title of Each Class                  on Which Registered

    Class A Common Stock,               New York Stock Exchange, Inc.
    par value $.01 per share

    Class B Common Stock,               New York Stock Exchange, Inc.
    par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act:
                                   None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $188.8 million as of March 31, 1995.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes    X     No

                              _______________

    As of March 31, 1995, 6,301,056 shares of Class A Common Stock and 20,521,581 shares of Class B Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    Proxy Statement for Annual Meeting
          of Stockholders to be held on June 5, 1995:   PART III


                                  PART I

ITEM 1.  BUSINESS.

Continental Airlines, Inc. (the "Company", the "Reorganized Company" or "Continental") is a United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline as measured by 1994 revenue passenger miles and, together with its wholly owned subsidiary, Continental Express, Inc. ("Express"), and its 91.0%-owned subsidiary, Continental Micronesia, Inc. ("CMI"), serves more than 160 airports worldwide. Internationally, Continental flies to 54 destinations and offers additional connecting service through alliances with foreign carriers. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through CMI, the Company provides extensive service in the western Pacific. The Company's wholly owned subsidiary, System One Information Management, Inc. ("System One"), operates a travel agency computerized reservation system, principally in the United States. See Item 1. "Business. System One".

As used in this Form 10-K, the terms "Continental" and "Company" refer to Continental Airlines, Inc. (or, as required by the context, its predecessor) and, unless the context indicates otherwise, its subsidiaries.

Chapter 11 Reorganization

The Company reorganized under Chapter 11 of the federal bankruptcy code effective April 27, 1993 (the "Reorganization"), after having filed for protection on December 3, 1990. Continental's filing for reorganization was necessitated primarily by declines in revenue resulting from a recessionary environment, extreme price competition and significantly increased fuel prices resulting from the Persian Gulf War.

Pursuant to the Reorganization, Continental Airlines Holdings, Inc. (together with its subsidiaries, "Holdings" or the "Predecessor Company"), which had been the Company's parent, merged into the Company. The previously outstanding publicly held equity interests in Holdings were cancelled and new stock in the Company was issued. Also pursuant to the Reorganization, a majority of the Company's equity was issued to Air Partners, L.P. ("AP") and Air Canada ("AC"), in exchange for their investments in the Company. Additional shares of common stock were issued to the Company's retirement plan, and a fixed number of shares of common stock was issued to or for the benefit of prepetition creditors. See Item
3.  "Legal Proceedings.  Plan of Reorganization".

During the Chapter 11 case, Continental (i) restructured substantial amounts of secured aircraft debt and aircraft lease obligations, significantly reducing its annual payments of principal, interest and rent,
(ii) retired 42 older jet aircraft and (iii) accelerated the scheduled retirement during 1993, 1994 and 1995 of 52 additional older, Stage II (noise level) aircraft. Also, the Company resolved (largely on a non-cash basis) significant claims and contingencies affecting the Company. Such claims and contingencies included the Company's liability to the Pension Benefit Guaranty Corporation (the "PBGC") related to pension plans previously maintained by Eastern Air Lines, Inc. ("Eastern") (the "PBGC Settlement") and the Company's potential liability to Eastern (or its creditors) as a result of certain transactions entered into with Eastern prior to 1989. Certain parties have appealed the disposition of their claims in the Reorganization. See Item 3. "Legal Proceedings". Pursuant to the Reorganization, a substantial amount of unsecured prepetition liabilities was converted to equity, and additional secured and priority debt was restructured to extend payment dates and/or reduce the interest charge.

Pursuant to the Reorganization, System One, which had been a subsidiary of Holdings, was restructured as a wholly owned subsidiary of Continental, two separate commuter airline subsidiaries were restructured as Express and Continental's western Pacific operations were restructured by establishing CMI.

Domestic Operations

Continental operates its domestic route system primarily through three hubs in Newark, Houston and Cleveland. Continental's hub system allows the Company to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows Continental to add service to a new destination from a large number of cities using only one or a limited number of aircraft.

Newark. As of March 31, 1995, Continental operated 55.8% (181 departures) of the total daily jet departures and, together with Express, accounted for 57.0% (277 departures) of all daily (jet and turboprop) departures from Newark. Considering the three major airports serving New York City (Newark, LaGuardia and John F. Kennedy), Continental and Express accounted for approximately 22.6% of all daily departures, while the next largest carrier, USAir, Inc. ("USAir"), and its commuter affiliate accounted for approximately 17.4% of all daily departures as of March 31, 1995.

Houston. As of March 31, 1995, Continental operated 77.9% (255 departures) of the daily jet departures and, together with Express, accounted for 79.2% (352 departures) of all daily departures from Houston's Intercontinental Airport. Southwest Airlines Co. ("Southwest") also has a significant share of the Houston market, primarily through Hobby Airport. Considering both Intercontinental and Hobby Airports, as of March 31, 1995, Continental operated 58.2% and Southwest operated 21.6% of the daily jet departures from Houston.

Cleveland.  As of March 31, 1995, Continental operated 54.8%
(105 departures) of all daily jet departures and, together with Express, accounted for 60.3% (169 departures) of all daily departures from Cleveland's Hopkins Airport ("Hopkins"). The next largest carrier, USAir, and its commuter affiliate accounted for 9.3% of all daily departures from Hopkins as of March 31, 1995.

Denver. During 1994, the Company significantly reduced operations in Denver, resulting in the conversion of Denver from a hub to a spoke city. In August 1993, prior to management's decision to reduce operations in Denver, Continental operated 165 daily jet departures and 110 daily turboprop departures from Denver. As of March 31, 1995, Continental operated only 19 daily jet departures and had terminated all turboprop operations at Denver. Turboprop service is provided to a number of smaller regional cities by an unaffiliated third party, G.P. Express Airlines, Inc. ("GP Express"), under a code-share agreement. As a result of this reduction of operations in Denver, aircraft were redeployed to other hubs and to non-hub flying. See Item 3. "Legal Proceedings. Denver International Airport" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Greensboro.  As of March 31, 1995, Continental operated 56.3%
(57 departures) of all daily jet departures and, together with Express and GP Express, accounted for 60.8% (90 departures) of all daily departures from Greensboro's Piedmont Triad International Airport ("Piedmont"). Turboprop service is provided to a number of smaller regional cities by GP Express under a code-share agreement. The next largest carrier, USAir, and its commuter affiliate accounted for 21.8% (34 departures) of all daily departures from Piedmont as of March 31, 1995.

Continental Lite. In 1994, Continental rapidly expanded "Continental Lite" (a network of short-haul, no-frills, low-fare flights initially referred to as Peanuts Flights) from 173 daily flights and 19 aircraft serving
14 cities in November 1993 to 1,000 daily flights and 114 aircraft serving 43 cities in September 1994. The rapid growth of Continental Lite was supplied by redeploying a substantial portion of Continental's capacity, including aircraft made available by elimination of the Denver hub and by deliveries of new aircraft under the Company's agreement with The Boeing Company ("Boeing"). Continental Lite experienced operational problems in connection with this rapid growth and was not profitable in 1994. At its peak, approximately 35% of Continental Lite flying consisted of point-to-point, linear service not integrated with the Company's hubs ("linear flying"). Linear flying proved to be significantly unprofitable and was responsible for an estimated 70% of all Continental Lite system losses in 1994. In 1995, the Company is substantially reducing its Continental Lite operation. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

America West Airlines, Inc. ("America West"). As a limited partner in AmWest Partners, L.P. ("AmWest"), Continental participated in the acquisition by AmWest of a portion of the equity of reorganized America West in connection with America West's emergence from bankruptcy, effective August 25, 1994. In the transaction, Continental paid $18.8 million for approximately 4.1% of the equity interest and 17.1% of the voting power of the reorganized America West. Continental also entered into a series of agreements with America West, including agreements related to code-sharing and ground handling, which have created substantial benefits for both airlines.

Each investor participating in the acquisition did so on individual terms; Continental and certain other parties invested at the same per share price, but at a higher price (approximately $9.36 per share as compared to approximately $7.01 per share) than the price paid by Air Partners, II, L.P., TPG Partners, L.P. and TPG Parallel I, L.P. (collectively, the "TPG entities"), partnerships controlled by Mr. David Bonderman, Chairman of the Board of Continental. However, as between Continental and the TPG entities, Continental is entitled to receive a 10.0% per year return on its investment before the TPG entities receive any return and to recoup its invested capital before the TPG entities recoup their capital.

International Operations and Foreign Carrier Alliances

International Operations. Continental has extensive operations in the western Pacific conducted by CMI, and has expanded its presence in Mexico and Central and South America. As measured by available seat miles, as of March 31, 1995, approximately 25.5% of Continental's operations (including
CMI) were dedicated to international traffic. As of March 31, 1995, Continental operated seven departures a day to five cities in Europe, with connecting service to additional cities through alliances with foreign carriers.

Foreign Carrier Alliances. Over the last decade, major United States airlines have developed and expanded alliances with foreign air carriers, generally involving adjacent terminal operations, coordinated flights and joint marketing. Continental currently has alliances with AC, Scandinavian Airlines System ("SAS"), Transavia Airlines ("Transavia") and Alitalia Airlines ("Alitalia") which management believes are important to Continental's ability to compete as an international airline. In April 1994, Continental entered into a strategic alliance with Alitalia pursuant to a memorandum of understanding, which provided for a code-share agreement and a framework for jointly developing new and competitive services between the United States and Italy. In addition, Continental and Alitalia entered into a wet lease agreement in May 1994 providing for the sharing of revenues and expenses associated with such new services. Implementation of the new alliance began on July 1, 1994, with the commencement of new service between Newark and Rome. The code-share agreement was given final approval by both the United States and Italian governments in October 1994. New service between Newark/Milan and Mexico City/Houston/Rome is planned to begin in mid 1995.

Continental Micronesia, Inc.

Continental has historically had a strong presence in the western Pacific, based in part on operations conducted since 1976 under the name "Continental/Air Micronesia". CMI's operations include a hub operation based on the neighboring islands of Guam and Saipan. The Guam/Saipan hub provides scheduled service to seven Japanese cities (more Japanese destinations than any other United States carrier), Hong Kong, South Korea, Taiwan, Indonesia, the Philippines and ten islands in the western Pacific. Effective April 15, 1995, CMI is adding service to Sydney, Australia. In 1995, CMI also plans to add service to Cebu, Philippines, subject to certain regulatory matters.

Pursuant to the Reorganization, Continental restructured its western Pacific operations by establishing CMI. Continental provides CMI with pilots, aircraft and other essential services at a price intended to approximate Continental's cost of providing the service. CMI is separately certificated as an airline by the United States Department of Transportation (the "DOT"), and holds an operating license issued by the United States Federal Aviation Administration (the "FAA") and foreign route authority issued by the DOT.

The 9.0% minority interest in CMI is owned by United Micronesia Development Association, Inc. ("UMDA"), a private company. Under agreements entered into in connection with the Reorganization, UMDA would have the right to increase its ownership in CMI to just over 20% in the event any participating employer in the Company's pension plans failed to make, or Continental failed to adequately provide for, certain pension plan payments. CMI also pays UMDA a fee of approximately one percent of CMI's gross revenues, as defined, which will continue until January 1, 2012. Prior to the establishment of CMI, Continental had conducted the western Pacific operations itself under the name Continental/Air Micronesia and had paid UMDA the one percent fee.

CMI's operations in the western Pacific have consistently provided greater operating profit margins than Continental's overall operations. Any significant and sustained decrease in traffic to and from Guam and Saipan could materially adversely affect the Company. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and are impacted by changes in the value of the yen as compared to the dollar. During 1993 and 1994, the yen generally appreciated against the dollar, resulting in an increase in CMI's profitability, revenues and, to a lesser extent, expenses.

Continental Express

Continental's jet service at each of its domestic hub cities and at Greensboro is coordinated with Express, which operates under the name "Continental Express". Express operates advanced new-generation turboprop aircraft that average approximately five years of age and seat from 30 to 60 passengers. As of March 31, 1995, Express served 23 destinations from Houston, 17 from Newark, 16 from Cleveland and 2 from Greensboro. In general, Express flights are less than 200 miles in length and less than 90 minutes in duration. Management believes the turboprop operations complement Continental's jet operations by allowing more frequent service to small cities than could be provided economically with jets and by carrying traffic that connects onto Continental's jets. In many cases, Express (and Continental) compete for such connecting traffic with commuter airlines owned by or affiliated with other major airlines operating out of the same or other cities.

In May 1994, Express terminated substantially all of its unprofitable Denver operations, which were taken over by GP Express, an unaffiliated commuter airline operator. Express has implemented cost-reduction programs, including substantial workforce reductions. In 1994, Continental announced it was considering a possible private placement by Express of less than 20% of the common stock of Express as well as a possible future distribution by Continental to its stockholders of all or part of the stock of Express held by Continental. Continental has currently postponed pursuing these transactions.

Business Strategy

Continental has developed a new strategic program, the Go Forward Plan, designed to strengthen the Company's domestic hub operations, increase revenues and cash flows, improve profitability by shrinking excess capacity, and enhance customer service. Since the Reorganization, Continental has not been profitable. In late 1993 and throughout 1994, the Company significantly reduced its presence in Denver, which had historically been unprofitable for the Company, and redeployed aircraft and other resources to the eastern United States in connection with the expansion of Continental Lite. Demand for Continental Lite, particularly in linear markets, proved insufficient to absorb the Company's excess capacity, and Continental Lite was not profitable in 1994. Overcapacity worsened in the latter half of 1994 as Continental's fleet expanded due to deliveries of new jet aircraft.

During the fourth quarter of 1994, the Company determined that a new strategic plan was needed to return the Company to profitability and strengthen its balance sheet. The Go Forward Plan has four key strategic components: Fly to Win, Fund the Future, Make Reliability a Reality and Working Together.

Fly to Win.  Continental intends to maximize efficiencies and revenues by:

- - - - Strengthening its domestic hub operations by adjusting frequencies and improving schedules.

- - - - Pricing fares commensurate with market demand and elasticity.

- - - - Reducing Continental Lite flying by approximately one-third, primarily in linear markets which, at Continental Lite's peak capacity in 1994, represented approximately 35% of the Continental Lite system but accounted for an estimated 70% of Continental Lite's 1994 losses.

- - - - Downgauging aircraft and reducing overall capacity by removing from service 24 less-efficient widebody aircraft and accelerating the retirement of 23 older Stage II narrowbody aircraft during 1995.

- - - - Modernizing its domestic fleet by placing in service 27 new, more efficient aircraft in 1995.

- - - - Improving customer service by returning Continental's frequent flyer program ("OnePass") to its 1993 terms.

- - - - Reducing staff (at all levels) by approximately 4,000 positions to match the reduction in capacity and to eliminate non-value added activities.

Fund the Future. The Company is taking steps to improve liquidity and, in the long term, de-leverage the balance sheet by:

- - - - Adjusting Continental's fleet plan by deferring certain aircraft deliveries, canceling options on aircraft deliveries and removing 24 widebody aircraft and 30 narrowbody aircraft (23 of which are being retired on an accelerated schedule) from service in 1995.

- - - - Negotiating amendments to certain debt and lease agreements to reduce cash requirements in 1995 and 1996.

- - - - Evaluating the potential disposition of certain non-strategic assets.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments".

Make Reliability a Reality. Continental has placed renewed emphasis on reliability and has named two executives to improve its on-time performance, baggage handling and customer satisfaction. Employees will have the opportunity to earn extra pay each month that the Company meets certain on-time performance targets as measured by the DOT. In order to enhance consumer perception of Continental's reliability, consistency and quality, the Company is completing the refurbishment of its terminal spaces and fleet interiors and exteriors during the first half of 1995. In addition, the Company is installing new passenger in-flight telecommunications and computer facilities on all jet aircraft and expects that installation will be substantially completed by the end of 1995.

Working Together. Senior management has instituted a new open-door policy with its employees designed to improve the working environment and encourage all employees to work together as a team to improve operational performance and customer service. In support of the new policy, senior management has hosted hundreds of employees for informal get-togethers and discussion sessions in the executive offices, and more of these sessions are scheduled. In addition, the Company has hired new senior executives with successful records at profitable companies in the areas of pricing, scheduling, distribution, human resources, airport services, law and finance.

Continental's alliance with America West is producing further efficiencies for the two carriers. Task forces have been established to coordinate and optimize benefits in the areas of code-sharing, frequent flyer programs, maintenance procurement, station operations and information systems.

Employees

Labor costs are a significant variable that can substantially impact airline results. For the year 1994, labor costs constituted approximately 27.0% of total operating expenses. While there can be no assurance that Continental's generally good labor relations and high labor productivity experienced in the past five years will continue, Continental's management has established as a significant component of the Go Forward Plan the preservation of good employee relations.

As of December 31, 1994, Continental had approximately 37,800 full-time equivalent employees (including approximately 4,800 pilots, 6,400 flight attendants, 4,900 mechanics, 100 dispatchers, 17,300 customer service agents, reservations agents, ramp and other airport personnel and 4,300 management and clerical employees), approximately 29.8% of whom were represented by unions.

The Company and the Independent Association of Continental Pilots ("IACP") are negotiating an initial collective bargaining agreement for the pilots. Negotiations have progressed to mediated collective bargaining with the National Mediation Board ("NMB") - a normal and usual part of the airline labor negotiation process. The Company is hopeful that a mutually acceptable agreement can be reached without adverse employee work actions; however, the ultimate outcome of the Company's negotiations with the IACP is unknown at this time.

In 1992, Continental and its flight attendants entered into a collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") that has been ratified by the Continental flight attendants and becomes amendable in 1996. In 1993, the NMB ruled that the Express flight attendants are also represented by the IAM. Negotiations between Continental and the IAM have commenced, but the parties have not yet reached an agreement. The Company is hopeful that the parties can reach an agreement without adverse employee work actions; however, the ultimate outcome is unknown at this time. CMI's flight attendants are also represented by the IAM, but are covered under a separate four-year contract that was signed in September 1992 and becomes amendable in September 1996.

Continental's dispatchers are represented by the Transport Workers Union which also represents the dispatchers of Express. CMI's dispatchers are not represented by a union.

CMI's mechanics and mechanic-related employees are represented by the International Brotherhood of Teamsters ("IBT") under a collective bargaining agreement signed in April 1994 which becomes amendable in March 1997. The IBT also represents CMI's agent classification employees located on Guam whose collective bargaining agreement was also signed in April 1994 and becomes amendable in March 1997.

The other employees of Continental, Express and CMI are not represented by unions and are not covered by collective bargaining agreements.

The Company has taken several cost containment actions affecting employees. In 1992, Continental and its subsidiaries implemented across-the-board salary and wage reductions for all employees, ranging from 5.0% of pay at the lowest level of compensation to approximately 22.5% of base pay for Continental's senior management. The reductions, which lowered payroll expense by approximately 10.0%, were restored in equal increments in December 1992, April 1993, April 1994 and July 1994. In January 1995, Continental determined not to make any longevity pay increases and to eliminate approximately 4,000 positions, including executive and management positions, during 1995.

Fuel

Fuel costs constituted approximately 13.1% of total operating costs in 1994. Consequently, changes in fuel costs can significantly affect Continental's operating results. Fuel prices continue to be susceptible to political events. In the event of any fuel supply shortage, higher fuel prices or curtailment of scheduled service could result. Continental cannot predict near or long-term fuel prices. Continental enters into petroleum purchase option contracts to hedge a portion of its future purchases against significant increases in the market price of jet fuel.
In December 1994, approximately three months of jet fuel purchases were hedged by these contracts. In August 1993, the United States increased taxes on domestic fuel, including aviation fuel, by 4.3 cents per gallon. Airlines are exempt from this tax increase until October 1, 1995. When implemented (based on approximately one billion gallons of fuel consumed domestically in 1994), the fuel tax will increase Continental's annual costs by approximately $43.9 million. However, it is possible that the fuel tax exemption will be extended beyond the October 1, 1995 deadline.

Competition and Marketing

The airline industry is highly competitive and susceptible to price discounting. Continental must compete with carriers having substantially greater resources, as well as smaller carriers with lower cost structures. Overall industry profit margins have historically been low and in recent years, have been substantially negative. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


As is the case with other carriers, most tickets for travel on Continental are sold by travel agents. Travel agents generally receive commissions measured by the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Airlines often pay additional commissions in connection with special revenue programs. On February 10, 1995, Delta Airlines, Inc. ("Delta") became the first major airline to place a $50 cap on travel agency commissions for round-trip tickets priced over $500.
Other airlines, including Continental, imposed similar commission caps. However, due to Continental's low fare structure, this change in its commissions policy is not expected to significantly impact operating results. See Item 3. "Legal Proceedings. Antitrust Proceedings".

Frequent Flyer Program

Each major airline has established a frequent flyer program designed to encourage travel on that carrier. Continental sponsors OnePass, which allows passengers to earn mileage credits by flying Continental and certain other carriers, including AC, Transavia, Alitalia, America West and SAS (collectively, the "OnePass Partners"), and by using the services of hotels, car rental firms and credit card companies participating in the OnePass program.

Continental accrues the incremental cost associated with the earned flight awards based on expected redemptions. The incremental cost to transport a passenger on a free trip includes the cost of incremental fuel, meals, insurance and miscellaneous supplies and does not include any charge for potential displacement of revenue passengers or costs for aircraft ownership, maintenance, labor or overhead allocation.

Continental estimates that as of December 31, 1994 and 1993, the total available awards under the OnePass program(based on accumulated mileage) were 1.6 million and 2.5 million roundtrips, respectively, after eliminating those accounts below the minimum level. Continental estimates that as of December 31, 1994 and 1993, 1.1 million and 1.5 million, respectively, of such awards could be expected to be redeemed, and, accordingly, Continental has recorded a liability with respect to such awards. The liability for expected redeemed flight awards decreased from $63.6 million in 1993 to $42 million in 1994 primarily due to a change in the Company's estimate of awards expected to be redeemed. The difference between the awards expected to be redeemed and the total awards available is an estimate, based on historical data, of breakage for those customers who do not redeem all or part of their mileage for travel awards or use their awards with another OnePass Partner.

The number of awards used on Continental was approximately 590,000 and 580,000 roundtrips for the years 1994 and 1993, respectively. Such awards represented approximately 4.6% and 4.7% of Continental's total revenue passenger miles for each year, respectively. Due to the structure of the program and the low level of redemptions as a percentage of total travel, Continental believes that displacement of revenue passengers by passengers using flight awards has historically been minimal.

Industry Regulation and Airport Access

Continental, CMI and Express operate under certificates of public convenience and necessity issued by the DOT. Such certificates may be altered, amended, modified or suspended by the DOT after notice and hearing if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate. The airlines are also regulated by the FAA, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, Continental has established, and the FAA has approved, a maintenance program for each type of aircraft operated by the Company that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. Recently adopted regulations require phase-out of certain aircraft and aging aircraft modifications. Such types of regulations can significantly increase costs and affect a carrier's ability to compete.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of Continental to expand its operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on older aircraft.

On March 24, 1995, the FAA issued new regulations relating to commuter safety. The new regulations are not expected to have a significant impact on the operations of Express.

Several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by a recent decision of the United States Supreme Court. In addition, legislation which became effective June 1, 1992 allows public airports to impose passenger facility charges of up to $3 per departing or connecting passenger at such airports. With certain exceptions, these charges are passed on to the customers.

The FAA has designated John F. Kennedy, LaGuardia, O'Hare and Washington National airports as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between the carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system, proposed from time to time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports or expand slot controls to other airports.
Certain of such proposals could restrict the number of flights, limit the ownership transferability of slots, increase the risk of slot withdrawal, or otherwise decrease the value of Continental's slots. Continental cannot predict whether any of these proposals will be adopted.

The award of international routes to United States carriers is regulated by agreements between the United States and foreign governments. The United States has in the past generally followed the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers. Foreign route authorities may become less valuable to the extent that the United States and other countries adopt "open skies" policies liberalizing entry on international routes. Continental cannot predict what laws and regulations will be adopted or their impact, but the impact may be significant. Certain regulatory changes, if proposed and adopted, could materially adversely affect Continental, could cause defaults under the Company's secured note agreements with General Electric Capital Corporation and affiliates (collectively "GE Capital") and could require charges to the Company's financial statements.

Many aspects of Continental's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs in the airline industry, including for Continental.

Additional laws and regulations have been proposed or are contemplated that could significantly increase the cost of airline operations by, for example, increasing fuel taxes, imposing additional requirements or restrictions on operations or impairing access to capital markets. Continental cannot predict what laws and regulations will be adopted or their impact, but the impact could be significant.

System One

System One develops, markets and distributes travel-related information management products and services ("IMS") to the worldwide travel-related services industry and owns, markets and distributes a computerized reservation system ("CRS") to travel agencies, travel suppliers, corporations and other customers. System One has approximately a 15% share of the travel agency business in the United States and has a substantial market share in Latin America and in the Mid-Pacific/ Micronesia markets. The travel information supplied by the System One CRS to its subscribers includes flight availability, fares, hotel accommodations, car rentals, currency exchange rates and tourist information. System One's IMS business includes management and accounting systems for large travel agencies as well as data consolidation and management products. Approximately 12.3% of System One's 1994 revenues were realized in connection with Continental bookings.

In 1991, System One signed a 10-year systems management agreement with Electronic Data Systems ("EDS"). The agreement provides for EDS to manage the data processing and telecommunications facilities and services used by System One.

In February and March 1995, System One borrowed additional funds from EDS on the same terms as the existing loan agreement with EDS. The proceeds from these borrowings were used to repay a portion of the outstanding amount due Continental from System One under an intercompany revolving credit agreement.

Continental and System One are currently negotiating a series of transactions whereby the existing systems management agreement between System One and EDS would be terminated and a substantial portion of the assets (including the travel agent subscriber base and IMS software) and certain liabilities of System One would be transferred to a newly formed limited liability company ("New S1") that would be owned equally by System One (which will remain a wholly owned subsidiary of Continental), EDS and AMADEUS, a European CRS. Substantially all of System One's remaining assets (including the CRS software) and liabilities would be transferred to AMADEUS. In addition to retaining a one-third interest in New S1, the outstanding indebtedness of System One owed to each of EDS and Continental would be repaid, and System One would receive cash and an equity interest in AMADEUS. New S1 would market the AMADEUS CRS and would continue to develop, market and distribute travel-related IMS. These transactions are anticipated to close in the second quarter of 1995.

ITEM 2.  PROPERTIES.

Flight Equipment

At December 31, 1994, Continental (including CMI) operated a fleet of 330 jet aircraft, as follows:

                                                   Seats
                    Total                       in Standard    Average Age

  Type            Aircraft    Owned   Leased   Configuration   (In Years)
Four Engine

747-200*             3           -        3         392           21.7
747-100*             2           -        2         392           24.0

Three Engine

DC-10-10             6           -        6         287           21.7
DC-10-30            13           -       13         278           16.9
727-200*            65           1       64         149           17.5

Two Engine

A300                21           2       19         257           13.1
737-500             21           -       21         107            0.6
737-300             59          10       49         131            7.2
737-200*            18           9        9         115           25.0
737-100*            13          13        -         107           25.8
757-200             11           -       11         183            0.5
MD-80               67          10       57         141            9.5
DC-9-30*            31           3       28         110           22.4

                   330          48      282

*Stage II (noise level) aircraft.

All of the aircraft and engines owned by Continental are subject to mortgages.

Pursuant to the Company's Go Forward Plan, Continental will remove from service 21 A300 aircraft, three 747 aircraft and 30 727 aircraft (23 of which are being retired on an accelerated schedule) during 1995. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Results of Operations. Nonrecurring Charges".

The FAA has adopted rules pursuant to the Airport Noise and Capacity Act of 1990 that require a scheduled phase out of Stage II aircraft during the 1990's. As a result of Continental's acquisition of a number of new aircraft and the retirement of older Stage II aircraft in recent years, approximately 60.0% of Continental's current jet fleet was composed of Stage III aircraft at December 31, 1994. The Company plans to either retire or install hush kits on the remainder of its Stage II jet fleet prior to the year 2000 in order to comply with such rules.

Continental has firm commitments to take delivery of 22 new 737 and five new 757 aircraft in 1995, one new 757 aircraft in 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is approximately $3.4 billion.

As of December 31, 1994, Express operated a fleet of 76 aircraft, as follows:

                                                   Seats
                   Total                        in Standard    Average Age

  Type            Aircraft    Owned   Leased   Configuration   (In Years)
ATR-72               2           -        2          60            1.0
ATR-42              42           5       37          46            4.8
EMB 120             32          22       10          30            5.0

                    76          27       49

In late 1994, the Company returned to the lessor five Beech aircraft, sold 10 Beech aircraft and grounded its fleet of five Dash 7 aircraft.

In December 1994, Express contracted with Beech Acceptance Corporation ("Beech") for the purchase of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. Deliveries of these aircraft are scheduled in 1995 and 1996.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments" for information regarding capital commitments and financing relating to aircraft.

Facilities

Continental's principal facilities are located in Newark, Houston, Cleveland, Guam, Los Angeles, Denver and Honolulu. All such facilities, as well as substantially all of Continental's other facilities, are leased on a long-term, net rental basis, with the lessee responsible for maintenance, taxes, insurance and other facility-related expenses and services. In certain locations, Continental owns hangars and other facilities on land leased on a long-term basis, which facilities will become the property of the lessor on termination of the lease. At each of its hub cities and most other locations, Continental's passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport.

Denver's Stapleton Airport closed on February 28, 1995 in connection with the opening of the new Denver International Airport ("DIA"). In 1992, the Company agreed to lease (i) 20 gates at DIA for a period of five years from the date DIA opened, (ii) four of such gates for an additional five years and (iii) a substantial amount of operational space in connection with the gates. On April 10, 1995, the Company reached an agreement with the City and County of Denver (the "City") and certain other parties to amend its lease of facilities at DIA which, among other things, reduces to 10 the number of gates (and reduces associated operational space) to be leased by Continental. See Item 3. "Legal Proceedings. Denver International Airport" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments". The Company is negotiating with America West and Frontier Airlines ("Frontier") to sublease up to five of its 10 gates and certain operational space.

Continental recently finished construction of certain new cargo facilities at Los Angeles International Airport ("LAX"). Such facilities were financed with the proceeds from the issuance of $25.3 million of tax-exempt revenue bonds in December 1994. Continental agreed to fund the principal and interest payments related to such bonds through long-term lease agreements. The Company is attempting to sublease the majority of these facilities.

On November 7, 1994, the Company announced its decision to close its western United States scheduled maintenance facilities in Los Angeles and Denver, eliminating approximately 1,640 maintenance positions. Much of the Company's scheduled maintenance needs are now performed by outside suppliers who can support the Company's flight operations at locations more convenient to its primary domestic routes in the eastern, central and southern regions of the United States.

CMI operates a hub in Guam/Saipan, where the airport has undertaken a major terminal expansion expected to be completed by 1997. This expansion, while increasing the number of gates available to CMI, will also increase the cost of CMI's operations in Guam.

Continental also maintains administrative offices, airport and terminal facilities, training facilities and other facilities related to the airline business in the cities it serves.

As of December 31, 1994, Continental remains contingently liable on $202.1 million of long-term lease obligations of USAir related to the East End Terminal at LaGuardia. In the event USAir defaults on such obligations, Continental may be required to cure the default, at which time it would have the right to reoccupy the terminal.

ITEM 3.  LEGAL PROCEEDINGS.

Plan of Reorganization

The Company's Plan of Reorganization, which became effective on April 27, 1993, provides for the full payment of all allowed administrative and priority claims. Pursuant to the Plan of Reorganization, holders of allowed general unsecured claims are entitled to participate in a distribution of 1,900,000 shares of Class A common stock, 5,042,368 shares of Class B common stock and $6,523,952 of cash and have no further claim against the Company. The Plan of Reorganization provided for this distribution to be issued initially in trust to a distribution agent and thereafter for distributions to be made from the trust from time to time as disputed claims are resolved. The distribution agent must reserve from each partial distribution of stock or cash to allow a complete pro rata distribution to be made to each holder of a disputed claim in the event such claim is eventually allowed, unless the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") establishes a lower reserve or estimates the claim at a lesser amount for purposes of distribution. As of March 31, 1995, there remained 307,939 shares of Class A common stock, 1,115,915 shares of Class B common stock, and approximately $1 million of cash available for distribution. The stock and cash set aside for distribution to prepetition unsecured creditors was fixed in the Plan of Reorganization and will not change as claims are allowed. However, as set forth below, a limited number of proceedings are still pending in which prepetition creditors seek to impose additional obligations on the Company.

Bankruptcy Appeals

Several parties appealed the Bankruptcy Court's April 16, 1993 order confirming the Plan of Reorganization.

A group of bondholders appealed to have the United States District Court for the District of Delaware (the "District Court") declare invalid the Plan of Reorganization provisions relating to the allocation for payment of unsecured creditors and the provisions releasing certain current and former officers and directors of the Company and its former parent from the claims of creditors. If the bondholders successfully imposed liability upon such officers and directors, the Company could be required to indemnify such individuals. The Company opposed the appeal on the merits and sought dismissal of certain of the claims as moot due to the substantial consummation of the Plan of Reorganization. On March 16, 1995, the District Court dismissed the appeal in part on grounds of mootness and denied it in part on the merits. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

On December 3, 1990, Continental owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four collateral pools moved in the Bankruptcy Court for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline, and prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees from three of the four collateral pools. The Company also settled all adequate protection claims of the trustees for the fourth collateral pool, except for their claim of approximately $117 million for alleged market value decline of their pool of 29 aircraft and 81 additional engines. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The District Court dismissed the appeals as moot, and the trustees appealed to the Third Circuit Court of Appeals seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. Such appeal is still pending. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

On July 19, 1994, the Bankruptcy Court approved a comprehensive settlement resolving certain claims filed by the Air Line Pilots Association ("ALPA") and former pilots of Eastern. A group of separately represented Eastern pilots (the "LPP Claimants") filed an appeal from an order disallowing the integration of the Eastern pilots seniority list with Continental pilots seniority list. Continental filed a motion to dismiss as moot the appeals brought by the LPP Claimants, on the grounds that only ALPA had standing with regard to this proceeding and ALPA had previously withdrawn a similar appeal. The motion remains pending. Other Eastern-related claimants, including a group of 130 Eastern pilots who seek jobs and damages from Continental based on alleged prepetition promises of employment with Continental, have filed notices of appeal from the confirmation order. The Company is opposing these appeals on the merits and, in any event, if such parties are successful on their claims, their recovery would be limited to the fixed pools of Company common stock and cash provided for in the Plan of Reorganization.

Antitrust Proceedings

In March 1994, the United States District Court for the Northern District of Georgia approved the July 1992 settlement agreement between Continental and class plaintiffs in the consolidated Domestic Air Transportation Antitrust Litigation, in which Continental and other airlines were alleged to have violated the federal antitrust laws by actions related to pricing. Under the settlement approved by the court, Continental provided approximately $11 million in transportation certificates to class members, in full settlement and release of all claims. Pursuant to this agreement and similar settlements involving other defendant airlines, transportation certificates totaling $438 million were provided by Continental and other airlines, which will be valid on any of the settling defendants and will not be subject to interline reimbursement.

On December 21, 1992, the United States Department of Justice (the "DOJ") commenced a civil action in the United States District Court for the District of Columbia against Continental, seven other domestic airlines and the Airline Tariff Publishing Company, alleging violations of Section 1 of the Sherman Act by price fixing and maintenance of a "coordination facilitation device". The suit sought injunctive relief only. All of the airlines, including Continental, named in the suit have entered into a consent decree with the DOJ that is intended to restrict, to some extent, the airlines' pricing practices. This consent decree was approved by the court on August 10, 1994.

Continental and other airlines were the subjects of a civil investigation conducted during 1990-1992 by the Attorney General of the State of Florida and, separately, of a multistate civil investigation that was begun in December 1992 by the Attorneys General of several other states, including Colorado, Connecticut, New York, Ohio, Pennsylvania, Utah and Washington. The investigations sought to determine if the airlines had violated federal or analogous state laws with respect to pricing or bidding concerning government air travel. On October 11, 1994, Continental, together with other airlines, entered into a Settlement Agreement with several states to settle the claims by the 50 states of price fixing. The Settlement Agreement requires the airlines to provide a 10% discount off published domestic fares for eligible government travel during a period no greater than 18 months. To implement the Settlement Agreement, on November 10, 1994, the State Attorneys General filed a class action complaint against Continental and the other airlines in the United States District Court for the District of Columbia, along with a motion for preliminary approval of the Settlement Agreement. On December 8, 1994, the District Court issued a preliminary order approving the Settlement Agreement. Final approval of the Settlement Agreement is still pending. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

On February 9, 1995, Delta imposed dollar limits on the base commissions it would pay to travel agents on domestic airline tickets. Shortly thereafter, other airlines, including Continental, imposed similar dollar limits on their respective commissions. In February and March of 1995, Continental and six other major United States airlines were sued in a number of putative class actions, including In re Airline Travel Agents Antitrust Litigation in the United States District Court for the District of Minnesota, in which various travel agents allege that Continental and the other defendants combined and conspired in unreasonable restraint of trade and commerce in violation of applicable antitrust laws. The plaintiffs also allege that the defendant airlines unlawfully fixed, lowered, maintained and stabilized the commissions paid to United States travel agents. Plaintiffs seek injunctive relief, treble damages, attorneys fees and related costs. Continental is in the process of reviewing the specific allegations in light of the pertinent facts and commencing the preparation of its defense. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

Denver International Airport

In 1992, the Company agreed to lease (i) 20 gates at DIA for a period of five years from the date DIA opened, (ii) four of such gates for an additional five years and (iii) a substantial amount of operational space in connection with the gates and for the terms set forth in the agreement. During 1994, the Company significantly reduced its Denver operations. The City filed a complaint on February 22, 1995 against the Company in the United States District Court for the District of Colorado seeking a determination that the Company materially breached and repudiated the lease and a March 1994 agreement to pay certain costs associated with the delays in opening DIA. In addition, the City sought a judgment declaring the City's rights and the Company's obligations and the award of an injunction that the Company perform such obligations. The City also sought attorneys fees and costs relating to its suit. The Company believes it has defenses against the City, as well as claims against the City that justify rescission of the lease or, if rescission is not awarded by the court, a substantial reduction in the Company's obligations thereunder.

The Company, the City and certain other parties have entered into an agreement ("Settlement") that was approved by the Denver City Council on April 10, 1995. The Settlement provides for the release of certain claims and the settlement of certain litigation filed by the City against the Company and reduces (i) the full term of the lease to five years, subject to certain rights of renewal granted to Continental, (ii) the number of gates leased from 20 to 10, (iii) the amount of leased operational and other space by approximately 70%. The reduced gates and operational space exceed Continental's current needs at the airport, and the Company is negotiating with America West and Frontier to sublease up to five of its remaining gates and certain operational space. The Company will attempt to sublease additional facilities and operational space as well. To the extent Continental is able to sublease any of its gates and operational space, its costs under the lease would be reduced.

The Settlement may still be challenged by certain parties, including by other air carriers, and the Company cannot predict what the outcome of any such challenge would be. Certain air carriers have taken the position that an insufficient number of carriers have executed the Settlement. Failure to implement the Settlement could reduce or eliminate the Company's estimated savings at DIA.

Environmental Proceedings

The Company (including its predecessors) has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party at three Superfund sites. At each site, the Company's potential responsibility is premised on allegations that the Company generated waste disposed of at such site. The Company believes that, although applicable case law is evolving and some cases may be interpreted to the contrary, any claim of liability associated with these sites was discharged by confirmation of the Company's Plan of Reorganization, principally because the Company's exposure at each site is based on alleged prepetition offsite disposal known as of the date of confirmation. Even if the claims were not discharged, on the basis of currently available information, the Company believes that its potential liability for a share of the cost to remedy each site (to the extent the Company is found to have liability) is not material; however, the Company has not been designated a "de minimis" contributor at any of such sites by the EPA. The Company does not believe that the foregoing matters will have a material adverse effect on the Company. The Company may become involved in other environmental proceedings, including the investigation and remediation of environmental contamination at properties or waste disposal sites used or previously used by the Company.

General

Various other claims and lawsuits against the Company are pending, which are of the type reasonably foreseeable in view of the nature of the Company's business. The Company cannot at this time reasonably estimate the possible loss or range of loss that could be experienced if any of the claims were successful. Typically, such claims and lawsuits are covered by insurance. The Company does not believes that the foregoing matters will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Continental's Class A and Class B common stock began trading on the New York Stock Exchange on a when-issued basis on July 14, 1993 and commenced trading on a regular-way basis on September 2, 1993, following the initial distribution of stock to the Company's prepetition creditors. On
December 14, 1993, the Company sold 8,086,579 shares of Class B common stock in an underwritten public offering. Prior to that time, there had been limited trading volume in the Company's common stock.

The following table gives the high and low sales prices for the stocks as reported on the New York Stock Exchange for each quarterly period subsequent to July 1993.

                             Class A Common Stock    Class B Common Stock
                               High         Low        High         Low
1993 Third Quarter  . . . .   30-1/8       17-7/8     30-1/2       17
     Fourth Quarter . . . .   27-7/8       16         25-7/8       13

1994 First Quarter. . . . .   30-3/4       18-3/4     27-1/4       16-7/8
     Second Quarter . . . .   21           13-1/2     19-3/4       11-1/4
     Third Quarter. . . . .   22-1/4       14         21-1/2       13
     Fourth Quarter . . . .   18-1/2        8-1/8     18-1/8        7-1/2

The stock of Holdings that was cancelled in the Reorganization was publicly traded prior to April 28, 1993. Information regarding the price range of such pre-reorganization trading is not comparable with data provided for the Class A common stock or the Class B common stock and is not included in this Form 10-K.

As of March 31, 1995, there were approximately 5,100 and 5,900 holders of record of Continental's Class A and Class B common stock, respectively.

The Company has not paid dividends on its common stock. The Company anticipates that no dividends on its common stock will be declared in the foreseeable future, and that earnings, if any, will be retained for the development of the Company's business. The Company's loan agreements with GE Capital prohibit the Company from paying dividends to common stockholders until February 28, 1997, restrict the subsequent payment of dividends to common stockholders to a percentage of eligible net income (as defined) and require CMI to maintain certain minimum cash balances and net worth levels, which effectively restrict the amount of cash available to Continental from CMI.

The Company's certificate of incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. The Company's bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently requires that no more than 25% of the voting stock of the Company (or any other domestic airline) may be owned directly or indirectly by persons who are not citizens of the United States. Because AC owns approximately 23.9% of the voting power of the Company's common stock and shares of common stock owned by AC have priority over shares held by other foreign holders, the number of shares that may be voted by other foreign holders is very limited.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain consolidated financial data of (i) the Reorganized Company at December 31, 1994 and 1993 and for the year ended December 31, 1994 and the period April 28,
1993 through December 31, 1993 and (ii) the Predecessor Company, for the period January 1, 1993 through April 27, 1993 and as of and for the three years ended December 31, 1992 (in millions, except per share data).

Because consolidated Continental (as reorganized) includes System One and other businesses that had been consolidated with Holdings prior to April 28, 1993 (but not with pre-reorganization
Continental), the discussion herein generally refers to Holdings' consolidated financial statements for periods prior to April 28, 1993.  As a result of the adoption of fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of
Position 90-7 -"Financial Reporting by Entities in Reorganization Under the Bankruptcy Code"
("SOP 90-7") upon consummation of the Plan of Reorganization on April 27, 1993, the consolidated financial statements of the Predecessor Company and the Reorganized Company have not been prepared on a consistent basis of accounting and are separated by a vertical black line.

                              Reorganized Company (1)          Predecessor Company (1)(2)(3)
                                           April 28,     January 1,
                              Year Ended  1993 through  1993 through
                             December 31, December 31,   April 27,      Year Ended December 31,
                                 1994         1993          1993       1992      1991      1990
Operating revenues. . . . . . $5,669.9      $3,910.5     $1,857.2    $5,458.7  $5,450.8  $6,133.9

Operating income (loss) . . .    (11.0)         95.4       (113.1)     (105.9)   (218.9)   (426.6)

Loss before extraordinary
 gain . . . . . . . . . . . .   (613.3)        (38.5)      (978.6)     (125.3)   (305.7) (2,402.9)

Net income (loss) (4) . . . .   (613.3)        (38.5)     2,640.1      (125.3)   (305.7) (2,343.9)

Primary and fully diluted
 loss per common share:
  Before extraordinary
   gain . . . . . . . . . . .   (23.76)        (2.33)           *       (2.70)    (6.74)   (58.96)
  Extraordinary gain. . . . .        -             -            *           -         -      1.44
  Net loss. . . . . . . . . .   (23.76)        (2.33)           *       (2.70)    (6.74)   (57.52)

                                                                            (continued on next page)


                                   Reorganized Company (1)(3)        Predecessor Company (1)(3)
                                           December 31,                     December 31,
                                    1994                1993       1992        1991        1990
Total assets. . . . . . . . . . . .$4,601.2           $5,098.5   $3,252.5    $3,522.8    $3,468.7

Estimated liabilities subject
 to Chapter 11 reorganization
 proceedings. . . . . . . . . . . .       -                  -    3,907.1     4,211.9     4,352.0
Long-term debt and capital
 lease obligations. . . . . . . . .  1,202.5           1,775.3      228.0        81.2           -
Minority interest . . . . . . . . .    25.8               21.9          -           -           -

Redeemable preferred stock. . . . .    52.6               46.9      101.9       101.9       101.9


*Not meaningful.

(1)  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of
     Operations.  Results of Operations" for a discussion of significant transactions in 1994,
     1993 and 1992.  1994 results include nonrecurring charges of approximately $446.8 million.
     1990 results included net losses of $177.1 million attributable to Eastern and Eastern-
     related adjustments aggregating approximately $1.4 billion.  Also included in 1990 results are adjustments aggregating approximately $440.7 million resulting from the Chapter 11 filing by the Predecessor Company and adjustments totaling approximately $270.7 million recorded in connection with asset impairment.  1990 results include gains on the disposition of property, equipment and other assets of $100.2 million.

(2)  Includes Eastern for periods through April 19, 1990, for which periods and at which date
     Eastern was a consolidated subsidiary of Holdings.

(3)  Certain reclassifications have been made in prior years' financial statements to conform to the 1994 presentation.

(4)  No cash dividends were paid on common stock during the periods shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Continental is the successor to Continental Airlines Holdings, Inc. and Continental Airlines, Inc. On December 3, 1990, Continental and Holdings and all their wholly owned domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the federal bankruptcy code. The companies' consolidated Plan of Reorganization was confirmed on April 16, 1993 and became effective on April 27, 1993. On such date, Holdings merged with and into Continental. System One, which had been a subsidiary of Holdings, was reorganized as a subsidiary of Continental. Because consolidated Continental (as reorganized) includes System One and other businesses that had been consolidated with Holdings for periods through April 27, 1993 (but not with pre-reorganization Continental), the discussion herein generally refers to Holdings' consolidated financial statements for periods through April 27, 1993.

On April 27, 1993, the Company adopted fresh start reporting in accordance with SOP 90-7, which resulted in adjustment of the Company's common stockholders' equity and the carrying values of assets and liabilities. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, have also affected the Company's statements of operations. The more significant adjustments related to increased amortization expense relating to routes, gates and slots and reorganization value in excess of amounts allocable to identifiable assets; reduced aircraft rent expense; and increased interest expense.

Adverse Industry Conditions and Competition

The Company has experienced significant losses in the last five fiscal years. The Company's viability is dependent upon its ability to achieve and sustain profitable results of operations and thereby obtain access to external capital sources. During the fourth quarter of 1994, the Company recorded a nonrecurring charge of approximately $446.8 million. See "Results of Operations. Nonrecurring Charges".

The airline industry is highly competitive and susceptible to price discounting, and Continental must compete with carriers having substantially greater resources, as well as smaller carriers with lower cost structures. Overall industry profit margins have historically been low and in recent years, have been substantially negative. Profit levels are highly sensitive to changes in fuel costs, changes in average yield (fare levels) and changes in passenger demand. Passenger demand and yield have been affected by, among other things, the general state of the economy and fare actions taken by Continental or its competitors.

In addition, a number of new carriers have entered the industry, typically with low cost structures. In some cases, the new entrants have initiated or triggered further price discounting. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers, and additional entrepreneurs have indicated that they intend to enter the airline business. Although management believes Continental may be better able than several of its major competitors to compete with the fares offered by start-up carriers because of Continental's lower cost structure, the entry of new carriers on many of Continental's routes (as well as increased competition from established carriers) could negatively impact Continental's results of operations.

Airline Costs

Management believes that the Company's costs will be affected in 1995 by
(i) the full-year impact of the 1994 wage restorations, (ii) higher aircraft rental expense as new aircraft are delivered, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations.

Management believes that maintaining a cost advantage is crucial to the Company's business strategy, and Continental is pursuing aggressive cost reduction objectives in virtually all aspects of its operations.

Fuel costs constituted approximately 13.1% of Continental's operating costs in 1994 and, although Continental has consistently sought to hedge its short to intermediate term exposure against severe spikes in crude oil prices, future price changes could materially affect Continental's results of operations. See Item 1. "Business. Fuel".

In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on older aircraft. These regulatory actions have imposed, and may in the future impose further, material unanticipated costs upon the Company and other airlines.

Other

The Company had, as of December 31, 1994, deferred tax assets aggregating approximately $1.6 billion, including approximately $1.1 billion of net operating loss carryforwards. The Company recorded a valuation allowance of $844.2 million against such assets as of December 31, 1994. Realization of a substantial portion of the Company's remaining net operating loss carryforwards will require the completion during the next three years of transactions resulting in recognition of built-in gains for federal income tax purposes. Although the Company currently intends to consummate one or more such transactions, in the event the Company were to determine in the future that no such transactions will be completed, an adjustment to the deferred tax liability of up to approximately $194 million would be charged to income in the period such determination was made.

Many aspects of Continental's operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Continental has been named as a potentially responsible party at three cleanup sites which have been designated as Superfund Sites. At sites where EPA has commenced remedial litigation, potential liability is joint and several. Continental's alleged volumetric contributions at the sites are minimal. The Company does not believe that the foregoing matters will have a material adverse effect on the Company.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations for each of the three years in the period ended December 31, 1994 is as follows:

                              Net Increase/          Net Increase/
                               (Decrease)             (Decrease)
                       1994     1994-1993     1993     1993-1992     1992
Revenue passengers
 (000). . . . . . .   42,202       9.3 %     38,628       0.7 %     38,358
Revenue passenger
 miles (millions)
 (a). . . . . . . .   41,588      (1.7)%     42,324      (1.7)%     43,072
Available seat miles
 (millions) (b) . .   65,861      (1.7)%     67,011      (1.3)%     67,877
Passenger load
 factor (c) . . . .     63.1%     (0.1) pts.   63.2%     (0.3) pts.   63.5%
Breakeven passenger
 load factor (d). .     62.9%     (0.4) pts.   63.3%     (2.1) pts.   65.4%
Passenger revenue
 per available
 seat mile
 (cents) (e). . . .     7.22       0.7 %       7.17       7.7 %       6.66
Operating cost per
 available seat
 mile (cents) (f) .     7.86      (0.5)%       7.90       4.5 %       7.56
Average yield per
 revenue passenger
 mile (cents) (g) .    11.44       0.8 %      11.35       8.2 %      10.49
Average fare
 per revenue
 passenger. . . . .  $112.71      (9.3)%    $124.32       5.5 %    $117.84
Average length of
 aircraft flight
 (miles). . . . . .      727     (15.1)%        856       0.6 %        851
Average daily util-
 ization of each
 aircraft (h) . . .     9:57       2.2 %       9:44       1.7 %       9:34

_______________

(a)  The number of scheduled miles flown by revenue passengers.
(b) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(c)  Revenue passenger miles divided by available seat miles.
(d) The percentage of seats that must be occupied by revenue passengers in order for the airline to breakeven on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items. This statistic excludes Express operations.
(e)  Passenger revenues divided by available seat miles.
(f) Operating expenses divided by available seat miles. Operating cost for the year ended December 31, 1993 included approximately
     $37 million of nonrecurring items related to the Reorganization.
(g) The average revenue received for each mile a revenue passenger is carried.
(h)  The average block hours flown per day in revenue service per aircraft.

Results of Operations

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended December 31, 1994. The Company's results of operations for the periods subsequent to April 27, 1993 have not been prepared on a basis of accounting consistent with its predecessor's results of operations for periods prior to April 28, 1993 due to the implementation of fresh start reporting upon the Company's emergence from bankruptcy. Financial information for 1993 is derived by combining the results of operations of the Company for the period April 28, 1993 through December 31, 1993 with those of Holdings for the period January 1, 1993 through April 27, 1993.

Overview of 1994. Continental's 1994 loss before nonrecurring charges was $166.5 million, or $6.61 per common share (primary and fully diluted). The 1994 net loss of $613.3 million, or $23.76 per common share (primary and fully diluted), included nonrecurring charges of approximately
$446.8 million, or $17.15 per common share (primary and fully diluted).
See "Nonrecurring Charges" below. The nonrecurring charges and losses in 1994 were caused primarily by major operating changes implemented by Continental during the year and by a late 1994 build-up of excess fleet and related operating capacity that the Company was unable to deploy profitably. Continental's Go Forward Plan, a new, multi-faceted strategy, is designed to redirect and improve the Company's operations, shrink excess capacity, improve liquidity and achieve profitability. See Item 1. "Business. Business Strategy".

Reduction in Western United States Operations. During 1994, Continental greatly reduced its operations in the western United States. The Company eliminated its unprofitable Denver hub operation, cutting daily jet departures from 165 in August 1993, to 86 in July 1994, 59 in September 1994 and 19 at March 31, 1995. Beginning in May 1994, Express also terminated all Denver turboprop operations. In November 1994, Continental announced its decision to close its western United States heavy maintenance facilities in Los Angeles and Denver, eliminating approximately 1,640 maintenance positions.

Continental Lite. In 1994, Continental rapidly expanded Continental Lite (a network of short-haul, no-frills, low-fare flights initially referred to as Peanuts Flights), from 173 daily flights and 19 aircraft serving 14 cities in November 1993 to 1,000 daily flights and 114 aircraft serving 43 cities in September 1994. The rapid growth of Continental Lite was supplied by redeploying a substantial portion of Continental's capacity, including aircraft made available by elimination of the Denver hub and by deliveries of new aircraft under the Company's agreement with Boeing. Continental Lite experienced operational problems in connection with this rapid growth and was not profitable in 1994. At its peak, approximately 35% of Continental Lite flying consisted of point-to-point, linear service not integrated with the Company's hubs. Linear flying proved to be significantly unprofitable and was responsible for an estimated 70% of all Continental Lite system losses in 1994. As part of its Go Forward Plan, the Company is substantially reducing Continental Lite operations by redeploying aircraft out of Continental Lite to replace less efficient, larger aircraft being retired from long-haul service, and implementing other changes intended to improve profitability.

Express. Management has implemented strategies designed to improve the performance of Express, which experienced losses in 1994. In addition to terminating its significantly unprofitable Denver operations, Express implemented cost-reduction programs, including substantial workforce reductions, and has entered into an agreement to acquire 25 new, operationally efficient, 19-seat turboprop aircraft from Beech Acceptance Corporation. Fourth quarter results for Express were adversely affected by an FAA Airworthiness Directive, which prohibited all airlines, including Express, from flying ATR-42 and ATR-72 aircraft during atmospheric icing conditions. The Airworthiness Directive was effective December 9, 1994 through January 13, 1995. The FAA may issue further Airworthiness Directives with respect to the ATR aircraft and it is not possible to predict the effect, if any, that future directives or other regulatory actions may have on the use of such aircraft in certain weather conditions.

International. CMI achieved significant profit growth in 1994 and continued to generate operating profit margins greater than those of the rest of the Company. The increase in CMI's profits during 1994 reflected improvement in the Japanese economy, continued appreciation of the Japanese yen against the dollar (which increased CMI's dollar revenues and, to a lesser extent, expenses), the severe typhoons and an earthquake at Guam that adversely affected 1993 results, and continued growth in air traffic demand in CMI's markets. Continental also expanded its presence in Europe and South America in 1994 and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline.

Nonrecurring Charges. During the fourth quarter of 1994, the Company recorded a nonrecurring charge of approximately $446.8 million associated primarily with (i) the planned early retirement of certain aircraft and
(ii) closed or underutilized airport and maintenance facilities and other assets.

Approximately $278 million of the nonrecurring charge was associated with the planned early retirement during 1995 of 24 widebody jet aircraft (21 Airbus A300s and three Boeing 747s), 23 narrowbody Boeing 727 jet aircraft and five Dash 7 turboprop aircraft, including a provision for the disposal of the related inventory. All of these aircraft (except for two owned Airbus A300 aircraft) have remaining lease obligations beyond the planned retirement dates for such aircraft. The $278 million charge represents the Company's best estimate of the expected loss based upon, among other things, the anticipated resolution of negotiations with certain lessors as well as anticipated sublease rental income of certain aircraft and engines. To the extent the actual resolution of the negotiations, actual sublease rental income or other events or amounts vary from the Company's estimates, the actual charge could be different from the amount estimated.

Approximately $168.8 million of the nonrecurring charge was associated with the closure of the LAX maintenance facility, underutilized airport facilities and other assets (primarily associated with DIA). This portion of the charge relates to the Company's contractual obligations under the related lease agreements and the write-off of related leasehold improvements, less an estimated amount for sublease rental income.
However, should actual sublease rental income be different from the Company's estimates, the actual charge could be different from the amount estimated.

Approximately $324.2 million of the nonrecurring charge represents an actual cash outlay to be incurred over the remaining lease terms (of from one to 15 years) and approximately $122.6 million represents a noncash charge associated with a write-down of certain assets (principally inventory and flight equipment) to expected net realizable value. Continental expects to finance the cash outlays primarily with internally generated funds.

Comparison of 1994 to 1993. The Company recorded a consolidated loss before nonrecurring charges of $166.5 million for the year ended
December 31, 1994 as compared to a consolidated loss before extraordinary gain of $1 billion for the year ended December 31, 1993. The Company's net loss in 1994 included nonrecurring charges of approximately $446.8 million. The Company's net income in 1993 included an extraordinary gain of $3.6 billion primarily related to the discharge of prepetition debt obligations in the Reorganization.

Passenger revenues of $5 billion in 1994 decreased 1.6%, $79.4 million, from 1993 due primarily to a 1.7% decrease in Continental's jet revenue passenger miles resulting from a 1.7% decrease in available seat miles. Such decrease was partially offset by a 0.8% increase in jet yields.

Cargo, mail and other revenues decreased by 2.8%, $18.3 million, from 1993 to 1994 primarily as a result of Continental's termination of service to Australia and New Zealand in October 1993 and poor weather in the eastern United States in the first quarter of 1994.

Wages, salaries and related costs increased 2.0%, $30.2 million, from 1993 to 1994 due to higher wage rates, partially offset by a decrease in the number of full-time equivalent employees. In July 1992, the Company implemented an average 10.0% wage reduction, which reduction was restored in equal increments in December 1992, April 1993 and April 1994, with the final restoration occurring in July 1994. The number of full-time equivalent employees decreased from approximately 39,700 as of December 31, 1993 to approximately 37,800 at December 31, 1994.

Rentals and landing fees increased 4.0%, $32 million, from 1993 to 1994. Rent expense increased primarily as a result of the delivery of new Boeing 737 and 757 aircraft during 1994. Such increase was partially offset by retirements of leased aircraft and the full year impact in 1994 of the amortization of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

Aircraft fuel expense decreased 8.7%, $70.6 million, from 1993 to 1994 primarily due to a reduction in the average price per gallon. The average price per gallon of fuel decreased 9.7%, from 59.26 cents in 1993 to
53.52 cents in 1994.  The quantity of jet fuel used increased from
1.333 billion gallons in 1993 to 1.349 billion gallons used in 1994 principally due to an increase in the frequency of take-offs and landings associated with Continental Lite operations.

Maintenance, materials and repairs costs decreased 9.5%, $51.8 million, from 1993 to 1994 primarily due to increased operational efficiencies and the retirement of older aircraft.

Commissions expense decreased 20.6%, $113.9 million, from 1993 to 1994 primarily due to a decrease in commissionable sales and a reduction in the aggregate average commission rate.

Depreciation and amortization expense increased 7.9%, $18.9 million, from 1993 to 1994 due primarily to (i) an increase in aircraft operated under capital leases during the fourth quarter of 1993, (ii) the amortization of incremental capitalized costs associated with aircraft, and (iii) the annualized impact of fresh start adjustments relating to aircraft, routes, gates and slots and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

Other operating expenses increased 3.8%, $50.7 million, from 1993 to 1994 primarily as a result of increases in reservations and sales expense, advertising expense and other miscellaneous expenses, partially offset by a decrease in passenger service expenses that consist primarily of catering costs.

The Company's interest expense increased 10.6%, $23.1 million, from 1993 to 1994 due primarily to a net increase in debt on which the Company was required to accrue interest. As a result of its Chapter 11 filing, through April 1993, the Company was not obligated to pay, and accordingly ceased accruing, contractual interest on its unsecured and undersecured obligations.

Interest capitalized increased 71.3%, $7.1 million, from 1993 to 1994 due primarily to an increase in 1994 in the average balance during the year of purchase deposits for flight equipment.

Interest income increased 20.2%, $3.8 million, from 1993 to 1994 primarily due to an increase in the average balance of cash and cash equivalents coupled with an increase in the average interest rate. Interest income earned on the Company's investments during the period prior to April 28, 1993 was netted against reorganization items in accordance with SOP 90-7.

The Company recorded gains of $10.5 million and $35.4 million in 1994 and 1993, respectively, relating primarily to Continental's disposition of property, equipment and other assets. In 1994, a gain totaling
$8.5 million related to the sale of 10 Beech aircraft and five spare engines was recorded. In 1993, the Company recorded a gain of $34.9 million related to System One's sale to EDS of substantially all of the assets of its Airline Services Division.

Reorganization items, net, in 1993 included professional fees of $58.6 million, accruals for rejected aircraft agreements of $153.3 million and other miscellaneous adjustments of $33.9 million. In addition, in the second quarter of 1993, fresh start adjustments totaling $719.1 million were recorded relating to the adjustment of assets and liabilities to fair market value as well as other miscellaneous fresh start adjustments of approximately $76.8 million. These fresh start adjustments were partially offset by the write off of deferred gains on sale/leaseback transactions of $218.6 million and interest income of $4.5 million.

The Company's other nonoperating income (expense) in 1994 included foreign exchange losses of $5.2 million (primarily related to Japanese yen-denominated transactions). Other nonoperating expense in 1993 included foreign exchange losses (primarily related to Japanese yen, German mark and British pound denominated transactions), charges totaling approximately $13.1 million related to the Company's termination of services to Australia and New Zealand and other expenses primarily related to the abandonment of airport facilities.

In 1993, the Company recorded an extraordinary gain of $3.6 billion resulting from the extinguishment of prepetition obligations, including the write off of a deferred credit related to Eastern of $1.1 billion.

Comparison of 1993 to 1992. The Company recorded a consolidated loss before extraordinary gains of $1 billion for the year ended December 31, 1993 as compared to a consolidated net loss of $125.3 million in 1992. The Company's net income in 1993 included an extraordinary gain of approximately $3.6 billion primarily related to the discharge of prepetition debt obligations. The net loss in 1992 included gains aggregating $185 million relating to sales of assets and Eastern-related adjustments, principally the PBGC Settlement.

Passenger revenues of $5.1 billion in 1993 increased 5.9%, $286.2 million, from 1992 due primarily to an 8.2% increase in Continental's jet yields, partially offset by a 1.7% decrease in Continental's jet revenue passenger miles resulting from a 1.3% decrease in available seat miles. Such increase reflected $75 million of passenger revenues recorded in the third quarter of 1993 as a result of the completion of the Company's periodic evaluation of its air traffic liability account.

Cargo, mail and other revenues increased 3.6%, $22.8 million, from 1992 to 1993 primarily due to an increase in ground handling and similar services.

Wages, salaries and related costs increased 2.5%, $36.6 million, from 1992 to 1993. In July 1992, the Company implemented an average 10.0% wage reduction which was partially offset by increases in worker's compensation and medical benefits expenses. In December 1992, 25% of such wage reduction was restored and in April 1993 another 25% was restored. The number of full-time equivalent employees increased from approximately 35,600 as of December 31, 1992 to approximately 39,700 as of December 31, 1993.

Rentals and landing fees remained relatively constant in 1993 as compared to 1992. Rent expense increased due to Continental's leaseback of previously owned aircraft which were transferred to certain debt holders in December 1992 and April 1993 in settlement of litigation. These increases were offset by the amortization of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

Aircraft fuel expense decreased 3.0%, $25.4 million, from 1992 to 1993. The quantity of jet fuel used increased from 1.307 billion gallons in 1992 to 1.333 billion gallons in 1993 due to an increase in Continental's operating levels, while the average price per gallon of fuel decreased 5.4%, from 62.48 cents per gallon in 1992 to 59.26 cents per gallon in 1993.

Maintenance, materials and repairs increased 7.8%, $39.6 million, from 1992 to 1993 primarily due to outsourcing certain maintenance to third parties. For outsourcing contracts, 100% of the cost is included in maintenance, materials and repairs, whereas, when Continental performs its own maintenance work, a portion of such cost is classified as wages, salaries and related costs, in accordance with industry practice.

Commissions expense increased 19.8%, $91.5 million, from 1992 to 1993 primarily due to an increase in passenger revenues.

Depreciation and amortization expense remained relatively constant in 1993 as compared to 1992. Depreciation decreased due to a reduction in the number of owned aircraft as a result of settlements reached in December 1992 and April 1993 with certain aircraft debt holders (which resulted in the transfer to the debt holders and subsequent leaseback of certain aircraft). This decrease was substantially offset by the amortization of intangibles (including Reorganization Value in Excess of Amounts Allocable to Identifiable Assets) beginning April 28, 1993.

Other operating expenses increased 6.5%, $82.2 million, from 1992 to 1993 due primarily to increases in reservations and sales expense, advertising expense and other miscellaneous expenses.

The Company's interest expense increased 42.0%, $64.3 million, from 1992 to 1993 due primarily to (i) interest accretion associated with the fair market value adjustment for operating leases and debt and (ii) a net increase in debt on which the Company was required to accrue interest.

Interest capitalized increased 69.5%, $4.1 million, from 1992 to 1993 due primarily to an increase in 1993 in the average balance during the year of purchase deposits for flight equipment.

Interest income increased 22.9%, $3.5 million, from 1992 to 1993 primarily due to an increase in funds available for investment. Interest income earned on the Company's investments during the period prior to April 27, 1993 was netted against reorganization items in accordance with SOP 90-7.

The Company recorded gains on disposition of property, equipment and other assets of approximately $35.4 million in 1993 relating primarily to System One's sale to EDS of substantially all of the assets of its Airline Services Division. The Company recorded gains on disposition of property, equipment and other assets of approximately $53.2 million in 1992 relating primarily to Continental's sale to USAir of certain assets at LaGuardia.

In 1992, the Company recorded a $17.3 million gain when it was released from its guaranty of interest payments on certain Eastern Equipment Trust Certificates and a $114.5 million net gain in connection with the PBGC Settlement.

Reorganization items, net, in 1993 included professional fees of $58.6 million, accruals for rejected aircraft agreements of $153.3 million and other miscellaneous adjustments of $33.9 million. In addition, in the second quarter of 1993, fresh start adjustments totaling $719.1 million were recorded relating to the adjustment of assets and liabilities to fair market value as well as other miscellaneous fresh start adjustments of approximately $76.8 million. These fresh start adjustments were partially offset by the write off of deferred gains on sale/leaseback transactions of $218.6 million and interest income of $4.5 million.

In 1992, the Company recorded reorganization items, net, totaling
$31.5 million, including $30 million in reorganization-related professional fees, $6.7 million in net adjustments related to rejected leases and $10.1 million of miscellaneous items, offset by $15.3 million of interest income.

Continental's loss on settlement of litigation in 1992 included a $41.6 million charge recorded in connection with a lawsuit brought by American General Corporation and American General Life Insurance Company and $8 million related to the settlement of certain antitrust litigation.

The Company's other nonoperating expense in 1993 included foreign exchange losses (primarily related to Japanese yen, German mark and British pound denominated transactions), charges totaling approximately $13.1 million related to the Company's termination of services to Australia and New Zealand and other expenses primarily related to the abandonment of airport facilities. The Company's other nonoperating income in 1992 included foreign exchange gains of $6.4 million, proceeds of approximately
$4.5 million from Trump Shuttle, Inc. (the "Shuttle") under a settlement agreement related to the termination of the Shuttle's participation in the OnePass program, insurance proceeds of $6.4 million and other miscellaneous items.

In 1993, the Company recorded an extraordinary gain of approximately
$3.6 billion resulting from the extinguishment of prepetition obligations, including the write off of a deferred credit related to Eastern of approximately $1.1 billion.

Liquidity and Capital Commitments

As part of the Company's Go Forward Plan, in January 1995 the Company commenced a series of initiatives designed to improve liquidity in 1995 and 1996. The major liquidity elements of this plan include (i) rescheduling principal amortization under the Company's loan agreements with its primary secured lenders (representing approximately $599.4 million of the Company's outstanding long-term debt at December 31, 1994), (ii) restructuring the Company's commitments to purchase new Boeing aircraft and related engines,
(iii) deferring or reducing cash requirements associated with certain existing aircraft, (iv) reducing the Company's lease commitments at DIA and
(v) evaluating the potential disposition of non-core assets. As discussed below, under agreements in principle and binding agreements reached through April 12, 1995, the Company has improved its liquidity by an estimated
$231 million in 1995 and $221 million in 1996. This achieves roughly 75% of the Go Forward Plan liquidity goal.

On March 31, 1995 the Company signed agreements with Boeing and certain engine manufacturers to defer substantially all aircraft deliveries that had been scheduled for 1996 and 1997. Five Boeing 767 aircraft that had been scheduled for delivery to Continental in 1995 have been sold to a third party. They have been replaced by five Boeing 767's which Continental will take delivery of starting in 1998. Options to purchase additional aircraft have been canceled. On March 30, 1995 Continental amended its principal secured loan agreements with GE Capital and General Electric Company (collectively, the "Lenders") to defer 1995 and 1996 principal payments and amended certain of its operating lease agreements with one of the Lenders to defer 1995 rental obligations. Continental agreed, among other things, to obtain concessions from certain aircraft lessors. Continuing deferrals of these principal and operating lease payments will be suspended if specified portions of such concessions are not obtained by May 31 and June 30, 1995 or if other covenants are not complied with. If the required concessions are obtained at a later date, the deferrals will resume. As discussed immediately below, the Company has reached agreements with some of these lessors and is in negotiations with the remaining lessors. The Company anticipates that it will be successful in timely obtaining the required concessions. These agreements with Boeing, the engine manufacturers and the Lenders will improve the Company's 1995 and 1996 liquidity by approximately $167 million and $161 million, respectively.

In connection with the Go Forward Plan, the Company is retiring from service 24 less efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which are significantly less than contractual rentals on these aircraft, and began ceasing all rental payments as the aircraft are removed from service. In addition, in February 1995 Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. The Company began negotiations in February 1995 with the relevant lessors of the 35 widebody aircraft to amend the lease repayment schedules or provide, effective February 1, 1995, alternative compensation, which could include debt securities convertible into equity, in lieu of current cash payments. As of April 12, 1995, the Company had entered into agreements or agreements in principle with lessors of 16 of these aircraft that will improve the Company's liquidity by an estimated $44 million and $40 million in 1995 and 1996, respectively.

On April 10, 1995, the Denver City Council approved an agreement among the City and County of Denver, the Company and certain signatory airlines amending the Company's lease of facilities at DIA by reducing the Company's lease term to five years, reducing to 10 the number of gates (and reducing associated space) leased by the Company and making certain changes in the rates and charges under the lease. The agreement also provides for the release of certain claims and the settlement of certain litigation filed by the City and County of Denver against the Company. See Item 3. "Legal Proceedings. Denver International Airport". The agreement is expected to result in annual reduction in costs to the Company of approximately
$20 million over the life of the lease.

Continental and System One are currently negotiating a series of transactions whereby the existing systems management agreement between System One and EDS would be terminated and a substantial portion of the assets (including the travel agent subscriber base and IMS software) and certain liabilities of System One would be transferred to a newly formed limited liability company (New S1) that would be owned equally by System One (which will remain a wholly owned subsidiary of Continental), EDS and AMADEUS, a European CRS. Substantially all of System One's remaining assets (including the CRS software) and liabilities would be transferred to AMADEUS. In addition to retaining a one-third interest in New S1, System One would receive cash proceeds and an equity interest in AMADEUS and the outstanding indebtedness of System One owed to each of EDS and Continental would be repaid. New S1 would market the AMADEUS CRS and would continue to develop, market and distribute travel-related IMS. These transactions are anticipated to close in the second quarter of 1995.

Continental's failure to make required payments to the Lenders, the City and County of Denver and certain aircraft lessors as described above constituted events of default under the respective agreements with such parties. The agreements reached through April 12, 1995 with the Lenders, the City and County of Denver and two aircraft lessors have cured defaults under their respective agreements. As of April 12, 1995, defaults under the remaining widebody aircraft leases were continuing due to the nonpayment of rents, which could entitle the lessors to pursue contractual remedies, including seeking to take possession of the leased aircraft. As of April 12, 1995, the Company is in negotiations with these remaining lessors and has received proposals from lessors representing a majority of the Company's agreements currently in default. The Company believes it will be able to successfully conclude the remaining negotiations and thus avoid any material adverse effect on the Company. In addition, under "cross default" provisions, the payment defaults create defaults under a significant number of Continental's other lease and debt agreements, and the Company's obligations under the agreements subject to such cross defaults are also eligible to be accelerated. However, in the opinion of the Company, it is unlikely that lessors or creditors will exercise remedies under cross default provisions because (i) the Company is making all required contractual payments under the applicable agreements, (ii) the contractual payments on a substantial majority of aircraft leases are at current market rates, (iii) taking possession of the aircraft would cause the lessors or lenders to incur remarketing costs, and (iv) exercise of remedies could expose lessors and lenders to "lender liability" litigation. Additionally, the Company has made substantial progress in negotiations with lenders and lessors to cure the payment defaults and expects to complete all such negotiations by June 30, 1995, and as a result all events of default, including cross defaults, should be eliminated. Consequently, the Company does not expect the cross defaults to have a material adverse effect on the Company.

As a result of the FAA Airworthiness Directive which forced the partial grounding of the Company's ATR commuter fleet in late 1994 and early 1995, the Company withheld January and February lease payments totaling
$7 million on those ATR aircraft leased by the manufacturer. The Company's non-payment of rentals may have resulted in an event of default under the related lease agreements with ATR. As of April 12, 1995, the Company was engaged in discussions with ATR concerning compensation, if any, to be received by the Company as a result of the grounding, and the Company had received a proposal from ATR that, if accepted, would cure the payment default. In addition because of a decrease in the value of certain collateral, the Company may have been in default under the debt agreement relating to the financing of the Company's LAX maintenance facility. At March 31, 1995 the principal balance of the applicable obligation was approximately $64 million and at April 12, 1995, the Company was in negotiations with the creditor. As a result of the progress in the ATR and LAX maintenance facility negotiations, the Company does not anticipate that the foregoing matters will have a material adverse effect on the Company.

The Company has no current plans to take other actions in the future that would constitute additional events of default.

As a result of the defaults and cross-defaults described above that were continuing at April 12, 1995, approximately $489.9 million of the Company's long-term debt and capital lease obligations were classified as debt and capital leases in default within current liabilities as of December 31, 1994. While the Company does not believe it is probable that it will be required to fund such defaulted obligations in the next twelve months, generally accepted accounting principles require that such defaulted obligations be classified as current liabilities at December 31, 1994. In addition, certain operating leases with remaining aggregate rentals of $1.4 billion as of December 31, 1994 were in default or cross default at April 12, 1995. See Notes 5 and 6 of the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Continental has firm commitments to take delivery of 22 new 737 and five new 757 aircraft in 1995, one new 757 aircraft in 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is approximately $3.4 billion. In December 1994, Express contracted with Beech for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. Deliveries of the Beech aircraft are scheduled in 1995 and 1996. As of December 31, 1994, Continental had made deposits on jet and turboprop aircraft orders of approximately $166.1 million, of which $29.6 million was refunded in January 1995 and $22.6 million was refunded in April 1995 in connection with the rescheduling of aircraft deliveries. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new Boeing and Beech aircraft will be sufficient to fund all deliveries scheduled during the years 1995 and 1996.

Continental's capital expenditures during 1994 aggregated approximately $131.1 million, which primarily related to aircraft modifications, passenger terminal facility improvements, and ground, telecommunications and computer equipment. Continental expects its 1995 capital expenditures, exclusive of aircraft, to aggregate approximately $83 million primarily relating to aircraft modifications, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

As of December 31, 1994, the Company had approximately $396.3 million in cash and cash equivalents as compared to $721 million as of December 31, 1993. The $324.7 million decrease resulted from approximately
$246.6 million of net cash used by financing activities and $121.4 million of net cash used by investing activities, offset by $43.3 million of net cash provided by operating activities.

Continental does not have general lines of credit, and substantially all of its assets, including the stock of its subsidiaries, are encumbered.

Approximately $118.7 million and $102.4 million of cash and cash equivalents at December 31, 1994 and 1993, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. In addition, CMI is required by its loan agreement with GE Capital to maintain certain minimum cash balances and net worth levels, which effectively restrict the amount of cash available to Continental from CMI. As of December 31, 1994, CMI had a minimum cash balance requirement of $23.7 million.

Continental currently believes that its cash on hand, together with cash expected to be generated from operations, cash anticipated to be generated from disposition of non-strategic assets and available aircraft financing, will be sufficient to fund its operations, fleet commitments and expected capital expenditures for fiscal 1995.


Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

                                                            Page No.

Report of Independent Auditors                                F-2

Report of Independent Public Accountants                      F-3

Consolidated Statements of Operations for each of the
  Three Years in the Period Ended December 31, 1994           F-5

Consolidated Balance Sheets as of December 31,
  1994 and 1993                                               F-7

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1994           F-9

Consolidated Statements of Redeemable and Nonredeemable
  Preferred Stock and Common Stockholders' Equity
  (Deficit) for each of the Three Years in the Period
  Ended December 31, 1994                                    F-13

Notes to Consolidated Financial Statements                   F-15



                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, redeemable and non-redeemable preferred stock and common stockholders' equity and cash flows for the year ended December 31, 1994 and for the period April 28, 1993 through December 31, 1993. We have also audited the accompanying consolidated statements of operations, redeemable and nonredeemable preferred stock and common stockholders' equity and cash flows for the period from January 1, 1993 through April 27, 1993 of Continental Airlines Holdings, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company's consolidated Plan of Reorganization was confirmed by the bankruptcy court on April 16, 1993 and became effective April 27, 1993. As a result, Continental Airlines Holdings, Inc. (the "Predecessor Company") merged with and into the Company (the "Reorganized Company") effective April 27, 1993. The Company also adopted fresh start reporting effective April 27, 1993 and, as a result, the consolidated financial information for the period after April 27, 1993 is presented on a different basis of accounting than for the period before April 28, 1993 and, therefore, is not comparable.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1994 and 1993, the consolidated results of its operations and its cash flows for the year ended
December 31, 1994 and the period from April 28, 1993 to December 31, 1993 and the consolidated results of operations and cash flows of Continental Airlines Holdings, Inc., for the period from January 1, 1993 through
April 27, 1993, in conformity with generally accepted accounting principles.




                                               ERNST & YOUNG LLP

Houston, Texas
April 12, 1995




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Continental Airlines Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, nonredeemable preferred stock and common stockholders' deficit and cash flows of Continental Airlines Holdings, Inc. (a Delaware corporation) and its subsidiaries, entities in Chapter 11 reorganization proceedings (Holdings), for the year ended December 31, 1992. These financial statements and the schedules referred to below are the responsibility of Holdings' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Holdings for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared on a going concern basis. Holdings has experienced significant operating losses in 1990, 1991 and 1992. Furthermore, Holdings is subject to additional uncertainties, including litigation and significant liquidity concerns, which management expects will be substantially resolved upon emergence from bankruptcy and the consummation of the investment by Air Partners, L.P. and Air Canada. In January 1993, Holdings filed a revised second amended joint plan of reorganization and related disclosure statement with the bankruptcy court. If a plan of reorganization is not approved by the bankruptcy court, there is substantial doubt about Holdings' ability to continue as a going concern. In the event a plan of reorganization is approved by the bankruptcy court, the reorganized company will adopt fresh start reporting; however, in the long-term, the reorganized company's viability will be dependent upon its ability to achieve successful future operations. The accompanying consolidated 1992 financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Holdings be unable to continue in existence nor do the consolidated financial statements reflect the adjustments required by fresh start reporting.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules for Holdings for 1992 listed in the index to financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP


Houston, Texas
March 12, 1993

                         CONTINENTAL AIRLINES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of dollars, except per share data)

                             Reorganized Company        Predecessor Company

                                       Period from
                                      Reorganization Period from
                                        (April 28,    January 1,
                          Year Ended   1993 through  1993 through  Year Ended
                         December 31,  December 31,    April 27,  December
31,
                             1994         1993)          1993        1992

Operating Revenues:
 Passenger . . . . . . . .$5,036,057    $3,493,070    $1,622,406  $4,829,273
 Cargo, mail and other . .   633,874       417,457       234,752     629,436
                           5,669,931     3,910,527     1,857,158   5,458,709
Operating Expenses:
 Wages, salaries and
  related costs. . . . . . 1,531,588       999,467       501,901   1,464,783
 Rentals and landing fees.   825,469       519,443       273,977     797,495
 Aircraft fuel . . . . . .   741,374       540,078       271,935     837,451
 Maintenance, materials
  and repairs. . . . . . .   495,333       363,175       183,930     507,508
 Commissions . . . . . . .   438,883       377,537       175,283     461,305
 Depreciation and
  amortization . . . . . .   257,765       162,050        76,795     238,441
 Other . . . . . . . . . . 1,390,490       853,328       486,475   1,257,576
                           5,680,902     3,815,078     1,970,296   5,564,559

Operating Income (Loss). .   (10,971)       95,449      (113,138)   (105,850)

Nonoperating Income
 (Expense):
 Interest expense. . . . .  (240,575)     (165,484)      (52,023)   (153,207)
 Interest capitalized. . .    16,988         8,156         1,759       5,851
 Interest income . . . . .    22,569        14,242             -           -
 Gain on disposition of
  property, equipment
  and other assets, net. .    10,471         4,100        31,250      53,230
 Eastern-related
  adjustments. . . . . . .         -             -             -     131,797
 Reorganization items,
  net. . . . . . . . . . .         -             -      (818,551)    (31,549)
 Loss on settlement
  of litigation. . . . . .         -             -             -     (49,619)
 Nonrecurring charges. . .  (446,796)            -             -           -
 Other, net. . . . . . . .    (2,798)       (7,958)      (25,742)     24,554
                            (640,141)     (146,944)     (863,307)    (18,943)

Loss before Income Taxes,
 Minority Interest and
 Extraordinary Gain. . . .  (651,112)      (51,495)     (976,445)   (124,793)

Income Tax (Provision)
 Benefit . . . . . . . . .    42,150        12,785        (2,140)       (540)

                                                     (continued on next page)

                         CONTINENTAL AIRLINES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands of dollars, except per share data)

                             Reorganized Company        Predecessor Company

                                       Period from
                                      Reorganization Period from
                                        (April 28,    January 1,
                          Year Ended   1993 through  1993 through  Year Ended
                         December 31,  December 31,    April 27,  December
31,
                             1994         1993)          1993        1992

Loss before Minority
 Interest and
  Extraordinary Gain . . .$ (608,962)   $  (38,710)   $ (978,585) $ (125,333)

Minority Interest. . . . .    (4,380)          161             -           -

Loss before
 Extraordinary Gain. . . .  (613,342)      (38,549)     (978,585)   (125,333)

Extraordinary Gain . . . .         -             -     3,618,723           -

Net Income (Loss). . . . .  (613,342)      (38,549)    2,640,138    (125,333)

Preferred Dividend
 Requirements and
 Accretion to Liquidation
 Value . . . . . . . . . .    (5,690)       (3,531)            -           -

Income (Loss) Applicable
 to Common Shares. . . . .$ (619,032)   $  (42,080)   $2,640,138  $ (125,333)

Primary and Fully Diluted
 Loss per Common Share . .$   (23.76)   $    (2.33)   $   N.M.*   $    (2.70)

*N.M. - Not meaningful - Historical per share data for the Predecessor
        Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of April 27, 1993.
















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CONTINENTAL AIRLINES, INC.
                         CONSOLIDATED BALANCE SHEETS
              (In thousands of dollars, except for share data)

                                               December 31,     December 31,
             ASSETS                                1994             1993
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents of
  $118,732 and $102,439, respectively. . . . . $  396,298       $  721,038
 Accounts receivable, net of allowance for
  doubtful receivables of $37,809 and
  $35,046, respectively. . . . . . . . . . . .    375,621          334,828
 Spare parts and supplies, net of allowance
  for obsolescence of $36,325 and $4,621,
  respectively . . . . . . . . . . . . . . . .    141,781          161,856
 Prepayments and other . . . . . . . . . . . .     76,260           79,404
  Total current assets . . . . . . . . . . . .    989,960        1,297,126



Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . . . .  1,004,337          951,881
  Other. . . . . . . . . . . . . . . . . . . .    281,605          284,362
                                                1,285,942        1,236,243
  Less:  Accumulated depreciation. . . . . . .    207,206           69,022
                                                1,078,736        1,167,221

 Purchase deposits for flight equipment. . . .    166,052          166,984


 Capital leases:
  Flight equipment . . . . . . . . . . . . . .    400,037          394,236
  Other. . . . . . . . . . . . . . . . . . . .     17,045            2,142
                                                  417,082          396,378
  Less:  Accumulated amortization. . . . . . .     69,103           23,838
                                                  347,979          372,540
   Total property and equipment. . . . . . . .  1,592,767        1,706,745



Other Assets:
 Routes, gates and slots, net of accumulated
  amortization of $96,642 and $39,241,
  respectively . . . . . . . . . . . . . . . .  1,591,140        1,672,759
 Reorganization value in excess of amounts
  allocable to identifiable assets, net of
  accumulated amortization of $31,197 and
  $13,838, respectively. . . . . . . . . . . .    318,206          335,565
 Other assets, net . . . . . . . . . . . . . .    109,109           86,301


   Total other assets. . . . . . . . . . . . .  2,018,455        2,094,625



     Total Assets. . . . . . . . . . . . . . . $4,601,182       $5,098,496

                                                     (continued on next page)

                         CONTINENTAL AIRLINES, INC.
                         CONSOLIDATED BALANCE SHEETS
              (In thousands of dollars, except for share data)

                                                 December 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1994           1993
Current Liabilities:
 Debt and capital lease obligations in default .  $  489,865     $        -
 Current maturities of long-term debt. . . . . .     126,186        176,228
 Current maturities of capital leases. . . . . .      25,788         40,556
 Accounts payable. . . . . . . . . . . . . . . .     629,939        566,268
 Air traffic liability . . . . . . . . . . . . .     584,108        590,994
 Accrued payroll and pensions. . . . . . . . . .     178,648        167,859
 Accrued other liabilities . . . . . . . . . . .     373,273        364,204
  Total current liabilities. . . . . . . . . . .   2,407,807      1,906,109

Long-Term Debt . . . . . . . . . . . . . . . . .   1,038,165      1,369,885

Capital Leases . . . . . . . . . . . . . . . . .     164,349        405,387

Deferred Credits and Other Long-Term
 Liabilities:
  Deferred income taxes. . . . . . . . . . . . .      28,100         50,767
  Deferred credit - operating leases . . . . . .     137,606        288,556
  Accruals for aircraft retirements and
   excess facilities . . . . . . . . . . . . . .     391,947              -
  Other. . . . . . . . . . . . . . . . . . . . .     251,118        288,395
   Total deferred credits and other
    long-term liabilities. . . . . . . . . . . .     808,771        627,718

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . . . . .      25,800         21,935

Redeemable Preferred Stock (aggregate
 redemption value - $55,966 and $50,497,
 respectively) . . . . . . . . . . . . . . . . .      52,606         46,916

Common Stockholders' Equity:
  Class A common stock - $.01 par, 50,000,000
   shares authorized; 6,301,056 shares and
   6,013,216 shares issued and outstanding at
   December 31, 1994 and 1993, respectively. . .          63             60
  Class B common stock - $.01 par, 100,000,000
   shares authorized; 20,403,512 shares and
   19,509,352 shares issued and outstanding at
   December 31, 1994 and 1993, respectively. . .         204            195
  Additional paid-in capital . . . . . . . . . .     778,382        764,274
  Accumulated deficit. . . . . . . . . . . . . .    (651,891)       (38,549)
  Unearned portion of restricted stock issued
   for future service. . . . . . . . . . . . . .     (13,872)             -
  Additional minimum pension liability . . . . .      (6,549)        (5,434)
  Unrealized loss on marketable equity
   securities. . . . . . . . . . . . . . . . . .      (2,218)             -
  Treasury stock - 30,000 shares in 1994 . . . .        (435)             -
   Total common stockholders' equity . . . . . .     103,684        720,546
     Total Liabilities and
       Stockholders' Equity. . . . . . . . . . .  $4,601,182     $5,098,496

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CONTINENTAL AIRLINES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)


                             Reorganized Company        Predecessor Company

                                       Period from
                                      Reorganization Period from
                                        (April 28,    January 1,
                          Year Ended   1993 through  1993 through  Year Ended
                         December 31,  December 31,    April 27,  December
31,
                             1994         1993)          1993        1992

Cash Flows From
 Operating Activities:
 Net income (loss) . . . .$(613,342)    $(38,549)     $2,640,138   $(125,333)
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization . . . . . 257,765       162,050          76,795     232,199
   Nonrecurring charges. . 446,796             -               -           -
   Provision for
    doubtful receivables..  24,913        11,640           7,643      23,214
   Amortization of
    deferred credits . . . (62,942)      (43,196)        (13,289)    (42,573)
   Amortization of re-
    stricted stock
    grants . . . . . . . .   5,502             -               -           -
   Gain on disposition
    of property,
    equipment and other
    assets, net. . . . . . (10,471)       (4,100)        (31,250)    (53,230)
   Extraordinary credit -
    gain on discharge
    of debt, net . . . . .       -             -      (3,618,723)          -
   Loss on settlement
    of litigation. . . . .       -             -               -      49,619
   Eastern-related
    adjustments. . . . . .       -             -               -    (131,797)
   Reorganization
    items, net . . . . . .       -             -         779,460      (1,485)
   Deferred income tax
    benefit. . . . . . . . (42,150)      (12,850)              -           -
   Other, net. . . . . . .  34,231         9,694          16,195      25,156







                                                     (continued on next page)

                         CONTINENTAL AIRLINES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                             Reorganized Company        Predecessor Company

                                       Period from
                                      Reorganization Period from
                                        (April 28,    January 1,
                          Year Ended   1993 through  1993 through Year Ended
                         December 31,  December 31,    April 27,  December
31,
                             1994         1993)          1993        1992

   Changes in operating
    assets and
    liabilities:
    (Increase) decrease
     in accounts
     receivable. . . . . .$(64,081)    $ 112,556      $ (132,472)  $ 139,544
    (Increase) decrease
     in spare parts and
     supplies. . . . . . . (10,038)        2,854             365        (514)
    (Increase) decrease
     in prepayments and
     other assets. . . . . (12,084)       14,010          34,503       7,336
    Increase in accounts
     payable . . . . . . .  88,635        15,121          74,929      48,571
    Increase (decrease)
     in air traffic
     liability . . . . . .  (6,886)      (95,557)        109,587      90,680
    Increase (decrease)
     in accrued
     liabilities,
     deferred credits
     and other . . . . . .   7,413       (68,858)        129,748      73,216
   Net cash provided by
    operating activities..  43,261        64,815          73,629     334,603

Cash Flows from
 Investing Activities:
 Proceeds from
  disposition of
  property, equipment
  and other assets . . . .  28,459         4,395          36,123      63,304
 Capital expenditures. . .(131,050)     (236,228)        (67,425)   (132,994)
 Investment in
  America West . . . . . . (18,771)            -               -           -
 Other, net. . . . . . . .       -             -               -       1,013
  Net cash used by
   investing activities. .(121,362)     (231,833)        (31,302)    (68,677)





                                                     (continued on next page)

                         CONTINENTAL AIRLINES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                             Reorganized Company        Predecessor Company

                                       Period from
                                      Reorganization Period from
                                        (April 28,    January 1,
                          Year Ended   1993 through  1993 through Year Ended
                         December 31,  December 31,    April 27,  December
31,
                             1994         1993)          1993        1992

Cash Flows from
 Financing Activities:
 Proceeds from
  issuance of long-term
  debt . . . . . . . . . .$  33,561    $  89,820       $ 308,536   $  22,598
 Payments on long-term
  debt and capital lease
  obligations. . . . . . .(280,200)     (120,964)       (106,296)   (231,046)
 Proceeds from issuance
  of preferred and
  common stock, net. . . .       -       153,060         122,004           -
  Net cash provided
   (used) by financing
   activities. . . . . . .(246,639)      121,916         324,244    (208,448)

Net Increase (Decrease)
 in Cash and Cash
 Equivalents . . . . . . .(324,740)      (45,102)        366,571      57,478

Cash and Cash Equivalents
 Beginning of Period . . . 721,038       766,140         399,569     342,091

Cash and Cash Equivalents
 End of Period . . . . . .$ 396,298    $ 721,038       $ 766,140   $ 399,569

Supplemental Cash Flow
 Information:
  Interest paid. . . . . .$ 202,319    $  92,590       $  30,926   $ 108,558














                                                     (continued on next page)

                         CONTINENTAL AIRLINES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)

                             Reorganized Company        Predecessor Company

                                       Period from
                                      Reorganization Period from
                                        (April 28,    January 1,
                          Year Ended   1993 through  1993 through Year Ended
                         December 31,  December 31,    April 27,  December
31,
                             1994         1993)          1993        1992

Financing and
 Investing Activities
 Not Affecting Cash:

  Capital lease
   obligations incurred. .$  14,053    $   1,259       $       -   $       -

  Reclassification of
   accrued rent and
   interest to long-
   term debt . . . . . . .$  28,177    $  73,416       $ 113,496   $  84,901

  Capitalization of
   operating leases
   due to renegotiated
   terms . . . . . . . . .$       -    $ 136,510       $       -   $  27,065

  Property and
   equipment acquired
   through the issuance
   of debt . . . . . . . .$  10,494    $   1,679       $       -   $  59,868

  Financed purchase
   deposits for
   flight equipment. . . .$  21,519    $  33,124       $       -   $       -

















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    CONTINENTAL AIRLINES, INC.
                                      CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE
                                     PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (In thousands of dollars)

                                                                               Additional
                                                           Preferred   Common   Paid-In     Accumulated
                                                             Stock     Stock    Capital       Deficit       Other
Balance, December 31, 1991. . . . . . . . . . . . . . . .   $102,246    $467   $1,094,775   $(4,823,720)  $(12,024)

Net Loss. . . . . . . . . . . . . . . . . . . . . . . . .          -       -            -      (125,333)         -
Conversion of 6-3/4% Nonredeemable Preferred to Common. .        (38)      3           35             -          -
Balance, December 31, 1992. . . . . . . . . . . . . . . .    102,208     470    1,094,810    (4,949,053)   (12,024)

Net Income (1/1/93 - 4/27/93) . . . . . . . . . . . . . .          -       -            -     2,640,138          -
Net Loss (4/28/93 - 12/31/93) . . . . . . . . . . . . . .          -       -            -       (38,549)         -
Conversion of 6-3/4% Nonredeemable Preferred to Common. .         (1)      -            1             -          -
Reorganization Items:
 Fresh Start Adjustments. . . . . . . . . . . . . . . . .          -       -            -     2,308,915     12,024
 Cancellation of Stock. . . . . . . . . . . . . . . . . .   (102,207)   (470)  (1,094,811)            -          -
 Issuance of Stock in Connection with Emergence from
  Bankruptcy. . . . . . . . . . . . . . . . . . . . . . .     43,385     174      614,826             -          -
Issuance of Stock in Connection with Public Offering. . .          -      81      152,979             -          -
Accumulated Unpaid Dividends:
 8% Cumulative Redeemable Preferred . . . . . . . . . . .        932       -         (932)            -          -
 12% Cumulative Redeemable Preferred. . . . . . . . . . .      2,465       -       (2,465)            -          -
Accretion to Redemption Value for 8% Preferred. . . . . .        134       -         (134)            -          -
Additional Minimum Pension Liability. . . . . . . . . . .          -       -            -             -     (5,434)
Balance, December 31, 1993. . . . . . . . . . . . . . . .     46,916     255      764,274       (38,549)    (5,434)

Net Loss. . . . . . . . . . . . . . . . . . . . . . . . .          -       -            -      (613,342)         -
Restricted Stock Grant to Employees . . . . . . . . . . .          -      12       20,004             -    (20,016)
Amortization of Restricted Stock Grants . . . . . . . . .          -       -            -             -      5,503
Accumulated Unpaid Dividends:
 8% Cumulative Redeemable Preferred . . . . . . . . . . .      1,468       -       (1,468)            -          -
 12% Cumulative Redeemable Preferred. . . . . . . . . . .      4,000       -       (4,000)            -          -
Accretion to Redemption Value for 8% Preferred. . . . . .        222       -         (222)            -          -
Additional Minimum Pension Liability. . . . . . . . . . .          -       -            -             -     (1,115)
Unrealized Loss on Marketable Equity Securities . . . . .          -       -            -             -     (2,218)
Forfeiture of Restricted Class B Stock. . . . . . . . . .          -       -         (206)            -        206
Balance, December 31, 1994. . . . . . . . . . . . . . . .   $ 52,606    $267   $  778,382   $  (651,891)  $(23,074)

                                                    CONTINENTAL AIRLINES, INC.
                                      CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE
                                     PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                                         NUMBER OF SHARES


                                         Redeemable   Nonredeemable    Class A      Class B
                                         Preferred      Preferred      Common       Common      Other Common   Treasury
                                           Stock          Stock         Stock        Stock         Stock         Stock
Balance, December 31, 1991. . . . . . . .   30,139      53,080,830            -            -     46,745,170     597,539

Conversion of 6-3/4% Nonredeemable
 Preferred to Common. . . . . . . . . . .        -         384,091            -            -        256,042           -
Balance, December 31, 1992. . . . . . . .   30,139      53,464,921            -            -     47,001,212     597,539

Conversion of 6-3/4% Nonredeemable
 Preferred to Common. . . . . . . . . . .        -          (2,550)           -            -          1,700           -
Reorganization Items:
 Cancellation of Stock. . . . . . . . . .  (30,139)    (53,462,371)           -            -    (47,002,912)   (597,539)
 Issuance of Stock in Connection
  with Emergence from Bankruptcy. . . . .  471,000               -    6,013,216   11,422,773              -           -
Issuance of Stock in Connection
 with Public Offering . . . . . . . . . .        -               -            -    8,086,579              -           -
Balance, December 31, 1993. . . . . . . .  471,000               -    6,013,216   19,509,352              -           -

Conversion of Class B to Class A
 by Air Canada. . . . . . . . . . . . . .        -               -      287,840     (287,840)             -           -
Restricted Stock Grant to Employees . . .        -               -            -    1,182,000              -           -
Forfeiture of Restricted Class B
 Stock. . . . . . . . . . . . . . . . . .        -               -            -            -              -      30,000
Balance, December 31, 1994. . . . . . . .  471,000               -    6,301,056   20,403,512              -      30,000

                        CONTINENTAL AIRLINES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Continental Airlines, Inc. (the "Company", the "Reorganized Company" or "Continental") is the successor to Continental Airlines Holdings, Inc. (together with its subsidiaries "Holdings" or the "Predecessor Company") and Continental Airlines, Inc. On December 3, 1990, Continental and Holdings and all their wholly owned domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the federal bankruptcy code. The Companies' consolidated Plan of Reorganization was confirmed on April 16, 1993 and became effective on April 27, 1993 (the "Reorganization"). On such date, Holdings merged with and into Continental. System One Information Management, Inc. ("System One"), which had been a subsidiary of Holdings, was reorganized as a subsidiary of Continental. Because consolidated Continental (as reorganized) includes System One and other businesses that had been consolidated with Holdings prior to April 27, 1993 (but not with pre-reorganization Continental), the discussion herein includes references to Holdings' consolidated financial statements for periods prior to April 27, 1993. On April 27, 1993, Continental adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which resulted in adjustments to the Company's common stockholders' equity and the carrying values of assets and liabilities. Accordingly, the Company's post-reorganization balance sheet and statements of operations have not been prepared on a consistent basis of accounting with the pre-reorganization balance sheet and statements of operations.
For accounting purposes, the inception date for the Reorganized Company is deemed to be April 28, 1993. A vertical black line is shown in the consolidated financial statements to separate Continental from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

NOTE 1 - LIQUIDITY

During the fourth quarter of 1994, the Company determined that a new strategic plan, the Go Forward Plan, was needed to return the Company to profitability and strengthen its balance sheet. As part of the Company's Go Forward Plan, in January 1995, the Company commenced a series of initiatives designed to improve liquidity in 1995 and 1996. The major liquidity elements of this plan include (i) rescheduling principal amortization under the Company's loan agreements with its primary secured lenders (representing approximately $599.4 million of the Company's outstanding long-term debt at December 31, 1994), (ii) restructuring the Company's commitments to purchase new Boeing aircraft and related engines,
(iii) deferring or reducing cash requirements associated with certain existing aircraft, (iv) reducing the Company's lease commitments at Denver International Airport ("DIA") and (v) evaluating the potential disposition of non-core assets. As discussed below, under agreements in principle and binding agreements reached through April 12, 1995, the Company has improved its liquidity by an estimated $231 million in 1995 and $221 million in 1996. This achieves roughly 75% of the Go Forward Plan liquidity goal.

On March 31, 1995 the Company signed agreements with The Boeing Company ("Boeing") and certain engine manufacturers to defer substantially all aircraft deliveries that had been scheduled for 1996 and 1997. Five Boeing 767 aircraft that had been scheduled for delivery to Continental in 1995 have been sold to a third party. They have been replaced by five Boeing 767's which Continental will take delivery of starting in 1998. Options to purchase additional aircraft have been canceled. On March 30, 1995 Continental amended its principal secured loan agreements with General Electric Capital Corporation and affiliates (collectively, "GE Capital") and General Electric Company (collectively, the "Lenders") to defer 1995 and 1996 principal payments and amended certain of its operating lease agreements with one of the Lenders to defer 1995 rental obligations. Continental agreed, among other things, to obtain concessions from certain aircraft lessors. Continuing deferrals of these principal and operating lease payments will be suspended if specified portions of such concessions are not obtained by May 31 and June 30, 1995 or if other covenants are not complied with. If the required concessions are obtained at a later date, the deferrals will resume. As discussed immediately below, the Company has reached agreements with some of these lessors and is in negotiations with the remaining lessors. The Company anticipates that it will be successful in timely obtaining the required concessions. These agreements with Boeing, the engine manufacturers and the Lenders will improve the Company's 1995 and 1996 liquidity by approximately $167 million and $161 million, respectively.

In connection with the Go Forward Plan, the Company is retiring from service 24 less efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which are significantly less than contractual rentals on these aircraft, and began ceasing all rental payments as the aircraft are removed from service. In addition, in February 1995 Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. The Company began negotiations in February 1995 with the relevant lessors of the 35 widebody aircraft to amend the lease repayment schedules or provide, effective February 1, 1995, alternative compensation, which could include debt securities convertible into equity, in lieu of current cash payments. As of April 12, 1995, the Company had entered into agreements or agreements in principle with lessors of 16 of these aircraft that will improve the Company's liquidity by an estimated $44 million and $40 million in 1995 and 1996, respectively.

On April 10, 1995, the Denver City Council approved an agreement among the City and County of Denver (the "City"), the Company and certain signatory airlines amending the Company's lease of facilities at DIA by reducing the Company's lease term to five years, reducing to 10 the number of gates (and reducing associated space) leased by the Company and making certain changes in the rates and charges under the lease. The agreement also provides for the release of certain claims and the settlement of certain litigation filed by the City against the Company. See Note 13. The agreement is expected to result in annual reduction in costs to the Company of approximately $20 million over the life of the lease.

Continental and System One are currently negotiating a series of transactions whereby the existing systems management agreement between System One and Electronic Data System ("EDS") would be terminated and a substantial portion of the assets (including the travel agent subscriber base and travel-related information management products and services ("IMS") software) and certain liabilities of System One would be transferred to a newly formed limited liability company ("New S1") that would be owned equally by System One (which will remain a wholly owned subsidiary of Continental), EDS and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities would be transferred to AMADEUS. In addition to retaining a one-third interest in New S1, System One would receive cash proceeds and an equity interest in AMADEUS and the outstanding indebtedness of System One owed to each of EDS and Continental would be repaid. New S1 would market the AMADEUS CRS and would continue to develop, market and distribute travel-related IMS. These transactions, which are expected to result in a gain, are anticipated to close in the second quarter of 1995.

Continental's failure to make required payments to the Lenders, the City and County of Denver and certain aircraft lessors as described above constituted events of default under the respective agreements with such parties. The agreements reached through April 12, 1995 with the Lenders, the City and County of Denver and two aircraft lessors have cured the defaults under their respective agreements. As of April 12, 1995, defaults under the remaining widebody aircraft leases were continuing due to the nonpayment of rents, which could entitle the lessors to pursue contractual remedies, including seeking to take possession of the leased aircraft. As of April 12, 1995, the Company is in negotiations with these remaining lessors and has received proposals from lessors representing a majority of the Company's agreements currently in default. The Company believes it will be able to successfully conclude the remaining negotiations and thus avoid any material adverse effect on the Company. In addition, under "cross default" provisions, the payment defaults create defaults under a significant number of Continental's other lease and debt agreements, and the Company's obligations under the agreements subject to such cross defaults are also eligible to be accelerated. However, in the opinion of the Company, it is unlikely that lessors or creditors will exercise remedies under cross default provisions because (i) the Company is making all required contractual payments under the applicable agreements, (ii) the contractual payments on a substantial majority of aircraft leases are at current market rates, (iii) taking possession of the aircraft would cause the lessors or lenders to incur remarketing costs, and (iv) exercise of remedies could expose lessors and lenders to "lender liability" litigation. Additionally, the Company has made substantial progress in negotiations with lenders and lessors to cure the payment defaults and expects to complete all such negotiations by June 30, 1995, and as a result all events of default, including cross defaults, should be eliminated. Consequently, the Company does not expect the cross defaults to have a material adverse effect on the Company.

As a result of the Federal Aviation Administration ("FAA") Airworthiness Directive which forced the partial grounding of the Company's ATR commuter fleet in late 1994 and early 1995, the Company withheld January and February lease payments totaling $7 million on those ATR aircraft leased by the manufacturer. The Company's non-payment of rentals may have resulted in an event of default under the related lease agreements with ATR. As of April 12, 1995, the Company was engaged in discussions with ATR concerning compensation, if any, to be received by the Company as a result of the grounding, and the Company had received a proposal from ATR that, if accepted, would cure the payment default. In addition because of a decrease in the value of certain collateral, the Company may have been in default under the debt agreement relating to the financing of the Company's Los Angeles International Airport ("LAX") maintenance facility. At
March 31, 1995 the principal balance of the applicable obligation was approximately $64 million and at April 12, 1995, the Company was in negotiations with the creditor. As a result of the progress in the ATR and LAX maintenance facility negotiations, the Company does not anticipate that the foregoing matters will have a material adverse effect on the Company.

The Company has no current plans to take other actions in the future that would constitute additional events of default.

As a result of the defaults and cross-defaults described above that were continuing at April 12, 1995, approximately $489.9 million of the Company's long-term debt and capital lease obligations were classified as debt and capital leases in default within current liabilities as of December 31, 1994. While the Company does not believe it is probable that it will be required to fund such defaulted obligations in the next twelve months, generally accepted accounting principles require that such defaulted obligations be classified as current liabilities at December 31, 1994. In addition, certain operating leases with remaining aggregate rentals of $1.4 billion as of December 31, 1994 were in default or cross default at April 12, 1995. See Notes 5 and 6.

NOTE 2 - PREDECESSOR COMPANY CHAPTER 11 REORGANIZATION

On April 16, 1993, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") confirmed the Plan of Reorganization of Holdings and all its subsidiaries that had filed for Chapter 11 reorganization, including, among others, Continental, System One and Chelsea Catering Corporation ("Chelsea") (collectively, the "Debtors").
The Reorganization became effective on April 27, 1993 (the "Effective Date"). The Reorganization resolved several large contingent claims that had burdened the Company. Such claims and contingencies included the Company's liability to the Pension Benefit Guaranty Corporation (the "PBGC") related to pension plans previously maintained by Eastern Air Lines, Inc. ("Eastern") (the "PBGC Settlement") and the Company's potential liability to Eastern (or its creditors) as a result of certain transactions entered into with Eastern prior to 1989. Certain of Eastern's former employees continue to assert claims against the Company, including demands that former Eastern pilots be integrated into Continental's work force.

Pursuant to the Reorganization, pre-existing equity interests of the Company were cancelled, the Company's obligations to other prepetition creditors were restructured and general unsecured nonpriority prepetition creditors became entitled, in full satisfaction of their claims, to share in $6,523,952 of cash and fixed pools of Class A Common Stock ("Class A") and Class B Common Stock ("Class B") of the Reorganized Company.

Pursuant to the Reorganization, on the Effective Date, all of the Debtors other than Continental were merged with and into Continental. Continental capitalized two wholly owned subsidiaries, Continental Express, Inc. ("Express") and System One, which continue the commuter airline and computer reservations and related businesses, respectively, of certain of the Debtors, by transferring certain assets and liabilities to such subsidiaries. Also, on the Effective Date, Continental transferred the assets of its Continental/Air Micronesia division to Continental Micronesia, Inc. ("CMI"), an indirect subsidiary 91.0%-owned by Continental which continues Continental's western Pacific operations.

As part of the Reorganization and an Investment Agreement dated
November 12, 1992, as amended, between Continental, Holdings, Air Partners, L.P. ("AP") and Air Canada ("AC"), on the Effective Date (i) AP purchased for an aggregate of $55 million (less certain fees) 2,740,000 shares of Class A and 2,260,000 shares of Class B and warrants to purchase an aggregate of 1,519,734 additional shares of Class A and 3,382,632 additional shares of Class B; (ii) AC purchased for an aggregate of $55 million (less certain fees) 1,373,216 shares of Class A and 3,626,784 shares of Class B and warrants to purchase an aggregate of 1,367,880 additional shares of Class A and 4,849,755 additional shares of Class B; (iii) enRoute Enterprises USA Inc., an indirect wholly owned subsidiary of AC, purchased 300,000 shares of Continental's 12% Cumulative Preferred Stock ("12% Preferred Stock") for $30 million; (iv) Continental issued to itself, as Distribution Agent, 1,900,000 shares of its Class A and 5,042,368 shares of its Class B for the benefit of general unsecured creditors under the Plan of Reorganization; (v) Continental issued
493,621 shares of Class B to the Master Trust for the Continental Airlines, Inc. Retirement Plan; and (vi) Continental issued to GE Capital, as commitment consideration for its loan to CMI, 171,000 shares of its newly-authorized 8% Cumulative Preferred Stock ("8% Preferred Stock"). As a result of such issuances, as of April 27, 1993, AC had 28.7% of the equity interest and 24.3% of the voting power and AP had 28.7% of the equity interest and 41.5% of the voting power of Continental without giving effect to the warrants.

Nonoperating reorganization items recorded by the Predecessor Company consisted of the following (in millions):

                                            Period from
                                          January 1, 1993
                                              through
                                          April 27, 1993      1992
Reorganization Costs:
 Professional fees. . . . . . . . . . . .      $ 58.6        $30.0
 Interest income. . . . . . . . . . . . .        (4.5)       (15.3)
 Rejected aircraft agreements . . . . . .       153.3          6.7
 Other. . . . . . . . . . . . . . . . . .        33.9         10.1
Revaluation of Assets and Liabilities:
 Fair market value adjustments. . . . . .       719.1            -
 Write off of deferred gains on
  sale/leaseback transactions . . . . . .      (218.6)           -
 Other. . . . . . . . . . . . . . . . . .        76.8            -
                                               $818.6        $31.5

NOTE 3 - FRESH START REPORTING

In connection with its emergence from bankruptcy on April 27, 1993, Continental adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $615 million was determined by the Company with the assistance of its financial advisors. The significant factors used in the determination of this value were analyses of publicly available information of other companies believed to be comparable to the Company, industry, economic and overall market conditions and historical and estimated performance of the airline industry; discussions with various potential investors; and certain financial analyses, including discounted future cash flows.

Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Reorganized Company has been reflected as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying consolidated balance sheet as of December 31, 1993. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant adjustments relate to increased depreciation and amortization expense relating to aircraft, routes, gates and slots and reorganization value in excess of amounts allocable to identifiable assets; reduced aircraft rent expense; and increased interest expense.

The effects of the Plan of Reorganization and fresh start reporting on the Company's consolidated balance sheet as of April 27, 1993 are as follows (in thousands):
                                    Predecessor             Issuance                 Reorganized
                                     Company's       Debt    of Debt  Fresh Start     Company's
                                   Balance Sheet  Discharge and Stock Adjustments   Balance Sheet
          ASSETS                   April 27, 1993    (a)      (b)         (c)      April 27, 1993
Current Assets:
 Cash and cash equivalents. . . . .  $  377,102    $    -   $389,038  $        -     $  766,140
 Accounts receivable, net . . . . .     459,024         -          -           -        459,024
 Spare parts and supplies, net. . .     194,679         -          -     (23,440)       171,239
 Prepayments and other. . . . . . .      94,271         -          -        (209)        94,062
  Total current assets. . . . . . .   1,125,076         -    389,038     (23,649)     1,490,465

Property and Equipment, net . . . .   1,907,819         -          -    (467,553)     1,440,266

Other Assets:
 Routes, gates and slots. . . . . .           -         -          -   1,712,000      1,712,000
 Reorganization value in excess of
  amounts allocable to identifiable
  assets. . . . . . . . . . . . . .           -         -          -     349,403        349,403
 Other assets . . . . . . . . . . .      73,414         -     15,995      (1,628)        87,781

  Total other assets. . . . . . . .      73,414         -     15,995   2,059,775      2,149,184

   Total Assets . . . . . . . . . .  $3,106,309    $    -   $405,033  $1,568,573     $5,079,915

                                  Predecessor               Issuance                 Reorganized
                                   Company's        Debt     of Debt  Fresh Start     Company's
LIABILITIES AND                  Balance Sheet   Discharge  and Stock Adjustments   Balance Sheet
STOCKHOLDERS' EQUITY (DEFICIT)   April 27, 1993     (a)       (b)         (c)      April 27, 1993
Current Liabilities:
 Current maturities of
  long-term debt. . . . . . . . .  $  104,705   $   70,306  $(40,000) $      185     $  135,196
 Current maturities of
  capital leases. . . . . . . . .         590       29,851         -           -         30,441
 Accounts payable . . . . . . . .     564,421       20,898         -       9,806        595,125
 Air traffic liability. . . . . .     686,551            -         -           -        686,551
 Accrued payroll and pensions . .     164,945       16,170         -      11,007        192,122
 Accrued other liabilities. . . .     264,988       75,216    (3,952)    129,107        465,359
  Total current liabilities . . .   1,786,200      212,441   (43,952)    150,105      2,104,794

Estimated Liabilities Subject
 to Chapter 11 Reorganization
 Proceedings. . . . . . . . . . .   3,859,715   (3,859,715)        -           -              -

Long-term Debt. . . . . . . . . .     268,119      806,647   310,000     (31,233)     1,353,533

Capital Leases. . . . . . . . . .      24,033      277,970         -        (758)       301,245

Deferred Credits and Other
 Long-Term Liabilities:
  Deferred income taxes . . . . .          -             -         -     100,000        100,000
  Deferred credit related
   to Eastern . . . . . . . . . .   1,056,496   (1,056,496)        -           -              -
  Deferred credit -
   operating leases . . . . . . .          -             -         -     329,546        329,546
  Other . . . . . . . . . . . . .     254,340          430         -     (44,458)       210,312
   Total deferred credits and
     other long-term
    liabilities . . . . . . . . .   1,310,836   (1,056,066)        -     385,088        639,858

Minority Interest . . . . . . . .           -            -         -      22,100         22,100

                                  Predecessor               Issuance                 Reorganized
                                   Company's        Debt     of Debt  Fresh Start     Company's
LIABILITIES AND                  Balance Sheet   Discharge  and Stock Adjustments   Balance Sheet
STOCKHOLDERS' EQUITY (DEFICIT)   April 27, 1993     (a)       (b)         (c)      April 27, 1993
Redeemable Preferred Stock. . . .  $  101,938    $       -  $ 43,385  $ (101,938)    $   43,385

Nonredeemable Preferred Stock
 and Common Stockholders'
 Equity (Deficit):
  Series C convertible
   preferred stock. . . . . . . .         204            -         -        (204)             -
  6-3/4% cumulative convertible
   junior preferred stock . . . .          65            -         -         (65)             -
  Class A common stock. . . . . .           -            -        60           -             60
  Class B common stock. . . . . .           -            -       114           -            114
  Common stock. . . . . . . . . .         470            -         -        (470)             -
  Additional paid-in capital. . .   1,094,811            -   109,900    (589,885)       614,826
  Retained earnings (deficit) . .  (5,328,058)   3,618,723   (14,474)  1,723,809              -
  Common treasury stock . . . . .     (12,024)           -         -      12,024              -
   Total nonredeemable
    preferred stock and
    common stockholders'
     equity (deficit) . . . . . .  (4,244,532)   3,618,723    95,600   1,145,209        615,000

    Total Liabilities and
     Stockholders' Equity
      (Deficit) . . . . . . . . .  $3,106,309   $        -  $405,033  $1,568,573     $5,079,915

(a)  To record the discharge or reclassification of prepetition obligations (Estimated Liabilities
     Subject to Chapter 11 Reorganization Proceedings) pursuant to the Reorganization.
     Substantially all of these obligations are only entitled to receive such distributions of cash and common stock as provided under the Reorganization.  A portion of Estimated
     Liabilities Subject to Chapter 11 Reorganization Proceedings was restructured and will continue, as restructured, to be liabilities of the Reorganized Company.
(b)  To record proceeds received from issuance of new debt and equity securities and the pay down of the Company's revolving credit facility with The Chase Manhattan Bank, N.A. ("Chase").
(c)  To record adjustments to reflect assets and liabilities at fair market value (including the establishment of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets),
     the establishment of the Reorganized Company's equity value of $615 million through the cancellation of the Predecessor Company's equity and establishment of the minority interest.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation -

     The consolidated financial statements of the Reorganized Company include the accounts of Continental and its wholly owned operating subsidiaries, System One and Express, as well as CMI. The minority interest holder of CMI has rights to acquire the minimum number of additional shares of CMI necessary to cause Continental's equity interest to decline below 80.0% if certain events relating to the defined benefit plans of Continental occur. The consolidated financial statements of the Predecessor Company include the accounts of Holdings and its wholly owned operating subsidiaries, Continental, System One and Chelsea.

     The companies operate within the air transportation industry. All significant intercompany transactions have been eliminated in consolidation.

(b)  Cash and Cash Equivalents -

     Cash and cash equivalents consist of cash and short-term, highly liquid investments which are readily convertible into cash and have original maturities of three months or less. Approximately
     $118.7 million and $102.4 million of cash and cash equivalents at December 31, 1994 and December 31, 1993, respectively, were held in restricted arrangements relating primarily to payments for workers' compensation claims and in accordance with the terms of certain other agreements.

(c)  Spare Parts and Supplies -

     Flight equipment expendable parts and supplies were recorded at fair market values (which approximated average cost) as of April 27, 1993; subsequent purchases are valued at average cost. An allowance for obsolescence for flight equipment expendable parts and supplies is accrued to allocate the costs of these assets, less an estimated residual value, over the estimated useful lives of the related aircraft and engines.

(d)  Property and Equipment -

     Property and equipment were recorded at fair market values as of April 27, 1993; subsequent purchases are valued at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Estimated useful lives for such assets are 15 to 28 years from date of manufacture for all owned jet and certain commuter aircraft; 9 to 21 years, depending on the lease period, for aircraft acquired under long-term capital leases; and 2 to 25 years for other property and equipment, including airport facility improvements. Effective April 27, 1993, Continental revised the estimated useful lives of its Stage III aircraft from 28 years from date of manufacture to 25 years.

(e)  Intangible Assets -

     Routes are amortized on a straight-line basis over 40 years, gates over the stated term of the related lease and slots over 20 years. Routes, gates and slots are comprised of the following (in millions):

                           Balance at         Accumulated Amortization
                         December 31, 1994      at December 31, 1994
     Routes . . . . . .     $  967.2                   $41.4
     Gates. . . . . . .        470.5                    40.5
     Slots. . . . . . .        153.4                    14.7
                            $1,591.1                   $96.6

     Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 20 years. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the Company's intangible assets will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the intangible assets is reduced by the estimated shortfall of cash flows.

(f)  Air Traffic Liability -

     Passenger revenues are recognized when transportation is provided rather than when a ticket is sold. The amount of passenger ticket sales not yet recognized as revenue is reflected in the accompanying consolidated balance sheets as air traffic liability. The Company performs periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed. In the third quarter of 1993, the Company recorded an adjustment to increase passenger revenues by $75 million as a result of completion of a periodic evaluation.

     Continental sponsors a frequent flyer program ("OnePass") and records an estimated liability for the incremental cost associated with providing the related free transportation at the time a free travel award is earned. The liability is adjusted periodically based on awards earned and awards redeemed.

(g)  Passenger Traffic Commissions -

     Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions not yet recognized as expense is included in prepayments and other in the accompanying consolidated balance sheets.

(h)  Deferred Income Taxes -

     Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the income tax amounts.

(i)  Deferred Credit - Aircraft Operating Leases -

     Aircraft operating leases were adjusted to fair market value at April 27, 1993. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit is increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods, generally one to 15 years.

(j)  Maintenance and Repair Costs -

     Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred.

(k)  Petroleum Option Contracts -

     Gains on petroleum option contracts are recognized as a component of fuel expense when the underlying fuel being hedged is used.

(l)  Earnings (Loss) per Share -

     Earnings (loss) per common share computations are based upon earnings
     (loss) applicable to common shares and the average number of shares of common stock and dilutive common stock equivalents (stock options, warrants and restricted stock) outstanding. The number of shares used in the computation for the year ended December 31, 1994 and the period April 28, 1993 through December 31, 1993 was 26,056,897 and 18,022,918, respectively. Preferred stock dividend requirements (including additional dividends on unpaid dividends) and accretion to redemption value on preferred stock increased the net loss for this computation by approximately $5.7 million and $3.5 million for the year ended December 31, 1994 and for the period April 28, 1993 through December 31, 1993, respectively. On the Effective Date, all of the outstanding common and preferred stock of Holdings was cancelled. Information regarding the earnings (loss) per share computation relating to the pre-reorganization stock is not comparable with data provided for Class A and Class B and is therefore not included.

(m)  Reclassifications -

     Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 5 - LONG-TERM DEBT

Continental's long-term debt was recorded at fair market value at April 27, 1993. The fair market value adjustment is amortized to interest expense over the life of the debt. Long-term debt as of December 31 is summarized as follows (in millions of dollars):

                                                      1994         1993
Secured
Notes payable to GE Capital and affiliates,
 interest rates of 8.64% to 12.0% and floating
 interest rates of LIBOR plus 4.0%, payable
 through 2005 . . . . . . . . . . . . . . . . . . . $  599.4     $  603.1
Notes payable, interest rates of 5.84% to 18.38%
 (imputed interest rates approximate stated
 interest rates), payable through 2005. . . . . . .    274.6        276.7
Notes payable, interest rates of 6% to 12.25%
 (imputed interest rates of 7.86% to 9.9%),
 payable through 2008 . . . . . . . . . . . . . . .    278.2        332.5
Floating rate notes, interest rates of prime
 plus 0.5% to 3.05% and LIBOR plus 0.75% to
 3.75% and Eurodollar plus 0.75%, payable
 through 2007 . . . . . . . . . . . . . . . . . . .    148.9        159.1
Other . . . . . . . . . . . . . . . . . . . . . . .     15.2         18.0

Unsecured
Notes payable, interest rates of 6.94% to 12%
 (imputed interest rates 16.3% to 21.8%),
 payable through 2005 . . . . . . . . . . . . . . .    112.4        181.6
Other . . . . . . . . . . . . . . . . . . . . . . .      9.5          1.6
                                                     1,438.2      1,572.6
Less:  debt in default. . . . . . . . . . . . . . .    264.7            -
Less:  current maturities . . . . . . . . . . . . .    126.2        176.2
Less:  fair market value adjustment . . . . . . . .      9.1         26.5
Total . . . . . . . . . . . . . . . . . . . . . . . $1,038.2     $1,369.9

Substantially all of Continental's property, equipment and spare parts and supplies are subject to agreements securing indebtedness of Continental.

Continental has various loan and lease obligations with GE Capital which were renegotiated in March 1995. In addition, the Company is in default under various loan agreements. See Note 1.

Continental and CMI have various loan agreements containing significant financial covenants including, among other things, minimum cash balance requirements, consolidated net worth requirements, restrictions on the payment of dividends, restrictions on new borrowings and mandatory prepayments upon sale of certain assets. As of December 31, 1994, CMI had a minimum cash balance requirement of $23.7 million, net assets of $286.7 million and was restricted from paying dividends in excess of approximately $48.7 million.

In December 1993, the Company obtained a $50 million secured revolving credit facility, the proceeds from which must be used to finance certain aircraft purchase deposits. During 1994, Continental drew down approximately $21.5 million and repaid a total of $31.6 million of such facility. The revolving credit agreement contains a financial covenant relating to minimum cash balance requirements and is collateralized by certain accounts receivable and the related aircraft agreements.

Maturities of long-term debt due over the next five years (including the scheduled repayments of debt in default) are as follows (in millions):

Year ending December 31,
    1995. . . . . . . . . . . . . . . . . . . . .       $175.3
    1996. . . . . . . . . . . . . . . . . . . . .        156.3
    1997. . . . . . . . . . . . . . . . . . . . .        188.1
    1998. . . . . . . . . . . . . . . . . . . . .        168.3
    1999. . . . . . . . . . . . . . . . . . . . .        176.9

As of December 31, 1994 and 1993, the prime, LIBOR and Eurodollar rates associated with Continental's indebtedness approximated 8.5% and 6.0%, 6.5% and 3.4%, and 6.3% and 4.0%, respectively.

NOTE 6 - LEASES

Continental leases certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most leases also include renewal options and some aircraft leases include purchase options.

At December 31, 1994, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under aircraft and engine operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (in millions):

                                                     Capital    Operating
                                                      Leases     Leases*
Year ended December 31,
    1995. . . . . . . . . . . . . . . . . . . . . .  $ 93.5     $  586.4
    1996. . . . . . . . . . . . . . . . . . . . . .    94.9        551.1
    1997. . . . . . . . . . . . . . . . . . . . . .    89.9        492.7
    1998. . . . . . . . . . . . . . . . . . . . . .    83.0        434.2
    1999. . . . . . . . . . . . . . . . . . . . . .    79.3        396.2
    Later years . . . . . . . . . . . . . . . . . .   160.2      2,578.4

Total minimum lease payments. . . . . . . . . . . .   600.8     $5,039.0
Less:  amount representing interest . . . . . . . .   185.5
Present value of capital leases . . . . . . . . . .   415.3
Less:  capital lease obligations in default . . . .   225.1
Less:  current maturities of capital leases . . . .    25.8
Long-term capital leases. . . . . . . . . . . . . .  $164.4

______________
* These amounts have not been reduced to reflect the Company's fresh start-related revaluation of leases to fair market value as of April 27, 1993 (see Note 4(i)).

In March and April 1995, the Company successfully completed negotiations with lessors of 11 narrowbody aircraft and 16 widebody aircraft which resulted in the deferral of payments due in 1995 and 1996 to later years. Such deferrals are not reflected in the tables above. Operating leases with remaining lease payments of $1.4 billion as of December 31, 1994 are in default as of April 12, 1995. Scheduled repayments have not been adjusted in the above table. See Note 1.

Not included in the above operating lease table is approximately
$240 million in annual minimum lease payments relating to non-aircraft leases, principally airport and terminal facilities and related equipment. See Note 1 for a discussion of the Denver lease.

The Company's total rental expense for all operating leases, net of sublease rentals, was $674.6 million, $666.2 million and $645.9 million in 1994, 1993 and 1992, respectively.

As of December 31, 1994, Continental remains contingently liable on $202.1 million of long-term lease obligations of USAir, Inc. ("USAir") related to the East End Terminal at LaGuardia. In the event USAir defaults on such obligations, Continental may be required to cure the default, at which time it would have the right to reoccupy the terminal.

NOTE 7 - FINANCIAL INSTRUMENTS

(a)  Cash equivalents -

     Cash equivalents consist primarily of commercial paper with maturities of three months or less and approximate fair value due to the short maturity of three months or less.

(b)  Investment in Marketable Equity Securities -

     Continental's investment in America West is classified as available-for-sale and carried at aggregate market value of $16.6 million at December 31, 1994. An unrealized loss of $2.2 million representing the excess of cost over market value is reflected in stockholders' equity.

(c)  Petroleum Option Contracts -

     The Company enters into petroleum option contracts to protect against a sharp increase in jet fuel prices. These option contracts generally cover the Company's forecasted jet fuel needs for the next three to six months. At December 31, 1994, the Company had options outstanding with an aggregate contract value of approximately $140 million. At December 31, 1994, the fair value of the option contracts was immaterial as the strike price under these contracts exceeded the current spot rate. During the year ended December 31, 1994, option hedging activities reduced fuel expense by approximately $2.2 million, net of the premiums associated with these options.

     The Company is exposed to credit loss in the event of nonperformance by the counterparty on the petroleum option contracts, however, the Company does not anticipate nonperformance by this counterparty. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

(d)  Debt -

     The fair value of the Company's debt with a carrying value of $1.34 billion and $1.53 billion as of December 31, 1994 and December 31, 1993, respectively, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability or quoted market prices, approximates $1.29 billion and $1.56 billion, respectively. The fair value of the remaining debt (with a carrying value of approximately $84.4 million and $53.1 million, respectively, and primarily relating to modification notes) was not practicable to estimate due to the large number and small dollar amounts of these notes.

NOTE 8 - PREFERRED AND COMMON STOCK

On the Effective Date, all of the then outstanding equity securities of the Predecessor Company were cancelled, including all outstanding common and preferred stock of Continental and Holdings. Continental's Restated Certificate of Incorporation authorizes the issuance of 10 million shares of preferred stock, 50 million shares each of Class A, Class C Common Stock ("Class C") and Class D Common Stock ("Class D") and 100 million shares of Class B.

Redeemable Preferred Stock

Pursuant to the Plan of Reorganization and the Investment Agreement, newly authorized shares of redeemable preferred stock were issued. Redeemable preferred stock consists of the following:

                                             December 31,   December 31,
                                                 1994           1993
                                                     (millions)
12% Preferred Stock, 1,000,000 shares
 authorized, 300,000 shares issued and
 outstanding, redemption value  -
 $36,465,154 and $32,465,055,
 respectively . . . . . . . . . . . . . .       $36.5          $32.5
8% Preferred Stock, 171,000 shares
 authorized, issued and outstanding,
 redemption value - $19,500,450 and
 $18,032,270, respectively. . . . . . . .        16.1           14.4
                                                $52.6          $46.9

Holders of 12% Preferred Stock and 8% Preferred Stock are entitled to receive, when and if declared by the Board of Directors (the "Board") out of legally available funds of the Company, cumulative dividends payable quarterly in cash at an annual rate of $12 and $8 per share for 12% Preferred Stock and 8% Preferred Stock, respectively. To the extent net income, as defined, for any calendar quarter is less than the amount of dividends due on all outstanding shares of 12% Preferred Stock for such quarter, the Board may declare dividends payable in additional shares of 12% Preferred Stock in lieu of cash. At any time, the Company may redeem, in whole or in part, on a pro rata basis among the stockholders, any outstanding shares of 12% Preferred Stock or 8% Preferred Stock. All outstanding shares of both series of preferred stock are mandatorily redeemable on April 27, 2003 out of legally available funds. In each case, the redemption price is $100 per share plus accrued unpaid dividends. Neither series of preferred stock is convertible into shares of common stock and neither series has voting rights, except under limited circumstances. The 8% Preferred Stock ranks pari passu with the 12% Preferred Stock as to payment of dividends and liquidation. As of December 31, 1994, the Company had approximately $8.9 million of dividends on its preferred stock in arrears.

The Company recorded a $222,000 and $134,000 charge against additional paid-in capital related to the accretion of the difference between redemption value and fair market value at date of issuance for the 8% Preferred Stock for the year ended December 31, 1994 and for the period from April 28, 1993 through December 31, 1993, respectively.

Common Stock

Continental has two classes of common stock outstanding, Class A and Class B. Holders of shares of Class A and Class B are entitled to receive dividends when and if declared by the Board. Each share of Class A is entitled to 10 votes per share and each share of Class B is entitled to one vote per share. Pursuant to a stockholders' agreement, AC and AP have agreed to vote their shares for the election of six directors nominated by AC, six directors nominated by AP and six directors not affiliated with AP or AC. AC has the right, subject to foreign ownership restrictions, to convert shares of Class B into shares of Class A. Also, AC has the limited right, in certain circumstances, to convert its Class A into Class C and AP has the limited right, in certain circumstances, to convert its Class A into Class D. No person may hold or own Class C or Class D stock, respectively, other than AC and certain of its affiliates or AP and certain of its affiliates. The Class C and Class D common stock, if issued, would preserve the rights of each of AC and AP, respectively, to elect six directors to the Company's Board in certain circumstances, including a sale by the other party of its stock.

On December 14, 1993, the Company sold 8,086,579 shares of Class B common stock in an underwritten public offering realizing net proceeds of approximately $153.1 million. In January 1994, AC converted 287,840 shares of Class B into an equal number shares of Class A to preserve its percentage of total voting power. In July 1994, 1,000,000 shares of restricted Class B were granted and issued to substantially all employees at or below the manager or equivalent level and 182,000 shares of restricted Class B were granted and issued to key officers. See Note 9.
As of December 31, 1994, AC had 18.7% of the equity interest and 23.9% of the voting power and AP had 18.7% of the equity interest and 35.6% of the voting power.

Warrants

The Company has outstanding 11,120,001 Class A Warrants and Class B Warrants (collectively, the "Warrants") of which 4,902,366 Warrants are held by AP and 6,217,635 Warrants are held by AC. Each Warrant entitles the holder to purchase one share of Class A or Class B. The Warrants are exercisable as follows: (i) 7,413,334 Warrants (1,964,534 Class A Warrants and 5,448,800 Class B Warrants) have an initial exercise price of $15 per share, and (ii) 3,706,667 Warrants (923,080 Class A Warrants and
2,783,587 Class B Warrants) have an initial exercise price of $30 per share. The warrants expire on April 27, 1998.

NOTE 9 - STOCK PLANS AND AWARDS

On March 4, 1994, the Board of Directors adopted the Continental Airlines, Inc. 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan") effective July 1, 1994 and the Continental Airlines, Inc. 1994 Incentive Equity Plan (the "Incentive Plan"), which plans were approved by the stockholders of the Company at the annual stockholders' meeting on June 30, 1994.

Under the Company's Stock Purchase Plan, all full and part-time employees of the Company who are on the United States payroll may purchase shares of Class B at 85% of the lower of fair market value on the first or last business day of a calendar quarter. Subject to adjustment, a maximum of 4,000,000 shares of Class B are authorized for purchase under the Stock Purchase Plan. In January 1995, 118,069 shares of Class B were issued in connection with the Stock Purchase Plan.

Under the Incentive Plan, key officers and employees of the Company and its subsidiaries may be selected by the Human Resources Committee of the Board of Directors (the "Committee") to receive any or all of the following: stock options, restricted stock, long-term incentive awards and annual incentive awards subject to adjustment. The Incentive Plan also provides for each outside director to receive on the day following the annual stockholders meeting options to purchase 1,500 shares of Class B. Subject to adjustment, the number of shares of Class B that may be issued under the Incentive Plan will not in the aggregate exceed 2,300,000. The following table summarizes stock option transactions pursuant to the Company's Incentive Plan for the year ended December 31, 1994:

Granted*. . . . . . . . . . . . . . . . . . . . . . . . .    2,111,000

Exercised . . . . . . . . . . . . . . . . . . . . . . . .            -

Cancelled . . . . . . . . . . . . . . . . . . . . . . . .     (265,000)

Outstanding at December 31, 1994. . . . . . . . . . . . .    1,846,000

Average option price per share:
 Options exercised. . . . . . . . . . . . . . . . . . . .            -

 Options outstanding at end of year . . . . . . . . . . .       $20.13

Options exercisable at end of year. . . . . . . . . . . .      123,875

* The option price for all stock options is equal to 100% of the fair market value of Continental's common stock at the date of grant.

The stock options generally vest over a four-year period.

In addition, the Incentive Plan permits awards of restricted stock to participants, subject to one or more restrictions, including a restriction period and a purchase price, if any, to be paid by the participant, as determined by the Committee. The number of shares of common stock that may be granted or sold as restricted stock under the Incentive Plan may not in the aggregate exceed 300,000 shares of Class B. As of December 31, 1994, 152,000 shares of restricted stock were outstanding with no cost to the participants. These shares vest over a two-year period. During 1994, 30,000 shares were forfeited and returned to treasury stock. At
December 31, 1994, 302,000 shares of common stock were available for future grants of stock options or restricted stock under the Incentive Plan. Additionally, on March 4, 1994, the Board approved a one-time grant of 1,000,000 shares of restricted stock to substantially all employees at or below the Manager level. These shares were issued at no cost to the employee and vest over a four-year period. Unvested shares of restricted stock are subject to certain transfer restrictions and forfeiture under certain circumstances. The unearned portion of restricted stock issued for future service, representing the fair market value of the stock on the date of award, is being amortized to wages, salaries and related costs over the vesting period.

The Board of Directors, on March 4, 1994, also approved a profit sharing program under which 15% of the Company's pre-tax earnings (before unusual or nonrecurring items) will be distributed each year to all employees on a pro rata basis according to base salary.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all domestic employees of the Company are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. Total pension expense for the defined benefit plans was $50.7 million, $52.1 million and $36 million and total expense for the defined contribution plans was $0.9 million, $0.3 million and $2.1 million for 1994, 1993 and 1992, respectively.

Net periodic pension cost of the Company's defined benefit plans for 1994, 1993 and 1992 included the following components (in millions):

                                         Period from   Period from
                                          April 28,     January 1,
                                         1993 through  1993 through
                                         December 31,   April 27,
                                  1994       1993          1993       1992
Service cost - benefits earned
 during the year. . . . . . . .  $39.3      $25.7         $13.9      $31.5
Interest cost on projected
 benefit obligations. . . . . .   38.9       22.6           8.9       21.2
Return on plan assets . . . . .   14.0      (15.5)        (10.1)     (12.4)
Net amortization and deferral .  (41.5)       1.0           5.6       (4.3)
  Net periodic pension costs. .  $50.7      $33.8         $18.3      $36.0

In connection with the Reorganization, the Company recorded an additional liability of approximately $146.1 million (not included in pension expense above) related to the grant of past service credit under the Company's retirement plan for domestic employees and the recognition of unamortized losses and costs. The following table sets forth the defined benefit plans' funded status amounts as of December 31, 1994 and 1993 (in millions):

                                      1994                     1993

                             Accumulated   Assets    Accumulated   Assets
                              Benefits     Exceed     Benefits     Exceed
                               Exceed    Accumulated   Exceed
Accumulated
                               Assets     Benefits     Assets     Benefits

Actuarial present value of
 benefit obligations:
  Vested. . . . . . . . . . .   $257.0    $ 66.0      $264.1      $71.6
  Non-vested. . . . . . . . .     15.8       0.5        23.8        1.2
Accumulated benefit obliga-
 tions. . . . . . . . . . . .    272.8      66.5       287.9       72.8
Effect of projected future
 salary increases . . . . . .     99.4         -       121.3          -
Projected benefit obligation.    372.2      66.5       409.2       72.8
Plan assets at fair value . .    209.7      75.5       201.7       84.6
Projected benefit obligation
 in excess of (less than)
 plan assets. . . . . . . . .    162.5      (9.0)      207.5      (11.8)
Unrecognized net gain (loss).     39.9      (7.4)      (20.1)      (2.3)
Additional minimum liability.      6.5         -         5.4          -
  Accrued (prepaid) pension
  liability . . . . . . . . .   $208.9    $(16.4)     $192.8     $(14.1)

In accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions", an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1994 and 1993. A corresponding amount was recognized as a separate reduction to stockholders' equity.

Plan assets consist primarily of equity securities, long-term debt securities and short-term investments. Pursuant to the Reorganization, the PBGC Settlement and the Investment Agreement, on April 27, 1993,
Continental issued 493,621 shares of Class B to the Master Trust for the Continental Airlines, Inc. Retirement Plan.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.75%, 7.50% and 8.25% for 1994, 1993 and 1992, respectively. The expected long-term rate of return on assets (which is used to calculate the Company's return on pension assets for the current year) was 9.25%, 9.25% and 9.97% for 1994, 1993 and 1992, respectively. The weighted average rate of salary increases was 4.3%, 5.3% and 6.3% for 1994, 1993 and 1992, respectively. The unrecognized net gain (loss) are amortized on a straight-line basis over the average remaining service period of employees expected to receive a plan benefit.

Continental's policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service ("IRS") requirements as modified, to the extent applicable, by agreements with the IRS.

NOTE 11 - INCOME TAXES

Effective April 27, 1993, the Reorganized Company adopted the liability method of accounting for income taxes required by SFAS No. 109 (which was adopted January 1, 1993 by the Predecessor Company). Under the provisions of SFAS 109, the Company elected not to restate prior years' consolidated financial statements. The cumulative effect of initial adoption on prior years' retained earnings was not material. Additionally, as of January 1, 1993, the effect of the adoption of SFAS 109 upon income before income taxes was not material.

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax benefit for the year ended December 31, 1994 and the period April 28, 1993 through December 31, 1993 are as follows (in millions):

                                              Amount            Percent

                                           1994     1993     1994     1993

Income tax benefit at United States
 statutory rates. . . . . . . . . . . .  $(227.9)  $(18.0)  (35.0)%  (35.0)%
State income tax benefit. . . . . . . .    (19.6)    (2.5)   (3.0)    (4.9)
Amortization of reorganization value
 in excess of amounts allocable to
 identifiable assets. . . . . . . . . .      6.1      4.8     0.9      9.4
Meals and entertainment disallowance. .      6.6      1.4     1.0      2.7
Impact of change in federal tax rates .        -      1.5       -      2.9
Net operating loss not benefitted . . .    192.6        -    29.6        -
Income tax benefit, net . . . . . . . .  $ (42.2)  $(12.8)   (6.5)%  (24.9)%

The significant component of the provision for income taxes for the year ended December 31, 1994 and the period April 28, 1993 through December 31, 1993 was a deferred tax benefit of $42.2 million and $12.8 million, respectively.

The provision for income taxes of the Predecessor Company for the period from January 1 through April 27, 1993 and for the year ended December 31, 1992 was $2.1 million and $0.5 million, respectively. The provision for income taxes of the Predecessor Company represents only state income taxes. Due to losses generated, there is no provision for federal income taxes for the period from January 1, 1993 through April 27, 1993 and for the year ended December 31, 1992.

The provision for income taxes for the period from April 28, 1993 through December 31, 1993 reflects an increase of $1.5 million which is related to the increase in the corporate tax rate from 34.0% to 35.0% enacted by the Revenue Reconciliation Act of 1993.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows (in millions):

                                                     1994         1993
Spare parts and supplies, fixed assets and
  intangibles . . . . . . . . . . . . . . . . . .  $  668.0     $  745.3
Deferred gain . . . . . . . . . . . . . . . . . .      84.8         92.1
Other, net. . . . . . . . . . . . . . . . . . . .       8.6         21.3

Gross deferred tax liabilities. . . . . . . . . .     761.4        858.7

Capital and safe harbor lease activity. . . . . .     (24.0)       (40.5)
Accrued liabilities . . . . . . . . . . . . . . .    (343.1)      (287.4)
Revaluation of leases . . . . . . . . . . . . . .     (80.1)      (136.9)
Net operating loss carryforwards. . . . . . . . .  (1,068.7)      (919.5)
Investment tax credit carryforwards . . . . . . .     (44.7)       (54.5)

Gross deferred tax assets . . . . . . . . . . . .  (1,560.6)    (1,438.8)

Deferred tax assets valuation allowance . . . . .     844.2        667.3

Net deferred tax liability. . . . . . . . . . . .      45.0         87.2

Less current deferred tax liability . . . . . . .      16.9         36.4

Non-current deferred tax liability. . . . . . . .  $   28.1     $   50.8

At December 31, 1994, the Company has net operating loss carryforwards of approximately $2.7 billion for income tax purposes that will expire from 1995 through 2009 and investment tax credit carryforwards of approximately $44.7 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits could be limited.

For financial reporting purposes, a valuation allowance of $844.2 million has been recognized to offset the deferred tax assets related to a portion of those carryforwards. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed $194 million of benefit attributable to such tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax liability would be charged to income in the period such determination was made. In the event the Company recognizes additional tax benefits related to net operating loss carryforwards and investment tax credit carryforwards attributable to the Predecessor Company, those benefits would be applied to reduce Reorganization Value in Excess of Amounts Allocable to Identifiable Assets and other intangibles to zero, and thereafter as an addition to paid-in capital.

The deferred tax valuation allowance increased from $667.3 million at December 31, 1993 to $844.2 million at December 31, 1994. This increase is related to deferred tax assets associated with certain nonrecurring charges and net operating losses that may not be realizable.

Approximately $545 million of the Company's net operating losses can only be used to offset the separate parent company taxable income of Continental Airlines, Inc. Approximately $17.8 million of the Company's investment tax credits can only be used to offset the separate parent company tax liability of Continental Airlines, Inc.

NOTE 12 - NONRECURRING CHARGES

During the fourth quarter of 1994, the Company recorded a nonrecurring charge of approximately $446.8 million associated primarily with (i) the planned early retirement of certain aircraft and (ii) closed or underutilized airport and maintenance facilities and other assets.

Approximately $278 million of the nonrecurring charge was associated with the planned early retirement during 1995 of 24 widebody jet aircraft
(21 Airbus A300s and three Boeing 747s), 23 narrowbody Boeing 727 jet aircraft and five Dash 7 turboprop aircraft, including a provision for the disposal of the related inventory. All of these aircraft (except for two owned Airbus A300 aircraft) have remaining lease obligations beyond the planned retirement dates for such aircraft. The $278 million charge represents the Company's best estimate of the expected loss based upon, among other things, the anticipated resolution of negotiations with certain lessors as well as anticipated sublease rental income of certain aircraft and engines. To the extent the actual resolution of the negotiations, actual sublease rental income or other events or amounts vary from the Company's estimates, the actual charge could be different from the amount estimated.

Approximately $168.8 million of the nonrecurring charge was associated with the closure of the LAX maintenance facility, underutilized airport facilities and other assets (primarily associated with DIA). This portion of the charge relates to the Company's contractual obligations under the related lease agreements and the write-off of related leasehold improvements, less an estimated amount for sublease rental income.
However, should actual sublease rental income be different from the Company's estimates, the actual charge could be different from the amount estimated.

Approximately $324.2 million of the nonrecurring charge represents an actual cash outlay to be incurred over the remaining lease terms (of from one to 15 years) and approximately $122.6 million represents a noncash charge associated with a write-down of certain assets (principally inventory and flight equipment) to expected net realizable value. Continental expects to finance the cash outlays primarily with internally generated funds.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Capital Commitments

On March 31, 1995, the Company signed agreements with Boeing and certain engine manufacturers that would defer certain aircraft and engine deliveries that previously were scheduled to occur in 1996 and 1997, to cancel orders for certain option aircraft and to obtain refunds of deposits corresponding to the revised delivery schedule.

Continental has firm commitments to take delivery of 22 new 737 and five new 757 aircraft in 1995, one new 757 aircraft in 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is approximately $3.4 billion. In December 1994, Express contracted with Beech Acceptance Corporation ("Beech") for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. Deliveries of the Beech aircraft are scheduled in 1995 and 1996. As of December 31, 1994, Continental had made deposits on jet and turboprop aircraft orders of approximately $166.1 million.

Continental expects its 1995 capital expenditures, exclusive of aircraft, to aggregate approximately $83 million primarily relating to aircraft modifications, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

See Note 1 for a discussion of debt and operating lease obligations in default. See Note 6 for a discussion of Continental's contingent liability on long-term lease obligations.

Legal Proceedings

In 1992, the Company agreed to lease (i) 20 gates at DIA for a period of five years from the date DIA opened, (ii) four of such gates for an additional five years and (iii) a substantial amount of operational space in connection with the gates and for the terms set forth in the agreement. During 1994, the Company significantly reduced its Denver operations. The City filed a complaint on February 22, 1995 against the Company in the United States District Court for the District of Colorado seeking a determination that the Company materially breached and repudiated the lease and a March 1994 agreement to pay certain costs associated with the delays in opening DIA. In addition, the City sought a judgment declaring the City's rights and the Company's obligations and the award of an injunction that the Company perform such obligations. The City also sought attorneys fees and costs relating to its suit. The Company believes it has defenses against the City, as well as claims against the City that justify rescission of the lease or, if rescission is not awarded by the court, a substantial reduction in the Company's obligations thereunder.

The Company, the City and certain other parties have entered into an agreement ("Settlement") that was approved by the Denver City Council on April 10, 1995. The Settlement provides for the release of certain claims and the settlement of certain litigation filed by the City against the Company and reduces (i) the full term of the lease to five years, subject to certain rights of renewal granted to Continental, (ii) the number of gates leased from 20 to 10, (iii) the amount of leased operational and other space by approximately 70%. The reduced gates and operational space exceed Continental's current needs at the airport, and the Company is negotiating with America West Airlines, Inc. ("America West") and Frontier Airlines to sublease up to five of its remaining gates and certain operational space. The Company will attempt to sublease additional facilities and operational space as well. To the extent Continental is able to sublease any of its gates and operational space, its costs under the lease would be reduced.

The Settlement may still be challenged by certain parties, including by other air carriers, and the Company cannot predict what the outcome of any such challenge would be. Certain air carriers have taken the position that an insufficient number of carriers have executed the Settlement. Failure to implement the Settlement could reduce or eliminate the Company's estimated savings at DIA.

Certain parties continue to seek recovery for claims that were subject to the Company's Plan of Reorganization. For the most part, if such parties were successful on their claims, their recovery would be limited to the fixed pools of Company common stock and cash provided for in the Plan of Reorganization. Nevertheless, certain claims, if successful, could result in additional obligations being imposed upon the Company, including the possible indemnification of certain current and former officers and directors of the Company or its former parent. In addition, the Company is a party to certain lawsuits, and the subject of certain claims, which arose after the Company's bankruptcy proceedings were commenced and in the ordinary course of the Company's business. Although the amount sought in certain of these claims and proceedings is substantial, the Company cannot at this time reasonably estimate the possible loss or range of loss that could be experienced if any of the claims were successful. However, the Company believes that the resolution of these matters is unlikely to have a material adverse effect on the Company.

NOTE 14 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions which have occurred during 1994 and the period April 28, 1993 through December 31, 1993 other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

CMI and United Micronesia Development Association, Inc. ("UMDA"), the minority stockholder of CMI, have a services agreement whereby UMDA is paid a fee for certain services, which fee approximates 1.0% of CMI's revenues. For the year ended December 31, 1994 and the period April 28, 1993 through December 31, 1993, these fees totaled approximately $4.8 million and $3.5 million, respectively. As of December 31, 1994 and 1993, the Company had a payable to UMDA totaling approximately $7.2 million and $7.3 million, respectively. The payable bears interest at 12.0% per annum and matures in 2011. Annual principal and interest payments on the payable aggregating $1,000,000 per year are applied to reduce the 1.0% fee.

In connection with AC's investment in the Company, AC, AP and the Company agreed to identify and pursue opportunities to achieve cost savings, revenue enhancement or other synergies from areas of joint operation between the Company and AC. The Company and AC have entered into a series of synergies agreements, primarily in the areas of aircraft maintenance and commercial and marketing alliances (including agreements regarding coordination of connecting flights). The Company believes that the synergies agreements allocate potential benefits to the Company and AC in a manner that is equitable and commercially reasonable, and contain terms at least as favorable to the Company as could be obtained from unrelated parties. As a result of these agreements, Continental paid AC
$29.1 million and $9 million for the year ended December 31, 1994 and from the period April 28, 1993 through December 31, 1993, respectively, primarily relating to aircraft maintenance. Continental also reimbursed AC and AP in 1993 for fees incurred in connection with their investment in Continental of $6.9 million and $11.1 million, respectively.

GE Capital and General Electric Company, owner of 171,000 shares of the Company's 8% Preferred Stock, provide certain services to Continental such as repairing engines and the leasing of certain aircraft. Continental also has loans payable to GE Capital. See Note 5.

Under the amended agreements with GE Capital, if Air Partners disposes of any of its Class A shares, Continental must prepay deferred amounts totaling approximately $146 million and, at Continental's election, either
(i) prepay loans totaling $150 million or (ii) pledge its Air Micronesia, Inc. stock as collateral for all GE Capital obligations.

The Company and America West have entered into a series of agreements during 1994 related to code-sharing and ground handling. The services provided are considered normal to the daily operations of both airlines.
As a result of these agreements, Continental paid America West $0.5 million in 1994.

NOTE 15 - FOREIGN OPERATIONS

Continental conducts operations to various foreign countries. Operating revenues from foreign operations are as follows (in millions):

                                     Year Ended December 31,
                                    1994      1993      1992
Latin America                      $  310    $  278    $  283
Atlantic                              400       384       375
Pacific                               678       630       712

                                   $1,388    $1,292    $1,370

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 1994 and 1993 is as follows (in millions, except per share data):

                                          Period      Period
                                           from        from
                                         April 1,    April 28,
                              Three        1993        1993
                              Months     through      through
                              Ended     April 27,     June 30,          Three Months Ended
                             March 31,     1993         1993     June 30   September 30  December 31
1994
 Operating revenues . . . .  $1,356.5    $      -     $    -    $1,390.5     $1,513.7     $1,409.2
 Operating income (loss). .     (55.2)          -          -        (1.5)        82.8        (37.1)
 Nonoperating income
  (expense), net. . . . . .     (58.4)          -          -       (51.5)       (50.0)      (480.2)
 Net income (loss). . . . .     (71.6)          -          -       (49.0)        30.6       (523.3)
 Primary and fully diluted
  earnings (loss) per
  common share (a). . . . .     (2.86)          -          -       (1.97)        1.03       (19.66)

1993
 Operating revenues . . . .   1,383.2       473.9      977.6           -      1,564.2      1,368.8
 Operating income (loss). .     (55.2)      (58.0)      (4.1)          -         91.0          8.6
 Nonoperating income
  (expense), net. . . . . .     (52.7)     (810.6)     (32.0)          -        (67.1)       (47.8)
 Extraordinary gain . . . .         -     3,618.7          -           -            -            -
 Net income (loss). . . . .    (109.5)    2,749.6      (24.4)          -         12.4        (26.5)
 Primary and fully diluted
  earnings (loss) per
  common share (b). . . . .     N.M.*       N.M.*      (1.45)          -         0.53        (1.47)

(a)  The sum of the four quarterly earnings (loss) per share amounts in 1994 does not agree with the loss per share as calculated for the full year due to the issuance of restricted stock in 1994.
(b)  The sum of the four quarterly earnings (loss) per share amounts in 1993 does not agree with the loss per share as calculated for the full year due to the issuance of a large number of shares of the Class B common stock in December 1993.

*N.M. - Not meaningful.  Historical per share data for the Predecessor Company is not meaningful since the Company was recapitalized and adopted fresh start reporting as of April 27, 1993.

During the third quarter of 1994, the Company recorded a favorable adjustment of $23.4 million as a result of the Company's estimate of awards expected to be redeemed for travel on Continental under its frequent flyer program.

During the fourth quarter of 1994, nonrecurring charges of approximately $446.8 million were recorded for costs associated with grounding aircraft, reducing operations at certain airport facilities and modifying certain aircraft and facilities lease agreements.

During the first quarter of 1993, reorganization-related charges of $11.6 million were partially offset by interest income of $3.1 million.

During the second quarter of 1993, the Company recorded a gain of $34.9 million related to System One's sale to EDS of substantially all of the assets of its Airline Services Division. In addition, reorganization-related charges of $234.2 million were recorded. Fresh start adjustments totaling $719.1 million were recorded relating to the adjustment of assets and liabilities to fair market value as well as other miscellaneous fresh start adjustments of approximately $76.8 million. These fresh start adjustments were partially offset by the write-off of deferred gains on sale/leaseback transactions of $218.6 million. The Company recorded an extraordinary gain of approximately $3.6 billion resulting from the extinguishment of prepetition obligations, including the write-off of a deferred credit related to Eastern of approximately $1.1 billion.

During the third quarter of 1993, the Company recorded nonoperating charges totaling approximately $13.1 million related to the Company's termination of services to Australia and New Zealand and other expenses primarily related to the abandonment of airport facilities. Also included in passenger revenues is $75 million recorded as a result of completion of the Company's periodic evaluation of its air traffic liability account.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.
There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent public accountants during the registrant's two most recent fiscal years or any subsequent interim period.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on June 5, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on June 5, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on June 5, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on June 5, 1995.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements are included in Item 8. "Financial Statements and Supplementary Data.":

     Report of Independent Auditors
     Report of Independent Public Accountants
     Consolidated Statements of Operations for each of the Three Years in the
       Period Ended December 31, 1994
     Consolidated Balance Sheets as of December 31, 1994 and 1993 Consolidated Statements of Cash Flows for each of the Three Years in the
       Period Ended December 31, 1994
     Consolidated Statements of Redeemable and Nonredeemable Preferred
Stock
       and Common Stockholders' Equity (Deficit) for each of the Three
Years
       in the Period Ended December 31, 1994
     Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules:

     Report of Independent Auditors
     Schedule I    - Condensed Financial Information of Registrant (Parent
                     Company Only)
     Schedule II   - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

(c)  Reports on Form 8-K.

     None.

(d)  See accompanying Index to Exhibits.




                      REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 1994 and 1993, and for the year ended December 31, 1994 and the period from April 28, 1993 through December 31, 1993, and the consolidated statements of operations, redeemable and nonredeemable preferred stock and common stockholders' equity and cash flows for the period from January 1, 1993 through April 27, 1993 for Continental Airlines Holdings, Inc., and have issued our report thereon dated April 12, 1995 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules for these related periods listed in Item 14(b) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                      ERNST & YOUNG LLP


Houston, Texas
April 12, 1995

                        CONTINENTAL AIRLINES, INC.
                           (Parent Company Only)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENT OF OPERATIONS (a)(b)
                         (In thousands of dollars)


                                                          April 28, 1993
                                         Year ended           through
                                      December 31, 1994  December 31, 1993
Operating Revenues:
 Passenger. . . . . . . . . . . . . . .  $4,210,628         $2,954,485
 Cargo, mail and other. . . . . . . . .     411,452            298,078
                                          4,622,080          3,252,563

Operating Expenses:
 Wages, salaries and related costs. . .   1,346,841            873,889
 Rentals and landing fees . . . . . . .     746,640            465,671
 Aircraft fuel. . . . . . . . . . . . .     641,772            469,338
 Maintenance, materials and repairs . .     366,204            272,898
 Commissions. . . . . . . . . . . . . .     352,705            301,201
 Depreciation and amortization. . . . .     210,797            133,335
 Other. . . . . . . . . . . . . . . . .   1,041,541            624,627
                                          4,706,500          3,140,959

Operating Income (Loss) . . . . . . . .     (84,420)           111,604

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . .    (193,487)          (136,499)
 Interest income. . . . . . . . . . . .      20,002             15,638
 Interest income from subsidiaries. . .      12,235              4,991
 Nonrecurring charges . . . . . . . . .    (433,812)                 -
 Other, net . . . . . . . . . . . . . .       8,315             (6,996)
                                           (586,747)          (122,866)

Loss before Equity in Net Losses of
 Subsidiaries and Income Taxes. . . . .    (671,167)           (11,262)

Equity in Net Losses of
 Subsidiaries . . . . . . . . . . . . .     (14,801)           (26,158)

Income Tax Expense. . . . . . . . . . .      72,626             (1,129)

Net Loss. . . . . . . . . . . . . . . .  $ (613,342)        $  (38,549)









These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                        CONTINENTAL AIRLINES, INC.
                           (Parent Company Only)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED BALANCE SHEET (a)(b)
             (In thousands of dollars, except for share data)

                                                 December 31,  December
31,
             ASSETS                                  1994          1993

Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents of
  $118,732 and $102,439, respectively . . . . .  $  325,728    $  680,962
 Accounts receivable, net . . . . . . . . . . .     281,734       309,455
 Accounts receivable from subsidiaries, net . .      64,447             -
 Notes receivable from subsidiaries . . . . . .      97,825        46,221
 Spare parts and supplies, net. . . . . . . . .     119,796       136,522
 Prepayments and other. . . . . . . . . . . . .      70,369        70,707
  Total current assets. . . . . . . . . . . . .     959,899     1,243,867

Property and Equipment:
 Owned property and equipment, net of
  accumulated depreciation of $180,281 and
  $62,297, respectively . . . . . . . . . . . .   1,017,317     1,111,110

 Purchase deposits for flight equipment . . . .     166,052       166,984

 Capital leases, net of accumulated
   amortization of $58,169 and $19,291,
   respectively . . . . . . . . . . . . . . . .     311,299       329,473

   Total property and equipment . . . . . . . .   1,494,668     1,607,567

Other Assets:
 Routes, gates and slots, net of accumulated
  amortization of $73,041 and $29,730,
  respectively. . . . . . . . . . . . . . . . .   1,051,141     1,118,670
 Reorganization value in excess of amounts
  allocable to identifiable assets, net of
  accumulated amortization of $22,999 and
  $10,585, respectively . . . . . . . . . . . .     210,659       223,073
 Investment in subsidiaries . . . . . . . . . .     257,502       272,303
 Notes receivable from subsidiaries . . . . . .           -        56,875
 Other assets, net. . . . . . . . . . . . . . .      66,467        43,935
   Total other assets . . . . . . . . . . . . .   1,585,769     1,714,856

     Total Assets . . . . . . . . . . . . . . .  $4,040,336    $4,566,290







These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                        CONTINENTAL AIRLINES, INC.
                           (Parent Company Only)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED BALANCE SHEET (a)(b)
             (In thousands of dollars, except for share data)

                                                 December 31,  December
31,
  LIABILITIES AND STOCKHOLDERS' EQUITY               1994          1993

Current Liabilities:
 Debt and capital lease obligations
  in default. . . . . . . . . . . . . . . . . .  $  489,865    $        -
 Current maturities of long-term debt (c) . . .     108,620       160,250
 Current maturities of capital leases . . . . .      18,278        33,620
 Accounts payable . . . . . . . . . . . . . . .     548,258       472,762
 Accounts payable to subsidiaries, net. . . . .           -        10,795
 Air traffic liability. . . . . . . . . . . . .     551,810       590,994
 Accrued other liabilities. . . . . . . . . . .     492,885       459,602
  Total current liabilities . . . . . . . . . .   2,209,716     1,728,023

Long-Term Debt (c). . . . . . . . . . . . . . .     859,773     1,178,989

Capital Leases. . . . . . . . . . . . . . . . .     119,798       353,606

Deferred Credits and Other Long-Term
 Liabilities. . . . . . . . . . . . . . . . . .     694,759       538,210

Commitments and Contingencies (d)

Redeemable Preferred Stock (aggregate
 liquidation value - $55,966 and $50,497,
  respectively) (e) . . . . . . . . . . . . . .      52,606        46,916

Common Stockholders' Equity:
  Class A common stock - $.01 par, 50,000,000
   shares authorized; 6,301,056 shares and
   6,013,216 shares issued and outstanding
   at December 31, 1994 and 1993,
   respectively (e) . . . . . . . . . . . . . .          63            60
  Class B common stock - $.01 par,
   100,000,000 shares authorized;
   20,403,512 shares and 19,509,352 shares
   issued and outstanding at December 31,
   1994 and 1993, respectively (e). . . . . . .         204           195
  Additional paid-in capital. . . . . . . . . .     778,382       764,274
  Accumulated deficit . . . . . . . . . . . . .    (651,891)      (38,549)
  Unearned portion of restricted stock
   issued for future services . . . . . . . . .     (13,872)            -
  Additional minimum pension liability. . . . .      (6,549)       (5,434)
  Unrealized loss on marketable equity
   securities . . . . . . . . . . . . . . . . .      (2,218)            -
  Treasury stock - 30,000 shares in 1994. . . .        (435)            -
   Total common stockholders' equity. . . . . .     103,684       720,546
     Total Liabilities and Stockholders' Equity  $4,040,336    $4,566,290

These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                        CONTINENTAL AIRLINES, INC.
                           (Parent Company Only)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENT OF CASH FLOWS (a)(b)
                         (In thousands of dollars)


                                                          April 28, 1993
                                         Year ended           through
                                      December 31, 1994  December 31, 1993
Net cash provided (used) by
 operating activities . . . . . . . .     $(39,447)          $ 62,612

Cash Flows from Investing
 Activities:
  Proceeds from disposition of
   property, equipment and other
   assets . . . . . . . . . . . . . .       27,643                 94
 Capital expenditures . . . . . . . .      (99,826)          (217,059)
 Investment in America West . . . . .      (18,771)                 -
  Net cash used by investing
   activities . . . . . . . . . . . .      (90,954)          (216,965)

Cash Flows from Financing
 Activities:
  Proceeds from issuance of
   long-term debt, net. . . . . . . .       30,980             89,820
 Payments on long-term debt and
  capital lease obligations . . . . .     (255,813)          (108,578)
 Net proceeds from issuance of
  common stock. . . . . . . . . . . .            -            153,060
  Net cash provided (used) by
   financing activities . . . . . . .     (224,833)           134,302

Net Decrease in Cash and Cash
 Equivalents. . . . . . . . . . . . .     (355,234)           (20,051)

Cash and Cash Equivalents -
 Beginning of Period. . . . . . . . .      680,962            701,013

Cash and Cash Equivalents -
 End of Period. . . . . . . . . . . .     $325,728           $680,962











These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                            NOTES TO SCHEDULE I


(a) See Notes 1 and 2 to Notes to Consolidated Financial Statements for a discussion of Continental Airlines, Inc. (the "Company" or
     "Continental") liquidity and predecessor company's emergence from bankruptcy.

(b) The Condensed Financial Information of Registrant includes the accounts of Continental and its wholly owned subsidiary, Rubicon Indemnity, Ltd., a subsidiary formed for workers' compensation reinsurance purposes. This subsidiary has been included in Schedule I to properly reflect the parent company's workers' compensation liability.

(c) Continental's long-term debt (parent company only) was recorded at fair market value at April 27, 1993. The fair market value adjustment is amortized to interest expense over the life of the debt. See
     Note 5 to Notes to Consolidated Financial Statements. Long-term debt as of December 31, 1994 and 1993 is summarized as follows (in millions):

                                                          1994      1993
     Secured
      Notes payable to GE Capital, interest rates of
       8.64% to 12.0% and floating interest rates of
       LIBOR plus 4.0%, payable through 2005. . . . . . .$  439.4 $  443.1
      Notes payable, interest rates of 5.84% to 18.38%
       (imputed interest rates approximate stated
       interest rates), payable through 2005. . . . . . .  240.9     234.9
      Notes payable, interest rates of 6% to 12.25%
       (imputed interest rates of 7.86% to 9.9%),
       payable through 2008 . . . . . . . . . . . . . . .  278.2     332.5
      Floating rate notes, interest rates of prime
       plus 0.5% to 3.05%, LIBOR plus 0.75% to
        3.75% and Eurodollar plus 0.75%, payable
        through 2007. . . . . . . . . . . . . . . . . . .  148.9     159.1
      Other . . . . . . . . . . . . . . . . . . . . . . .   15.0      15.7

     Unsecured
      Notes payable, interest rates of 6.94% to 12%
       (imputed interest rates of 16.3% to 21.8%),
       payable through 2005 . . . . . . . . . . . . . . .  112.3     179.9
      Other . . . . . . . . . . . . . . . . . . . . . . .    7.6       0.6
                                                         1,242.3   1,365.8
      Less:  debt in default. . . . . . . . . . . . . . .  264.7         -
      Less:  current maturities . . . . . . . . . . . . .  108.6     160.3
      Less:  fair market value adjustment . . . . . . . .    9.2      26.5
      Total . . . . . . . . . . . . . . . . . . . . . . .$  859.8 $1,179.0

     Long-term debt maturities, excluding $9.2 million of non-cash fair market value adjustments, due over the next five years are as follows (in millions):

     Year ending December 31,
          1995. . . . . . . . . . . . . . . . . . . . . . .     $157.8
          1996. . . . . . . . . . . . . . . . . . . . . . .      144.2
          1997. . . . . . . . . . . . . . . . . . . . . . .      167.2
          1998. . . . . . . . . . . . . . . . . . . . . . .      142.4
          1999. . . . . . . . . . . . . . . . . . . . . . .      154.3

     The above maturities have not been adjusted to reflect the potential acceleration of certain obligations due to defaults under the loan agreements.

(d)  See Note 13 of Notes to Consolidated Financial Statements.

(e)  See Note 8 of Notes to Consolidated Financial Statements.

(f) See Note 6 of Notes to Consolidated Financial Statements for a discussion of operating lease obligations in default.

(g)  The Company has not paid dividends on its common stock.

On April 27, 1993, Continental adopted fresh start reporting in accordance with Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which resulted in adjustments to the Company's common stockholders' equity and the carrying values of assets and liabilities. Accordingly, the Parent Company only post-reorganization balance sheets and statements of operations have not been prepared on a consistent basis of accounting with the Parent Company only pre-reorganization balance sheet and statements of operations. See Note 3 of Notes to Consolidated Financial Statements.

                    CONTINENTAL AIRLINES HOLDINGS, INC.
                           (Parent Company Only)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONDENSED STATEMENT OF OPERATIONS (a)
                         (In thousands of dollars)


                                                 Predecessor Company
                                             Period from
                                              January 1,
                                             1993 through    Year ended
                                              April 27,     December 31,
                                                 1993           1992
Operating Revenues (lease revenue and
 management fees from subsidiaries) (a) . .   $   32,598     $ 101,554

Operating Expenses:
 Wages, salaries and related costs. . . . .          727         2,544
 Rentals. . . . . . . . . . . . . . . . . .       15,317        48,225
 Depreciation and amortization. . . . . . .        4,719        14,533
 Other. . . . . . . . . . . . . . . . . . .          676         3,112
                                                  21,439        68,414
Operating Income. . . . . . . . . . . . . .       11,159        33,140

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . . . .       (5,023)      (16,579)
 Gain (loss) on disposition of property,
  equipment and other assets, net . . . . .           (5)            1
 Eastern-related pension adjustments. . . .            -       114,547
 Eastern liquidation-related adjustments. .            -        17,250
 Reorganization items, net. . . . . . . . .     (134,287)        5,201
 Other, net . . . . . . . . . . . . . . . .          861         2,853
  Total nonoperating income (expense),
   net. . . . . . . . . . . . . . . . . . .     (138,454)      123,273

Income (Loss) Before Equity in Net Loss
 of Subsidiaries and Extraordinary Gain . .     (127,295)      156,413

Equity in Net Losses of Subsidiaries. . . .      837,625      (281,746)

Income (Loss) Before Extraordinary Gain . .      710,330      (125,333)

Extraordinary Gain. . . . . . . . . . . . .    1,929,808             -

Net Income (Loss) . . . . . . . . . . . . .   $2,640,138     $(125,333)





These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                    CONTINENTAL AIRLINES HOLDINGS, INC.
                           (Parent Company Only)
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       STATEMENTS OF CASH FLOWS (a)
                         (In thousands of dollars)


                                                 Predecessor Company
                                             Period from
                                              January 1,
                                             1993 through    Year ended
                                              April 27,     December 31,
                                                 1993           1992
Net cash provided by operating
 activities . . . . . . . . . . . . . . . .     $  121       $   2,439

Cash Flows from Investing Activities:
 Proceeds from disposition of property
  and equipment . . . . . . . . . . . . . .          -               -
 Capital expenditures . . . . . . . . . . .         (4)             (5)
 Cash received from affiliates. . . . . . .          -              39
 Other. . . . . . . . . . . . . . . . . . .          -             974
  Net cash provided by investing
   activities . . . . . . . . . . . . . . .         (4)          1,008

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net . . . . . . . . . . . . . . . .          -            (188)
 Payments on long-term debt and capital
  lease obligations . . . . . . . . . . . .       (442)        (13,487)

Net cash used by financing activities . . .       (442)        (13,675)

Net increase (decrease) in cash and cash
 equivalents. . . . . . . . . . . . . . . .       (325)        (10,228)

Cash and Cash Equivalents - Beginning of
 Period . . . . . . . . . . . . . . . . . .      9,182          19,410

Cash and Cash Equivalents - End of Period .     $8,857       $   9,182










These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

(a) The Condensed Financial Information of Registrant includes the accounts of Continental Airlines Holdings, Inc. ("Holdings") and certain special purpose subsidiaries (together, "CTA"), primarily formed to provide fuel purchasing services to Holdings' airline subsidiaries and to finance aircraft leased to Continental.

(b)  Prepetition long-term debt for CTA totaling approximately
     $312.9 million at December 31, 1992 was included in Estimated Liabilities Subject to Chapter 11 Reorganization Proceedings. Pursuant to the Reorganization and the PBGC Settlement, the PBGC receives the equity interest in all of CTA's debt-owned aircraft with the debt totaling approximately $135.2 million. Therefore, scheduled maturities for long-term debt of CTA are immaterial.

(c)  CTA did not pay dividends on its common stock in 1992.


                CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           For the Years Ended December 31, 1994, 1993, and 1992
                         (In thousands of dollars)





                                         Allowance
                                        for Doubtful     Allowance for
                                         Receivables     Obsolescence
     Balance, December 31, 1991 . . .    $51,450           $65,643

       Additions charged to expense .     23,214            12,978
       Deductions from reserve. . . .    (25,844)             (341)
       Other. . . . . . . . . . . . .       (181)            1,770

     Balance, December 31, 1992 . . .     48,639            80,050

       Additions charged to expense .     19,283             9,890
       Deductions from reserve. . . .    (32,190)           (1,946)
       Other. . . . . . . . . . . . .       (686)          (83,373) (a)

     Balance, December 31, 1993 . . .     35,046             4,621

       Additions charged to expense .     24,913            32,294
       Deductions from reserve. . . .    (21,204)             (739)
       Other. . . . . . . . . . . . .       (946)              149

     Balance, December 31, 1994 . . .    $37,809           $36,325

(a) Primarily represents fresh start adjustments in accordance with SOP 90-7.




                             INDEX TO EXHIBITS
                                    OF
                        CONTINENTAL AIRLINES, INC.


2.1       Revised Third Amended Disclosure Statement Pursuant to
          Section 1125 of the Bankruptcy Code with Respect to Debtors' Revised Second Amended Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code, as filed with the Bankruptcy Court on January 13, 1993 -- incorporated by reference from Exhibit 2.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 1992 (File no. 0-09781) (the
          "1992 10-K").

2.2 Modification of Debtors' Revised Second Amended Joint Plan of Reorganization dated March 12, 1993 -- incorporated by reference to Exhibit 2.2 to Continental's Current Report on Form 8-K, dated April 16, 1993 (the "April 8-K").

2.3 Second Modification of Debtors' Revised Second Amended Joint Plan of Reorganization, dated April 8, 1993 -- incorporated by reference to Exhibit 2.3 to the April 8-K.

2.4 Third Modification of Debtors' Revised Second Amended Joint Plan of Reorganization, dated April 15, 1993 -- incorporated by reference to Exhibit 2.4 to the April 8-K.

2.5 Confirmation Order, dated April 16, 1993 -- incorporated by reference to Exhibit 2.5 to the April 8-K.

3.1 Restated Certificate of Incorporation of Continental -- incorporated by reference to Exhibit 4.1 to the April 8-K.

3.2       By-laws of Continental -- incorporated by reference to
          Exhibit 4.4 to the April 8-K.

4.1 Specimen Class B Common Stock Certificates of the Company -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").

4.2 Certificate of Designation of 12% Cumulative Preferred Stock -- incorporated by reference to Exhibit 4.2 to the April 8-K.

4.3 Certificate of Designation of 8% Cumulative Preferred Stock -- incorporated by reference to Exhibit 4.3 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

4.4 Certificate of Correction to Certificate of Designation of 8% Cumulative Preferred Stock -- incorporated by reference to
          Exhibit 4.4 to the 1993 S-1.

4.5 Subscription and Stockholders' Agreement - incorporated by reference to Exhibit 4.5 to the April 8-K.

4.6 Registration Rights Agreement dated as of April 27, 1993, among Continental, Air Partners and Air Canada -- incorporated by reference to Exhibit 4.6 to the April 8-K.

4.7 Warrant Agreement dated as of April 27, 1993, between Continental and Continental as warrant agent -- incorporated by reference to
          Exhibit 4.7 to the April 8-K.

4.8 Loan Agreement dated as of April 27, 1993, among Continental Micronesia, Air Micronesia, Inc. and GE Capital -- incorporated by reference to Exhibit 4.8 to the April 8-K.

4.8(a) Waiver, Consent and Amendment to CMI Loan Agreement, dated as of March 30, 1995, among CMI, Air Micronesia, Inc. and GE Capital -- filed herewith. (2)

4.9 Loan Agreements dated as of April 27, 1993, between ASATT Corp. and Continental -- incorporated by reference to Exhibit 4.9 to the April 8-K.

4.9(a) Waiver, Consent and Amendment to Series B-1 Loan Agreement, dated as of March 30, 1995, between Continental and Global Project & Structured Finance Corporation (successor by merger to ASATT Corp.) -- filed herewith. (2)

4.9(b) Waiver, Consent and Amendment to Series B-2 Loan Agreement, dated as of March 30, 1995, between Continental and Global Project & Structured Finance Corporation (successor by merger to ASATT Corp.) -- filed herewith. (2)

4.10 Loan Agreement dated as of April 27, 1993, between Continental and General Electric Company, individually and as agent -- incorporated by reference to Exhibit 4.10 to the 1993 S-1.

4.10(a) Waiver, Consent and Amendment to Consolidation Loan Agreement, dated as of March 30, 1995, between Continental and General Electric Company, individually and as agent -- filed herewith.
          (2)

4.11 Master Restructuring Agreement, dated as of March 30, 1995, between Continental and GE Capital -- filed herewith. (2)

4.12 Agreement by Continental to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4) of Regulation S-K -- incorporated by reference to Exhibit 4.11 to the 1993 S-1.

10.1 Master Agreement among Continental, System One and EDS, Continental Services Agreement between Continental and EDS, CRS Services Agreement between System One and EDS, and ASD Services and Acquisition Agreement between System One and EDS, each dated as of May 1, 1991 -- incorporated by reference to Exhibit 10.1 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. (1)

10.2 Litigation Settlement Agreement, dated as of August 31, 1992, among the Pension Benefit Guaranty Corporation and, jointly and severally, each of the debtors (as defined) -- incorporated by reference to Exhibit 10.10 to the 1992 10-K.

10.3 Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey and People Express Airlines, Inc., regarding Terminal C (the "Terminal C Lease") -- incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K of People Express Airlines, Inc. for the year ended December 31, 1984.

10.4 Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and Continental -- incorporated by reference to Exhibit 10.2 to Continental's Annual Report on Form 10-K for the year ended December 31, 1987 (the "1987 10-K").

10.5 Supplemental Agreements Nos. 1 through 6 to the Terminal C Lease -- incorporated by reference to Exhibit 10.3 to the Continental 1987 10-K.

10.6 Supplemental Agreement No. 7 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K for the year ended December 31, 1988.

10.7 Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.8(a)* Employment Agreement between the Company and Robert Ferguson -- incorporated by reference to Exhibit 10.11(a) to the 1993 S-1.

10.8(b)* Termination Agreement between the Company and Robert Ferguson -- filed herewith.

10.8(c)* Employment Agreement between the Company and Charles Goolsbee -- incorporated by reference to Exhibit 10.11(b) to the 1993 S-1.

10.8(d)*  Memorandum of Agreement between the Company and Charles
          Goolsbee -- filed herewith.

10.8(e)* Employment Agreement between the Company and Gordon Bethune -- filed herewith.

10.8(f)* Employment Agreement between the Company and Daniel Garton -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "1994 Third Quarter 10-Q").

10.8(g)* Employment Agreement between the Company and John Luth -- incorporated by reference to Exhibit 10.3 to the 1994 Third Quarter 10-Q.

10.8(h)* Letter Agreement between the Company and John Luth -- filed herewith.

10.8(i)* Employment Agreement between the Company and Donald Valentine -- filed herewith.

10.9* Continental Airlines, Inc. 1994 Incentive Equity Plan -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.10     Not used.

10.11 Purchase Agreement No. 1782, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 737-524 aircraft -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the "June 10-Q"). (1)

10.11(a) Supplemental Agreement No. 6 to Purchase Agreement No. 1782 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 737-524 aircraft -- filed herewith. (2)

10.12 Purchase Agreement No. 1783, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 757-224 aircraft -- incorporated by reference to Exhibit 10.2 to the June 10-Q. (1)

10.12(a) Supplemental Agreement No. 4 to Purchase Agreement No. 1783 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 757-224 aircraft -- filed herewith. (2)

10.13 Purchase Agreement No. 1784, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 767-324ER aircraft -- incorporated by reference to Exhibit 10.3 to the June 10-Q. (1)

10.13(a) Supplemental Agreement No. 3 to Purchase Agreement No. 1784 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 767-324ER aircraft -- filed herewith. (2)

10.14 Purchase Agreement No. 1785, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 777-224 aircraft -- incorporated by reference to Exhibit 10.4 to the June 10-Q. (1)

10.14(a) Supplemental Agreement No. 3 to Purchase Agreement No. 1785 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 777-224 aircraft -- filed herewith. (2)

10.15 Lease Agreement dated as of May 1992 between the City and County of Denver, Colorado and Continental regarding Denver
          International Airport   --  incorporated by reference to
          Exhibit 10.17 to the 1993 S-1.

10.15(a) Supplemental Lease Agreement, including an exhibit thereto, dated as of April 3, 1995 between the City and County of Denver, Colorado and Continental and United Air Lines, Inc. regarding Denver International Airport -- filed herewith.

10.16 Stock Subscription Warrant of Continental Micronesia granted to United Micronesia Development Association, Inc. -- incorporated by reference to Exhibit 10.18 to the 1993 S-1.

10.17 Lease Agreement, as amended and supplemented, between the Company and the City of Houston, Texas regarding Terminal C of Houston Intercontinental Airport -- incorporated by reference to
          Exhibit 10.5 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "September 10-Q").

10.18 Agreement and Lease dated as of May 1987, as supplemented, between the City of Cleveland, Ohio and Continental regarding Cleveland Hopkins International Airport -- incorporated by reference to Exhibit 10.6 to the September 10-Q.

10.19 Third Revised Investment Agreement dated April 21, 1994 between America West Airlines, Inc. and AmWest Partners, L.P. -- incorporated by reference to Exhibit 1 to the August 25, 1994
          Schedule 13D.

22.1 List of Subsidiaries of Continental -- incorporated by reference to Exhibit 22.1 to the 1993 S-1.

23.1      Consent of Ernst & Young LLP -- filed herewith.

23.2      Consent of Arthur Andersen LLP -- filed herewith.

25.1 Powers of attorney executed by certain directors and officers of Continental -- filed herewith.

27.1      Financial Data Schedule -- filed herewith.

__________

*These exhibits relate to management contracts or compensatory plans or arrangements.

(1) The Commission has granted confidential treatment for a portion of this agreement.
(2) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONTINENTAL AIRLINES, INC.


                                        By /s/ DANIEL P. GARTON
                                           Daniel P. Garton
                                           Senior Vice President and
                                           Chief Financial Officer

Date:  April 12, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                   Capacity              Date

  (i)  Principal Executive Officer:


       GORDON M. BETHUNE*        President,                April 12, 1995
       Gordon M. Bethune         Chief Executive Officer
                                 and Director


 (ii)  Principal Financial Officer:


       /s/ DANIEL P. GARTON      Senior Vice President     April 12, 1995
       Daniel P. Garton          and Chief Financial
                                 Officer


(iii)  Principal Accounting Officer:


       /s/ MICHAEL P. BONDS      Staff Vice President      April 12, 1995
       Michael P.  Bonds         and Controller


 (iv)  A Majority of the Directors:


       THOMAS J. BARRACK, JR.*   Director                  April 12, 1995
       Thomas J. Barrack, Jr.


       DAVID BONDERMAN*          Director and              April 12, 1995
       David Bonderman           Chairman of the Board

       JOEL H. COWAN*            Director                  April 12, 1995
       Joel H. Cowan


       PATRICK FOLEY*            Director                  April 12, 1995
       Patrick Foley


       ROWLAND C. FRAZEE*        Director                  April 12, 1995
       Rowland C. Frazee


       HOLLIS L. HARRIS*         Director                  April 12, 1995
       Hollis L. Harris


       ROBERT L. LUMPKINS*       Director                  April 12, 1995
       Robert L. Lumpkins


       DOUGLAS McCORKINDALE*     Director                  April 12, 1995
       Douglas McCorkindale


       DAVID E. MITCHELL, O.C.*  Director                  April 12, 1995
       David E. Mitchell, O.C.


       RICHARD W. POGUE*         Director                  April 12, 1995
       Richard W. Pogue


       WILLIAM S. PRICE*         Director                  April 12, 1995
       William Price


       DONALD L. STURM*          Director                  April 12, 1995
       Donald L. Sturm


       CLAUDE I. TAYLOR, O.C.*   Director                  April 12, 1995
       Claude I. Taylor, O.C.


       KAREN HASTIE WILLIAMS*    Director                  April 12, 1995
       Karen Hastie Williams


       CHARLES A. YAMARONE*      Director                  April 12, 1995
       Charles A. Yamarone


       *By /s/ Daniel P. Garton
           Daniel P. Garton
           Attorney-in-Fact
           April 12, 1995