Form 10-K/A
period 1994-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1995-05-12
CIK 319687

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $188.2 million as of March 31, 1995.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes    X     No

                              _______________

    As of March 31, 1995, 6,301,056 shares of Class A Common Stock and 20,471,581 shares of Class B Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    Proxy Statement for Annual Meeting
          of Stockholders to be held on June 5, 1995:   PART III


Item 8. The consolidated balance sheets are amended and restated in their entirety as follows:

                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands of dollars, except for share data)

                                              December 31,     December 31,
             ASSETS                               1994             1993

Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents of
  $118,732 and $102,439, respectively . . . . $  396,298       $  721,038
 Accounts receivable, net of allowance for
  doubtful receivables of $37,809 and
  $35,046, respectively . . . . . . . . . . .    375,621          334,828
 Spare parts and supplies, net of allowance
  for obsolescence of $36,325 and $4,621,
  respectively. . . . . . . . . . . . . . . .    141,781          161,856
 Prepayments and other. . . . . . . . . . . .     76,260           79,404
  Total current assets. . . . . . . . . . . .    989,960        1,297,126



Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . . . .  1,004,337          951,881
  Other . . . . . . . . . . . . . . . . . . .    281,605          284,362
                                               1,285,942        1,236,243
  Less:  Accumulated depreciation . . . . . .    207,206           69,022
                                               1,078,736        1,167,221

 Purchase deposits for flight equipment . . .    166,052          166,984


 Capital leases:
  Flight equipment. . . . . . . . . . . . . .    400,037          394,236
  Other . . . . . . . . . . . . . . . . . . .     17,045            2,142
                                                 417,082          396,378
  Less:  Accumulated amortization . . . . . .     69,103           23,838
                                                 347,979          372,540
  Total property and equipment. . . . . . . .  1,592,767        1,706,745



Other Assets:
 Routes, gates and slots, net of accumulated
  amortization of $96,642 and $39,241,
  respectively. . . . . . . . . . . . . . . .  1,591,140        1,672,759
 Reorganization value in excess of amounts
  allocable to identifiable assets, net of
  accumulated amortization of $31,197 and
  $13,838, respectively . . . . . . . . . . .    318,206          335,565
 Other assets, net. . . . . . . . . . . . . .    109,109           86,301


  Total other assets. . . . . . . . . . . . .  2,018,455        2,094,625



    Total Assets. . . . . . . . . . . . . . . $4,601,182       $5,098,496

                                                   (continued on next page)


                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands of dollars, except for share data)

                                                December 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994           1993

Current Liabilities:
 Debt and capital lease obligations in default.  $  489,865     $        -
 Current maturities of long-term debt . . . . .     126,186        176,228
 Current maturities of capital leases . . . . .      25,788         40,556
 Accounts payable . . . . . . . . . . . . . . .     629,939        566,268
 Air traffic liability. . . . . . . . . . . . .     584,108        590,994
 Accrued payroll and pensions . . . . . . . . .     178,648        167,859
 Accrued other liabilities. . . . . . . . . . .     373,273        364,204
  Total current liabilities . . . . . . . . . .   2,407,807      1,906,109

Long-Term Debt. . . . . . . . . . . . . . . . .   1,038,165      1,369,885

Capital Leases. . . . . . . . . . . . . . . . .     164,349        405,387

Deferred Credits and Other Long-Term
 Liabilities:
  Deferred income taxes . . . . . . . . . . . .      28,100         50,767
  Deferred credit - operating leases. . . . . .     137,606        288,556
  Accruals for aircraft retirements and
    excess facilities . . . . . . . . . . . . .     391,947              -
  Other . . . . . . . . . . . . . . . . . . . .     251,118        288,395
   Total deferred credits and other
    long-term liabilities . . . . . . . . . . .     808,771        627,718

Commitments and Contingencies

Minority Interest . . . . . . . . . . . . . . .      25,800         21,935

Redeemable Preferred Stock (aggregate
 redemption value - $55,966 and $50,497,
 respectively). . . . . . . . . . . . . . . . .      52,606         46,916

Common Stockholders' Equity:
  Class A common stock - $.01 par, 50,000,000
   shares authorized; 6,301,056 shares and
   6,013,216 shares issued and outstanding at
   December 31, 1994 and 1993, respectively . .          63             60
  Class B common stock - $.01 par, 100,000,000
   shares authorized; 20,403,512 shares and
   19,509,352 shares issued at December 31,
   1994 and 1993, respectively. . . . . . . . .         204            195
  Additional paid-in capital. . . . . . . . . .     778,382        764,274
  Accumulated deficit . . . . . . . . . . . . .    (651,891)       (38,549)
  Unearned portion of restricted stock issued
   for future service . . . . . . . . . . . . .     (13,872)             -
  Additional minimum pension liability. . . . .      (6,549)        (5,434)
  Unrealized loss on marketable equity
   securities . . . . . . . . . . . . . . . . .      (2,218)             -
  Treasury stock - 30,000 shares in 1994. . . .        (435)             -
   Total common stockholders' equity. . . . . .     103,684        720,546
    Total Liabilities and
     Stockholders' Equity . . . . . . . . . . .  $4,601,182     $5,098,496

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Item 8.  Note 4.  Summary of Significant Accounting Policies.  Earnings
         (Loss) per Share is amended and restated in its entirety as follows:

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(l)  Earnings (Loss) per Share -

     Earnings (loss) per common share computations are based upon earnings
     (loss) applicable to common shares and the average number of shares of common stock and dilutive common stock equivalents (stock options, warrants and restricted stock) outstanding. The number of shares used in the computation for the year ended December 31, 1994 and the period April 28, 1993 through December 31, 1993 was 26,053,527 and 18,022,918, respectively. Preferred stock dividend requirements (including additional dividends on unpaid dividends) and accretion to redemption value on preferred stock increased the net loss for this computation by approximately $5.7 million and $3.5 million for the year ended December 31, 1994 and for the period April 28, 1993 through December 31, 1993, respectively. On the Effective Date, all of the outstanding common and preferred stock of Holdings was cancelled. Information regarding the earnings (loss) per share computation relating to the pre-reorganization stock is not comparable with data provided for Class A and Class B and is therefore not included.
Item 14. (b)   Schedule I.  Condensed Balance Sheet is amended and restated
               in its entirety as follows:

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
   20,403,512 shares and 19,509,352 shares
   issued at December 31, 1994 and 1993,
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

                                       CONTINENTAL AIRLINES, INC.

                                                 (Registrant)





Date:  May 12, 1995                by: /s/ Jeffery A. Smisek

                                       Jeffery A. Smisek
                                       Senior Vice President,
                                       General Counsel and Secretary
                                       (On behalf of Registrant)