Form 10-Q
period 1995-03-31
CONTINENTAL AIRLINES INC /DE/
filed 1995-05-12
CIK 319687

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes  X    No _____
                              _______________

As of April 30, 1995, 6,301,056 shares of Class A common stock and 20,636,065 shares of Class B common stock were outstanding.


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands of dollars, except per share data)

                                               Three Months   Three Months
                                                   Ended         Ended
                                                 March 31,      March 31,
                                                   1995           1994
                                                (Unaudited)   (Unaudited)
Operating Revenues:
 Passenger. . . . . . . . . . . . . . . . . . .  $1,239,913    $1,205,463
 Cargo, mail and other. . . . . . . . . . . . .     168,430       151,036
                                                  1,408,343     1,356,499

Operating Expenses:
 Wages, salaries and related costs. . . . . . .     366,088       372,814
 Rentals and landing fees . . . . . . . . . . .     215,019       204,539
 Aircraft fuel. . . . . . . . . . . . . . . . .     168,473       174,567
 Commissions. . . . . . . . . . . . . . . . . .     119,172       121,229
 Maintenance, materials and repairs . . . . . .      97,438       135,024
 Depreciation and amortization. . . . . . . . .      63,904        61,848
 Other. . . . . . . . . . . . . . . . . . . . .     350,735       341,677
                                                  1,380,829     1,411,698
Operating Income (Loss) . . . . . . . . . . . .      27,514       (55,199)

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . . . . . .     (53,367)      (62,483)
 Interest capitalized . . . . . . . . . . . . .       1,145         3,116
 Interest income. . . . . . . . . . . . . . . .       5,564         5,379
 Gain on disposition of property,
  equipment and other assets, net . . . . . . .         768         2,705
 Other, net . . . . . . . . . . . . . . . . . .     (10,026)       (7,152)
                                                    (55,916)      (58,435)

Loss before Income Taxes and Minority Interest.     (28,402)     (113,634)
Income Tax Benefit. . . . . . . . . . . . . . .           -        42,847
Loss before Minority Interest . . . . . . . . .     (28,402)      (70,787)
Minority Interest . . . . . . . . . . . . . . .      (1,754)         (795)
Net Loss. . . . . . . . . . . . . . . . . . . .     (30,156)      (71,582)
Preferred Dividend Requirements and
 Accretion to Liquidation Value . . . . . . . .      (1,514)       (1,364)
Loss Applicable to Common Shares. . . . . . . .  $  (31,670)   $  (72,946)

Primary and Fully Diluted Loss per
 Common Share . . . . . . . . . . . . . . . . .  $    (1.21)   $    (2.86)





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                               March 31,     December 31,
             ASSETS                              1995            1994
                                              (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents of
  $115,153 and $118,732, respectively . . . . $  416,767     $  396,298
 Accounts receivable, net . . . . . . . . . .    446,110        375,621
 Spare parts and supplies, net. . . . . . . .    140,988        141,781
 Prepayments and other. . . . . . . . . . . .     75,064         76,260
  Total current assets. . . . . . . . . . . .  1,078,929        989,960

Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . . . .  1,014,989      1,004,337
  Other . . . . . . . . . . . . . . . . . . .    290,364        281,605
                                               1,305,353      1,285,942
  Less:  Accumulated depreciation . . . . . .    232,876        207,206
                                               1,072,477      1,078,736

 Purchase deposits for flight equipment . . .    107,732        166,052

 Capital leases:
  Flight equipment. . . . . . . . . . . . . .    399,941        400,037
  Other . . . . . . . . . . . . . . . . . . .     26,493         17,045
                                                 426,434        417,082
  Less:  Accumulated amortization . . . . . .     81,800         69,103
                                                 344,634        347,979
   Total property and equipment . . . . . . .  1,524,843      1,592,767

Other Assets:
 Routes, gates and slots, net . . . . . . . .  1,576,469      1,591,140
 Reorganization value in excess of amounts
  allocable to identifiable assets, net . . .    313,867        318,206
 Other assets, net. . . . . . . . . . . . . .    111,112        109,109

   Total other assets . . . . . . . . . . . .  2,001,448      2,018,455

     Total Assets . . . . . . . . . . . . . . $4,605,220     $4,601,182










                                                   (continued on next page)


                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
             (In thousands of dollars, except for share data)

                                                 March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1995           1994
                                                (Unaudited)
Current Liabilities:
 Debt and capital lease obligations in default.  $  616,403    $  489,865
 Current maturities of long-term debt . . . . .      88,897       126,186
 Current maturities of capital leases . . . . .      24,638        25,788
 Accounts payable . . . . . . . . . . . . . . .     604,514       629,939
 Air traffic liability. . . . . . . . . . . . .     653,844       584,108
 Accrued payroll and pensions . . . . . . . . .     168,059       178,648
 Accrued other liabilities. . . . . . . . . . .     382,311       373,273
  Total current liabilities . . . . . . . . . .   2,538,666     2,407,807

Long-Term Debt. . . . . . . . . . . . . . . . .     939,957     1,038,165

Capital Leases. . . . . . . . . . . . . . . . .     166,501       164,349

Deferred Credits and Other Long-Term
 Liabilities:
  Deferred income taxes . . . . . . . . . . . .      28,100        28,100
  Deferred credit - operating leases. . . . . .     131,121       137,606
  Accruals for aircraft retirements and
   excess facilities. . . . . . . . . . . . . .     391,298       391,947
  Other . . . . . . . . . . . . . . . . . . . .     251,682       251,118
   Total deferred credits and other
    long-term liabilities . . . . . . . . . . .     802,201       808,771

Commitments and Contingencies

Minority Interest . . . . . . . . . . . . . . .      27,554        25,800

Redeemable Preferred Stock (aggregate
 redemption value - $57,420 and $55,966,
 respectively). . . . . . . . . . . . . . . . .      54,120        52,606

Common Stockholders' Equity:
 Class A common stock - $.01 par, 50,000,000
  shares authorized; 6,301,056 shares
  issued and outstanding. . . . . . . . . . . .          63            63
 Class B common stock - $.01 par, 100,000,000
  shares authorized; 20,521,581 and 20,403,512
  shares issued . . . . . . . . . . . . . . . .         205           204
 Additional paid-in capital . . . . . . . . . .     777,764       778,382
 Accumulated deficit. . . . . . . . . . . . . .    (682,047)     (651,891)
 Unvested portion of restricted stock . . . . .     (12,553)      (13,872)
 Additional minimum pension liability . . . . .      (6,549)       (6,549)
 Unrealized loss on marketable equity
  securities. . . . . . . . . . . . . . . . . .         (45)       (2,218)
 Treasury stock - 50,000 and 30,000 shares. . .        (617)         (435)
   Total common stockholders' equity. . . . . .      76,221       103,684
    Total Liabilities and Stockholders' Equity.  $4,605,220    $4,601,182

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        CONTINENTAL AIRLINES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)

                                               Three Months   Three Months
                                                   Ended         Ended
                                                 March 31,      March 31,
                                                   1995           1994
                                                (Unaudited)   (Unaudited)
Net Cash Provided by Operating Activities . . .   $ 52,136      $ 11,169

Cash Flows from Investing Activities:
 Proceeds from disposition of property,
  equipment and other assets. . . . . . . . . .      2,870         2,115
 Capital expenditures . . . . . . . . . . . . .    (18,368)      (68,569)
 Purchase deposits refunded . . . . . . . . . .     29,613             -
  Net cash provided (used) by investing
   activities . . . . . . . . . . . . . . . . .     14,115       (66,454)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt, net.      5,694         9,713
 Payments on long-term debt and capital lease
  obligations . . . . . . . . . . . . . . . . .    (52,620)      (52,348)
 Proceeds from issuance of common stock . . . .      1,144             -
  Net cash used by financing activities . . . .    (45,782)      (42,635)

Net Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . . . . .     20,469       (97,920)

Cash and Cash Equivalents-Beginning of Period .    396,298       721,038

Cash and Cash Equivalents-End of Period . . . .   $416,767      $623,118

Supplemental Cash Flow Information:
 Interest paid. . . . . . . . . . . . . . . . .   $ 29,794      $ 41,817

Financing Activities Not Affecting Cash:
 Reclassification of accrued rent and interest
  to long-term debt . . . . . . . . . . . . . .   $  8,678      $ 13,526
 Capital lease obligations incurred . . . . . .   $  8,415      $  1,209
 Property and equipment acquired through the
  issuance of debt. . . . . . . . . . . . . . .   $      -      $  7,031
 Financed purchase deposits for flight
  equipment . . . . . . . . . . . . . . . . . .   $      -      $  8,509
 Return of financed purchase deposits . . . . .   $ 10,028      $      -
 Reclassification of accrued management fees
  to long-term debt . . . . . . . . . . . . . .   $ 21,304      $      -






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        CONTINENTAL AIRLINES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


In the opinion of management, the unaudited financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior year's financial statements to conform to the 1995 presentation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 1994.

NOTE 1 - LIQUIDITY

Continental is continuing negotiations with certain creditors and lessors regarding the modification of contractual obligations. Certain long-term debt and capital lease obligations were in default or cross default as of May 11, 1995. In accordance with generally accepted accounting principles, such defaulted obligations have been classified as current liabilities as of March 31, 1995. However, the Company does not believe it probable that it will be required to fund such defaulted obligations in the next
12 months. In addition, certain operating leases were in default or cross default as of May 11, 1995. The Company received a notice of lease termination dated April 18, 1995 from one lessor relating to one A300 aircraft, and such lessor sued the Company and certain other persons on May 2, 1995. The notice of lease termination resulted in additional cross defaults as of March 31, 1995. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share computations are based upon earnings
(loss) applicable to common shares and the average number of shares of common stock and dilutive common stock equivalents (stock options, warrants and restricted stock) outstanding. The number of shares used in the computations for the three months ended March 31, 1995 and March 31, 1994 was 26,330,102 and 25,522,568, respectively. Preferred stock dividend requirements (including additional dividends on unpaid dividends) and accretion to redemption value on preferred stock increased the net loss for this computation by approximately $1.5 million and $1.4 million for the three months ended March 31, 1995 and 1994, respectively.

NOTE 3 - PREFERRED STOCK

As of March 31, 1995 and December 31, 1994, the Company had approximately $10.3 million and $8.9 million, respectively, of dividends on its preferred stock in arrears. The Company has agreed with its principal lender to cause dividends payable on such preferred stock during the period from March 1, 1995 to February 28, 1997 to be paid only in additional shares of such preferred stock.

NOTE 4 - INCOME TAXES

A provision (benefit) was not recorded for the three months ended March 31, 1995 due to the fact that utilization of the net operating loss for the period is not assured. The income tax benefit for the three months ended March 31, 1994 is based on the estimated annual effective tax rate which differs from the federal statutory rate of 35%, principally due to state income taxes and certain nondeductible expenses.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Denver. In 1992, the Company agreed to lease (i) 20 gates at the new Denver International Airport ("DIA") for a period of five years from the date DIA opened, (ii) four of such gates for an additional five years and
(iii) a substantial amount of operational space in connection with the gates and for the terms set forth in the agreement. During 1994, the Company significantly reduced its Denver operations. The City and County of Denver (the "City") filed a complaint on February 22, 1995 against the Company in the United States District Court for the District of Colorado seeking a determination that the Company materially breached and repudiated the lease and a March 1994 agreement to pay certain costs associated with the delays in opening DIA. In addition, the City sought a judgment declaring the City's rights and the Company's obligations and the award of an injunction that the Company perform such obligations. The City also sought attorneys fees and costs relating to its suit.

The Company, the City and certain other parties have entered into an agreement ("Settlement") that was approved by the Denver City Council on April 10, 1995. The Settlement provides for the release of certain claims and the settlement of certain litigation filed by the City against the Company and reduces (i) the full term of the lease to five years, subject to certain rights of renewal granted to Continental, (ii) the number of gates leased from 20 to 10 and (iii) the amount of leased operational and other space by approximately 70%. The reduced gates and operational space exceed Continental's current needs at the airport, and the Company is negotiating with America West Airlines, Inc. and Frontier Airlines, Inc. to sublease up to five of its remaining gates and certain operational space. The Company will attempt to sublease additional facilities and operational space as well. To the extent Continental is able to sublease any of its gates and operational space, its costs under the lease will be reduced.

The Settlement may still be challenged by certain parties, including by other air carriers, and the Company cannot predict what the outcome of any such challenge will be. Certain air carriers have challenged the Settlement, taking the position that less than the required number of carriers have approved the changes to the airline rates and charges methodology at DIA that result from the Settlement. In the event the Settlement of the suit is successfully challenged, the Company believes it has defenses against the City, as well as claims against the City that justify rescission of the lease or, if rescission were not awarded by the court, a substantial reduction in the Company's obligations thereunder. Nevertheless, failure to implement the Settlement could reduce or eliminate the Company's estimated savings at DIA.

NOTE 6 - SUBSEQUENT EVENT

Continental CRS Interests, Inc. In 1991, System One Information Management, Inc. ("System One"), a wholly owned subsidiary of the Company, signed a 10-year systems management agreement with Electronic Data Systems Corporation ("EDS"). The agreement provided for EDS to manage the data processing and telecommunications facilities and services used by System One.

Effective April 27, 1995, Continental and System One completed a series of transactions whereby the existing systems management agreement between System One and EDS was terminated and a substantial portion of the assets (including the travel agent subscriber base and travel-related information management products and services ("IMS") software) and certain liabilities of System One were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). In connection with these transactions, System One changed its name to Continental CRS
Interests, Inc. ("CRS Interests").   LLC is owned equally by CRS Interests,
a subsidiary of Continental, EDS and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. The transaction resulted in CRS Interests retaining a one-third interest in LLC, receiving cash proceeds of approximately $40 million and receiving a 12.4% equity interest in Amadeus. LLC will market the AMADEUS CRS and will continue to develop, market and distribute travel-related IMS. The Company anticipates that it will recognize a substantial gain relating to the transaction in the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An analysis of statistical information for Continental's jet operations is as follows:

                                       Three Months Ended        Net
                                             March 31,        Increase/
                                        1995        1994      (Decrease)
Revenue passengers (thousands). . . .   9,141       9,348       (2.2) %
Revenue passenger miles
 (millions) (a) . . . . . . . . . . .   9,561       9,303        2.8  %
Available seat miles (millions) (b) .  16,003      15,284        4.7  %
Passenger load factor (c) . . . . . .    59.7%       60.9%      (1.2) pts.
Breakeven passenger load factor (d) .    58.2%       63.1%      (4.9) pts.
Passenger revenue per available
  seat mile (cents) (e) . . . . . . .    7.37        7.42       (0.7) %
Operating cost per available seat
  mile (cents) (f). . . . . . . . . .    7.90        8.38       (5.7) %
Average yield per revenue
  passenger mile (cents) (g). . . . .   12.34       12.19        1.2  %
Average fare per revenue passenger. . $129.10     $121.33        6.4  %
Average length of aircraft
  flight (miles). . . . . . . . . . .     803         764        5.1  %
Average daily utilization of
  each aircraft (h) . . . . . . . . .    9:34        9:35       (0.2) %
Actual aircraft in fleet at end
 of period. . . . . . . . . . . . . .     324         319        1.6  %

(a) The number of scheduled miles flown by revenue passengers.
(b) The number of seats available for passengers, multiplied by the number of scheduled miles those seats are flown.
(c) Revenue passenger miles divided by available seat miles.
(d) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
(e) Passenger revenues divided by available seat miles.
(f) Operating expenses divided by available seat miles.
(g) The average revenue received for each mile a revenue passenger is carried.
(h) The average block hours flown per day in revenue service per aircraft.

Due to the greater demand for air travel during the summer months, revenues in the airline industry in the third quarter of the year are generally significantly greater than revenues in the first quarter of the year and moderately greater than revenues in the second and fourth quarters of the year for the majority of air carriers. Continental's results of operations usually have reflected this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the general state of the United States and Japanese economies and fare actions taken by Continental and its competitors.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three-month period ended March 31, 1995 as compared to the three-month period ended March 31, 1994.

The Company recorded a consolidated net loss of $30.2 million for the three months ended March 31, 1995 as compared to a consolidated net loss of $71.6 million for the three months ended March 31, 1994.

Passenger revenues of $1.2 billion for the first three months of 1995 increased 2.9%, $34.5 million, as compared to the same period in 1994, due primarily to a 1.2% increase in Continental's jet yield and a 2.8% increase in jet revenue passenger miles.

Cargo, mail and other revenues increased 11.5%, $17.4 million, in the first three months of 1995 compared to the same period in the prior year principally as a result of increased fees for worldwide travel-related services performed by System One.

Wages, salaries and related costs decreased 1.8%, $6.7 million, during the first three months of 1995 compared to the same period in 1994 primarily due to a decrease in the number of full-time equivalent employees from approximately 40,300 as of March 31, 1994 to approximately 35,000 as of March 31, 1995. Such decrease was partially offset by the impact of wage restorations resulting from an average 10.0% wage reduction implemented by the Company in July 1992, which reduction was restored in equal increments in December 1992, April 1993, April 1994 and July 1994.

Rentals and landing fees increased 5.1%, $10.5 million, for the first three months of 1995 compared to the same period in 1994. Rent expense increased primarily as a result of the delivery of new Boeing 737 and 757 aircraft during 1994 and early 1995. Such increase was partially offset by retirements and groundings of leased aircraft and reduced facility rentals and landing fees resulting from downsizing operations.

Aircraft fuel expense decreased 3.5%, $6.1 million, in the first three months of 1995 compared to the same period in 1994. The average price per gallon decreased 2.0%, from 53.67 cents in 1994 to 52.61 cents in 1995. The quantity of jet fuel used also decreased from 316.6 million gallons used in 1994 to 312.4 million gallons used in 1995.

Maintenance, materials and repairs costs decreased 27.8%, $37.6 million, during the first three months of 1995 compared to the same period in 1994 principally due to (i) the replacement of older aircraft with new aircraft,
(ii) the closure of maintenance facilities in Los Angeles and Denver and
(iii) the shift of scheduled maintenance work to outside suppliers who can support the Company's flight operations at a lower cost and at locations more convenient to its primary routes.

Other operating expense increased 2.7%, $9.1 million, in the first three months of 1995 compared to the same period in 1994 primarily as a result of increases in reservations and sales expense, aircraft servicing expense and other miscellaneous expenses, partially offset by decreases in advertising expense and catering expense.

Interest expense decreased 14.6%, $9.1 million, during the first three months of 1995 compared to the same period in 1994 principally due to principal reductions of long-term debt and capital lease obligations.

Interest capitalized decreased 63.3%, $2 million, in the first three months of 1995 compared to the same period in 1994 primarily due to a decrease in the average balance of purchase deposits for flight equipment.

Interest income remained relatively constant in the first three months of 1995 compared to the same period in 1994 principally due to an increase in the average interest rate, offset by a decrease in the average balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the first three months of 1995 primarily included foreign exchange and other losses of $9.6 million (related to the Japanese yen and Mexican peso). Other nonoperating income (expense) in the first three months of 1994 included foreign exchange and other losses of $4.9 million (related to Japanese yen-denominated transactions) and charges totaling approximately $2.3 million relating to the closing of certain airport stations.

LIQUIDITY AND CAPITAL COMMITMENTS

During the fourth quarter of 1994, the Company determined that a new strategic plan, the Go Forward Plan, was needed to return the Company to profitability and strengthen its balance sheet. As part of the Company's Go Forward Plan, in January 1995 the Company commenced a series of initiatives designed to improve liquidity in 1995 and 1996. The major liquidity elements of this plan include (i) rescheduling principal amortization under the Company's loan agreements with its primary secured lenders (representing approximately $599.4 million of the Company's outstanding long-term debt at December 31, 1994), (ii) restructuring the Company's commitments to purchase new Boeing aircraft and related engines,
(iii) deferring or reducing cash requirements associated with certain existing aircraft, (iv) reducing the Company's lease commitments at DIA and
(v) evaluating the potential disposition of non-core assets. As discussed below, under agreements in principle and binding agreements reached through May 11, 1995, the Company has improved its liquidity by an estimated
$256 million in 1995 and $240 million in 1996. This achieves roughly 82% of the Go Forward Plan liquidity goal.

On March 31, 1995 the Company signed agreements with The Boeing Company ("Boeing") and certain engine manufacturers to defer substantially all aircraft deliveries that had been scheduled for 1996 and 1997. Five Boeing 767 aircraft that had been scheduled for delivery to Continental in 1995 have been sold to a third party. They have been replaced by five Boeing 767's of which Continental will take delivery starting in 1998. Options to purchase additional aircraft have been canceled. On March 30, 1995, Continental amended its principal secured loan agreements with General Electric Capital Corporation and affiliates (collectively, "GE Capital") and General Electric Company (collectively, the "Lenders") to defer 1995 and 1996 principal payments, and amended certain of its operating lease agreements with one of the Lenders to defer 1995 rental obligations. Continental agreed, among other things, to obtain concessions from certain aircraft lessors. Continuing deferrals of these principal and operating lease payments will be suspended if specified portions of such concessions are not obtained by May 31 and June 30, 1995 or if other covenants are not complied with. If the required concessions are obtained at a later date, the deferrals will resume. As discussed below, the Company has reached agreements or agreements in principle with some of these lessors and continues in negotiations with the remaining lessors. The Company anticipates that it will be successful in timely obtaining the required concessions. These agreements with Boeing, the engine manufacturers and the Lenders will improve the Company's 1995 and 1996 liquidity by approximately $167 million and $161 million, respectively.

In connection with the Go Forward Plan, the Company is retiring from service 24 less efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which are significantly less than contractual rentals on these aircraft, and began ceasing all rental payments as the aircraft are removed from service. In addition, in February 1995, Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. The Company began negotiations in February 1995 with the relevant lessors of the 35 widebody aircraft to amend the lease repayment schedules and provide, effective February 1, 1995, alternative compensation, which will include debt securities convertible into equity, in lieu of current cash payments. As of May 11, 1995, the Company had entered into agreements or agreements in principle with lessors of 26 of these aircraft that, when consummated, are expected to improve the Company's liquidity by an estimated $69 million and $59 million in 1995 and 1996, respectively.

On April 10, 1995, the Denver City Council approved an agreement among the City, the Company and certain signatory airlines amending the Company's lease of facilities at DIA by reducing the Company's lease term to five years, reducing to 10 the number of gates (and reducing associated space) leased by the Company and making certain changes in the rates and charges under the lease. The agreement also provides for the release of certain claims and the settlement of certain litigation filed by the City against the Company. The agreement is expected to result in annual reduction in costs to the Company of approximately $20 million over the life of the lease.

As part of its plan to dispose of non-core assets, effective April 27, 1995, Continental and System One completed a series of transactions whereby the existing systems management agreement between System One and EDS was terminated and a substantial portion of the assets (including the travel agent subscriber base and IMS software) and certain liabilities of System One were transferred to a newly formed limited liability company (LLC). In connection with these transactions, System One changed its name to Continental CRS Interests, Inc. ("CRS Interests"). LLC is owned equally by CRS Interests, a subsidiary of Continental, EDS and AMADEUS, a European CRS. Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. The transaction resulted in CRS Interests retaining a one-third interest in LLC, receiving cash proceeds of approximately $40 million and receiving a 12.4% equity interest in Amadeus. LLC will market the AMADEUS CRS and will continue to develop, market and distribute travel-related IMS. The Company anticipates that it will recognize a substantial gain relating to the transaction in the second quarter.

Continental's failure to make required payments to the Lenders, the City and certain aircraft lessors as described above constituted events of default under the respective agreements with such parties. The agreements reached through May 11, 1995 with the Lenders, the City and two aircraft lessors have cured defaults under their respective agreements. As of May 11, 1995, defaults under the remaining widebody aircraft leases were continuing due to the nonpayment of rents, which could entitle the lessors to pursue contractual remedies, including seeking to take possession of the leased aircraft. Additionally, the Company received a notice of lease termination dated April 18, 1995 from one lessor relating to one A300 aircraft, and such lessor sued the Company and certain other persons on May 2, 1995. The notice of lease termination resulted in additional cross defaults and accordingly, such defaulted debt and capital lease obligations have been classified as current liabilities as of March 31, 1995 in accordance with generally accepted accounting principles. As of May 11, 1995, the Company is in negotiations with these remaining lessors and has received proposals from lessors representing a majority of the Company's agreements currently in default. The Company believes it will be able to successfully conclude the remaining negotiations and thus avoid any material adverse effect on the Company.

In addition, under "cross default" provisions, the payment defaults and the notice of lease termination from a lessor of one A300 aircraft create defaults under a significant number of Continental's other lease and debt agreements, and the Company's obligations under the agreements subject to such cross defaults are also eligible to be declared in default. However, in the opinion of the Company, it is unlikely that lessors or creditors will exercise remedies under cross default provisions because (i) the Company is making all required contractual payments under the applicable agreements, (ii) the contractual payments on a substantial majority of aircraft leases are at current market rates, (iii) taking possession of the aircraft would cause the lessors or lenders to incur remarketing costs, and
(iv) exercise of remedies could expose lessors and lenders to "lender liability" litigation. Additionally, the Company has made substantial progress in negotiations with lenders and lessors to cure the defaults and expects to complete substantially all such negotiations by June 30, 1995. The Company does not believe that any events of default or cross default that remain after June 30, 1995 will have a material adverse effect on the Company.

As a result of a Federal Aviation Administration Airworthiness Directive, which forced the partial grounding of the Company's ATR commuter fleet in late 1994 and early 1995, the Company withheld January and February lease payments totaling $7 million on those ATR aircraft leased by the manufacturer. The Company's non-payment of rentals may have resulted in an event of default under the related lease agreements with ATR. As of May 11, 1995, the Company was engaged in discussions with ATR concerning compensation, if any, to be received by the Company as a result of the grounding, and the Company had received a proposal from ATR that, if accepted, would cure the payment default. In addition, the Company is in default under the debt agreement relating to the financing of the Company's Los Angeles International Airport ("LAX") maintenance facility. At
March 31, 1995, the principal balance of the applicable obligation was approximately $64 million, and at May 11, 1995, the Company was in negotiations with the creditor. As a result of the current status of the ATR and LAX maintenance facility negotiations, the Company does not anticipate that the foregoing matters will have a material adverse effect on the Company.

The Company has no current plans to take other actions in the future that would constitute additional events of default.

As a result of the defaults and cross-defaults described above that were continuing at May 11, 1995, approximately $616.4 million of the Company's long-term debt and capital lease obligations were classified as debt and capital lease obligations in default within current liabilities as of March 31, 1995. While the Company does not believe it is probable that it will be required to fund such defaulted obligations in the next 12 months, generally accepted accounting principles require that such defaulted obligations be classified as current liabilities at March 31, 1995. In addition, certain operating leases with remaining aggregate rentals of $2.6 billion as of March 31, 1995 were in default or cross default at May 11, 1995.

Continental has firm commitments to take delivery of 22 new 737 and five new 757 aircraft in 1995, one new 757 aircraft in 1996 and 43 new jet aircraft during the years 1998 through 2002. As of May 11, 1995, 12 new 737 and two new 757 aircraft had been delivered. The estimated aggregate cost of these aircraft is approximately $3.4 billion. In December 1994, Continental Express, Inc. ("Express"), a wholly owned subsidiary, contracted with Beech Acceptance Corporation ("Beech") for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. Deliveries of the Beech aircraft are scheduled in 1995 and 1996. As of December 31, 1994, Continental had made deposits on jet and turboprop aircraft orders of approximately $166.1 million, of which $29.6 million was refunded in January 1995 and $22.6 million was refunded in April 1995 in connection with the rescheduling of aircraft deliveries. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new Boeing and Beech aircraft will be sufficient to fund all deliveries scheduled during the years 1995 and 1996.


Continental expects its 1995 capital expenditures, exclusive of aircraft, to aggregate approximately $83 million primarily relating to aircraft modifications, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

As of March 31, 1995, the Company had approximately $416.8 million in cash and cash equivalents as compared to $396.3 million as of December 31, 1994. Net cash provided by operating activities increased by approximately
$41 million during the three months ended March 31, 1995 compared to the same period in the prior year principally due to earnings improvement. In addition, net cash provided by investing activities increased by approximately $80.6 million primarily due to higher capital expenditures during 1994 relating to purchase deposits on turboprop and jet aircraft and expenditures for Continental Lite.

Continental does not have general lines of credit, and substantially all of its assets, including the stock of its subsidiaries, are encumbered.

Approximately $115.2 million and $118.7 million of cash and cash equivalents at March 31, 1995 and December 31, 1994, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. In addition, Continental Micronesia, Inc. ("CMI"), a 91.0%-owned subsidiary, is required by its loan agreement with GE Capital to maintain certain minimum cash balances and net worth levels, which effectively restrict the amount of cash available to Continental from CMI. As of March 31, 1995, CMI had a minimum cash balance requirement of $25 million.

Continental currently believes that its cash on hand, together with cash expected to be generated from operations, cash anticipated to be generated from disposition of non-strategic assets and available aircraft financing will be sufficient to fund its operations, fleet commitments and expected capital expenditures for fiscal 1995.


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES.

        The Company's loan agreements with GE Capital prohibit Continental from paying cash dividends to common stockholders through February 28, 1997 and thereafter only on preferred stock currently outstanding to Air Canada and GE Capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        As more fully discussed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments", Continental is in default and cross-default on certain long-term debt and capital and operating lease obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             3 By-laws of Continental, as amended to date -- filed herewith.

        (b)  Reports on Form 8-K:

              (i) Report dated January 26, 1995 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced a preliminary unaudited loss for fiscal year 1994 and adoption of the Go Forward Plan, the Company's new corporate strategy.

             (ii) Report dated March 31, 1995 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced a postponement in the filing of the Company's annual report on Form 10-K.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINENTAL AIRLINES, INC.

                                                 (Registrant)





Date:  May 11, 1995                by: /s/ Daniel P. Garton

                                       Daniel P. Garton
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (On behalf of Registrant)




Date:  May 11, 1995                by: /s/ Michael P. Bonds

                                       Michael P. Bonds
                                       Staff Vice President and Controller
                                       (Principal Accounting Officer)



                             INDEX TO EXHIBITS
                                    OF
                        CONTINENTAL AIRLINES, INC.


3    By-laws of Continental, as amended to date -- filed herewith.