Form 10-K/A
period 1994-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1995-05-18
CIK 319687

THE PURPOSE OF THIS AMENDMENT IS TO ATTACH THE FINANCIAL DATA SCHEDULE.

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

                              AMENDMENT NO. 2
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                              _______________

    As of March 31, 1995, 6,301,056 shares of Class A Common Stock and 20,471,581 shares of Class B Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    Proxy Statement for Annual Meeting
          of Stockholders to be held on June 5, 1995:   PART III
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINENTAL AIRLINES, INC.

                                                 (Registrant)





Date:  May 18, 1995                by: /s/ Michael P. Bonds

                                       Michael P. Bonds
                                       Staff Vice President
                                       and Controller
                                       (On behalf of Registrant)

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

                                       CONTINENTAL AIRLINES, INC.

                                                 (Registrant)





Date:  May 18, 1995                by:

                                       Michael P. Bonds
                                       Vice President
                                       and Controller
                                       (On behalf of Registrant)