Form 10-Q/A
period 1995-03-31
CONTINENTAL AIRLINES INC /DE/
filed 1995-05-18
CIK 319687

THE PURPOSE OF THIS AMENDMENT IS TO ATTACH THE FINANCIAL DATA SCHEDULE.

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A

                                AMENDMENT 1

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

Part II. Item 6. (a) Exhibits is amended and restated in its entirety as follows:

        (a)  Exhibits:

              3 By-laws of Continental, as amended to date -- filed herewith.

             27.1  Financial Data Schedule -- filed herewith.
SIGNATURES


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

27.1  Financial Data Schedule -- filed herewith.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINENTAL AIRLINES, INC.

                                                 (Registrant)





Date:  May 18, 1995                by:

                                       Michael P. Bonds
                                       Staff Vice President
                                       and Controller
                                       (On behalf of Registrant)