Form 10-Q
period 1995-06-30
CONTINENTAL AIRLINES INC /DE/
filed 1995-08-14
CIK 319687

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                    OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number 0-9781

                        CONTINENTAL AIRLINES, INC.
          (Exact name of registrant as specified in its charter)

          Delaware                                   74-2099724
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

                            2929 Allen Parkway
                           Houston, Texas  77019
                 (Address of principal executive offices)
                                (Zip Code)

                               713-834-5000
           (Registrant's telephone number, including area code)

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

As of August 4, 1995, 6,301,056 shares of Class A common stock and 20,893,678 shares of Class B common stock were outstanding.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions of dollars, except per share data)


                               Three Months               Six Months
                              Ended June 30,            Ended June 30,
                           1995         1994         1995         1994
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
 Passenger. . . . . . .   $1,355       $1,241       $2,595       $2,446
 Cargo, mail and
  other . . . . . . . .      123          150          292          301
                           1,478        1,391        2,887        2,747

Operating Expenses:
 Wages, salaries and
  related costs . . . .      357          377          723          750
 Rentals and landing
  fees. . . . . . . . .      217          195          432          399
 Aircraft fuel. . . . .      168          173          337          348
 Commissions. . . . . .      131          110          250          231
 Maintenance, materials
  and repairs . . . . .      101          130          198          265
 Depreciation and
  amortization. . . . .       65           63          129          125
 Other. . . . . . . . .      330          344          680          686
                           1,369        1,392        2,749        2,804
Operating Income
 (Loss) . . . . . . . .      109           (1)         138          (57)

Nonoperating Income
 (Expense):
 Interest expense . . .      (56)         (61)        (110)        (124)
 Interest capitalized .        3            4            4            7
 Interest income. . . .        8            5           13           11
 Gain (loss) on
  disposition of
  property, equipment and
  other assets, net . .        -           (1)           1            2
 Other, net . . . . . .      117            1          107           (6)
                              72          (52)          15         (110)

Income (Loss) before Income
 Taxes and Minority
 Interest . . . . . . .      181          (53)         153         (167)
Income Tax Benefit
 (Provision). . . . . .      (78)           4          (78)          47
Income (Loss) Before
 Minority Interest. . .      103          (49)          75         (120)
Minority Interest . . .       (1)           -           (3)          (1)
Net Income (Loss) . . .      102          (49)          72         (121)
Preferred Dividend
 Requirements and
 Accretion to
 Liquidation Value. . .       (2)          (1)          (3)          (3)
Income (Loss) Applica-
 ble to Common Shares .   $  100       $  (50)      $   69       $ (124)

Earnings (Loss) per
 Common and Common
 Equivalent Share . . .   $ 3.02       $(1.97)      $ 2.31       $(4.83)

Earnings (Loss) per
 Common Share Assuming.
 Full Dilution. . . . .   $ 2.99       $(1.97)      $ 2.21       $(4.83)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In millions of dollars)

                                               June 30,      December 31,
             ASSETS                              1995            1994
                                              (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents of
  $150 and $119, respectively . . . . . . . .  $  502         $  396
 Accounts receivable, net . . . . . . . . . .     435            376
 Spare parts and supplies, net. . . . . . . .     139            142
 Prepayments and other. . . . . . . . . . . .      78             76
  Total current assets. . . . . . . . . . . .   1,154            990

Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . . . .   1,039          1,004
  Other . . . . . . . . . . . . . . . . . . .     274            282
                                                1,313          1,286
  Less:  Accumulated depreciation . . . . . .     249            207
                                                1,064          1,079

 Purchase deposits for flight equipment . . .      97            166

 Capital leases:
  Flight equipment. . . . . . . . . . . . . .     400            400
  Other . . . . . . . . . . . . . . . . . . .      27             17
                                                  427            417
  Less:  Accumulated amortization . . . . . .      95             69
                                                  332            348
   Total property and equipment . . . . . . .   1,493          1,593

Other Assets:
 Routes, gates and slots, net . . . . . . . .   1,560          1,591
 Reorganization value in excess of amounts
  allocable to identifiable assets, net . . .     259            318
 Investments. . . . . . . . . . . . . . . . .     151             17
 Other assets, net. . . . . . . . . . . . . .      60             92

   Total other assets . . . . . . . . . . . .   2,030          2,018

     Total Assets . . . . . . . . . . . . . .  $4,677         $4,601









                                                   (continued on next page)

                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
                (In millions of dollars, except share data)

                                                 June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1995           1994
                                                (Unaudited)
Current Liabilities:
 Debt and capital lease obligations in default.   $  583        $  490
 Current maturities of long-term debt . . . . .       75           126
 Current maturities of capital leases . . . . .       26            26
 Accounts payable . . . . . . . . . . . . . . .      615           630
 Air traffic liability. . . . . . . . . . . . .      703           584
 Accrued payroll and pensions . . . . . . . . .      175           179
 Accrued other liabilities. . . . . . . . . . .      338           373
  Total current liabilities . . . . . . . . . .    2,515         2,408

Long-Term Debt. . . . . . . . . . . . . . . . .      922         1,038

Capital Leases. . . . . . . . . . . . . . . . .      158           164

Deferred Credits and Other Long-Term
 Liabilities:
  Deferred income taxes . . . . . . . . . . . .      102            28
  Deferred credit - operating leases. . . . . .      118           138
  Accruals for aircraft retirements and
   excess facilities. . . . . . . . . . . . . .      354           392
  Other . . . . . . . . . . . . . . . . . . . .      238           251
   Total deferred credits and other
    long-term liabilities . . . . . . . . . . .      812           809

Commitments and Contingencies

Minority Interest . . . . . . . . . . . . . . .       29            26

Redeemable Preferred Stock (aggregate
 redemption value - $59 and $56,
 respectively). . . . . . . . . . . . . . . . .       56            53

Common Stockholders' Equity:
 Class A common stock - $.01 par, 50,000,000
  shares authorized; 6,301,056 shares
  issued and outstanding. . . . . . . . . . . .        -             -
 Class B common stock - $.01 par, 100,000,000
  shares authorized; 20,686,065 and 20,403,512
  shares issued . . . . . . . . . . . . . . . .        -             -
 Additional paid-in capital . . . . . . . . . .      778           778
 Accumulated deficit. . . . . . . . . . . . . .     (580)         (652)
 Unvested portion of restricted stock . . . . .      (13)          (14)
 Additional minimum pension liability . . . . .       (7)           (7)
 Unrealized gain (loss) on marketable equity
  securities. . . . . . . . . . . . . . . . . .        7            (2)
 Treasury stock - 30,000 shares
  at December 31, 1994. . . . . . . . . . . . .        -             -
   Total common stockholders' equity. . . . . .      185           103
    Total Liabilities and Stockholders' Equity.   $4,677        $4,601

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CONTINENTAL AIRLINES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In millions of dollars)

                                                Six Months Ended June 30,
                                                   1995           1994
                                                (Unaudited)   (Unaudited)
Net Cash Provided by Operating Activities . . .    $166          $ 33

Cash Flows from Investing Activities:
 Proceeds from disposition of property,
  equipment and other assets. . . . . . . . . .       4             2
 Capital expenditures, net of returned
  purchase deposits . . . . . . . . . . . . . .     (41)         (145)
 Purchase deposits refunded in connection
  with aircraft delivered . . . . . . . . . . .      46            38
 Proceeds from System One transactions. . . . .      40             -
  Net cash provided (used) by investing
   activities . . . . . . . . . . . . . . . . .      49          (105)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt, net.       8            11
 Payments on long-term debt and capital lease
  obligations . . . . . . . . . . . . . . . . .    (119)         (121)
 Proceeds from issuance of common stock . . . .       2             -
  Net cash used by financing activities . . . .    (109)         (110)

Net Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . . . . .     106          (182)

Cash and Cash Equivalents-Beginning of Period .     396           721

Cash and Cash Equivalents-End of Period . . . .    $502          $539

Supplemental Cash Flow Information:
 Interest paid. . . . . . . . . . . . . . . . .    $ 97          $ 91

Investing and Financing Activities Not
 Affecting Cash:
 Reclassification of accrued rent, capital
  leases and interest to long-term debt . . . .    $ 30          $ 22
 Capital lease obligations incurred . . . . . .    $  9          $  3
 Property and equipment acquired through the
  issuance of debt. . . . . . . . . . . . . . .    $  9          $ 10
 Financed purchase deposits for flight
  equipment . . . . . . . . . . . . . . . . . .    $  5          $ 13
 Return of financed purchase deposits . . . . .    $ 10          $  -
 Reclassification of accrued management fees
  to long-term debt . . . . . . . . . . . . . .    $ 21          $  -
 Investment in Amadeus. . . . . . . . . . . . .    $120          $  -
 Reduction of debt in connection with
  System One transactions . . . . . . . . . . .    $ 42          $  -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        CONTINENTAL AIRLINES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 1994.

NOTE 1 - LIQUIDITY

In connection with the Go Forward Plan, the Company has retired from service 23 less efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which are significantly less than contractual rentals on these aircraft, and began ceasing all rental and debt service payments as the aircraft were removed from service. In addition, in February 1995, Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. Also, the Company has reached an agreement in principle with a lessor relating to one 747 aircraft, subject to settlement of certain litigation. See Note 5. The Company began negotiations in February 1995 with the lessors of (or lenders with respect to) the 35 widebody aircraft to amend the payment schedules and provide, effective February 1, 1995, alternative compensation, including, in certain cases, debt securities convertible into Continental's Class B Common Stock, in lieu of current cash payments.

As of August 11, 1995, the Company had issued convertible secured debentures in an aggregate principal amount of $139 million, entered into certain agreements, including restructured leases, and made certain payments to lessors with respect to 27 of these aircraft. Continental is continuing negotiations with substantially all the remaining creditors and lessors regarding the modification of contractual obligations. Certain long-term debt and capital lease obligations were in default or cross default as of August 11, 1995. In accordance with generally accepted accounting principles, such defaulted obligations have been classified as current liabilities as of June 30, 1995. However, the Company does not believe it probable that it will be required to fund such defaulted obligations in the next 12 months. In addition, certain operating leases with remaining aggregate rentals of $2.1 billion as of June 30, 1995 were in default or cross default as of August 11, 1995. The Company received a notice of lease termination dated April 18, 1995 from one lessor relating to one A300 aircraft, and such lessor sued the Company and certain other persons on May 2, 1995. See Note 5. The notice of lease termination resulted in additional cross defaults as of June 30, 1995. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments".

In July 1995, the Company was also sued for breach of lease and related documents by a lender with respect to one Boeing 747 aircraft leased by the Company. Continental believes that any breach of the lease and related documents has been cured and as a result, an event of default has not been reflected in the consolidated financial statements. See Note 5.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The earnings (loss) per common share computations are based upon earnings
(loss) applicable to common shares and the average number of shares of common stock and common stock equivalents (stock options, warrants and restricted stock) outstanding. The number of shares used in the primary and fully diluted computations for the three and six months ended June 30, 1995 was 35,014,697 and 34,982,388, respectively. The number of shares used in the primary and fully diluted computations for both the three and six months ended June 30, 1994 was 25,522,568. Preferred stock dividend requirements (including additional dividends on unpaid dividends) and accretion to redemption value on preferred stock decreased net income for this computation by approximately $2 million and $3 million for the three and six months ended June 30, 1995, respectively.

NOTE 3 - PREFERRED AND COMMON STOCK

In connection with the Company's debt restructuring program, the Company entered into an agreement with General Electric Capital Corporation and its affiliates (collectively, "GE Capital"), pursuant to which Continental issued two new series of preferred stock in exchange for its previously existing preferred stock. The new series of preferred stock are substantially identical to the respective previous series, except that the new series provide that all dividends accumulating on the new preferred stock through December 31, 1996 shall be paid only in additional respective shares of such preferred stock. In exchange for the 171,000 shares of 8% Cumulative Preferred Stock outstanding as of June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued 202,784 shares of its new Series A 8% Cumulative Preferred Stock ("Series A 8% Preferred"). In exchange for the 300,000 shares of 12% Cumulative Preferred Stock outstanding as of June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued 386,358 shares of its new Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred"). Each such exchange was effective
June 30, 1995.

Holders of Series A 8% Preferred and Series A 12% Preferred are entitled to receive, when and if declared by the Board of Directors (the "Board"), cumulative dividends payable quarterly in additional shares of such preferred stock for dividends accumulating through December 31, 1996, and thereafter in cash at an annual rate of $8 and $12 per share, respectively. To the extent net income, as defined, for any calendar quarter is less than the amount of dividends due on all outstanding shares of Series A 12% Preferred for such quarter, the Board may declare dividends payable in additional shares of Series A 12% Preferred in lieu of cash. At any time, the Company may redeem, in whole or in part, on a pro rata basis among the stockholders, any outstanding shares of Series A 8% Preferred or Series A 12% Preferred. All outstanding shares of both series of preferred stock are mandatorily redeemable on April 27, 2003 out of legally available funds. In each case, the redemption price is $100 per share plus accrued unpaid dividends. Neither series of preferred stock is convertible into shares of common stock and neither series has voting rights, except under limited circumstances. The Series A 8% Preferred ranks pari passu with the Series A 12% Preferred as to payment of dividends and liquidation.

On June 5, 1995, the stockholders of the Company approved an amendment to the Company's 1994 Incentive Equity Plan (the "Plan Amendment"). In connection with the Plan Amendment, the Human Resources Committee of the Board of Directors of the Company authorized the exchange and repricing of substantially all the outstanding stock options for new options bearing a shorter exercise term and generally exercisable at a price lower than that of the canceled options, subject to certain conditions. The exercise price for the new options equals the market value per share on the date of grant ($16.00).

NOTE 4 - INCOME TAXES

A provision was recorded for the three and six months ended June 30, 1995 related to the System One Information Management, Inc. ("System One") transaction. See Note 6. No additional provision was recorded since the Company had incurred net operating losses for which a tax benefit had not previously been recorded. The income tax benefit for the three and six months ended June 30, 1994 differs from the federal statutory rate principally due to an increase in the deferred tax valuation allowance related to a portion of the Company's net operating losses that may not be realizable, state taxes and certain nondeductible expenses.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company, the City and County of Denver (the "City") and certain other parties have entered into an agreement (the "Settlement"), which was approved by the Denver City Council on April 10, 1995 and relates to gates and operational space at the new Denver International Airport ("DIA"). The Settlement provides for the release of certain claims and the settlement of certain litigation filed by the City against the Company and reduces
(i) the full term of the lease to five years, subject to certain rights of renewal granted to Continental, (ii) the number of gates leased from 20 to 10 and (iii) the amount of leased operational and other space by approximately 70%. The reduced gates and operational space exceed Continental's current needs at the airport, and the Company subleased to America West Airlines, Inc. and Frontier Airlines, Inc. five of its remaining gates and certain operational space. The Company will attempt to sublease additional facilities and operational space as well.

Another air carrier filed a complaint with the Department of Transportation ("DOT") alleging that the Settlement had increased its costs at DIA and it had not approved the changes to the airline rates. The DOT dismissed the air carrier's complaint. The Settlement may still be challenged by certain other parties, including other air carriers, and the Company cannot predict what the outcome of any such challenge will be. If the Settlement is successfully challenged, the Company believes it has defenses against the City, as well as claims against the City that justify rescission of the lease or, if rescission were not awarded by the court, a substantial reduction in the Company's obligations thereunder. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments".

In connection with the restructuring, two lawsuits have been filed by a lessor and a lender. On May 1, 1995, GATX Third Aircraft Corporation ("GATX") filed an action in the Superior Court of California for the County of San Francisco against Continental and several unnamed "Doe" defendants with respect to one A300 aircraft ("the GATX litigation"). GATX alleges that Continental has breached the terms of an aircraft lease between GATX and Continental. GATX seeks the return of the aircraft and engines, damages of $436,000 for unpaid rent, damages of $20 million (less the fair market value of the aircraft) in liquidation of its claims for future rent, costs and interest. Continental filed its response in the GATX litigation on June 16, 1995. Discovery is currently ongoing and no trial date has been set.

On July 7, 1995, The Nippon Credit Bank, Ltd. ("Nippon") filed a suit against Continental in the U.S. District Court in Los Angeles, California with respect to a Boeing 747 aircraft leased by Continental. Nippon alleges that events of default exist under the lease based on a delay by Continental in making rent payments from March through June of 1995 and Continental's decision to cease flying the aircraft. Nippon claims that it is entitled to terminate the lease and seeks $35 million in damages. Because Continental has made all rent payments due under the lease (including interest required under the lease to be paid in respect of late payments) and believes it is otherwise in compliance with the requirements of the lease, Continental denies that an event of default exists under the lease, denies that Nippon is entitled to terminate the lease and disagrees with Nippon's claim for damages even if an event of default were deemed to exist.

NOTE 6 - OTHER

Continental CRS Interests, Inc. ("Continental CRS"). Continental and its subsidiary, System One, entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets (including the travel agent subscriber base and travel-related information management products and services software), as well as certain liabilities of System One were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS (which was formerly named System One and remains a wholly owned subsidiary of Continental), Electronic Data Systems Corporation ("EDS") and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. In addition to the one-third interest in LLC, Continental CRS received cash proceeds of $40 million and an equity interest in AMADEUS valued at $120 million, and the outstanding indebtedness of System One owed to each of EDS and Continental was repaid. System One's revenues, included in cargo, mail and other revenue, and related net earnings are not material to the consolidated financial statements. In connection with these transactions, the Company recorded a pre-tax gain of $108 million, which amount is included in Other Nonoperating Income (Expense) in the accompanying consolidated statement of operations. The related tax provision totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million.

Pilot Contract. The Company and the Independent Association of Continental Pilots ("IACP") have negotiated a 24-month collective bargaining agreement. The new agreement has been approved by the Board of Directors of the IACP and remains subject to IACP member ratification. The new agreement provides for an immediate $20 million cash payment by the Company upon ratification of the agreement (which amount has been accrued in the second quarter of 1995), a $10 million cash payment on April 1, 1996, a 13.5% wage increase on July 1, 1996 and a 5.0% wage increase on June 30, 1997. The agreement will be submitted to the pilots for ratification. It is anticipated that the votes will be counted on August 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An analysis of statistical information for Continental's jet operations is as follows:

                                       Three Months Ended        Net
                                            June 30,          Increase/
                                        1995        1994      (Decrease)
Revenue passengers (thousands). . . .   9,761      10,516       (7.2) %
Revenue passenger miles
 (millions) (a) . . . . . . . . . . .  10,259      10,235        0.2  %
Available seat miles (millions) (b) .  15,180      16,089       (5.6) %
Passenger load factor (c) . . . . . .    67.6%       63.6%       4.0  pts.
Breakeven passenger load factor (d) .    62.5%       63.1%      (0.6) pts.
Passenger revenue per available
  seat mile (cents) (e) . . . . . . .    8.40        7.28       15.4  %
Operating cost per available seat
  mile (cents) (f). . . . . . . . . .    8.48        7.85        8.0  %
Average yield per revenue
  passenger mile (cents) (g). . . . .   12.43       11.44        8.7  %
Average fare per revenue passenger. . $130.66     $111.32       17.4  %
Average length of aircraft
  flight (miles). . . . . . . . . . .     834         717       16.3  %
Average daily utilization of
  each aircraft (h) . . . . . . . . .    9:19       10:03       (7.3) %
Actual aircraft in fleet at end
 of period. . . . . . . . . . . . . .     317         313        1.3  %

                                        Six Months Ended         Net
                                             June 30,         Increase/
                                        1995        1994      (Decrease)

Revenue passengers (thousands). . . .  18,902      19,864       (4.8) %
Revenue passenger miles
 (millions) (a) . . . . . . . . . . .  19,820      19,538        1.4  %
Available seat miles (millions) (b) .  31,183      31,373       (0.6) %
Passenger load factor (c) . . . . . .    63.6%       62.3%       1.3  pts.
Breakeven passenger load factor (d) .    60.3%       63.1%      (2.8) pts.
Passenger revenue per available
  seat mile (cents) (e) . . . . . . .    7.87        7.35        7.1  %
Operating cost per available seat
  mile (cents) (f). . . . . . . . . .    8.18        8.11        0.9  %
Average yield per revenue
  passenger mile (cents) (g). . . . .   12.39       11.80        5.0  %
Average fare per revenue passenger. . $129.90     $116.03       12.0  %
Average length of aircraft
  flight (miles). . . . . . . . . . .     818         739       10.7  %
Average daily utilization of
  each aircraft (h) . . . . . . . . .    9:27        9:49       (3.7) %
Actual aircraft in fleet at end
 of period. . . . . . . . . . . . . .     317         313        1.3  %

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

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994. The Company's net income in 1995 included a $30 million net gain on the System One transactions. See Note 6.

Three Months Ended June 30, 1995 and 1994

The Company recorded consolidated net income of $102 million for the three months ended June 30, 1995 as compared to a consolidated net loss of $49 million for the three months ended June 30, 1994.

Passenger revenues of $1.4 billion for the quarter ended June 30, 1995 increased 9.2%, $114 million, as compared to the same period in 1994, due primarily to an 8.7% increase in Continental's jet yield and a 0.2% increase in jet revenue passenger miles.

Cargo, mail and other revenues decreased 18.0%, $27 million, in the three months ended June 30, 1995 as compared to the same period in the prior year, principally as a result of the System One transactions which were effective April 27, 1995.

Wages, salaries and related costs decreased 5.3%, $20 million, during the quarter ended June 30, 1995 as compared to the same period in 1994, primarily due to a reduction in the number of full-time equivalent employees from approximately 39,800 as of June 30, 1994 to approximately 33,600 as of June 30, 1995. Such decrease was partially offset by accruals for a $20 million cash payment anticipated to be due to the pilots upon ratification of a new collective bargaining agreement (see Note 6), and employee profit sharing and other incentive programs, including the payment of bonuses for on-time airline performance. In addition, wage rates were impacted by wage restorations resulting from an average 10.0% wage reduction implemented by the Company in July 1992, which reduction was restored in equal increments in December 1992, April 1993, April 1994 and July 1994.

Rentals and landing fees increased 11.3%, $22 million, for the three months ended June 30, 1995 compared to the same period in 1994. Rent expense increased primarily as a result of the delivery of new Boeing 737 and 757 aircraft during 1994 and early 1995. Such increase was partially offset by retirements and groundings of certain leased aircraft and reduced facility rentals and landing fees resulting from downsizing operations.

Aircraft fuel expense decreased 2.9%, $5 million, in the three months ended June 30, 1995 compared to the same period in 1994, principally due to a 10.1% reduction in the quantity of jet fuel used from 333.9 million gallons in the second quarter of 1994 to 300.1 million gallons in the second quarter of 1995. Such decrease was partially offset by a 7.7% increase in the average price per gallon from 50.6 cents in 1994 to 54.5 cents in 1995.

Commissions expense increased 19.1%, $21 million, in the quarter ended
June 30, 1995 as compared to the same period in the prior year primarily due to increased passenger revenues and higher average effective commission rates.

Maintenance, materials and repairs costs decreased 22.3%, $29 million, during the quarter ended June 30, 1995 as compared to the same period in 1994 principally due to (i) the replacement of older aircraft with new aircraft, (ii) the closure of maintenance facilities in Los Angeles and Denver and (iii) the shift of scheduled maintenance work to outside suppliers who can support the Company's flight operations at a lower cost and at locations more convenient to its primary routes.

Other operating expense decreased 4.1%, $14 million, in the three months ended June 30, 1995 as compared to the same period in the prior year primarily as a result of decreases in advertising expense, catering expense and other miscellaneous expense, partially offset by increases in reservations and sales expense and aircraft servicing expense.

Interest expense decreased 8.2%, $5 million, during the three months ended June 30, 1995 as compared to the same period in 1994, primarily due to
(i) the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993 and (ii) principal reductions of long-term debt and capital lease obligations.

Interest capitalized decreased 25.0%, $1 million, in the quarter ended June 30, 1995 as compared to the same period in 1994 principally due to a decrease in the average balance of purchase deposits for flight equipment.

The Company's other nonoperating income (expense) in the quarter ended June 30, 1995 included a pre-tax gain of $108 million from the System One transactions.

Six Months Ended June 30, 1995 and 1994

The Company recorded consolidated net income of $72 million for the six months ended June 30, 1995 as compared to a consolidated net loss of $121 million for the six months ended June 30, 1994.

Passenger revenues of $2.6 billion for the first six months of 1995 increased 6.1%, $149 million, as compared to the same period in 1994, due primarily to a 5.0% increase in Continental's jet yield and a 1.4% increase in jet revenue passenger miles.

Wages, salaries and related costs decreased 3.6%, $27 million, during the first six months of 1995 compared to the same period in 1994 primarily due to a reduction in the number of full-time equivalent employees from approximately 39,800 as of June 30, 1994 to approximately 33,600 as of June 30, 1995. Such decrease was partially offset by accruals for a $20 million cash payment anticipated to be due to the pilots upon ratification of a new collective bargaining agreement (see Note 6), employee profit sharing and other incentive programs, including the payment of bonuses for on-time airline performance. In addition, wage rates were impacted by wage restorations resulting from an average 10.0% wage reduction implemented by the Company in July 1992, which reduction was restored in equal increments in December 1992, April 1993, April 1994 and July 1994.

Rentals and landing fees increased 8.3%, $33 million, for the first six months of 1995 compared to the same period in 1994. Rent expense increased primarily as a result of the delivery of new Boeing 737 and 757 aircraft during 1994 and early 1995. Such increase was partially offset by retirements and groundings of certain leased aircraft and reduced facility rentals and landing fees resulting from downsizing operations.

Aircraft fuel expense decreased 3.2%, $11 million, in the first six months of 1995 compared to the same period in 1994, principally due to a 5.8% reduction in the quantity of jet fuel used from 650.5 million gallons in 1994 to 612.5 million gallons in 1995. Such decrease was partially offset by a 2.7% increase in the average price per gallon from 52.1 cents in 1994 to 53.5 cents in 1995.

Commissions expense increased 8.2%, $19 million, in the first six months of 1995 as compared to the first six months of 1994 primarily due to increased passenger revenues and higher average effective commission rates.

Maintenance, materials and repairs costs decreased 25.3%, $67 million, during the first six months of 1995 compared to the same period in 1994 principally due to (i) the replacement of older aircraft with new aircraft,
(ii) the closure of maintenance facilities in Los Angeles and Denver and
(iii) the shift of scheduled maintenance work to outside suppliers who can support the Company's flight operations at a lower cost and at locations more convenient to its primary routes.

Interest expense decreased 11.3%, $14 million, during the first six months of 1995 compared to the same period in 1994, primarily due to (i) the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993 and (ii) principal reductions of long-term debt and capital lease obligations.

Interest capitalized decreased 42.9%, $3 million, in the first six months of 1995 compared to the same period in 1994 primarily due to a decrease in the average balance of purchase deposits for flight equipment.

Interest income increased 18.2%, $2 million, in the first six months of 1995 compared to the same period in 1994 principally due to an increase in the average interest rate earned on investments, partially offset by a decrease in the average balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the first six months of 1995 included a pre-tax gain of $108 million from the System One transactions. Other nonoperating income (expense) in the first six months of 1994 included foreign exchange and other losses of $9 million (related to the Japanese yen) and charges totaling approximately $2 million relating to the closing of certain airport stations.

LIQUIDITY AND CAPITAL COMMITMENTS

As part of the Company's Go Forward Plan, Continental has successfully negotiated agreements to increase its liquidity during 1995 and 1996. As discussed below, under binding agreements reached through August 11, 1995, the Company has improved its liquidity by an estimated $267 million in 1995 and $259 million in 1996. This achieves roughly 87% of the Go Forward Plan liquidity goal.

On March 31, 1995 the Company signed agreements with The Boeing Company ("Boeing") and certain engine manufacturers to defer substantially all aircraft deliveries that had been scheduled for 1996 and 1997. On
March 30, 1995, Continental amended its principal secured loan agreements with GE Capital and General Electric Company (collectively with GE Capital, the "Lenders") to defer 1995 and 1996 principal payments, and amended certain of its operating lease agreements with one of the Lenders to defer 1995 rental obligations. These agreements with Boeing, the engine manufacturers and the Lenders will improve the Company's liquidity by approximately $170 million in each of 1995 and 1996.

In connection with the Go Forward Plan, the Company has retired from service 23 less efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which are significantly less than contractual rentals on these aircraft, and began ceasing all rental and debt service payments as the aircraft were removed from service. In addition, in February 1995, Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. Also, the Company has reached an agreement in principle with a lessor relating to one 747 aircraft, subject to settlement of certain litigation. See Note 5. The Company began negotiations in February 1995 with the lessors of (or lenders with respect to) the 35 widebody aircraft to amend the payment schedules and provide, effective February 1, 1995, alternative compensation, including, in certain cases, debt securities convertible into Continental's Class B Common Stock, in lieu of current cash payments. As of August 11, 1995, the Company had issued convertible secured debentures in an aggregate principal amount of $139 million, entered into certain agreements, including restructured leases, and made certain payments to lessors with respect to 27 of these aircraft. The agreements with these lessors are expected to improve the Company's liquidity by an estimated
$77 million and $69 million in 1995 and 1996, respectively.

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

As part of its plan to dispose of non-core assets, Continental and System One entered into a series of transactions on April 27, 1995. See Note 6.

Continental's failure to make required payments to the Lenders, the City and certain aircraft lessors and lenders as described above constituted events of default under the respective agreements with such parties. The agreements reached through August 11, 1995 with the Lenders, the City, six aircraft lessors and two lenders have cured defaults under their respective agreements. As of August 11, 1995, defaults under the remaining six widebody aircraft leases were continuing due to the nonpayment of rent, which could entitle the lessors to pursue contractual remedies, including seeking to take possession of the affected aircraft. Additionally, the Company received a notice of lease termination dated April 18, 1995 from one lessor relating to one A300 aircraft, and such lessor sued the Company and certain other persons on May 2, 1995. See Note 5. The notice of lease termination resulted in additional cross defaults as of June 30, 1995 and accordingly, such defaulted debt and capital lease obligations have been classified as current liabilities as of June 30, 1995 in accordance with generally accepted accounting principles. As of August 11, 1995, the Company is in negotiations with substantially all the remaining lessors. The Company believes it will be able to successfully conclude the remaining negotiations and thus avoid any material adverse effect on the Company.

In July 1995, the Company was also sued for breach of lease and related documents by a lender with respect to one Boeing 747 aircraft leased by the Company. Continental believes that any breach of the lease and related documents has been cured and as a result, an event of default has not been reflected in the consolidated financial statements. See Note 5.

In addition, under "cross default" provisions, the payment defaults and the notice of lease termination from a lessor of one A300 aircraft create (and the Company's actions in connection with the Boeing 747 lease may have created) defaults under a significant number of Continental's other lease and debt agreements, and the Company's obligations under the agreements subject to such cross defaults are also eligible to be declared in default. However, management believes that it is unlikely that lessors or creditors will exercise remedies under cross default provisions because (i) the Company is making all required contractual payments under the applicable agreements, (ii) the contractual payments on a substantial majority of aircraft leases are at current market rates, (iii) taking possession of the aircraft would cause the lessors or lenders to incur remarketing costs, and
(iv) exercise of remedies could expose lessors and lenders to "lender liability" litigation. Additionally, the Company has made substantial progress in negotiations with lenders and lessors to cure the defaults. Management does not believe that events of default or cross defaults remaining after June 30, 1995 will have a material adverse effect on the Company.

As a result of a Federal Aviation Administration Airworthiness Directive, which forced the partial grounding of the Company's ATR commuter fleet in late 1994 and early 1995, the Company withheld January and February lease payments totaling $7 million on those ATR aircraft leased by the manufacturer. The Company's non-payment of rentals may have resulted in an event of default under the related lease agreements with Avions de Transport Regional ("ATR"). In July 1995, the Company reached a settlement with ATR which will cure any such payment default and provides for the settlement of certain claims between the Company and ATR.

The Company is in default under the debt agreement relating to the financing of the Company's Los Angeles International Airport ("LAX") maintenance facility. At June 30, 1995, the principal balance of the applicable obligation was approximately $63 million. As of August 11, 1995, the Company was in negotiations with the holders of the debt to restructure such debt and thereby cure the default. In light of the current status of such negotiations, the Company does not anticipate that such default will have a material adverse effect on the Company.

The Company has no current plans to take other actions in the future that would constitute additional events of default.

As a result of the defaults and cross-defaults described above that were continuing at August 11, 1995, approximately $583 million of the Company's long-term debt and capital lease obligations were classified as debt and capital lease obligations in default within current liabilities as of June 30, 1995. While the Company does not believe it is probable that it will be required to fund such defaulted obligations in the next 12 months, generally accepted accounting principles require that such defaulted obligations be classified as current liabilities at June 30, 1995. In addition, certain operating leases with remaining aggregate rentals of $2.1 billion as of June 30, 1995 were in default or cross default at August 11, 1995.

Continental has firm commitments to take delivery of 22 new 737 and five new 757 aircraft in 1995, one new 757 aircraft in 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is approximately $3.4 billion. As of August 11, 1995, 17 new 737 and three new 757 aircraft had been delivered. In December 1994, Continental Express, Inc. ("Express"), a wholly owned subsidiary, contracted with Beech Acceptance Corporation ("Beech") for the purchase and financing of 25 Beech 1900-D turboprop aircraft at an estimated aggregate cost of $104 million, excluding price escalations. Deliveries of the Beech aircraft are scheduled in 1995 and 1996. As of August 11, 1995, two Beech 1900-D aircraft had been delivered. In connection with the rescheduling of jet aircraft deliveries, $72 million was refunded in the first six months of 1995. The Company currently anticipates that available firm financing commitments with respect to its acquisition of new Boeing and Beech aircraft will be sufficient to fund all deliveries scheduled during the years 1995 and 1996.

Continental expects its 1995 capital expenditures, exclusive of aircraft, to aggregate approximately $83 million, primarily relating to aircraft modifications, passenger terminal facility improvements and maintenance, telecommunications and ground equipment.

As of June 30, 1995, the Company had approximately $502 million in cash and cash equivalents, compared to $396 million as of December 31, 1994. Net cash provided by operating activities increased by approximately
$133 million during the six months ended June 30, 1995 compared to the same period in the prior year principally due to earnings improvement. In addition, net cash provided by investing activities increased to approximately $49 million primarily as a result of cash proceeds received from the System One transactions in 1995 and an increase in purchase deposits refunded in 1995 due to cancelled aircraft options, delivery deferrals or delivery of aircraft, as well as higher capital expenditures during 1994 relating to purchase deposits on jet and turboprop aircraft and expenditures relating to the Company's discontinued Continental Lite operations. Net cash used by financing activities for the six months ended June 30, 1995 compared to the same period in the prior year remained relatively constant.

Continental does not have general lines of credit, and substantially all of its assets, including the stock of its subsidiaries, are encumbered.

Approximately $150 million and $119 million of cash and cash equivalents at June 30, 1995 and December 31, 1994, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. In addition, Continental Micronesia, Inc. ("CMI"), a 91%-owned subsidiary, is required by its loan agreement with GE Capital to maintain certain minimum cash balances and net worth levels, which effectively restrict the amount of cash available to Continental from CMI. As of June 30, 1995, CMI had a minimum cash balance requirement of $26 million.

Continental currently believes that its cash on hand, together with cash expected to be generated from operations, cash anticipated to be generated from the disposition of non-strategic assets and available aircraft financing will be sufficient to fund its operations, fleet commitments and expected capital expenditures for the remainder of 1995.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        See Note 5 of Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES.

        See Note 3 for a discussion of the exchange of the 8% Preferred and 12% Preferred for Series A 8% Preferred and Series A 12% Preferred.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        As more fully discussed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments", Continental is in default and cross default on certain long-term debt and capital and operating lease obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's Annual Meeting of Stockholders was held on June 5, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

        Nominee                         Votes For      Votes Withheld
        Thomas J. Barrack, Jr.          72,559,418        5,923,231
        Gordon M. Bethune               72,559,421        5,923,228
        David Bonderman                 72,559,710        5,922,939
        Gregory D. Brenneman            72,554,631        5,928,018
        Joel H. Cowan                   72,561,113        5,921,536
        Patrick Foley                   72,561,515        5,921,134
        Rowland C. Frazee, C.C.         72,560,043        5,922,606
        Hollis L. Harris                72,561,605        5,921,044
        Dean C. Kehler                  72,559,039        5,923,610
        Robert L. Lumpkins              72,560,456        5,922,193
        Douglas H. McCorkindale         72,561,558        5,921,091
        David E. Mitchell, O.C.         72,560,666        5,921,983
        Richard W. Pogue                72,561,480        5,921,169
        William S. Price                72,560,781        5,921,868
        Donald L. Sturm                 72,561,375        5,921,274
        Claude I. Taylor, O.C.          72,560,467        5,922,182
        Karen Hastie Williams           72,560,228        5,922,421
        Charles A. Yamarone             72,559,729        5,922,920

        An amendment to the Company's 1994 Incentive Equity Plan (the "Plan") was proposed to (i) increase the number of shares of Class B common stock covered by the Plan from 2,300,000 to 3,000,000 and increase to 400,000 the number of shares subject to options that may be granted to any participant during any calendar year, (ii) permit the Chief Executive Officer to administer and make awards under the Plan with respect to certain individuals, (iii) provide that the Plan administrator may require certain restrictions and
        (iv) make certain technical changes.

        The votes of the stockholders on this proposal were as follows:

                            Votes            Votes          Broker
        Votes For          Against         Abstaining      Non-Votes
        67,204,413        11,198,585         79,651           -0-

        A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1995 was approved as follows:

                            Votes            Votes          Broker
        Votes For          Against         Abstaining      Non-Votes
        78,362,679          61,328           58,642           -0-

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

              4.1 Certificate of Elimination with respect to Certificates of Designations of 8% Cumulative Preferred Stock and 12% Cumulative Preferred Stock.

              4.2 Certificate of Designations of Series A 8% Cumulative Preferred Stock.

              4.3 Certificate of Designations of Series A 12% Cumulative Preferred Stock.

              4.4 Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

             10.1  Employment Agreement between the Company and Gordon M.
                   Bethune.

             10.2 Employment agreement between the Company and Gregory D. Brenneman.

             11.1  Statement Regarding Computation of Per Share Earnings.

             27.1  Financial Data Schedule.

        (b)  Reports on Form 8-K:

             None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINENTAL AIRLINES, INC.

                                                 (Registrant)





Date:  August 11, 1995             by: /s/ Lawrence W. Kellner

                                       Lawrence W. Kellner
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (On behalf of Registrant)




Date:  August 11, 1995             /s/ Michael P. Bonds
                                       Michael P. Bonds
                                       Staff Vice President and Controller
                                       (Principal Accounting Officer)