Form 10-Q
period 1995-09-30
CONTINENTAL AIRLINES INC /DE/
filed 1995-11-13
CIK 319687

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                    OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number 0-9781

                        CONTINENTAL AIRLINES, INC.
          (Exact name of registrant as specified in its charter)

          Delaware                                   74-2099724
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

                      2929 Allen Parkway, Suite 2010
                           Houston, Texas  77019
                 (Address of principal executive offices)
                                (Zip Code)

                               713-834-2950
           (Registrant's telephone number, including area code)

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

As of October 13, 1995, 6,301,056 shares of Class A common stock and 21,276,963 shares of Class B common stock were outstanding.


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions of dollars, except per share data)


                              Three Months              Nine Months
                          Ended September 30,       Ended September 30,
                           1995         1994         1995         1994
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Operating Revenues:
 Passenger. . . . . . .   $1,402       $1,351       $3,997       $3,797
 Cargo, mail and
  other . . . . . . . .      113          163          405          464
                           1,515        1,514        4,402        4,261

Operating Expenses:
 Wages, salaries and
  related costs . . . .      356          394        1,079        1,144
 Aircraft fuel. . . . .      171          196          508          544
 Commissions. . . . . .      126          107          376          338
 Aircraft rentals . . .      122          107          370          316
 Maintenance, materials
  and repairs . . . . .      119          109          317          374
 Other rentals and
  landing fees. . . . .       87          103          271          293
 Depreciation and
  amortization. . . . .       63           65          192          190
 Other. . . . . . . . .      318          350          998        1,036
                           1,362        1,431        4,111        4,235

Operating Income. . . .      153           83          291           26

Nonoperating Income
 (Expense):
 Interest expense . . .      (52)         (59)        (162)        (183)
 Interest capitalized .        1            3            5           10
 Interest income. . . .        9            6           22           17
 Other, net . . . . . .        2            -          110           (4)
                             (40)         (50)         (25)        (160)

Income (Loss) Before Income
 Taxes and Minority
 Interest . . . . . . .      113           33          266         (134)
Income Tax Benefit
 (Provision). . . . . .        -            -          (78)          47
Income (Loss) Before
 Minority Interest. . .      113           33          188          (87)
Minority Interest . . .       (2)          (2)          (5)          (3)
Net Income (Loss) . . .      111           31          183          (90)
Preferred Dividend
 Requirements and
 Accretion to
 Liquidation Value. . .       (5)          (2)          (8)          (5)
Income (Loss) Applica-
 ble to Common Shares .   $  106       $   29       $  175       $  (95)

Earnings (Loss) per
 Common and Common
 Equivalent Share . . .   $ 3.09       $ 1.03       $ 5.87       $(3.69)

Earnings (Loss) per
 Common Share Assuming.
 Full Dilution. . . . .   $ 2.68       $ 1.03       $ 5.35       $(3.69)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In millions of dollars)
                                             September 30,   December 31,
             ASSETS                              1995            1994
                                              (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents of
  $127 and $119, respectively . . . . . . . .  $  603         $  396
 Accounts receivable, net . . . . . . . . . .     417            376
 Spare parts and supplies, net. . . . . . . .     146            142
 Prepayments and other. . . . . . . . . . . .      75             76
  Total current assets. . . . . . . . . . . .   1,241            990

Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . . . .   1,059          1,004
  Other . . . . . . . . . . . . . . . . . . .     278            282
                                                1,337          1,286
  Less:  Accumulated depreciation . . . . . .     275            207
                                                1,062          1,079

 Purchase deposits for flight equipment . . .      42            166

 Capital leases:
  Flight equipment. . . . . . . . . . . . . .     401            400
  Other . . . . . . . . . . . . . . . . . . .      27             17
                                                  428            417
  Less:  Accumulated amortization . . . . . .     109             69
                                                  319            348
   Total property and equipment . . . . . . .   1,423          1,593

Other Assets:
 Routes, gates and slots, net . . . . . . . .   1,545          1,591
 Reorganization value in excess of amounts
  allocable to identifiable assets, net . . .     255            318
 Investments. . . . . . . . . . . . . . . . .     159             17
 Other assets, net. . . . . . . . . . . . . .      69             92

   Total other assets . . . . . . . . . . . .   2,028          2,018

     Total Assets . . . . . . . . . . . . . .  $4,692         $4,601









                                                   (continued on next page)


                        CONTINENTAL AIRLINES, INC.
                        CONSOLIDATED BALANCE SHEETS
                (In millions of dollars, except share data)

                                               September 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1995           1994
                                                (Unaudited)
Current Liabilities:
 Debt and capital lease obligations in default.   $    -        $  490
 Current maturities of long-term debt . . . . .      196           126
 Current maturities of capital leases . . . . .       53            26
 Accounts payable . . . . . . . . . . . . . . .      604           630
 Air traffic liability. . . . . . . . . . . . .      687           584
 Accrued payroll and pensions . . . . . . . . .      176           179
 Accrued other liabilities. . . . . . . . . . .      314           373
  Total current liabilities . . . . . . . . . .    2,030         2,408

Long-Term Debt. . . . . . . . . . . . . . . . .    1,384         1,038

Capital Leases. . . . . . . . . . . . . . . . .      331           164

Deferred Credits and Other Long-Term
 Liabilities:
  Deferred income taxes . . . . . . . . . . . .       97            28
  Deferred credit - operating leases. . . . . .      106           138
  Accruals for aircraft retirements and
   excess facilities. . . . . . . . . . . . . .      186           392
  Other . . . . . . . . . . . . . . . . . . . .      229           251
   Total deferred credits and other
    long-term liabilities . . . . . . . . . . .      618           809

Commitments and Contingencies

Minority Interest . . . . . . . . . . . . . . .       29            26

Redeemable Preferred Stock (aggregate
 redemption value - $40 and $56,
 respectively). . . . . . . . . . . . . . . . .       40            53

Common Stockholders' Equity:
 Class A common stock - $.01 par, 50,000,000
  shares authorized; 6,301,056 shares
  issued and outstanding. . . . . . . . . . . .        -             -
 Class B common stock - $.01 par, 100,000,000
  shares authorized; 21,276,713 and 20,403,512
  shares issued, respectively . . . . . . . . .        -             -
 Additional paid-in capital . . . . . . . . . .      732           778
 Accumulated deficit. . . . . . . . . . . . . .     (469)         (652)
 Unvested portion of restricted stock . . . . .      (11)          (14)
 Additional minimum pension liability . . . . .       (7)           (7)
 Unrealized gain (loss) on marketable equity
  securities. . . . . . . . . . . . . . . . . .       15            (2)
 Treasury stock - 30,000 shares
  at December 31, 1994. . . . . . . . . . . . .        -             -
   Total common stockholders' equity. . . . . .      260           103
    Total Liabilities and Stockholders' Equity.   $4,692        $4,601

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        CONTINENTAL AIRLINES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In millions of dollars)
                                                      Nine Months
                                                   Ended September 30,
                                                   1995           1994
                                                (Unaudited)   (Unaudited)
Net Cash Provided by Operating Activities . . .    $283          $ 69

Cash Flows from Investing Activities:
 Investment in America West . . . . . . . . . .       -           (19)
 Proceeds from disposition of property,
  equipment and other assets. . . . . . . . . .      13             2
 Capital expenditures, net of returned
  purchase deposits . . . . . . . . . . . . . .     (63)         (189)
 Purchase deposits refunded in connection
  with aircraft delivered . . . . . . . . . . .      97            67
 Proceeds from System One transactions. . . . .      40             -
  Net cash provided (used) by investing
   activities . . . . . . . . . . . . . . . . .      87          (139)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt, net.       8            30
 Payments on long-term debt and capital lease
  obligations . . . . . . . . . . . . . . . . .    (168)         (180)
 Proceeds from issuance of common stock . . . .      11             -
 Purchase of warrants . . . . . . . . . . . . .     (14)            -
  Net cash used by financing activities . . . .    (163)         (150)

Net Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . . . . .     207          (220)

Cash and Cash Equivalents-Beginning of Period .     396           721

Cash and Cash Equivalents-End of Period . . . .    $603          $501

Supplemental Cash Flow Information:
 Interest paid. . . . . . . . . . . . . . . . .    $136          $146
 Income taxes paid. . . . . . . . . . . . . . .    $  9          $  -

Investing and Financing Activities Not
 Affecting Cash:
 Reclassification of accrued rent, capital
  leases and interest to long-term debt . . . .    $ 42          $ 25
 Capital lease obligations incurred . . . . . .    $  9          $ 10
 Property and equipment acquired through the
  issuance of debt. . . . . . . . . . . . . . .    $ 21          $ 10
 Financed purchase deposits for flight
  equipment . . . . . . . . . . . . . . . . . .    $  5          $ 18
 Return of financed purchase deposits . . . . .    $ 10          $  -
 Reclassification of accrued management fees
  to long-term debt . . . . . . . . . . . . . .    $ 21          $  -
 Investment in AMADEUS. . . . . . . . . . . . .    $120          $  -
 Reduction of debt in connection with
  System One transactions . . . . . . . . . . .    $ 42          $  -
 Issuance of debt in connection with purchase
  of Air Canada warrants. . . . . . . . . . . .    $ 42          $  -
 Issuance of convertible secured debentures
  in connection with the aircraft settlements .    $165          $  -
 Conversion of preferred stock into
  long-term debt. . . . . . . . . . . . . . . .    $ 21          $  -

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

NOTE 1 - LIQUIDITY

The Company has retired from service 24 less-efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which are significantly less than contractual rentals on these aircraft, and began ceasing all rental payments as the aircraft were removed from service. In addition, in the first quarter of 1995, Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. These actions caused a significant number of defaults and cross defaults in various long-term debt, capital lease and operating lease agreements. The Company began negotiations in February 1995 with the lessors of (or lenders with respect to) these 35 widebody aircraft to amend the payment schedules and provide, effective February 1, 1995, alternative compensation, including, in certain cases, convertible secured debentures in lieu of current cash payments. The Company has reached resolutions covering all 35 widebody aircraft, thereby curing defaults under the related agreements and the resulting cross defaults. The last such resolution was achieved during the fourth quarter of 1995. In connection with these resolutions, Continental issued convertible secured debentures in an aggregate principal amount of $165 million, including payment-in-kind interest of $7 million as of September 30, 1995, entered into certain agreements including restructured leases and made certain payments to lessors and lenders. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments".

The Company had also been in default under the debt agreement relating to the financing of the Company's Los Angeles International Airport ("LAX") maintenance facility. On September 29, 1995, the Company consummated a restructuring of such indebtedness, which involved the issuance of approximately $65 million in principal amount (including payment-in-kind interest of $2 million) of unsecured indebtedness payable in installments between 1997 and 2000, in exchange for all of the indebtedness and accrued but unpaid interest thereon formerly secured by the Company's LAX maintenance facility and related equipment. This restructuring cured the defaults under the indebtedness and related cross defaults.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The earnings (loss) per common share computations are based upon earnings
(loss) applicable to common shares and the average number of shares of common stock, common stock equivalents (stock options, warrants and restricted stock) and potentially dilutive securities (convertible secured debentures) outstanding. The number of shares used in the primary earnings per share computations for the three and nine months ended September 30, 1995 was 35,366,465 and 32,257,088, respectively. The number of shares used in the fully diluted earnings per share computations for the three and nine months ended September 30, 1995 was 40,969,811 and 34,124,870, respectively. The number of shares used in the primary and fully diluted computations for both the three and nine months ended September 30, 1994 was 28,988,888 and 25,522,568, respectively. Preferred stock dividend requirements, including additional dividends on unpaid dividends, accretion to redemption value and the accelerated accretion on the redeemed Series A 8% Cumulative Preferred Stock ("Series A 8% Preferred") caused by the exchange thereof for debt of the Company on September 29, 1995 (see Note 4) decreased net income for this computation by approximately $5 million and $8 million for the three and nine months ended September 30, 1995, respectively.

NOTE 3 - CONVERTIBLE SECURED DEBENTURES

As of September 30, 1995, Continental had issued approximately $139 million (including payment-in-kind interest of $6 million) of its Series A 6% Convertible Secured Debentures ("Series A Debentures") and $26 million (including payment-in-kind interest of $1 million) of its Series B 8% Convertible Secured Debentures ("Series B Debentures") in connection with the settlements entered into with certain widebody aircraft lessors and lenders. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments". Principal payments under the Series A Debentures are due in ten equal semiannual installments beginning August 1, 1997. Principal payments under the Series B Debentures are due in thirteen equal quarterly installments beginning February 1, 1997. The Series A Debentures provide for interest to be paid in additional Series A Debentures from February 1, 1995 through January 31, 1997, and the Series B Debentures provide for interest to be paid in additional Series B Debentures from February 1, 1995 through January 31, 1996. The Series A and Series B Debentures may be converted by their respective holders at any time on or after August 1, 1996, if not previously redeemed by the Company, into shares of Continental's Class B Common Stock ("Class B") at an initial price of $26 per share. The
Series A Debentures may be called for redemption at any time by Continental at par, and the Series B Debentures may be called for redemption at any time by Continental with a 15% redemption premium.

NOTE 4 - PREFERRED AND COMMON STOCK

Redeemable Preferred Stock. In June 1995, Continental issued two new series of preferred stock in exchange for its previously existing preferred stock. Effective June 30, 1995 and in exchange for the 171,000 shares of 8% Cumulative Preferred Stock outstanding as of June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued 202,784 shares of its new Series A 8% Preferred. On September 29, 1995, Continental issued a secured promissory note (the "Redemption Loan") with a principal amount of approximately $21 million to an affiliate of General Electric Capital Corporation ("GE Capital") in exchange for its 202,784 shares of Series A 8% Preferred, together with accumulated dividends thereon (representing all of the outstanding Series A 8% Preferred). The Redemption Loan bears interest at 8.0% per annum from September 29, 1995 through March 31, 1996 and 9.86% per annum thereafter.

Effective June 30, 1995 and in exchange for the 300,000 shares of 12% Cumulative Preferred Stock outstanding as of June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued 386,358 shares of its new Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred") to an affiliate of Air Canada. Holders of Series A 12% Preferred are entitled to receive, when and if declared by the Board of Directors, cumulative dividends payable quarterly in additional shares of such preferred stock for dividends accumulating through December 31, 1996, and thereafter in cash at an annual rate of $12 per share. To the extent net income, as defined, for any calendar quarter is less than the amount of dividends due on all outstanding shares of Series A 12% Preferred for such quarter, the Board may declare dividends payable in additional shares of Series A 12% Preferred in lieu of cash. At any time, the Company may redeem, in whole or in part, on a pro rata basis among the stockholders, any outstanding shares of Series A 12% Preferred, and all outstanding shares are mandatorily redeemable on April 27, 2003 out of legally available funds. The redemption price is $100 per share plus accrued unpaid dividends. The Series A 12% Preferred is not convertible into shares of common stock and has no voting rights, except under limited circumstances.

NOTE 5 - PASSENGER REVENUES

In the third quarter of 1994, the Company recorded a $23 million favorable adjustment as a result of a change in the Company's estimate of awards expected to be redeemed for travel on Continental under its frequent flyer program.

NOTE 6 - INCOME TAXES

A provision for income taxes was recorded in the second quarter of 1995 related to the System One Information Management, Inc. ("System One") transactions. See Note 9. No provision for income taxes was recorded for the three months ended September 30, 1995 and no additional provision was recorded for the nine months ended September 30, 1995 since the Company had incurred net operating losses for which a tax benefit had not previously been recorded. However, the Company recorded a current provision in the amount of $9 million for alternative minimum taxes for the nine months ended September 30, 1995. This provision was fully offset by a deferred tax benefit related to alternative minimum tax credit carryforwards.

The income tax benefit for the nine months ended September 30, 1994 differs from the federal statutory rate principally due to an increase in the deferred tax valuation allowance related to a portion of the Company's net operating losses that may not be realizable, state taxes and certain nondeductible expenses. A provision was not recorded for the three months ended September 30, 1994 since the Company had incurred net operating losses for which a tax benefit had not previously been recorded.

NOTE 7 - NONRECURRING CHARGES

During the fourth quarter of 1994, the Company recorded a nonrecurring charge of approximately $447 million associated primarily with (i) the planned early retirement of certain aircraft and (ii) closed or underutilized facilities and other assets. Approximately $324 million of the nonrecurring charge represented an actual cash outlay to be incurred over terms of from one to 15 years and approximately $123 million represented a noncash charge associated with a write-down of certain assets (principally inventory and flight equipment to expected net realizable value).

Approximately $218 million of the anticipated cash outlay was associated with the planned early retirement during 1995 of 24 widebody jet aircraft (21 Airbus A300s and three Boeing 747s), 23 narrowbody Boeing 727 jet aircraft and five Dash 7 turboprop aircraft. The majority of these aircraft had remaining lease obligations beyond the planned retirement dates for such aircraft. As a result of agreements with affected lessors, $165 million (including payment in kind interest through September 30, 1995) of Series A and Series B Debentures were issued to certain lessors and lenders to satisfy the remaining obligations related to these retired aircraft. This amount, together with other costs incurred related to the retirement of these aircraft, reduced the accruals for aircraft retirements and excess facilities in the accompanying consolidated balance sheet by approximately $198 million during the nine months ended September 30, 1995.

Approximately $106 million of the anticipated cash outlay was associated with the closure of the LAX maintenance facility and underutilized airport facilities (primarily associated with the new Denver International Airport ("DIA")). As of September 30, 1995, approximately $8 million of the anticipated cash outlay had been incurred.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A group of former bondholders appealed to have the United States District Court for the District of Delaware (the "District Court") declare invalid the Company's April 1993 Plan of Reorganization provisions relating to the allocation for payment of unsecured creditors and the provisions releasing certain current and former officers and directors of the Company and its former parent from the claims of creditors. If the bondholders had successfully imposed liability upon such officers and directors, the Company could have been required to indemnify such individuals. The Company opposed the appeal on the merits and sought dismissal of certain of the claims as moot due to the substantial consummation of the Plan of Reorganization. On March 16, 1995, the District Court dismissed the appeal in part on grounds of mootness and denied it in part on the merits. Plaintiffs appealed to the Third Circuit Court of Appeals (the "Third Circuit"), and on July 7, 1995, the Company settled this litigation by paying $400,000 for the benefit of bondholders. On August 15, 1995, the Third Circuit dismissed the appeal.

On December 3, 1990, the Company owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four collateral pools moved in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline. Prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees, except for a claim of approximately $117 million for alleged market value decline of 29 aircraft and 81 spare engines in the fourth collateral pool. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The District Court dismissed the appeals as moot, and the trustees appealed to the Third Circuit seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. The Third Circuit heard oral arguments from the parties in September 1995. Such appeal is still pending. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

The Company, the City and County of Denver (the "City") and certain other parties entered into an agreement (the "DIA Settlement") that was approved by the Denver City Council on April 10, 1995 and relates to gates and operational space at DIA. The DIA Settlement provides for the release of certain claims and the settlement of certain litigation filed by the City against the Company and reduces (i) the full term of the lease to five years, subject to certain rights of renewal granted to the Company, (ii) the number of gates leased from 20 to 10, and (iii) the amount of leased operational and other space by approximately 70%. The reduced number of gates and operational space exceed the Company's current needs at the airport. The Company is finalizing the sublease of four gates and certain operational space to another carrier, and is negotiating a sublease of one additional gate and certain operational space with a different carrier. The Company will attempt to sublease additional facilities and operational space as well. To the extent the Company is able to sublease additional gates and operational space, its costs under the lease will be reduced.

Another air carrier filed a complaint with the Department of Transportation ("DOT") alleging that the DIA Settlement had increased its rates and charges at DIA and such carrier had not approved the changes to the rates and charges. DOT dismissed the air carrier's complaint. The DIA Settlement may still be challenged by certain parties, including by other air carriers, and the Company cannot predict what the outcome of any such challenge would be. If the DIA Settlement were successfully challenged, the Company believes it has defenses against the City, as well as claims against the City that would justify rescission of the lease or, if rescission were not awarded by the court, a substantial reduction in the Company's obligations thereunder. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments". A successful challenge to the DIA Settlement could reduce or eliminate the Company's estimated savings at DIA.

On February 9, 1995, Delta Air Lines, Inc. imposed dollar limits on the base commissions it would pay to travel agents on domestic airline tickets. Shortly thereafter, other airlines, including the Company, imposed similar dollar limits on their respective commissions. In February and March of 1995, the Company and six other major United States airlines were sued in a number of putative class actions, which have been consolidated as In re Airline Travel Agents Antitrust Litigation in the United States District Court for the District of Minnesota (the "Court"), in which various travel agents allege that the Company and the other defendants combined and conspired in unreasonable restraint of trade and commerce in violation of applicable antitrust laws. The plaintiffs also allege that the defendant airlines unlawfully fixed, lowered, maintained and stabilized the commissions paid to United States travel agents. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and related costs. On August 23, 1995, the Court denied plaintiff's motion for a preliminary injunction and denied defendants' motion for summary judgment. On September 12, 1995, defendants filed a motion to certify an interlocutory appeal to the Eighth Circuit Court of Appeals regarding the standard of review for summary judgment to be applied by the Court in a conspiracy case under the antitrust laws. Such motion was denied on September 27, 1995. The Company is in the process of preparing for further discovery in this litigation. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

On May 2, 1995, GATX Third Aircraft Corporation ("GATX") filed an action in the Superior Court of California for the County of San Francisco against Continental and several unnamed "Doe" defendants with respect to one A300 aircraft (the "GATX litigation"). GATX alleged that Continental had breached the terms of an aircraft lease between GATX and Continental. GATX sought the return of the aircraft and engines, damages of $436,000 for unpaid rent, damages of $20 million (less the fair market value of the aircraft) in liquidation of its claims for future rent, costs and interest. The Company settled such litigation in October 1995 in a manner consistent with other lease restructurings effected by the Company. The settlement did not have a material adverse effect on the Company.

On July 7, 1995, The Nippon Credit Bank, Ltd. ("Nippon") filed a suit against Continental in the United States District Court in Los Angeles, California with respect to a Boeing 747 aircraft leased by Continental. Nippon alleged that events of default existed under the lease based on a delay by Continental in making rent payments from March through June of 1995 and Continental's decision to cease flying the aircraft. Nippon claimed approximately $37 million in liquidated damages. Because Continental had made all rent payments due under the lease (including interest at a rate specified in the lease) and believed it was in compliance with all requirements of the lease, Continental denied the existence of any event of default under the lease. Continental agreed to purchase Nippon's loan and settle this litigation in November 1995. The settlement will not have a material adverse effect on the Company.

In conjunction with the issuance of the Series A and Series B Debentures, the Company has issued five contingent promissory notes aggregating
$57 million to the holders of the debentures. Such notes will be automatically discharged once the debentures are either paid in full, converted to common stock or otherwise satisfied. Inasmuch as the Company believes it will pay the debentures in full, it does not anticipate that any payments will be made under the notes. Consequently, the notes have not been reflected as debt in the accompanying consolidated balance sheet.

In August 1993, the United States increased taxes on domestic fuel, including aircraft fuel, by 4.3 cents per gallon. Airlines were exempt from this tax increase until October 1, 1995, and pending legislation in Congress would continue the exemption through February 28, 1997. There can be no assurance that the continuation of this exemption will be enacted, or if enacted, the terms on which and the period for which the exemption will be effective. Continental has begun making its regular semi-monthly deposits based on the increased fuel tax. If ultimately implemented, the fuel tax would increase the annual operating expenses of Continental and Continental Express, Inc. ("Express"), the Company's wholly owned commuter subsidiary, by approximately $36 million based on projected domestic fuel consumption levels during 1996. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments".

NOTE 9 - OTHER

Continental CRS Interests, Inc. ("Continental CRS"). Continental and its subsidiary, System One, entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets (including the travel agent subscriber base and travel-related information management products and services software), as well as certain liabilities of System One, were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS (which was formerly named System One and remains a wholly owned subsidiary of Continental), Electronic Data Systems Corporation ("EDS") and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. In addition to the one-third interest in LLC, Continental CRS received cash proceeds of $40 million and an equity interest in AMADEUS valued at $120 million, and outstanding indebtedness of $42 million of System One owed to EDS was extinguished. System One's revenues, included in cargo, mail and other revenue, and related net earnings are not material to the consolidated financial statements of Continental. In connection with these transactions, the Company recorded a pretax gain of $108 million, which amount was included in Other Nonoperating Income (Expense) in the accompanying consolidated statement of operations for the nine months ended September 30, 1995. The related tax provision totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million.

Pilot Contracts. The Company and its pilots (excluding Express pilots) entered into a collective bargaining agreement with the Independent Association of Continental Pilots ("IACP") that was ratified by the pilots and becomes amendable in July 1997. The new agreement provides for a $20 million cash payment by the Company (which was accrued in the second quarter of 1995 and paid in the fourth quarter of 1995), a 2.5% longevity wage increase on July 1, 1995, a $10 million cash payment on April 1, 1996, a 13.5% wage increase on July 1, 1996 and a 5.0% wage increase on June 30, 1997. Under the agreement the pilots agreed to forego their participation in employee profit sharing for 1995 and 1996.

Express and its pilots have entered into a collective bargaining agreement with the IACP that was ratified by Express pilots and becomes amendable on October 1, 1997. The new agreement provides for an approximately $2 million cash payment by Express (half of which was paid upon ratification and half of which is payable on January 1, 1996), 2.5% wage increases on July 1, 1996 and June 30, 1997, profitability bonuses and participation in Continental's on-time performance bonus plan.

NOTE 10 - RELATED PARTY TRANSACTIONS

On July 27, 1995 and August 10, 1995, Air Partners purchased from the Company an aggregate of 154,113 and 328,660 shares of Class B common stock, respectively, at purchase prices of $15.86 per share (with respect to a total of 355,330 shares) and $13.40 per share (with respect to a total of 127,443 shares). Of the total, 158,320 shares were purchased pursuant to the exercise of antidilution rights granted to Air Partners under the Certificate of Incorporation and the remaining 324,453 shares were purchased pursuant to the exercise of antidilution rights granted to Air Canada under the Certificate of Incorporation (which rights were purchased by Air Partners immediately prior to their exercise on August 10, 1995).

On September 29, 1995, Continental purchased from Air Canada warrants to purchase an aggregate of 1,367,880 shares of Continental's Class A Common Stock ("Class A") and 4,849,755 shares of Class B for an aggregate purchase price of approximately $56 million (including a waiver fee of $5 million paid to a major creditor of the Company), of which Continental paid approximately $14 million in cash and a $42 million unsecured one-year note (the "Air Canada Warrant Repurchase"). The $5 million waiver fee has been included in Other Nonoperating Income (Expense) in the accompanying consolidated statement of operations for the three and nine months ended September 30, 1995. The note bears 8.0% interest from September 29, 1995 through December 31, 1995, 10.0% interest from January 1, 1996 through March 31, 1996, 12.0% interest from April 1, 1996 through June 30, 1996 and 14.0% interest from July 1, 1996 through September 30, 1996. The
6,217,635 warrants purchased had exercise prices of $15.00 per share (as to 3,706,667 shares) and $30.00 per share (as to 2,510,968 shares).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

An analysis of statistical information for Continental's jet operations for the periods indicated is as follows:

                                       Three Months Ended        Net
                                         September 30,        Increase/
                                        1995        1994      (Decrease)
Revenue passengers (thousands). . . .   9,695      11,629      (16.6)%
Revenue passenger miles
 (millions) (a) . . . . . . . . . . .  10,757      11,616       (7.4)%
Available seat miles (millions) (b) .  15,312      17,259      (11.3)%
Block hours (thousands) (c) . . . . .     275         295       (6.8)%
Passenger load factor (d) . . . . . .    70.3%       67.3%       3.0  pts.
Breakeven passenger load factor (e) .    62.7%       63.0%      (0.3) pts.
Passenger revenue per available
  seat mile (cents) (f) . . . . . . .    8.61        7.38       16.7 %
Operating cost per available seat
  mile (cents) (g). . . . . . . . . .    8.44        7.56       11.6 %
Operating cost per block hour . . . .  $4,690      $4,419        6.1 %
Average yield per revenue
  passenger mile (cents) (h). . . . .   12.26       10.97       11.8 %
Average fare per revenue passenger. . $136.04     $109.57       24.2 %
Average length of aircraft
  flight (miles). . . . . . . . . . .     858         707       21.4 %
Average daily utilization of
  each aircraft (hours) (i) . . . . .    9:45       10:10       (4.1)%
Actual aircraft in fleet at end
 of period. . . . . . . . . . . . . .     311         321       (3.1)%

                                       Nine Months Ended         Net
                                         September 30,        Increase/
                                        1995        1994      (Decrease)
Revenue passengers (thousands). . . .  28,597      31,493       (9.2)%
Revenue passenger miles
 (millions) (a) . . . . . . . . . . .  30,577      31,154       (1.9)%
Available seat miles (millions) (b) .  46,496      48,632       (4.4)%
Block hours (thousands) (c) . . . . .     826         851       (2.9)%
Passenger load factor (d) . . . . . .    65.8%       64.1%       1.7  pts.
Breakeven passenger load factor (e) .    61.1%       63.2%      (2.1) pts.
Passenger revenue per available
  seat mile (cents) (f) . . . . . . .    8.12        7.36       10.3 %
Operating cost per available seat
  mile (cents) (g). . . . . . . . . .    8.27        7.92        4.4 %
Operating cost per block hour . . . .  $4,653      $4,521        2.9 %
Average yield per revenue
  passenger mile (cents) (h). . . . .   12.34       11.49        7.4 %
Average fare per revenue passenger. . $131.98     $113.64       16.1 %
Average length of aircraft
  flight (miles). . . . . . . . . . .     831         728       14.1 %
Average daily utilization of
  each aircraft (hours) (i) . . . . .    9:35        9:56       (3.5)%
Actual aircraft in fleet at end
 of period. . . . . . . . . . . . . .     311         321       (3.1)%

(a)  The number of scheduled miles flown by revenue passengers.
(b) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(c) The number of hours an aircraft is operated in revenue service from gate-to-gate.
(d)  Revenue passenger miles divided by available seat miles.
(e) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
(f)  Passenger revenues divided by available seat miles.
(g)  Operating expenses divided by available seat miles.
(h) The average revenue received for each mile a revenue passenger is carried.
(i)  The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine months ended September 30, 1995 as compared to the corresponding periods ended September 30, 1994.

Due to greater demand for air travel during the summer months, revenues in the airline industry in the third quarter of the year tend to be significantly greater than revenues in the first quarter of the year and moderately greater than revenues in the second and fourth quarters of the year for the majority of air carriers. The Company's results of operations have typically reflected this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the general state of the United States and Japanese economies and fare actions taken by the Company and its competitors.

Comparison of Three Months Ended September 30, 1995 to Three Months Ended September 30, 1994

The Company recorded consolidated net income of $111 million for the three months ended September 30, 1995 as compared to consolidated net income of $31 million for the three months ended September 30, 1994. In the third quarter of 1994, the Company recorded a $23 million favorable adjustment as a result of a change in the Company's estimate of awards expected to be redeemed under its frequent flyer program.

Implementation of the Company's route realignment and capacity rationalization initiatives reduced Continental's capacity in the third quarter of 1995 by 11.3%, while traffic in this period declined only 7.4%, producing a 3.0 percentage point increase in load factor to 70.3%. This higher load factor, combined with an 11.8% increase in average yield per revenue passenger mile, contributed to a 3.8% increase in passenger revenues to $1.4 billion despite the decreased capacity.

Cargo, mail and other revenues decreased 30.7%, $50 million, in the three months ended September 30, 1995 as compared to the same period in the prior year, principally as a result of the System One transactions, which were effective April 27, 1995. See Note 9.

Wages, salaries and related costs decreased 9.6%, $38 million, during the quarter ended September 30, 1995 as compared to the same period in 1994, primarily due to a reduction in the number of full-time equivalent employees from approximately 38,400 as of September 30, 1994 to approximately 32,400 as of September 30, 1995. Such decrease was partially offset by accruals for employee profit sharing and other incentive programs, including the payment of bonuses for on-time airline performance. In addition, wage rates were impacted by a longevity pay increase for substantially all employee groups, effective July 1, 1995.

Aircraft fuel expense decreased 12.8%, $25 million, in the three months ended September 30, 1995 compared to the same period in 1994. The quantity of jet fuel used dropped 14.3% from 353.3 million gallons in the third quarter of 1994 to 302.8 million gallons in the third quarter of 1995, principally reflecting capacity reductions and increased stage lengths. Such decrease was partially offset by a 1.7% increase in the average price per gallon from 54.0 cents in 1994 to 54.9 cents in 1995.

Commissions expense increased 17.8%, $19 million, in the quarter ended September 30, 1995 as compared to the same period in the prior year, primarily due to increased passenger revenues and higher average effective commission rates associated with the Company's targeted travel agency initiatives and the elimination of noncommissionable Continental Lite fares.

Aircraft rentals increased 14.0%, $15 million, for the three months ended September 30, 1995 compared to the same period in 1994, primarily as a result of the delivery of new Boeing 737 and 757 aircraft during late 1994 and throughout 1995. Such increase was partially offset by retirements and groundings of certain leased aircraft.

Maintenance, materials and repairs costs increased 9.2%, $10 million, during the quarter ended September 30, 1995 as compared to the same period in 1994, principally due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program, partially offset by the replacement of older aircraft with new aircraft.

Other rentals and landing fees decreased 15.5%, $16 million, for the three months ended September 30, 1995 compared to the same period in 1994, principally due to reduced facility rentals and landing fees resulting from downsizing operations.

Other operating expense decreased 9.1%, $32 million, in the three months ended September 30, 1995 as compared to the same period in the prior year, primarily as a result of the System One transactions (which were effective April 27, 1995) coupled with decreases in advertising expense, aircraft servicing expense and other miscellaneous expense.

Interest expense decreased 11.9%, $7 million, during the three months ended September 30, 1995 as compared to the same period in 1994, primarily due to
(i) the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993 and (ii) principal reductions of long-term debt and capital lease obligations. Such decrease was partially offset by accrued interest on the Series A and Series B Debentures. See Note 3.

Interest income increased 50.0%, $3 million, in the third quarter of 1995 compared to the same period in the prior year, principally due to an increase in the average interest rate earned on investments coupled with an increase in the average balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the quarter ended September 30, 1995 included a $5 million pretax charge (14 cents and 12 cents per primary and fully diluted share, respectively) related to the Air Canada Warrant Repurchase. See Note 10.

No provision for income taxes was recorded for the three months ended September 30, 1995 or the three months ended September 30, 1994 as a result of the utilization of net operating loss carryforwards ("NOLs") for which a tax benefit had not previously been recorded.

Comparison of Nine Months Ended September 30, 1995 to Nine Months Ended September 30, 1994

The Company recorded consolidated net income of $183 million for the nine months ended September 30, 1995 as compared to a consolidated net loss of $90 million for the nine months ended September 30, 1994. The Company's net income in the nine months ended September 30, 1995 included a $30 million net gain on the System One transactions. See Note 9. In the third quarter of 1994, the Company recorded a $23 million favorable adjustment as a result of a change in the Company's estimate of awards expected to be redeemed under its frequent flyer program.

Implementation of the Company's route realignment and capacity rationalization initiatives reduced Continental's capacity in the first nine months of 1995 by 4.4%, while traffic in this period declined only 1.9%, producing a 1.7 percentage point increase in load factor to 65.8%. This higher load factor, combined with a 7.4% increase in average yield per revenue passenger mile, contributed to a 5.3% increase in passenger revenues to $4 billion despite the decreased capacity.

Cargo, mail and other revenues decreased 12.7%, $59 million, in the first nine months of 1995 compared to the same period in the prior year, principally as a result of the System One transactions, which were effective April 27, 1995. See Note 9.

Wages, salaries and related costs decreased 5.7%, $65 million, during the first nine months of 1995 compared to the same period in 1994, primarily due to a reduction in the number of full-time equivalent employees from approximately 38,400 as of September 30, 1994 to approximately 32,400 as of September 30, 1995. Such decrease was partially offset by accruals for a $20 million cash payment to the pilots upon ratification of a new collective bargaining agreement (see Note 9) and employee profit sharing and other incentive programs, including the payment of bonuses for on-time airline performance. In addition, wage rates were impacted by a longevity pay increase for substantially all employee groups, effective July 1, 1995, and wage restorations resulting from an average 10.0% wage reduction implemented by the Company in July 1992, which reduction was restored in equal increments in December 1992, April 1993, April 1994 and July 1994.

Aircraft fuel expense decreased 6.6%, $36 million, in the first nine months of 1995 compared to the same period in 1994. The quantity of jet fuel used dropped 8.8% from 1.004 billion gallons in 1994 to 915.3 million gallons in 1995, principally reflecting capacity reductions and increased stage lengths. Such decrease was partially offset by a 2.5% increase in the average price per gallon from 52.7 cents in 1994 to 54.0 cents in 1995.

Commissions expense increased 11.2%, $38 million, in the first nine months of 1995 as compared to the first nine months of 1994, primarily due to increased passenger revenues and higher average effective commission rates associated with the Company's targeted travel agency initiatives and the elimination of noncommissionable Continental Lite fares.

Aircraft rentals increased 17.1%, $54 million, for the first nine months of 1995 compared to the same period in 1994, primarily as a result of the delivery of new Boeing 737 and 757 aircraft during late 1994 and throughout 1995. Such increase was partially offset by retirements and groundings of certain leased aircraft.

Maintenance, materials and repairs costs decreased 15.2%, $57 million, during the first nine months of 1995 compared to the same period in 1994, principally due to the replacement of older aircraft with new aircraft and the volume and timing of overhauls as part of the Company's ongoing maintenance program, partially offset by the shift of scheduled maintenance work to outside suppliers.

Other rentals and landing fees decreased 7.5%, $22 million, for the nine months ended September 30, 1995 compared to the same period in 1994, principally due to reduced facility rentals and landing fees resulting from downsizing operations.

Interest expense decreased 11.5%, $21 million, during the first nine months of 1995 compared to the same period in 1994, primarily due to (i) the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993 and (ii) principal reductions of long-term debt and capital lease obligations. Such decrease was partially offset by accrued interest on the Series A and Series B Debentures. See Note 3.

Interest capitalized decreased 50.0%, $5 million, in the first nine months of 1995 compared to the same period in 1994, primarily due to a decrease in the average balance of purchase deposits for flight equipment.

Interest income increased 29.4%, $5 million, in the first nine months of 1995 compared to the same period in 1994, principally due to an increase in the average interest rate earned on investments, partially offset by a decrease in the average balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the first nine months of 1995 included a pretax gain of $108 million from the System One transactions and a $5 million pretax charge (14 cents and 12 cents per primary and fully diluted share, respectively) related to the Air Canada Warrant Repurchase.

The tax provision related to the System One transactions totaled
$78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million. See Note 4 and
Note 9. Other nonoperating income (expense) in the first nine months of 1994 included foreign exchange and other losses of $9 million (related to the Japanese yen) and charges totaling approximately $2 million relating to the closing of certain airport stations.

LIQUIDITY AND CAPITAL COMMITMENTS

As part of the Company's Go Forward Plan, in January 1995 the Company commenced a series of initiatives designed to improve liquidity in 1995 and 1996. The major liquidity elements of this plan included (i) rescheduling principal amortization under the Company's loan agreements with its primary secured lenders (representing approximately $599 million of the Company's outstanding long-term debt at December 31, 1994), (ii) restructuring the Company's commitments to purchase new Boeing aircraft and related engines,
(iii) deferring or reducing cash requirements associated with certain existing aircraft, (iv) reducing the Company's lease commitments at DIA and
(v) evaluating the potential disposition of non-core assets. As discussed below, by implementing the liquidity elements of the Go Forward Plan, the Company expects to improve its liquidity by approximately $250 million in 1995 and approximately $275 million in 1996.

On March 31, 1995, the Company signed agreements with The Boeing Company ("Boeing") and certain engine manufacturers to defer substantially all aircraft deliveries that had been scheduled for 1996 and 1997. Five Boeing 767 aircraft that had been scheduled for delivery to Continental in 1995 were sold to a third party. They will be replaced by five Boeing 767 aircraft of which Continental will take delivery starting in 1998. Options to purchase additional aircraft were canceled. Furthermore, on March 30, 1995 Continental amended its principal secured loan agreements with GE Capital and General Electric Company ("GE") (collectively, the "Lenders") to defer 1995 and 1996 principal payments and amended certain of its operating lease agreements with the Lenders to defer 1995 rental obligations. In connection with the Lender's loan and lease agreement amendments, Continental agreed, among other things, to obtain concessions from certain aircraft lessors, all of which have subsequently been obtained.

The Company has retired from service 24 less-efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which are significantly less than contractual rentals on these aircraft, and began ceasing all rental payments as the aircraft were removed from service. In addition, in the first quarter of 1995, Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. These actions caused a significant number of defaults and cross defaults in various long-term debt, capital lease and operating lease agreements. The Company began negotiations in February 1995 with the lessors of (or lenders with respect to) these 35 widebody aircraft to amend the payment schedules and provide, effective February 1, 1995, alternative compensation, including, in certain cases, convertible secured debentures in lieu of current cash payments. The Company has reached resolutions covering all 35 widebody aircraft, thereby curing defaults under the related agreements and the resulting cross defaults. The last such resolution was achieved during the fourth quarter of 1995. In connection with these resolutions, Continental issued convertible secured debentures in an aggregate principal amount of $165 million, including payment-in-kind interest of $7 million as of September 30, 1995, entered into certain agreements including restructured leases and made certain payments to lessors and lenders.

The Company had been in default under its lease of facilities at DIA. On April 10, 1995, the Denver City Council approved an agreement among the City and County of Denver (the "City"), the Company and certain signatory airlines amending the Company's lease by reducing the Company's lease term to five years, reducing to ten the number of gates (and reducing associated space) leased by the Company and making certain changes in the rates and charges under the lease. The agreement cured the default, and also provided for the release of certain claims and the settlement of certain litigation filed by the City against the Company. See Note 8.

The Company had also been in default under the debt agreement relating to the financing of the Company's LAX maintenance facility. On September 29, 1995, the Company consummated a restructuring of such indebtedness, which involved the issuance of approximately $65 million in principal amount (including payment-in-kind interest of $2 million) of unsecured indebtedness payable in installments between 1997 and 2000, in exchange for all of the indebtedness and accrued but unpaid interest thereon formerly secured by the Company's LAX maintenance facility and related equipment. This restructuring cured the defaults under the indebtedness and related cross defaults.

As a result of the Federal Aviation Administration Airworthiness Directive, which forced the partial grounding of the Company's ATR commuter fleet in late 1994 and early 1995, the Company withheld January and February lease payments totaling $7 million on those ATR aircraft leased by the manufacturer. The Company has settled its claims with ATR and is in the process of implementing the terms of the settlement.

As part of its plan to dispose of non-core assets, Continental entered into a series of transactions with respect to System One on April 27, 1995. See
Note 9.

On September 29, 1995, Continental purchased from Air Canada warrants to purchase approximately 6.2 million shares of Continental's common stock. See Note 10. Also, on September 29, 1995, Continental issued a secured promissory note with a principal amount of approximately $21 million to an affiliate of GE Capital in exchange for its 202,784 shares of Series A 8% Preferred, together with accumulated dividends thereon. See Note 4.

The Company had, as of December 31, 1994, deferred tax assets aggregating approximately $1.6 billion, including approximately $1.1 billion of NOLs. The Company recorded a valuation allowance of $844 million against such assets as of December 31, 1994. Realization of a substantial portion of the Company's remaining NOLs will require the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. Although the Company has consummated one such transaction (see Note 9) and currently intends to consummate one or more additional transactions, in the event the Company were to determine in the future that not all such transactions will be completed, an adjustment to the deferred tax liability of up to approximately $116 million would be charged to income in the period such determination was made.

As a result of NOLs, the Company does not currently expect to pay United States federal income taxes (other than alternative minimum tax) prior to 1998. Additionally, for financial reporting purposes in 1995, the Company has utilized NOLs for which a tax benefit had not previously been recorded to offset tax expense. As of December 31, 1994 the Company had approximately $385 million of such unbenefitted NOLs. To the extent the Company's aggregate taxable income after December 31, 1994 for financial statement purposes exceeds such amount, it will record a tax expense for financial statement purposes. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences a more than 50% ownership change over a three-year period. No assurance can be given that future transactions, whether within or outside the control of the Company, would not cause a change in ownership, thereby substantially restricting the use of NOLs in future periods for both federal income tax and financial reporting purposes.

Continental has firm commitments to take delivery of an additional four new 737 and two new 757 aircraft through early 1996 and 43 new jet aircraft during the years 1998 through 2002. Although there may be delays of scheduled aircraft deliveries in 1995 and 1996 as a result of a strike by Boeing machinists, the Company does not believe that any such delays will have a material adverse effect on the Company. The estimated aggregate cost of these aircraft is approximately $2.8 billion. In December 1994, Express contracted with Beech for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. Deliveries of the Beech aircraft are scheduled in 1995 and 1996. As of November 3, 1995, six Beech 1900-D aircraft had been delivered. In connection with the rescheduling of jet aircraft deliveries, $72 million of purchase deposits was refunded to the Company in the first nine months of 1995. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new Boeing and Beech aircraft will be sufficient to fund all deliveries scheduled during the years 1995 and 1996. Furthermore, the Company currently anticipates that it will have remaining financing commitments from aircraft manufacturers of approximately $575 million for jet aircraft deliveries beyond 1996.

Continental expects its cash outlays for 1995 and 1996 capital expenditures, exclusive of aircraft acquisitions, to aggregate approximately $85 million and $120 million, respectively, in each case primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. As of September 30, 1995, approximately $49 million of 1995 total expected capital expenditures, exclusive of aircraft acquisitions, had been incurred.

As of September 30, 1995, the Company had $603 million in cash and cash equivalents, compared to $396 million as of December 31, 1994. Net cash provided by operating activities increased $214 million during the nine months ended September 30, 1995 compared to the same period in the prior year principally due to earnings improvement. In addition, net cash provided by investing activities increased $226 million primarily as a result of cash proceeds received from the System One transactions in 1995 and an increase in purchase deposits refunded in 1995 due to canceled aircraft options, delivery deferrals or delivery of aircraft, as well as higher capital expenditures during 1994 relating to purchase deposits on jet and turboprop aircraft and expenditures relating to the Company's discontinued Continental Lite operations. Net cash used by financing activities for the nine months ended September 30, 1995 compared to the same period in the prior year increased $13 million primarily due to the purchase of Air Canada's outstanding stock warrants in 1995.

Continental does not have general lines of credit, and substantially all of its assets, including the stock of its subsidiaries, are encumbered.

Approximately $127 million and $119 million of cash and cash equivalents at September 30, 1995 and December 31, 1994, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. Continental and Continental Micronesia, Inc. ("CMI"), a 91% owned subsidiary, have secured borrowings from the Lenders which as of September 30, 1995 aggregated $659 million. CMI's secured loans contain significant financial covenants, including requirements to maintain a minimum cash balance and consolidated net worth, restrictions on unsecured borrowings and mandatory prepayments on the sale of most assets. These financial covenants limit the ability of CMI to pay dividends to Continental. As of September 30, 1995, CMI had a minimum cash balance requirement of $28 million. In addition, certain of Continental's secured loans require the Company to, among other things, maintain a minimum monthly operating cash flow and cumulative operating cash flow, a minimum monthly cash balance and a minimum ratio of operating cash flow to fixed charges. Continental also is prohibited generally from paying cash dividends in respect of its capital stock, from purchasing or prepaying indebtedness and from incurring additional secured indebtedness.

The Company has entered into petroleum option contracts to protect against a sharp increase in jet fuel prices and CMI has entered into an average rate option contract to hedge a portion of its yen-denominated ticket sales against a significant depreciation in the value of the yen versus the U.S. dollar. The petroleum option contracts generally cover the Company's forecasted jet fuel needs for the next three to six months and the average rate option contract covers a portion of CMI's yen-denominated ticket sales through December 31, 1995. At September 30, 1995, the Company had petroleum option contracts outstanding with an aggregate contract value of approximately $160 million and CMI had an average rate option contract outstanding with a contract value of approximately $185 million. At September 30, 1995, the fair value of the option contracts was immaterial as the strike price under these contracts exceeded the spot rate. The Company and CMI are exposed to credit loss in the event of nonperformance by the counterparties on the option contracts; however, management does not anticipate nonperformance by these counterparties. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

The Company intends to conduct financing efforts, the proceeds of which are intended to be used for the redemption or repurchase of the Series A Debentures and the Series B Debentures, the prepayment of a note issued to Air Canada in connection with the Air Canada Warrant Repurchase and the payment of certain other obligations. There can be no assurance that the Company will consummate any such financing.


                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        See Note 8 of Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES.

        The Company retired all of the shares of its Series A 8% Cumulative Preferred Stock on September 29, 1995.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        See Note 1 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             3.1   By-Laws of Continental, as amended to date.

             4.1 Certificate of Elimination with respect to the Certificate of Designations of Series A 8% Cumulative Preferred Stock.

             10.1 First Amendment to Continental Airlines, Inc. 1994 Incentive Equity Plan.

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

                                       CONTINENTAL AIRLINES, INC.

                                                 (Registrant)





Date:  November 9, 1995            by: /s/ Lawrence W. Kellner

                                       Lawrence W. Kellner
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (On behalf of Registrant)




Date:  November 9, 1995                /s/ Michael P. Bonds

                                       Michael P. Bonds
                                       Staff Vice President and Controller
                                       (Principal Accounting Officer)