Form 10-K
period 1995-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1996-02-26
CIK 319687

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________

                                     0-9781
                            (Commission File Number)

                           CONTINENTAL AIRLINES, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                                       74-2099724
(State or other jurisdiction of incorporation or organization)               (IRS Employer Identification No.)

          2929 Allen Parkway, Suite 2010, Houston, Texas        77019
              (Address of principal executive office)        (Zip Code)

       Registrant's telephone number, including area code:  713-834-2950

          Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of Each Exchange
      Title of Each Class                                     on Which Registered
      -------------------                                     -------------------
      Class A Common Stock,                                 New York Stock Exchange, Inc.
      par value $.01 per share

      Class B Common Stock,                                 New York Stock Exchange, Inc.
      par value $.01 per share

                  Securities registered pursuant to Section 12(g) of the Act:
                                        None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                                -------         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $784 million as of February 16, 1996.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    X     No
                           -------     -------

                                _______________

As of February 16, 1996, 6,301,056 shares of Class A Common Stock and 21,484,074 shares of Class B Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                       Proxy Statement for Annual Meeting
             of Stockholders to be held on May 17, 1996:  PART III

                                     PART I

ITEM 1.  BUSINESS.

Continental Airlines, Inc. (the "Company", "Continental" or the "Reorganized Company") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1995 revenue passenger miles) and, together with its wholly owned subsidiary, Continental Express, Inc. ("Express"), and its 91%-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 175 airports worldwide. Internationally, Continental flies to 58 destinations and offers additional connecting service through alliances with foreign carriers. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. In addition, Continental flies to three cities in South America, and is scheduled to commence service between Newark and Lima, Peru in March 1996 and between Newark and Quito, Ecuador (via Bogota, Colombia) in June 1996. Through Guam and Saipan, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other Unites States carrier.

As used in this Form 10-K, the terms "Continental" and "Company" refer to Continental Airlines, Inc. (or, as required by the context, its predecessor) and, unless the context indicates otherwise, its subsidiaries. This Form 10-K may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1. "Business. Risk Factors", which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

1993 REORGANIZATION

The Company reorganized under Chapter 11 of the federal bankruptcy code in April 1993 (the "Reorganization"), having filed for protection in December 1990. Continental's filing for reorganization was necessitated primarily by declines in revenue resulting from a recessionary environment, extreme price competition and significantly increased fuel prices resulting from the Persian Gulf War.

Pursuant to the Reorganization, Continental Airlines Holdings, Inc. (together with its subsidiaries, "Holdings" or the "Predecessor Company"), which had been the Company's parent, merged into the Company. The previously outstanding publicly held equity interests in Holdings were canceled and new stock in the Company was issued. Also pursuant to the Reorganization, a majority of the Company's equity was issued to Air Partners, L.P., a Texas limited partnership ("Air Partners"), and Air Canada, a Canadian corporation, in exchange for their investments in the Company. Additional shares of common stock were issued to the Company's retirement plan, and a fixed number of shares of common stock was issued to or for the benefit of prepetition creditors. See Item 3. "Legal Proceedings. Plan of Reorganization".

Pursuant to the Reorganization, System One Information Management, Inc. ("System One"), which had been a subsidiary of Holdings, was restructured as a wholly owned subsidiary of Continental, two separate commuter airline subsidiaries were restructured as Express and Continental's western Pacific operations were restructured by establishing CMI.

1994 ROUTE RESTRUCTURING

During 1994, the Company significantly reduced operations in Denver, resulting in the conversion of Denver from a hub to a spoke city. In connection with the reduction in Denver operations, a number of aircraft were redeployed to other hubs and to non-hub flying. Also in 1994, Continental rapidly expanded its "Continental Lite" operations (a network of short-haul, no-frills, low-fare flights) from 173 daily flights and 19 aircraft serving 14 cities in November 1993 to 1,000 daily flights and 114 aircraft serving 43 cities in September 1994. The rapid growth of Continental Lite was supplied by redeploying a substantial portion of Continental's capacity, including aircraft made available by elimination of the Denver hub, and by deliveries of new aircraft under the Company's agreement with The Boeing Company ("Boeing"). Continental Lite experienced operational problems in connection with this rapid growth and was not profitable in 1994. At its peak, approximately 35% of Continental Lite flying consisted of point-to-point, linear service not integrated with the Company's hubs ("linear flying"). Linear flying proved to be significantly unprofitable and was responsible for an estimated 70% of all Continental Lite system losses in 1994.

1995-1996 BUSINESS STRATEGY

In November 1994, Gordon Bethune was appointed Chief Executive Officer of Continental, and was joined shortly thereafter by Greg Brenneman as Chief Operating Officer. Continental has since been operated by a substantially new management team consisting of executives with successful track records in the areas of pricing, scheduling, distribution, human resources, operations, airport services, law, accounting and finance. This new management team developed a strategic program to enhance Continental's domestic hub operations, rationalize capacity, improve customer service and employee relations and strengthen Continental's balance sheet and liquidity. Continental has implemented substantial elements of the new strategic program to date, and management believes that these initiatives contributed significantly to the Company's dramatically improved operating performance and net income of $224 million in 1995 after recording $31 million in employee profit sharing. This program, referred to as the Go Forward Plan, has four key components: Fly to Win, Fund the Future, Make Reliability a Reality and Working Together. The principal initiatives undertaken to carry out these components are outlined below.

o Route realignment. Continental determined to build on the strength of its principal hub operations at Newark, Houston Intercontinental and Cleveland, while de-emphasizing linear service not integrated with the Company's hubs. Under the route realignment strategy, the Company significantly downsized and realigned its domestic route structure, withdrawing from unprofitable routes (principally linear Continental Lite flights) and refocusing on its hub operations. Continental also significantly reorganized its flight schedules to eliminate cash-negative flying and improve hub connections and efficiency, and has continued to enhance its hub scheduling. As a result of these initiatives and the capacity rationalization described below, domestic capacity (as measured by available seat miles, "ASMs") declined by 18.3% from 13.1 billion ASMs in the three months ended December 1994 to 10.7 billion ASMs in the three months ended December 1995.

   In connection with its route realignment strategy, effective June 6, 1996, Continental will significantly reduce its operations in Greensboro, reducing daily departures from an average of 43 to 11. All employees affected by the service change will be eligible to transfer elsewhere within the Continental system as flying is reallocated to Continental's Houston, Newark and Cleveland hubs.

o Capacity rationalization. Reflecting the revised systemwide route needs, management reduced overall capacity by retiring 24 less-efficient widebody aircraft from the Company's jet fleet. Smaller, more efficient aircraft were substituted for the larger widebody aircraft, permitting closer alignment of aircraft size with market demand. The cascade effect of these changes throughout Continental's fleet permitted aircraft substitutions on a large portion of Continental's routes. Management believes that this initiative significantly contributed to Continental's passenger load factor improvement to 65.6% in 1995 from 63.1% in 1994. Since April 1995, Continental's monthly load factor has generally equaled or exceeded the industry average. Express has also benefitted from Continental's rationalization of capacity, as smaller markets formerly served by Continental's jets are now served by Express's turboprop aircraft, generally permitting operation with higher load factors and yields. Continental's rationalization of capacity was accompanied by appropriate cost reductions, including reduction of average full-time equivalent employee headcount by 17.9% from the three months ended December 31, 1994 to the three months ended December 31, 1995.

o Improved pricing and yield management. The Company has hired new executives experienced in pricing and revenue management and invested in state-of-the-art revenue management and pricing systems. Management believes these investments, together with Continental's route realignment and capacity rationalization, have facilitated implementation of a higher-yield pricing structure. The Company believes that further enhancements to its pricing and revenue management processes are possible.

o Reliability and customer service. Management has targeted improved customer service (as evidenced by standard measures such as on-time performance, mishandled bags and customer complaints) as a major priority. In February 1995, management implemented a variety of on-time performance initiatives, including a program of monthly bonuses of $65 per employee (up to the manager level) in each month that Continental's on-time performance finished in the top half of major United States carriers, as reported monthly by the Department of Transportation ("DOT"). Following implementation of the program, Continental ranked in the top half of major United States carriers for on-time performance in nine out of 11 months, scored first in this measure in three of these months, and ranked first among such carriers for the fourth quarter of 1995. Continental had not previously scored first in monthly on-time performance since the DOT began compiling and publishing these statistics in 1987. For 1996, bonuses of $65 will continue to be paid to such employees for each month that Continental ranks second or third among major United States carriers in on-time performance, and bonuses of $100 will be paid for each month that Continental ranks first. Continental also ranked in the top half of the industry for the lowest number of mishandled bags per 1,000 enplanements in 10 out of 11 months since the implementation of the program and recorded the lowest mishandled bag ratio of all major carriers in August, September, October and November 1995. As a result of these and other operational and customer service initiatives, DOT-reported customer complaints with respect to the Company have dropped substantially; for the months of November and December 1995, the DOT recorded 11 and 13 customer complaints, respectively, compared to 60 and 48 complaints, respectively, in 1994. Continental's goal for 1996 is to be ranked monthly in the top three in each of these DOT performance metrics.

o Improved employee relations. Management believes that Continental's employees are its greatest asset as well as the cornerstones of improved reliability and customer service. New management has introduced a variety of programs to increase employee participation and foster a sense of shared community. These initiatives include regularly scheduled visits to airports throughout the route system by the senior executives of the Company (each of whom is assigned an airport for this purpose) and monthly meetings open to all employees, as well as other periodic on-site visits by management designed to encourage employee participation and cooperation and provide accurate information. Decision making and accountability have been pushed down to operating levels. For example, early in 1995, the Company formed the Operational Performance Department, which gathers employee suggestions regarding operational inefficiencies and finds and implements solutions to operational issues. In 1995, the Company successfully negotiated a collective bargaining agreement covering its Continental and CMI pilots, which was ratified by 93.0% of the affected pilots, and a separate agreement covering the pilots of Express.

o Revenue enhancement. In addition to the on-time performance and other programs noted above, management has acted in a number of areas to enhance Continental's attractiveness to business travelers and the travel agent community, including restoring certain benefits to its award-winning frequent flyer program, reinstating first class seating and travel agency incentive programs and enhancing meal services. Efforts to improve the airline's image among business travelers also include significantly improved reliability, consistent exterior and interior plane designs, increased efforts to enhance the appearance of airline cabins and improvements to airport gate areas. In addition to increasing revenue associated with its hub operations, these actions are intended to improve Continental's ability to increase its share of flow traffic.

o Liquidity and financial initiatives. The Company took the following steps in 1995 that improved liquidity by approximately $250 million and strengthened its financial position for the near and medium term:

   - Continental renegotiated lease payments on 32 widebody aircraft to achieve a variety of cash concessions including reduced or deferred rental payments and lease terminations. In connection with these arrangements, in addition to other payments and agreements, the Company issued $158 million in aggregate original principal amount of convertible secured debentures to certain aircraft lessors. As of February 1, 1996, all such debentures had been repurchased or redeemed by the Company.

   - The Company amended its principal secured loan agreements, certain lease agreements and certain promissory notes with General Electric Capital Corporation, General Electric Company and certain affiliates (any one or more of such entities, "GE") to defer 1995 and 1996 principal payments and certain 1995 lease payments.

   - Delivery of substantially all aircraft previously scheduled for 1996 and 1997 was rescheduled to 1998 and beyond, and options to purchase additional aircraft were canceled. Five aircraft previously scheduled for delivery in 1995 were sold to a third party and replaced by aircraft to be delivered in 1998.

   - The Company reached an agreement to reduce its commitment for gates and related space at the new Denver International Airport ("DIA"), resulting in expected annual savings of $20 million.

   These transactions reduced financing needs for 1996 and 1997 and are expected to improve the Company's 1996 liquidity by approximately $275 million.

   The Company has also undertaken a variety of other activities intended to strengthen its longer-term financial position and enhance earnings:

   - The Company consummated an offering of 8-1/2% convertible trust originated preferred securities ("TOPrS"), which are convertible into Class B common stock of Continental at a price of $48.36 per share. A portion of the $242 million net proceeds of that offering was used to repurchase or redeem all of the Company's convertible secured debentures issued in connection with the lease renegotiations discussed above (which would otherwise have become convertible into Class B common stock in August 1996 at a price of $26 per share). An additional portion of the net proceeds was used to repay obligations incurred to aircraft lessors and lenders in connection with those renegotiations.

   - In the third quarter of 1995, the Company purchased from Air Canada warrants to purchase approximately 6.2 million shares of Continental's common stock with exercise prices of $15 and $30 per share for $14 million in cash (including a $5 million fee paid to a lender) and a $42 million one-year note (which note was repaid with a portion of the net proceeds of the TOPrS offering).

   - The Company recorded a $30 million after-tax gain in the second quarter of 1995 in connection with a series of transactions involving System One (described below), which increased liquidity by an additional $82 million, consisting of $40 million of cash proceeds and $42 million of outstanding indebtedness extinguished.

   - On January 31, 1996, the Company consummated the offering of $489 million of enhanced pass-through certificates that refinanced the underlying debt associated with 18 leased aircraft and will reduce Continental's annual operating lease expense by more than $15 million for the affected aircraft.

DOMESTIC OPERATIONS

Continental operates its domestic route system primarily through its hubs at Newark, Houston Intercontinental and Cleveland. The Company's hub system allows it to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows Continental to add service to a new destination from a large number of cities using only one or a limited number of aircraft. Management has recently reconfigured Continental's hubs to improve passenger connections and operational efficiency.

Newark. As of February 16, 1996, Continental operated 50% (191 departures) of the average daily jet departures and, together with Express, accounted for 58% (309 departures) of all average daily departures (jet and turboprop) from Newark. Considering the three major airports serving New York City (Newark, LaGuardia and John F. Kennedy), the Company and Express accounted for 23% of all daily departures, while the next largest carrier, USAir, Inc. ("USAir"), and its commuter affiliate accounted for 15% of all daily departures.

Houston Intercontinental. As of February 16, 1996, Continental operated 78% (290 departures) of the average daily jet departures and, together with Express, accounted for 81% (383 departures) of all average daily departures from Houston's Intercontinental Airport. Southwest Airlines Co. ("Southwest") also has a significant share of the Houston market through Hobby Airport. Considering both Intercontinental and Hobby Airports, Continental operated 55% and Southwest operated 26% of the daily jet departures from Houston.

Cleveland. As of February 16, 1996, Continental operated 53% (98 departures) of the average daily jet departures and, together with Express, accounted for 58% (176 departures) of all average daily departures from Cleveland. The next largest carrier, USAir, and its commuter affiliate accounted for 9% of all daily departures.

Continental Express. Continental's jet service at each of its domestic hub cities is coordinated with Express, which operates under the name "Continental Express". Express operates advanced, new-generation turboprop aircraft that average approximately six years of age and seat 64 passengers or less. As of February 16, 1996, Express served 23 destinations from Newark and 21 destinations from each of Houston Intercontinental and Cleveland. In addition, commuter feed traffic is currently provided by other code-sharing partners to 14 destinations from Los Angeles, 9 from Greensboro and two from Denver. In general, Express flights are less than 200 miles in length and less than 90 minutes in duration.

Management believes Express's turboprop operations complement Continental's jet operations by allowing more frequent service to small cities than could be provided economically with conventional jet aircraft and by carrying traffic that connects onto Continental's jets. In many cases, Express (and Continental) compete for such connecting traffic with commuter airlines owned by or affiliated with other major airlines operating out of the same or other cities. In May 1994, Express terminated substantially all of its unprofitable Denver operations, which were taken over by GP Express Airlines, Inc. ("GP Express"), an unaffiliated commuter airline operator. GP Express, which provides commuter feed in Greensboro and Denver, filed for reorganization under Chapter 11 of the federal bankruptcy code in January 1996. The loss of feed from GP Express is not expected to materially adversely affect the Company's operations at Greensboro or Denver.

America West Airlines, Inc. ("America West"). Continental has entered into a series of agreements with America West, including agreements related to code-sharing and ground handling, which have created substantial benefits for both airlines. These code-sharing agreements cover 80 city-pairs and allow Continental to link additional destinations to its route network. The sharing of facilities and employees by Continental and America West in their respective key markets has resulted in significant expense savings.

In connection with America West's emergence from bankruptcy in August 1994, Continental paid $19 million for 4.1% of the equity interest and 17.1% of the voting power (exclusive of warrants to purchase an additional 802,860 shares of common stock) of the reorganized America West. On February 21, 1996, Continental sold 1.1 million shares of America West's common stock for net proceeds of approximately $20 million in an underwritten public offering. Continental has granted the underwriters of such offering the right to purchase approximately 258,030 shares of America West's common stock for a 30-day period to cover overallotments. Assuming the exercise of such overallotment in full, Continental will own approximately 1.0% of the equity interest and 7.9% of the voting power of America West.

INTERNATIONAL OPERATIONS

International Operations. Continental has extensive operations in the western Pacific conducted by CMI and serves destinations throughout Europe, Mexico and Central and South America. As measured by 1995 ASMs, approximately 26.4% of Continental's jet operations were dedicated to international traffic. As of February 16, 1996, the Company offered 49 weekly departures to five European cities and marketed service to three other cities through code-sharing agreements. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline.

The Company's Newark hub is a significant international gateway. From Newark, the Company serves London, Manchester, Paris, Frankfurt, Madrid and Montreal, as well as Rome, Milan, Amsterdam and certain destinations in Canada through code-sharing with other foreign carriers. In addition, the Company has non-stop service to two Mexican cities and six Caribbean destinations from Newark. The Company expects to begin service between Newark and Lima, Peru in March 1996 and between Newark and Quito, Ecuador (via Bogota, Colombia) in June 1996.

The Company's hub at Houston Intercontinental is the focus of its operations in Mexico and Central America. Continental currently flies to 11 cities in Mexico, every country in Central America and three cities in South America. In addition, Continental flies from its Houston Intercontinental hub to London and Paris.

Continental Micronesia. CMI is a United States-certificated international air carrier engaged in the business of transporting passengers, cargo and mail in the western Pacific, which is one of the fastest growing areas for air travel in the world. From its hub operations based in Guam and Saipan, CMI provides service to seven cities in Japan, more than any other United States carrier, and to other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, South Korea and Indonesia. CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Honolulu, which CMI serves non-stop from both Tokyo and Guam. CMI and Continental also maintain a code-sharing agreement and coordinate schedules on certain flights from the west coast of the United States to Honolulu, and from Honolulu to Guam and Tokyo to facilitate travel from the United States into CMI's route system.

The 9.0% minority interest in CMI is owned by United Micronesia Development Association, Inc. ("UMDA"), a private company. Under agreements entered into in connection with the Reorganization, UMDA would have the right to increase its ownership in CMI to just over 20% in the event any participating employer in the Company's pension plans failed to make, or Continental failed to adequately provide for, certain pension plan payments. CMI also pays UMDA a fee of one percent of CMI's gross revenue, as defined, which will continue until January 1, 2012. Prior to the establishment of CMI as part of the Reorganization, Continental had conducted the western Pacific operations itself under the name Continental/Air Micronesia and had paid UMDA the one percent fee.

CMI borrowed $160 million from GE, which is secured by a first mortgage on substantially all the assets of CMI. Continental has guaranteed repayment of the loan, and its guarantee is secured by a pledge of its stock in the parent of CMI.

Foreign Carrier Alliances. Over the last decade, major United States airlines have developed and expanded alliances with foreign air carriers, generally involving adjacent terminal operations, coordinated flights, code-sharing and other joint marketing. Continental is the sole major United States carrier to operate a hub in the New York City area, by virtue of its Newark operation. Consequently, management believes the Company is uniquely situated to attract alliance partners from Europe, the Far East and South America and intends to aggressively pursue such alliances in order to benefit from the high-yield flow traffic that may be generated thereby. Continental currently has code-sharing agreements with Alitalia Airlines ("Alitalia"), Air Canada and Transavia Airlines ("Transavia"), and joint marketing agreements with other airlines not involving code-sharing, which management believes are important to Continental's ability to compete as an international airline. Alitalia and Continental code-share between points in the United States and Italy, with Alitalia placing its code on Continental flights to seven cities and Continental placing its code on Alitalia flights to Rome and Milan.
Continental and Air Canada (and its subsidiaries) code-share on five cross-border routes, where Continental places its code on 24 Air Canada flights per day, and Air Canada places its code on four Continental flights per day. Both Continental and Air Canada provide ground handling and other services for each other in the United States, Canada and at other locations worldwide. The Company has recently entered into code-sharing agreements with CSA Czech Airlines, China Airlines, the TACA Group (serving Central America and the northern tier of South America) and World Airways (serving four cities in South Africa, Israel and Ireland), which agreements will be implemented during the first half of 1996. The Company anticipates entering into other code-sharing agreements during 1996.

CONTINENTAL CRS INTERESTS, INC.  ("CONTINENTAL CRS")

Continental and its System One subsidiary entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets (including the travel agent subscriber base and travel-related information management products and services software), as well as certain liabilities of System One, were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS (formerly System One, which remains a wholly owned subsidiary of Continental), Electronic Data Systems Corporation ("EDS") and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. In addition to the one-third interest in LLC, Continental CRS received cash proceeds of $40 million and an equity interest in AMADEUS valued at $120 million, and outstanding indebtedness of $42 million of System One owed to EDS was extinguished. In connection with these transactions, the Company recorded a pretax gain of $108 million, which amount was included in Nonoperating Income (Expense) in the accompanying consolidated statement of operations for the year ended December 31, 1995. The related tax provision totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million. System One's revenue, included in Cargo, mail and other revenue, and related net earnings were not material to the consolidated financial statements of Continental.

EMPLOYEES

As of December 31, 1995, Continental had approximately 32,300 full-time equivalent employees, including approximately 14,100 customer service agents, reservations agents, ramp and other airport personnel, 5,600 flight attendants, 5,100 management and clerical employees, 4,400 pilots, 3,000 mechanics and 100 dispatchers. Labor costs are a significant variable that can substantially impact airline results. In 1995, labor costs constituted 26.3% of the Company's total operating expenses. While there can be no assurance that Continental's generally good labor relations and high labor productivity will continue, Continental's management has established as a significant component of its business strategy the preservation of good relations with the Company's employees, approximately one-third of whom are represented by unions.

During 1995, the Company and its pilots (excluding Express pilots) entered into a collective bargaining agreement with the Independent Association of Continental Pilots ("IACP") that was ratified by the pilots and becomes amendable in July 1997. The new agreement provides for a $20 million cash payment by the Company in 1995, a 2.5% longevity wage increase on July 1, 1995, a $10 million cash payment on April 1, 1996, a 13.5% wage increase on July 1, 1996 and a 5.0% wage increase on June 30, 1997. Under the agreement, the pilots agreed to forego their participation in employee profit sharing for 1995 and 1996.

Express and its pilots entered into a collective bargaining agreement during 1995 with the IACP that was ratified by Express pilots and becomes amendable on October 1, 1997. The new agreement provides for a $2 million cash payment by Express, 2.5% wage increases on July 1, 1996 and June 30, 1997, profitability bonuses and participation in Continental's on-time performance bonus plan.

In 1995, the board of directors of the IACP voted to affiliate with the Air Line Pilots Association ("ALPA"), reportedly based in part on then widespread news reports of possible industry consolidation and a desire to place Continental pilots in a stronger position to preserve seniority if Continental were to be acquired by another airline. Any such affiliation with ALPA (which would be subject to, among other things, ratification by the members of the
IACP) is not expected to have a material adverse effect on the Company's relations with its pilots.

Continental's collective bargaining agreement with its flight attendants, represented by the International Association of Machinists and Aerospace Workers ("IAM"), becomes amendable in June 1996. The Company anticipates commencing bargaining with the IAM in the near future regarding an amendment to the collective bargaining agreement. In November 1995, Continental and the IAM successfully reached a four-year agreement with respect to the Express flight attendants which becomes amendable in November 1999. Approximately 85% of CMI's flight attendants are also represented by the IAM (excluding all foreign nationals), but are covered under a separate four-year contract that becomes amendable in September 1996.

The Aircraft Mechanics Fraternal Association ("AMFA") has filed an application with the National Mediation Board ("NMB") under the Railway Labor Act seeking to represent the Company's mechanics and related employees for purposes of collective bargaining. The NMB has appointed a mediator to investigate the application, and the Company has provided the NMB with a list of employees who would be potential eligible voters if an election were held. The Company believes that the AMFA has failed to gather a sufficient number of representation cards to require an election. The NMB is currently investigating this representation dispute.

CMI's mechanics and mechanic-related employees are represented by the International Brotherhood of Teamsters ("IBT") under a collective bargaining agreement signed in April 1994, which becomes amendable in March 1997. The IBT also represents CMI's agent classification employees located on Guam, whose collective bargaining agreement was also signed in April 1994 and becomes amendable in March 1997. The IBT has also sought representation rights for CMI's agent employees located on Saipan. The NMB's certification of the IBT as the bargaining representative for these employees was successfully challenged by CMI in a suit brought in Saipan federal court in 1995. The NMB has filed a request for reconsideration. Regardless of the final outcome of this representation dispute, the Company does not anticipate any significant adverse effect on its employee relations resulting from these events.

Continental's dispatchers are represented by the Transport Workers Union of America, AFL-CIO ("TWUA") under a collective bargaining agreement signed in 1991. The Company is currently in negotiations with the TWUA to amend the existing agreement. Express's dispatchers are also represented by the TWUA, but are currently without a contract. CMI's dispatchers are not represented by a union.

The other employees of Continental, Express and CMI are not represented by unions and are not covered by collective bargaining agreements.

MARKETING

As is the case with other carriers, most tickets for travel on Continental are sold by travel agents. Travel agents generally receive commissions measured by the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Airlines often pay additional commissions in connection with special revenue programs. In February 1995, Delta Air Lines, Inc. ("Delta") placed a $25 cap on travel agency commissions for one-way tickets priced over $250 and a $50 cap on travel agency commissions for round-trip tickets priced over $500. Other airlines, including Continental, have imposed similar commission caps. Certain travel agencies sued such carriers, including Continental. See Item 3. "Legal Proceedings. Antitrust Proceedings".

In September 1995, Continental announced the expansion of its electronic ticket ("E-Ticket") product, which is now available throughout the United States and, for the first time, through select travel agents serving a limited number of markets. Continental launched E-Ticket, in cooperation with EDS and AT&T Global Information Solutions, in April 1995. E-Ticket reservations may be made through Continental's reservation phone line, city ticket offices, airport ticket counters, E-Ticket machines and (in certain markets) travel agents, after which a one-page confirmation is automatically sent by facsimile or mail to the customer. Using an E-Ticket machine, E-Ticket customers arriving at the airport may check in, receive boarding passes, select or change seat assignments, input OnePass numbers, make simple flight changes and receive luggage tags. E-Ticket machines are similar to automatic teller machines and allow passengers to avoid lines at ticket counters, thus improving overall customer service at airports. Continental plans to expand the E-ticket program to select international destinations and to increase travel agency access by the end of 1996. The E-Ticket system is eventually expected to reduce distribution costs and improve the accuracy and timeliness of certain of Continental's reporting systems.

FREQUENT FLYER PROGRAM

Each major airline has established a frequent flyer program designed to encourage travel on that carrier. Continental sponsors a frequent flyer program ("OnePass"), which allows passengers to earn mileage credits by flying Continental and certain other carriers, including Air Canada, Transavia, Alitalia and America West (each a "OnePass Partner"), and by using the services of hotels, car rental firms and credit card companies participating in the OnePass program.

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

Continental estimates that as of December 31, 1995 and 1994, the total available awards under the OnePass program (based on accumulated mileage) were
2.4 million and 3.1 million roundtrips, respectively, after eliminating those accounts below the minimum level. Continental estimates that as of December 31, 1995 and 1994, 2.0 million and 2.2 million, respectively, of such awards could be expected to be redeemed and, accordingly, Continental has recorded a liability with respect to such awards. The liability for expected redeemed flight awards decreased from $42 million in 1994 to $35 million in 1995 primarily due to a change in the structure of the OnePass program that increased the number of miles required for awards. The difference between the awards expected to be redeemed and the total awards available is an estimate, based on historical data, of breakage for those customers who do not redeem all or part of their mileage for travel awards or use their awards with a OnePass Partner.

The number of awards used on Continental was approximately 525,000 and 590,000 roundtrips for the years 1995 and 1994, respectively. Such awards represented approximately 3.3% and 4.7% of Continental's total revenue passenger miles for such years. Due to the structure of the program and the low level of redemptions as a percentage of total travel, Continental believes that displacement of revenue passengers by passengers using flight awards has historically been minimal.

INDUSTRY REGULATION AND AIRPORT ACCESS

Continental and its subsidiaries operate under certificates of public convenience and necessity issued by the DOT. Such certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate. The airlines are also regulated by the Federal Aviation Administration ("FAA"), primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, Continental has established, and the FAA has approved, a maintenance program for each type of aircraft operated by the Company that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls.

Certain regulations require phase-out of certain aircraft and aging aircraft modifications. Such types of regulations can significantly increase costs and affect a carrier's ability to compete. In December 1995, the FAA promulgated final rules requiring commuter carriers to operate under the same safety rules and standards, and train their crew and dispatchers in accordance with the more stringent requirements, as are currently applicable to carriers operating larger aircraft. The new rules are not expected to have a significant impact on the operations of Express.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego, Orange County and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs and such restrictions could limit the ability of Continental to expand its operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

Several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. In addition, legislation which became effective June 1, 1992 allows public airports to impose passenger facility charges of up to $3 per departing or connecting passenger at such airports. With certain exceptions, these charges are passed on to the customers.

The FAA has designated John F. Kennedy, LaGuardia, O'Hare and Washington National airports as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between the carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system, proposed from time to time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports or expand slot controls to other airports. Certain of such proposals could restrict the number of flights, limit the ownership transferability of slots, increase the risk of slot withdrawals, result in defaults under the Company's secured note agreements with GE or require charges to the Company's financial statements. Continental cannot predict whether any of these proposals will be adopted.

The availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States has in the past generally followed the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers. Foreign route authorities may become less valuable to the extent that the United States and other countries adopt "open skies" policies liberalizing entry on international routes. Continental cannot predict what laws and regulations will be adopted or their impact, but the impact may be significant.

Many aspects of Continental's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs in the airline industry, including for the Company.

RISK FACTORS

Continental's History of Operating Losses. Although Continental recorded net income of $224 million for the year ended December 31, 1995, it had experienced significant operating losses in the previous eight years. In the long term, Continental's viability depends on its ability to sustain profitable results of operations.

Leverage and Liquidity. Continental has successfully negotiated a variety of agreements to increase its liquidity during 1995 and 1996. Nevertheless, Continental remains more leveraged and has significantly less liquidity than certain of its competitors, several of whom have available lines of credit and/or significant unencumbered assets. Accordingly, Continental may be less able than certain of its competitors to withstand a prolonged recession in the airline industry.

As of December 31, 1995, Continental and its consolidated subsidiaries had approximately $1.9 billion (including current maturities) of long-term indebtedness and capital lease obligations, and had approximately $615 million of minority interest, preferred securities of trust, redeemable preferred stock and common stockholders' equity. Common stockholders' equity reflects the adjustment of the Company's balance sheet and the recording of assets and liabilities at fair market value as of April 27, 1993 in accordance with fresh start reporting.

During the first and second quarters of 1995, in connection with negotiations with various lenders and lessors, Continental ceased or reduced contractually required payments under various agreements, which produced a significant number of events of default under debt, capital lease and operating lease agreements. Through agreements reached with the various lenders and lessors, Continental has cured all of these events of default. The last such agreement was put in place during the fourth quarter of 1995. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments".

As of December 31, 1995, Continental had approximately $747 million of cash and cash equivalents, including restricted cash and cash equivalents of $144 million. Continental does not have general lines of credit and has no significant unencumbered assets. Continental's ability to maintain and improve its liquidity and its long-term viability will depend upon its ability to sustain profitable results of operations.

Continental has firm commitments to take delivery of three new 737 and two new 757 aircraft through early 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is $2.7 billion. In connection with the rescheduling of jet aircraft deliveries, $72 million of purchase deposits was returned to the Company in 1995. In December 1994, Express contracted with Beech Acceptance Corporation ("Beech") for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. As of December 31, 1995, 13 Beech 1900-D aircraft had been delivered, of which eight had entered service by that date and five will enter service in the first quarter of 1996. The remaining 12 aircraft are scheduled to be delivered in 1996. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new aircraft from Boeing and Beech will be sufficient to fund all deliveries scheduled during 1996. Furthermore, the Company currently anticipates that it will have remaining financing commitments from aircraft manufacturers of $575 million for jet aircraft deliveries beyond 1996. The Company believes that further financing will be needed to satisfy the remaining amount of such capital commitments. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

For 1996, Continental expects to incur cash expenditures under operating leases of approximately $586 million, compared with $521 million for 1995, relating to aircraft and approximately $235 million relating to facilities and other rentals. In addition, Continental has capital requirements relating to compliance with regulations that are discussed below.

Continental and CMI have secured borrowings from GE which as of December 31, 1995 aggregated $634 million. CMI's secured loans contain significant financial covenants, including requirements to maintain a minimum cash balance and consolidated net worth, restrictions on unsecured borrowings and mandatory prepayments on the sale of most assets. These financial covenants limit the ability of CMI to pay dividends to Continental. In addition, Continental's secured loans require Continental to, among other things, maintain a minimum monthly operating cash flow and cumulative operating cash flow, a minimum monthly cash balance and a minimum ratio of operating cash flow to fixed charges. Continental also is prohibited generally from paying cash dividends on its capital stock, from purchasing or prepaying indebtedness and from incurring additional secured indebtedness. In addition, to the extent Continental's actual quarterly average cash balances exceed certain forecasts, a portion of such excess cash is required to be used to prepay certain loan obligations to GE.

Aircraft Fuel. Since fuel costs constitute a significant portion of Continental's operating costs (approximately 12.5% for the year ended December 31, 1995), significant changes in fuel costs would materially affect the Company's operating results. Fuel prices continue to be susceptible to international events, and the Company cannot predict near or longer- term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result.

In August 1993, the United States increased taxes on domestic fuel, including aircraft fuel, by 4.3 cents per gallon. Airlines were exempt from this tax increase until October 1, 1995, and proposed legislation in Congress would reinstate the exemption through September 30, 1997, subject to termination of the exemption on September 30, 1996 if certain aviation trust fund taxes are not extended. These aviation trust fund taxes expired on December 31, 1995 and have not, as of February 16, 1996, been extended. There can be no assurance that the continuation of this exemption will be enacted, or if enacted, the terms on which and the period for which the exemption will be effective. Continental has begun making its regular semi-monthly deposits based on the increased fuel tax. Non-extension of the fuel tax exemption would increase the annual operating expenses of Continental and Express by $36 million based on projected domestic fuel consumption levels during 1996.

Certain Tax Matters. In connection with the Reorganization and the recording of assets and liabilities at fair market value under the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company recorded a deferred tax liability at April 27, 1993, net of the amount of the Company's estimated realizable net operating loss carryforwards as required by Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". Realization of a substantial portion of the Company's net operating loss carryforwards will require the completion during the five-year period following the Reorganization of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company has consummated one such transaction (as described under Item 1. "Business. Continental CRS Interests, Inc."), which had the effect of realizing approximately 40% of the built-in gains required to be realized over the five- year period, and currently intends to consummate one or more additional transactions. If the Company were to determine in the future that not all such transactions will be completed, an adjustment to the net deferred tax liability of up to $116 million would be charged to income in the period such determination was made.

CMI. CMI's operating profit margins have consistently been greater than the Company's margins overall. In addition to its non-stop service between Honolulu and Tokyo, CMI's operations focus on the neighboring islands of Guam and Saipan, resort destinations that cater primarily to Japanese travelers. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the dollar. Appreciation of the yen against the dollar during 1993 and 1994 increased CMI's profitability and a decline of the yen against the dollar may be expected to decrease it. To reduce the potential negative impact on CMI's earnings, CMI, from time to time, purchases average rate options as a hedge against its net yen revenue position. Any significant and sustained decrease in traffic from Japan could materially adversely affect Continental's consolidated profitability.

Industry Conditions and Competition. The airline industry is highly competitive and susceptible to price discounting. The Company has in the past both responded to discounting actions taken by other carriers and initiated significant discounting actions (such as Continental Lite) itself. Continental's competitors include carriers with substantially greater financial resources, as well as smaller carriers with lower cost structures. Airline profit levels are highly sensitive to, and during recent years have been severely impacted by, changes in fuel costs, fare levels (or "average yield") and passenger demand. Passenger demand and yields have been adversely affected by, among other things, the general state of the economy, international events and actions taken by carriers with respect to fares. From 1990 to 1993, these factors contributed to the domestic airline industry incurring unprecedented losses. Although fare levels have increased recently, significant industry-wide discounts could be reimplemented at any time, and the introduction of broadly available, deeply discounted fares by a major United States airline would likely result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

The airline industry has consolidated in past years as a result of mergers and liquidations and may further consolidate in the future. Among other effects, such consolidation has allowed certain of Continental's major competitors to expand (in particular) their international operations and increase their market strength. Furthermore, the emergence in recent years of several new carriers, typically with low cost structures, has further increased the competitive pressures on the major United States airlines. In many cases, the new entrants have initiated or triggered price discounting. Aircraft, skilled labor and gates at most airports continue to be readily available to start-up carriers. Although management believes that Continental is better able than some of its major competitors to compete with fares offered by start-up carriers because of its lower cost structure, competition with new carriers or other low cost competitors on Continental's routes could negatively impact Continental's operating results.

Regulatory Matters. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. The Company expects to continue incurring expenses for the purpose of complying with the FAA's noise and aging aircraft regulations. In addition, several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. See
Item 1.  "Business.  Industry Regulation and Airport Access".

Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that are amendable. Continental cannot predict what laws and regulations may be adopted or their impact, but there can be no assurance that laws or regulations currently enacted or enacted in the future will not adversely affect the Company.

ITEM 2.  PROPERTIES.

FLIGHT EQUIPMENT

As shown in the following table, Continental's (including CMI's) jet aircraft fleet consisted of 309 jets at December 31, 1995.

                                                                             Seats
                                Total                                     in Standard          Average Age
  Type                         Aircraft       Owned         Leased       Configuration          (In Years)
  ----                         --------       -----         ------       -------------         -------------
Four Engine

747-200*                            2             -              2              392                 23.5

Three Engine

DC-10-10                            6             -              6              287                 23.2
DC-10-30                           13             -             13              242                 18.4
727-200*                           46             2             44              149                 19.2

Two Engine

737-500                            34             -             34              104                  1.2
737-300                            65            10             55              128                  8.4
737-200*                           17             9              8              100                 26.5
737-100*                           13            13              -               95                 27.3
757-200                            15             -             15              183                  1.1
MD-80                              67            10             57              141                 11.0
DC-9-30*                           31             3             28              103                 23.9
                                  ---           ---            ---                                  ----

                                  309            47            262                                  13.6
                                  ===           ===            ===                                  ====

*Stage II (noise level) aircraft.

All of the aircraft and engines owned by Continental are subject to mortgages.

As part of the Company's capacity rationalization program, during 1995, Continental removed from service 21 A300 aircraft, three 747 aircraft and 19 727 aircraft. All such aircraft, other than five A300 aircraft and one 747 aircraft, have been returned to their respective lessors. The aircraft removed from service are not included in the above table. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Results of Operations".

The FAA has adopted rules pursuant to the Airport Noise and Capacity Act of 1990 that require a scheduled phase out of Stage II aircraft during the 1990's. As a result of Continental's acquisition of a number of new aircraft and the retirement of older Stage II aircraft in recent years, 64.7% of Continental's current jet fleet was composed of Stage III aircraft at December 31, 1995. The Company plans to either retire or install hush kits on the remainder of its Stage II jet fleet (excluding those aircraft operated by CMI) prior to the year 2000 in order to comply with such rules.

Continental has firm commitments to take delivery of three new 737 and two new 757 aircraft through early 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is $2.7 billion. The Company currently anticipates that it will have remaining financing commitments from aircraft manufacturers of $575 million for jet aircraft deliveries beyond 1996. In addition, the Company recently purchased one DC-10-30 aircraft and entered into an operating lease for another DC-10-30 aircraft that are expected to be placed into service by the end of the second quarter of 1996.

As of December 31, 1995, Express operated a fleet of 81 aircraft, as follows:

                                                                               Seats
                                  Total                                     in Standard          Average Age
  Type                           Aircraft       Owned         Leased       Configuration          (In Years)
  ----                           --------       -----         ------       -------------         -------------
ATR-72                                3           3             -                64                  1.4
ATR-42                               38           3            35                46                  6.4
EMB 120                              32          22            10                30                  6.5
Beech 1900-D                          8           8             -                19                  0.1
                                    ---         ---           ---                                   ----

                                     81          36            45                                    5.6
                                    ===         ===           ===                                   ====

In December 1994, Express contracted with Beech for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. As of December 31, 1995, 13 Beech 1900-D aircraft had been delivered, of which eight had entered service by that date and five will enter service in the first quarter of 1996. The remaining 12 aircraft are scheduled to be delivered in 1996. In the fourth quarter of 1995, Express disposed of three ATR-42 aircraft and acquired one ATR-72 aircraft. In addition, one ATR-42 aircraft owned by the Company is currently leased to an unrelated third party and is not included in the table above. The Company is exploring the possibility of acquiring regional jets for operation by Express. As of February 16, 1996, no decision with respect to any such acquisition had been made. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments" for information regarding capital commitments and financing relating to aircraft.

FACILITIES

The Company's principal facilities are located at Newark, Houston Intercontinental, Cleveland and Guam/Saipan. All these facilities, as well as substantially all of Continental's other facilities, are leased on a long-term, net rental basis, with the lessee responsible for maintenance, taxes, insurance and other facility-related expenses and services. In certain locations, Continental owns hangars and other facilities on land leased on a long-term basis, which facilities will become the property of the lessor on termination of the lease. At each of its three domestic hub cities and most other locations, Continental's passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport.

Denver's Stapleton Airport closed on February 28, 1995 in connection with the opening of DIA. In 1992, the Company agreed to lease (i) 20 gates at DIA for a period of five years from the date DIA opened, (ii) four of such gates for an additional five years and (iii) a substantial amount of operational space in connection with the gates. On April 10, 1995, the Company reached an agreement with the City and certain other parties to amend its lease by reducing the Company's lease term to five years, reducing to 10 the number of gates (and reducing associated space) leased by the Company and making certain changes in the rates and charges under the lease. The agreement cured defaults under the lease, and also provided for the release of certain claims and the settlement of certain litigation filed by the City against the Company. See Item 3. "Legal Proceedings. Denver International Airport" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments".

In November 1994, the Company announced its decision to close its western United States scheduled maintenance facilities in Los Angeles and Denver, eliminating approximately 1,640 maintenance positions. Much of the Company's scheduled maintenance needs are now performed by outside suppliers who can support the Company's flight operations at locations more convenient to its primary domestic routes in the eastern, central and southern regions of the United States. The Company continues to evaluate its maintenance needs.

The Company has cargo facilities at Los Angeles International Airport. Negotiations are in progress with another carrier to sublease space at these facilities.

CMI operates a hub on the islands of Guam and Saipan. The Guam Airport Authority has undertaken a major airport terminal expansion that is expected to be substantially complete by late 1996. This expansion will increase the number of gates available at the Guam Airport from six to 17 (of which CMI will have preferential access to 11) and is currently anticipated to increase the cost of CMI's operations in Guam by more than $15 million a year.

Continental also maintains administrative offices, airport and terminal facilities, training facilities and other facilities related to the airline business in the cities it serves.

As of December 31, 1995, Continental remains contingently liable on $202 million of long-term lease obligations of USAir related to the East End Terminal at LaGuardia. In the event USAir defaults on these obligations, Continental might be required to cure the default, at which time it would have the right to reoccupy the terminal.

ITEM 3.  LEGAL PROCEEDINGS.

PLAN OF REORGANIZATION

The Company's Plan of Reorganization, which became effective on April 27, 1993, provides for the full payment of all allowed administrative and priority claims. Pursuant to the Plan of Reorganization, holders of allowed general unsecured claims are entitled to participate in a distribution of 1,900,000 shares of Class A common stock, 5,042,368 shares of Class B common stock and $6,523,952 of cash and have no further claim against the Company. The Plan of Reorganization provided for this distribution to be issued initially in trust to a distribution agent and thereafter for distributions to be made from the trust from time to time as disputed claims are resolved. The distribution agent must reserve from each partial distribution of stock or cash to allow a complete pro rata distribution to be made to each holder of a disputed claim in the event such claim is eventually allowed, unless the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") establishes a lower reserve or estimates the claim at a lesser amount for purposes of distribution. As of December 31, 1995, there remained 306,743 shares of Class A common stock, 804,390 shares of Class B common stock, and $1 million of cash available for distribution. The stock and cash set aside for distribution to prepetition unsecured creditors was fixed in the Plan of Reorganization and will not change as claims are allowed. However, as set forth below, a limited number of proceedings are still pending in which prepetition creditors seek to impose additional obligations on the Company.

BANKRUPTCY APPEALS

Several parties appealed the Bankruptcy Court's April 16, 1993 order confirming the Plan of Reorganization.

On December 3, 1990, the Company owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four collateral pools moved in the Bankruptcy Court for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline. Prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees, except for a claim of $117 million for alleged market value decline of 29 aircraft and 81 spare engines in the fourth collateral pool. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The United States District Court for the District of Delaware (the "District Court") dismissed the appeals as moot, and the trustees appealed to the Third Circuit Court of Appeals (the "Third Circuit") seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. The Third Circuit affirmed the District Court's dismissal in

February 1996. Although the trustees have applied for a rehearing and may appeal the Third Circuit's decision, the Company does not believe that the foregoing matter will have a material adverse effect on the Company.

On July 19, 1994, the Bankruptcy Court approved a comprehensive settlement resolving certain claims filed by ALPA and former pilots of Eastern Air Lines, Inc. ("Eastern"). A group of separately represented Eastern pilots (the "LPP Claimants") filed an appeal from an order disallowing the integration of the Eastern pilots seniority list with the Company pilots seniority list. The Company filed a motion to dismiss as moot the appeals brought by the LPP Claimants, on the grounds that only ALPA had standing with regard to this proceeding and ALPA had previously withdrawn a similar appeal. On November 29, 1995, the District Court issued an opinion denying the LPP Claimants' appeal, and stating that even if the LPP Claimants could establish the merits of their claims, they would be entitled only to recovery of prepetition unsecured bankruptcy claims. The District Court also held that the LPP Claimants may pursue an arbitration hearing to attempt to establish the validity of their claims and the amount, if any, of the bankruptcy claims generated thereby.
Both the LPP Claimants and a group of approximately 200 ex-Eastern pilots referred to as the Eastern Pilots' Merger Committee have appealed the District Court's decision. The Company is opposing these appeals both procedurally and on their merits. In addition, the Third Circuit has, on its own, questioned the Committee's standing to appeal. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

ANTITRUST PROCEEDINGS

In February 1995, Delta imposed dollar limits on the base commissions it would pay to travel agents on domestic airline tickets. Shortly thereafter, other airlines, including the Company, imposed similar dollar limits on their respective commissions. In February and March of 1995, the Company and six other major United States airlines were sued in a number of putative class actions, which have been consolidated as In re Airline Travel Agents Antitrust Litigation in the United States District Court for the District of Minnesota (the "Court"), in which various travel agents allege that the Company and the other defendants combined and conspired in unreasonable restraint of trade and commerce in violation of applicable antitrust laws. The plaintiffs also allege that the defendant airlines unlawfully fixed, lowered, maintained and stabilized the commissions paid to United States travel agents. Plaintiffs seek injunctive relief, treble damages, attorneys fees and related costs. On August 23, 1995, the Court denied plaintiffs' motion for a preliminary injunction and denied defendants' motion for summary judgment. On September 12, 1995, defendants filed a motion to certify an interlocutory appeal to the Eighth Circuit Court of Appeals regarding the standard of review for summary judgment to be applied by the Court in a conspiracy case under the antitrust laws. Such motion was denied on September 27, 1995. Discovery is ongoing.
The Company and the other defendant airlines are vigorously defending this lawsuit. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

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

The Company, the City and certain other parties entered into an agreement (the "DIA Settlement") that was approved by the Denver City Council on April 10, 1995. The DIA Settlement provided for the release of certain claims and the settlement of certain litigation filed by the City against the Company and reduced (i) the full term of the lease to five years, subject to certain rights of renewal granted to the Company, (ii) the number of gates leased from 20 to 10, and (iii) the amount of leased operational and other space by approximately 70%. The reduced number of gates and operational space exceed the Company's current needs at the airport. The Company is finalizing the sublease of four gates and certain operational space to another carrier, and is negotiating a sublease of one additional gate and certain operational space with a different carrier. The Company will attempt to sublease additional facilities and operational space as well. To the extent the Company is able to sublease additional gates and operational space, its costs under the lease will be reduced.

Another air carrier filed a complaint with the DOT alleging that the DIA Settlement had increased its rates and charges at DIA and that such carrier had not approved the changes to its rates and charges. The DOT dismissed the air carrier's complaint. The DIA Settlement could still be challenged by certain parties, including other air carriers, and the Company cannot predict what the outcome of any such challenge would be. If the DIA Settlement were successfully challenged, the Company believes it has defenses against the City, as well as claims against the City that would justify rescission of the lease or, if rescission were not awarded by the court, a substantial reduction in the Company's obligations thereunder. Although the Company believes that such a challenge is unlikely at this time, a successful challenge to the DIA Settlement could reduce or eliminate the Company's estimated savings at DIA.

ENVIRONMENTAL PROCEEDINGS

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may under certain circumstances be subject to joint and several liability for investigation and remediation costs. The Company (including its predecessors) has been identified as a potentially responsible party at four federal and two state sites that are undergoing or have undergone investigation or remediation. The Company believes that, although applicable case law is evolving and some cases may be interpreted to the contrary, some or all of any liability claims associated with these sites were discharged by confirmation of the Company's Plan of Reorganization, principally because the Company's exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, the Company believes that its potential liability for its allocable share of the cost to remedy each site (to the extent the Company is found to have liability) is not, in the aggregate, material; however, the Company has not been designated a "de minimis" contributor at any of such sites.

The Company is also involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties used or previously used by the Company. Although the Company is not currently subject to any environmental cleanup orders imposed by regulatory authorities, it is undertaking voluntary investigation or remediation at certain properties in consultation with such authorities. The full nature and extent of any contamination at these properties and the parties responsible for such contamination have not been determined, but based on currently available information the Company does not believe that any environmental liability associated with such properties will have a material adverse effect on the Company.

GENERAL

Various other claims and lawsuits against the Company are pending that are of the type generally consistent with the Company's business. The Company cannot at this time reasonably estimate the possible loss or range of loss that could be experienced if any of the claims were successful. Typically, such claims and lawsuits are covered in whole or in part by insurance. The Company does not believe that the foregoing matters will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Continental's common stock trades on the New York Stock Exchange. The table below shows the high and low sales prices for the Company's Class A common stock and Class B common stock as reported on the New York Stock Exchange during 1994 and 1995.

                                             Class A Common Stock              Class B Common Stock
                                           -------------------------         -------------------------
                                             High              Low             High              Low
                                           --------          -------         --------          -------
1994     First Quarter  . . . . . . . . .   30-3/4             18-3/4         27-1/4             16-7/8
         Second Quarter . . . . . . . . .   21                 13-1/2         19-3/4             11-1/4
         Third Quarter  . . . . . . . . .   22-1/4             14             21-1/2             13
         Fourth Quarter . . . . . . . . .   18-1/2              8-1/8         18-1/8              7-1/2

1995     First Quarter  . . . . . . . . .   12-1/8              7             12-1/4              6-1/2
         Second Quarter . . . . . . . . .   25-3/4             10-3/8         25-3/4             10-5/8
         Third Quarter  . . . . . . . . .   39-3/4             23-1/8         40-1/8             23-3/8
         Fourth Quarter . . . . . . . . .   46-7/8             34-3/8         47-1/2             34-3/4

As of February 16, 1996, there were approximately 4,232 and 6,205 holders of record of Continental's Class A and Class B common stock, respectively.

Certain of the Company's credit agreements currently prohibit the Company from paying cash dividends to its common stockholders. The Company has not paid any cash dividends on its common stock. Because the Company believes that it is important to retain earnings to strengthen the Company's balance sheet and liquidity, the Company has no current intention of paying dividends on its common stock.

The Company's certificate of incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. The Company's bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently requires that no more than 25.0% of the voting stock of the Company (or any other domestic airline) may be owned directly or indirectly by persons who are not citizens of the United States. Because Air Canada owns 23.6% of the voting power of the Company's common stock and shares of common stock owned by Air Canada have priority in registration on the foreign stock record over shares held by other foreign holders, the number of shares that may be voted by other foreign holders is very limited.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain consolidated financial data of (i) the Reorganized Company at December 31, 1995, 1994 and 1993 and for the years ended December 31, 1995 and 1994 and the period April 28, 1993 through December 31, 1993 and (ii) the Predecessor Company, for the period January 1, 1993 through April 27, 1993 and as of and for the two years ended December 31, 1992 (in millions, except per share data).

Because the Reorganized Company includes System One (see Item 1. "Business. Continental CRS Interests, Inc.") and other businesses that had been consolidated with Holdings prior to April 28, 1993 (but not with pre-reorganized Continental), the discussion herein generally refers to Holdings' consolidated financial statements for periods prior to April 28, 1993. As a result of the adoption of fresh start reporting in accordance with SOP 90-7, upon consummation of the Plan of Reorganization on April 27, 1993, the consolidated financial statements of the Predecessor Company and the Reorganized Company have not been prepared on a consistent basis of accounting and are separated by a vertical black line.

                                        Reorganized Company (1)(2)(3)                   Predecessor Company (1)(2)
                                     -------------------------------------         -------------------------------------
                                                                April 28,            January 1,        Year Ended
                                     Year Ended December 31,  1993 through         1993 through        December 31,
                                     -----------------------   December 31,          April 27,      --------------------
                                      1995            1994         1993                 1993          1992        1991
                                     -------         ------     ----------         ------------     --------   ---------
Operating revenue . . . . . . . .    $5,825         $5,670       $3,910               $1,857        $5,459       $5,451

Operating income (loss) . . . . .       385            (11)          95                 (114)         (106)        (219)

Income (loss) before
  extraordinary gain  . . . . . .       224           (613)         (39)                (979)         (125)        (306)

Net income (loss) . . . . . . . .       224           (613)         (39)               2,640          (125)        (306)

Earnings (loss) per common
  and common equivalent
  share:
   Before extraordinary gain  . .      7.20         (23.76)       (2.33)                   *         (2.70)       (6.74)
   Net income (loss)  . . . . . .      7.20         (23.76)       (2.33)                   *         (2.70)       (6.74)

Earnings (loss) per common
  share assuming full
  dilution:
   Before extraordinary gain  . .      6.29         (23.76)       (2.33)                   *         (2.70)       (6.74)
   Net income (loss)  . . . . . .      6.29         (23.76)       (2.33)                   *         (2.70)       (6.74)


                                                        (continued on next page)

                                                               Reorganized Company (1)(2)              Predecessor Company (2)
                                                        ----------------------------------------       -------------------------
                                                                      December 31,                           December 31,
                                                        ----------------------------------------       -------------------------
                                                          1995              1994          1993           1992             1991
                                                        --------           -------      --------       --------        ---------
Total assets  . . . . . . . . . . . . . . . . . .        $4,821             $4,601       $5,099           $3,253        $3,523

Debt and capital lease obligations
  in default (4)  . . . . . . . . . . . . . . . .             -                490            -                -             -

Estimated liabilities subject to
  Chapter 11 reorganization
  proceedings . . . . . . . . . . . . . . . . . .             -                  -            -            3,907         4,212

Long-term debt and capital lease
  obligations . . . . . . . . . . . . . . . . . .         1,658              1,202        1,775              228            81

Minority interest . . . . . . . . . . . . . . . .            27                 26           22                -             -

Continental-obligated mandatorily
  redeemable preferred securities of
  Trust . . . . . . . . . . . . . . . . . . . . .           242                  -            -                -             -

Redeemable preferred stock  . . . . . . . . . . .            41                 53           47              102           102

*Not meaningful.

(1) See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Results of Operations" for a discussion of significant transactions in 1995, 1994 and 1993. 1994 results include a provision of $447 million associated with the planned early retirement of certain aircraft and closed or underutilized airport and maintenance facilities and other assets.
(2) Certain reclassifications have been made in prior years' financial statements to conform to the 1995 presentation.
(3)      No cash dividends were paid on common stock during the periods shown.
(4) See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments" for a discussion of long-term debt and capital lease obligations in default at December 31, 1994.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Continental Airlines, Inc. (the "Company", "Continental" or the "Reorganized Company") is the successor to Continental Airlines Holdings, Inc. (together with its subsidiaries, "Holdings" or the "Predecessor Company") and the pre-reorganized Continental Airlines, Inc. On December 3, 1990, Continental and Holdings and all their wholly owned domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the federal bankruptcy code. The companies' consolidated Plan of Reorganization was confirmed on April 16, 1993 and became effective on April 27, 1993 (the "Reorganization"). On such date, Holdings merged with and into Continental. Because consolidated Continental (as reorganized) includes businesses that had been consolidated with Holdings for periods through April 27, 1993 (but not with pre-reorganized Continental), the discussion herein generally refers to Holdings' consolidated financial statements for periods through April 27, 1993.

On April 27, 1993, in connection with the Reorganization, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The fresh start reporting common equity value of the Company was determined by the Company, with the assistance of its financial advisors, to be approximately $615 million based, in part, on assumptions as to future results of operations. The carrying value of the Company's assets does not reflect historical cost but rather reflects current values determined by the Company as of April 27, 1993 (including values for intangible assets such as routes, gates and slots of approximately $1.7 billion). The difference between (i) the equity valuation of the Company plus the estimated fair market value of the Company's liabilities and (ii) the estimated fair market value of its identifiable assets was allocated to reorganization value in excess of amounts allocable to identifiable assets. Due to the significant adjustments relating to the Reorganization and the adoption of fresh start reporting, the pre-reorganized consolidated financial statements are not comparable to the post-reorganized consolidated financial statements of the Company. A vertical black line is shown in the consolidated financial statements presented herein to separate Continental's post-reorganized consolidated financial statements from the pre-reorganized consolidated financial statements of Holdings since they have not been prepared on a consistent basis of accounting. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, have also affected the Company's statements of operations. The more significant adjustments related to increased amortization expense relating to routes, gates and slots and reorganization value in excess of amounts allocable to identifiable assets, reduced aircraft rent expense and increased interest expense.

The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1.
"Business. Risk Factors", which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended December 31, 1995. The Company's results of operations for the periods subsequent to April 27, 1993 have not been prepared on a basis of accounting consistent with the Predecessor Company's results of operations for periods prior to April 28, 1993 due to the implementation of fresh start reporting upon the Company's emergence from bankruptcy. Financial information for 1993 is derived by combining the results of operations of the Company for the period April 28, 1993 through December 31, 1993 with those of Holdings for the period January 1, 1993 through April 27, 1993.

Comparison of 1995 to 1994. Continental's financial and operating performance improved dramatically in 1995, reflecting among other things implementation of the Company's new strategic program to enhance the fundamentals of its operations, rationalize capacity (including the elimination of "Continental Lite" operations - a network of short-haul, no-frills, low-fare flights), improve customer service and employee relations and strengthen Continental's balance sheet and liquidity. The Company recorded consolidated net income of $224 million for the year ended December 31, 1995, after recording $31 million in employee profit sharing, as compared to a consolidated net loss of $613 million for the year ended December 31, 1994. The Company's net income in 1995 included a $30 million net after tax gain on the System One Information Management, Inc. ("System One") transactions. During the fourth quarter of 1994, the Company recorded a provision of $447 million, which included $278 million associated primarily with the planned early retirement of certain aircraft and $169 million relating to closed or underutilized airport and maintenance facilities and other assets.

During 1995, the Company implemented its route realignment and capacity rationalization initiatives, which reduced capacity by 7.4% from 1994, while traffic declined only 3.8%, producing a 2.5 percentage point increase in load factor to 65.6%. This higher load factor, combined with a 9.4% increase in the average yield per revenue passenger mile, contributed to a 5.3% increase in passenger revenue to $5.3 billion despite the decreased capacity.

Cargo, mail and other revenue decreased 17.5%, $111 million, from 1994 to 1995, principally as a result of the System One transactions, which were effective April 27, 1995.

Wages, salaries and related costs decreased 6.5%, $100 million, from 1994 to 1995, primarily due to a reduction in the average number of full-time equivalent employees from approximately 40,400 for the year ended December 31, 1994 to approximately 33,700 for the year ended December 31, 1995. Such decrease was partially offset by a $20 million cash payment to pilots upon ratification of a new collective bargaining agreement, employee profit sharing and other incentive programs, including the payment of bonuses for Continental's on-time performance. Wage rates were impacted by longevity pay increases for substantially all employee groups, effective July 1, 1995. In addition, wage restorations relating to an average 10.0% wage reduction implemented by the Company in July 1992 also increased wage rates. Wage reductions were restored in equal increments in December 1992, April 1993, April 1994 and July 1994.

Aircraft fuel expense decreased 8.1%, $60 million, from 1994 to 1995. The quantity of jet fuel used dropped 7.7% from 1.3 billion gallons in 1994 to 1.2 billion gallons in 1995, principally reflecting capacity reductions and increased stage lengths. Such decrease was partially offset by a 2.8% increase in the average price per gallon from 53.5 cents in 1994 to 55.0 cents in 1995.

Aircraft rentals increased 14.8%, $64 million, from 1994 to 1995, primarily as a result of the delivery of new 737 and 757 aircraft from The Boeing Company ("Boeing") during late 1994 and throughout 1995. Such increase was partially offset by retirements and groundings of certain leased aircraft.

Commission expense increased 11.4%, $50 million, from 1994 to 1995, primarily due to increased passenger revenue and higher average effective commission rates associated with the Company's targeted travel initiatives and the elimination of noncommissionable Continental Lite fares.

Maintenance, materials and repairs costs decreased 13.3%, $66 million, from 1994 to 1995, principally due to the replacement of older aircraft with new aircraft, a reduction in the fleet size and the volume and timing of overhauls as part of the Company's ongoing maintenance program. Such decreases were partially offset by the shift of scheduled maintenance work to outside suppliers, which results in the entire cost of maintenance work performed by outside suppliers being included in maintenance, materials and repairs costs, whereas when Continental performs its own maintenance work, a portion of such cost is classified as wages, salaries and related costs.

Other rentals and landing fees decreased by 9.2%, $36 million, from 1994 to 1995, principally due to reduced facility rentals and landing fees resulting from downsizing operations.

Other operating expense decreased 6.3%, $88 million, from 1994 to 1995, primarily as a result of the System One transactions, which were effective April 27, 1995, coupled with decreases in advertising expense, aircraft servicing expense and catering expense. Such decreases were partially offset by increases in reservations and sales expense and other miscellaneous expense.

Interest expense decreased 11.6%, $28 million, from 1994 to 1995, primarily due to (i) the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993 and (ii) principal reductions of long-term debt and capital lease obligations. Such decrease was partially offset by accrued interest on the convertible secured debentures.

Interest capitalized decreased 64.7%, $11 million, from 1994 to 1995, principally due to a decrease in the average balance of purchase deposits for flight equipment.

Interest income increased 34.8%, $8 million, from 1994 to 1995, primarily due to an increase in the average interest rate earned on investments coupled with an increase in the average balance of cash and cash equivalents.

The Company recorded a pretax gain of $108 million related to the System One transactions in Nonoperating Income (Expense) in the accompanying consolidated statement of operations. The tax provision related to these transactions totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million.

In 1995, the bankruptcy court approved a settlement resolving certain claims filed by the Company for the return of certain aircraft purchase deposits. As a result of the settlement, the Company recorded a $12 million gain in 1995, which was classified in Other, net in the accompanying consolidated statement of operations. These gains were partially offset by an additional provision of $14 million for underutilized airport facilities and other assets (primarily associated with Denver International Airport, "DIA") and a $5 million pretax charge related to the purchase of warrants held by Air Canada. The Company's Other, net in 1994 included gains of $10 million relating primarily to a gain on the sale of 10 aircraft from Beech Acceptance Corporation ("Beech") and five spare engines, offset by foreign exchange losses of $5 million (primarily related to Japanese yen-denominated transactions). In addition, during the fourth quarter of 1994, the Company recorded a provision of $447 million, which included $278 million associated primarily with the planned early retirement of certain aircraft and $169 million relating to closed or underutilized airport and maintenance facilities and other assets.

Comparison of 1994 to 1993. The Company recorded a consolidated loss of $613 million for the year ended December 31, 1994 as compared to a consolidated loss before extraordinary gain of $1 billion for the year ended December 31, 1993. The Company's net loss in 1994 included a provision of $447 million associated with the planned early retirement of certain aircraft and closed or underutilized airport and maintenance facilities and other assets. The Company's net income in 1993 included an extraordinary gain of $3.6 billion primarily related to the discharge of prepetition debt obligations in connection with the Reorganization.

Passenger revenue of $5 billion in 1994 decreased 1.5%, $79 million, from 1993 due primarily to a 1.7% decrease in Continental's jet revenue passenger miles resulting from a 1.7% decrease in available seat miles. Such decrease was partially offset by a 0.8% increase in jet yields. Fourth quarter results for Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, in 1994 were adversely affected by an Airworthiness Directive issued by the Federal Aviation Administration ("FAA"), which prohibited all airlines, including Express, from flying ATR-42 and ATR-72 aircraft during certain atmospheric conditions.

Cargo, mail and other revenue decreased by 2.8%, $18 million, from 1993 to 1994, primarily as a result of Continental's termination of service to Australia and New Zealand in October 1993 and poor weather in the eastern United States in the first quarter of 1994.

Wages, salaries and related costs increased 2.0%, $30 million, from 1993 to 1994, due to higher wage rates, partially offset by a decrease in the average number of full-time equivalent employees. In July 1992, the Company implemented an average 10.0% wage reduction, which reduction was restored in equal increments in December 1992, April 1993 and April 1994, with the final restoration occurring in July 1994. The number of average full-time equivalent employees decreased from approximately 41,300 in 1993 to approximately 40,400 in 1994.

Aircraft fuel expense decreased 8.7%, $71 million, from 1993 to 1994, primarily due to a 9.8% reduction in the average price per gallon from 59.3 cents in 1993 to 53.5 cents in 1994. Such decrease was partially offset by a 7.7% increase in the quantity of jet fuel used from 1.3 billion gallons in 1993 to 1.4 billion gallons in 1994, principally due to an increase in the frequency of take-offs and landings associated with Continental Lite operations.

Aircraft rentals increased 4.3%, $18 million, from 1993 to 1994, primarily as a result of the delivery of new Boeing 737 and 757 aircraft during 1994. Such increase was partially offset by retirements of leased aircraft and the full year impact in 1994 of the amortization of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

Commission expense decreased 20.6%, $114 million, from 1993 to 1994, primarily due to a decrease in commissionable sales and a reduction in the aggregate average commission rate.

Maintenance, materials and repairs costs decreased 9.5%, $52 million, from 1993 to 1994, primarily due to increased operational efficiencies and the retirement of older aircraft.

Other rentals and landing fees increased 3.7%, $14 million, from 1993 to 1994. Such increase was primarily due to increased landing fees resulting from reduced segment lengths associated with Continental Lite operations.

Depreciation and amortization expense increased 7.9%, $19 million, from 1993 to 1994, due primarily to (i) an increase in aircraft operated under capital leases during the fourth quarter of 1993, (ii) the amortization of incremental capitalized costs associated with aircraft, and (iii) the annualized impact of fresh start adjustments relating to aircraft, routes, gates and slots and reorganization value in excess of amounts allocable to identifiable assets.

Other operating expense increased 3.8%, $51 million, from 1993 to 1994, primarily as a result of increases in reservations and sales expense, advertising expense and other miscellaneous expense, partially offset by a decrease in catering expense.

The Company's interest expense increased 11.1%, $24 million, from 1993 to 1994, due primarily to a net increase in debt on which the Company was required to accrue interest. As a result of its Chapter 11 filing, through April 1993, the Company was not obligated to pay, and accordingly ceased accruing, contractual interest on its unsecured and undersecured obligations.

Interest capitalized increased 70.0%, $7 million, from 1993 to 1994, due primarily to an increase in 1994 in the average balance during the year of purchase deposits for flight equipment.

Interest income increased 27.8%, $5 million, from 1993 to 1994, primarily due to an increase in the average balance of cash and cash equivalents coupled with an increase in the average interest rate. Interest income earned on the Company's investments during the period prior to April 28, 1993 was netted against reorganization items in accordance with SOP 90-7.

Reorganization items, net, in 1993 included professional fees of $59 million, accruals for rejected aircraft agreements of $153 million and other miscellaneous adjustments of $34 million. In addition, in the second quarter of 1993, fresh start adjustments totaling $719 million were recorded relating to the adjustment of assets and liabilities to fair market value as well as other miscellaneous fresh start adjustments of $77 million. These fresh start adjustments were partially offset by the write-off of deferred gains on sale/leaseback transactions of $219 million and interest income of $4 million.

The Company's Other, net in 1994 included gains of $10 million relating primarily to a gain on the sale of 10 Beech aircraft and five spare engines, offset by foreign exchange losses of $5 million (primarily related to Japanese yen-denominated transactions). In addition, during the fourth quarter of 1994, the Company recorded a provision of $447 million, which included $278 million associated primarily with the planned early retirement of certain aircraft and $169 million relating to closed or underutilized airport and maintenance facilities and other assets. Other, net in 1993 included a gain of $35 million related to System One's sale to Electronic Data Systems Corporation ("EDS") of substantially all of the assets of its Airline Services Division of a subsidiary offset by foreign exchange losses (primarily related to Japanese yen, German mark and British pound denominated transactions), charges totaling $13 million related to the Company's termination of services to Australia and New Zealand and other expense primarily related to the abandonment of airport facilities.

In 1993, the Company recorded an extraordinary gain of $3.6 billion resulting from the extinguishment of prepetition obligations, including the write-off of a deferred credit related to Eastern Air Lines, Inc. of $1.1 billion.

CERTAIN STATISTICAL INFORMATION

An analysis of statistical information for Continental's jet operations for each of the three years in the period ended December 31, 1995 is as follows:

                                                Net Increase/                 Net Increase/
                                                  (Decrease)                    (Decrease)
                                      1995        1995-1994         1994        1994-1993          1993
                                    --------    -------------     --------    -------------      --------
Revenue passenger
  miles (millions) (1)  . . . .        40,023       (3.8)%           41,588        (1.7)%           42,324
Available seat miles
  (millions) (2)  . . . . . . .        61,006       (7.4)%           65,861        (1.7)%           67,011
Block hours
  (thousands) (3) . . . . . . .         1,095       (4.6)%            1,148         1.1 %            1,135
Passenger load
  factor (4)  . . . . . . . . .          65.6%       2.5  pts.         63.1%       (0.1) pts.         63.2%
Breakeven passenger
  load factor (5) . . . . . . .          60.8%      (2.1) pts.         62.9%       (0.4) pts.         63.3%
Passenger revenue per
  available seat mile
  (cents) (6) . . . . . . . . .          8.20       13.6 %             7.22         0.7 %             7.17
Total revenue per
  available seat
  miles (cents) (7) . . . . . .          9.02       13.5 %             7.95         0.1 %             7.94
Operating cost per
  available seat mile
  (cents) (8) (11)  . . . . . .          8.36        6.4 %             7.86        (0.5)%             7.90
Operating cost per
  block hour (11) . . . . . . .        $4,655        3.3 %           $4,506        (3.4)%           $4,665
Average yield per
  revenue passenger
  mile (cents) (9)  . . . . . .         12.51        9.4 %            11.44         0.8 %            11.35
Average fare per
  revenue passenger . . . . . .       $133.21       18.2 %          $112.71        (9.3)%          $124.32
Revenue passengers
  (thousands) . . . . . . . . .        37,575      (11.0)%           42,202         9.3 %           38,628
Average length of
  aircraft flight (miles) . . .           836       15.0 %              727       (15.1)%              856
Average daily utilization
  of each aircraft
  (hours) (10)  . . . . . . . .          9:32       (4.2)%             9:57         2.2 %             9:44
Actual aircraft in fleet
  at end of period  . . . . . .           309       (6.4)%              330         4.4 %              316
---------------

 (1)      The number of scheduled miles flown by revenue passengers.

 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3) The number of hours an aircraft is operated in revenue service from gate to gate.
 (4)      Revenue passenger miles divided by available seat miles.
 (5) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (6)      Passenger revenue divided by available seat miles.
 (7)      Total revenue divided by available seat miles.
 (8) Operating expenses divided by available seat miles. Operating cost for the year ended December 31, 1993 included $37 million of nonrecurring items related to the Reorganization.
 (9) The average revenue received for each mile a revenue passenger is carried.
(10) The average block hours flown per day in revenue service per aircraft.
(11) Operating cost and breakeven passenger load factor data for periods prior to April 28, 1993 are not comparable with data after April 27, 1993.

LIQUIDITY AND CAPITAL COMMITMENTS

As part of the Company's Go Forward Plan, in January 1995, the Company commenced a series of initiatives designed to improve liquidity in 1995 and 1996. The major liquidity elements of this plan included (i) rescheduling principal amortization under the Company's loan agreements with its primary secured lenders (representing $599 million of the Company's outstanding long-term debt at December 31, 1994), (ii) restructuring the Company's commitments to purchase new Boeing aircraft and related engines, (iii) deferring or reducing cash requirements associated with certain existing aircraft, (iv) reducing the Company's lease commitments at DIA and (v) evaluating the potential disposition of non-core assets. As discussed below, by implementing the liquidity elements of the Company's Go Forward Plan, Continental improved its 1995 liquidity by approximately $250 million and expects to improve its 1996 liquidity by approximately $275 million.

As of December 31, 1995, Continental and its consolidated subsidiaries had approximately $1.9 billion (including current maturities) of long-term indebtedness and capital lease obligations, and had approximately $615 million of minority interest, preferred securities of trust, redeemable preferred stock and common stockholders' equity. As of February 1, 1996, the Company had redeemed or repurchased the remaining outstanding convertible secured debentures issued in connection with its renegotiation of aircraft leases. If the convertible secured debentures had been redeemed or repurchased as of December 31, 1995, the ratio of long-term debt and capital lease obligations (including current maturities) to common stockholders' equity, redeemable preferred stock and preferred securities of trust would have been 3.0. As of December 31, 1994, the ratio of long-term debt and capital lease obligations (including current maturities and debt in default) to common stockholders' equity and redeemable preferred stock was 10.9. Common stockholders' equity reflects the adjustment of the Company's balance sheet and the recording of assets and liabilities at fair market value as of April 27, 1993 in accordance with SOP 90-7.

On March 31, 1995, the Company signed agreements with Boeing and certain engine manufacturers to defer substantially all aircraft deliveries that had been scheduled for 1996 and 1997. Five Boeing 767 aircraft that had been scheduled for delivery to Continental in 1995 were sold to a third party. They were replaced by five Boeing 767 aircraft to be delivered starting in 1998. Options to purchase additional aircraft were canceled. Furthermore, on March 30, 1995 Continental amended its principal secured loan agreements with General Electric Capital Corporation, General Electric Company and certain affiliates (any one or more of such entities, "GE") to defer 1995 and 1996 principal payments and amended certain of its operating lease agreements with GE to defer 1995 rental obligations. In connection with the GE loan and lease agreement amendments, Continental agreed, among other things, to obtain concessions from certain aircraft lessors, all of which were subsequently obtained.

The Company retired from service 24 less-efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which were significantly less than contractual rentals on these aircraft, and began ceasing all rental payments as the aircraft were removed from service. In addition, in the first quarter of 1995, Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. These actions caused a significant number of defaults and cross defaults in various long-term debt and capital lease and operating lease agreements. The Company began negotiations in February 1995 with the lessors of (or lenders with respect to) these 35 widebody aircraft to amend the payment schedules and provide alternative compensation, including, in certain cases, convertible secured debentures in lieu of current cash payments. The Company reached resolutions covering all 35 widebody aircraft, thereby curing defaults under the related agreements and the resulting cross defaults. The last such resolution was achieved during the fourth quarter of 1995. In connection with these resolutions, Continental issued convertible secured debentures in an aggregate original principal amount of $158 million, entered into certain agreements including restructured leases and made certain payments to lessors and lenders. As of February 1, 1996, all such debentures (including payment-in-kind interest) had been repurchased or redeemed by the Company.

The Company had been in default under its lease of facilities at DIA. On April 10, 1995, the Denver City Council approved an agreement among the City and County of Denver, the Company and certain signatory airlines amending the Company's lease by reducing the Company's lease term to five years, reducing to 10 the number of gates (and reducing associated space) leased by the Company and making certain changes in the rates and charges under the lease. The agreement cured the default, and also provided for the release of certain claims and the settlement of certain litigation filed by the City against the Company.

The Company had also been in default under the debt agreement relating to the financing of the Company's Los Angeles International Airport ("LAX") maintenance facility. On September 29, 1995, the Company consummated a restructuring of such indebtedness, which involved the issuance of $65 million in principal amount (including payment-in-kind interest of $2 million) of unsecured indebtedness payable in installments between 1997 and 2000, in exchange for all of the indebtedness and accrued but unpaid interest thereon formerly secured by the Company's LAX maintenance facility and related equipment. This restructuring cured the defaults under the indebtedness and related cross defaults.

As a result of an FAA Airworthiness Directive which forced the partial grounding of the Company's ATR commuter fleet in late 1994 and early 1995, the Company withheld lease payments totaling $8 million on those ATR aircraft leased from the manufacturer. In 1995, the Company settled its claims with ATR.

Continental and its System One subsidiary entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets (including the travel agent subscriber base and travel-related information management products and services software), as well as certain liabilities of System One, were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS Interests, Inc. ("Continental CRS") (formerly System One, which remains a wholly owned subsidiary of Continental), EDS and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. In addition to the one-third interest in LLC, Continental CRS received cash proceeds of $40 million and an equity interest in AMADEUS valued at $120 million, and outstanding indebtedness of $42 million of System One owed to EDS was extinguished. In connection with these transactions, the Company recorded a pretax gain of $108 million, which amount was included in Nonoperating Income (Expense) in the accompanying consolidated statement of operations for the year ended December 31, 1995. The related tax provision totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million. System One's revenue, included in Cargo, mail and other revenue, and related net earnings were not material to the consolidated financial statements of Continental.

On September 29, 1995, Continental issued a secured promissory note (the "Redemption Loan") with a principal amount of $21 million to GE in exchange for its 202,784 shares of Series A 8% Cumulative Preferred Stock, together with accumulated dividends thereon (representing all of the outstanding Series A 8% Cumulative Preferred Stock). The Redemption Loan bears interest at 8.0% per annum from September 29, 1995 through March 31, 1996 and 9.86% per annum thereafter.

The Company has also undertaken a variety of other activities intended to strengthen its longer-term financing position and enhance earnings. First, the Company consummated an offering of 8-1/2% convertible trust originated preferred securities ("TOPrS"), which are convertible into Class B common stock of Continental at a price of $48.36 per share. A portion of the $242 million net proceeds of that offering was used to repurchase or redeem all of the Company's convertible secured debentures issued in connection with the lease renegotiations discussed above (which would otherwise have become convertible into Class B common stock in August 1996 at a price of $26 per share). An additional portion of the net proceeds was used to repay obligations incurred to aircraft lessors and lenders in connection with those renegotiations. Second, in the third quarter of 1995, the Company purchased from Air Canada warrants to purchase approximately 6.2 million shares of Continental's common stock with exercise prices of $15 and $30 per share for $14 million in cash (including a $5 million fee paid to a lender) and a $42 million one-year note (which note was repaid with a portion of the net proceeds of the TOPrS offering). Third, the Company recorded a $30 million after-tax gain in the second quarter of 1995 in connection with the System One transactions, which increased liquidity by an additional $82 million, consisting of $40 million of cash proceeds and $42 million of outstanding indebtedness extinguished. Finally, on January 31, 1996, the Company consummated the offering of $489 million of enhanced pass- through certificates that refinanced the underlying debt associated with 18 leased aircraft and will reduce Continental's annual operating lease expense by more than $15 million for the affected aircraft.

The Company had, as of December 31, 1995, deferred tax assets aggregating $1.4 billion, including $860 million of net operating loss carryforwards ("NOLs"). The Company recorded a valuation allowance of $782 million against such assets as of December 31, 1995. Realization of a substantial portion of the Company's remaining NOLs will require the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. Although the Company has consummated one such transaction involving System One, as previously discussed, and currently intends to consummate one or more additional transactions, in the event the Company were to determine in the future that not all such transactions will be completed, an adjustment to the net deferred tax liability of up to $116 million would be charged to income in the period such determination was made.

As a result of NOLs, the Company does not currently expect to pay United States federal income taxes (other than alternative minimum tax) prior to 1998. Additionally, for financial reporting purposes in 1995, the Company has utilized NOLs for which a tax benefit had not previously been recorded to offset tax expense. As of December 31, 1995, the Company had approximately $200 million of such unbenefitted NOLs. To the extent the Company's aggregate taxable income after December 31, 1995 for financial statement purposes exceeds such amount, it will record tax expense for financial statement purposes.
Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences a more than 50% ownership change over a three-year period. No assurance can be given that future transactions, whether within or outside the control of the Company, would not cause such a change in ownership, thereby substantially restricting the use of NOLs in future periods for both federal income tax and financial reporting purposes.

Continental has firm commitments to take delivery of three new 737 and two new 757 aircraft through early 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is $2.7 billion. In connection with the rescheduling of jet aircraft deliveries, $72 million of purchase deposits was returned to the Company in 1995. In December 1994, Express contracted with Beech for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. As of December 31, 1995, 13 Beech 1900-D aircraft had been delivered, of which eight had entered service by that date and five will enter service in the first quarter of 1996. The remaining 12 aircraft are scheduled to be delivered in 1996. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new aircraft from Boeing and Beech will be sufficient to fund all deliveries scheduled during 1996. Furthermore, the Company currently anticipates that it will have remaining financing commitments from aircraft manufacturers of $575 million for jet aircraft deliveries beyond 1996. The Company believes that further financing will be needed to satisfy the remaining amount of such capital commitments. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

In addition, the Company recently purchased one DC-10-30 aircraft and entered into an operating lease for another DC-10- 30 aircraft that are expected to be placed into service by the end of the second quarter of 1996.

Continental expects its cash outlays for 1996 capital expenditures, exclusive of aircraft acquisitions, to aggregate $120 million primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during 1995 and 1994 aggregated $41 million and $208 million, respectively, exclusive of aircraft acquisitions.

As of December 31, 1995, the Company had $747 million in cash and cash equivalents, compared to $396 million as of December 31, 1994. As of February 1, 1996, the Company had redeemed or repurchased the remaining outstanding convertible secured debentures that had been issued in connection with its renegotiation of aircraft leases, using $125 million in cash. Net cash provided by operating activities increased $306 million during 1995 compared to 1994, principally due to earnings improvement. In addition, net cash provided by investing activities increased $196 million, primarily as a result of (i) cash proceeds received from the System One transactions in 1995, (ii) an increase in purchase deposits returned in 1995 due to canceled aircraft options, delivery deferrals or delivery of aircraft, (iii) higher capital expenditures during 1994 relating to purchase deposits on jet and turboprop aircraft and (iv) expenditures in 1994 relating to the Company's discontinued Continental Lite operations and Continental's investment in America West Airlines, Inc. Net cash used by financing activities in 1995 compared to 1994 decreased $174 million, primarily due to cash proceeds received from the TOPrS offering offset by an increase in payments on long-term debt and capital lease obligations.

Continental does not have general lines of credit, and substantially all of its assets, including the stock of its subsidiaries, are encumbered.

Approximately $144 million and $119 million of cash and cash equivalents at December 31, 1995 and 1994, respectively, were held in restricted arrangements relating primarily to payments for workers' compensation claims and in accordance with the terms of certain other agreements. Continental and Continental Micronesia, Inc. ("CMI"), a 91%-owned subsidiary of the Company, have secured borrowings from GE which as of December 31, 1995 aggregated $634 million. CMI's secured loans contain significant financial covenants, including requirements to maintain a minimum cash balance and consolidated net worth, restrictions on unsecured borrowings and mandatory prepayments on the sale of most assets. These financial covenants limit the ability of CMI to pay dividends to Continental. As of December 31, 1995, CMI had a minimum cash balance requirement of $29 million. In addition, certain of Continental's secured loans require the Company to, among other things, maintain a minimum monthly operating cash flow and cumulative operating cash flow, a minimum monthly cash balance and a minimum ratio of operating cash flow to fixed charges. Continental also is prohibited generally from paying cash dividends in respect of its capital stock, from purchasing or prepaying indebtedness and from incurring additional secured indebtedness. In addition, to the extent Continental's actual quarterly average cash balances exceed certain forecasts, a portion of such excess cash is required to be used to prepay certain loan obligations to GE.

The Company has entered into petroleum option contracts to protect against a sharp increase in jet fuel prices, and CMI has entered into average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar. The petroleum option contracts generally cover the Company's forecasted jet fuel needs for the next three to six months, and the average rate option contracts cover a portion of CMI's yen-denominated ticket sales for the next six to 10 months. At December 31, 1995 and 1994, the Company had petroleum option contracts outstanding with an aggregate contract value of $175 million and $140 million, respectively, and at December 31, 1995, CMI had an average rate option contract outstanding with a contract value of $185 million. At December 31, 1995 and 1994, the fair value of the option contracts was immaterial. The Company and CMI are exposed to credit loss in the event of nonperformance by the counterparties on the option contracts; however, management does not anticipate nonperformance by these counterparties. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

Management believes that the Company's costs are likely to be affected in 1996 by, among other factors, (i) increased wages, salaries and benefits, (ii) higher aircraft rental expense as new aircraft are delivered, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the related assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of 1996. Due to the significant number of operating assets the Company maintains and the extensive number of estimates that must be made to assess the impact of SFAS 121, the financial statement impact has not yet been determined.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25
- "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 requires that companies electing to continue using the intrinsic value method must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company's required adoption date for SFAS 123 is January 1, 1996. The Company anticipates that it will continue to account for stock-based compensation using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

                                                                            Page No.
                                                                            --------
Report of Independent Auditors                                                   F-2

Consolidated Statements of Operations for each of the
   Three Years in the Period Ended December 31, 1995                             F-3

Consolidated Balance Sheets as of December 31, 1995 and 1994                     F-5

Consolidated Statements of Cash Flows for each of the
   Three Years in the Period Ended December 31, 1995                             F-7

Consolidated Statements of Redeemable and Nonredeemable
   Preferred Stock and Common Stockholders' Equity
   (Deficit) for each of the Three Years in the Period
   Ended December 31, 1995                                                      F-10

Notes to Consolidated Financial Statements                                      F-13

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, redeemable and non-redeemable preferred stock and common stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995 and for the period April 28, 1993 through December 31, 1993. We have also audited the accompanying consolidated statements of operations, redeemable and nonredeemable preferred stock and common stockholders' equity and cash flows for the period from January 1, 1993 through April 27, 1993 of Continental Airlines Holdings, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 and the period from April 28, 1993 to December 31, 1993 and the consolidated results of operations and cash flows of Continental Airlines Holdings, Inc., for the period from January 1, 1993 through April 27, 1993, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Houston, Texas
February 12, 1996

                           CONTINENTAL AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In millions of dollars, except per share data)

                                                                                                     Predecessor
                                                          Reorganized Company                          Company
                                             ------------------------------------------------        ------------
                                                                                 Period from
                                                                               Reorganization        Period from
                                                                                 (April 28,           January 1,
                                              Year Ended December 31,           1993 through         1993 through
                                             ------------------------           December 31,           April 27,
                                              1995              1994                1993)                1993
                                             ------            ------          --------------        ------------
Operating Revenue:
  Passenger . . . . . . . . . . . . . . .    $5,302            $5,036               $3,493            $ 1,622
  Cargo, mail and other . . . . . . . . .       523               634                  417                235
                                             ------            ------               ------            -------
                                              5,825             5,670                3,910              1,857
                                             ------            ------               ------            -------
Operating Expenses:
  Wages, salaries and related costs . . .     1,432             1,532                1,000                502
  Aircraft fuel . . . . . . . . . . . . .       681               741                  540                272
  Aircraft rentals  . . . . . . . . . . .       497               433                  261                154
  Commissions   . . . . . . . . . . . . .       489               439                  378                175
  Maintenance, materials and repairs  . .       429               495                  363                184
  Other rentals and landing fees  . . . .       356               392                  258                120
  Depreciation and amortization   . . . .       253               258                  162                 77
  Other   . . . . . . . . . . . . . . . .     1,303             1,391                  853                487
                                             ------            ------               ------            -------
                                              5,440             5,681                3,815              1,971
                                             ------            ------               ------            -------

Operating Income (Loss) . . . . . . . . .       385               (11)                  95               (114)
                                             ------            ------               ------            -------
Nonoperating Income (Expense):
  Interest expense  . . . . . . . . . . .      (213)             (241)                (165)               (52)
  Interest capitalized  . . . . . . . . .         6                17                    8                  2
  Interest income . . . . . . . . . . . .        31                23                   14                  -
  Gain on System One transactions . . . .       108                 -                    -                  -
  Reorganization items, net . . . . . . .         -                 -                    -               (818)
  Other, net  . . . . . . . . . . . . . .        (7)             (439)                  (4)                 5
                                             ------            ------               ------            -------
                                                (75)             (640)                (147)              (863)
                                             ------            ------               ------            -------

Income (Loss) before Income
  Taxes, Minority Interest and
  Extraordinary Gain  . . . . . . . . . .       310              (651)                 (52)              (977)

Income Tax (Provision) Benefit  . . . . .       (78)               42                   13                 (2)
                                             ------            ------               ------            -------

                                                        (continued on next page)

                           CONTINENTAL AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In millions of dollars, except per share data)

                                                                                                      Predecessor
                                                          Reorganized Company                           Company
                                             -------------------------------------------------        ------------
                                                                                  Period from
                                                                                Reorganization        Period from
                                                                                  (April 28,           January 1,
                                              Year Ended December 31,            1993 through         1993 through
                                             -------------------------           December 31,           April 27,
                                              1995               1994                1993)                1993
                                             ------             ------          --------------        ------------
Income (Loss) before Minority
  Interest and Extraordinary Gain . . . .   $  232              $  (609)            $ (39)             $ (979)

Minority Interest . . . . . . . . . . . .       (6)                  (4)                -                   -

Distributions on Preferred
  Securities of Trust . . . . . . . . . .       (2)                   -                 -                   -
                                            ------              -------            ------              ------
Income (Loss) before
  Extraordinary Gain  . . . . . . . . . .      224                 (613)              (39)               (979)

Extraordinary Gain  . . . . . . . . . . .        -                    -                 -               3,619
                                            ------              -------            ------              ------

Net Income (Loss) . . . . . . . . . . . .      224                 (613)              (39)              2,640

Preferred Dividend Requirements and
  Accretion to Liquidation Value  . . . .       (9)                  (6)               (3)                  -
                                            ------              -------            ------              ------
Income (Loss) Applicable to
  Common Shares . . . . . . . . . . . . .   $  215              $  (619)           $  (42)             $2,640
                                            ======              =======            ======              ======
Earnings (Loss) per Common
  and Common Equivalent Share . . . . . .   $ 7.20              $(23.76)           $(2.33)             $N.M.*
                                            ======              =======            ======              ======
Earnings (Loss) per Common Share
  Assuming Full Dilution    . . . . . . .   $ 6.29              $(23.76)           $(2.33)             $N.M.*
                                            ======              =======            ======              ======

*N.M. - Not meaningful - Historical per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of April 27, 1993.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONTINENTAL AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In millions of dollars, except for share data)

                                                                              December 31,       December 31,
             ASSETS                                                               1995               1994
                                                                              ------------       ------------
Current Assets:
   Cash and cash equivalents, including restricted cash
    and cash equivalents of $144 and $119, respectively . . . . . . . . .     $  747              $  396
   Accounts receivable, net of allowance for doubtful
    receivables of $44 and $38, respectively  . . . . . . . . . . . . . .        351                 376
   Spare parts and supplies, net of allowance for
    obsolescence of $36 and $36, respectively . . . . . . . . . . . . . .        127                 142
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . .         90                  76
                                                                              ------              ------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .      1,315                 990
                                                                              ------              ------

Property and Equipment:
   Owned property and equipment:
    Flight equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,107               1,004
    Other  . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .        288                 282
                                                                              ------              ------
                                                                               1,395               1,286
    Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . .      1,110               1,079
                                                                              ------              ------
                                                                               1,110               1,079
                                                                              ------              ------

   Purchase deposits for flight equipment . . . . . . . . . . . . . . . .         48                 166
                                                                              ------              ------

   Capital leases:
    Flight equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .        394                 400
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28                  17
                                                                              ------              ------
                                                                                 422                 417
    Less:  Accumulated amortization . . . . . . . . . . . . . . . . . . .        119                  69
                                                                              ------              ------
                                                                                 303                 348
                                                                              ------              ------
     Total property and equipment . . . . . . . . . . . . . . . . . . . .      1,461               1,593
                                                                              ------              ------
Other Assets:
   Routes, gates and slots, net of accumulated amortization
    of $154 and $97, respectively . . . . . . . . . . . . . . . . . . . .      1,531               1,591
   Reorganization value in excess of amounts allocable to
    identifiable assets, net of accumulated amortization of $46
    and $31, respectively   . . . . . . . . . . . . . . . . . . . . . . .        251                 318

   Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        163                  17
   Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . .        100                  92
                                                                              ------              ------
   Total other assets   . . . . . . . . . . . . . . . . . . . . . . . . .      2,045               2,018
                                                                              ------              ------

    Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,821              $4,601
                                                                              ======              ======

                                                        (continued on next page)

                           CONTINENTAL AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In millions of dollars, except for share data)

                                                                               December 31,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1995                 1994
                                                                               ------------         ------------
Current Liabilities:
   Debt and capital lease obligations in default  . . . . . . . . . . . . . .   $      -              $   490
   Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .        163                  126
   Current maturities of capital leases . . . . . . . . . . . . . . . . . . .         58                   26
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        617                  630
   Air traffic liability  . . . . . . . . . . . . . . . . . . . . . . . . . .        579                  584
   Accrued payroll and pensions . . . . . . . . . . . . . . . . . . . . . . .        181                  179
   Accrued other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .        386                  373
                                                                                --------              -------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .      1,984                2,408
                                                                                --------              -------

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,352                1,038
                                                                                --------              -------

Capital Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        306                  164
                                                                                --------              -------

Deferred Credits and Other Long-Term Liabilities:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         46                   28
   Deferred credit - aircraft operating leases  . . . . . . . . . . . . . . .         97                  138
   Accruals for aircraft retirements and excess facilities  . . . . . . . . .        175                  392
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        246                  251
                                                                                --------              -------
    Total deferred credits and other long-term liabilities  . . . . . . . . .        564                  809
                                                                                --------              -------

Commitments and Contingencies

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27                   26
                                                                                --------              -------

Continental-Obligated Mandatorily Redeemable Preferred
   Securities of Trust  . . . . . . . . . . . . . . . . . . . . . . . . . . .        242                    -
                                                                                --------              -------

Redeemable Preferred Stock (aggregate redemption value -
   $41 and $56, respectively) . . . . . . . . . . . . . . . . . . . . . . . .         41                   53
                                                                                --------              -------

Common Stockholders' Equity:
   Class A common stock - $.01 par, 50,000,000 shares
    authorized; 6,301,056 shares issued and outstanding at
    December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .          -                    -
   Class B common stock - $.01 par, 100,000,000 shares
    authorized; 21,428,274 shares issued and outstanding at
    December 31, 1995; 20,403,512 shares issued and
    20,373,512 shares outstanding at December 31, 1994  . . . . . . . . . . .          -                    -
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .        733                  778
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (428)                (652)
   Unvested portion of restricted stock . . . . . . . . . . . . . . . . . . .        (10)                 (14)
   Additional minimum pension liability . . . . . . . . . . . . . . . . . . .         (8)                  (7)
   Unrealized gain (loss) on marketable equity securities . . . . . . . . . .         18                   (2)
   Treasury stock - 30,000 shares in 1994 . . . . . . . . . . . . . . . . . .          -                    -
                                                                                --------              -------
    Total common stockholders' equity   . . . . . . . . . . . . . . . . . . .        305                  103
                                                                                --------              -------
    Total Liabilities and Stockholders' Equity  . . . . . . . . . . . . . . .   $  4,821              $ 4,601
                                                                                ========              =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONTINENTAL AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)


                                                                                                    Predecessor
                                                          Reorganized Company                         Company
                                                --------------------------------------------       -------------
                                                                               Period from
                                                                              Reorganization        Period from
                                                                                (April 28,           January 1,
                                                Year Ended December 31,        1993 through         1993 through
                                               -------------------------       December 31,           April 27,
                                                 1995              1994           1993)                 1993
                                               -------            ------     ----------------      -------------

Cash Flows From Operating
   Activities:
   Net income (loss)  . . . . . . . . . .        $224             $(613)        $(39)              $2,640
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation and amortization  . . .         253               258          162                   77
     Provision for aircraft and
      facilities  . . . . . . . . . . . .          14               447            -                    -
     Extraordinary credit - gain on
      discharge of debt, net                        -                 -            -               (3,619)
     Reorganization items, net                      -               779
     Gain on System One transactions             (108)                -            -                    -
     Other, net . . . . . . . . . . . . .         103               (52)         (38)                 (20)
     Changes in operating assets and
      liabilities:
      (Increase) decrease in accounts
       receivable . . . . . . . . . . . .         (21)              (64)         113                 (133)
      (Increase) decrease in spare
       parts and supplies . . . . . . . .          (8)              (10)           3                    -
      (Increase) decrease in
       prepayments and other assets . . .         (59)              (12)          14                   34
      Increase in accounts payable  . . .          48                89           15                   75
      Increase (decrease) in air
       traffic liability  . . . . . . . .          (5)               (7)         (96)                 110
      Increase (decrease) in accrued
       liabilities, deferred credits
       and other  . . . . . . . . . . . .         (92)                7          (69)                 130
                                                 ----             -----         ----               ------
    Net cash provided by operating
     activities . . . . . . . . . . . . .         349                43           65                   73
                                                 ----             -----         ----               ------


                                                    (continued on next page)

                           CONTINENTAL AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                                  Predecessor
                                                          Reorganized Company                      Company
                                           -----------------------------------------------       ------------
                                                                             Period from
                                                                            Reorganization       Period from
                                                                              (April 28,          January 1,
                                              Year Ended December 31,        1993 through        1993 through
                                           -----------------------------      December 31,         April 27,
                                              1995               1994            1993)                1993
                                           ----------         ----------   ----------------      ------------
Cash Flows from Investing Activities:
   Proceeds from disposition of
    property, equipment and
    other assets  . . . . . . . . . . . .  $  60                 $  29         $   4                  $  36

   Capital expenditures, net of
    returned purchase deposits  . . . . .    (82)                 (227)         (236)                   (67)
   Purchase deposits refunded in
    connection with aircraft delivered. .     97                    96             -                      -
   Investment in America West . . . . . .      -                   (19)            -                      -
                                           -----                 -----         -----                  -----
   Net cash provided (used)
    by investing activities . . . . . . .     75                  (121)         (232)                   (31)
                                           -----                 -----         -----                  -----
Cash Flows from Financing Activities:
   Net proceeds from issuance of
    long-term debt. . . . . . . . . . . .      9                    33            90                    308
   Payments on long-term debt and
    capital lease obligations . . . . . .   (323)                 (280)         (121)                  (106)
   Net proceeds from issuance of
    preferred and common stock                13                     -           153                    122
   Net proceeds from issuance of
    preferred securities of trust . . . .    242                     -             -                      -
   Purchase of warrants . . . . . . . . .    (14)                    -             -                      -
                                           -----                 -----         -----                  -----
   Net cash provided (used) by
    financing activities  . . . . . . . .    (73)                 (247)         (247)                   324
                                           -----                 -----         -----                  -----
Net Increase (Decrease) in
   Cash and Cash Equivalents  . . . . . .    351                  (325)          (45)                   366

Cash and Cash Equivalents
   Beginning of Period  . . . . . . . . .    396                   721           766                    400
                                           -----                 -----         -----                  -----

Cash and Cash Equivalents
   End of Period  . . . . . . . . . . . .  $ 747                 $ 396         $ 721                  $ 766
                                           =====                 =====         =====                  =====

                                                        (continued on next page)

                           CONTINENTAL AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                                    Predecessor
                                                         Reorganized Company                          Company
                                         ---------------------------------------------------        ------------
                                                                               Period from
                                                                              Reorganization        Period from
                                                                                (April 28,           January 1,
                                              Year Ended December 31,          1993 through         1993 through
                                         ---------------------------------     December 31,           April 27,
                                              1995               1994             1993)                 1993
                                         --------------     --------------   ----------------       ------------
Supplemental Cash Flows Information:
    Interest paid . . . . . . . . . . . .  $ 179                 $ 202             $  93                 $  31
    Income taxes paid . . . . . . . . . .  $  11                 $   -             $   -                 $   -

Financing and Investing Activities
   Not Affecting Cash:

   Reclassification of accrued rent,
    capital leases and interest to
    long-term debt  . . . . . . . . . . .  $  65                 $  28             $  73                 $ 113

   Capitalization of operating leases
    due to renegotiated terms . . . . . .  $   -                 $   -             $ 137                 $   -

   Property and equipment acquired
    through the issuance of debt  . . . .  $  92                 $  10             $   2                 $   -

   Investment in AMADEUS
    acquired in connection with
    System One transactions . . . . . . .  $ 120                 $   -             $   -                 $   -

   Reduction of debt in connection
    with System One transactions  . . . .  $  42                 $   -             $   -                 $   -

   Issuance of debt in connection
    with purchase of Air Canada
    warrants. . . . . . . . . . . . . . .  $  42                 $   -             $   -                 $   -

   Issuance of convertible secured
    debentures in connection with
    the aircraft settlements  . . . . . .  $ 158                 $   -             $   -                 $   -

   Exchange of preferred stock
    for long-term debt  . . . . . . . . .  $  21                 $   -             $   -                 $   -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           CONTINENTAL AIRLINES, INC.
            CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE
           PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                            (In millions of dollars)

                                                                                         Additional
                                                                        Preferred         Paid-In        Accumulated
                                                                          Stock           Capital          Deficit       Other
                                                                        ---------        ----------      -----------     -----
Balance, December 31, 1992  . . . . . . . . . . . . . . . . . . . . .       $102           $1,095         $(4,949)       $(12)

Net Income (January 1, 1993 - April 27, 1993) . . . . . . . . . . . .          -                -           2,640           -
Reorganization Items:
  Fresh Start Adjustments . . . . . . . . . . . . . . . . . . . . . .          -                -           2,309          12
  Cancelation of Stock  . . . . . . . . . . . . . . . . . . . . . . .       (102)          (1,095)              -           -
  Issuance of Stock in Connection with Emergence from Bankruptcy  . .         43              615               -           -
                                                                            ----           ------         -------        ----
Balance, April 27, 1993 . . . . . . . . . . . . . . . . . . . . . . .         43              615               -           -

Net Loss (April 28, 1993 - December 31, 1993) . . . . . . . . . . . .          -                -             (39)          -
Issuance of Stock in Connection with Public Offering  . . . . . . . .          -              153               -           -
Accumulated Unpaid Dividends:
  8% Cumulative Redeemable Preferred Stock  . . . . . . . . . . . ..           1               (1)              -           -
  12% Cumulative Redeemable Preferred Stock . . . . . . . . . . . . .          3               (3)              -           -
Additional Minimum Pension Liability  . . . . . . . . . . . . . . . .          -                -               -          (6)
                                                                            ----           ------         -------        ----
Balance, December 31, 1993  . . . . . . . . . . . . . . . . . . . . .         47              764             (39)         (6)

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                -            (613)          -
Restricted Stock Grant to Employees . . . . . . . . . . . . . . . . .          -               20               -         (20)
Amortization of Restricted Stock Grants . . . . . . . . . . . . . . .          -                -               -           6
Accumulated Unpaid Dividends:
  8% Cumulative Redeemable Preferred Stock  . . . . . . . . . . . . .          2               (2)              -           -
  12% Cumulative Redeemable Preferred Stock . . . . . . . . . . . . .          4               (4)              -           -
Additional Minimum Pension Liability  . . . . . . . . . . . . . . . .          -                -               -          (1)
Unrealized Loss on Marketable Equity Securities . . . . . . . . . . .          -                -               -          (2)
                                                                            ----           ------         -------        ----
Balance, December 31, 1994  . . . . . . . . . . . . . . . . . . . . .         53              778            (652)        (23)

                                                        (continued on next page)

                           CONTINENTAL AIRLINES, INC.
            CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE
           PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                            (In millions of dollars)


                                                                                    Additional
                                                                  Preferred          Paid-In       Accumulated
                                                                    Stock            Capital         Deficit       Other
                                                                  ---------         ----------     -----------     -----
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  -              $   -           $  224      $  -
Purchase of Warrants  . . . . . . . . . . . . . . . . . . . . .         -                (51)               -         -
Accumulated Dividends:
  8% Cumulative Redeemable Preferred Stock  . . . . . . . . . .         2                 (2)               -         -
  12% Cumulative Redeemable Preferred Stock . . . . . . . . . .         2                 (2)               -         -
  Series A 12% Cumulative Preferred Stock . . . . . . . . . . .         2                 (2)               -         -
Issuance of Note in Exchange for Series A 8% Cumulative
  Preferred Stock . . . . . . . . . . . . . . . . . . . . . . .       (18)                (3)               -         -
Additional Minimum Pension Liability  . . . . . . . . . . . . .         -                  -                -        (1)
Unrealized Gain on Marketable Equity Securities . . . . . . . .         -                  -                -        20
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -                 15                -         4
                                                                     ----              -----           ------      ----
Balance, December 31, 1995  . . . . . . . . . . . . . . . . . .      $ 41              $ 733           $ (428)     $  -
                                                                     ====              =====           ======      ====

                           CONTINENTAL AIRLINES, INC.
            CONSOLIDATED STATEMENTS OF REDEEMABLE AND NONREDEEMABLE
                PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
                               NUMBER OF SHARES

                                                       Redeemable   Nonredeemable     Class A    Class B
                                                        Preferred     Preferred       Common     Common    Other Common  Treasury
                                                         Stock          Stock          Stock      Stock       Stock       Stock
                                                       ----------   -------------     --------   --------  -----------   --------
Balance, December 31, 1992  . . . . . . . . . . . . . .   30,139      53,464,921             -            -   47,001,212   597,539

Conversion of 6-3/4% Nonredeemable
  Preferred to Common . . . . . . . . . . . . . . . . .        -          (2,550)            -            -        1,700         -
Reorganization Items:
  Cancelation of Stock  . . . . . . . . . . . . . . . .  (30,139)    (53,462,371)            -            -  (47,002,912) (597,539)
  Issuance of Stock in Connection
   with Emergence from Bankruptcy   . . . . . . . . . .  471,000               -     6,013,216   11,422,773            -         -
                                                        --------     -----------     ---------   ----------  -----------   -------
Balance, April 27, 1993 . . . . . . . . . . . . . . . .  471,000               -     6,013,216   11,422,773            -         -

Issuance of Stock in Connection
  with Public Offering  . . . . . . . . . . . . . . . .        -               -             -    8,086,579            -         -
                                                        --------     -----------     ---------   ----------  -----------   -------
Balance, December 31, 1993  . . . . . . . . . . . . . .  471,000               -     6,013,216   19,509,352            -         -

Conversion of Class B to Class A Common Stock
  by Air Canada . . . . . . . . . . . . . . . . . . . .        -               -       287,840     (287,840)           -         -
Restricted Stock Grant to Employees . . . . . . . . . .        -               -             -    1,182,000            -

Forfeiture of Restricted Class B Common Stock . . . . .        -               -             -      (30,000)           -    30,000
                                                        --------     -----------     ---------   ----------  -----------   -------
Balance, December 31, 1994  . . . . . . . . . . . . . .  471,000               -     6,301,056   20,373,512            -    30,000

Cancelation of 8% and 12% Cumulative Redeemable
  Preferred Stock . . . . . . . . . . . . . . . . . . . (471,000)              -             -            -            -         -
Issuance of Series A 8% and 12% Cumulative
  Preferred Stock . . . . . . . . . . . . . . . . . . .  589,142               -             -            -            -         -
Issuance of Note in Exchange for
  Series A 8% Cumulative Preferred Stock  . . . . . . . (202,784)              -             -            -            -         -
Forfeiture of Restricted Class B Common Stock . . . . .        -               -             -      (27,500)           -    27,500
Reissuance of Treasury Stock  . . . . . . . . . . . . .        -               -             -            -            -   (57,500)
Other . . . . . . . . . . . . . . . . . . . . . . . . .   11,590               -             -    1,082,262            -         -
                                                        --------     -----------     ---------   ----------  -----------   -------
Balance, December 31, 1995  . . . . . . . . . . . . . .  397,948               -     6,301,056   21,428,274            -         -
                                                        ========     ===========     =========   ==========  ===========   =======

                           CONTINENTAL AIRLINES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Continental Airlines, Inc. (the "Company", "Continental" or the "Reorganized Company") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1995 revenue passenger miles) and, together with its wholly owned subsidiary, Continental Express, Inc. ("Express"), and its 91%-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 175 airports worldwide. Internationally, Continental flies to 58 destinations and offers additional connecting service through alliances with foreign carriers. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. In addition, Continental flies to three cities in South America, and is scheduled to commence service between Newark and Lima, Peru in March 1996 and between Newark and Quito, Ecuador (via Bogota, Colombia) in June 1996. Through Guam and Saipan, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in these Notes to Consolidated Financial Statements, the terms "Continental" and "Company" refer to Continental Airlines, Inc. (or, as required by the context, its predecessor) and, unless the context indicates otherwise, its subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation -

         The consolidated financial statements of the Company include the accounts of Continental and its operating subsidiaries, Express, CMI and prior to April 27, 1995, System One Information Management, Inc. ("System One"). See Note 11. All significant intercompany transactions have been eliminated in consolidation.

         The minority interest holder of CMI has rights to acquire the minimum number of additional shares of CMI necessary to cause Continental's equity interest to decline below 80.0% if certain events relating to the defined benefit plans of Continental occur. The consolidated financial statements of the Company's predecessor include the accounts of Continental Airlines Holdings, Inc. (together with its operating subsidiaries, "Holdings" or the "Predecessor Company") and the pre-reorganized Company.

(b)      Use of Estimates -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)      Cash and Cash Equivalents -

         Cash and cash equivalents consist of cash and short-term, highly liquid investments which are readily convertible into cash and have original maturities of three months or less. Approximately $144 million and $119 million of cash and cash equivalents at December 31, 1995 and December 31, 1994, respectively, were held in restricted arrangements relating primarily to payments for workers' compensation claims and in accordance with the terms of certain other agreements.

(d)      Spare Parts and Supplies -

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

(e)      Property and Equipment -

         Property and equipment were recorded at fair market values as of April 27, 1993; subsequent purchases are valued at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Estimated useful lives for such assets are 25 years from the date of manufacture for all owned jet and commuter aircraft; nine to 21 years, depending on the lease period, for aircraft acquired under long-term capital leases; and two to 25 years for other property and equipment, including airport facility improvements.

(f)      Intangible Assets -

         Routes are amortized on a straight-line basis over 40 years, gates over the stated term of the related lease and slots over 20 years. Routes, gates and slots are comprised of the following (in millions):

                                                Balance at                 Accumulated Amortization
                                            December 31, 1995                at December 31, 1995
                                            -----------------              -------------------------
         Routes . . . . . . .                       $  941                            $ 66
         Gates  . . . . . . .                          447                              65
         Slots  . . . . . . .                          143                              23
                                                    ------                            ----
                                                    $1,531                            $154
                                                    ======                            ====

         Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 20 years. The carrying values of intangible assets are reviewed if the facts and circumstances suggest they may be impaired. If this review indicates that the Company's intangible assets will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods, the Company's carrying values of the intangible assets are reduced by the estimated shortfall of cash flows.

(g)      Air Traffic Liability -

         Passenger revenue is recognized when transportation is provided rather than when a ticket is sold. The amount of passenger ticket sales not yet recognized as revenue is reflected in the accompanying consolidated balance sheets as air traffic liability. The Company performs periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed. In the third quarter of 1993, the Company recorded an adjustment to increase passenger revenue by $75 million as a result of the completion of a periodic evaluation.

         Continental sponsors a frequent flyer program ("OnePass") and records an estimated liability for the incremental cost associated with providing the related free transportation at the time a free travel award is earned. The liability is adjusted periodically based on awards earned, awards redeemed and changes in the OnePass program.

(h)      Passenger Traffic Commissions -

         Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions not yet recognized as expense is included in Prepayments and other in the accompanying consolidated balance sheets.

(i)      Deferred Income Taxes -

         Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the income tax amounts.

(j)      Deferred Credit - Aircraft Operating Leases -

         Aircraft operating leases were adjusted to fair market values at April 27, 1993. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit is increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods, generally one to 15 years.

(k)      Maintenance and Repair Costs -

         Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred.

(l)      Option Contracts -

         The Company purchases foreign currency average rate option contracts that effectively enable it to sell Japanese yen expected to be received from yen-denominated sales at specified dollar amounts. The option contracts have only nominal intrinsic value at the time of purchase. These contracts are designated and effective as hedges of probable monthly yen-denominated sales transactions, which otherwise would expose the Company to foreign currency risk. These option contracts are marked to market with realized and unrealized gains, if any, deferred and recognized in earnings as an adjustment to sales when the future sales occur (the deferral method).

         Similarly, the Company purchases petroleum call option contracts to protect against a sharp increase in jet fuel prices. These contracts are also designated and effective as hedges of probable fuel purchases. These contracts are marked to market with realized and unrealized gains, if any, deferred and recognized in earnings as an adjustment to fuel expense when the fuel is purchased (the deferral method).

(m)      Earnings (Loss) per Share -

         Earnings (loss) per common share computations are based upon earnings
         (loss) applicable to common shares and the average number of shares of common stock and common stock equivalents (stock options, warrants and restricted stock) and potentially dilutive securities (convertible secured debentures and convertible trust originated preferred securities) outstanding. The number of shares used in the primary and fully diluted earnings per share computations for the year ended December 31, 1995 was 32,043,427 and 35,569,149, respectively. The number of shares used in both the primary and fully diluted loss per share computations for the year ended December 31, 1994 was 26,056,897. The number of shares used in both the primary and fully diluted loss per share computations for the period April 28, 1993 through December 31, 1993 was 18,022,918. Preferred stock dividend requirements, including additional dividends on unpaid dividends, accretion to redemption value and the accelerated accretion on the redeemed Series A 8% Cumulative Preferred Stock ("Series A 8% Preferred") caused by the exchange thereof for debt of the Company on September 29, 1995 (see Note 7) decreased net income for this computation by $9 million for the year ended December 31, 1995 and increased net loss for this computation by $6 million for the year ended December 31, 1994 and $3 million for the period April 28, 1993 through December 31, 1993.

(n)      New Accounting Standards -

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the related assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of 1996. Due to the significant number of operating assets the Company maintains and the extensive number of estimates that must be made to assess the impact of SFAS 121, the financial statement impact has not yet been determined.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 requires that companies electing to continue using the intrinsic value method must make proforma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company's required adoption date for SFAS 123 is January 1, 1996. The Company anticipates that it will continue to account for stock-based compensation using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

(o)      Reclassifications -

         Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

NOTE 2 - PREDECESSOR COMPANY CHAPTER 11 REORGANIZATION

On December 3, 1990, the Predecessor Company and all its wholly owned domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the federal bankruptcy code. The Company's consolidated Plan of Reorganization was confirmed on April 16, 1993 and became effective on April 27, 1993 (the "Reorganization"). Therefore, on April 27, 1993, the Company adopted fresh start reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which resulted in adjustments to the Company's common stockholders' equity and the carrying value of assets and liabilities. For accounting purposes, the inception date for the Reorganized Company is deemed to be April 28, 1993.

Accordingly, the Company's post-reorganization consolidated financial statements have not been prepared on a consistent basis of accounting with the pre-reorganization consolidated financial statements for the period January 1, 1993 through April 27, 1993. A vertical black line is shown in the consolidated financial statements to separate the Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

Nonoperating reorganization items recorded by the Predecessor Company for the period January 1, 1993 through April 27, 1993 consisted of the following (in millions):

Reorganization Costs:
  Professional fees . . . . . . . . . . . . . . . . . . . . . . . .       $ 59
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . .         (4)
  Rejected aircraft agreements  . . . . . . . . . . . . . . . . . .        153
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34
Revaluation of Assets and Liabilities:
  Fair market value adjustments . . . . . . . . . . . . . . . . . .        719
  Write-off of deferred gains on sale/leaseback transactions  . . .       (219)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         76
                                                                          ----
                                                                          $818
                                                                          ====

In 1993, the Company recorded an extraordinary gain of $3.6 billion resulting from the extinguishment of prepetition obligations, including the write-off of a deferred credit related to Eastern Air Lines, Inc. of $1.1 billion.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions of dollars):

                                                                                          1995        1994
                                                                                        --------    --------
Secured
-------
Notes payable, interest rates of 8.0% to 9.86%, payable
  through 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  546      $  581
Notes payable, interest rates of 5.84% to 18.38% (imputed interest
  rates approximate stated interest rates), payable through 2005  . . . . . . . . . . .       193         293
Notes payable, interest rates of 6.0% to 12.25% (imputed interest
  rates of 7.86% to 9.9%), payable through 2008 . . . . . . . . . . . . . . . . . . . .       262         307
Floating rate notes, interest rates of prime plus 0.5% to 0.75% and
  LIBOR plus 0.75% to 4.0% and Eurodollar plus 0.75%, payable
  through 2005  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       178         120
Series A convertible debentures, interest rate of 6.0%, payable
  through 2002 (fully redeemed as of February 1, 1996)  . . . . . . . . . . . . . . . .       124           -
Notes payable, interest rates of 7.15% to 7.5% payable through 1998 and floating rates thereafter of LIBOR plus 2%, payable
  through 2009  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        75           -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7           6

Unsecured
---------
Notes payable, interest rates of 6.94% to 12% (imputed interest
  rates 10.22% to 21.8%), payable through 2005  . . . . . . . . . . . . . . . . . . . .       122         112
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8          10
                                                                                           ------      ------
                                                                                            1,515       1,429
Less:  debt in default  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         265
Less:  current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       163         126
                                                                                           ------      ------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,352      $1,038
                                                                                           ======      ======

As of December 31, 1995 and 1994, the prime, LIBOR and Eurodollar rates associated with Continental's indebtedness approximated 8.5% and 8.5%, 5.6% and 6.5%, and 5.8% and 6.3%, respectively.

Substantially all of Continental's assets are subject to agreements securing indebtedness of Continental.

The Company retired from service 24 less-efficient widebody aircraft during 1995. In February 1995, the Company began paying market rentals, which were significantly less than contractual rentals on these aircraft, and began ceasing all rental payments as the aircraft were removed from service. In addition, in the first quarter of 1995, Continental reduced its rental payments on an additional 11 widebody aircraft leased at significantly above-market rates. These actions caused a significant number of defaults and cross defaults in various long-term debt and capital lease and operating lease agreements. The Company began negotiations in February 1995 with the lessors of (or lenders with respect to) these 35 widebody aircraft to amend the payment schedules and provide alternative compensation, including, in certain cases, convertible secured debentures in lieu of current cash payments. The Company reached resolutions covering all 35 widebody aircraft, thereby curing defaults under the related agreements and the resulting cross defaults.

In connection with these resolutions, Continental issued $133 million of its Series A 6% Convertible Secured Debentures ("Series A Debentures") and $25 million of its Series B 8% Convertible Secured Debentures ("Series B Debentures") (together, the "Convertible Secured Debentures"). The Company repurchased all of its Series B Debentures on December 29, 1995 for $31 million (including a redemption premium of $4 million and payment-in-kind interest of $2 million). The Series A Debentures may be called for redemption at any time by Continental at par. On December 22, 1995, Continental repurchased $16 million of the Series A Debentures (including payment-in-kind interest of $1 million). These debentures were repurchased with a portion of the proceeds from the issuance of 8-1/2% convertible trust originated preferred securities. See Note 6. As of February 1, 1996, the Company had redeemed or repurchased the remaining Series A Debentures for $125 million (including payment-in-kind interest of $7 million).

Continental and CMI have secured borrowings from General Electric Capital Corporation, General Electric Company and certain affiliates (any one or more of such entities, "GE") which as of December 31, 1995 aggregated $634 million. CMI's secured loans contain significant financial covenants, including requirements to maintain a minimum cash balance and consolidated net worth, restrictions on unsecured borrowings and mandatory prepayments on the sale of most assets. These financial covenants limit the ability of CMI to pay dividends to Continental. As of December 31, 1995, CMI had a minimum cash balance requirement of $29 million, net assets of $301 million and was restricted from paying dividends in excess of $79 million. In addition, Continental's secured loans require Continental to, among other things, maintain a minimum monthly operating cash flow and cumulative operating cash flow, a minimum monthly cash balance and a minimum ratio of operating cash flow to fixed charges. Continental also is prohibited generally from paying cash dividends on its capital stock, from purchasing or prepaying indebtedness and from incurring additional secured indebtedness. In addition, to the extent Continental's actual quarterly average cash balances exceed certain forecasts, a portion of such excess cash is required to be used to prepay certain loan obligations to GE.

Maturities of long-term debt due over the next five years are as follows (in millions):

Year ended December 31,
         1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $163
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          222
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          187
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          198
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          191

Not included in the above table are the Convertible Secured Debentures, with a principal balance at December 31, 1995 of $124 million, which had been redeemed or repurchased as of February 1, 1996.

NOTE 4 - LEASES

Continental leases certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most leases also include renewal options and some aircraft leases include purchase options.

At December 31, 1995, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under aircraft and engine operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows (in millions):

                                                                                  Capital           Operating
                                                                                   Leases            Leases
                                                                                  -------           ---------
Year ended December 31,
         1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 96               $  547
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         91                  511
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82                  465
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         77                  439
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63                  424
         Later years  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         95                2,850
                                                                                    ----               ------

Total minimum lease payments  . . . . . . . . . . . . . . . . . . . . . . . .        504               $5,236
                                                                                                       ======
Less:  amount representing interest . . . . . . . . . . . . . . . . . . . . .        140
                                                                                     ---
Present value of capital leases . . . . . . . . . . . . . . . . . . . . . . .        364
Less:  current maturities of capital leases . . . . . . . . . . . . . . . . .         58
                                                                                    ----
Long-term capital leases  . . . . . . . . . . . . . . . . . . . . . . . . . .       $306
                                                                                    ====

Not included in the above operating lease table is $229 million in annual minimum lease payments relating to non- aircraft leases, principally airport and terminal facilities and related equipment.

At December 31, 1994, various capital lease and operating lease agreements totaling $225 million and $1.4 billion, respectively, were in default and cross default. The Company reached resolutions curing defaults under the related agreements and the resulting cross defaults. See Note 3.

The Company's total rental expense for all operating leases, net of sublease rentals, was $720 million, $675 million and $666 million in 1995, 1994 and 1993, respectively.

NOTE 5 - FINANCIAL INSTRUMENTS

(a)      Cash equivalents -

         Cash equivalents consist primarily of commercial paper with maturities of three months or less and approximate fair value due to the short maturity of three months or less.

(b)      Investment in Equity Securities -

         Continental's investment in America West Airlines, Inc. ("America West") is classified as available-for-sale and carried at an aggregate market value of $37 million and $17 million at December 31, 1995 and 1994, respectively. Included in stockholders' equity at December 31, 1995 and 1994 is a net unrealized gain of $18 million and a net unrealized loss of $2 million, respectively.

         Since a readily determinable market value does not exist for the Company's investment in AMADEUS (see Note 11), the investment is carried at cost in the accompanying consolidated balance sheet.

(c)      Option Contracts -

         The Company has entered into petroleum option contracts to protect against a sharp increase in jet fuel prices, and CMI has entered into average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar. The petroleum option contracts generally cover the Company's forecasted jet fuel needs for the next three to six months, and the average rate option contracts cover a portion of CMI's yen-denominated ticket sales for the next six to 10 months. At December 31, 1995 and 1994, the Company had petroleum option contracts outstanding with an aggregate contract value of $175 million and $140 million, respectively, and at December 31, 1995, CMI had an average rate option contract outstanding with a contract value of $185 million. At December 31, 1995 and 1994, the fair value of the option contracts was immaterial. Option hedging activities did not have a material impact on the consolidated statement of operations.

         The Company and CMI are exposed to credit loss in the event of nonperformance by the counterparties on the option contracts; however, management does not anticipate nonperformance by these counterparties. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

(d)      Debt and Preferred Securities -

         The fair value of the Company's debt with a carrying value of $1.35 billion and $1.34 billion as of December 31, 1995 and 1994, respectively, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability or quoted market prices, approximates $1.38 billion and $1.29 billion, respectively. The fair value of the remaining debt (with a carrying value of $171 million and $84 million, respectively, and primarily relating to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

         The fair value of Continental's 8-1/2% convertible trust originated preferred securities approximates its carrying value.

NOTE 6 - PREFERRED SECURITIES OF TRUST

In the fourth quarter of 1995, Continental Airlines Finance Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, completed a private placement of 4,997,000 8- 1/2% Convertible Trust Originated Preferred Securities ("TOPrS"). The TOPrS have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of Continental's Class B Common Stock ("Class B") at a conversion rate of 1.034 shares of Class B for each preferred security (equivalent to $48.36 per share of Class B), subject to adjustment in certain circumstances. Distributions on the preferred securities are payable by the Trust at the annual rate of 8-1/2% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying consolidated statement of operations. The proceeds of the private placement, which totaled $242 million (net of $8 million of underwriting commissions and expense) are included in Continental-Obligated Mandatorily Redeemable Preferred Securities of Trust in the accompanying consolidated balance sheet. Continental Airlines, Inc. has fully and unconditionally guaranteed, on a subordinated basis (the "Guarantee"), payment of (i) the distributions on the TOPrS, (ii) the amount payable upon redemption of the TOPrS, and (iii) the liquidation amount of the TOPrS. The Guarantee will apply to payment of distributions, redemptions and liquidations if and only to the extent the Trust has funds sufficient to make such payments.

The Trust invested the proceeds of the offering in 8-1/2% Convertible Subordinated Deferrable Interest Debentures ("Convertible Subordinated Debentures") due 2020 issued by the Company. The Convertible Subordinated Debentures are redeemable by Continental, in whole or in part, on or after December 1, 1998 at designated redemption prices. If Continental redeems the Convertible Subordinated Debentures, the Trust must redeem the TOPrS on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TOPrS will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted. The Convertible Subordinated Debentures represent substantially all the assets of the Trust. The Convertible Subordinated Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

NOTE 7 - REDEEMABLE PREFERRED AND COMMON STOCK

Continental's Restated Certificate of Incorporation ("Certificate of Incorporation") authorizes the issuance of 10 million shares of preferred stock, 50 million shares each of Class A Common Stock ("Class A"), Class C Common Stock ("Class C") and Class D Common Stock ("Class D") and 100 million shares of Class B.

REDEEMABLE PREFERRED STOCK

Redeemable preferred stock consists of the following (in millions, except for share amounts):

                                                                     December 31,          December 31,
                                                                         1995                  1994
                                                                    ---------------       ---------------
Series A 12% Cumulative Preferred
  Stock, 1,000,000 shares authorized,
  397,948 shares issued and outstanding in 1995 . . . . . . . . . .        $41                   $ -
12% Cumulative Redeemable Preferred Stock,
  1,000,000 shares authorized,
  300,000 shares issued and outstanding in 1994 . . . . . . . . . .          -                    37
8% Cumulative Redeemable Preferred Stock,
  171,000 shares authorized, issued and
  outstanding in 1994 . . . . . . . . . . . . . . . . . . . . . . .          -                    16
                                                                           ---                   ---
                                                                           $41                   $53
                                                                           ===                   ===

Effective June 30, 1995 and in exchange for the 171,000 shares of 8% Cumulative Redeemable Preferred Stock outstanding as of June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued 202,784 shares of its new Series A 8% Preferred. On September 29, 1995, Continental issued a secured promissory note (the "Redemption Loan") with a principal amount of $21 million to GE in exchange for its 202,784 shares of Series A 8% Preferred, together with accumulated dividends thereon (representing all of the outstanding Series A 8% Preferred). As a result of this transaction, the Company recorded a $3 million charge against additional paid-in capital related to the unamortized accretion of the difference between the Series A 8% Preferred redemption value and its fair market value at the date of issuance. The Redemption Loan bears interest at 8.0% per annum from September 29, 1995 through March 31, 1996 and 9.86% per annum thereafter.

Effective June 30, 1995 and in exchange for the 300,000 shares of 12% Cumulative Redeemable Preferred Stock outstanding as of June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued 386,358 shares of its new Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred") to an affiliate of Air Canada. Holders of Series A 12% Preferred are entitled to receive, when and if declared by the Board of Directors, cumulative dividends payable quarterly in additional shares of such preferred stock for dividends accumulating through December 31, 1996, and thereafter in cash at an annual rate of $12 per share. To the extent net income, as defined, for any calendar quarter is less than the amount of dividends due on all outstanding shares of Series A 12% Preferred for such quarter, the Board may declare dividends payable in additional shares of Series A 12% Preferred in lieu of cash. At any time, the Company may redeem, in whole or in part, on a pro rata basis among the stockholders, any outstanding shares of Series A 12% Preferred, and all outstanding shares are mandatorily redeemable on April 27, 2003 out of legally available funds. The redemption price is $100 per share plus accrued unpaid dividends. The Series A 12% Preferred is not convertible into shares of common stock and has no voting rights, except under limited circumstances. During 1995, the Board of Directors declared and issued 11,590 additional shares of Series A 12% Preferred in lieu of cash dividends.

COMMON STOCK

Continental has two classes of common stock outstanding, Class A and Class B. Holders of shares of Class A and Class B are entitled to receive dividends when and if declared by the Board. Each share of Class A is entitled to 10 votes per share and each share of Class B is entitled to one vote per share.

In connection with the Reorganization (see Note 2), a majority of the Company's equity was issued to Air Partners, L.P., a Texas limited partnership ("Air Partners"), and Air Canada, a Canadian corporation, in exchange for their investments in the Company.

Pursuant to a stockholders' agreement, Air Canada and Air Partners have agreed to vote their shares for the election of six directors nominated by Air Canada, six directors nominated by Air Partners and six directors not affiliated with Air Partners or Air Canada. Air Canada may at any time convert shares of Class A into an equal number of shares of Class B and, so long as such exchange would comply with foreign ownership restrictions, may exchange up to 1,078,944 of its shares of Class B for an equal number of shares of Class A. Except for these special conversion and exchange rights of Air Canada, Class B is not convertible into or exchangeable for Class A and Class A is not convertible into or exchangeable for Class B. Also, Air Canada has the limited right, in certain circumstances, to convert its Class A into Class C, and Air Partners has the limited right, in certain circumstances, to convert its Class A into Class D. No person may hold or own Class C or Class D stock, respectively, other than Air Canada and certain of its affiliates or Air Partners and certain of its affiliates. The Class C and Class D common stock, if issued, would preserve the rights of each of Air Canada and Air Partners, respectively, to elect six directors to the Company's Board of Directors in certain circumstances, including a sale by the other party of its stock.

On December 14, 1993, the Company sold 8,086,579 shares of Class B in an underwritten public offering realizing net proceeds of $153 million. In January 1994, Air Canada converted 287,840 shares of Class B into an equal number shares of Class A to preserve its percentage of total voting power. In July 1994, 1,007,000 shares of restricted Class B were granted and issued to substantially all employees at or below the manager or equivalent level and 182,000 shares of restricted Class B were granted and issued to key officers. See Note 8. As of December 31, 1995, Air Canada held 18.0% of the equity interest and 23.6% of the voting power and Air Partners held 19.8% of the equity interest and 35.7% of the voting power of the Company. Had Air Partners exercised all of its outstanding warrants, as of December 31, 1995, Air Canada would have held 15.3% of the equity interest and 19.4% of the voting power and

Air Partners would have held 31.8% of the equity interest and 47.3% of the voting power of the Company.

Air Partners and Air Canada have the right to purchase additional shares of the Company's Class B pursuant to antidilution rights granted to them under the Certificate of Incorporation. During 1995, Air Partners purchased from the Company an aggregate of 482,773 shares of Class B with respect to such antidilution rights. See Note 13.

WARRANTS

As of December 31, 1995, the Company has outstanding 4,902,366 Class A Warrants and Class B Warrants (collectively, the "Warrants"), all of which are held by Air Partners. Each Warrant entitles the holder to purchase one share of Class A or Class B. The Warrants are exercisable as follows: (i) 3,706,667 Warrants (1,149,067 Class A Warrants and 2,557,600 Class B Warrants) have an initial exercise price of $15 per share, and (ii) 1,195,699 Warrants (370,667 Class A Warrants and 825,032 Class B Warrants) have an initial exercise price of $30 per share. The Warrants expire on April 27, 1998.

On September 29, 1995, Continental purchased 6,217,635 warrants held by Air Canada to purchase an aggregate of 1,367,880 shares of Continental's Class A and 4,849,755 shares of Class B for an aggregate purchase price of $56 million (including a waiver fee of $5 million paid to a major creditor of the Company). The 6,217,635 warrants purchased had exercise prices of $15.00 per share (as to 3,706,667 shares) and $30.00 per share (as to 2,510,968 shares).

NOTE 8 - STOCK PLANS AND AWARDS

Under the Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), all full and part-time employees of the Company who are on the United States payroll may purchase shares of Class B at 85.0% of the lower of fair market value on the first or last business day of a calendar quarter. Subject to adjustment, a maximum of 4,000,000 shares of Class B are authorized for purchase under the Stock Purchase Plan. During 1995, 259,214 shares of Class B were issued at prices ranging from $8.61 to $21.25 in connection with the Stock Purchase Plan.

Under the Continental Airlines, Inc. 1994 Incentive Equity Plan, as amended (the "Incentive Plan"), key officers and employees of the Company and its subsidiaries may receive stock options and/or restricted stock. The Incentive Plan also provides for each outside director to receive on the day following the annual stockholders' meeting options to purchase 1,500 shares of Class B. The number of shares of Class B that may be issued under the Incentive Plan will not in the aggregate exceed 3,000,000 in accordance with the Incentive Plan. In 1995, the Incentive Plan was amended to provide for the exchange and repricing of substantially all the outstanding stock options for new options bearing a shorter exercise term and generally exercisable at a price lower than that of the canceled options, subject to certain conditions. The exercise price for the repriced options equals the market value per share on the date of grant ($16.00). As a result of the repricing, stock options generally vest over a period of three years.

The following table summarizes stock option transactions pursuant to the Company's Incentive Plan for the years ended December 31, 1995 and 1994:

                                                                               1995                1994
                                                                            ----------           ---------
Outstanding at Beginning of Year  . . . . . . . . . . . . . . . . . .        1,846,000                   -

Granted*  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,036,500           2,111,000

Exercised (prices ranging from $13.25 to $21.375
   per share)   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (180,275)                  -

Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,322,375)           (265,000)
                                                                            ----------           ---------

Outstanding at End of Year (prices ranging from $7.75
   to $44.375 per share)  . . . . . . . . . . . . . . . . . . . . . .        2,379,850           1,846,000
                                                                            ==========           =========

Options exercisable at end of year  . . . . . . . . . . . . . . . . .          539,350             123,875

* The option price for all stock options is equal to 100% of the fair market value at the date of grant.

As shown in the above table, options granted during 1995 include the grant of repriced options; options canceled during 1995 include the cancelation of the higher priced options.

In addition, the Incentive Plan permits awards of restricted stock to participants, subject to one or more restrictions, including a restriction period and a purchase price, if any, to be paid by the participant. In connection with the plan, 400,000 shares have been authorized for issuance as restricted stock. As of December 31, 1995 and 1994, 277,500 shares and 152,000 shares, respectively, were outstanding at no cost to the participant. Additionally, on March 4, 1994, the Board approved a one-time grant of 1,007,000 shares of restricted stock to substantially all employees at or below the manager level. These shares were issued at no cost to the employees and vest over a four-year period. Unvested shares of restricted stock are subject to certain transfer restrictions and forfeiture under certain circumstances. The unvested portion of restricted stock, representing the fair market value of the stock on the date of award, is being amortized to wages, salaries and related costs over the vesting period.

During 1995 and 1994, 27,500 and 30,000 shares, respectively, were forfeited and returned to treasury stock. All of the shares returned to treasury stock were reissued in 1995.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all domestic employees of the Company are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. For the years ended December 31, 1995, 1994 and 1993, total pension expense for the defined benefit plans was $40 million, $51 million and $52 million, respectively. Total expense for the defined contribution plans was $6 million, $1 million and $300,000 for each of 1995, 1994 and 1993, respectively.

Net periodic pension cost of the Company's defined benefit plans for 1995, 1994 and 1993 included the following components (in millions):

                                                                          Period from           Period from
                                                                           April 28,             January 1,
                                                                          1993 through          1993 through
                                                                          December 31,           April 27,
                                                 1995        1994              1993                 1993
                                                ------      ------       ---------------       --------------
Service cost - benefits earned
  during the year . . . . . . . . . . . . . .     $30         $39                $26                 $14
Interest cost on projected
  benefit obligations . . . . . . . . . . . .      40          39                 23                   9
Loss (return) on plan assets  . . . . . . . .     (79)         14                (16)                (10)
Net amortization and deferral . . . . . . . .      49         (41)                 1                   5
                                                  ---         ---                ---                 ---
  Net periodic pension costs  . . . . . . . .     $40         $51                $34                 $18
                                                  ===         ===                ===                 ===

The following table sets forth the defined benefit plans' funded status amounts as of December 31, 1995 and 1994 (in millions):

                                                     1995                                    1994
                                       ---------------------------------     -------------------------------
                                        Accumulated          Assets           Accumulated         Assets
                                          Benefits           Exceed             Benefits          Exceed
                                           Exceed         Accumulated            Exceed         Accumulated
                                           Assets           Benefits             Assets           Benefits
                                       --------------     --------------     ---------------   -------------
Actuarial present value of
  benefit obligations:
   Vested . . . . . . . . . . . . . .         $359             $ 73                $257               $ 66
   Non-vested . . . . . . . . . . . .           20                1                  16                  1
                                              ----             ----                ----               ----
Accumulated benefit
  obligations . . . . . . . . . . . .          379               74                 273                 67
Effect of projected future
  salary increases  . . . . . . . . .          149                -                  99                  -
                                              ----             ----                ----               ----
Projected benefit obligation  . . . .          528               74                 372                 67
Plan assets at fair value . . . . . .          303               89                 210                 76
                                              ----             ----                ----               ----
Projected benefit obligation
  in excess of (less than)
  plan assets . . . . . . . . . . . .          225              (15)                162                 (9)
Unrecognized net gain (loss). . . . .          (41)              (3)                 40                 (7)
Additional minimum liability  . . . .            8                -                   7                  -
                                              ----             ----                ----               ----
   Accrued (prepaid) pension
   liability  . . . . . . . . . . . .         $192             $(18)               $209               $(16)
                                              ====             ====                ====               ====

In accordance with Statement of Financial Accounting Standards No. 87 - "Employers' Accounting for Pensions", an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1995 and 1994. A corresponding amount was recognized as a separate reduction to stockholders' equity.

Plan assets consist primarily of equity securities (including 128,621 shares of Continental's Class B), long-term debt securities and short-term investments.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25%, 8.75% and 7.50% for 1995, 1994 and 1993, respectively. The expected long-term rate of return on assets (which is used to calculate the Company's return on pension assets for the current year) was 9.25% for each of 1995, 1994 and 1993. The weighted average rate of salary increases was 6.3%, 6.3% and 5.3% for 1995, 1994 and 1993, respectively. The unrecognized net gain (loss) is amortized on a straight-line basis over the average remaining service period of employees expected to receive a plan benefit.

Continental's policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service ("IRS") requirements as modified, to the extent applicable, by agreements with the IRS.

The Company also has a profit sharing program under which an award pool consisting of 15.0% of the Company's annual pre- tax earnings, subject to certain adjustments, is distributed each year to substantially all employees on a pro rata basis according to base salary. The award pool for the year ended December 31, 1995 was $31 million.

NOTE 10 - INCOME TAXES

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax benefit for the years ended December 31, 1995 and 1994 and the period April 28, 1993 through December 31, 1993 are as follows (in millions):

                                                     Amount                               Percent
                                         -------------------------------     ---------------------------------
                                           1995        1994       1993         1995        1994        1993
                                         --------    --------    -------     ---------    --------    --------
Income tax provision (benefit) at
  United States statutory rates . . . .     $109       $(228)     $(18)         35.0 %     (35.0)%    (35.0)%
State income tax (benefit)
  provision . . . . . . . . . . . . . .        5         (20)       (3)          1.6        (3.0)      (4.9)
Reorganization value in excess
  of amounts allocable to
  identifiable assets . . . . . . . . .       20           6         5           6.5        0 .9        9.4
Meals and entertainment
  disallowance  . . . . . . . . . . . .        6           7         1           1.9        1 .0        2.7
Impact of change in federal
  tax rates . . . . . . . . . . . . . .        -           -         2           -          -           2.9
Net operating loss not
  benefitted/(benefitted) . . . . . . .      (62)        193         -         (20.0)       29.6        -
                                            ----       -----      ----         -----       -----     ------
Income tax provision (benefit),
  net . . . . . . . . . . . . . . . . .     $ 78       $ (42)     $(13)         25.0 %      (6.5)%    (24.9)%
                                            ====       =====      ====         =====       =====     ======

The significant component of the provision (benefit) for income taxes for the year ended December 31, 1995 and 1994 and the period April 28, 1993 through December 31, 1993 was a deferred tax provision (benefit) of $71 million, $(42) million and $(13) million, respectively. The provision for income taxes for the period ended December 31, 1995 also reflects a current tax provision in the amount of $7 million as the Company is in an alternative minimum tax position.

The provision for income taxes of the Predecessor Company for the period from January 1 through April 27, 1993 was $2 million. The provision for income taxes of the Predecessor Company represents only state income taxes. Due to losses generated, there is no provision for federal income taxes for the period from January 1, 1993 through April 27, 1993.

The provision for income taxes for the period from April 28, 1993 through December 31, 1993 reflects an increase of $2 million which is related to the increase in the corporate tax rate from 34.0% to 35.0% enacted by the Revenue Reconciliation Act of 1993.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows (in millions):

                                                                                1995               1994
                                                                              ---------          ---------
Spare parts and supplies, fixed assets and intangibles  . . . . . . . . .       $  674              $  668
Deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           62                  85
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26                   9
                                                                                ------              ------

Gross deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . .          762                 762
                                                                                ------              ------

Capital and safe harbor lease activity  . . . . . . . . . . . . . . . . .          (10)                (24)
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         (472)               (343)
Revaluation of leases . . . . . . . . . . . . . . . . . . . . . . . . . .          (35)                (80)
Net operating loss carryforwards  . . . . . . . . . . . . . . . . . . . .         (859)             (1,069)
Investment tax credit carryforwards . . . . . . . . . . . . . . . . . . .          (45)                (45)
Minimum tax credit carryforward . . . . . . . . . . . . . . . . . . . . .           (7)                  -
                                                                                ------              ------

Gross deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .       (1,428)             (1,561)
                                                                                ------              ------

Deferred tax assets valuation allowance . . . . . . . . . . . . . . . . .          782                 844
                                                                                ------              ------

Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . .          116                  45

Less:  current deferred tax liability . . . . . . . . . . . . . . . . . .           70                  17
                                                                                ------              ------

Non-current deferred tax liability  . . . . . . . . . . . . . . . . . . .      $    46             $    28
                                                                               =======             =======

At December 31, 1995, the Company has net operating loss carryforwards ("NOLs") of $2.5 billion for income tax purposes that will expire from 1995 through 2009 and investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits could be limited.

For financial reporting purposes, a valuation allowance of $782 million has been recognized to offset the deferred tax assets related to a portion of the NOLs. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed $116 million of benefit attributable to such tax planning strategies. The Company has consummated one such transaction, which had the effect of realizing approximately 40% of the built-in gains required to be realized, and currently intends to consummate one or more additional transactions. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the net deferred tax liability of up to $116 million would be charged to income in the period such determination was made. In the event the Company recognizes additional tax benefits related to NOLs and investment tax credit carryforwards attributable to the Predecessor Company, those benefits would be applied to reduce Reorganization value in excess of amounts allocable to identifiable assets and other intangibles to zero, and thereafter as an addition to paid-in capital.

The deferred tax valuation allowance decreased from $844 million at December 31, 1994 to $782 million at December 31, 1995. This decrease is related to the realization of deferred tax assets associated with net operating losses that had not previously been benefitted.

Approximately $545 million of the Company's net operating losses can only be used to offset the separate parent company taxable income of Continental Airlines, Inc. Approximately $18 million of the Company's investment tax credits can only be used to offset the separate parent company tax liability of Continental Airlines, Inc.

NOTE 11 - NON-OPERATING INCOME (EXPENSE)

During the fourth quarter of 1994, the Company recorded a provision of $447 million associated with (i) the planned early retirement of certain aircraft ($278 million) and (ii) closed or underutilized airport and maintenance facilities and other assets ($169 million). This provision was included in Other, net in the accompanying consolidated statement of operations. Approximately $123 million of the provision represented a non-cash charge associated with a write-down of certain assets (principally inventory and flight equipment) to expected net realizable value. The total provision represented a net charge after taking into consideration $119 million of credits primarily related to the write-off of operating lease deferred credits associated with the aircraft to be retired. At December 31, 1994, the Company had total remaining accruals for such aircraft retirements and excess facilities of approximately $443 million, of which approximately $51 million was included in Accrued other liabilities in the accompanying consolidated balance sheet. The following represents the activity within these accruals during the year ended December 31, 1995:

Total accruals at December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 443
Issuance of the Convertible Secured Debentures  . . . . . . . . . . . . . . . . . . . . .        (158)
Cash payments:
  Return conditions on grounded aircraft  . . . . . . . . . . . . . . . . . . . . . . . .         (35)
  Other aircraft related  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20)
Increase in accrual for underutilized facilities  . . . . . . . . . . . . . . . . . . . .          14
                                                                                                -----
Accrual at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         220
Portion included in accrued other liabilities . . . . . . . . . . . . . . . . . . . . . .         (45)
                                                                                                -----
Accrual for aircraft retirement and excess facilities
  at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 175
                                                                                                =====

The remaining accruals relate primarily to anticipated cash outlays associated with (i) the closure of the Los Angeles maintenance facilities, (ii) underutilized airport facilities (primarily associated with Denver International Airport), and (iii) the remaining liability associated with the grounded aircraft. The Company has assumed certain sublease rental income for these closed and under- utilized facilities and grounded aircraft in determining the accrual at December 31, 1995. However, should actual sublease rental income be different from the Company's estimates, the actual charge could be different from the amount estimated.

The remaining accrual represents cash outlays to be incurred over the remaining lease terms (from one to 15 years). The Company expects to finance the cash outlays primarily with internally generated funds.

During the year ended December 31, 1995, the Company increased the accrual for underutilized airport facilities by $14 million and recorded a $5 million fee in connection with the Air Canada warrant redemption, partially offset by a gain of $12 million relating to a bankruptcy court approved settlement for the return of certain aircraft purchase deposits. Such amounts were included in Other, net in the accompanying consolidated statement of operations.

Continental and its System One subsidiary entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets (including the travel agent subscriber base and travel-related information management products and services software), as well as certain liabilities of System One, were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS Interests, Inc. ("Continental CRS") (formerly System One, which remains a wholly owned subsidiary of Continental), Electronic Data Systems Corporation ("EDS") and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. In addition to the one-third interest in LLC, Continental CRS received cash proceeds of $40 million and an equity interest in AMADEUS valued at $120 million, and outstanding indebtedness of $42 million of System One owed to EDS was extinguished. In connection with these transactions, the Company recorded a pretax gain of $108 million, which amount was included in Nonoperating Income (Expense) in the accompanying consolidated statement of operations for the year ended December 31, 1995. The related tax provision totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million. System One's revenue, included in Cargo, mail and other revenue, and related net earnings were not material to the consolidated financial statements of Continental.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Capital Commitments

Continental has firm commitments to take delivery of three new 737 and two new 757 aircraft through early 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is $2.7 billion. In connection with the rescheduling of jet aircraft deliveries, $72 million of purchase deposits was returned to the Company in 1995. In December 1994, Express contracted with Beech Acceptance Corporation ("Beech") for the purchase and financing of 25 Beech 1900-D aircraft at an estimated aggregate cost of $104 million, excluding price escalations. As of December 31, 1995, 13 Beech 1900-D aircraft had been delivered, of which eight had entered service by that date and five will enter service in the first quarter of 1996. The remaining 12 aircraft are scheduled to be delivered in 1996. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new aircraft from The Boeing Company ("Boeing") and Beech will be sufficient to fund all deliveries scheduled during 1996. Furthermore, the Company currently anticipates that it will have remaining financing commitments from aircraft manufacturers of $575 million for jet aircraft deliveries beyond 1996. The Company believes that further financing will be needed to satisfy the remaining amount of such capital commitments. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

In addition, the Company recently purchased one DC-10-30 aircraft and entered into an operating lease for another DC-10-30 aircraft that are expected to be placed into service by the end of the second quarter of 1996.

Continental expects its cash outlays for 1996 capital expenditures, exclusive of aircraft acquisitions, to aggregate $120 million primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

As of December 31, 1995, Continental remains contingently liable on $202 million of long-term lease obligations of USAir, Inc. ("USAir") related to the East End Terminal at LaGuardia. In the event USAir defaults on these obligations, Continental might be required to cure the default, at which time it would have the right to reoccupy the terminal.

Legal Proceedings

The Company and certain of its subsidiaries are defendants in various lawsuits, including suits relating to certain environmental and anti-trust claims, the Reorganization and proceedings arising in the normal course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on the Company's financial position, results of operations and cash flows, it is the opinion of management, after consulting with counsel, that the ultimate disposition of such suits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 13 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions which have occurred during 1995, 1994 and the period April 28, 1993 through December 31, 1993 other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

CMI and United Micronesia Development Association, Inc. ("UMDA"), the minority stockholder of CMI, have a services agreement whereby UMDA is paid a fee of 1.0% of CMI's gross revenue, as defined, which will continue until January 1, 2012. For the years ended December 31, 1995 and 1994 and the period April 28, 1993 through December 31, 1993, these fees totaled $6 million, $5 million and $4 million, respectively. As of December 31, 1995 and 1994, the Company had a payable of $7 million maturing in 2011 to UMDA. Annual payments aggregating $1 million per year are applied to reduce the 1.0% fee.

In connection with Air Canada's investment in the Company, Air Canada, Air Partners and the Company agreed to identify and pursue opportunities to achieve cost savings, revenue enhancement or other synergies from areas of joint operation between the Company and Air Canada. The Company and Air Canada have entered into a series of synergies agreements, primarily in the areas of aircraft maintenance and commercial and marketing alliances (including agreements regarding coordination of connecting flights). The Company believes that the synergies agreements allocate potential benefits to the Company and Air Canada in a manner that is equitable and commercially reasonable, and contain terms at least as favorable to the Company as could be obtained from unrelated parties. As a result of these agreements, Continental paid Air Canada $38 million, $29 million and $9 million for the years ended December 31, 1995,

1994 and from the period April 28, 1993 through December 31, 1993, respectively, and Air Canada paid Continental $16 million, $13 million and $5 million in 1995, 1994 and for the period April 28, 1993 through December 31, 1993, respectively, primarily relating to aircraft maintenance. Continental also reimbursed Air Canada and Air Partners in 1993 for fees incurred in connection with their investment in Continental of $7 million and $11 million, respectively.

As a limited partner in AmWest Partners, L.P. ("AmWest"), the Company participated in the acquisition by AmWest of a portion of the equity of reorganized America West in connection with America West's emergence from bankruptcy, effective August 25, 1994. Each investor participating in the acquisition did so on individual terms; the Company and certain other parties invested at the same per share price, but at a higher price (approximately $9.36 per share as compared to approximately $7.01 per share) than the price paid by Air Partners, II, L.P., TPG Partners, L.P. and TPG Parallel I, L.P. (collectively, the "TPG entities"), partnerships controlled by David Bonderman, Chairman of the Board of the Company. However, as between the Company and the TPG entities, the Company is entitled to receive a 10.0% per year return on its investment before the TPG entities receive any return and to recoup its invested capital before the TPG entities recoup their capital.

The Company and America West entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, Continental paid America West $11 million and $1 million in 1995 and 1994, respectively and America West paid Continental $14 million and $ 2 million in 1995 and 1994, respectively.

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

NOTE 14 - FOREIGN OPERATIONS

Continental conducts operations to various foreign countries. Operating revenue from foreign operations are as follows (in millions):

                                                              Year Ended December 31,
                                                       ----------------------------------------
                                                        1995             1994             1993
                                                       ------           ------           ------
Pacific                                                $  742           $  678           $  630
Atlantic                                                  390              400              384
Latin America                                             311              310              278
                                                       ------           ------           ------

                                                       $1,443           $1,388           $1,292
                                                       ======           ======           ======

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 1995 and 1994 is as follows (in millions, except per share data):

                                                                                              Three Months Ended
                                                                               -----------------------------------------------
                                                                               March 31   June 30   September 30   December 31
                                                                               --------   -------   ------------   -----------
1995
  Operating revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,409   $1,478      $1,515         $1,423
  Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29      109         153             94
  Nonoperating income (expense), net  . . . . . . . . . . . . . . . . . . .         (57)      72         (40)           (50)
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (30)     102         111             41
  Earnings (loss) per common and common
   equivalent share (a)   . . . . . . . . . . . . . . . . . . . . . . . . .       (1.21)    3.02        3.09           1.27
  Earnings (loss) per common share assuming
   full dilution (a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1.21)    2.99        2.68           1.10

1994
  Operating revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,356   $1,391      $1,514         $1,409
  Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .         (56)      (1)         83            (37)
  Nonoperating income (expense), net  . . . . . . . . . . . . . . . . . . .         (58)     (52)        (50)          (480)
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (72)     (49)         31           (523)
  Primary and fully diluted earnings (loss)
   per common share (a)   . . . . . . . . . . . . . . . . . . . . . . . . .       (2.86)   (1.97)       1.03         (19.66)


(a) The sum of the four quarterly earnings (loss) per share amounts does not agree with the earnings (loss) per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

During the second quarter of 1995, the Company recorded a pretax gain of $108 million and an after-tax gain of $30 million in connection with a series of transactions with System One. See Note 11.

During the third quarter of 1994, the Company recorded a favorable adjustment of $23 million as a result of the Company's estimate of awards expected to be redeemed for travel on Continental under its frequent flyer program.

During the fourth quarter of 1994, a provision of $447 million associated with the planned early retirement of certain aircraft and closed or underutilized airport and maintenance facilities and other assets was recorded for costs associated with grounding aircraft, reducing operations at certain airport facilities and modifying certain airport facilities and modifying certain aircraft and facilities lease agreements.

ITEM 9.       CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent public accountants during the registrant's two most recent fiscal years or any subsequent interim period.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1996.

ITEM 11.       EXECUTIVE COMPENSATION.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1996.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1996.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 1996.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

(a) The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

         Report of Independent Auditors
         Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 1995
         Consolidated Balance Sheets as of December 31, 1995 and 1994 Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 1995
         Consolidated Statements of Redeemable and Nonredeemable Preferred
           Stock and Common Stockholders' Equity (Deficit) for each of the Three Years in the Period Ended December 31, 1995
         Notes to Consolidated Financial Statements

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

(c)      Reports on Form 8-K.

         (i) Report dated November 28, 1995 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced the consummation of the private placement of $225 million of 8-1/2% convertible trust originated preferred securities of a special purpose finance trust.

(d)      See accompanying Index to Exhibits.

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 1995 and 1994, and for the years then ended and the period from April 28, 1993 through December 31, 1993, and the consolidated statements of operations, redeemable and nonredeemable preferred stock and common stockholders' equity and cash flows for the period from January 1, 1993 through April 27, 1993 for Continental Airlines Holdings, Inc., and have issued our report thereon dated February 12, 1996 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules for these related periods listed in Item 14(b) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                         ERNST & YOUNG LLP


Houston, Texas
February 12, 1996

                           CONTINENTAL AIRLINES, INC.
                             (Parent Company Only)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED STATEMENT OF OPERATIONS (a)(b)
                            (In millions of dollars)

                                                                        Year ended
                                                                        December 31,           April 28, 1993
                                                                   ----------------------          through
                                                                     1995          1994      December 31, 1993
                                                                   --------      --------    -----------------
Operating Revenues:
  Passenger . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,354        $4,211           $2,954
  Cargo, mail and other . . . . . . . . . . . . . . . . . . . . .        419           411              298
                                                                      -----         ------           ------
                                                                       4,773         4,622            3,252
                                                                      ------        ------           ------
Operating Expenses:
  Wages, salaries and related costs . . . . . . . . . . . . . . .      1,252         1,347              874
  Aircraft fuel . . . . . . . . . . . . . . . . . . . . . . . . .        567           642              469
  Aircraft rentals  . . . . . . . . . . . . . . . . . . . . . . .        471           419              257
  Commissions . . . . . . . . . . . . . . . . . . . . . . . . . .        397           353              301
  Maintenance, materials and repairs  . . . . . . . . . . . . . .        304           366              273
  Other rentals and landing fees  . . . . . . . . . . . . . . . .        294           328              209
  Depreciation and amortization . . . . . . . . . . . . . . . . .        215           211              133
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,035         1,040              625
                                                                      ------        ------           ------
                                                                       4,535         4,706            3,141
                                                                      ------        ------           ------
Operating Income (Loss) . . . . . . . . . . . . . . . . . . . . .        238           (84)             111
                                                                      ------        ------           ------

Nonoperating Income (Expense):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . .       (185)         (210)            (145)
  Interest capitalized  . . . . . . . . . . . . . . . . . . . . .          6            17                8
  Interest income . . . . . . . . . . . . . . . . . . . . . . . .         27            20               16
  Interest income from subsidiaries . . . . . . . . . . . . . . .         11            12                5
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .         (4)         (426)              (7)
                                                                      ------        ------           ------
                                                                        (145)         (587)            (123)
                                                                      ------        ------           ------
Income (Loss) before Equity in Net Income (Loss)
  of Subsidiaries, Income Taxes and Minority Interest . . . . . .         93          (671)             (12)

Income Tax Benefit (Provision)  . . . . . . . . . . . . . . . . .         37            73               (1)

Equity in Net Income (Loss) of Subsidiaries . . . . . . . . . . .         96           (15)             (26)

Distributions on Preferred Securities of Trust  . . . . . . . . .         (2)            -                -
                                                                      ------        ------           ------

Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . .     $  224        $ (613)          $  (39)
                                                                      ======        ======           ======


These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                           CONTINENTAL AIRLINES, INC.
                             (Parent Company Only)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED BALANCE SHEET (a)(b)
                (In millions of dollars, except for share data)

                                                                               December 31,         December 31,
             ASSETS                                                                 1995                 1994
                                                                               ------------         ------------
Current Assets:
  Cash and cash equivalents, including restricted cash and cash
    equivalents of $144 and $119, respectively  . . . . . . . . . . . . . .         $  675              $  326
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . .            282                 282
  Accounts receivable from subsidiaries, net  . . . . . . . . . . . . . . .             18                  64
  Notes receivable from subsidiaries  . . . . . . . . . . . . . . . . . . .             79                  98
  Spare parts and supplies, net . . . . . . . . . . . . . . . . . . . . . .            107                 120
  Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . . .             85                  70
                                                                                    ------              ------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .          1,246                 960
                                                                                    ------              ------

Property and Equipment:
  Owned property and equipment, net of accumulated
    depreciation of $263 and $180, respectively . . . . . . . . . . . . . .            984               1,017

  Purchase deposits for flight equipment  . . . . . . . . . . . . . . . . .             47                 166

  Capital leases, net of accumulated amortization
    of $102 and $58, respectively . . . . . . . . . . . . . . . . . . . . .            272                 311
                                                                                    ------              ------

      Total property and equipment  . . . . . . . . . . . . . . . . . . . .          1,303               1,494
                                                                                    ------              ------

Other Assets:
  Routes, gates and slots, net of accumulated amortization
    of $116 and $73, respectively . . . . . . . . . . . . . . . . . . . . .          1,005               1,051
  Reorganization value in excess of amounts allocable to
    identifiable assets, net of accumulated amortization
    of $35 and $23, respectively  . . . . . . . . . . . . . . . . . . . . .            196                 208
  Investment in subsidiaries (g)  . . . . . . . . . . . . . . . . . . . . .            276                 261
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37                  17
  Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .             90                  49
                                                                                    ------              ------
      Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          1,604               1,586
                                                                                    ------              ------

        Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,153              $4,040
                                                                                    ======              ======




These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                           CONTINENTAL AIRLINES, INC.
                             (Parent Company Only)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED BALANCE SHEET (a)(b)
                (In millions of dollars, except for share data)

                                                                              December 31,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                              1995                 1994
                                                                             ---------------      ---------------
Current Liabilities:
  Debt and capital lease obligations in default . . . . . . . . . . . . . . .    $     -               $  490
  Current maturities of long-term debt (c)  . . . . . . . . . . . . . . . . .        156                  108
  Current maturities of capital leases  . . . . . . . . . . . . . . . . . . .         50                   18
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        564                  548
  Air traffic liability . . . . . . . . . . . . . . . . . . . . . . . . . . .        541                  552
  Accrued other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        537                  493
                                                                                 -------               ------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .      1,848                2,209
                                                                                 -------               ------

Long-Term Debt (c)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,118                  860
                                                                                 -------               ------
Capital Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        269                  120
                                                                                 -------               ------
Deferred Credits and Other Long-Term Liabilities  . . . . . . . . . . . . . .        330                  695
                                                                                 -------               ------

Commitments and Contingencies (d)

Continental-Obligated Mandatorily Redeemable Preferred Securities
  of Trust (e)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        242                    -
                                                                                 -------               ------

Redeemable Preferred Stock (aggregate liquidation
  value - $41 and $56, respectively) (f)  . . . . . . . . . . . . . . . . . .         41                   53
                                                                                 -------               ------

Common Stockholders' Equity:
  Class A common stock - $.01 par, 50,000,000 shares authorized;
    6,301,056 shares issued and outstanding at December 31, 1995
    and 1994, respectively (f)  . . . . . . . . . . . . . . . . . . . . . . .          -                    -
  Class B common stock - $.01 par, 100,000,000 shares authorized;
  21,428,274 shares issued and outstanding at December 31, 1995;
    20,403,512 shares issued and 20,373,512 shares outstanding at
    December 31, 1994, (f)  . . . . . . . . . . . . . . . . . . . . . . . . .          -                    -
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        733                  778
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (428)                (652)
  Unvested portion of restricted stock  . . . . . . . . . . . . . . . . . . .        (10)                 (14)
  Additional minimum pension liability  . . . . . . . . . . . . . . . . . . .         (8)                  (7)
  Unrealized gain (loss) on marketable equity securities  . . . . . . . . . .         18                   (2)
  Treasury stock - 30,000 shares in 1994  . . . . . . . . . . . . . . . . . .          -                    -
                                                                                 -------               ------
    Total common stockholders' equity . . . . . . . . . . . . . . . . . . . .        305                  103
                                                                                 -------               ------
       Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . .    $ 4,153               $4,040
                                                                                 =======               ======

These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                           CONTINENTAL AIRLINES, INC.
                             (Parent Company Only)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         STATEMENT OF CASH FLOWS (a)(b)
                            (In millions of dollars)


                                                                           Year ended
                                                                           December 31,         April 28, 1993
                                                                     ----------------------          through
                                                                       1995          1994      December 31, 1993
                                                                     --------      --------    -----------------
Net cash provided (used) by operating activities  . . . . . . . .       $351          $(39)            $ 63
                                                                        ----          ----             ----

Cash Flows from Investing Activities:
    Proceeds from disposition of property, equipment
      and other assets  . . . . . . . . . . . . . . . . . . . . .         20            28                -
    Capital expenditures, net of returned purchase deposits . . .        (68)         (196)            (217)
    Purchase deposits refunded in connection with
       aircraft delivered . . . . . . . . . . . . . . . . . . . .         97            96                -
    Investment in America West  . . . . . . . . . . . . . . . . .          -           (19)               -
                                                                        ----          ----             ----
    Net cash provided (used) by investing activities  . . . . . .         49           (91)            (217)
                                                                        ----          ----             ----

Cash Flows from Financing Activities:
    Net proceeds from issuance of long-term debt  . . . . . . . .          7            31               90
    Payments on long-term debt and capital
      lease obligations . . . . . . . . . . . . . . . . . . . . .       (299)         (256)            (109)
    Net proceeds from issuance of preferred and
      common stock  . . . . . . . . . . . . . . . . . . . . . . .         13             -              153
    Net proceeds from issuance of preferred
      securities of trust . . . . . . . . . . . . . . . . . . . .        242             -                -
    Purchase of warrants  . . . . . . . . . . . . . . . . . . . .        (14)            -                -
                                                                        ----          ----             ----
    Net cash provided (used) by financing activities  . . . . . .        (51)         (225)             134
                                                                        ----          ----             ----

Net Increase (Decrease) in Cash and Cash
   Equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .        349          (355)             (20)
Cash and Cash Equivalents -
  Beginning of Period . . . . . . . . . . . . . . . . . . . . . .        326           681              701
                                                                        ----          ----             ----

Cash and Cash Equivalents -
  End of Period . . . . . . . . . . . . . . . . . . . . . . . . .       $675          $326             $681
                                                                        ====          ====             ====

Supplemental Cash Flows Information:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .       $156          $179             $ 80
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .          7             -                -

                                                        (continued on next page)

                           CONTINENTAL AIRLINES, INC.
                             (Parent Company Only)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         STATEMENT OF CASH FLOWS (a)(b)
                            (In millions of dollars)


                                                                         Year ended
                                                                         December 31,          April 28, 1993
                                                                     -------------------          through
                                                                       1995          1994      December 31, 1993
                                                                     --------      --------    -----------------
Financing and Investing Activities
  Not Affecting Cash:

    Reclassification of accrued rent,
      capital leases and interest to
      long-term debt  . . . . . . . . . . . . . . . . . . . . . .      $  65         $  26             $ 73

    Capitalization of operating leases
      due to renegotiated terms . . . . . . . . . . . . . . . . .      $   -         $   -             $137

    Property and equipment acquired
      through the issuance of debt  . . . . . . . . . . . . . . .      $  15         $  10             $  2

    Issuance of debt in connection with
      purchase of Air Canada warrants . . . . . . . . . . . . . .      $  42         $   -             $  -

    Issuance of convertible secured
      debentures in connection with
      the aircraft settlements  . . . . . . . . . . . . . . . . .      $ 158         $   -             $  -

    Exchange of preferred stock for
      long-term debt  . . . . . . . . . . . . . . . . . . . . . .      $  21         $   -             $  -






These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                              NOTES TO SCHEDULE I


(a) See Note 2 to Notes to Consolidated Financial Statements for a discussion of Continental Airlines, Inc. (the "Company" or "Continental") and Predecessor Company's emergence from bankruptcy.

(b) The Condensed Financial Information of Registrant includes the accounts of Continental and its wholly owned subsidiaries, Rubicon Indemnity, Ltd., ("Rubicon") and Continental Airlines Finance Trust (the "Trust"). Rubicon was formed for workers' compensation purposes. The Trust was formed for the issuance of preferred securities. These subsidiaries have been included in Schedule I to properly reflect the parent company's workers' compensation liability and redeemable preferred securities.

(c) Continental's long-term debt (parent company only) was recorded at fair market value at April 27, 1993. Long- term debt as of December 31, 1995 and 1994 is summarized as follows (in millions):

                                                                                            1995        1994
                                                                                          --------    --------

Secured
-------

  Notes payable, interest rates of 8.0% to 9.86%,
   payable through 2003   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  392      $  421
  Notes payable, interest rates of 5.84% to 18.38% (imputed interest
   rates approximate stated interest rates), payable through 2005   . . . . . . . . . .       187         259
  Notes payable, interest rates of 6.0% to 12.25% (imputed interest
   rates of 7.86% to 9.9%), payable through 2008  . . . . . . . . . . . . . . . . . . .       262         307
  Floating rate notes, interest rates of prime plus 0.5% to 0.75%,
   LIBOR plus 0.75% to 4.0% and Eurodollar plus 0.75%, payable
    through 2007  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       173         120
  Series A debentures, interest rate of 6%, payable through 2002  . . . . . . . . . . .       124           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7           6

  Unsecured
  ---------
   Notes payable, interest rates of 6.94% to 12% (imputed interest
     rates of 10.22% to 21.8%), payable through 2005  . . . . . . . . . . . . . . . . .       122         112
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7           8
                                                                                           ------      ------
                                                                                            1,274       1,233
   Less:  debt in default   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         265
   Less:  current maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       156         108
                                                                                           ------      ------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,118      $  860
                                                                                           ======      ======


         Long-term debt maturities due over the next five years are as follows (in millions):

         Year ending December 31,
                 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $156
                 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           197
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           162
                 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           171
                 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           162

         Not included in the above table are the Convertible Secured Debentures, with a principal balance at December 31, 1995 of $124 million, which were redeemed or repurchased as of February 1, 1996.

(d)      See Note 12 of Notes to Consolidated Financial Statements.

(e)      See Note 6 of Notes to Consolidated Financial Statements.

(f)      See Note 7 of Notes to Consolidated Financial Statements.

(g) The Company received $81 million in dividends from wholly owned subsidiaries in 1995.

(h)      The Company has not paid dividends on its common stock.

On April 27, 1993, Continental adopted fresh start reporting in accordance with SOP 90-7, which resulted in adjustments to the Company's common stockholders' equity and the carrying values of assets and liabilities. Accordingly, the Parent Company Only post-reorganization balance sheets and statements of operations have not been prepared on a consistent basis of accounting with the Parent Company Only pre-reorganization balance sheet and statements of operations. See Note 2 of Notes to Consolidated Financial Statements.

                      CONTINENTAL AIRLINES HOLDINGS, INC.
                             (Parent Company Only)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     CONDENSED STATEMENT OF OPERATIONS (a)
                            (In millions of dollars)

                                                                             Predecessor Company
                                                                         -----------------------------
                                                                         Period from January 1, 1993
                                                                             through April 27, 1993
                                                                         -----------------------------
Operating Revenues (lease revenue and management
  fees from subsidiaries) (a) . . . . . . . . . . . . . . . . . . . . .              $    33
                                                                                     -------

Operating Expenses:
  Wages, salaries and related costs . . . . . . . . . . . . . . . . . .                    1
  Rentals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   15
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .                    5
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1
                                                                                     -------
                                                                                          22
                                                                                     -------
Operating Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   11
                                                                                     -------
Nonoperating Income (Expense):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .                   (5)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (133)
                                                                                     -------
   Total nonoperating expense, net  . . . . . . . . . . . . . . . . . .                 (138)
                                                                                     -------
Loss Before Equity in Net Loss of Subsidiaries
  and Extraordinary Gain  . . . . . . . . . . . . . . . . . . . . . . .                 (127)

Equity in Net Loss of Subsidiaries  . . . . . . . . . . . . . . . . . .                  837
                                                                                     -------

Income Before Extraordinary Gain  . . . . . . . . . . . . . . . . . . .                  710

Extraordinary Gain  . . . . . . . . . . . . . . . . . . . . . . . . . .                1,930
                                                                                     -------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 2,640
                                                                                     =======





These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                      CONTINENTAL AIRLINES HOLDINGS, INC.
                             (Parent Company Only)
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENTS OF CASH FLOWS (a)
                            (In millions of dollars)


                                                                             Predecessor Company
                                                                         -----------------------------
                                                                         Period from January 1, 1993
                                                                             through April 27, 1993
                                                                         -----------------------------
Net cash provided by operating activities . . . . . . . . . . . . . . .               $    -
                                                                                      ------

Cash Flows from Investing Activities:
  Proceeds from disposition of property and equipment . . . . . . . . .                    -
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .                    -
                                                                                      ------
   Net cash provided by investing activities  . . . . . . . . . . . . .                    -
                                                                                      ------

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt, net . . . . . . . . . . . .                    -
  Payments on long-term debt and capital lease obligations  . . . . . .                    -
                                                                                      ------

Net cash used by financing activities . . . . . . . . . . . . . . . . .                    -
                                                                                      ------

Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . .                    -

Cash and Cash Equivalents -
  Beginning of Period . . . . . . . . . . . . . . . . . . . . . . . . .                    9
                                                                                      ------

Cash and Cash Equivalents -
  End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    9
                                                                                      ======





These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

(a) The Condensed Financial Information of Registrant includes the accounts of Continental Airlines Holdings, Inc. ("Holdings") and certain special purpose subsidiaries, primarily formed to provide fuel purchasing services to Holdings' airline subsidiaries and to finance aircraft leased to Continental.

                  CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1995, 1994, and 1993
                            (In millions of dollars)





                                                                  Allowance
                                                                 for Doubtful           Allowance for
                                                                  Receivables           Obsolescence
                                                                 -------------          -------------
   Balance, December 31, 1992   . . . . . . . . . . . . . . . .         $49                    $80

     Additions charged to expense   . . . . . . . . . . . . . .          19                     10
     Deductions from reserve  . . . . . . . . . . . . . . . . .         (32)                    (2)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . .          (1)                   (83) (a)
                                                                        ---                    ---

   Balance, December 31, 1993   . . . . . . . . . . . . . . . .          35                      5

     Additions charged to expense   . . . . . . . . . . . . . .          25                     32
     Deductions from reserve  . . . . . . . . . . . . . . . . .         (21)                    (1)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . .          (1)                     -
                                                                        ---                    ---

   Balance, December 31, 1994   . . . . . . . . . . . . . . . .          38                     36

     Additions charged to expense   . . . . . . . . . . . . . .          24                     12
     Deductions from reserve  . . . . . . . . . . . . . . . . .         (15)                   (12)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . .          (3)                     -
                                                                        ---                    ---

   Balance, December 31, 1995   . . . . . . . . . . . . . . . .         $44                    $36
                                                                        ===                    ===


(a)      Primarily represents fresh start adjustments in accordance with SOP
          90-7.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONTINENTAL AIRLINES, INC.


                                        By   /s/ LAWRENCE W. KELLNER
                                             ---------------------------------
                                             Lawrence W. Kellner
                                             Senior Vice President and Chief
                                             Financial Officer (On behalf of
                                             Registrant)

Date:  February 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                       Signature                                Capacity                         Date
          -------------------------------------      -----------------------------      -----------------------
  (i)     Principal Executive Officer:

          /s/ GORDON M. BETHUNE                      President,                         February 23, 1996
          -----------------------------------        Chief Executive Officer
          Gordon M. Bethune                          and Director

 (ii)     Principal Financial Officer:

          /s/ LAWRENCE W. KELLNER                    Senior Vice President              February 23, 1996
          -----------------------------------        and Chief Financial
          Lawrence W. Kellner                        Officer


(iii)     Principal Accounting Officer:


          /s/ MICHAEL P. BONDS                       Staff Vice President               February 23, 1996
          -----------------------------------        and Controller
          Michael P.  Bonds


 (iv)     A Majority of the Directors:

          THOMAS J. BARRACK, JR.*                    Director                           February 23, 1996
          -----------------------------------
          Thomas J. Barrack, Jr.

          DAVID BONDERMAN*                           Director and                       February 23, 1996
          -----------------------------------        Chairman of the Board
          David Bonderman

          /s/ GREGORY D. BRENNEMAN                   Director and                       February 23, 1996
          -----------------------------------        Chief Operating Officer
          Gregory D. Brenneman

          JOEL H. COWAN*                             Director                           February 23, 1996
          -----------------------------------
          Joel H. Cowan

          PATRICK FOLEY*                             Director                           February 23, 1996
          -----------------------------------
          Patrick Foley

          ROWLAND C. FRAZEE*                         Director                           February 23, 1996
          -----------------------------------
          Rowland C. Frazee

          HOLLIS L. HARRIS*                          Director                           February 23, 1996
          -----------------------------------
          Hollis L. Harris

          DEAN C. KEHLER*                            Director                           February 23, 1996
          -----------------------------------
          Dean C. Kehler

          ROBERT L. LUMPKINS*                        Director                           February 23, 1996
          -----------------------------------
          Robert L. Lumpkins

          DOUGLAS McCORKINDALE*                      Director                           February 23, 1996
          -----------------------------------
          Douglas McCorkindale

          DAVID E. MITCHELL, O.C.*                   Director                           February 23, 1996
          -----------------------------------
          David E. Mitchell, O.C.

          RICHARD W. POGUE*                          Director                           February 23, 1996
          -----------------------------------
          Richard W. Pogue

          WILLIAM S. PRICE III*                      Director                           February 23, 1996
          -----------------------------------
          William Price III

          DONALD L. STURM*                           Director                           February 23, 1996
          -----------------------------------
          Donald L. Sturm


          CLAUDE I. TAYLOR, O.C.*                    Director                           February 23, 1996
          -----------------------------------
          Claude I. Taylor, O.C.

          KAREN HASTIE WILLIAMS*                     Director                           February 23, 1996
          -----------------------------------
          Karen Hastie Williams

          CHARLES A. YAMARONE*                       Director                           February 23, 1996
          -----------------------------------
          Charles A. Yamarone


*By       /s/ LAWRENCE W. KELLNER
          -----------------------------------
          Lawrence W. Kellner
          Attorney-in-Fact
          February 23, 1996

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

2.5 Confirmation Order, dated April 16, 1993 -- incorporated by reference to Exhibit 2.5 to the April 8-K.

3.1 Restated Certificate of Incorporation of Continental -- incorporated by reference to Exhibit 4.1 to the April 8-K.

3.2 By-laws of Continental, as amended to date -- incorporated by reference to Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "1995 Third Quarter 10-Q").

4.1              Specimen Class A Common Stock Certificate of the Company. (3)

4.1(a) Specimen Class B Common Stock Certificate of the Company -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").

4.2 Certificate of Designations of Series A 12% Cumulative Preferred Stock -- incorporated by reference to Exhibit 4.3 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("the 1995 Second Quarter 10-Q").

4.3 Subscription and Stockholders' Agreement -- incorporated by reference to Exhibit 4.5 to the April 8-K.

4.4 Registration Rights Agreement dated as of April 27, 1993, among Continental, Air Partners and Air Canada -- incorporated by reference to Exhibit 4.6 to the April 8-K.

4.5 Warrant Agreement dated as of April 27, 1993, between Continental and Continental as warrant agent -- incorporated by reference to Exhibit 4.7 to the April 8-K.

4.6 Loan Agreement dated as of April 27, 1993, among Continental Micronesia, Air Micronesia, Inc. and GE Capital -- incorporated by reference to Exhibit 4.8 to the April 8-K.

4.6(a) Waiver, Consent and Amendment to CMI Loan Agreement, dated as of March 30, 1995, among CMI, Air Micronesia, Inc. and GE Capital -- incorporated by reference to Exhibit 4.8(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 0-09781) (the "1994 10-K"). (2)

4.7 Loan Agreements dated as of April 27, 1993, between ASATT Corp. and Continental -- incorporated by reference to Exhibit
                 4.9 to the April 8-K.

4.7(a) Waiver, Consent and Amendment to Series B-1 Loan Agreement, dated as of March 30, 1995, between Continental and Global Project and Structured Finance Corporation (successor by merger to ASATT Corp.) -- incorporated by reference to Exhibit 4.9(a) to the 1994 10-K. (2)

4.7(b) Waiver, Consent and Amendment to Series B-2 Loan Agreement, dated as of March 30, 1995, between Continental and Global Project and Structured Finance Corporation (successor by merger to ASATT Corp.) -- incorporated by reference to Exhibit 4.9(b) to the 1994 10-K. (2)

4.7(c) Amendment No. 2 to Series B-1 Loan Agreement, dated as of September 29, 1995, between Continental and Global Project and Structured Finance Corporation. (3)

4.7(d) Amendment No. 2 to Series B-2 Loan Agreement, dated as of September 29, 1995, between Continental and Global Project and Structured Finance Corporation. (2)(3)

4.7(e) Amendment No. 3 to Series B-1 Loan Agreement, dated as of December 22, 1995, between Continental and Global Project and Structured Finance Corporation. (2)(3)

4.7(f) Amendment No. 3 to Series B-2 Loan Agreement, dated as of December 22, 1995, between Continental and Global Project and Structured Finance Corporation. (2)(3)

4.8 Loan Agreement dated as of April 27, 1993, between Continental and General Electric Company, individually and as agent -- incorporated by reference to Exhibit 4.10 to the 1993 S-1.

4.8(a) First Amendment to Loan Agreement, dated as of August 12, 1993, between Continental and General Electric Company, individually and as agent. (3)

4.8(b) Waiver, Consent and Amendment to Consolidation Loan Agreement, dated as of March 30, 1995, between Continental and General Electric Company, individually and as agent -- incorporated by reference to Exhibit 4.10(a) to the 1994 10-K. (2)

4.8(c) Amendment No. 2 to Consolidation Loan Agreement, dated as of December 22, 1995, between Continental and General Electric Company, individually and as agent. (3)

4.9 Master Restructuring Agreement, dated as of March 30, 1995, between Continental and GE Capital -- incorporated by reference to Exhibit 4.11 to the 1994 10-K. (2)

4.9(a) Waiver Consent and Amendment, dated as of September 29, 1995, between Continental and GE Capital. (3)

4.9(b) Amendment to Master Restructuring Agreement, dated as of December 22, 1995, between Continental and GE Capital. (3)

4.10 Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1 Litigation Settlement Agreement, dated as of August 31, 1992, among the Pension Benefit Guaranty Corporation and, jointly and severally, each of the debtors (as defined) -- incorporated by reference to Exhibit 10.10 to the 1992 10-K.

10.2 Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey and People Express Airlines, Inc., regarding Terminal C (the "Terminal C Lease") -- incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K (File No. 0-9781) of People Express Airlines, Inc. for the year ended December 31, 1984.

10.2(a) Supplemental Agreements Nos. 1 through 6 to the Terminal C Lease -- incorporated by reference to Exhibit 10.3 to Continental's Annual Report on Form 10-K (File No. 1-8475) for the year ended December 31, 1987 ("the 1987 10-K").

10.2(b) Supplemental Agreement No. 7 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K (File No. 1-8475) for the year ended December 31, 1988.

10.2(c) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.2(d)          Supplemental agreements No. 12 through 15 to the Terminal C
                 Lease. (3)

10.3 Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and Continental -- incorporated by reference to Exhibit 10.2 to the 1987 10-K.

10.4* Amended and restated employment agreement between the Company and Gordon M. Bethune. (3)

10.5* Amended and restated employment agreement between the Company and Gregory D. Brenneman. (3)

10.6* Amended and restated employment agreement between the Company and Lawrence W. Kellner. (3)

10.7* Amended and restated employment agreement between the Company and Barry P. Simon. (3)

10.8* Amended and restated employment agreement between the Company and C. D. McLean. (3)

10.9* Continental Airlines, Inc. 1994 Incentive Equity Plan -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.9(a)* First Amendment to Continental Airlines, Inc. 1994 Incentive Equity Plan -- incorporated by reference to Exhibit 10.1 to the 1995 Third Quarter 10-Q.

10.10 Purchase Agreement No. 1782, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 737-524 aircraft -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the "1993 Second Quarter 10-Q"). (1)

10.10(a) Supplemental Agreement No. 6 to Purchase Agreement No. 1782 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 737-524 aircraft -- incorporated by reference to Exhibit 10.11(a) to the 1994 10-K. (1)

10.11 Purchase Agreement No. 1783, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 757-224 aircraft -- incorporated by reference to Exhibit 10.2 to the 1993 Second Quarter 10-Q. (1)

10.11(a) Supplemental Agreement No. 4 to Purchase Agreement No. 1783 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 757-224 aircraft -- incorporated by reference to Exhibit 10.12(a) to the 1994 10-K. (1)

10.12 Purchase Agreement No. 1784, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 767-324ER aircraft -- incorporated by reference to Exhibit 10.3 to the 1993 Second Quarter 10-Q. (1)

10.12(a) Supplemental Agreement No. 3 to Purchase Agreement No. 1784 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 767-324ER aircraft -- incorporated by reference to Exhibit 10.13(a) to the 1994 10-K. (1)

10.13 Purchase Agreement No. 1785, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 777-224 aircraft -- incorporated by reference to Exhibit 10.4 to the 1993 Second Quarter 10-Q. (1)

10.13(a) Supplemental Agreement No. 3 to Purchase Agreement No. 1785 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 777-224 aircraft -- incorporated by reference to Exhibit 10.14(a) to the 1994 10-K. (1)

10.14 Lease Agreement dated as of May 1992 between the City and County of Denver, Colorado and Continental regarding Denver International Airport -- incorporated by reference to
                 Exhibit 10.17 to the 1993 S-1.

10.14(a) Supplemental Lease Agreement, including an exhibit thereto, dated as of April 3, 1995 between the City and County of Denver, Colorado and Continental and United Air Lines, Inc. regarding Denver International Airport -- incorporated by reference to Exhibit 10.15(a) to the 1994 10-K.

10.15 Stock Subscription Warrant of Continental Micronesia granted to United Micronesia Development Association, Inc. -- incorporated by reference to Exhibit 10.18 to the 1993 S-1.

10.16 Lease Agreement, as amended and supplemented, between the Company and the City of Houston, Texas regarding Terminal C of Houston Intercontinental Airport -- incorporated by reference to Exhibit 10.5 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "1993 Third Quarter 10-Q").

10.17 Agreement and Lease dated as of May 1987, as supplemented, between the City of Cleveland, Ohio and Continental regarding Cleveland Hopkins International Airport -- incorporated by reference to Exhibit 10.6 to the 1993 Third Quarter 10-Q.

10.18 Third Revised Investment Agreement, dated April 21, 1994, between America West Airlines, Inc. and AmWest Partners, L.P. -- incorporated by reference to Exhibit 1 to Continental's
                 Schedule 13D relating to America West Airlines, Inc. filed on August 25, 1994.

10.19* Form of Letter Agreement relating to certain flight benefits between the Company and each of its nonemployee directors.
                 (3)

11.1             Statement Regarding Computation of Per Share Earnings. (3)

21.1             List of Subsidiaries of Continental. (3)

23.1             Consent of Ernst & Young LLP. (3)

24.1 Powers of attorney executed by certain directors and officers of Continental. (3)

27.1             Financial Data Schedule. (3)

__________

*These exhibits relate to management contracts or compensatory plans or arrangements.

(1) The Commission has granted confidential treatment for a portion of this agreement.
(2) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.
(3)      Filed herewith.

                                                                          Exhibit 4.1

   INCORPORATED UNDER THE                                      CLASS A COMMON STOCK
LAWS OF THE STATE OF DELAWARE                                PAR VALUE $.01 PER SHARE


THIS CERTIFICATE IS TRANSFERABLE                           CUSIP 210795  20  9
IN DALLAS, TEXAS; CLEVELAND, OHIO                 SEE REVERSE FOR CERTAIN DEFINITIONS
AND NEW YORK, NEW YORK


                              CONTINENTAL AIRLINES, INC.

This certifies that:




is the owner of

          FULLY PAID AND NON-ASSESSABLE SHARES OF THE CLASS A COMMON STOCK OF
Continental Airlines, Inc. (hereafter and on the back hereof called the "Corporation")
transferable on the books of the Corporation by the holder hereof in person or by its duly authorized attorney upon distribution of this certificate properly endorsed.  This certificate and the shares represented hereby are issued and shall be sold subject to the provisions of the loans of the State of Delaware and to all of the provisions of the
Restated Certificate of Incorporation and the By-Laws of the Corporation, as amended from time to time (copies of which are on file at the office of the Transfer Agent), to all of which the holder of this certificate by acceptance hereof asserts.  This certificate is not valid unless countersigned and registered by the Transfer Agent and
Registrar.
                                                                                              [SEAL]
Witness the facsimile seal of the Corporation and the facsimile signature of the
Corporation's duly authorized officers.
                 /s/ Gordon Bethune        Dated:
                      PRESIDENT AND                COUNTERSIGNED AND REGISTERED:
            CHIEF EXECUTIVE OFFICER                   KeyCorp Shareholder Services, Inc.
                                                                       TRANSFER AGENT
                                                                       AND REGISTRAR
              /s/ Jeffery A. Smisek
                          SECRETARY                              AUTHORIZED SIGNATURE

                        Continental Airlines, Inc.

     The Corporation will furnish without charge to each stockholder who so requests, a statement of the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

     The rights of persons who are not "Citizens of the United States" (as defined in 49 U.S.C. 1301(16), as now in effect or as hereafter amended) to vote the securities represented by this certificate are subject to certain restrictions contained in the Restated Certificate of Incorporation and By-Laws of the Corporation, copies of which are on file at the principal executive offices of the Corporation.

     The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

     TEN COM - as tenants in common     UNIF GIFT MIN ACT - ______
     TEN ENT - as tenants by the                            (Cust)
               entireties                                  Custodian _______
     JT TEN  - as joint tenants with                                  (Minor)
               right of survivorship                      under Uniform Gifts
               and now as tenants in                      to Minors Act
               common                                     __________________
                                                               (State)

 Additional abbreviations may also be used through not in the above list.

     For value received, ____________________ hereby sell, assign and transfer unto _____________________________________________ (PLEASE INSERT
SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER OF ASSIGNEE)

___________________________________________________________________________
                PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS
                   INCLUDING POSTAL ZIP CODE OF ASSIGNEE

__________________________________ Shares of the stock represented by the within Certificate, and do hereby irrevocably constitute and appoint __________________________________ Attorney to transfer the said stock on the books of the within-named Corporation with full power of substitution in the premises.

Dated ____________________________

     NOTICE: THE SIGNATURE(S) TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME(S) AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATEVER.

                              X  ________________________________
                                           (SIGNATURE)
                              X  ________________________________
                                           (SIGNATURE)

                              THE SIGNATURE(S) SHOULD BE GUARANTEED BY AN
                              "ELIGIBLE GUARANTOR INSTITUTION" AS DEFINED IN RULE 19Ad-15 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
                              SIGNATURE(S) GUARANTEED BY:

                                                             Exhibit 4.7(c)

                            AMENDMENT NO. 2 TO
                         SERIES B-1 LOAN AGREEMENT


           AMENDMENT NO. 2 TO SERIES B-1 LOAN AGREEMENT, dated as of September 29, 1995 (this "Amendment"), between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Borrower"), and GLOBAL PROJECT & STRUCTURED FINANCE CORPORATION (successor by merger to ASATT Corp.) ("Lender").


                           W I T N E S S E T H :

          WHEREAS, Borrower and Lender are parties to that certain Loan Agreement, dated as of April 27, 1993, as amended by that certain Waiver, Consent and Amendment to Series B-1 Loan Agreement, dated as of March 30, 1995 (such Loan Agreement, as amended and as it may be hereafter amended, supplemented or otherwise modified from time to time, being hereinafter referred to as the "Loan Agreement", and capitalized terms defined therein and not otherwise defined herein being used herein as therein defined);

          WHEREAS, Borrower, together with Continental Express, Inc., GE Capital, General Electric Company and Lender, are parties to that certain Waiver and Consent and that certain Waiver, Consent and Amendment, each dated as of the date hereof (collectively, the "Waivers");

          WHEREAS, Borrower has advised Lender that Borrower wishes to amend certain provisions of the Loan Agreement in connection with the transactions contemplated by the Waivers, and Borrower has requested that Lender agree to various amendments to certain provisions of the Loan Agreement in connection therewith; and

          WHEREAS, Lender has agreed to amend certain provisions of the Loan Agreement upon the terms and subject to the conditions provided herein;

          NOW, THEREFORE, in consideration of the premises, covenants and agreements contained herein, the parties hereto hereby agree as follows:

          SECTION 1. Amendments to Loan Agreement. Section 1 of the Loan Agreement is hereby amended by amending and restating the definition of B-1/B-2 Termination Date as follows:

               "B-1/B-2 Termination Date" shall mean the date on which the B-1 Loan, the B-2 Loan and the Redemption Loan (as defined in the Other Tranche Agreement) and all accrued interest thereon shall have been completely discharged and no other Obligations (as such term is defined herein) and no other Obligations (as such term is defined in the Other Tranche Agreement) shall then be due and payable.

          SECTION 2. Effective Date. This Amendment shall become effective upon the delivery of the fully executed Redemption Note by Borrower to Lender.

          SECTION 3. Miscellaneous. (a) Upon the effectiveness of this Amendment, on and after the date hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import, shall mean and be a reference to the Loan Agreement as amended hereby. Upon the effectiveness of this Amendment, on and after the date hereof, each reference in each of the Loan Documents to "the B-1 Loan Agreement," "thereunder," "thereof," "therein," or words of like import referring to the Loan Agreement, shall mean and be a reference to the Loan Agreement as amended hereby.

          (b) Except as specifically amended herein, the Loan Agreement and all of the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. Without limiting the generality of the foregoing, Borrower hereby confirms that all of its obligations under the Collateral Documents shall continue and shall remain in full force and effect.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Lender under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

          (d) This Amendment may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

          (e) The Section Titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not part of the agreement among the parties hereto.

          (f) Except as otherwise expressly provided in any of the Loan Documents, in all respects, including all matters of construction, validity and performance, this Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law, and any applicable laws of the United States. Each Lender and Borrower agree to submit to personal jurisdiction and, to the extent permitted by applicable law, to waive any objection as to venue in the County of New York, State of New York. To the extent permitted by applicable law, service of process on Borrower or any Lender in any action arising out of or relating to this Amendment shall be effective if mailed to such party at the address listed
Section 11.11 of the Loan Agreement. Nothing herein shall preclude any Lender or Borrower from bringing suit or taking other legal action in any other jurisdiction.

          (g) To the extent permitted by applicable law, the parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Amendment.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                              CONTINENTAL AIRLINES, INC.



                              By:
                                 Jeffrey A. Smisek
                                 Senior Vice President



                              GLOBAL PROJECT & STRUCTURED
                                     FINANCE CORPORATION



                              By:
                              Name:  Eric M. Dull
                              Title: Vice President



CONSENTED TO, AGREED AND
ACKNOWLEDGED:

CONTINENTAL EXPRESS, INC.
as Guarantor



By:
Name:  Jeffrey A. Smisek
Title: Senior Vice President

                                                             Exhibit 4.7(d)

EXPURGATED                                             CONFIDENTIAL
                                                       TREATMENT
                                                       REQUESTED BY
                                                       CONTINENTAL
                                                       AIRLINES, INC.

                            AMENDMENT NO. 2 TO
                         SERIES B-2 LOAN AGREEMENT


           AMENDMENT NO. 2 TO SERIES B-2 LOAN AGREEMENT, dated as of September 29, 1995 (this "Amendment"), between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Borrower"), and GLOBAL PROJECT & STRUCTURED FINANCE CORPORATION (successor by merger to ASATT Corp.) ("Lender").


                           W I T N E S S E T H :

          WHEREAS, Borrower and Lender are parties to that certain Loan Agreement, dated as of April 27, 1993, as amended by that certain Waiver, Consent and Amendment to Series B-2 Loan Agreement, dated as of March 30, 1995 (such Loan Agreement, as amended and as it may be hereafter amended, supplemented or otherwise modified from time to time, being hereinafter referred to as the "Loan Agreement", and capitalized terms defined therein and not otherwise defined herein being used herein as therein defined);

          WHEREAS, Borrower, together with Continental Express, Inc., GE Capital, General Electric Company and Lender, are parties to that certain Waiver and Consent and that certain Waiver, Consent and Amendment, each dated as of the date hereof (the "Waivers");

          WHEREAS, Borrower, Lender and GE Capital have entered into that certain letter agreement, dated as of the date hereof (the "Exchange Agreement"), in connection with the redemption of certain preferred stock of Borrower held by GE Capital;

          WHEREAS, Borrower has advised Lender that Borrower wishes to amend certain provisions of the Loan Agreement in connection with the transactions contemplated by the Waivers, and Borrower has requested that Lender agree to various amendments to certain provisions of the Loan Agreement in connection therewith; and

          WHEREAS, Lender has agreed to amend certain provisions of the Loan Agreement upon the terms and subject to the conditions provided herein;

          NOW, THEREFORE, in consideration of the premises, covenants and agreements contained herein, the parties hereto hereby agree as follows:

          SECTION 1. Amendments to Loan Agreement. The Loan Agreement is hereby amended as follows:

          (a)  Section 1 is hereby amended as follows:

                i) by amending and restating the definition of B-1/B-2 Termination Date as follows:

               "B-1/B-2 Termination Date" shall mean the date on which the B-1 Loan and the Loan and all accrued interest thereon shall have been completely discharged and no other Obligations (as such term is defined herein) and no other Obligations (as such term is defined in the Other Tranche Agreement) shall then be due and payable.

               ii) by amending and restating the definition of B-2 Deferred Amount as follows:

               "B-2 Deferred Amount" shall mean the aggregate amount of all principal payments deferred in accordance with the terms of Section 1 of the Waiver, Consent and Amendment and all principal payments deferred in respect of the Redemption Note, as set forth in
          Schedule 2.1A hereto; such amount shall include the amounts deferred under both the B-2 Note and the Redemption Note.

              iii) by amending and restating the definition of Lender as follows:

               "Lender" shall mean (i) prior to the initial issuance of the B-2 Note, ASATT Corp. and, thereafter,
          (ii) each holder, from time to time, of any of the Notes.

               iv) by amending and restating the definition of Loan as follows:

               "Loan" shall mean the B-2 Loan and the Redemption
          Loan, collectively.

                v) by amending and restating the definition of Loan Documents as follows:

               "Loan Documents" shall mean this Agreement, the B-2 Note, the Redemption Note, the Collateral Documents, the Relevant Guaranties, the Relevant Collateral Agency Agreements, and all other agreements, instruments, documents and certificates, including, without limitation, pledges, powers of attorney, consents, assignments, contracts, notices and all other written matter, executed after the Closing Date by or on behalf of any Loan Party, or any employee of any Loan Party, and delivered to Lender, pursuant to the terms of this Agreement and any amendments, modifications or supplements hereto or waivers hereof.

               vi) by amending and restating the definition of Required Lenders as follows:

               "Required Lenders" shall mean, as of any date, the holders of interests in the Notes evidencing at least
          66 2/3% of the aggregate unpaid principal amount of the Obligations.

              vii) by inserting the following new definitions in proper alphabetical order:

               "B-2 Note" shall have the meaning assigned to it in Section 2.1(a) hereof.

               "Exchange Agreement" shall have the meaning assigned to it in the recitals to Amendment No. 2 to the Series B-2 Loan Agreement, dated as of September
          29, 1995, between Borrower and Lender.

               "Notes" shall mean the B-2 Note and the Redemption
          Note and Note shall mean either the B-2 Note or the Redemption Note.

               "Redemption Date" shall mean September 29, 1995.

               "Redemption Loan" shall mean have the meaning assigned to it in Section 2.1(d) hereof.

               "Redemption Note" shall mean have the meaning assigned to it in Section 2.1(d) hereof.

               (viii) by deleting the definition of "Note" appearing therein.

          (b) Section 2.1 is hereby amended by deleting subsection (a) thereof in its entirety and substituting the following new subsection (a) in lieu therefor:

               (a) Upon and subject to the terms and conditions hereof, Lender agrees, on or before the Commitment Termination Date, to make the B-2 Loan to Borrower in a principal amount equal to $100,000,000. The B-2 Loan shall be evidenced by one or more promissory notes to be executed and delivered by Borrower on the Closing Date, in substantially the form attached hereto as
          Exhibit I (the "B-2 Note").

          (c) Section 2.1 is hereby amended by deleting subsection (c) thereof in its entirety and substituting the following new subsection (c) in lieu therefor:

               (c)  [CONFIDENTIAL MATERIAL OMITTED AND FILED
                    SEPARATELY WITH THE SECURITIES AND EXCHANGE
                    COMMISSION PURSUANT TO A REQUEST FOR
                    CONFIDENTIAL TREATMENT]

          (d) A new Section 2.1(d) is hereby added to Section 2.1 which shall read as follows:

               (d)  [CONFIDENTIAL MATERIAL OMITTED AND FILED
                    SEPARATELY WITH THE SECURITIES AND EXCHANGE
                    COMMISSION PURSUANT TO A REQUEST FOR
                    CONFIDENTIAL TREATMENT]

          (e) Section 2.2 is hereby amended by deleting subsection (e) thereof in its entirety and substituting the following new subsection (e) in lieu therefor:

               (e)  Each prepayment made pursuant to subsection
          (a) hereof shall be applied first, ratably to the scheduled payments of the outstanding amounts set forth in the column titled Deferred Principal Payment on Schedules 2.1 and 2.1A hereto and then, to the scheduled payments of the outstanding amounts set forth in the column titled Principal Payment on Schedules 2.1 and 2.1A hereto in the inverse order of maturity (apportioned ratably between amounts due on the same date). Notwithstanding anything to the contrary contained herein, the B-2 Deferred Amount may be prepaid in whole or in part without any prepayment penalty.

          (f) Section 2.4 is hereby amended by deleting it in its entirety and substituting the following in lieu therefor:

               2.4  Use of Proceeds.    Borrower shall apply the
          proceeds of the B-2 Loan as set forth in Recital A of this Agreement and shall apply the proceeds of the Redemption Loan as contemplated by the Exchange
          Agreement.

          (g) A new Section 2.6(e) is hereby added to Section 2.6 which shall read as follows:

               (e) Notwithstanding anything to the contrary set forth in this Section 2.6, with respect to the Redemption Note, during each Payment Period, interest shall accrue on each day during such Payment Period on the amounts set forth in the columns titled Principal Balance and Deferred Principal Balance on Schedule 2.1A hereof (as reduced by any prepayments made during such Payment Period) opposite the Interest Payment Date that is the first day of such Payment Period at a rate per annum equal to 8% in respect of the period from the Redemption Date through March 31, 1996, and thereafter at the Stated Rate.

          (h) Section 2.7 is hereby amended by adding the following sentence after the first sentence thereof:

          [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          (i) Section 2.7 is hereby amended by deleting the term "Note" therein in each place it is used therein and replacing it with the term "B-2 Note".

          (j) Sections 2.12, 9.1(p), 9.3 and 10.1(b) are hereby amended by deleting the term "Note" therein in each place it is used therein and replacing it with the term "Notes".

          (k) The definition of Closing Date and Sections 2.1(b) and 2.7 are hereby amended by deleting the term "Loan" therein in each place it is used therein and replacing it with the term "B-2 Loan".

          (l) Section 10.1 is hereby amended by deleting subsection (a) thereof in its entirety and substituting the following new subsection (a) in lieu therefor:

               (a) The Loan Documents constitute the complete agreement between the parties with respect to the subject matter hereof. The Loan Documents supersede any and all discussions, negotiations, understandings or agreements, written or oral, express or implied with respect thereto, which are merged herein and superseded hereby. Borrower may not sell, assign or transfer any of the Loan Documents or any portion thereof, including, without limitation, Borrower's rights, title, interests, remedies, powers and duties hereunder or thereunder. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          (m) A new Exhibit I-2 is hereby added to the Loan Agreement in the form attached to this Amendment as Exhibit A.

          (n) A new Schedule 2.1A is hereby added to the Loan Agreement in the form attached to this Amendment as Exhibit B.

          SECTION 2. Effective Date. This Amendment shall become effective upon the delivery of the fully executed Redemption Note by Borrower to Lender.

          SECTION 3. Miscellaneous. (a) Upon the effectiveness of this Amendment, on and after the date hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import, shall mean and be a reference to the Loan Agreement as amended hereby. Upon the effectiveness of this Amendment, on and after the date hereof, each reference in each of the Loan Documents to "the B-2 Loan Agreement," "thereunder," "thereof," "therein," or words of like import referring to the Loan Agreement, shall mean and be a reference to the Loan Agreement as amended hereby.

          (b) Except as specifically amended herein, the Loan Agreement and all of the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. Without limiting the generality of the foregoing, Borrower hereby confirms that all of its obligations under the Collateral Documents shall continue and shall remain in full force and effect.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lender or Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

          (d) This Amendment may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

          (e) The Section Titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not part of the agreement among the parties hereto.

          (f) Except as otherwise expressly provided in any of the Loan Documents, in all respects, including all matters of construction, validity and performance, this Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law, and any applicable laws of the United States. Agent, each Lender and Borrower agree to submit to personal jurisdiction and, to the extent permitted by applicable law, to waive any objection as to venue in the County of New York, State of New York. To the extent permitted by applicable law, service of process on Borrower, Agent or any Lender in any action arising out of or relating to this Amendment shall be effective if mailed to such party at the address listed Section 11.11 of the Loan Agreement. Nothing herein shall preclude Agent, Lender or Borrower from bringing suit or taking other legal action in any other jurisdiction.

          (g) To the extent permitted by applicable law, the parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Amendment.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                   CONTINENTAL AIRLINES, INC.



                                   By:
                                   Name:
                                   Title:



                                   GLOBAL PROJECT & STRUCTURED
                                     FINANCE CORPORATION



                                   By:
                                   Name:  Eric M. Dull
                                   Title: Vice President



CONSENTED TO, AGREED AND
ACKNOWLEDGED:

CONTINENTAL EXPRESS, INC.
as Guarantor

By:
Name:
Title:


                                                       EXHIBIT B

                                                       Schedule 2.1A to
                                                       the Loan Agreement


          [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

                                                   Exhibit 4.7(e)

EXPURGATED                                        CONFIDENTIAL
                                                  TREATMENT
                                                  REQUESTED BY
                                                  CONTINENTAL
                                                  AIRLINES, INC.

                       AMENDMENT NO. 3 TO
                    SERIES B-1 LOAN AGREEMENT


           AMENDMENT NO. 3 TO SERIES B-1 LOAN AGREEMENT, dated as of December 22, 1995 (this "Amendment"), between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Borrower") and GLOBAL PROJECT & STRUCTURED FINANCE CORPORATION (successor by merger to ASATT Corp.) ("Lender").


                      W I T N E S S E T H :

          WHEREAS, Borrower and Lender are parties to that certain Loan Agreement, dated as of April 27, 1993 (such agreement, as modified to date and as further amended, supplemented or otherwise modified hereby and from time to time hereafter, being hereinafter referred to as the "Loan Agreement", and capitalized terms used herein and not otherwise defined having the meaning assigned to them in the Loan Agreement as therein defined);

          [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY
          WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO
          A REQUEST FOR CONFIDENTIAL TREATMENT]

          WHEREAS, the execution and delivery of this Amendment is a condition precedent to certain of the transactions contemplated by the Purchase Agreements; and

          WHEREAS, Lender has agreed so to amend certain provisions of the Loan Agreement upon the terms and subject to the conditions provided herein;

          NOW, THEREFORE, in consideration of the premises, covenants and agreements contained herein, the parties hereto hereby agree as follows:

          SECTION 1.  Amendments to Loan Agreement.  (a) Section
2.3 of the Loan Agreement is hereby amended by deleting subsection (f) thereof in its entirety and substituting the following new subsection (f) in lieu thereof:

               (f)  [CONFIDENTIAL MATERIAL OMITTED AND FILED
                    SEPARATELY WITH THE SECURITIES AND EXCHANGE
                    COMMISSION PURSUANT TO A REQUEST FOR
                    CONFIDENTIAL TREATMENT]

          (b) Section 1 of the Loan Agreement is hereby amended by inserting the following new definition in the proper alphabetical order:

               "Modification Notes" means the notes issued to any GE Party (as defined in the Restructuring Agreement) evidencing the Modification Financing.

          (c) Section 8.2 of the Loan Agreement is hereby amended and restated in its entirety as follows:

               8.2  Repayment of Loan and Other Tranch Loan.
          [Intentionally Deleted.]

          SECTION 2.  Effective Date.   This Amendment shall
become effective upon execution and delivery hereof.

          SECTION 3. Miscellaneous. (a) Upon the effectiveness of this Amendment, on and after the date hereof, each reference in the Loan Agreement and the other Loan Documents to "this Agreement," "hereunder," "hereof," "herein," or words of like import, shall mean and be a reference to the Loan Agreement as amended hereby.

          (b) Except as specifically amended herein, the Loan Agreement and all of the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. Without limiting the generality of the foregoing, Borrower hereby confirms that all of its obligations under the Collateral Documents shall continue and shall remain in full force and effect.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lender or Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

          (d) This Amendment may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

          (e) The Section Titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not part of the agreement among the parties hereto.

          (f) Except as otherwise expressly provided in any of the Loan Documents, in all respects, including all matters of construction, validity and performance, this Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law, and any applicable laws of the United States. Agent, each Lender and Borrower agree to submit to personal jurisdiction and, to the extent permitted by applicable law, to waive any objection as to venue in the County of New York, State of New York. To the extent permitted by applicable law, service of process on Borrower, Agent or any Lender in any action arising out of or relating to this Amendment shall be effective if mailed to such party at the address listed
Section 10.11 of the Loan Agreement. Nothing herein shall preclude Agent, Lender or Borrower from bringing suit or taking other legal action in any other jurisdiction.

          (g) To the extent permitted by applicable law, the parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Amendment.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                              CONTINENTAL AIRLINES, INC.




                              Gerald Laderman
                              Vice President



                              GLOBAL PROJECT & STRUCTURED FINANCE
                                 CORPORATION




                              Eric M. Dull
                              Vice President

                                                             Exhibit 4.7(f)

EXPURGATED                                             CONFIDENTIAL
                                                       TREATMENT
                                                       REQUESTED BY
                                                       CONTINENTAL
                                                       AIRLINES, INC.

                            AMENDMENT NO. 3 TO
                         SERIES B-2 LOAN AGREEMENT


           AMENDMENT NO. 3 TO SERIES B-2 LOAN AGREEMENT, dated as of December 22, 1995 (this "Amendment"), between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Borrower") and GLOBAL PROJECT & STRUCTURED FINANCE CORPORATION (successor by merger to ASATT Corp.) ("Lender").


                           W I T N E S S E T H :

          WHEREAS, Borrower and Lender are parties to that certain Loan Agreement, dated as of April 27, 1993 (such agreement, as modified to date and as further amended, supplemented or otherwise modified hereby and from time to time hereafter, being hereinafter referred to as the "Loan Agreement", and capitalized terms used and not otherwise defined having the meanings assigned to them in the Loan Agreement);

          [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          WHEREAS, the execution and delivery of this Amendment is a condition precedent to certain of the transactions contemplated by the Purchase Agreements; and

          WHEREAS, Lender has agreed so to amend certain provisions of the Loan Agreement upon the terms and subject to the conditions provided herein;

          NOW, THEREFORE, in consideration of the premises, covenants and agreements contained herein, the parties hereto hereby agree as follows:

          SECTION 1. Amendments to Loan Agreement. (a) Section 2.3 of the Loan Agreement is hereby amended by deleting subsection (f) thereof in its entirety and substituting the following new subsection (f) in lieu thereof:

               (f) [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          (b) Section 1 of the Loan Agreement is hereby amended by inserting the following new definition in the proper alphabetical order:

               "Modification Notes" means the notes issued to any GE Party (as defined in the Restructuring Agreement) evidencing the Modification Financing.

          (c) Section 8.2 of the Loan Agreement is hereby amended and restated in its entirety as follows:

               8.2 Repayment of Loan and Other Tranch Loan. [Intentionally Deleted.]

          SECTION 2.  Effective Date.   This Amendment shall become
effective upon execution and delivery hereof.

          SECTION 3. Miscellaneous. (a) Upon the effectiveness of this Amendment, on and after the date hereof, each reference in the Loan Agreement and the other Loan Documents to "this Agreement," "hereunder," "hereof," "herein," or words of like import, shall mean and be a reference to the Loan Agreement as amended hereby.

          (b) Except as specifically amended herein, the Loan Agreement and all of the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. Without limiting the generality of the foregoing, Borrower hereby confirms that all of its obligations under the Collateral Documents shall continue and shall remain in full force and effect.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Lender or Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

          (d) This Amendment may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

          (e) The Section Titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not part of the agreement among the parties hereto.

          (f) Except as otherwise expressly provided in any of the Loan Documents, in all respects, including all matters of construction, validity and performance, this Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law, and any applicable laws of the United States. Agent, each Lender and Borrower agree to submit to personal jurisdiction and, to the extent permitted by applicable law, to waive any objection as to venue in the County of New York, State of New York. To the extent permitted by applicable law, service of process on Borrower, Agent or any Lender in any action arising out of or relating to this Amendment shall be effective if mailed to such party at the address listed Section 10.11 of the Loan Agreement. Nothing herein shall preclude Agent, Lender or Borrower from bringing suit or taking other legal action in any other jurisdiction.

          (g) To the extent permitted by applicable law, the parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Amendment.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                                   CONTINENTAL AIRLINES, INC.




                                   Gerald Laderman
                                   Vice President



                                   GLOBAL PROJECT & STRUCTURED FINANCE
                                      CORPORATION




                                   Eric M. Dull
                                   Vice President

                                                             Exhibit 4.8(a)


                     FIRST AMENDMENT TO LOAN AGREEMENT


          FIRST AMENDMENT dated as of August 12, 1993 (this "First Amendment") among Continental Airlines, Inc., a Delaware corporation ("Borrower"), and General Electric Company, a New York corporation (in its individual capacity, "GE"), on its own behalf and as agent (in such capacity, the "Agent") for the Holders (as defined in the Loan Agreement (as defined below)), to the Loan Agreement dated as of April 27, 1993 among Borrower and GE, on its own behalf and as Agent (the "Original Loan Agreement" and, as amended, the "Loan Agreement"), and as Consolidation Collateral Agent, Collateral Agent and Mortgagee (as such terms are defined in the Loan Agreement). Capitalized terms used herein but not otherwise defined herein shall have the meaning ascribed thereto in the Loan Agreement.

          WHEREAS, the parties hereto have previously entered into the Original Loan Agreement; and

          WHEREAS, simultaneously with entering into this First Amendment, the Borrower, as grantor, and GE, as Collateral Agent, are entering into an amendment to the Consolidation Security Agreement in the form attached hereto as Exhibit A (the "First Amendment to Consolidation Security Agreement") pursuant to which, among other things, additional collateral shall be granted by Borrower to GE, as Collateral Agent, to secure the Secured Obligations (as defined in the Consolidation Security Agreement); and

          WHEREAS, simultaneously with entering into this First Amendment, the Borrower, as grantor, and GE, as Mortgagee, are entering into an amendment to the Mortgage in the form attached hereto as Exhibit B (the "First Amendment to Mortgage") pursuant to which additional collateral shall be granted by Borrower to GE, as Mortgagee, to secure the Secured Obligations (as defined in the Mortgage); and

          WHEREAS, pursuant to Section 6.16 of the Original Loan Agreement, Borrower has agreed that at any time either or both of the Simulator Liens are no longer in effect, Borrower shall, among other things, grant, as security for the Obligations, a Lien on the Simulator so released in favor of Consolidation Collateral Agent; and

          WHEREAS, a Simulator Lien is no longer in effect as to a certain Simulator; and

          WHEREAS, the Borrower has requested certain consents and waivers under the Loan Agreement and the Consolidation Security Agreement; and

          WHEREAS, in order to give effect to the foregoing, the parties hereto desire to amend certain provisions of the Loan Agreement and GE, individually and as Agent, Consolidation Collateral Agent, Collateral Agent and Mortgagee desires to grant the consents and waivers requested by the Borrower;

          NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

          Section 1.  Definitions.

          Section 1 of the Loan Agreement is hereby amended as follows:

            (i) The definition of "Collateral" is amended by inserting after the word "Documents" in the last line thereof, the following: ", and shall include all Primary Collateral".

           (ii) The definition of "Mortgage" is amended by inserting after the words "Exhibit M" in the third line thereof, the following: ", including all amendments, modifications and supplements thereto,".

          (iii) Clause (f) of the definition of "Primary Collateral" is amended and restated in its entirety as follows:

                 "(f)  The six flight simulators described below, together
               with all other properties and rights related thereto, as more fully specified in the Consolidation Security Agreement:

Aircraft Type                   Manufacturer (Date)       Location

McDonnell Douglas DC-9-30       Link/GMI (2/1/83)         Houston
Boeing B727-200                 Link (1/1/88)             Houston
Boeing B727-200                 Link (1/1/83)             Houston
Boeing B737-200                 Conductron (1/1/85)       Houston
Boeing B737-200                 Rediffusion (1/1/88)      Santa Monica
Airbus A300B4                   Thomson-CSF (1/12/78)     Miami;"

           (iv) The definition of "Security Agreement" is amended by inserting after the word "hereunder" in the last line thereof, the following: ", including all amendments, modifications and supplements thereto".

            (v) the definition of "Simulator Liens" is amended and restated in its entirety as follows:

               " "Simulator Liens" shall mean the Lien currently existing in favor of American General Corporation on the Simulators.".

           (vi) The definition of "Simulators" is amended and restated in its entirety as follows:

               " "Simulators" shall mean the Link flight simulator for DC10-10/30 aircraft located in Los Angeles.".

          Section 2.  Release of Lien on Simulators.

          Section 6.16 of the Loan Agreement is hereby amended by deleting the words "either or both of" in the second line thereof.

          Section 3.  Simulator Liens.

          Section 7.15 of the Loan Agreement is hereby amended by inserting before the word "Borrower" in the first line thereof, the following: "Except as contemplated by Section 6.16 hereof, until the execution and delivery by the Borrower of the security agreement referred to in Section 6.16 hereof,".

          Section 4.  Miscellaneous Amendments.

          (a) Schedule 4.24 of the Loan Agreement is hereby amended and restated in its entirety by replacing such schedule with Section 4.24 attached hereto.

          (b) Section 6.10(c)(ii) of the Loan Agreement is hereby amended by deleting "Schedule 4.23" in the second and fourth lines thereof, and inserting, in lieu thereof, "Schedule 4.24".

          Section 5. Conditions Precedent; Effectiveness. This First Amendment shall become effective as of the date (the "Commencement Date") the following conditions have been satisfied (or waived by Agent):

          (a) Documents. Borrower shall have delivered, or shall have caused to be delivered, to Agent each of the following:

          (i) This First Amendment, duly executed by Borrower, the First Amendment to Consolidation Security Agreement, duly executed by Borrower, and the First Amendment to Mortgage, duly executed by Borrower, together with:

               (x) executed copies of proper financing statements (Form UCC-1 or UCC-3) or equivalent documents, to be duly filed under the Uniform Commercial Code of each jurisdiction (other than in the States of Maryland and Tennessee) as may be necessary or, in the reasonable opinion of Agent, desirable to perfect in the United States the security interests created by the First Amendment to Consolidation Security Agreement and the First Amendment to Mortgage;

               (y) evidence of the completion of all recordings and filings of the First Amendment to Consolidation Security Agreement and the First Amendment to Mortgage as may be necessary or, in the reasonable opinion of Agent, desirable to perfect in the United States the Liens created by the First Amendment to Consolidation Security Agreement and the First Amendment to Mortgage; and

               (z) evidence that all other actions necessary or, in the reasonable opinion of Agent, desirable to perfect in the United States and protect the security interests created by the First Amendment to Consolidation Security Agreement and the First Amendment to Mortgage have been taken (other than the filing of UCC financing statements).

          (b) Representations and Warranties. After giving effect to this First Amendment and the transactions contemplated in this First Amendment, all the representations and warranties of Borrower in Article 4 of the Loan Agreement and in any other Loan Document (other than representations and warranties which expressly speak as of a different date) and in Section 6 hereof shall be true and correct in all material respects on and as of the Commencement Date.

          (c) Event of Default; Default. On the Commencement Date, after giving effect to this First Amendment, no Event of Default or Default shall have occurred and be continuing or would result from the transactions contemplated hereby.

          Section 6.  Representations and Warranties.

          Borrower hereby represents and warrants the following:

          (a) This First Amendment constitutes a legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms.

          (b) Borrower is or, to the extent that this First Amendment states that the Collateral is to be acquired after the date hereof, will be, the owner of the Collateral having good and, except as marketability may be affected by Primary Collateral Permitted Encumbrances or the Borrower's lack of possession of any certificate of title for any Titled Ground Equipment, marketable title thereto. Borrower has no place of business, offices where its books of account and records are kept, or places where the Collateral is used, stored or located, except as set forth on Schedule 4.24 annexed to the Original Loan Agreement, as amended hereby, or as disclosed by Borrower in writing after the date hereof. The Liens which are being granted by the First Amendment to Consolidation Security Agreement and the First Amendment to Mortgage create, as of the date thereof, valid and, upon the completion of the filings and recordings described in Section 5(a)(i) hereof, perfected, first-priority Liens on the Collateral covered thereby, and subject to no other Lien except as provided for in the Consolidation Security Agreement, as amended by the First Amendment to Consolidation Security Agreement or the Mortgage, as amended by the First Amendment to Mortgage, and except for Primary Collateral Permitted Encumbrances.

          Section 7. Consent and Waiver. GE, individually and as Agent, Consolidation Collateral Agent, Collateral Agent and Mortgagee, hereby (a) acknowledges the changes to (i) Schedule 4.24 to the Loan Agreement pursuant hereto, (ii) the locations of certain of the Flight Simulators pursuant to (and as defined in) the First Amendment to Consolidation Security Agreement and (iii) Schedule I to the Consolidation Security Agreement pursuant to the First Amendment to Consolidation Security Agreement, (b) consents to the possession by First Air, Inc. ("First Air") of the B737-200 flight simulator pursuant to the terms and conditions of the 737-200 Simulator Use Agreement made in March, 1991 between the Borrower and First Air, as amended by Amendment Number 1 thereto and (c) waives any Default or Event of Default that may have occurred as a result of any of the foregoing changes or possession (including, but not limited to, the failure of the Borrower to provide notice of any thereof). This consent and waiver shall not be deemed to constitute a consent or waiver of any Default or Event of Default other than those specifically set forth herein, and is not a consent to or waiver of any other breach or noncompliance now or hereafter existing under the terms of the Loan Agreement (as amended hereby and from time to time), the Consolidation Security Agreement (as amended by the First Amendment to Consolidation Security Agreement and as amended from time to time) or the Mortgage Agreement (as amended by the First Amendment to Mortgage and as amended from time to time), which terms are hereby ratified and confirmed and shall continue in full force and effect. Execution of this First Amendment does not require GE, individually or as Agent, Consolidation Collateral Agent, Collateral Agent or Mortgagee to execute a similar consent or waiver for a similar circumstance or on a future occasion, and all rights and remedies in respect of any other or further breach or non-compliance are fully reserved.

          Section 8.  Reference to and Effect on the Loan Agreement.

          (a) Upon the effectiveness of this First Amendment, each reference in the Loan Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import shall mean and be a reference to the Loan Agreement, as amended hereby, and each reference to the Loan Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Loan Agreement shall mean and be a reference to the Loan Agreement, as amended hereby.

          (b) Except as specifically amended hereby, the Loan Agreement shall remain in full force and effect and is hereby ratified and confirmed.

          (c) Except as specifically provided herein or in the First Amendment to Consolidation Security Agreement, the execution, delivery and effectiveness of this First Amendment shall not operate as a waiver of any right, power or remedy of GE or Agent under the Loan Agreement or any of the other Loan Documents, nor constitute a waiver of any provision contained therein.

          Section 9. Execution in Counterparts. This First Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

          Section 10. Headings. Section headings in this First Amendment are included herein for convenience of reference only and shall not constitute a part of this First Amendment for any other purpose.

          Section 11. Severability. In case any provision in or obligation under this First Amendment shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

          Section 12. GOVERNING LAW. EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN ANY OF THE LOAN DOCUMENTS, IN ALL RESPECTS, INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS FIRST AMENDMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES THEREOF REGARDING CONFLICTS OF LAW, AND ANY APPLICABLE LAWS OF THE U.S. AGENT, COLLATERAL AGENT AND BORROWER AGREE TO SUBMIT TO PERSONAL JURISDICTION AND TO WAIVE ANY OBJECTION AS TO VENUE IN THE COUNTY OF NEW YORK, STATE OF NEW YORK. SERVICE OF PROCESS ON BORROWER, AGENT OR COLLATERAL AGENT IN ANY ACTION ARISING OUT OF OR RELATING TO ANY OF THE LOAN DOCUMENTS SHALL BE EFFECTIVE IF MAILED TO SUCH PARTY AT THE ADDRESS LISTED IN SECTION 10.11 OF THE LOAN AGREEMENT. NOTHING HEREIN SHALL PRECLUDE AGENT, COLLATERAL AGENT OR BORROWER FROM BRINGING SUIT OR TAKING OTHER LEGAL ACTION IN ANY OTHER JURISDICTION.

          IN WITNESS WHEREOF, this First Amendment has been duly executed as of the date first written above.

                                   CONTINENTAL AIRLINES, INC.



                                   By:  ___________________________________
                                        Name:
                                        Title:

                                   GENERAL ELECTRIC COMPANY
                                   Individually and in its capacity as
                                   Agent, Consolidation Collateral Agent,
                                   Collateral Agent and Mortgagee


                                   By:  ___________________________________
                                        Name:
                                        Title:

                                                             Exhibit 4.8(c)

                            AMENDMENT NO. 2 TO
                       CONSOLIDATION LOAN AGREEMENT


          AMENDMENT NO. 2 TO CONSOLIDATION LOAN AGREEMENT, dated as of December 22, 1995 (this "Amendment"), between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Borrower"), and GENERAL ELECTRIC COMPANY, a New York corporation (in its individual capacity, "GE") on its own behalf and as agent for the Holders (as defined in the Loan Agreement referred to below) (in such capacity, "Agent").


                           W I T N E S S E T H :

          WHEREAS, Borrower, GE and Agent are parties to that certain Loan Agreement, dated as of April 27, 1993 (such Loan Agreement, as modified to date and as further amended, supplemented or otherwise modified hereby and from time to time hereafter, being hereinafter referred to as the "Loan Agreement", and capitalized terms used herein and not otherwise defined having the meanings assigned to them in the Loan Agreement);

          WHEREAS, Borrower, GE and Agent have agreed to amend certain provisions of the Loan Agreement upon the terms and subject to the conditions provided herein;

          NOW, THEREFORE, in consideration of the premises, covenants and agreements contained herein, the parties hereto hereby agree as follows:

          SECTION 1. Amendments to Loan Agreement. The Loan Agreement is hereby amended as follows:

          (a) Section 2.4(a) is hereby amended and restated in its entirety to provide as follows:

               (a)  [Intentionally Deleted.]


          (b) Section 5.1(j) is hereby amended and restated in its entirety to provide as follows:

               (j)  [Intentionally Deleted.]

          (c) Section 6.15 is hereby amended and restated in its entirety to provide as follows:

               6.15 Annual Appraisal. Borrower will provide to Agent an Appraisal of the Fair Market Value of the then-existing
          Collateral prepared, at Borrower's expense, by an Independent Appraiser not later than thirty days before each anniversary of the Collateral Reset Date.

          (d) Section 6.17 is hereby amended and restated in its entirety to provide as follows:

               6.17  Release of Collateral.  [Intentionally Deleted.]

          (e) Section 9.1(p) is hereby amended and restated in its entirety to provide the following:

               (p) Borrower shall fail to provide Agent with the Appraisal required pursuant to Section 6.15 hereof and such failure shall remain unremedied for a period ending 90 days after the Borrower shall have received written notice of such failure from Agent. Notwithstanding anything to the contrary in this Agreement,
          Section 9.1(c) hereof does not apply to Borrower's obligation to provide an Appraisal pursuant to Section 6.15 hereof.

          SECTION 2. Effective Date. This Amendment shall become effective upon execution and delivery hereof.

          SECTION 3. Miscellaneous. (a) Upon the effectiveness of this Amendment, on and after the date hereof, each reference in the Loan Agreement and the other Loan Documents to "this Agreement," "hereunder," "hereof," "herein," or words of like import, shall mean and be a reference to the Loan Agreement as amended hereby.

          (b) Except as specifically amended herein, the Loan Agreement and all of the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed. Without limiting the generality of the foregoing, Borrower hereby confirms that all of its obligations under the Collateral Documents shall continue and shall remain in full force and effect.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of Holders or Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

          (d) This Amendment may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

          (e) The Section titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not part of the agreement among the parties hereto.

          (f) Except as otherwise expressly provided in any of the Loan Documents, in all respects, including all matters of construction, validity and performance, this Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law, and any applicable laws of the United States. Agent and Borrower agree to submit to personal jurisdiction, to the extent permitted by law, and to waive any objection as to venue in the County of New York, State of New York. To the extent permitted by law, service of process on Borrower or Agent in any action arising out of or relating to this Amendment shall be effective if mailed to such party at the address listed Section 10.11 of the Loan Agreement. Nothing herein shall preclude Agent or Borrower from bringing suit or taking other legal action in any other jurisdiction.

          (g) To the extent permitted by law, the parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Amendment.


          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                                   CONTINENTAL AIRLINES, INC.




                                   Gerald Laderman
                                   Vice President



                                   GENERAL ELECTRIC COMPANY,
                                      Individually and as Agent



                                   By:
                                   Name:
                                   Title:

                                                              Exhibit 4.9(a)

EXPURGATED                                                    CONFIDENTIAL
                                                              TREATMENT
                                                              REQUESTED BY
                                                              CONTINENTAL
                                                              AIRLINES, INC.

                             WAIVER, CONSENT AND AMENDMENT

           This WAIVER, CONSENT AND AMENDMENT, dated as of September 29, 1995 (this "Waiver"), is among Continental Airlines, Inc., a Delaware corporation ("Continental"), Continental Express, Inc., a Delaware corporation, General Electric Capital Corporation, a New York corporation ("GE Capital"), General Electric Company, a New York corporation ("GE"), and Global Project & Structured Finance Corporation, a Delaware corporation and successor by merger to ASATT Corp. ("GPSF").

           WHEREAS, Continental and GPSF are parties to that certain Series B-1 Loan Agreement, dated as of April 27, 1993, as amended (the "B-1 Loan Agreement"), and that certain Series B-2 Loan Agreement, dated as of April
27, 1993, as amended (the "B-2 Loan Agreement");

           WHEREAS, Continental and GE are parties to that certain Consolidation Loan Agreement, dated as of April 27, 1993, as amended (the "Consolidation Loan Agreement");

           WHEREAS, the parties hereto are parties to that certain Master Restructuring Agreement, dated as of March 30, 1995 (the "Restructuring Agreement"), pursuant to which Continental sought to restructure certain of its operations and obligations and requested that the GE Parties refrain from taking certain actions in connection with certain breached obligations;

           WHEREAS, capitalized terms used herein without definition shall have the meanings assigned to them in the Restructuring Agreement or the B-1 Loan Agreement, as applicable;

           WHEREAS, Continental intends to issue for cash consideration shares of a new series of convertible preferred stock (the "New Preferred Stock");

           WHEREAS, the B-1 Loan Agreement, the B-2 Loan Agreement, the Consolidation Loan Agreement and the Restructuring Agreement (collectively, the "Loan Documents") require that a portion of the proceeds of any equity offering by Continental be applied to the prepayment of the loans made thereunder (the "GE Loans");

           WHEREAS, the Loan Documents also prohibit the purchase, redemption or prepayment by Continental of any Indebtedness other than the GE Loans and other Indebtedness owing to a GE Party;

           WHEREAS, Continental desires to apply the net proceeds of the issuance of the New Preferred Stock to the prepayment of certain indebtedness of Continental other than the GE Loans and for other corporate purposes without prepaying the GE Loans, except as provided in paragraph 1 below;

           WHEREAS, the Loan Documents would prohibit the payment of cash dividends in respect of the New Preferred Stock;

           WHEREAS, Continental desires to declare and pay cash dividends in respect of the New Preferred Stock;

           WHEREAS, GE Capital desires to exchange the shares of Series A 8% Cumulative Preferred Stock of Continental (the "8% Preferred Stock") held by GE Capital for new debt securities of Continental (the "New Debt
Securities"), on the terms and conditions set forth in the letter agreement (the "Preferred Exchange Agreement") attached hereto as Annex I (the "Preferred Stock Exchange"); and

           WHEREAS, Continental and the GE Parties wish to amend the Restructuring Agreement to make certain amendments thereto.

           NOW, THEREFORE, based upon the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

           1. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

           2. GE Capital, as the holder of all outstanding shares of the 8% Preferred Stock, hereby consents to the issuance by Continental of the New Preferred Stock.

           3. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

           4. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

           5. Continental and GE Capital shall consummate the transactions contemplated by the Preferred Stock Exchange in accordance with the terms and conditions of the Preferred Exchange Agreement.

           6. Each of the GE Parties hereby waives compliance by Continental with the covenants contained in Sections 7.3 and 7.11 of Schedule 7.01 to the Restructuring Agreement, Section 2.3 of each of the B-1 Loan Agreement and the B-2 Loan Agreement and Section 2.4 of the Consolidation Loan Agreement, in each case, to the extent necessary to permit the Preferred Stock Exchange.

           7. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

           8. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

           9. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]



          10. Schedule 7.01 to the Restructuring Agreement shall be further amended by amending and restating Section 2.3, Section 7.18 and Section 8.2 contained therein as follows:

          Section 2.3 Mandatory Prepayment. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          Section 7.18 Information. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          Section 8.2 Repayment of Loan and Other Tranche Loan. [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          11. Each of the definitions of each of the following terms contained in Article I of the Restructuring Agreement shall be amended by adding the following text before the period at the end of such definition: "and any amendments, modifications or supplements thereto and shall refer to such agreement as the same may be in effect at the time such reference becomes operative". The terms to be amended by this addition are: "Aircraft Lease," "Boeing Contract," "B-1 Loan Agreement," "B-2 Loan Agreement," "CMI Loan Agreement," "Consolidation Loan Agreement," "Continental AMI Pledge
Agreement" and "Continental Express Pledge Agreement."

          12. Except as specifically amended or waived herein, the B-1 Loan Agreement, the B-2 Loan Agreement, the Consolidation Loan Agreement, the Restructuring Agreement, the other Restructuring Documents and the other Loan Documents (as defined in each of the B-1 Loan Agreement, the B-2 Loan Agreement and the Consolidation Loan Agreement) shall remain in full force and effect and are hereby ratified and confirmed, as amended. Without limiting the generality of the foregoing, Continental hereby confirms that all of its obligations under the B-1 Loan Agreement, the B-2 Loan Agreement, the Consolidation Loan Agreement, the Restructuring Agreement, the other Restructuring Documents and the other Loan Documents (as defined in each of the B-1 Loan Agreement, the B-2 Loan Agreement and the Consolidation Loan Agreement) shall continue and shall remain in full force and effect, as amended.

          13. The execution, delivery and effectiveness of this Waiver shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any GE Party under the Restructuring Agreement, any of the Restructuring Documents or any of the other Loan Documents (as defined in each of the B-1 Loan Agreement, the B-2 Loan Agreement and the Consolidation Loan Agreement).

          14. This Waiver shall become effective when executed by each of the parties hereto. This Waiver may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

          15. Except as otherwise expressly provided in any of the Restructuring Documents, in all respects, including all matters of construction, validity and performance, this Waiver shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law, and any applicable laws of the United States.

                             *             *             *


               IN WITNESS WHEREOF, the parties hereto have caused this Waiver to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                  CONTINENTAL AIRLINES, INC.


                                  By:______________________________
                                  Name:  Jeffery A. Smisek
                                  Title:   Senior Vice President

                                  CONTINENTAL EXPRESS, INC.


                                  By:______________________________
                                  Name:   Jeffery A. Smisek
                                  Title:  Senior Vice President

                                  GENERAL ELECTRIC CAPITAL CORPORATION


                                  By:______________________________
                                  Name:   Eric M. Dull
                                  Title:  Attorney-in-Fact

                                  GENERAL ELECTRIC COMPANY


                                  By:______________________________
                                  Name:  Mark D. Powers
                                  Title: Director, Marketing & Information
                                         Customer Sales Finance

                                  GLOBAL PROJECT & STRUCTURED
                                    FINANCE CORPORATION


                                  By:______________________________
                                  Name:  Eric M. Dull
                                  Title: Vice President

                                                             Exhibit 4.9(b)

EXPURGATED                                             CONFIDENTIAL
                                                       TREATMENT
                                                       REQUESTED BY
                                                       CONTINENTAL
                                                       AIRLINES, INC.

                AMENDMENT TO MASTER RESTRUCTURING AGREEMENT


          This AMENDMENT TO MASTER RESTRUCTURING AGREEMENT, dated as of December 22, 1995 (this "Amendment"), is among CONTINENTAL AIRLINES, INC., a Delaware corporation ("Continental"), CONTINENTAL EXPRESS, INC., a Delaware corporation ("Express"), GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation ("GE Capital"), GENERAL ELECTRIC COMPANY, a New York corporation ("GE"), and GLOBAL PROJECT & STRUCTURED FINANCE CORPORATION (formerly Transportation and Industrial Funding Corporation), a Delaware corporation ("GPSF").

          WHEREAS, the parties hereto are parties to that certain Master Restructuring Agreement, dated as of March 30, 1995 (such agreement as modified to date and as further amended, supplemented or otherwise modified hereby from time to time hereafter, being hereinafter referred to as the "Restructuring Agreement"), pursuant to which Continental sought to restructure certain actions in connection with certain breached obligations;

          [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          WHEREAS, the execution and delivery of this Amendment is a condition precedent to certain of the transactions contemplated by the Purchase Agreements; and

          WHEREAS, the parties hereto have agreed so to amend certain provisions of the Restructuring Agreement upon the terms and subject to the conditions provided herein;

          NOW, THEREFORE, in consideration of the premises, covenants and agreements contained herein, the parties hereto hereby agree as follows:

          SECTION 1.  Amendment to Restructuring Agreement.  The
Restructuring Agreement is hereby amended as follows:

          (a) Section 1.02 of the Restructuring Agreement is amended by inserting the following new definition in the proper alphabetical order:

               "Liquidation Value" shall have the meaning specified in the Consolidation Loan Agreement.

          (b) Section 8.2 of Schedule 7.01 to the Restructuring Agreement is hereby amended and restated as follows:

          Section 8.2    [Intentionally Deleted].

          (c) A new Section 7.03 to the Restructuring Agreement is inserted as follows:

               7.03 [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          (d) A new Section 7.04 to the Restructuring Agreement is hereby inserted as follows:

               7.04 [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          (e) A new Section 7.05 to the Restructuring Agreement is hereby inserted as follows:

               7.05 [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          (f) A new Section 7.06 to the Restructuring Agreement is hereby inserted as follows:

               7.06 [CONFIDENTIAL MATERIAL OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT]

          SECTION 2.  Effective Date.   This Amendment shall become
effective upon execution and delivery hereof.

          SECTION 3. Miscellaneous. (a) Upon the effectiveness of this Amendment, on and after the date hereof, each reference in the Restructuring Agreement and the other Restructuring Documents to "this Agreement," "hereunder," "hereof," "herein," or words of like import, shall mean and be a reference to the Restructuring Agreement as amended hereby.

          (b) Except as specifically amended herein, the Restructuring Agreement and all of the other Restructuring Documents shall remain in full force and effect and are hereby ratified and confirmed.

          (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any party under any of the Restructuring Documents, nor constitute a waiver of any provision of any of the Restructuring Documents.

          (d) This Amendment may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

          (e) The Section Titles contained in this Amendment are and shall be without substantive meaning or content of any kind whatsoever and are not part of the agreement among the parties hereto.

          (f) Except as otherwise expressly provided in any of the Restructuring Documents, in all respects, including all matters of construction, validity and performance, this Amendment shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law, and any applicable laws of the United States. Each party hereto agrees to submit to personal jurisdiction and, to the extent permitted by applicable law, to waive any objection as to venue in the County of New York, State of New York. To the extent permitted by applicable law, service of process on each party hereto in any action arising out of or relating to this Amendment shall be effective if mailed to such party at the address listed Section 11.11 of the Restructuring Agreement. Nothing herein shall preclude any party hereto from bringing suit or taking other legal action in any other jurisdiction.

          (g) To the extent permitted by applicable law, the parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Amendment.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                                   CONTINENTAL AIRLINES, INC.



                                   By:  Gerald Laderman
                                        Vice President


                                   CONTINENTAL EXPRESS, INC.


                                   By:
                                   Name:
                                   Title:


                                   GENERAL ELECTRIC CAPITAL CORPORATION


                                   By:
                                   Name:
                                   Title:


                                   GENERAL ELECTRIC COMPANY


                                   By:
                                   Name:
                                   Title:


                                   GLOBAL PROJECT & STRUCTURED FINANCE
                                        CORPORATION



                                   By:  Eric M. Dull
                                        Vice President

                                                            EXHIBIT 10.2(d)


             THIS SUPPLEMENTAL AGREEMENT SHALL NOT BE BINDING
              UPON THE PORT AUTHORITY UNTIL DULY EXECUTED BY
               AN EXECUTIVE OFFICER THEREOF AND DELIVERED TO
               THE LESSEE BY AN AUTHORIZED REPRESENTATIVE OF
                             THE PORT AUTHORITY


                                        Newark International Airport
                                        Lease No. ANA-170
                                        Supplement No. 12


                          SUPPLEMENTAL AGREEMENT


     THIS AGREEMENT dated June 21, 1993 by and between THE PORT AUTHORITY OF NEW YORK AND NEW JERSEY (hereinafter called "the Port Authority") and CONTINENTAL AIRLINES, INC., a corporation of the State of Delaware, having an office and place of business at Suite 1401, P.O. Box 4607, Houston, Texas 77210-4067, (hereinafter called "the Lessee"),

     WITNESSETH, That:

     WHEREAS, the Port Authority and People Express Airlines, Inc. (hereinafter called "People Express") as of January 11, 1985 entered into an agreement of lease (which agreement of lease as heretofore supplemented and amended is hereinafter called the "Lease"), covering certain premises, rights and privileges at and in respect to Newark International Airport (hereinafter called "the Airport") as therein set forth; and

     WHEREAS, the Lease was thereafter assigned by said People Express to the Lessee pursuant to an Assignment of Lease with Assumption and Consent Agreement entered into among the Port Authority, the Lessee and People Express and dated August 15, 1987; and

     WHEREAS, the Lessee is the successor by merger to Continental Airlines, Inc., a Delaware Corporation; and

     WHEREAS, the Port Authority and the Lessee desire to extend the periodical tenancy of the Area C-3 portion of the premises under the Lease and to amend the Lease in certain other respects as hereinafter provided;

     WHEREAS, a certain Stipulation between the parties hereto has been submitted for approval to the United States Bankruptcy Court for the District of Delaware ("the Bankruptcy Court") covering the Lessee's, as part of the confirmation of its reorganization plan in its Chapter 11 bankruptcy proceedings and as debtor and debtor in possession, assumption of the Lease, pursuant to the applicable provisions of United States Bankruptcy Code as set forth in and subject to the terms and conditions of said Stipulation (said Stipulation being hereinafter referred to as the "Stipulation");

     NOW, THEREFORE, the Port Authority and the Lessee, for and in consideration of the covenants and mutual agreements hereinafter contained, hereby agree to amend the Lease, effective as of May 1, 1993, as follows:

     1. The term of the letting of Area C-3 under the Lease is hereby extended to July 31, 1993 and month-to-month thereafter as a periodical tenancy unless sooner terminated, subject to the terms and conditions of the Lease, as hereby amended, and at the rentals set forth in the Lease; but in no event shall such periodical tenancy continue beyond December 31, 1993.

     2. (a) The Lessee agrees, at its sole cost and expense, to perform all work necessary to design and construct the following:

              (i) design and construction of a two-level annex building consisting of approximately 28,000 square feet to be located in the northwest corner of the Area D portion of Area C-3, with said annex building to be connected to the Terminal C building by a fully enclosed pedestrian walkway;

             (ii) modifications and replacements to existing ticketing areas in the Terminal C building;

            (iii) removal of existing pedestrian passenger loading bridge described in Paragraph 4 hereof and installation, as replacement therefor, of the new apron drive loading bridge described in Paragraph 4 hereof; and

             (iv) all appropriate, necessary and required work for paving of unpaved portions of the aircraft maneuvering areas at Area C-3 to accommodate small commuter aircraft movement and parking and to allow for wide-body jet aircraft in the vicinity of the Area C-3 passenger loading bridges;

     All of the foregoing shall be in accordance with a Construction Application or Construction Applications and plans and specifications to be submitted by the Lessee for approval by the Port Authority. All of the foregoing design and construction work is hereinafter referred to as the "Area C-3 Work."

     All of the Area C-3 Work shall be constructed by the Lessee on the premises (specifically, the Area C-3 portion of the premises) and off the premises where necessary and where construted on the premises shall be and become a part of the premises under the Lease.

         (b) Prior to the commencement of the Area C-3 Work, the Lessee shall submit to the Port Authority for the Port Authority's approval complete plans and specifications (including a conceptual plan) therefor. The Port Authority may refuse to grant approval with respect to the Area C-3 Work if, in its opinion, any of the proposed Area C-3 Work as set forth in said plans and specifications (all of which shall be in such detail as may reasonably permit the Port Authority to make a determination as to whether the requirements hereinafter referred to are met) shall:

              (i) Be unsafe, unsound, hazardous or improper for the use and occupancy for which it is designed, or

             (ii) Not comply with the Port Authority's requirements for harmony of external architecture of similar existing or future improvements at the Airport, or

            (iii) Not comply with the Port Authority's requirements with respect to external and interior building materials and finishes of similar existing or future improvements at the Airport, or

             (iv) Not provide for sufficient clearances for taxiways, runways and apron areas, or

              (v) Be designed for use for purposes other than those authorized under the Lease, or

             (vi) Set forth ground elevations or heights other than those prescribed by the Port authority, or

            (vii)  Not provide adequate and proper circulation areas, or

           (viii) Not be at locations or not be oriented in accordance with the Lessee's approved conceptual plan, or

             (ix) Not comply with the provisions of the Basic Lease, including without limiting the generality thereof, those provisions of the Basic Lease providing that the Port Authority will conform to the enactments, ordinances, resolutions and regulations of the City of Newark and its various departments, boards and bureaus in regard to the construction and maintenance of buildings and structures and in regard to health and fire protection which would be applicable if the Port Authority were a private corporation to the extent that the Port Authority finds it practicable so to do, or

              (x) Permit aircraft to overhang the boundary of the premises, except when entering or leaving the premises, or

             (xi) Be in violation or contravention of any other provisions and terms of this Lease, or

            (xii) Not comply with all applicable governmental laws, ordinances, enactments, resolutions, rules and orders, or

           (xiii) Not comply with all applicable requirements of the National Board of Fire Underwriters and the Fire Insurance Rating Organization of New Jersey, or

            (xiv) Not comply with the Port Authority's requirements with respect to landscaping, or,

             (xv) Not comply with the Port Authority's requirements and standards with respect to noise, air pollution, water pollution or other types of pollution.

         (c) All of the Area C-3 Work shall be done in accordance with the following terms and conditions:

              (i) The Lessee hereby assumes the risk of loss or damage to all of the Area C-3 Work prior to the completion thereof and the risk of loss or damage to all property of the Port Authority arising out of or in connection with the performance of the Area C-3 Work. In the event of such loss or damage, the Lessee shall forthwith repair, replace and make good the Area C-3 Work and the property of the Port Authority without cost or expense to the Port Authority. The Lessee shall itself and shall also require its contractors to indemnify and hold harmless the Port Authority, its Commissioners, officers, agents and employees from and against all claims and demands, just or unjust, of third persons (including employees, officers, and agents of the Port Authority) arising or alleged to arise out of the performance of the Area C-3 Work and for all expenses incurred by it and by them in the defense, settlement or satisfaction thereof, including without limitation thereto, claims and demands for death, for personal injury or for property damage, direct or consequential, whether they arise from the acts or omission of the Lessee, of any contractors of the Lessee, of the Port Authority, or of third persons, or from acts of God or of the public enemy, or otherwise, (including claims of the City of Newark against the Port Authority pursuant to the provisions of the Basic Lease whereby the Port Authority has agreed to indemnify the City against claims), excepting only claims and demands which result solely from affirmative willful acts done by the Port Authority, its commissioners, officers, agents and employees with respect to the Area C-3 Work.

              If so directed, the Lessee shall at its own expense defend any suit based upon any such claim or demand (even if such suit, claim or demand is groundless, false or fraudulent), and in handling such it shall not, without obtaining express advance written permission from the General Counsel of the Port Authority, raise any defense involving in any way the jurisdiction of the tribunal, the immunity of the Port Authority, its Commissioners, officers, agents or employees, the governmental nature of the Port Authority, or the provisions of any statutes respecting suits against the Port Authority.

             (ii) Prior to engaging or retaining an architect or architects for the Area C-3 Work, the name or names of said architect or architects shall be submitted to the Port Authority for its approval. The Port Authority shall have the right to disapprove any substitute or other architect who may be unacceptable to it. All Area C-3 Work shall be done in accordance with plans and specifications to be submitted to and approved by the Port Authority prior to the commencement of the Area C-3 Work, and until such approval has been obtained the Lessee shall continue to resubmit plans and specifications as required. Upon approval of such plans and specifications by the Port Authority, the Lessee shall proceed diligently at its sole cost and expense, to perform the Area C-3 Work. All Area C-3 Work, including workmanship and materials, shall be of first class quality. The Lessee shall re-do, replace or construct at its own cost and expense, any Area C-3 Work not done in accordance with the approved plans and specifications, the provisions of this Paragraph 2 or any further requirements of the Port Authority under the Lease as hereby amended. The Lessee shall complete the Area C-3 Work no later than September 30, 1993.

            (iii) The Lessee shall submit to the Port Authority for its approval the names of the contractors to whom the Lessee proposes to award the Area C-3 Work contracts. The Port Authority shall have the right to disapprove any contractor who may be unacceptable to it. The Lessee shall include in all such contracts such provisions and conditions as may be reasonably required by the Port Authority. Without limiting the generality of the foregoing all of the Lessee's construction contracts shall provide as follows: "If (i) the Contractor fails to perform any of his obligations under the Contract, including his obligation to the Lessee to pay any claims lawfully made against him by any materialman, subcontractor or workman or other third person which arises out of or in connection with the performance of the Contract or
     (ii) any claim (just or unjust) which arises out of or in connection with the Contract is made against the Lessee or (iii) any subcontractor under the Contract fails to pay any claims, lawfully made against him by any materialman, subcontractor, workman or other third persons which arises out of or in connection with the Contract or if in the Lessee's opinion any of the aforesaid contingencies is likely to arise, then the Lessee shall have the right, in its discretion, to withhold out of any payment (final or otherwise and even though such payments have already been certified as due) such sums as the Lessee may deem ample to protect it against delay or loss or to assume the payment of just claims of third persons, and to apply such sums in such manner as the Lessee may deem proper to secure such protection or satisfy such claims. All sums so applied shall be deducted from the Contractor's compensation. Omission by the Lessee to withhold out of any payment, final or otherwise a sum for any of the above contingencies, even though such contingency has occurred at the time of such payment, shall not be deemed to indicate that the Lessee does not intend to exercise its right with respect to such contingency. Neither the above provisions for rights of the Lessee to withhold and apply monies nor any exercise, or attempted exercise of, or omission to exercise such rights by the Lessee shall create any obligation of any kind to such materialmen, subcontractors, workmen or other third persons. Until actual payment is made to the Contractor, his right to any amount to be paid under the Contract (even though such amount has already been certified as due) shall be subordinate to the rights of the Lessee under this provision."

             (iv) The lessee shall file with the Port Authority a copy of its construction contracts with its contractors prior to the start of the construction work.

              (v) The Lessee shall furnish or require its architect to furnish a full time resident engineer during the construction period. The Lessee shall require certification by a licensed engineer of all pile driving data and of all controlled concrete work and such other certifications as may be requested by the Port Authority from time to time.

             (vi) The Lessee agrees to be solely responsible for any plans and specifications used by it and for any loss or damages resulting from the use thereof, notwithstanding that the same have been approved by the Port Authority and notwithstanding the incorporation therein of Port Authority recommendations or requirements. Notwithstanding the requirement for approval by the Port Authority of the contracts to be entered into by the Lessee or the incorporation therein of Port Authority requirements or recommendations and notwithstanding any rights the Port Authority may have reserved to itself hereunder, the Port Authority shall have no liabilities or obligations of any kind to any contractors engaged by the Lessee or for any other matter in connection therewith and the Lessee hereby releases and discharges the Port Authority, its Commissioners, officers, representatives and employees of and from any and all liability, claim for damages or losses of any kind, whether legal or equitable, or from any action or cause of action arising or alleged to arise out of the performance of any construction work pursuant to the contracts between the Lessee and its contractors. Any warranties contained in any construction contract entered into by the Lessee for the performance of the Area C-3 Work hereunder shall be for the benefit of the Port Authority as well as the Lessee, and the contract shall so provide.

            (vii) The Port Authority shall have the right, through its duly designated representatives, to inspect the Area C-3 Work and the plans and specifications thereof, at any and all reasonable times during the progress thereof and from time to time, in its discretion, to take samples and perform testing on any part of the Area C-3 Work.

           (viii) The Lessee agrees that it shall deliver to the Port Authority two (2) sets of "as built" microfilm drawings of the Area C-3 Work mounted on aperture cards, all of which shall conform to the specifications of the Port Authority (the receipt of a copy of said specifications prior to the execution hereof being hereby acknowledged by the Lessee), and the Lessee shall during the term of this Lease keep said drawings current showing thereon any changes or modification which may be made. No changes or modifications shall be made without prior Port Authority consent.

             (ix) The Lessee shall, if requested by the Port Authority, take all reasonable measures to prevent erosion of the soil and the blowing of sand during the performance of the Area C-3 Work, including but not limited to the fencing of the premises or portions thereof or other areas and the covering of open areas with asphaltic emulsion or similar materials as the Port Authority may direct.

              (x) Title to any soil, dirt, sand or other matter (hereinafter in this item (x) collectively called "the matter") excavated by the Lessee during the course of the Area C-3 Work shall vest in the Port Authority and the matter shall be delivered by the Lessee at its expense to any location on the Airport as may be designated by the Port Authority. The entire proceeds, if any, of the sale or other disposition of the matter shall belong to the Port Authority. Notwithstanding the foregoing the Port Authority may elect by prior written notice to the Lessee to waive title to all or portions of the matter in which event the Lessee at its expense shall dispose of the same without further instruction from the Port Authority.

             (xi) The Lessee shall pay or cause to be paid all claims lawfully made against it by its contractors, subcontractors, materialmen and workmen, and all claims lawfully made against it by other third persons arising out of or in connection with or because of the performance of the construction work, and shall cause its contractors and subcontractors to pay all such claims lawfully made against them, provided, however that nothing herein contained shall be construed to limit the right of the Lessee to contest any claim of a contractor, subcontractor, materialman, workman and/or other person and no such claim shall be considered to be an obligation of the Lessee within the meaning of this Section unless and until the same shall have been finally adjudicated. The Lessee shall use its best efforts to resolve any such claims and shall keep the Port Authority fully informed of its actions with respect thereto. Nothing herein contained shall be deemed to constitute consent to the creation of any liens or claims against the premises or to create any rights in said third persons against the Port Authority.

            (xii) Effective as of the date of delivery to the Port Authority by the Lessee of a copy of Supplement No. 12 to the Lease fully executed on behalf of the Lessee, the Lessee in its own name as insured and including the Port Authority as an additional insured shall procure and maintain Comprehensive General Liability insurance, including but not limited to premises-operations, products-completed operations, explosion, collapse and underground property damages, personal injury and independent contractors, with a broad form property damage endorsement and with a contractual liability endorsement covering the obligations assumed by the Lessee pursuant to subparagraphs (c) (i) and
     (vi) of this Paragraph 2, and Comprehensive Automobile Liability insurance covering owned, non-owned and hired vehicles.

              The said Comprehensive General Liability insurance shall have a limit of not less than $25,000,000 combined single limit per occurrence for bodily injury and property damage liability, and said Comprehensive Automobile Liability insurance shall have a limit of not less than $25,000,000 combined single limit per bodily injury and property damage liability.

              The foregoing policies shall be in addition to all policies of insurance otherwise required by the Lease or the Lessee may provide such insurance by requiring each contractor engaged by it for the Area C-3 Work to procure and maintain such insurance including such contractual liability endorsement, said insurance, whether procured by the Lessee or by a contractor engaged by it as aforesaid, not to contain any care, custody or control exclusions, and not to contain any exclusion for bodily injury to or sickness, disease or death of any employee of the Lessee or of any of its contractors which would conflict with or in any way impair coverage under the contractual liability endorsement. The said policy or policies of insurance shall also provide or contain an endorsement providing that the protection afforded the Lessee thereunder with respect to any claim or action against the Lessee by a third person shall pertain and apply with like effect with respect to any claim or action against the Lessee by the Port Authority, but such endorsement shall not limit, vary or affect the protections afforded the Port Authority thereunder as an additional insured.

              The Lessee shall also procure and maintain in effect, or cause to be procured and maintained in effect, Worker's Compensation Insurance and Employers' Liability Insurance in accordance with and as required by law. The insurance required hereunder shall be maintained in effect during the performance of the Area C-3 Work and shall be in compliance with and subject to the provisions of paragraph (c) of Section 18 of the Lease.

              The lessee shall also procure and maintain Builder's Risk (All
     Risk) Completed Value Insurance covering the Area C-3 Work during the performance thereof including material delivered to the site but not attached to the realty. Such insurance shall be in compliance with and subject to the applicable provisions set forth herein and shall name the Port Authority, the City of Newark, the Lessee and its contractors and subcontractors as additional insureds and such policy shall provide that the loss shall be adjusted with and payable to the Lessee. Such proceeds shall be used by the Lessee for the repair, replacement or rebuilding of the Area C-3 Work and any excess shall be paid over to the Port Authority.

              The policies or certificates representing insurance covered by this subparagraph (xii) shall be delivered by the Lessee to the Port Authority at least thirty (30) days prior to the commencement of the Area C-3 Work, and each policy or certificate delivered shall bear the endorsement of or be accompanied by evidence of payment of the premium thereof and, also, a valid provision obligating the insurance company to furnish the Port Authority and the City of Newark thirty (30) days' advance notice of the cancellation, termination, change or modification of the insurance evidenced by said policy or certificate. Renewal policies or certificates shall be delivered to the Port Authority at least thirty (30) days before the expiration of the insurance which such policies are to renew.

              The insurance covered by this subparagraph (xii) shall be written by companies approved by the Port Authority, the Port Authority covenanting and agreeing not to withhold its approval unreasonably. If at any time any of the insurance policies shall be or become unsatisfactory to the Port Authority as to the form or substance or if any of the carriers issuing such policies shall be or become unsatisfactory to the Port Authority, the Lessee shall promptly obtain a new and satisfactory policy in replacement, the Port Authority covenanting and agreeing not to act unreasonably hereunder. If at any time the Port Authority so requests, a certified copy of each of the said policies shall be delivered to the Port Authority.

           (xiii) The Lessee shall be under no obligation to reimburse the Port Authority for expenses incurred by the Port Authority in connection with its normal review and approval of the original plans and specifications submitted by the Lessee pursuant to this Paragraph 2.
     The Lessee however agrees to pay to the Port Authority upon its demand the expenses incurred by the Port Authority in connection with any additional review for approval of any changes, modifications or revisions of the original plans and specifications which may be proposed by the Lessee for the Port Authority's approval. The expenses of the Port Authority for any such additional review and approval shall be computed on the basis of direct payroll time expended in connection therewith plus 100%. Wherever in this Lease reference is made to "direct payroll time", costs computed thereunder shall include a prorata share of the cost to the Port Authority of providing employee benefits, including, but not limited to, pensions, hospitalization, medical and life insurance, vacations and holidays. Such computations shall be in accordance with the Port Authority's accounting principles as consistently applied prior to the execution of this Lease.

            (xiv) The Lessee shall prior to the commencement of construction and at all times during construction submit to the Port Authority all engineering studies with respect to construction and samples of construction materials as may be reasonably required at any time and from time to time by the Port Authority.

             (xv) The Lessee shall at the time of submitting the conceptual plan to the Port Authority as provided in subparagraph (b) of this Paragraph 2 of the Lease submit to the Port Authority its forecasts of the number of people who will be working at various times during the term of the Lease at the premises, the expected utility demands of Area C-3, noise profiles and such other information as the Port Authority may require. The Lessee shall continue to submit its latest forecasts and such other information as may be required as aforesaid as the Port Authority shall from time to time and at any time request.

            (xvi) The Lessee shall execute and submit for the Port Authority's approval a Construction Application or Applications in the form prescribed by the Port Authority covering the Area C-3 Work or portions thereof. The Lessee shall comply with all the terms and provisions of the approved Construction Applications. In the event of any inconsistency between the terms of any Construction Application and the terms of the Lease, the terms of the Lease shall prevail and control.

           (xvii) Nothing contained in the Lease (as hereby amended) shall grant or be deemed to grant to any contractor, architect, supplier, subcontractor or any other person engaged by the Lessee or any of its contractors in the performance of any part of the Area C-3 Work any right of action or claim against the Port Authority, its Commissioners, officers, agents and employees with respect to any work any of them may do in connection with the Area C-3 Work. Nothing contained herein shall create or be deemed to create any relationship between the Port Authority and any such contractor, architect, supplier, subcontractor or any other person engaged by the Lessee or any of its contractors in the performance of any part of the Area C-3 Work and the Port Authority shall not be responsible to any of the foregoing for any payments due or alleged to be due thereto for any work performed or materials purchased in connection with the Area C-3 Work.

           (xiii) Without limiting any of the terms and conditions of this Lease, the Lessee understands and agrees that it shall put into effect prior to the commencement of any Area C-3 Work an affirmative action program and Minority Business Enterprise (MBE) program and Women-owned Business Enterprise (WBE) program in accordance with the provisions of Schedule E-1, attached hereto and hereby made a part of the Lease. The provisions of said Schedule E-1 of the Lease shall be applicable to the Lessee's contractor or contractors and subcontractors at any tier of construction as well as to the Lessee and the Lessee shall include the provisions of said Schedule E-1 within all of its construction contracts so as to make said provisions and undertakings the direct obligation of the construction contractor or contractors and subcontractors at any tier of construction. The Lessee shall and shall require its said contractor, contractors and subcontractors to furnish to the Port Authority such data, including but not limited to compliance reports relating to the operation and implementation of the affirmative action, MBE and WBE programs called for hereunder as the Port Authority may request at any time and from time to time regarding the affirmative action, minority business enterprises and women-owned business enterprises programs of the Lessee and its contractor, contractors, and subcontractors at any tier of construction, and the Lessee shall and shall also require that its contractor, contractors and subcontractors at any tier of construction make an put into effect such modifications and additions thereto as may be directed by the Port Authority pursuant to the provisions hereof and said Schedule E-1 to effectuate the goals of affirmative action and minority business enterprise and women-owned business enterprise programs.

              In addition to and without limiting any terms and provisions of this Lease, the Lessee shall provide in its contracts and all subcontracts covering the Area C-3 Work, or any portion thereof, that:

                (aa) The contractor shall not discriminate against employees or applicants for employment because of race, creed, color, national origin, sex, age, disability or marital status, and shall undertake or continue existing programs of affirmative action to ensure that minority group persons are afforded equal employment opportunity without discrimination. Such programs shall include, but not be limited to, recruitment, employment, job assignment, promotion, upgrading, demotion, transfer, layoff, termination, rates of pay or other forms of compensation, and selections for training or retraining, including apprenticeships and on-the-job training;

                (bb) At the request of either the Port Authority or the Lessee, the contractor shall request such employment agency, labor union, or authorized representative of workers with which it has a collective bargaining or other lease or understanding and which is involved in the performance of the contract with the Lessee to furnish a written statement that such employment agency, labor union or representative shall not discriminate because of race, creed, color, national origin, sex age, disability or marital status and that such union or representative will cooperate in the implementation of the contractor's obligations hereunder;

                (cc) The contractor will state, in all solicitations or advertisements for employees placed by or on behalf of the contractor in the performance of the contract, that all qualified applicants will be afforded equal employment opportunity without discrimination because of race, creed, color, national origin, sex, age, disability or marital status;

                (dd) The contractor will include the provisions of subparagraphs (aa) through (cc) of this paragraph in every subcontract or purchase order in such a manner that such provisions will be binding upon each subcontractor or vendor as to its work in connection with the contract;

                (ee) "Contractor" as used herein shall include each contractor and subcontractor at any tier of construction.

         (b) The Lessee may wish to commence construction of portions of the Area C-3 Work prior to the approval by the Port Authority of its plans and specifications pursuant to paragraph (b) hereof, and if it does it shall submit a written request to the Port Authority setting forth the work it proposes then to do. The Port Authority shall have full and complete discretion as to whether or not to permit the Lessee to proceed with said work. If the Port Authority has no objection to the Lessee's proceeding with the work, it shall do so by writing a letter to the Lessee to such effect.
If the Lessee performs the work covered by said letter, it agrees all such work shall be performed subject to and in accordance with all of the provisions of the approval letter and subject to and in accordance with the following terms and conditions:

              (i) The performance by the Lessee of the work covered by any request as aforesaid will be at its sole risk and if for any reason the plans and specifications for the Area C-3 Work are not approved by the Port Authority or if the approval thereof calls for modifications or changes in the work undertaken by the Lessee under any approval granted by the Port Authority pursuant to this subparagraph (d), the Lessee will, as directed by the Port Authority, at its sole cost and expense, either restore the area affected to the condition existing prior to the commencement of any such work or make such modifications and changes in any such work as may be required by the Port Authority.

             (ii) Nothing contained in any approval hereunder shall constitute a determination or indication by the Port Authority that the Lessee has complied with the applicable governmental laws, ordinances, enactments, resolutions, rules and orders, including but not limited to those of the City of Newark, which may pertain to the work to be performed.

            (iii) The approved work will be performed in accordance with and subject to the terms, indemnities and provisions hereof covering the Area C-3 Work and with the terms and conditions of any Construction Application which the Port Authority may request the Lessee to submit even though such Construction Application may not have, at the time of the approval under this subparagraph (d), been approved by the Port Authority.

             (iv) No work under any such approval shall affect or limit the obligations of the Lessee under all prior approvals with respect to its construction of the Area C-3 Work.

              (v) The Lessee shall comply with all requirements, stipulations and provisions as may be set forth in the letter of approval.

             (vi) In the event that the Lessee shall at any time during the construction of any portion of the Area C-3 Work under the approval granted by the Port Authority pursuant to this paragraph (d) fail in the opinion of the General Manager of New Jersey Airports of the Port Authority, to comply with all of the provisions of this Lease with respect to the Area C-3 Work, the Construction Application or the approval letter covering the same or be, in the opinion of the said General Manager of New Jersey Airports in breach of any of the provisions of this Lease, the Construction Application or the approval letter covering the same, the Port Authority shall have the right, acting through said General Manager of New Jersey Airports to cause the Lessee to cease all or such part of the Area C-3 Work as is being performed in violation of this Lease, the Construction Application or the approval letter. Upon such written direction from the General Manager of New Jersey Airports the Lessee shall promptly cease construction of the portion of the Area C-3 Work specified. The Lessee shall thereupon submit to the Port Authority for its written approval the Lessee's proposal for making modifications, corrections or changes in or to the Area C-3 Work that has been or is to be performed so that the same will comply with the provisions of this Lease, the Construction Application and the approval letter covering the Area C-3 Work. The Lessee shall not commence construction of the portion of the Area C-3 Expansion Work that has been halted until such written approval has been received.

            (vii) It is hereby expressly understood and agreed that, in the event the Port Authority assigns a field engineer to the Area C-3 Work, such field engineer has no authority to approve any plans and specifications of the Lessee with respect to the Area C-3 Work, to approve the construction by the Lessee of any portion of the Area C-3 Work or to agree to any variation by the Lessee from compliance with the terms of this Lease, or the Construction Application or the approval letter with respect to the Area C-3 Work. Notwithstanding the foregoing, should the field engineer or the General Manager of New Jersey Airports give any directions or approvals with respect to the Lessee's performance of any portion of the Area C-3 Work which are contrary to the provisions of this Lease, the Construction Application or the approval letter, said directions or approvals shall not affect the obligations of the Lessee as set forth herein nor release or relieve the Lessee from the strict compliance therewith. It is hereby further understood and agreed that the Port Authority has no duty or obligation of any kind whatsoever to inspect or police the performance of the Area C-3 Work by the Lessee and the rights granted to the Port Authority hereunder shall not create or be deemed to create such a duty or obligation. Accordingly, the fact that the General Manager of New Jersey Airports has not exercised the Port Authority's right to require the Lessee to cease its construction of all or any part of the Area C-3 Work shall not be or be deemed to be a Lease or acknowledgment on the part of the Port Authority that the Lessee has in fact performed such portion of the Area C-3 Work in accordance with the terms of the Lease, the Construction Application or the approval letter nor shall such fact be or be deemed to be a waiver by the Port Authority from the requirement of strict compliance by the Lessee with the provisions of the Lease, the Construction Application and the approval letter with respect to the Area C-3 Work.

           (viii) Without limiting the discretion of the Port Authority hereunder, the Port Authority hereby specifically advises the Lessee that even if the Port Authority hereafter in the exercise of its discretion wishes to grant approvals under this subparagraph (d), it may be unable to do so, so as to permit the Lessee to continue work without interruption following its completion of the work covered by any prior approval hereunder. The Lessee hereby acknowledges that if it commences work pursuant to this paragraph (d) it shall do so with full knowledge that there may not be continuity by it in the performance of its Area C-3 Work under the procedures of this paragraph (d).

             (ix) No prior approval of any work in connection with the Area C-3 Work shall create or be deemed to create any obligation on the part of the Port Authority to permit subsequent work to be performed in connection with the Area C-3 Work prior to the approval by the Port Authority of the Lessee's complete plans and specifications thereof. It is understood that no such prior approval shall release or relieve the Lessee from its obligation to submit complete plans and specifications for the Area C-3 Work and to obtain the Port Authority's approval of the same as set forth in paragraph (b) hereof. It is further understood that in the event the Lessee elects not to continue to seek further approval letters pursuant to this paragraph (c), the obligations of the Lessee to restore the area and to make modifications and changes as set forth above in this subparagraph (d) shall be suspended until the Lesssee's submission of its complete plans and specifications in accordance with paragraph (b) hereof.

         (e) The Lessee will give the Port Authority fifteen (15) days' notice prior to the commencement of construction. The Port Authority will assign to the Area C-3 Work a full time field engineer or engineers. The Lessee shall pay to the Port Authority for the services of said engineer or engineers, the sum of Four Hundred Forty Dollars and No Cents ($440.00) for each day the engineer or engineers are so assigned. Nothing contained herein shall affect any of the provisions of paragraph (h) hereof or the rights of the Port Authority hereunder. This agreement for the services of said field engineer may be revoked at any time by either party on thirty (30) days' written notice to the other, but if revoked by the Lessee it shall continue during the period construction under any partial approvals pursuant to paragraph (d) hereof is performed.

         (f) (i) The Area C-3 Work shall be constructed in such a manner that there will be at all times a minimum of air pollution, water pollution or any other type of pollution and a minimum of noise emanating from, arising out of or resulting from the operation, use or maintenance of any portion thereof by the Lessee and from the operations of the Lessee under this Paragraph 2. Accordingly, and in addition to all other obligations imposed on the Lessee under this Lease, and without diminishing, limiting, modifying or affecting any of the same, the Lessee shall be obligated to construct as part of the Area C-3 Work hereunder such structures, fences, equipment, devises and other facilities as may be necessary or appropriate to accomplish the foregoing and each of the foregoing shall be and become a part of the premises it affects and all of the foregoing shall be covered under the plans and specifications of the Lessee submitted under subparagraph (b) of this Paragraph 2 and shall be part of the Area C-3 Work hereunder.

             (ii) Notwithstanding the provision of subparagraph (i) above and in addition thereto, the Port Authority hereby reserves the right from time to time and at any time during the term of the Lease to require the Lessee, subsequent to the completion of the Area C-3 Work, to design and construct at its sole cost and expense such further reasonable structures, fences, equipment, devices and other facilities as may be necessary or appropriate to accomplish the objectives as set forth in the first sentence of said subparagraph (i). All locations, the manner, type and method of construction and the size of any of the foregoing shall be determined by the Port Authority. The Lessee shall submit for Port Authority approval its plans and specifications covering the required work and upon receiving such approval shall proceed diligently to construct the same. All other provisions of this Paragraph 2 with respect to the Area C-3 Work shall apply and pertain with like effect to any work which the Lessee is obligated to perform pursuant to this subparagraph (ii) and upon completion of each portion of such work it shall be and become a part of the premises. The obligations assumed by the Lessee under this paragraph (f) are a special inducement and consideration to the Port Authority in granting the extension hereunder of the letting with respect to Area C-3 to the Lessee.

         (g) Title to all the Area C-3 Work which is located within the territorial limits of the City of Newark shall vest in the city of Newark as the same or any part thereof is erected, constructed or installed, and shall be or become a part of the premises if located within the premises. Title to each part of the Area C-3 Work, if any, which is located within the territorial limits of the City of Elizabeth shall vest in the Port Authority as the same or any part thereof is erected, constructed or installed, and shall be and become part of the premises if located within the premises.

         (h) (i) When the Area C-3 Work is substantially completed and ready for use the Lessee shall advise the Port Authority to such effect and shall deliver to the Port Authority a certificate signed by an authorized officer of the Lessee and also by the Lessee's architect or engineer certifying that the Area C-3 Work has been constructed strictly in accordance with the approved plans and specifications and the provisions of this Lease and in compliance with all applicable laws, ordinances and governmental rules, regulations and orders. Thereafter, the Area C-3 Work will be inspected by the Port Authority and if the same has been completed as certified by the Lessee, a certificate to such effect shall be delivered to the Lessee, subject to the condition that all risks thereafter with respect to the construction and installation of the same and any liability therefor for negligence or other reason shall be borne by the Lessee. The Lessee shall not use or permit the use of the Area C-3 Work or any portion thereof for the purposes set forth in the Lease until such certificate is received from the Port Authority.

             (ii) The term "the Area C-3 Work Completion Date" for the purposes of this Lease shall mean the date appearing on the certificate issued by the Port Authority pursuant to subparagraph (i) of this paragraph (h).

            (iii) In addition and without affecting the obligations of the Lessee under the preceding subparagraph, when an integral and material portion of the Area C-3 Work is substantially completed or is properly usable the Lessee may advise the Port Authority to such effect and may deliver to the Port Authority a certificate signed by an authorized officer of the Lessee and signed by the Lessee's architect or engineer certifying that such portion of the Area C-3 Work has been constructed strictly in accordance with the approved plans and specifications and the provisions of this Lease and in compliance with all applicable laws, ordinances and governmental rules, regulations and orders, and specifying that such portion of the Area C-3 Work can be properly used even though the Area C-3 Work has not been completed and that the Lessee desires such use. The Port Authority may in its sole discretion deliver a certificate to the Lessee with respect to each such portion of the Area C-3 Work permitting the Lessee to use such portion thereof for the purposes set forth in the Lease. In such event the Lessee may use such portion subject to the condition that all risks thereafter with respect to the construction and installation of the same and any liability therefor for negligence or other reason shall be borne by the Lessee, and subject to the risks as set forth in subparagraph (d) hereof in the event that the Port Authority shall not have then approved the complete plans and specifications for the Area C-3 Work. Moreover, at any time prior to the issuance of the certificate required in subparagraph (i) above for the Area C-3 Work, the Lessee shall promptly upon receipt of a written notice from the Port Authority cease its use of such portion of the Area C-3 Work which it had been using pursuant to permission granted in this subparagraph (iii).

         (i) The Lessee understands that there may be communications and utility lines and conduits presently located on or under the premises which do not, and may not in the future, serve the premises. The Lessee agrees at its sole cost and expense, if directed by the Port Authority so to do, to relocate and reinstall such communications and utility lines and conduits on the premises or off the premises as directed by the Port Authority and to restore all affected areas (such work being hereinafter collectively called "the relocation work"). The Lessee shall perform the relocation work subject to and in accordance with all the terms and provisions of this Paragraph 2 and the relocation work shall be and become a part of the Area C-3 Work; it being understood, however, that the relocation work shall not be or become a part of the premises hereunder.

         (j) The Lessee acknowledges that it intends to continue to use and occupy all of the premises during the period of time it is performing the Area C-3 Work hereunder. The Lessee further acknowledges that this would involve among other things inconvenience, noise, dust, interference and disturbance to the Lessee in its use and occupancy of the premises as well as to its patrons, invitees and employees and possibly other risks as well. The Lessee hereby expressly assumes all of the foregoing risks and agrees that there will be no reduction or abatement of any the rentals, fees or charges payable by the Lessee under the Lease on account of its performance of the Area C-3 Work and that the performance of the Area C-3 Work shall not constitute an eviction or constructive eviction of the Lessee nor be grounds for any abatement of rents, fees or charges payable by the Lessee under the Lease nor give rise to or be the basis of any claim or demand by the Lessee against the Port Authority, its Commissioners, officers, employees or agents for damages, consequential or otherwise, under the Lease.

     3. In addition to and without limiting any of the terms or provisions of the Lease, as hereby amended, the Lessee shall, at its sole cost and expense, if requested by the Port Authority (which request the Port Authority may make at its sole option and discretion), remove all of the Area C-3 Work (or the portions thereof specified by the Port Authority in its request) and shall restore the premises to the condition existing prior to the commencement of the Area C-3 Work.

     4. (a) With respect to the passenger loading bridges for which Port Authority construction advances were made pursuant to Sections 2 and 6 of the Lease (hereinafter sometimes referred to as the "Section 2 loading bridges"), it is hereby recognized that the Lessee has advised the Port Authority that, based on a change in the operating plan for the premises including greater utilization of wide-bodied aircraft, certain additional modifications and removal work, as part of the Area C-3 Work defined in Paragraph 2 hereof, are required consisting of (i) the removal from the premises of one (1) of the Section 2 passenger loading bridges and the transfer of the title thereof to the Lessee; said loading bridge being described as a fixed pedestal loading bridge for narrow body aircraft and being identified as a loading bridge in Schedule 1 attached to Supplement No. 4 of the Lease and also identified by serial number WS500R-32; and (ii) the installation in the premises of a new passenger loading bridge (as hereinafter described) and the transfer of the title thereof to the Port Authority. The new loading bridge to be installed by the Lessee, as part of the Area C-3 Work defined in Paragraph 2 hereof, is identified by description as a new jet apron drive loading bridge for a wide-bodied aircraft gate position newly manufactured and installed under a contract between the Lessee and Pneumo Abex Corporation by its Jetway Systems Division 1805 West 2550 South Ogden, Utah with an estimated value of Two Hundred Thousand Dollars and No Cents ($200,000.00) exclusive of delivery and installation costs, and is identified by number as Loading Bridge model number A3-58/100-125R and by original serial number OG37489 and is herein referred to as the "Jetway loading bridge A3-58/100-125R". It is specifically understood and agreed that the Lessee shall at its sole cost and expense perform, as part of the Area C-3 Work defined in Paragraph 2 hereof, all work necessary, required or appropriate in connection with all of the foregoing removal and installation work subject to the terms and conditions of the Lease, including without limitation Paragraph 2 hereof, provided, however, that none of the foregoing shall be or become part of the cost of the construction work (as defined in Section 6 of the Lease) or part of the Construction Advance Amount (as defined in Section 6 of the Lease).
It is further expressly understood and agreed that the parties intend, based on the Lessee's representation and warranty set forth in subparagraph (c) below, that the said Jetway Loading Bridge A3-58/100-125R shall be deemed a replacement and substitution for the above said loading bridge No. WS500R-32 and that such replacement and substitution shall not result in any recomputation, adjustment or reduction of any construction advance, or the Construction Advance Amount or the Base Annual Rental.

         (b) It is expressly understood and agreed that, from and after the effective date of this Supplement No. 12 to the Lease, all references to the 42 passenger loading bridges in the Lease shall be deemed to mean the 42 passenger loading bridges as reduced in number and modified pursuant to the provisions of Paragraph 4 of the Supplement No. 7 to the Lease, Paragraph
No. 9 of Supplement No. 8 to the Lease and as modified by the provisions of this Paragraph 4 hereof. Without limiting the generality of the foregoing, it is further expressly understood and agreed that the terms, provisions, covenants, conditions, representations and warranties set forth in and called for under paragraph (o) of Section 6 of the Lease (as set forth in Supplement No. 4 of the Lease) shall apply, and the Lessee hereby makes the same covenants, representations and warranties to the Port Authority, with like force and effect to Jetway Loading Bridge A3-58/100-125R; and it is further hereby understood and agreed that with respect to Jetway Loading Bridge A3-58/100-125R the words "the Lessee's contractor", as used in Section 6 of the Lease shall mean Pneumo Abex Corporation by its Jetway Systems Division 1805 West 2550 South Ogden, Utah provided, however, that the provisions of subparagraph (1) (a) (ii) of said paragraph (o) shall not be applicable.

         (c) The Lessee, further, hereby expressly warrants and represents to the Port Authority that Jetway Loading Bridge A3-58/100-125R is of equal or greater fair market value to that of the said loading bridge No. WS500R-32.

     5. The Lessee expressly understands and agrees that the Area C-3 Work (as defined in Paragraph 2 above) shall be performed at the Lessee's sole risk, cost and expense and that neither the Supplement nor anything contained herein nor the performance by the Lessee of the Area C-3 Work or any portions thereof, nor any action taken by the Port Authority hereunder shall grant or be deemed to grant to the Lessee any right or claim to an extension of the term of the Lease and the letting thereunder, including without limitation the term of the letting of Area C-3, or to constitute any approval of or commitment by or agreement of the Port Authority to any such extension.

     6. (a) Paragraph 4 (b) of Supplement No. 8 of the Lease if hereby amended as follows:

              The words "(as set forth in Paragraph 2 hereof)" appearing in the second and third lines thereof shall be deemed amended to read:
      "(as set forth in Paragraph 1 of Supplement No. 12 of the Lease)".

         (b) References in Paragraphs 6 (a) and 6 (b) of Supplement No. 8 of the Lease to "the expiration date of the letting of Area C-3" shall be deemed to mean the expiration date of the letting of the periodical tenancy of Area C-3 as set forth in Paragraph 1 of this Supplement No. 12 of the Lease.

     7.  In addition to and without limiting any term or provision of
Section 66 of the Lease or any other term or provision of the Lease, it is hereby understood and agreed that the Lessee shall no later than sixty (60) days after its execution of this Supplemental Agreement submit to the Port Authority for its review and approval in accordance with Sections 66 and 73 of the Lease, a revised updated comprehensive consumer services plan covering the consumer services to be provided in Area C-3 after the completion of the Area C-3 Work (as defined in Paragraph 2 hereof).

     8. It is expressly recognized that while the Stipulation (as hereinbefore defined) has been submitted to the United States Bankruptcy Court, the Stipulation may not have been fully approved by the Bankruptcy Court as of the date of the execution of this Supplemental Agreement by the parties hereto, and, accordingly, it is expressly understood and agreed that neither this Supplemental Agreement nor anything contained herein nor the execution hereof by either party hereto shall or shall be deemed to waive, alter or prejudice any of the rights or remedies of either party hereto under the Lease or at law or equity or otherwise, or with respect to or under the Stipulation, if as and when the same may be approved by the Bankruptcy Court.

     9. The Lessee represents and warrants that no broker has been concerned in the negotiation of this Supplemental Agreement and that there is no broker who is or may be entitled to be paid a commission in connection therewith. The Lessee shall indemnify and save harmless the Port Authority of and from any and all claims for commission or brokerage made by any and all persons, firms or corporations whatsoever for services in connection with the negotiation and execution of this Supplemental Agreement.

    10. Except as hereinbefore provided, all the terms covenants and conditions of the Lease shall be and remain in full force and effect.

    11. No Commissioner, director, officer, agent or employee of either party shall be charged personally or held contractually liable by or to the other party under any term or condition of this Agreement, or because of its execution or attempted execution or because of any breach or attempted or alleged breach thereof. The Lessee agrees that no representations or warranties with respect to this Agreement shall be binding upon the Port Authority unless expressed in writing herein.

    12. This Supplemental Agreement and the Lease which it amends constitute the entire agreement between the Lessee and the Port Authority on the subject matter, and may not be modified, discharged or extended except by instrument in writing duly executed on behalf of both the Port Authority and the Lessee.



     IN WITNESS WHEREOF, the Port Authority and the Lessee have executed these presents as of the date first above written.

ATTEST:                            THE PORT AUTHORITY OF NEW YORK
                                                  AND NEW JERSEY

 /s/                               By /s/ Gerald P. FitzGerald
Assistant Secretary
                                   (Title)  Deputy Director of Aviation
                                                       (Seal)

ATTEST:                            CONTINENTAL AIRLINES, INC.

/s/ E. A. Hessler                  By   /s/ Sam E. Ashmore
Vice President &
Corporate Secretary                (Title)    Sr. Vice President
                                                 (Corporate Seal)
SCHEDULE E-1

                                  PART I

Affirmative Action Guidelines - Equal Employment Opportunity

     I. As a matter of policy the Port Authority hereby requires the Lessee and the Lessee shall require the Contractor, as hereinafter defined, to comply with the provisions set forth hereinafter. The provisions set forth in this Part I are similar to the conditions for bidding on federal government contracts adopted by the Office of Federal Contract Compliance and effective May 8, 1978.

         The Lessee as well as each bidder, contractor subcontractor of the Lessee and each subcontractor of a contractor at any tier of construction (herein collectively referred to as "the Contractor" must fully comply with the following conditions set forth in this Schedule as to each construction trade to be used on the construction work or any portion thereof (said conditions being herein called "Bid Conditions"). The Lessee hereby commits itself to the goals for minority and female utilization set forth below and all other requirements, terms and conditions of the Bid Conditions. The Lessee shall likewise require the Contractor to commit itself to the said goals for minority and female utilization set forth below and all other requirements, terms and conditions of the Bid Conditions by submitting a properly signed bid.

    II. The Lessee and the Contractor shall each appoint an executive of its company to assume the responsibility for the implementation of the requirements, terms and conditions of the following Bid Conditions:

         (a) The goals for minority and female participation, expressed in percentage terms for the Contractor's aggregate workforce in each trade on all construction work are as follows:

              (1)  Minority participation:
                     Minority, except laborers          30%
                     Minority, laborers                 40%
              (2)  Female participation:
                     Female, except laborers           6.9%
                     Female, laborers                  6.9%

         These goals are applicable to all the Contractor's construction work performed in and for the premises.

         The Contractor's specific affirmative action obligations required herein of minority and female employment and training must be substantially uniform throughout the length of the contract, and in each trade, and the Contractor shall make good faith efforts to employ minorities and women evenly on each of its projects. The transfer of minority or female employees or trainees from contractor to contractor or from project to project for the sole purpose of meeting the Contractor's goals shall be a violation of the contract. Compliance with the goals will be measured against the total work hours performed.

         (b) The Contractor shall provide written notification to the Lessee and the Lessee shall provide written notification to the Manager of the Office of Business and Job Opportunity of the Port Authority within 10 working days of award of any construction subcontract in excess of $10,000 at any tier for construction work. The notification shall list the name, address and telephone number of the subcontractor; employer identification number; estimated starting and completion dates of the subcontract; and the geographical area in which the subcontract is to be performed.

         (c)  As used in these specifications:

              (1) "Employer identification number" means the Federal Social Security number used on the Employer's Quarterly Federal Tax Return, U.S. Treasury Department Form 941:

              (2)  "Minority" includes:

                   (i) Black (all persons having origins in any of the Black African racial groups not of Hispanic origin);

                  (ii) Hispanic (all persons of Mexican, Puerto Rican, Dominican, Cuban, Central or South American culture or origin, regardless of race);

                 (iii) Asian and Pacific Islander (all persons having origins in any of the original peoples of the Far East, Southeast Asia, the Indian Subcontinent, or the Pacific Islands); and

                  (iv) American Indian or Alaskan Native (all persons having origins in any of the original peoples of North America and maintaining identifiable tribal affiliations through membership and participation or county identification).

         (d) Whenever the Contractor, or any subcontractor at any tier, subcontracts a portion of the construction work involving any construction trade, it shall physically include in each subcontract in excess of $10,000 those provisions which include the applicable goals for minority and female participation.

         (e) The Contractor shall implement the specific affirmative action standards provided in subparagraphs (1) through (16) of Paragraph (h) hereof. The goals set forth above are expressed as percentages of the total hours of employment and training of minority and female utilization the Contractor should reasonably be able to achieve in each construction trade in which it has employees in the premises. The Contractor is expected to make substantially uniform progress toward its goals in each craft during the period specified.

         (f) Neither the provisions of any collective bargaining agreement, nor the failure by a union with whom the Contractor has a collective bargaining agreement, to refer either minorities or women shall excuse the Contractor's obligations hereunder.

         (g) In order for the nonworking training hours of apprentices and trainees to be counted in meeting the goals, such apprentices and trainees must be employed by the Contractor during the training period, and the Contractor must have made a commitment to employ the apprentices and trainees at the completion of their training subject to the availability of employment opportunities. Trainees must be trained pursuant to training programs approved by the U.S. Department of Labor.

         (h) The Contractor shall take specific affirmative actions to ensure equal employment opportunity ("EEO"). The evaluation of the Contractor's compliance with these provisions shall be based upon its good faith efforts to achieve maximum results from its actions. The Contractor shall document these efforts fully, and shall implement affirmative action steps at least as extensive as the following:

              (1) Ensure and maintain a working environment free of harassment, intimidation, and coercion at all sites, and in all facilities at which the Contractor's employees are assigned to work. The Contractor, where possible, will assign two or more women to each phase of the construction project. The Contractor, shall specifically ensure that all foremen, superintendents, and other supervisory personnel at the premises are aware of and carry out the Contractor's obligation to maintain such a working environment, with specific attention to minority or female individuals working at the premises.

              (2) Establish and maintain a current list of minority and female recruitment sources, provide written notification to minority and female recruitment sources and to county organizations when the Contractor or its unions have employment opportunities available, and maintain a record of the organizations' responses.

              (3) Maintain a current file of the names, addresses and telephone numbers of each minority and female off-the-street applicant and minority or female referral from a union, a recruitment source or community organization and of what action was taken with respect to each such individual. If such individual was sent to the union hiring hall for referral and was not referred back to the Contractor by the union or, if referred, not employed by the Contractor, this shall be documented in the file with the reason therefor, along with whatever additional actions the Contractor may have taken.

              (4) Provide immediate written notification to the Lessee when the union or unions with which the Contractor has a collective bargaining agreement has not referred to the Contractor a minority person or woman sent by the Contractor, or when the Contractor has other information that the union referral process has impeded the Contractor's efforts to meet its obligations.

              (5) Develop on-the-job training opportunities and/or participate in training programs for the area which expressly include upgrading programs and apprenticeship and training programs relevant to the Contractor's employment needs, especially those programs funded or approved by the Department of Labor. The Contractor shall Provide notice of these programs to the sources compiled under subparagraph (2) above.

              (6) Disseminate the Contractor's EEO policy by providing notice of the policy to unions and training programs and requesting their cooperation in assisting the Contractor in meeting its EEO obligations; by including it in any policy manual and collective bargaining agreement; by publicizing it in the Contractor's newspaper, annual report, etc.; by specific review of the policy with all management Personnel and with all minority and female employees at least once a year; and by posting the Contractor's EEO policy on bulletin boards accessible to all employees at each location where construction work is performed.

              (7) Review, at least every six months the Contractor's EEO policy and affirmative action obligations hereunder with all employees having any responsibility for hiring, assignment, layoff, termination or other employment decisions including specific review of these items with on-premises supervisory personnel such as Superintendents General Foremen, etc., prior to the initiation of construction work at the premises. A written record shall be made and maintained identifying the time and place of these meetings, persons attending, subject matter discussed, and disposition of the subject matter.

              (8) Disseminate the Contractor's EEO policy externally by including it in any advertising in the news media, specifically including minority and female news media, and providing written notification to and discussing the Contractors EEO policy with other contractors and subcontractors with whom the Contractor does or anticipates doing business.

              (9) Direct its recruitment efforts, both oral and written, to minority, female and community organizations, to schools with minority and female students and to minority and female recruitment and training organizations and to State-certified minority referral agencies serving the Contractor's recruitment area and employment needs. Not later than one month prior to the date for the acceptance of applications for apprenticeship or other training by any recruitment source, the Contractor shall send written notification to organizations such as the above, describing the openings, screening procedures, and tests to be used in the selection process.

             (10) Encourage present minority and female employees to recruit other minority persons and women and, where reasonable, provide after school, summer and vacation employment to minority and female youth both on the premises and in other areas of a Contractor's workforce.

             (11) Tests and other selection requirements shall comply with 41 CFR Part 60-3.

             (12) Conduct, at least every six months, an inventory and evaluation at least of all minority and female personnel for promotional opportunities and encourage these employees to seek or to prepare for, through appropriate training, etc., such opportunities.

             (13) Ensure that seniority practices, job classifications, work assignments and other personnel practices, do not have a discriminatory effect by continually monitoring all personnel and employment related activities to ensure that the EEO policy and the Contractor's obligations hereunder are being carried out.

             (14) Ensure that all facilities and company activities are nonsegregated except that separate or single-user toilet and necessary changing facilities shall be provided to assure privacy between the sexes.

             (15) Document and maintain a record of all solicitations of offers for subcontracts from minority and female construction contractors and suppliers, including circulation of solicitations to minority and female contractor associations and other business associations.

             (16) Conduct a review, at least every six months, of all supervisor's adherence to and performance under the Contractor's EEO policies and affirmative action obligations.

         (i) Contractors are encouraged to participate in voluntary associations which assist in fulfilling one or more of their affirmative action obligations (subparagraphs (1)-(16) of Paragraph (h) above). The efforts of a contractor association, joint contractor-union, contractor-community, or other similar group of which the Contractor is a member and participant, may be asserted as fulfilling any one or more of its obligations under Paragraph (h) hereof provided that: the Contractor actively participates in the group, makes good faith efforts to assure that the group has a positive impact on the employment of minorities and women in the industry, ensures that the concrete benefits of the program are reflected in the Contractor's minority and female workforce participation, makes good faith efforts to meet its individual goals and timetables, and can provide access to documentation which demonstrates the effectiveness of actions taken on behalf of the Contractor. The obligation to comply, however, is the Contractor's and failure of such a group to fulfill an obligation shall not be a defense for the Contractor's non-compliance.

         (j) A single goal for minorities and a separate single goal for women have been established. The contractor, however, is required to provide equal employment opportunity and to take affirmative action for all minority groups, both male and female, and all women, both minority and nonminority. Consequently, the Contractor may be in violation hereof if a particular group is employed in a substantially disparate manner (for example, even though the Contractor has achieved its goals for women generally, the Contractor may be in violation hereof if a specific minority group of women is under-utilized).

         (k) The Contractor shall not use the goals and timetables or affirmative action standards to discriminate against any person because of race, color, religion, sex or national origin.

         (l) The Contractor shall not enter into any subcontract with any person or firm debarred from Government contracts pursuant to Executive Order 11246.

         (m) The Contractor shall carry out such sanctions and penalties for violation of this clause including suspension, termination and cancellation of existing subcontracts as may be imposed or ordered by the Lessee. Any Contractor who fails to carry out such sanctions and penalties shall be in violation hereof.

         (n) The Contractor, in fulfilling its obligations hereunder shall implement specific affirmative action steps, at least as extensive as those standards prescribed in paragraph (h) hereof so as to achieve maximum results from its efforts to ensure equal employment opportunity. If the Contractor fails to comply with the requirements of these provisions, the Lessee shall proceed accordingly.

         (o) The Contractor shall designate a responsible official to monitor all employment related activity to ensure that the company EEO policy is being carried out, to submit reports relating to the provisions hereof as may be required and to keep records. Records shall at least include for each employee the name, address, telephone numbers, construction trade, union affiliation if any, employee identification number when assigned, social security number, race, sex, status (e.g. mechanic, apprentice, trainee, helper, or laborer), dates of changes in status, hours worked per week in the indicated trade, rate of pay, and location at which the work was performed. Records shall be maintained in an easily understandable and retrievable form; however, to the degree that existing records satisfy this requirement, contractors shall not be required to maintain separate records.

         (p) Nothing herein provided shall be construed as a limitation upon the application of any laws which establish different standards of compliance or upon the application of requirements for the hiring of local or other area residents (e.g., those under the Public Works Employment Act of 1977 and the Community Development Block Grant Program).

         (q) Without limiting any other or provision under the Lease, the Contractor shall cooperate with all federal, state or local agencies established for the purpose of implementing affirmative action compliance programs and shall comply with all procedures and guidelines established or which may be established by the Port Authority.


                                  PART II

Minority Business Enterprises/Women-Owned Business Enterprises

As a matter of policy the Port Authority requires the Lessee and the Lessee shall itself and shall require the general contractor of other construction supervisor and each of the Lessee's contractors to use every good faith effort to provide for meaningful participation by Minority Business Enterprises (MBEs) and Women-owned Business Enterprises (WBEs) in the construction work, pursuant to the provisions hereof and in accordance with the Lease. For purposes hereof, Minority Business Enterprise (MBE) shall mean any business enterprise which is at least fifty-one percentum owned by or in the case of a publicly owned business, at least fifty-one percentum of the stock of which is owned by citizens or permanent resident aliens who are minorities and such ownership is real, substantial and continuing. For the purposes hereof, Women-owned Business Enterprise (WBE) shall mean any business enterprise which is at least fifty-one percentum owned by, or in the case of a publicly owned business, at least fifty-one percentum of the stock of which is owned by women and such ownership is real, substantial and continuing. A minority shall be as defined in paragraph II(c) of Part I of this Schedule E-1. "Meaningful participation" shall mean that at least seventeen percent (17%) of the total dollar value of the construction contracts (including subcontracts) covering the construction work are for the participation of Minority Business Enterprises and Women-owned Business Enterprises, of which at lease twelve percent (12%) of the total dollar value of the construction contracts (including subcontracts) are for the participation of Minority Business Enterprises. Good faith efforts to include meaningful participation by MBEs and WBEs shall include at least the following:

         (a) Dividing the Work to be subcontracted into smaller portions where feasible.

         (b) Actively and affirmatively soliciting bids for subcontracts from MBEs and WBEs, including circulation of solicitations to minority and female contractor associations. The Contractor shall maintain records detailing the efforts made to provide for meaningful MBE and WBE participation in the Work, including the names and addresses of all MBEs and WBEs contacted and, if any such MBE or WBE is not selected as a joint venturer or subcontractor, the reason for such decision.

         (c) Making plans and specifications for prospective construction work available to MBEs and WBEs in sufficient time for review.

         (d) Utilizing the list of eligible MBEs and WBE maintained by the Port Authority or seeking minorities and women from other sources for the purpose of soliciting bids for subcontractors.

         (e) Encouraging the formation of joint ventures, partnerships or other similar arrangements among subcontractors, where appropriate, to insure that the Lessee and Contractor will meet their obligations hereunder.

         (f) Insuring that provision is made to provide progress payments to MBEs and WBEs in a timely basis.

         (g) Not requiring bonds from and/or providing bonds and insurance for MBEs and WBEs, where appropriate.


                                             /s/
                                             For the Port Authority

                                 Initialled:

                                             /s/ SEA
                                             For the Lessee

FORM XLD - Ack., N.J.  51380

STATE OF NEW YORK
                       )
COUNTY OF NEW YORK     ) ss.
                       )
     On this 21 day of September, 1993, before me, the subscriber, a notary public of New York, personally appeared Gerald P. Fitzgerald the Deputy of Aviation of The Port Authority of New Yorka dn New Jersey, who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Commissioners.

                                                  /s/ Jacqueline White
                                                   (notarial seal and stamp)

STATE OF TEXAS
                       )
COUNTY OF HARRIS       ) ss.
                       )
     On this 21st day of June, 1993, before me, the subscriber, a notary public of Texas personally appeared Sam E. Ashmore, the Senior Vice-President of CONTINENTAL AIRLINES, INC., who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Directors.

                                                    Kathryn K. Gutterman
                                                   (notarial seal and stamp)

STATE OF
                       )
COUNTY OF              ) ss.
                       )

On this   day of         , 1993, before me, the subscriber, a President of
      , who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed and delivered the same as his voluntary act and deed for the uses and purposes therein expressed.


                                                   (notarial seal and stamp)





             THIS SUPPLEMENTAL AGREEMENT SHALL NOT BE BINDING
              UPON THE PORT AUTHORITY UNTIL DULY EXECUTED BY
               AN EXECUTIVE OFFICER THEREOF AND DELIVERED TO
               THE LESSEE BY AN AUTHORIZED REPRESENTATIVE OF
                             THE PORT AUTHORITY


                                        Newark International Airport
                                        Lease No. ANA-170
                                        Supplement No. 13


                          SUPPLEMENTAL AGREEMENT


     THIS AGREEMENT dated February 1, 1994 by and between THE PORT AUTHORITY OF NEW YORK AND NEW JERSEY (hereinafter called "the Port Authority") and CONTINENTAL AIRLINES, INC., a corporation of the State of Delaware, having an office and place of business at Suite 1401, P.O. Box 4607, Houston, Texas 77210-4067, (hereinafter called "the Lessee"),

     WITNESSETH, That:

     WHEREAS, the Port Authority and People Express Airlines, Inc. (hereinafter called "People Express") as of January 11, 1985 entered into an agreement of lease (which agreement of lease as heretofore supplemented and amended is hereinafter called the "Lease"), covering certain premises, rights and privileges at and in respect to Newark International Airport (hereinafter called "the Airport") as therein set forth; and

     WHEREAS, the Lease was thereafter assigned by said People Express to the Lessee pursuant to an Assignment of Lease with Assumption and Consent Agreement entered into among the Port Authority, the Lessee and People Express and dated August 15, 1987; and

     WHEREAS, the Port Authority and the Lessee desire to extend the letting of the Area C-3 portion of the premises under the Lease and to amend the Lease in certain other respects as hereinafter provided;

     WHEREAS, a certain Stipulation between the parties hereto has been submitted for approval of the United States Bankruptcy Court for the District of Delaware ("the Bankruptcy Court") covering the Lessee's assumption of the Lease as part of the confirmation of its reorganization plan in its Chapter 11 bankruptcy proceedings and as debtor and debtor in possession pursuant to the applicable provisions of United States Bankruptcy Code as set forth in and subject to the terms and conditions of said Stipulation (said Stipulation being hereinafter referred to as the "Stipulation");

     WHEREAS, the Stipulation and the Lessee's assumption of the Lease has been approved by the Bankruptcy Court by an Order thereof dated the 1st day of October, 1993;

     NOW, THEREFORE, the Port Authority and the Lessee, for and in consideration of the covenants and mutual agreements hereinafter contained, hereby agree to amend the Lease, effective as of October 2, 1993 (except as otherwise provided with respect to Paragraphs 1 and 2 below) as follows:

     1. Effective as of June 2, 1989, subparagraph (b) of Paragraph 2 of Supplement No. 9 of the Lease shall be deemed corrected and amended to read as follows:

              "(b) Paragraph III of Schedule A to the Lease, as amended by Paragraph 3 (b) (v) of Supplement No. 8 to the Lease, is hereby further amended by deleting the figure stated as '1.799%' in the last line thereof (as set forth in said paragraph 3 (b) (v) of Supplement No. 8) and by substituting in lieu thereof the figure '2.033%'."

     2.  Effective as of June 1, 1992:
         (a) Subparagraph (a) (ii) of Paragraph 3 of Supplement No. 8 of the Lease, as previously amended and set forth in Supplement No. 11 of the Lease, shall be deemed corrected and amended to read as follows:

              "(ii) For the portion of the term of the letting of Area C-3 commencing on June 1, 1992 and continuing to and including the expiration date of the letting of Area C-3 an Area C-3 Annual Rental for Area C-3 at the annual rate of Five Million Seven Hundred Thirty-seven Thousand Eighty Dollars and No Cents ($5,737,080.00) subject to adjustment as provided in subparagraph (b) hereof. The aforesaid Area C-3 Annual Rental of Five Million Seven Hundred Thirty-Seven Thousand Eighty Dollars and No Cents ($5,737,080.00) is made up of two factors, one a constant factor in the amount of Four Million Six Hundred Thirty-four Thousand Seven Hundred Five Dollars and No Cents ($4,634,705.00) and the other a variable factor in the amount of One Million One Hundred Two Thousand Three Hundred Seventy-five Dollars and No Cents ($1,102,375.00). The variable factor aforesaid represents the Airport Services portion of the Area C-3 Annual Rental and such variable factor of the Area C-3 Annual Rental is herein referred to as the Airport Services Factor and is subject to adjustment as provided in subparagraph (b) hereof."

         (b) The sixteenth through the eighteenth lines of the last sentence of Paragraph III of Schedule A of the Lease as set forth in Paragraph 2 (c)
(ii) of Supplement No. 11 of the Lease shall be deemed corrected and amended to read as follows:

              "is being made; for the calendar year 1992 adjustment, it is hereby agreed said denominator shall be 1.999%."

         (c)  The first sentence of the first paragraph of subparagraph (e)
(2) of Paragraph 3 of Supplement No. 8 of the Lease, as previously amended and set forth in Paragraph 2 (d) (i) of Supplement No. 11 of the Lease, shall be deemed corrected and amended to read as follows:

              "In addition, the Airport Services Factor of the Area C-3 Annual Rental shall be reduced for each calendar day or major fraction thereof the abatement remains in effect, for each square foot of land the use of which is denied the Lessee at the daily rate of $0.0021585 subject to adjustment as provided herein."

         (d) The second paragraph of said subparagraph (e) (2) of Paragraph 3 of Supplement No. 8 of the Lease as previously amended and as set forth in Paragraph 2 (d) (ii) of Supplement No. 11 of the Lease shall be deemed corrected and amended to read as follows:

              "The aforesaid abatement rate of $0.0021585 per diem (hereinafter called 'the variable rate') is based upon the variable factor in the amount of One Million One Hundred Two Thousand Three Hundred Seventy-Five Dollars and No Cents ($1,102,375.00) per annum which is the tentative Airport Services Factor for 1992 (also subject to the adjustment under paragraph b (hereof). After the close of the calendar year 1992 and after the close of each calendar year thereafter, the Port Authority will adjust the variable rate, upwards or downwards, as provided in Schedule A. The resultant variable rate shall constitute the final variable rate for the calendar year for which the adjustment is being made. It shall also constitute the tentative variable rate for the calendar year in which such rate is calculated and for the following year until the next succeeding final variable rate is calculated."

         (e) Subparagraph (a) of Paragraph 5 of Supplement No. 11 of the Lease shall be deemed corrected and amended to read as follows:

                   "(a)  The Lessee agrees to pay the Port Authority a rental for Area C-3 (the 'Area C-3 Monthly Rental') at the rate of Four Hundred Seventy-Eight Thousand Ninety Dollars and No Cents ($478,090.00) per month, subject to adjustment of the Airport Services Factor as provided in subparagraph (b) below, payable by the Lessee in advance on January 1, 1993 and on the first day of each and every month thereafter during the periodical tenancy until the expiration or earlier termination of the periodical tenancy hereunder. The aforesaid Area C-3 Monthly Rental of Four Hundred Seventy-Eight Thousand Ninety Dollars and No Cents ($478,090.00) is made up of two factors, one a constant factor in the amount of Three Hundred Eighty-six Thousand Two Hundred Twenty-Five Dollars and Forty-two Cents ($386,225.42) and the other a variable factor in the amount of Ninety-one Thousand and Eight Hundred Sixty-four Dollars and Fifty-eight cents ($91,864.58). The variable factor aforesaid represents the Airport Services Factor of the Area C-3 Monthly Rental and is subject to adjustment in accordance with Schedule A of the Lease, as amended."

     3. The term of the letting of Area C-3 under the Lease is hereby extended to December 31, 1998 unless sooner terminated, subject to the terms and conditions of the Lease, as hereby amended, and the Lessee shall pay to the Port Authority as the annual rental for Area C-3, during the said extension of the term of the letting thereof, the Area C-3 Annual Rental in accordance with, and as set forth in, Paragraph 3 of Supplement No. 8 of the Lease, as said Paragraph 3 has been amended by Paragraph 2 of Supplement
No. 10 of the Lease and further amended by Paragraph 2 of Supplement No. 11 of the Lease, and as the same is herein further amended by this Supplemental Agreement.

     4. (a) Paragraph 4 (b) of Supplement No. 8 of the Lease is hereby amended as follows:

              The words "the expiration date of the letting of Area C-3 (as set forth in Paragraph 2 hereof)" appearing in the second and third lines thereof shall be deemed amended to read: "the expiration date of the letting of Area C-3 (as set forth in Paragraph 3 of Supplement No. 13 of the Lease)".

         (b) References in Paragraphs 6 (a) and 6 (b) of Supplement No. 8 of the Lease and in subparagraph (a) (ii) of Paragraph 3 of Supplement No. 8 of the Lease, as set forth in Supplement No. 10 of the Lease and as amended by Paragraph 2 of Supplement No. 11 of the Lease and by Paragraph 2 above, to the "expiration date of the letting of Area C-3" shall be deemed to read and mean the expiration date of the letting of Area C-3 as set forth in Paragraph 3 of this Supplement No. 13 of the Lease.

     5. Paragraph 5 of Supplement No. 8 of the Lease, as previously amended, is hereby further amended to read as follows:

              "5. (a) Without limiting any other rights of termination of the Port Authority under the Lease, it is hereby understood and agreed between the Lessee and the Port Authority that the Port Authority shall have the right at any time and from time to time, without cause, upon thirty (30) days' prior written notice to the Lessee, to terminate the Lease and the letting thereunder with respect to all or a portion or portions of that part of Area C-3 as shown in cross-hatch and in diagonal hatch on the sketch attached hereto, hereby made a part hereof and marked 'Exhibit DY'. The said portions of the premises are herein in this Paragraph collectively called 'the Terminated Portion'. It is understood that the Port Authority shall exercise its right to terminate hereunder only in the event that the Terminated Portion is needed for any of the following reasons: (i) in connection with the facilitation of aeronautical requirements of the Airport or (ii) because of the need to accommodate the operational characteristics of new aircraft or new versions of existing aircraft, or (iii) the requirements of the Federal Aviation Administration or any other governmental agency or governmental body having jurisdiction, or (iv) changes with respect to the Public Aircraft Facilities made in accordance with Section 51 of the Lease; or (v) in connection with the plans of the Port Authority for the redevelopment of the Airport.

              (b) Effective as of the date and time (hereinafter in this Paragraph called 'the Effective Date') stated in the notice aforesaid from the Port Authority to the Lessee specified in paragraph (a) hereof, the Lessee has terminated and does by these presents terminate its rights in the Terminated Portion and the term of years with respect thereto under the Lease, and all the rights, rights of renewal, licenses, privileges and options of the Lessee granted by the Lease all to the intent that the same may be wholly merged, extinguished and determined on the Effective Date with the same force and effect as if said term were fixed to expire on the Effective Date.

TO HAVE AND TO HOLD the same to the Port Authority its successors and assigns forever.

              (c) The Lessee hereby covenants on behalf of itself, its successors and assigns that it has not done anything whereby the Terminated Portion or the Lessee's leasehold therein has been or shall be encumbered as of the Effective Date in any way and that the Lessee is and will remain until the Effective Date the sole and absolute owner of the leasehold estate in the Terminated Portion. All promises, covenants, agreements and obligations of the Lessee with respect to the Terminated Portion, which under the provisions of the Lease would have matured upon the date originally fixed in the Lease for the expiration of the term thereof, or upon the termination of the Lease prior to the said date, or within a stated period after expiration or termination shall, notwithstanding such provisions, mature upon the Effective Date. The Lessee has released and discharged and does by these presents release and discharge the Port Authority from any and all obligations on the part of the Port Authority to be performed under the lease with respect to the Terminated Portion. The Port Authority does by these presents release and discharge the Lessee from any and all obligations on the part of the Lessee to be performed under the Lease with respect to the Terminated Portion for that portion of the term subsequent to the Effective Date it being understood that nothing herein contained shall release, relieve or discharge the Lessee from any liability for rentals or for other charges that may be due or become due to the Port Authority for any period prior to the Effective Date or for breach of any obligation on the Lessee's part to be performed under the Lease for or during such period or periods or maturing pursuant to this paragraph.

              (d) The Lessee hereby agrees to terminate its occupancy of the Terminated Portion and to deliver actual, physical possession of the Terminated Portion to the Port Authority, on or before the Effective Date, in the condition required by the Lease upon surrender. The Lessee further agrees that it shall remove from the Terminated Portion, prior to the Effective Date, all equipment, inventories, removable fixtures and other personal property of the Lessee, for which the Lessee is responsible. With respect to any such property not so removed, the Port Authority may at its option, as agent for the Lessee and at the risk and expense of the Lessee remove such property to a public warehouse or may retain the same in its own possession and in either event, after the expiration of thirty (30) days, may sell or consent to the sale of the same at a public auction; the proceeds of any such sale shall be applied first to the expense of removal, sale and storage, and second to any sums owed by the Lessee to the Port Authority; any balance remaining shall be paid to the Lessee. The Lessee shall pay to the Port Authority any excess of the total cost of removal, storage and sale over the proceeds of sale.

         The Lessee hereby acknowledges that each and every term, provision and condition of the Lease shall continue to apply to the premises remaining after the termination of the Terminated Portion.

              (e) From and after the Effective Date as defined the Lessee shall be entitled to an abatement of the Area C-3 Annual Rental in accordance with and pursuant to the Lease, as amended."

     6. (a) The Port Authority and the Lessee have heretofore entered into a letter agreement dated March 26, 1992 and bearing Port Authority identification number ANA-635 which letter agreement, as amended by a supplemental letter agreement dated February 2, 1993, (hereinafter referred to as the "Letter Agreement") covered the performance of certain work by the Lessee in the premises hereunder, therein described as the "Lessee Work" and also the performance by the Port Authority in the premises hereunder of certain work therein described as "Port Authority Work". A portion of the said Port Authority Work consisted of certain "office relocation work" as more fully described and set forth in Paragraph 25 (a) of the Letter Agreement. The Port Authority and the Lessee hereby recognize and agree that the Lessee subsequently to the date of the Letter Agreement agreed to perform the Office Relocation Work as herein-below defined, and the Port Authority and the Lessee hereby agree that the Port Authority shall reimburse to the Lessee the "Cost of the Office Relocation Work" (as hereinafter defined) in accordance with the following subparagraphs of this Paragraph 6.

         (b) (1) "Office Relocation Work" shall mean that portion of the work originally set forth as part of the Port Authority Work under, and as described in, Paragraph 25 (a) (ii) of the Letter Agreement, and for which the Lessee submitted Alteration Application No. NC-75, as and to the extent such Application, including its plans and specifications, were approved by the Port Authority, and subject to any and all conditions set forth therein.

              (2) The term "Cost of the Office Relocation Work" shall mean the sum of the following actually paid by the Lessee to the extent that the inclusion of the same is permitted by generally accepted accounting principles consistently applied:

                    (i) the amount actually paid or incurred by the Lessee to its independent contractor(s) for work actually performed and labor and materials actually furnished in connection with the Office Relocation Work.

                   (ii) amounts actually paid by the Lessee in connection with the Office Relocation Work for engineering, architectural, professional and consulting services and supervision of construction and all related expenses for the Office Relocation Work; provided, however, that payments under this item (ii) shall not exceed ten percent (10%) of the amounts paid under item (i) above.

         (c) (i) The Lessee, knowing that the Port Authority is relying on the truth and validity of the Lessee's representations and warranties and to induce the Port Authority to make the reimbursement payment to the Lessee as called for under this Paragraph, hereby expressly covenants, represents and warrants to the Port Authority that the Lessee has, prior to the execution of this Agreement, paid the Cost of the Office Relocation Work and has submitted to the Port Authority, subject to Port Authority review and audit, reproduction copies or duplicate originals of invoices of the Lessee's contractor(s) (including all entities mentioned in (i) and (ii) of subparagraph (b) (2) above) covering the Office Relocation Work, which the Lessee has submitted to the Port Authority for reimbursement under this Paragraph 6, that the Lessee has heretofore paid in full the amount of such invoices, and for each and all such invoices that the Lessee has also submitted to the Port Authority for its review and audit an acknowledgement by the Lessee's contractor(s) (including all entities mentioned in (i) and (ii) of subparagraph (b) (2) above) of the receipt by it or them of the amounts of such invoices, and all certifications by the Lessee that all such invoices are for amounts, payments and expenses for the Cost of the Office Relocation Work, which the Lessee has submitted to the Port Authority for reimbursement under this Paragraph 6; and the Lessee also hereby further covenants, represents and warrants to the Port Authority that the Lessee has performed the Office Relocation Work in accordance with and in full compliance with the terms and provisions of the aforesaid Alteration Application and the plans and specifications forming a part thereof and all obligations thereunder and all requirements of the Port Authority given in connection therewith including without limitation all requirements of applicable laws, ordinances and governmental rules, regulations and orders.

             (ii) The Lessee hereby certifies that it has completed the Office Relocation Work and that it has paid the entire and complete Cost of the Office Relocation Work and that there are no outstanding liens, mortgages, conditional bills of sale or claims of any kind whatsoever with respect to the Office Relocation Work in accordance with the aforesaid Alteration Application covering the same, and with all requirements of the Port Authority. The Lessee acknowledges that title to all of the Office Relocation Work has vested in the City of Newark with respect to all or such parts thereof located within the territorial limits of the City of Newark, and in the Port Authority with respect to all or each part thereof located within the territorial limits of the City of Elizabeth; and all such Work shall at the completion thereof be deemed to have become part of the premises under the Lease.

            (iii) The Lessee shall indemnify and hold harmless the Port Authority, its Commissioners, officers, agents and employees from and against all claims and demands, just or unjust of third persons (including employees, agents and officers of the Port Authority) arising or alleged to arise out of or in connection with the Office Relocation Work and the performance thereof and for all expenses incurred by it and by them in the defense, settlement or satisfaction thereof, including without limitation thereto, claims and demands for death, for personal injury or for property damage, direct or consequential, whether they arise from the acts or omissions of the Lessee, of any contractors of the Lessee, of the Port Authority, or of third persons, or from acts of God or of the public enemy, or otherwise, excepting only claims and demands which result solely from affirmative, wilful acts done by the Port Authority, its Commissioners, officers, agents and employees subsequent to the commencement of the Office Relocation work.

     If so directed, the Lessee shall at its own expense defend any suit based upon any such claim or demand (even if such suit, claim or demand is groundless, false or fraudulent), and in handling such it shall not, without obtaining express advance written permission from the General Counsel of the Port Authority, raise any defense involving in any way the jurisdiction of the tribunal over the person of the Port Authority, the immunity of the Port Authority, its Commissioners, officers, agents, representatives employees, the governmental nature of the Port Authority, or the provisions of any statutes respecting suits against the Port Authority.

             (iv) Nothing contained herein shall grant or be deemed to grant to any contractor, engineer, architect, supplier, subcontractor or any other person engaged by the Lessee or any of its contractors in the performance of any part of the Office Relocation Work, any right or action or claim against the Port Authority, its Commissioners, officers, agents and employees with respect to work any of them may have done in connection the Office Relocation Work. Nothing contained herein shall create or be deemed to create any relationship between the Port Authority and such contractors, engineers, architects, subcontractors or any other persons engaged by the Lessee or any of its contractors in the performance of any part of the Office Relocation Work and the Port Authority shall not be responsible to any of the foregoing for any payments due or alleged to be due thereto for any work performed or materials furnished in connection the Office Relocation Work.

         (d) (1) Subject to the limitation set forth in paragraph (e) below, the Port Authority, based upon and in reliance on the covenants, certifications, representations, warranties, indemnities and inducement of the Lessee, as set forth above, agrees to reimburse to the Lessee, but not earlier than thirty (30) days after the Port Authority's execution of this Agreement, in a single rental credit applied against the rentals due under this Lease the amounts of the paid invoices of the Lessee heretofore paid by the Lessee and submitted by the Lessee as set forth in subparagraph (c) above as and for the Cost of the Office Relocation Work that the Lessee has submitted to the Port Authority for reimbursement under this Paragraph 6, but only to the extent that the same meet the criteria specified in subparagraph
(b) (2) above.

              (2) It is understood and agreed that at the election of the Port Authority the rental credit shall not extend or include any one or more items of the cost of the Office Relocation Work with respect to which the Port Authority's inspection, review or audit does not substantiate the contents of any such item or items submitted by the Lessee to establish the Cost of the Office Relocation Work as called for under subparagraph (c) above, but the Port Authority shall have no obligation to conduct any such inspection, review or audit at the time set forth for the Port Authority's payment under subparagraph (1) above.

         (e) (1) The entire obligation of the Port Authority under this Agreement to reimburse the Lessee for the Cost of the Office Relocation Work shall be limited in amount to a total of Two Hundred Forty Thousand Dollars and No Cents ($240,000.00) to be paid to the Lessee in the form of a single rental credit against the Lessee's rental obligations under the Lease as set forth in subparagraph (d) above, pursuant and subject to all the terms, provisions, covenants and conditions hereof.

              (2) Without limiting any right or remedy of the Port Authority under this Agreement, the Lease or otherwise, whether in law or in equity, the Port Authority shall have the right by its agents, employees and representatives to audit and inspect during regular business hours the books and records and other data of the Lessee relating to the Office Relocation Work and the Cost of the Office Relocation Work; it being especially understood and agreed that the Port Authority shall not be bound by any prior audit, review or inspection conducted by it. The Lessee agrees to keep said books, records and other data within the Port of New York District. The Lessee shall not be required to maintain such books, records and other data for more than five (5) years after the date of the rental credit under subparagraph (d) hereof.

     7. The Lessee represents and warrants that no broker has been concerned in the negotiation of this Supplemental Agreement and that there is no broker who is or may be entitled to be paid a commission in connection therewith. The Lessee shall indemnify and save harmless the Port Authority of and from any and all claims for commission or brokerage made by any and all persons, firms or corporations whatsoever for services in connection with the negotiation and execution of this Supplemental Agreement.

     8. Except as hereinbefore provided, all the terms covenants and conditions of the Lease shall be and remain in full force and effect.

     9. No Commissioner, director, officer, agent or employee of either party shall be charged personally or held contractually liable by or to the other party under any term or condition of this Agreement, or because of its execution or attempted execution or because of any breach or attempted or alleged breach thereof. The Lessee agrees that no representations or warranties with respect to this Agreement shall be binding upon the Port Authority unless expressed in writing herein.

    10. This Supplemental Agreement and the Lease which it amends constitute the entire agreement between the Lessee and the Port Authority on the subject matter, and may not be modified, discharged or extended except by instrument in writing duly executed on behalf of both the Port Authority and the Lessee.

    IN WITNESS WHEREOF, the parties hereto have executed these presents as of the day and year first above written.

ATTEST:                            THE PORT AUTHORITY OF NEW YORK
                                                  AND NEW JERSEY

/s/                                By /s/ Gerald P. FitzGerald
     Secretary
                                   (Title)  Deputy Director of Aviation
                                                       (Seal)

ATTEST:                            CONTINENTAL AIRLINES, INC.

/s/ E. A. Hessler                  By  Sam E. Ashmore
     Secretary
                                   (Title)  Sr. Vice President
                                                 (Corporate Seal)

CSL-61273; - Ack. N.J.; Corp. & Corp.

STATE OF NEW YORK
                       )
COUNTY OF NEW YORK     ) SS.
                       )
     On this 3 day of June, 1994, before me, the subscriber, a notary public of New York, personally appeared Gerald P. FitzGerald the Deputy Director of Avaition of The Port Authority of New Yorka dn New Jersey, who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Commissioners.

                                                 /s/ Jacqueline White
                                                   (notarial seal and stamp)

STATE OF TEXAS
                       )
COUNTY OF HARRIS       ) SS.
                       )
     On this 11th day of April, 1994, before me, the subscriber, a notary public of Texas personally appeared Sam E. Ashmore, the Sr. Vice-President of CONTINENTAL AIRLINES, INC., who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Directors.

                                                 /s/ Kathleen M. Plumley
                                                   (notarial seal and stamp)

STATE OF TEXAS
                       )
COUNTY OF HARRIS       ) SS.
                       )

On this 12th day of April, 1994, before me, the subscriber, a Notary Public and Corporate Secretary personally appeared E. A. Hessler the Vice President of CONTINENTAL AIRLINES who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Directors.

                                                 /s/ Mae Belle Zycha
                                                   (notarial seal and stamp)








                   THIS SUPPLEMENT SHALL NOT BE BINDING
                    UPON THE PORT AUTHORITY UNTIL DULY
                 EXECUTED BY AN EXECUTIVE OFFICER THEREOF
                     AND DELIVERED TO THE LESSEE BY AN
              AUTHORIZED REPRESENTATIVE OF THE PORT AUTHORITY


                                        Port Authority Lease No. ANA-170
                                        Supplement No. 14
                                        Port Authority Facility -
                                        Newark International
                                        Airport


                          SUPPLEMENTAL AGREEMENT


     THIS SUPPLEMENTAL AGREEMENT made as of February 1, 1994 by and between THE PORT AUTHORITY OF NEW YORK AND NEW JERSEY (hereinafter called "the Port Authority") and CONTINENTAL AIRLINES, INC., (hereinafter called "the Lessee"),

     WITNESSETH, That:

     WHEREAS, the Port Authority and the Lessee are parties to entered into an agreement of lease dated January 11, 1985 (which agreement of lease, as the same has been heretofore supplemented and amended, is hereinafter called "the Lease"), covering certain premises, rights and privileges at and in respect to Newark International Airport (hereinafter called "the Airport") as therein set forth; and

     WHEREAS, the parties desire to amend the Lease in certain respects:

     NOW, THEREFORE, for and in consideration of the mutual covenants and agreements hereinafter set forth, it is hereby agreed effective as of February 1, 1994, as follows:

     1.  (a)  Exhibit Z attached to the Lease is hereby amended as follows:
Paragraph 9 thereof (as set forth on pages 3 and 4 of said Exhibit Z) shall be deemed amended to read as set forth in the exhibit attached hereto, hereby made a part thereof and marked "Exhibit Z-Paragraph 9," which shall be and form a part of Exhibit Z of the Lease as if therein set forth in full.

         (b) It is expressly recognized that the aforesaid amendment to Exhibit Z of the Lease is based on the specific request of the Lessee as reflected by the amendment of the fuel service agreement between the Lessee and the Port Authority's independent contractor (sometimes called the "Operator"), which amendment is attached hereto and marked as "Exhibit A", and, further, without limiting any other term or provision of the Lease or of Exhibit Z, that the contents of Exhibit Z, as hereby amended, form a part of the said fuel service agreement between the Port Authority's independent contractor and the Lessee, and, further, that neither Exhibit Z as hereby amended nor anything contained therein shall limit, modify or alter any rights and remedies or obligations of the Port Authority or the Lessee under the Lease or constitute the Port Authority as a party to the said agreement between the Operator and the Lessee. It is further specifically understood and agreed that neither said Exhibit Z, as hereby amended, nor anything contained therein shall be deemed to impose any liability or responsibility of any type whatsoever on the part of the Port Authority for any failure of the Operator to perform or for any improper performance by the Operator of any of its obligations under the said agreement between the Operator and the Lessee.

     2. (a) It is specifically recognized that, pursuant to the terms of the Lease, Exhibit Z may be changed, modified or amended (including the amendment herein provided) upon agreement of the Port Authority and a majority of the "Airline Lessees" as defined in the Lease, and that accordingly, this Supplemental Agreement shall be deemed effective upon (i) the execution hereof by the Lessee and the Port Authority and (ii) upon the execution of an agreement substantially similar to this Agreement by each of the airlines constituting said majority of "Airline Lessees".

         (b) It is also hereby specifically recognized and agreed that the said amendment to Exhibit Z of the Lease will be incorporated into the fuel storage permit of each fuel storage permittee at the Airport by an appropriate supplement or endorsement thereto, and that neither the failure or refusal of any such fuel storage permittee to execute said supplement or endorsement shall affect the effectiveness of the amendment to Exhibit Z hereunder.

     3. Except as hereinbefore provided, all the terms, covenants and conditions of the Lease shall be and remain in full force and effect.

     4. No Commissioner, director, officer, agent or employee of either party shall be charged personally or held contractually liable by or to the other party under any term or provision of this Agreement or because of its or their execution or attempted execution or because of any breach or attempted or alleged breach thereof. The Lessee agrees that no representations or warranties with respect to this Agreement shall be binding upon the Port Authority unless expressed in writing herein.

     5. This Supplemental Agreement, together with the Lease (to which it is supplementary) constitutes the entire agreement between the Port Authority and the Lessee on the subject matter, and may not be changed, modified, discharged or extended except by instrument in writing duly executed on behalf of the Port Authority and the Lessee. The Lessee agrees that no representations or warranties shall be binding upon the Port Authority unless in writing in the Lease or in this Supplemental Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed these presents as of the day and year first above written.

ATTEST:                            THE PORT AUTHORITY OF NEW YORK
                                                  AND NEW JERSEY

/s/                                By /s/ Gerald P. Fitzgerald
     Secretary
                                   (Title)  Deputy Director of Aviation
                                                       (Seal)

ATTEST:                            CONTINENTAL AIRLINES, INC.

/s/ E. A. Hessler                  By /s/ Sam E. Ashmore
Vice President &
Corporate Secretary                (Title)  Senior Vice President
                                                 (Corporate Seal)

                        "Exhibit Z - Paragraph 9"

EXHIBIT 1

                               8-Point Test

The "8-Point Test" shall consist of the following:

    Test                                     Specification

1.  Color, Saybolt, min.                     Report

2.  API Gravity at 60 degrees F              37 degrees - 51 degrees

3.  Flash Point, TCC, min.                   100 degrees - 150 degrees F

4.  Copper Strip Corrosion, max.             No. 1
    (2h at 212 degrees F)

5.  Freeze Point, ASTM D2386 max.            Jet A   - 40 degrees C
                                             Jet A-1 - 47 degrees C

6.  Water Tolerance:
       Separatin Rating, max.                2
       Interface rating, max.                1(b)
       ML, change                            Report

7.  Distillation:
       10% Evaporated, max. Temp.            400 degree F
       50% Evaporated, max. Temp.            Report
       90% Evaporated, max. Temp.            Report
       Final Boiling Point, max. Temp.       572 degrees F
       Residue, max. %                       1.5%
       Loss, max. %                          1.5%

8.  Water Separometer Index,                 85
    Modified Min.



                                              /s/ J.B.
                                             For the Port Authority

                                 Initialled:

                                              /s/ S.E.A.
                                             For the Lessee

                          CONTINENTAL AIRLINES
                       3115 Allen Parkway, Suite 250
                           Houston, Texas  77019
                              (713) 620-7350



January 25, 1994



Mr. Bruce R. Pashley
Ogden Aviation Service Company
of New Jersey
Marine Air Terminal
Building 7 South
LaGuardia Airport
Flushing, New York  11371

RE:  Revised 8-Point Test

Dear Sirs,

This is to confirm the following agreement among the undersigned (the "Airline"), Ogden Aviation Service Company of New Jersey,Inc. ("Ogden") and the other airline members of the EWR Airline Fuel Committee:

1. From and after the effective date of this agreement, the 8-point test set forth in the Exhibit attached hereto shall be the "8-point test" applied by Ogden's independent testing laboratory as required under the fueling standards, specifications and delivery procedures set forth in Article 2 and Exhibit 1 of each of the fuel service agreements between Ogden and each EWR Fuel Storage Permittee.

2.  This agreement shall become effective as of the day on which:

    (A) Each of the other airline members of the EWR Airline Fuel Committee shall have delivered to Ogden an executed agreement to the same effect as this agreement and Ogden shall have executed each such agreement and this agreement, and
    (B) The Port Authority of New York and New Jersey shall have provided to Ogden evidence of its approval for the use herein contemplated of the 8-point test set forth in the attached Exhibit which approval may be in the form of a notice from the Port Authority to Ogden indicating that the Port Authority and the required number of Master Airline Leases as specified in the Newark Master Airline Leases have agreed to the changes in the 8-Point Test.
January 25, 1994
Page 2


3. Promptly after the effective date of this agreement, Ogden shall notify each Fuel Storage Permittee and provide to each a copy of the 8-point test set forth in the attached Exhibit, and the 8-point test referred in each Ogden service agreement shall thereupon be deemed amended to conform to the 8-point test set forth in the attached Exhibit without further amendment to any such documents.

If Ogden agrees to the foregoing, please so indicate in the place provided below and on the enclosed duplicate copy hereof, and return the executed duplicate to the undersigned.

                                        Agreed:
                                        Continental Airlines, Inc.



                                        By:  /s/ V. Gregory Hartford

                                        Its:  Vice-President

Agreed this 27th day of
January, 1994
Ogden Aviation Service Company
of New Jersey, Inc.

By:  /s/ John W. Bauknecht

Its:  Vice-President
                                             Exhibit 1



                               8-Point Test

The "8-Point Test" shall consist of the following:

    Test                                     Specification

1.  Color, Saybolt, min.                     Report

2.  API Gravity at 60 degrees F              37 degrees - 51 degrees

3.  Flash Point, TCC, min.                   100 degrees - 150 degrees F

4.  Copper Strip Corrosion, max.             No. 1
    (2h at 212 degrees F)

5.  Freeze Point, ASTM D2386 max.            Jet A   - 40 degrees C
                                             Jet A-1 - 47 degrees C

6.  Water Tolerance:
       Separatin Rating, max.                2
       Interface rating, max.                1(b)
       ML, change                            Report

7.  Distillation:
       10% Evaporated, max. Temp.            400 degrees
       50% Evaporated, max. Temp.            Report
       90% Evaporated, max. Temp.            Report
       Final Boiling Point, max. Temp.       572 degrees F
       Residue, max. %                       1.5
       Loss, max. %                          1.5

8.  Water Separometer Index,                 85
    Modified Min.

CSL-61273; - Ack. N.J.; Corp. & Corp.

STATE OF NEW JERSEY
                       )
COUNTY OF              ) SS.
                       )
     On this 20 day of September, 1994, before me, the subscriber, a notary public of New York, personally appeared Gerald P. Fitzgerald the Deputy Director of Aviation of The Port Authority of New York and New Jersey, who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Commissioners.

                                                  /s/ Jacqueline White
                                                   (notarial seal and stamp)

STATE OF TEXAS
                       )
COUNTY OF HARRIS       ) SS.
                       )
     On this 12th day of April, 1994, before me, the subscriber, a Notary Public of Texas personally appeared Sam E. Ashmore, the Sr. Vice-President of CONTINENTAL AIRLINES, INC., who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Directors.

                                                  /s/  Kathleen M. Plumley
                                                   (notarial seal and stamp)

STATE OF
                       )
COUNTY OF              ) SS.
                       )

On this   day of         , 1994, before me, the subscriber, a
   personally appeared                  the President of          who I am
satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Directors.


                                                   (notarial seal and stamp)






                 THIS SUPPLEMENT SHALL NOT BE BINDING UPON
                 THE PORT AUTHORITY UNTIL DULY EXECUTED BY
                AN EXECUTIVE OFFICER THEREOF AND DELIVERED
               TO THE LESSEE BY AN AUTHORIZED REPRESENTATIVE
                           OF THE PORT AUTHORITY


                                        Port Authority Lease No. ANA-170
                                          Supplement No. 15
                                        Facility:  Newark International
                                                     Airport


                          SUPPLEMENTAL AGREEMENT


     THIS SUPPLEMENTAL AGREEMENT, dated as of March 20, 1995, by and between THE PORT AUTHORITY OF NEW YORK AND NEW JERSEY (hereinafter called "the Port Authority"), and CONTINENTAL AIRLINES, INC. (hereinafter called "the Lessee");

     WITNESSETH, That

     WHEREAS, the Port Authority and People Express Airlines, Inc. (hereinafter called "People Express") as of January 11, 1985 entered into an agreement of lease (which agreement of lease as heretofore supplemented and amended is hereinafter called the "Lease"), covering certain premises, rights and privileges at and in respect to Newark International Airport (hereinafter called "the Airport") as therein set forth; and

     WHEREAS, the Lease was thereafter assigned by said People Express to the Lessee pursuant to an Assignment of Lease with Assumption and Consent Agreement entered into among the Port Authority, the Lessee and People Express and dated August 15, 1987; and

     WHEREAS, a certain Stipulation between the parties hereto was submitted for approval of the United States Bankruptcy Court for the District of Delaware ("the Bankruptcy Court") covering the Lessee's assumption of the Lease as part of the confirmation of its reorganization plan in its Chapter 11 bankruptcy proceedings and as debtor and debtor in possession pursuant to the applicable provisions of United States Bankruptcy Code as set forth in and subject to the terms and conditions of said Stipulation (said Stipulation being hereinafter referred to as the "Stipulation"); and

     WHEREAS, the Stipulation and the Lessee's assumption of the Lease was approved by the Bankruptcy Court by an Order thereof dated the lst day of October, 1993; and

     WHEREAS, the parties desire to extend the term of the letting of Area C-3 under the Lease, and to amend the Lease in certain other respects as hereinafter set forth;

     NOW, THEREFORE, the Port Authority and the Lessee hereby agree, effective as of January 1, 1995 unless otherwise stated, as follows:

     1. (a) The parties hereby acknowledge that the Port Authority is performing a certain construction project (hereinafter collectively called the "Monorail Construction Work") at the Airport consisting generally of the construction of a monorail system, including monorail stations, guideways and supports, maintenance control facilities, monorail vehicles, and all other associated construction work, facilities and equipment necessary for the installation or operation of such monorail system for the transportation of airline passengers and their baggage, and others; all of the foregoing being hereinafter sometimes collectively called the "Monorail System."

         (b) (1) For purposes of this Supplemental Agreement, the term "Monorail Construction Costs" shall mean the total costs in connection with the Monorail Construction Work, as determined under subparagraph (a) (1) of
Section II of Schedule M attached to the Lease by Paragraph 2 hereof.

              (2) For purposes of the calculations under this Paragraph 1, "PFC Funds" shall mean revenues derived from fees (hereinafter called "Passenger Facility Charges") charged air passengers at the Airport, a portion of which revenues shall be applied to the Monorail Construction Costs in accordance with Port Authority applications therefor as approved by the Federal Aviation Administration and the provisions of Section II of Schedule M as added to the Lease by Paragraph 2 of this Supplemental Agreement, the amount of which PFC Funds to be so applied being limited in amount to a total of One Hundred Million Dollars and No Cents ($100,000,000.00).

              (3) "Monorail Fee Commencement Date" shall mean the date which the Port Authority shall have certified to be the date as of which the Monorail Construction Work has been substantially completed and the Monorail System is operational.

              (4) (i) "The Monorail Factor" shall mean the sum of (1) the quotient obtained by dividing (x) the sum of the products derived by multiplying the average of the annual capital investment recovery rates calculated for six-month periods, commencing on January 1, 1991, of the "25-Bond Revenue Index" appearing in each of the issues of "The Bond Buyer" published during the period from January 1, 1991 to June 30, 1991 and each six-month period thereafter up to the last six-month period immediately prior to the Monorail Fee Commencement Date by the respective incremental costs as set forth in items A, B and C of subparagraph (a) (1) of Section II of Schedule M of the Lease paid or incurred during each of the six-month periods by (y) the total of the incremental costs as set forth in items A, B and C of subparagraph (a) (1) of Section II of Schedule M of the Lease paid or incurred during the period from January 1, 1991 up to the Monorail Fee Commencement Date, plus (2) one hundred fifty (150) basis points.

                   (ii) The "Additional Monorail Factor" shall mean the annual average capital investment recovery rates of the "25-Bond Revenue Index" appearing in the last issue of "The Bond Buyer" published during the calendar year for which the said average will be applied, plus one hundred fifty (150) basis points.

                   (iii) In the event that "The Bond Buyer" or its "25-Bond Revenue Index" shall be discontinued prior to the date on which the Port Authority determines the Monorail Factor or the Additional Monorail Factor, then the Port Authority shall by notice to the Lessee present a comparable substitute for such Index for all subsequent six-month and annual periods, as aforesaid. The determination of the Port Authority as to such substitute shall be final.

              (5) The "Initial Monorail Construction Costs Payment Period" shall mean the period commencing on the Monorail Fee Commencement Date and ending on the day immediately preceding the twenty-fifth (25th) anniversary of the Monorail Fee Commencement Date.

              (6) The "Additional Monorail Construction Costs Payment Period" shall mean any period commencing on the date on which the Port Authority shall have certified that the construction of any future capital improvement or replacement for the Monorail System has been substantially completed and is operational and ending on the final day of the useful life of such future capital improvement or replacement in accordance with Port Authority accounting practice.

              (7) "Maximum Weight for Take-off" when used with reference to aircraft shall mean the maximum gross weight which such aircraft may lawfully have at the time of leaving the ground at any airport in the United States (under the most favorable conditions which may exist at such airport and without regard to special limiting factors arising out of the particular time, place or circumstances of the particular take-off, such as runway length, air temperature, or the like). The foregoing represents the uniform practice applied to all Aircraft Operators having agreements with the Port Authority with respect to the payment of the Monorail Fee under the provisions in any particular agreement. If such maximum gross weight is not fixed by or pursuant to law, then said phrase shall mean the actual gross weight at take-off.

              (8) The term "Passenger Aircraft," as used herein, shall mean all aircraft operated at the Airport except aircraft, configured to carry only cargo and air crew, government aircraft, and general aviation aircraft.

         (c) Effective as of the Monorail Commencement Date, the Lessee shall pay to the Port Authority the Monorail Fee established by the Port Authority from time to time in accordance with the Provisions of Schedule M, set forth in Paragraph 2 hereof, for each and every take-off of each and every Passenger Aircraft, as defined in subparagraph (b) of this Paragraph 1, operated by the Lessee. The said Monorail Fee shall be a fee per thousand pounds of total Maximum Weight for Take-off, as defined in said subparagraph
(b).

         (d) Commencing no later than the 20th day of the month following the month during which the Monorail Fee Commencement Date occurs and no later than the 20th day of each and every month thereafter, including the month following the expiration or earlier termination of the Lease, when the Lessee furnishes to the Port Authority a statement duly certified by an authorized officer of the Lessee certifying the number of take-offs by type of aircraft operated by the Lessee during the preceding calendar month, it shall also separately state take-offs by Passenger Aircraft. The Lessee shall pay to the Port Authority at the time it is obligated to furnish to the Port Authority the foregoing statement the Monorail Fee determined in accordance with Schedule M and payable by the Lessee for its Passenger Aircraft operations during the preceding calendar month computed on the basis of said operations. The Monorail Fee payable by the Lessee hereunder shall be in addition to any and all other rents, charges and fees imposed upon and payable by the Lessee under the Lease. The Monorail Fee shall be payable by the Lessee whether or not the Lessee uses the Monorail System or any or all of the Public Aircraft Facilities in addition to the runways.

         (e) Without limiting any of the foregoing provisions of this Paragraph or any of the provisions of Schedule M, commencing on the effective date hereof and from time to time thereafter and during each calendar year, but no more frequently than quarterly, the Port Authority may notify the Lessee whether and to what extent the payments due to the Port Authority resulting from the tentative Monorail Fee established pursuant to Schedule M will be likely to exceed or be less than the payments which would result from the estimated finalized Monorail Fee as described in Paragraph II of Schedule M for such year for the period during such year as designated by the Port Authority's notice. If such notice is given the Lessee shall pay a new tentative Monorail Fee established by the Port Authority and set forth in said notice until the same is further adjusted in accordance with this subparagraph or Schedule M.

     2.  There shall be added the the Lease, as "Schedule M," the following:

                               "SCHEDULE M"

       I. Commencing upon the date (hereinafter called the 'Monorail Fee Commencement Date') which the Port Authority shall have certified to be the date as of which the construction of the Monorail System at Newark International Airport (hereinafter called the 'Airport') has been substantially completed and is operational and continuing thereafter for the balance of the term of the Lease, the Lessee shall pay to the Port Authority a Monorail Fee for each and every take-off of each and every Passenger Aircraft, as defined in Paragraph 1 of Supplement No. 15 of the Lease, operated by the Lessee. For the period from the Monorail Fee Commencement Date through the 31st day of December of the year in which the said Monorail Fee Commencement Date occurs (which period is hereinafter referred to as 'the Initial Schedule M Period'), the Lessee shall pay for each and every such take-off, a tentative Monorail Fee at the rate of $0.94 per thousand pounds of Maximum Weight for Take-off, as defined in Paragraph 1 of Supplement
No. 15 of the Lease. It is understood that the Monorail Fee for the Initial Schedule M Period set forth above is tentative only and is subject to final determination as hereinafter provided.

      II.  Initial Construction Factor:

           (a) (1) On or after the Monorail Fee Commencement Date the Port Authority shall determine the portion of the total construction costs (the 'Monorail Construction Costs') paid or incurred by the Port Authority in connection with the Monorail Construction Work, which shall be the total of the following:

           A.   Construction Costs:

                (1) payments to independent contractors, vendors and suppliers;
                (2)  premiums or charges for Performance Bonds;
                (3)  insurance premiums or charges;
                (4) direct payroll and expenses of Port Authority employees and agents engaged in performance or supervision of the work, charged in accordance with Port Authority accounting practice.

           B.   Engineering Services:

                (1) payments to independent consultants and engineering firms;
                (2) direct payroll and expenses of Port Authority staff arising in connection with the work, charged in accordance with Port Authority accounting practice.

           C. Other direct costs charged in accordance with Port Authority accounting practice.

           D. Liquidated overhead in lieu of the Port Authority's administration and overhead costs in the amount of ten percent (10%) of the sum of all other elements of cost included in the Port Authority's net total cost (including Financial Expenses in 'E' below).

           E. Financial Expenses on the foregoing computed in accordance with Port Authority accounting practice.

                (2) The Port Authority shall deduct from the Monorail Construction Costs determined in subparagraph (1) above the amount of PFC Funds available to be applied to the Monorail System project, the remainder being hereinafter referred to as the 'Initial Net Capital Investment.'

           (b) The Port Authority shall determine an amount (the said amount being hereinafter referred to as the "Initial Construction Factor') equal to even monthly payments derived by multiplying the Initial Net Capital Investment by a monthly multiplier derived in accordance herewith from time to time by the application of the following formula:

                                     1

                                                               = Monthly
                                                                 Multiplier

                      1              -            1


                      i                      i  (1 + i)t =



Where i equals the Monorail Factor divided by twelve.

Where t (a power) equals 300.

     III.  Annual Operating Cost Factor

           (a) The Port Authority shall determine the total of the actual cost of direct labor, materials, insurance, payments to contractors and suppliers, utility purchases and other costs for operation, maintenance, repairs and replacements charged on an expensed basis directly to the Monorail System actually incurred or accrued, including any such costs incurred or accrued prior to the Monorail Fee Commencement Date, during the Initial Schedule M Period (hereinafter collectively called the 'Operating Costs'). Whether an item hereunder is expensed or capitalized will be governed by Port Authority accounting practices.

           (b) The Port Authority shall determine the total amount of rental or fees actually received by the Port Authority from rental car permittees specifically for and in connection with the portion of the Monorail Construction Costs and Operating Costs said permittees are obligated under their respective permits to pay the Port Authority (hereinafter called the 'Rental Car Credit'). The term 'Bus Service Credit' shall mean the amount of Five Hundred Thousand Dollars and No Cents ($500,000.00) and, together with the Rental Car Credit, shall be hereinafter collectively called 'the Credits'). The Port Authority shall subtract the Credits from the Operating Costs and multiply the remainder by one hundred and fifteen percent (115%), the product thereof being hereinafter called the "Annual Operating Cost Factor." The sum of the Initial Construction Factor and the Annual Operating Cost Factor constitutes the 'Total Capital and Operating Costs' as of the last day of the Initial Schedule M period.

      IV.  Additional Construction Factor

           (a) The Port Authority may in its discretion purchase an item or perform a project involving capital improvements and replacements other than the Monorail Construction Work in connection with the Monorail System and, in the event it does so, the Port Authority shall determine the portion of the Monorail Construction Costs paid or incurred by the Port Authority in connection therewith from and after the Monorail Fee Commencement Date up to and including December 31st of the calendar year during which the Monorail Fee Commencement Date occurs, or such subsequent calendar year during which such capital item or project is purchased or performed in connection with the Monorail System, which shall be the total of the elements of costs set forth in subparagraph (a) (1) of Section II hereof, said portion being hereinafter called the 'Additional Capital Investment.'

           (b) The Port Authority shall determine an amount (the said amount being hereinafter referred to as the 'Additional Construction Component' and, together with all other Additional Construction Components determined during the said calendar year, being hereinafter collectively called the 'Additional Construction Factor') equal to even monthly payments, payable over the useful life of the capital item or project for which it was made in accordance with Port authority accounting practice commencing on the date on which the Port Authority shall have certified that the purchase or construction of such capital item or project has been substantially completed and is operational and ending on the final date of the useful life of such capital item or project, derived by multiplying the Additional Capital Investment made during such calendar year by a monthly multiplier derived in accordance herewith from time to time by the application of the following formula:


                                     1

                                                               = Monthly
                                                                 Multiplier

                      1              -            1


                      i                      i  (1 + i)t =



Where i equals the Additional Monorail Factor divided by twelve.

Where t (a power) equals the useful life of such capital item or project in accordance with Port Authority accounting practice expressed in number of months.

       V.  Annual Monorail Cost

           The sum of the Initial Construction Factor, the Annual Operating Cost Factor, and the Additional Construction Factor, as the case may be, for the Initial Schedule M period or each subsequent calendar year is hereinafter called the 'Annual Monorail Cost.'

      VI.  Total Maximum Weight for Take-off

           The Port Authority shall determine the Total Maximum Weight for Take-off of all Passenger Aircraft using the Airport during the Initial Schedule M period and close of each calendar year.

     VII.  Monorail Fee Determination

           After the close of the Initial Schedule M Period and after the close of each calendar year thereafter, the Port Authority shall determine the Monorail Fee for the Initial Schedule M Period, or other calendar year, as the case may be, as follows:

           (a) The Port Authority shall determine the final Monorail Fee for the Initial Schedule M Period, or other calendar year for which the determination is being made, by dividing the Annual Monorail Cost by the Total Maximum Weight for Take-off (in thousands of pounds) determined in
Section VI above. The result shall constitute the Monorail Fee for the Initial Schedule M Period or other calendar year for which the determination is being made. It shall also constitute the tentative Monorail Fee for the calendar year following the year for which the determination is being made, and such Monorail Fee shall be expressed in cents per thousand pounds of Total Maximum Weight for Take-off to the nearest ten thousands of a cent.
The Monorail Fee shall be multiplied by the Total Maximum Weight for Take-off (in thousands of pounds) of all Passenger Aircraft operated by the Lessee which took off from the Airport during the Initial Schedule M Period or other calendar year for which the determination is being made and during the calendar months which have elapsed since the close of the Initial Schedule M Period or other calendar year. The resultant product shall constitute the Monorail Fee due and payable by the Lessee to the Port Authority for the Initial Schedule M Period, or for the calendar year for which the determination was made, and for the months which have elapsed since the close of the Initial Period or such other calendar year. The Lessee shall continue to make payments based on the new tentative Monorail Fee until the succeeding Monorail Fee is determined.

           (b) Any deficiency due to the Port Authority from the Lessee for the Initial Schedule M Period or for any calendar year thereafter resulting from the determination of any Monorail Fee as aforesaid shall be paid to the Port Authority by the Lessee within thirty (30) days after demand therefor and any excess payments made by the Lessee determined on the basis of a determination of any Monorail Fee shall be credited against future Monorail Fees, such credit to be made within thirty (30) days following the determination of the Monorail Fee. The determination of the Monorail Fee shall be made for the Initial Schedule M Period, and for such calendar year thereafter, by no later than April 30th of the following calendar year."

       3. (a) (1) In addition to the premises heretofore let to the Lessee under the Lease, the letting as to which shall continue in full force and effect, the Port Authority hereby lets to the Lessee and the Lessee hereby hires and takes from the Port Authority the following:

                     The portions of the Monorail Station, including the platform (up to but not including the platform doors to the monorail cars), stairway, escalators, and elevators providing access to the Monorail Station, serving Passenger Terminal Building C, which portions are shown in diagonal hatching and stipple on the drawings attached hereto, hereby made a part hereof and marked "Exhibit M (Sheet 1 of 2)" and "Exhibit M (Sheet 2 of 2)", respectively, together with the fixtures, improvements and other property, if any, of the Port Authority located or to be located therein or thereon, to be and become part of the premises under the Lease, as hereby amended, and are designated herein as and herein collectively called "Area M", let to the Lessee, subject to and in accordance with all the terms, provisions and covenants of the Lease as hereby amended for and during all the residue and remainder the term of the letting under the Lease as set forth in Section 4 (b) of the Lease. The parties acknowledge and agree that the ares added to the premises pursuant to this paragraph constitute non-residential real property.

           (2) Area M shall be used as a station of the Monorail System for the accommodation of employees, patrons, passengers, business visitors and guests of the Port Authority and the Lessee. Area M may also be used by other persons and the public generally.

           (3) There shall be no additional rental payable by the Lessee in connection with the use of Area M nor shall there be any abatement of rental in the event the Lessee shall lose the use of all or a portion of Area M.

                (b) If the Port Authority shall not give possession of Area M described in subparagraph (a) above on the effective date hereof by reason or failure or refusal of any occupant thereof to deliver possession thereof to the Port Authority or by reason of any cause or condition beyond the control of the Port Authority, the Port Authority shall not be subject to any liability for the failure to give possession on said date. No such failure to give possession on the date hereinabove specified shall in any wise affect the validity of this Agreement or the obligations of the Lessee hereunder, nor shall the same be construed in any wise to extend the term beyond the date stated in Section 4 (b) of the Lease. Tender shall be made by notice given at least (5) days prior to the effective date of the tender.

           (c) The Lessee acknowledges that it has not relied upon any representation or statement of the Port Authority or its Commissioners, officers, employees and agents as to the suitability of the areas added to the premises pursuant to this Paragraph for the operations permitted thereon by the Lease and agrees to take the said areas and to use the same in their "as is" condition at the time of the commencement of the letting hereunder subject to the Port Authority's right to perform and complete the Monorail Construction Work as defined in Paragraph 1 of Supplement No. 15 of the Lease. Without limiting any of the obligations of the Lessee under the Lease, the Lessee agrees that no portion of the premises under the Lease will be used initially or at any time during the letting thereof which is in a condition unsafe or improper for the conduct of the Lessee's operations under the Lease, as hereby amended, so that there is a possibility of injury or damage to life or property.

       4.  There shall be added at the end of subparagraph (3) of paragraph
(b) of Section 15 of the Lease the following sentence:

           "As to Area M of the premises, the foregoing obligations shall not apply to the roof and exterior structure of Area M."

       5. (a) The parties hereby acknowledge that the Port Authority is performing a certain landside access construction project at the Airport consisting generally of the following portions: a) the construction of certain roadway improvements at the Airport's principal roadway entrance; b) the construction of an inbound ramp connecting the I-78 Connector to Brewster Road and a corresponding ramp to facilitate outbound movements of traffic; c) the construction of roads to connect Monorail Stations "D2" and "E" to adjacent Airport roads, and drop-off/pick-up facilities at said Stations; d) an expansion of the Central Terminal Area Complex recirculation road; and e) other roadway improvements related thereto; all of the foregoing portions being hereinafter collectively called the "Phase 1A Roadway Work."

           (b) (1) For purposes of this Supplemental Agreement, the term "Phase 1A Costs" shall mean the total costs in connection with all portions of the Phase 1A Roadway Work, as determined under subparagraph (a) (1) of
Section II of Schedule M attached to the Lease by Paragraph 2 hereof as such costs are incurred in the performance of each portion of the Phase 1A Roadway Work.

                (2) "Phase 1A Charge Commencement Date" shall mean the date on which the Port Authority shall have certified that the construction of any portion of the Phase 1A Roadways has been substantially completed, provided, however, if any such date shall occur on other than the first day of a calendar month, the Phase 1A Charge Commencement Date shall mean the first
(1st) day of the first (1st) full calendar month immediately following the month during which the said date occurs.

                (3) (i) "The Phase 1A Factor" shall mean the sum of (1) the respective averages of the annual capital investment recovery rates of the "25-Bond Revenue Index" appearing in the respective last issues of "The Bond Buyer" published during each of the respective calendar years commencing on January 1, 1992 for which each such average will be applied, plus (2) one hundred fifty (150) basis points.

                    (ii) In the event that "The Bond Buyer" or its "25-Bond Revenue Index" shall be discontinued prior to the date on which the Port Authority determines the Phase 1A Factor, then the Port Authority shall by notice to the Lessee propose a comparable substitute for such Index for all subsequent periods as aforesaid. The determination of the Port Authority as to such substitute shall be final.

                (4) The "Phase 1A Charge Period" or "Phase 1A Charge Periods" shall mean the period or periods, as the case may be, commencing on the applicable Phase 1A Charge Commencement Date and ending on the day immediately preceding the twenty-fifth (25th) anniversary of said Phase 1A Charge Commencement Date.

                (5) For purposes of the calculations under this Paragraph 5, "PFC Funds" shall mean revenues derived from fees (herein called "Passenger Facility Charges") charged air passengers at the Airport, a portion of which revenues shall be applied to the Phase 1A Costs in accordance with Port Authority applications therefor as approved by the Federal Aviation Administration and the provisions of Section II of Schedule M as added to the Lease by Paragraph 2 of this Supplemental Agreement, the amount of which PFC Funds to be so applied being limited in amount to a total of Fifty Million Dollars and No Cents ($50,000,000.00).

           (c) (1) For any period from the applicable Phase 1A Commencement Date through the 31st day of December of the year in which the said date occurs (all such periods, for purposes of this Paragraph 5, being hereinafter referred to individually as a "Phase 1A Period"), the Port Authority shall establish and the Lessee shall pay a Phase 1A Charge, as follows:

                     (i) The Port Authority shall determine the portion of the total Phase 1A Costs paid or incurred by the Port Authority up to and including the day immediately preceding the said Phase 1A Commencement Date, each such portion being hereinafter referred to as the "Phase 1A Investment".

                    (ii) The Port Authority shall deduct from the first and each subsequent Phase 1A Investment determined in subparagraph (i) above the amount of PFC Funds available to be applied to the Phase 1A Costs until the amount of available PFC Funds is exhausted, the remainder and each such portion thereafter being hereinafter referred to as the "Net Phase 1A Investment".

                   (iii) The Port Authority shall estimate an amount (each such amount being hereinafter referred to as the "Annual Phase 1A Capital Cost") equal to even monthly payments derived by multiplying the applicable Net Phase 1A Investment by a monthly multiplier derived in accordance herewith from time to time by the application of the following formula:


                                     1

                                                               = Monthly
                                                                 Multiplier

                      1              -            1


                      i                      i  (1 + i)t =



Where i equals the Phase 1A Factor (as estimated by the Port Authority) divided by twelve.

Where t (a power) equals 300.

                    (iv) The Port Authority shall determine the Total Developed Land Square Feet on the Airport, as defined in Section 72 of the Lease, for the calendar year immediately preceding the applicable Phase 1A Commencement Date and shall divide the applicable Annual Phase 1A Capital Cost by said Total, the quotient thereof being hereinafter referred to as the "Phase 1A Charge Per Acre".

                     (v) The Port Authority shall determine the total developed land area at the Airport occupied by (i) all of the Lessee's premises hereunder (excluding Area C-3 thereof) and (ii) the portion of the Lessee's premises hereunder constituting Area C-3, all as determined in making the calculations under Paragraph II of Schedule A attached to the Lease, as of the last day of the applicable Phase 1A Period; the portions of said total under the foregoing clause (i) being hereinafter referred to as the "Lessee's C-1 and C-2 Terminal Acreage" and the portion of said total under the foregoing clause (ii) being hereinafter referred to as the "Lessee's C-3 Terminal Acreage".

                    (vi) The Port Authority shall multiply the applicable Lessee's C-1 and C-2 Terminal Acreage by the applicable Phase 1A Charge Per Acre, and the Port Authority shall also multiply the applicable Lessee's C-3 Terminal Acreage by the applicable Phase 1A Charge Per Acre, the sum of the two resulting products thereof being herein referred to as the "Phase 1A Charge".

                (2) At the time the Port Authority advises the Lessee of the final Airport Services Factor for the calendar year during which any respective Phase 1A Period occurs, the Port Authority shall also advise the Lessee of the applicable Phase 1A Charge, which shall be the amount due and payable by the Lessee to the Port Authority for each calendar month during the applicable Phase 1A Period and for each and every month in the calendar year during which the Phase 1A Charge is calculated. The Lessee shall pay the accumulated total thereof for each month of the applicable Phase 1A Period and for the months that have elapsed since the end of the applicable Phase 1A Period at the time it pays the tentative Airport Services Factor for the calendar month following the month during which the applicable Phase 1A charge is calculated. The Lessee shall continue to make payments based on the said Phase 1A Charge until the same is further adjusted based upon actual costs incurred in the performance of the Phase 1A Roadway Work, as provided in subparagraph (3) hereof.

                (3) After the close of calendar year 1995 and after the close of each calendar year thereafter up to and including the calendar year during which the Phase 1A Roadway Work is completed (it being understood that, in the event the Phase 1A Roadway Work is not completed by December 31, 1998, the Lessee shall have no right, nor shall the Port Authority have any obligation to extend or to offer, to extend the term of the letting hereunder beyond March 31, 2013), the Port Authority will adjust, if necessary, the applicable Phase 1A Charge, as follows:

                     (i) The Port Authority shall determine the portion of the total Phase 1A Costs paid or incurred by the Port Authority during the calendar year for which the adjustment is being made for any portion of the Phase 1A Roadway Work certified as complete and operational, each such portion being hereinafter referred to as the "Final Phase 1A Investment".

                    (ii) The Port Authority shall determine an amount (each such amount being hereinafter referred to as the "Final Annual Capital Cost") equal to even monthly payments derived by multiplying the applicable Final Phase 1A Investment by a monthly multiplier derived in accordance herewith from time to time by the application of the following formula:


                                     1

                                                               = Monthly
                                                                 Multiplier

                      1              -            1


                      i                      i  (1 + i)t =



Where i equals the Phase 1A Factor (as determined by the Port Authority) divided by twelve.

Where t (a power) equals 300.

                   (iii) The Port Authority shall determine the final Phase 1A Charge Per Acre in the manner set forth in item (iv) of subparagraph (c)
(1) hereof.

                    (iv) The Port Authority shall determine the final Lessee's C-1 and C-2 Terminal Acreage and the final Lessee's Terminal C-3 Acreage in the manner set forth in item (v) of subparagraph (c) (1) hereof.

                     (v) The Port Authority shall determine the final Phase 1A Charge in the manner set forth in item (vi) of subparagraph (c) (1) hereof.

                (4) At the time the Port Authority advises the Lessee of the final Airport Services Factor for the calendar year for which the said determination is being made, the Port Authority shall also advise the Lessee of the final Phase 1A Charge, which shall be the amount due and payable by the Lessee to the Port Authority for each calendar month during the calendar year for which the said determination is being made and for each and every month thereafter during the remainder of the Phase 1A Charge Period. The Lessee shall pay the said Phase 1A Charge at the time it pays the tentative Airport Services Factor for the calendar month following the month during which the said Phase 1A Charge is calculated and shall continue to make payments based on the said Phase 1A Charge at the time it pays each Airport Services Factor during the remainder of the Phase 1A Charge Period.

                (5) In the event that the Port Authority shall determine that it expended in the cost of any portion of the Phase 1A Roadway Work amounts as set forth in subparagraph (b) (1) hereof which total more or which total less than the applicable Phase 1A Costs in effect on the day immediately preceding the applicable Phase 1A Charge Commencement Date up to the time of such determination or at any time after the determination of any final Phase 1A Charge then, (x) if more was expended, upon demand of the Port Authority, the Lessee shall pay to the Port Authority an amount equal to the difference between the amounts expended by the Port Authority as so determined by the Port Authority and, (y) if less was expended, the Port Authority shall credit to the Lessee an amount equal to the difference between the amounts expended by the Port Authority as so determined by the Port Authority and, in each case, the aforesaid Phase 1A Costs or such final Phase 1A Charge, as the case may be, in effect on the day immediately preceding the applicable Phase 1A Charge Commencement Date or the day immediately preceding the end of the calendar year for which such final Phase 1A Charge is calculated, and, effective from and after such date of such payment or credit, the applicable Phase 1A Costs for purposes of subparagraph
(c) hereof shall be increased or decreased, as the case may be, by the amount of such payment or credit and the applicable Phase 1A Charge payable by the Lessee adjusted appropriately hereunder.

                (6) Any deficiency in the amounts due to the Port Authority from the Lessee for any calendar year resulting from the adjustment of any Phase 1A Charge shall be paid to the Port Authority by the Lessee within thirty (30) days after demand therefor and any excess payments made by the Lessee determined on the basis of an adjusted Phase 1A Charge shall be credited against future rentals, such credit to be made within thirty (30) days following the adjustment of the applicable Phase 1A Charge, as the case may be.

       6. There shall be added immediately after Paragraph VIII of Schedule A attached to the Lease a new Paragraph IX reading as follows:

           "IX. The Port Authority and the Lessee hereby agree that the Monorail Construction Costs, as defined in Paragraph 1 of Supplement No. 15 of the Lease, and the Phase 1A Costs, as defined in Paragraph 5 of Supplement No. 15 of the Lease, shall not be included in any calculation under this Schedule A. All costs for construction, repair, maintenance, modification and operation of the Monorail System and the Phase 1A Roadways not included in the Monorail Construction Costs or the Phase 1A Costs, respectively, shall be included hereunder."

       7. Schedule B attached to the Lease, as heretofore amended, shall be deemed further amended further amended as follows:

           (a) The seventh (7th) line of Paragraph I thereof shall be amended to read as follows:

                "Non-exclusive Areas for heating, domestic use and air conditioning, and, from and after January 1, 1995, in connection with the Phase 1A Roadway Work, as defined in Supplement No. 15 of the Lease."

           (b) There shall be added immediately after subparagraph 4 of Paragraph I thereof, as subparagraph 5, the following:

                "5.  Phase 1A CH&RP Charge:

           (a) In connection with the Phase 1A roadway Work, as defined in Supplement No. 15 of the Lease, and in addition to the charges above, the Lessee shall pay a Phase 1A CH&RP Charge determined as follows: after the close of calendar year 1994, the Port Authority shall establish an Initial Phase 1A CH&RP Charge by multiplying the Initial Fee Per Acre, as determined in Paragraph 5 of Supplement No. 15 of the Lease, by the total developed land area at the Airport occupied by the Central Heating and Refrigeration Plant during the calendar year for which the adjustment is being made and the resulting product shall be divided by three (3) which result thereof shall be divided by twelve (12) and the result thereof being herein referred to as the 'Initial Phase 1A CR&RP Charge.'

           (b) At the time the Port Authority advises the Lessee of the final Charges hereunder for the calendar year during which the Initial Period occurs, the Port Authority shall also advise the Lessee of the Initial Phase 1A CH&RP Charge, which shall be the amount due and payable by the Lessee to the Port Authority for each calendar month during the Initial Period and for each and every month in the calendar year during which the Initial Phase 1A CH&RP Charge is calculated. The Lessee shall pay the accumulated total thereof for each month of the Initial Period and for the months that have elapsed since the end of the Initial Period at the time it pays the tentative Charges hereunder for the calendar month following the month during which the Initial Phase 1A CH&RP Charge is calculated. The Lessee shall continue to make payments based on the said Initial Phase 1A CH&RP Charge until the same is further adjusted."

           (c) There shall be added immediately after Paragraph IV thereof, as Paragraph IVa, the following:

    "IVa. (a) After the close of calendar year 1994 and after the close of each calendar year thereafter up to and including the calendar year during which the Phase 1A Roadway Work is completed (it being understood that, in the event the Phase 1A Roadway Work is not completed by December 31, 1998, the Lessee shall have no right nor shall the Port Authority have any obligation to extend or to offer to extend the term of the letting hereunder beyond March 31, 2013), the Port authority will adjust the Initial Phase 1A CH&RP Charge specified above, upwards or downwards, as follows: after the close of calendar year 1995 and after the close of each calendar year thereafter up to and including the calendar year during which the Phase 1A Roadway Work is completed, the Port Authority shall establish a New Phase 1A CH&RP Charge by multiplying the New Fee Per Acre, as determined in Paragraph 5 of Supplement No. 15 of the Lease, by the total developed land area at the Airport occupied by the Central Heating and Refrigeration Plant during the calendar year for which the adjustment is being made and the resulting product shall be divided by three (3) which result thereof shall be divided by twelve (12), and the product thereof being herein referred to as the 'New Phase 1A CH&RP Charge'.

           (b) At the time the Port Authority advises the Lessee of the final Charges hereunder for calendar year 1994 or such other calendar for which the adjustment is being made, the Port Authority shall also advise the Lessee of the New Phase 1A CH&RP Charge, which shall be the amount due and payable by the Lessee to the Port Authority for each calendar month during calendar year 1995 or such other calendar year and for each and every month thereafter during the remainder of the Phase 1A Charge Period. The Lessee shall pay the New Phase 1A CH&RP Charge at the time it pays the tentative Charges for the calendar month following the month during which the New Phase 1A CH&RP Charge is calculated and shall continue to make payments based on the said New Phase 1A CH&RP charge at the time it pays each Charge hereunder during the remainder of the Phase 1A Charge Period.

           (c) Any deficiency in the amounts due to the Port Authority from the Lessee for any calendar year resulting from the adjustment of the Initial or New Phase 1A CH&RP Charge shall be paid to the Port Authority by the Lessee within thirty (30) days after demand therefor and any excess payments made by the Lessee determined on the basis of an adjusted Initial or New Phase 1A CH&RP Charge shall be credited against future Charges hereunder, such credit to be made within thirty (30) days following the adjustment of the Initial or New Phase 1A CH&RP Charge, as the case may be."

       8. Schedule C attached to the Lease, as heretofore amended, shall be deemed further amended as follows:

           (a) The fifth (5th), sixth (6th) and seventh (7th) lines of Paragraph I thereof shall be amended to read as follows:

        "(hereinafter called the 'Airport') and continuing thereafter throughout the term of the letting under the Agreement, the Lessee shall pay to the Port Authority a flight fee for each and every take-off made by any aircraft operated by the Lessee. In connection with the Phase 1A Roadway Work as defined in Supplement No. 15 of the Lease, there shall be included in the aforesaid flight fee an Initial Phase 1A Charge Factor subject to adjustment as hereinafter provided. For. . ."

           (b) There shall be added immediately after subparagraph B of Paragraph II thereof, as subparagraph BB, the following:

        "BB.  Initial Phase 1A Charge Factor:

           In connection with the Phase 1A Roadway Work and in addition to the P.A.F. Charge Factor and the Airport Services Charge Factor above, the Lessee shall pay an Initial Phase 1A Charge Factor determined as follows: after the close of calendar year 1994, the Port Authority shall establish an Initial Phase 1A Charge Factor by multiplying the Initial Fee Per Acre, as determined in Paragraph 5 of Supplement No. 15 of the Lease, by the total developed land area at the Airport occupied by the Public Aircraft Facilities during the calendar year for which the adjustment is being made and the resulting product shall be divided by the total Maximum Weight for Take-off of all aircraft, as determined under subparagraph A (2) of Section II hereof, at the Airport during the calendar year for which the adjustment is being made, and the quotient thereof shall be multiplied by one thousand (1000), the resulting product thereof being herein referred to as the 'Initial Phase 1A Charge Factor'."

           (c) There shall be added immediately after subparagraph BB thereof, as subparagraph BBB, the following:

        "BBB.  New Phase 1A Charge Factor

           After the close of calendar year 1994 and after the close of each calendar year thereafter up to and including the calendar year during which the Phase 1A Roadway Work is substantially completed (it being understood that, in the event the Phase 1A Roadway Work is not completed by December 31, 1998, the Lessee shall have no right nor shall the Port Authority have any obligation to extend or to offer to extend the term of the letting hereunder beyond March 31, 2013), the Port Authority will adjust the Initial Phase 1A Charge Factor specified above and any New Phase 1A Charge Factor, as hereinafter defined, as the case may be, upwards or downwards, as follows: after the close of calendar year 1994 and after the close of each calendar year thereafter up to and including the calendar year during which the Phase 1A Roadway Work is completed, the Port Authority shall establish a New Phase 1A Charge Factor by multiplying the New Fee Per Acre, as determined in Paragraph 5 of Supplement No. 15 of the Lease, by the total developed land area at the Airport occupied by the Public Aircraft Facilities during the calendar year for which the adjustment is being made and the resulting product shall be divided by the total Maximum Weight for Take-Off of all aircraft, as determined under subparagraph A(2) of Section I hereof, operated at the Airport during the calendar year for which the adjustment is being made, and the quotient thereof shall be multiplied by one thousand
(1000), the resulting product thereof being, in each case, herein referred to as the 'New Phase 1A Charge Factor'."

           (d) The first (1st) line of subparagraph (C) thereof shall be amended to read as follows:

                "The final P.A.F. Charge Factor, the final airport Services Charge Factor and the Initial or New Phase 1A Charge Factor, as the case may be, as determined above..."


       9. Schedule D attached to the Lease, as heretofore amended shall be deemed further amended as follows:

           (a) The sixth (6th), seventh (7th) and eight (8th) lines of Paragraph I thereof shall be amended to read as follows:

           "and continuing thereafter throughout the term of the letting under the Agreement the Lessee shall pay to the Port Authority a gallonage fee for each gallon of fuel delivered to aircraft operated by the Lessee. The Lessee, as an additional component of said gallonage fee and in connection with the Phase 1A Roadway Work, as defined in Supplement No. 15 to the Lease shall pay an initial Phase 1A Charge Component and a New Phase 1A Charge Component as hereinafter determined. The Lessee either itself, if it is a fuel storage...."

           (b) There shall be added immediately after subparagraph B of Paragraph II thereof, as subparagraph BB, the following:

           "BB. Initial Phase 1A Charge Component:

           In connection with the Phase 1A Roadway Work and in addition to the System Charge Component and the Airport Services Charge Component above, the Lessee shall pay an Initial Phase 1A Charge Component determined as follows: after the close of calendar year 1994, the Port Authority shall establish an Initial Phase 1A Charge Component by multiplying the Initial Fee Per Acre, as determined in Paragraph 5 of Supplement No. 15 of the Lease, by the total developed land area at the Airport occupied by the Fuel System during the calendar year for which the adjustment is being made and the resulting product shall be divided by the actual number of gallons of fuel delivered through the Fuel System to all aircraft, as determined under subparagraph A (2) of Section II hereof, operated at the Airport during the calendar year for which the adjustment is being made, the quotient thereof being herein referred to as the 'Initial Phase 1A Charge Component'."

           (c) There shall be added immediately after subparagraph BB of Paragraph II thereof, as subparagraph BBB, the following:

           "BBB.  New Phase 1A Charge Component:

           After the close of calendar year 1994 and after the close of each calendar year thereafter up to and including the calendar year during which the Phase 1A Roadway Work is substantially completed (it being understood that, in the event the Phase 1A Roadway Work is not completed by December 31, 1998, the Lessee shall have no right nor shall the Port Authority have any obligation to extend or to offer to extend the term of the letting hereunder beyond March 31, 2013), the Port Authority will adjust the Initial Phase 1A Charge Component specified above and any New Phase 1A Charge Component, as hereinafter defined, as the case may be, upwards or downwards, as follows: after the close of calendar year 1994 and after the close of each calendar year thereafter up to and including the calendar year during which the Phase 1A Roadway Work is completed, the Port Authority shall establish a New Phase 1A Charge Component by multiplying the New Fee Per Acre, as determined in Paragraph 5 of Supplement 15 of the Lease, by the total developed land area at the Airport occupied by the Fuel system during the calendar year for which the adjustment is being made and the resulting product shall be divided by the actual number of gallons of fuel delivered through the Fuel System to all aircraft, as determined under subparagraph A (2) of Section II hereof, operated at the Airport during the calendar year for which the adjustment is being made, the quotient thereof being herein referred to as the 'New Phase 1A Charge Component'."

           (d) The first (1st) line of subparagraph (C) thereof shall be amended to read as follows:

           "The final System Charge Component, the final Airport Services Charge Component and the Initial or New Phase 1A Charge Component,
           as the case may be, as determined above shall be...."

      10. There shall be added to the Lease immediately after Section 92 thereof the following "Section 92A":

"Section 92A.  Airline Service Standards

      Subject to and without limiting or affecting any other term or provision of this Lease, the Lessee agrees to provide service at the premises for the benefit of the traveling public in a manner consistent with generally accepted airline industry standards for airport terminals and will cooperate with the Port Authority and other airlines serving the traveling public at the Airport in maintaining these standards through organized airport service improvement groups. The foregoing provision shall be binding as well on sublessees and others using the premises."

      11. Effective as of December 31, 1998, the term of the letting of the Area C-3 portion of the premises under the Lease is hereby extended for the period ending on March 31, 2013, unless sooner terminated, at the rentals in accordance with Paragraphs 12 and 13 below and upon all the terms, covenants, provisions and conditions of the Lease, as hereby amended.

      12. Area C-3 Annual Rentals: For the period commencing on January 1, 1999 to and including December 31, 2003, in addition to all other rentals, fees and charges under the Lease, the Lessee shall pay to the Port Authority rental for Area C-3 during the extension set forth in Paragraph 11 hereof as follows:

           For Area C-3 rental at an annual rate consisting of a Facility Factor, as hereinafter defined, in the amount of Seven Million Seven Hundred Nine Thousand Eight Hundred Forty-Five Dollars and No Cents ($7,709.845.00) plus the Airport Services Factor, as the same shall then have been adjusted in accordance with Schedule A attached to the Lease, as herein amended, based upon a 1993 final Airport Services Factor in the amount of One Million Two Hundred Sixty-seven Thousand Four Hundred Twenty-eight Dollars and No Cents ($1,267,428.00), which annual rate is subject to adjustment from time to time as provided in Paragraph 13 hereof and Schedule A of the Lease, as herein amended, ("Area C-3 Annual Rental"). The Lessee shall pay the rental for Area C-3, as the same shall then have been determined based upon the aforesaid adjustments, monthly in advance on January 1, 1999 and on the first day of each and every succeeding month in equal installments until such time as the aforesaid annual rate has been further adjusted in accordance with Paragraph 13 hereof and Schedule A of the Lease, as herein amended, which adjusted annual rate shall remain in effect until the next adjustment and the monthly installments payable after each such adjustment shall be equal to one-twelfth (1/12th) of said annual rate as so adjusted.

      13. (a) For the aforesaid period from January 1, 1999 to and including December 31, 2003, the Area C-3 annual rentals payable under Paragraph 12 hereof is made up of two factors, one, a variable factor herein called the "Facility Factor", presently represents Seven Million Seven Hundred Nine Thousand Eight Hundred Forty-five Dollars and No Cents ($7,709,845.00) of the aforesaid annual rentals and the other, a variable factor herein called the "Airport Services Factor", represents the Airport Services Factor under the Lease, as the same shall have then been adjusted in accordance with Schedule A, as herein amended, based upon a total 1993 final Airport Services Factor in the amount of One Million Two Hundred Sixty-seven Thousand Four Hundred Twenty-Eight Dollars and No Cents ($1,267,428.00), of the total aforesaid annual rentals.

           (b) On January 1, 2004 and on each succeeding fifth (5th) anniversary of said date, the Facility Factor of the Area C-3 annual rentals payable by the Lessee under Paragraph 12 hereof shall be increased to the product resulting from multiplying the Facility Factor in effect on December 31, 2003 and on each succeeding fifth (5th) anniversary of said date, as the case may be, by a percentage equal to 121.6653%.
Accordingly,

                     (i) for the period from January 1, 2004 to and including December 31, 2008, the Facility Factor of the Area C-3 annual rentals payable under Paragraph 12 hereof, shall represent Nine Million Three Hundred Eighty Thousand Two Hundred Six Dollars and Five Cents
($9,380,206.05); and

                    (ii) for the period from January 1, 2009 to and including March 31, 2013, the Facility Factor of the Area C-3 annual rentals payable under Paragraph 12 hereof shall represent Eleven Million Four Hundred Twelve Thousand Four Hundred Fifty-five Dollars and Eighty-three Cents ($11,412,455.83).

           (c) After December 31, 1998 and after the close of each calendar year thereafter, the Port Authority will continue to adjust the Airport Services Factor of the Area C-3 annual rentals payable by the Lessee under Paragraph 12 hereof, such adjustment to be made as provided in Schedule A, as herein amended.


           (d) The Lessee shall pay the total Area C-3 annual rentals payable by the Lessee under Paragraph 12 hereof, as the same have been adjusted in accordance with subparagraphs (b) and (c) of this Paragraph 13, monthly in advance on January 1, 2004 and on the first day of each and every succeeding month in equal installments until such time as the said total Area C-3 annual rentals have been further adjusted in accordance with this Paragraph 13 and Schedule A, as herein amended, which adjusted total annual rentals shall remain in effect until the next adjustment and the monthly installments payable after each such adjustment shall be equal to one-twelfth (1/12th) of said total annual rentals as so adjusted.

           (e) In the event the term of the letting of Area C-3 shall expire on a day other than the last day of a month, the monthly installment of rentals for Area C-3 for said month shall be the monthly installment prorated on a daily basis using the actual number of days in the said month.

           (f) The Lessee understands and agrees that, while the term of Area C-3 of the premises under the Lease as extended hereunder shall expire on March 31, 2013 the final Airport Services Factor for the year 2013 will not be determined for some months after such expiration and that the Lessee's obligation to pay any deficiency in the Area C-3 rental for the year 2014 or the Port Authority's obligation to pay a refund in said rentals resulting from the determination of the final Airport Services Factor for the year 2013 shall survive such expiration of the Lease and shall remain in full force and effect until such deficiency or refund, if any, is paid. The Lessee hereby specifically acknowledges that neither the survival of the obligation with respect to any such deficiency or refund nor any other provision of this Supplemental Agreement shall grant or shall be deemed to grant any rights whatsoever to the Lessee to have the term of the letting under the Lease, or any portion of the Premises thereunder, extended for the period beyond
March 31, 2013 or affect in any way the Port Authority's right to terminate the Lease, or any portion of the premises thereunder, as provided therein.

      14. Effective as of January 1, 1999, Schedule A attached to the Lease, as the same has been heretofore amended, shall be deemed further amended as follows:

           (a) The second sentence of the first (1st) paragraph thereof (as set forth in Paragraph 3 (b) (2) (i) of Supplement No. 8 of the Lease) shall be deemed amended to read as follows:

                "The Lessee shall pay the rentals for Area C-3 at the rates and times stated in Paragraphs 12 and 13 of Supplement No. 15 of the Lease until the said rates are adjusted as hereinafter provided".

           (b) The last six lines of said first paragraph of Schedule A as the same are set forth in Paragraph 3 (b) (2) (ii) of Supplement No. 8 of the Lease shall be deemed amended to read as follows:

                "further, after the close of calendar year 1998 and after the close of each calendar year thereafter, the Port Authority will adjust the Airport Services Factor of the Area C-3 Annual Rental presently set forth in subparagraph 13 (a) of Supplement No. 15 of the Lease, upwards or downwards, as follows:"

      15. Effective January 1, 1999, subparagraph (e) (1) of Paragraph 3 of Supplement No. 8 of the Lease shall be deemed amended to read as follows:

                "(e) (1) Effective from and after January 1, 1999, in the event the Lessee shall at any time by the provisions of this Agreement become entitled to an abatement of the Area C-3 Annual Rental, the Facility Factor of the Area C-3 Annual Rental for each square foot of floor space of Area C-3 shall be reduced for each calendar day or major fraction thereof the abatement remains in effect, the use of which is denied the Lessee, by the following amounts: (it being understood that there shall be no abatement of Area C-3 Annual Rental under the Lease for any portion of Area C-3 or for any portion of the term except as specifically provided in this Agreement):

                     (i) for each square foot of floor space of Area C-3 at the following daily rate:

                    (aa) for the portion of the term of the letting of Area C-3 set forth in Paragraph 13 (a) of Supplement No. 15 of the Lease (January 1, 1999 to and including December 31, 2003) at the daily rate of
                          .....$0.1095890.

                    (bb) for the portion of the term of the letting of Area C-3 set forth in Paragraph 13 (b) (i) of Supplement No. 15 of the Lease (January 1, 2004 to and including December 31, 2008) at the daily rate of ..........$0.1333318.

                    (cc) for the portion of the term of the letting of Area C-3 set forth in Paragraph 13 (b) (ii) of Supplement No. 15 of the Lease (January 1, 2009 to March 31, 2013) at the daily rate of
                          ......$0.1622186.

                    (ii) with respect to the Area D portion of Area C-3 (as described in Paragraph 1 (a) (vi) of Supplement No. 8 of the Lease): Any such abatement shall be made on an equitable basis giving effect to the amount and character of the said Area D portion of Area C-3 the use of which is denied to the Lessee as compared with the entire Area C-3.

     For the purpose of this Agreement, the measurement of interior building space in Area C-3 shall be computed (i) from the inside surface of outer walls of the structure of which Area C-3 forms a part; (ii) from the center of partitions separating Area C-3 from areas occupied from or used by others."

      16. Section 53 of the Lease entitled "Payment of Flight Fees" shall be deemed amended as follows:

           (a)  The date appearing on the third (3rd) line of paragraph (a)
(1) thereof as "December 31, 1998" shall be deemed amended to read "March 31, 2013".

           (b) Subparagraph (2) of paragraph (a) thereof shall be deemed amended to read as follows:

           "(2) It is recognized that the flight fee provisions contained in Schedule C are effective through the expiration date of the lettering hereunder (March 31, 2013)."

      17. Section 56 of the Lease entitled "Fuel Gallonage Fees" shall be deemed amended as follows:

           (a) The date appearing as "December 31, 1998" on the second (2nd) line of paragraph (a) thereof shall be deemed amended to read "March 13, 2013".

           (b) The second subparagraph of paragraph (a) thereof shall be deemed amended to read as follows:

                "It is recognized that the fuel gallonage fee provisions contained in Schedule D are effective through the expiration of the letting hereunder (March 31, 2013)."

      18. It is understood, acknowledged and agreed that the right of the Port Authority to terminate the Lease and the letting thereunder with respect to all or portions of Area C-3 as specified in, provided under, and as stated in Paragraph 5 of Supplement No. 11 of the Lease shall continue to apply with full force and effect in accordance with the terms thereof throughout the term of Area C-3 as such term is extended by Paragraph 11 hereof.

      19. The Lessee represents and warrants that no broker has been concerned in the negotiation of this Supplemental Agreement and that there is no broker who is or may be entitled to be paid a commission in connection therewith. The Lessee shall indemnify and save harmless the Port Authority of and from any and all claims for commission or brokerage made by any and all persons, firms or corporations whatsoever for services in connection with the negotiation and execution of this Supplemental Agreement.

      20. Neither the Commissioners of the Port Authority nor any of them, nor any officer, agent or employee thereof, shall be charged personally by the Lessee with any liability, or held liable to it under any term or provision of this Supplemental Agreement, or because of its execution or attempted execution or because of any breach thereof.

      21. As hereby amended, all of the terms, covenants, provisions, conditions and agreements of the Lease shall be and remain in full force and effect.

      22. This Supplemental Agreement and the Lease which it amends constitute the entire agreement between the Port Authority and the Lessee on the subject matter, and may not be changed, modified, discharged or extended except by instrument in writing duly executed on behalf of both the Port Authority and the Lessee. The Lessee agrees that no representations or warranties shall be binding upon the Port Authority unless expressed in writing in the Lease or this Supplemental Agreement.

     IN WITNESS WHEREOF, the Port Authority and the Lessee have executed these presents as of the date first above written.

ATTEST:                            THE PORT AUTHORITY OF NEW YORK
                                                  AND NEW JERSEY

/s/ Lysa C. Med                    By /s/ Gerald P. Fitzgerald
     Secretary
                                   (Title)   Director of Aviation
                                                       (Seal)

ATTEST:                            CONTINENTAL AIRLINES, INC.

/s/                                By /s/ Holden Shannon

                                   (Title)   Staff Vice President
                                                 (Corporate Seal)

CSL-61273; - Ack. N.J.; Corp. & Corp.

STATE OF NEW YORK
                       )
COUNTY OF NEW YORK     ) SS.
                       )
     On this       day of        , 1995, before me, the subscriber, a notary
public of New York, personally appeared          the           of The Port
Authority of New York and New Jersey, who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Commissioners.


                                                   (notarial seal and stamp)

STATE OF TEXAS
                       )
COUNTY OF HARRIS       ) SS.
                       )
     On this 13th day of September, 1995, before me, the subscriber, a notary public of Texas personally appeared Holden Shannon, the Staff Vice-President of CONTINENTAL AIRLINES, INC., who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Directors.

                                                    /s/ Sandra Y. Massalo
                                                   (notarial seal and stamp)

STATE OF
                       )
COUNTY OF              ) SS.
                       )

On this   day of         , 1995, before me, the subscriber, a President of
      , who I am satisfied is the person who has signed the within instrument; and, I having first made known to him the contents thereof, he did acknowledge that he signed, sealed with the corporate seal and delivered the same as such officer aforesaid and the within instrument is the voluntary act and deed of such corporation made by virtue of the authority of its Board of Directors.


                                                   (notarial seal and stamp)

                                                               Exhibit 10.4



                 AMENDED AND RESTATED EMPLOYMENT AGREEMENT


     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT ("Agreement") is made by and between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Company"), and GORDON M. BETHUNE ("Executive").

                           W I T N E S S E T H:

     WHEREAS, Company and Executive are parties to that certain Employment Agreement dated as of June 5, 1995 (the "Current Agreement"); and

     WHEREAS, the Human Resources Committee of the Board of Directors, at its November 2, 1995 meeting, authorized the amendment of the employment agreement of Executive with respect to certain matters; and

     WHEREAS, in connection therewith, the parties desire to amend the Current Agreement and restate it, as so amended, in its entirety as this Agreement;

     NOW, THEREFORE, for and in consideration of the mutual promises, covenants and obligations contained herein, Company and Executive agree as follows:


ARTICLE I.:  EMPLOYMENT AND DUTIES

     1A. Employment; Effective Date. Company agrees to employ Executive and Executive agrees to be employed by Company, beginning as of the Effective Date (as hereinafter defined) and continuing for the period of time set forth in Article 2 of this Agreement, subject to the terms and conditions of this Agreement. For purposes of this Agreement, the "Effective Date" shall be June 6, 1995.

     1B. Positions. From and after the Effective Date, Company shall employ Executive in the positions of President and Chief Executive Officer of Company, or in such other positions as the parties mutually may agree, and shall, for the full term of Executive's employment hereunder, cause Executive to be nominated for election as a director of Company and use its best efforts to secure such election.

     1C. Duties and Services. Executive agrees to serve in the positions referred to in paragraph 1.2 and, if elected, as a director of Company and to perform diligently and to the best of his abilities the duties and services appertaining to such offices as set forth in the Bylaws of Company in effect on the Effective Date, as well as such additional duties and services appropriate to such offices which the parties mutually may agree upon from time to time.


ARTICLE II.:  TERM AND TERMINATION OF EMPLOYMENT

     2A. Term. Unless sooner terminated pursuant to other provisions hereof, Company agrees to employ Executive for a three-year period beginning on the Effective Date. Said term of employment shall be extended automatically for an additional successive three-year period as of the third anniversary of the Effective Date and as of the last day of each successive three-year period of time thereafter that this Agreement is in effect; provided, however, that if, prior to the date which is six months before the last day of any such three-year term of employment, either party shall give written notice to the other that no such automatic extension shall occur, then Executive's employment shall terminate on the last day of the three-year term of employment during which such notice is given.

     2B. Company's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Company, acting pursuant to an express resolution of the Board of Directors of Company (the "Board of Directors"), shall have the right to terminate Executive's employment under this Agreement at any time for any of the following reasons:

          1.   upon Executive's death;

          2. upon Executive's becoming incapacitated for a period of at least 180 days by accident, sickness or other circumstance which renders him mentally or physically incapable of performing the material duties and services required of him hereunder on a full-time basis during such period;

          3. for cause, which for purposes of this Agreement shall mean Executive's gross negligence or willful misconduct in the performance of the material duties and services required of him pursuant to this Agreement;

          4. for Executive's material breach of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice to Executive by Company of such breach; or

          5. for any other reason whatsoever, in the sole discretion of the Board of Directors.

     2C. Executive's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Executive shall have the right to terminate his employment under this Agreement at any time for any of the following reasons:

          1. the assignment to Executive by the Board of Directors or other officers or representatives of Company of duties materially inconsistent with the duties associated with the positions described in paragraph 1.2 as such duties are constituted as of the Effective Date;

          2. a material diminution in the nature or scope of Executive's authority, responsibilities, or titles from those applicable to him as of the Effective Date;

          3. the occurrence of material acts or conduct on the part of Company or its officers or representatives which prevent Executive from performing his duties and responsibilities pursuant to this Agreement;

          4. Company requiring Executive to be permanently based anywhere outside a major urban center in Texas;

          5. the taking of any action by Company that would materially adversely affect the corporate amenities enjoyed by Executive on the Effective Date;

          6. a material breach by Company of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice of such breach by Executive to Company; or

          7. for any other reason whatsoever, in the sole discretion of Executive.

     2D. Notice of Termination. If Company or Executive desires to terminate Executive's employment hereunder at any time prior to expiration of the term of employment as provided in paragraph 2.1, it or he shall do so by giving written notice to the other party that it or he has elected to terminate Executive's employment hereunder and stating the effective date and reason for such termination, provided that no such action shall alter or amend any other provisions hereof or rights arising hereunder.


ARTICLE III.:  COMPENSATION AND BENEFITS

     3A. Base Salary. During the period of this Agreement, Executive shall receive a minimum annual base salary equal to the greater of (i) $550,000.00 or (ii) such amount as the parties mutually may agree upon from time to time. Executive's annual base salary shall be paid in equal installments in accordance with Company's standard policy regarding payment of compensation to executives but no less frequently than semimonthly.

     3B. Bonus Programs. Executive shall participate in each cash bonus program maintained by Company on and after the Effective Date (including, without limitation, any such program maintained for the year during which the Effective Date occurs) at a level which is not less than the maximum participation level made available to any Company executive (determined without regard to period of service or other criteria that might otherwise be necessary to entitle Executive to such level of participation).

     3C. Life Insurance. During the period of this Agreement, Company shall maintain one or more policies of life insurance on the life of Executive providing an aggregate death benefit in an amount not less than the Termination Payment (as such term is defined in paragraph 4.7). Executive shall have the right to designate the beneficiary or beneficiaries of the death benefit payable pursuant to such policy or policies up to an aggregate death benefit in an amount equal to the Termination Payment. To the extent that Company's purchase of, or payment of premiums with respect to, such policy or policies results in compensation income to Executive, Company shall pay to Executive an additional payment (the "Policy Payment") in an amount such that after payment by Executive of all taxes imposed on Executive with respect to the Policy Payment, Executive retains an amount of the Policy Payment equal to the taxes imposed upon Executive with respect to such purchase or the payment of such premiums. If for any reason Company fails to maintain the full amount of life insurance coverage required pursuant to the preceding provisions of this paragraph 3.3, Company shall, in the event of the death of Executive while employed by Company, pay Executive's designated beneficiary or beneficiaries an amount equal to the sum of (1) the difference between the Termination Payment and any death benefit payable to Executive's designated beneficiary or beneficiaries under the policy or policies maintained by Company and (2) such additional amount as shall be required to hold Executive's estate, heirs, and such beneficiary or beneficiaries harmless from any additional tax liability resulting from the failure by Company to maintain the full amount of such required coverage.

     3D. Vacation and Sick Leave. During each year of his employment, Executive shall be entitled to vacation and sick leave benefits equal to the maximum available to any Company executive, determined without regard to the period of service that might otherwise be necessary to entitle Executive to such vacation or sick leave under standard Company policy.

     3E.  Supplemental Executive Retirement Plan.

          1. Company agrees to pay Executive the deferred compensation benefits set forth in this paragraph 3.5 as a supplemental retirement plan (the "Plan"). The base retirement benefit under the Plan (the "Base Benefit") shall be in the form of an annual straight life annuity in an amount equal to the product of (a) 1.6% times (b) the number of Executive's credited years of service (as defined below) under the Plan times (c) the Executive's final average compensation (as defined below). For purposes hereof, Executive's credited years of service under the Plan shall be equal to the number of Executive's years of benefit service with Company, calculated as set forth in the Continental Airlines Retirement Plan beginning at January 1, 1995; provided, however, that if Executive is paid the Termination Payment under this Agreement, Executive shall be further credited with three (3) additional years of service under the Plan. For purposes hereof, Executive's final average compensation shall be equal to the greater of (1) $550,000 or (2) the average of the five highest annual cash compensation amounts paid to Executive by Company during the consecutive ten calendar years immediately preceding his termination of employment at retirement or otherwise. For purposes hereof, cash compensation shall include base salary plus cash bonuses other than any cash bonus paid on or prior to March 31, 1995. All benefits under the Plan shall be payable in equal monthly installments beginning on the first day of the month following the Retirement Date. For purposes hereof, "Retirement Date" is defined as the later of (A) the date on which Executive attains (or in the event of his earlier death, would have attained) age 65 or (B) the date of his retirement from employment with Company. If Executive is not married on the Retirement Date, benefits under the Plan will be paid to Executive during his lifetime in the form of the Base Benefit. If Executive is married on the Retirement Date, benefits under the Plan will be paid in the form of a joint and survivor annuity that is actuarially equivalent (as defined below) to the Base Benefit, with Executive's spouse as of the Retirement Date being entitled during her lifetime after Executive's death to a benefit (the "Survivor's Benefit") equal to 50% of the benefit payable to Executive during their joint lifetimes. In the event of Executive's death prior to the Retirement Date, his surviving spouse, if he is married on the date of his death, will receive beginning on the Retirement Date an amount equal to the Survivor's Benefit calculated as if Executive had retired with a joint and survivor annuity on the date before his date of death. The amount of any benefits payable to Executive and/or his spouse under the Continental Airlines Retirement Plan shall be offset against benefits due under the Plan. Executive shall be vested immediately with respect to benefits due under the Plan. If Executive's employment with Company terminates for any reason prior to February 14, 1999, Company shall provide further benefits under the Plan to ensure that Executive is treated for all purposes as if he were fully vested under the Continental Airlines Retirement Plan.

          2. Executive understands that he must rely upon the general credit of Company for payment of benefits under the Plan. Company has not and will not in the future set aside assets for security or enter into any other arrangement which will cause the obligation created to be other than a general corporate obligation of Company or will cause Executive to be more than a general creditor of Company.

          3. For purposes of the Plan, the terms "actuarial equivalent," or "actuarially equivalent" when used with respect to a specified benefit shall mean the amount of benefit of a different type or payable at a different age that can be provided at the same cost as such specified benefit, as computed by the Actuary. The actuarial assumptions used to determine equivalencies between different forms of annuities under the Plan shall be the 1984 Unisex Pensioners Mortality 50% male, 50% female calculation (with males set back one year and females set back five years), with interest at an annual rate of 7%. The term "Actuary" shall mean the individual actuary or actuarial firm selected by Company to service its pension plans generally or if no such individual or firm has been selected, an individual actuary or actuarial firm appointed by Company and reasonably satisfactory to Executive and/or his spouse.

          4. Company shall indemnify Executive on a fully grossed-up, after-tax basis for any Medicare payroll taxes (plus any income taxes on such indemnity payments) incurred by Executive in connection with the accrual and/or payment of benefits under the Plan.

     3F. Additional Disability Benefit. If Executive shall begin to receive long-term disability insurance benefits pursuant to a plan maintained by Company and if such benefits cease prior to Executive's attainment of age 65 and while Executive remains disabled, then Company shall immediately pay Executive upon the cessation of such benefits a lump-sum, cash payment in an amount equal to the Termination Payment. If Executive receives payment of a Termination Payment pursuant to the provisions of Article 4, then the provisions of this paragraph 3.6 shall terminate. If Executive shall be disabled at the time his employment with Company terminates and if Executive shall not be entitled to the payment of a Termination Payment pursuant to the provisions of Article 4 upon such termination, then Executive's right to receive the payment upon the occurrence of the circumstances described in this paragraph 3.6 shall be deemed to have accrued as of the date of such termination and shall survive the termination of this Agreement.

     3G. Other Perquisites. During his employment hereunder, Executive shall be afforded the following benefits as incidences of his employment:

          1. Automobile - Company has leased an automobile for Executive's use pursuant to a lease agreement dated July 11, 1994 with Chase Auto Leasing Corp., and Company will continue its performance thereof and its current practices with respect thereto during the term of this Agreement. Company agrees to take such actions as may be necessary to permit Executive, at his option, to acquire title to the automobile at the completion of the lease term by Executive paying the residual payment then owing under the lease.

          2. Business and Entertainment Expenses - Subject to Company's standard policies and procedures with respect to expense reimbursement as applied to its executive employees generally, Company shall reimburse Executive for, or pay on behalf of Executive, reasonable and appropriate expenses incurred by Executive for business related purposes, including dues and fees to industry and professional organizations, costs of entertainment and business development, and costs reasonably incurred as a result of Executive's spouse accompanying Executive on business travel.

          3. Parking - Company shall provide at no expense to Executive a parking place convenient to Executive's office and a parking place at Intercontinental Airport in Houston, Texas.

          4. Other Company Benefits - Executive and, to the extent applicable, Executive's family, dependents and beneficiaries, shall be allowed to participate in all benefits, plans and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to similarly-situated Company employees. Such benefits, plans and programs may include, without limitation, profit sharing plan, thrift plan, annual physical examinations, health insurance or health care plan, life insurance, disability insurance, pension plan, pass privileges on Continental Airlines, Flight Benefits and the like. Company shall not, however, by reason of this paragraph be obligated to institute, maintain, or refrain from changing, amending or discontinuing, any such benefit plan or program, so long as such changes are similarly applicable to executive employees generally.


ARTICLE IV.:  EFFECT OF TERMINATION ON COMPENSATION

     4A. By Expiration. If Executive's employment hereunder shall terminate upon expiration of the term provided in paragraph 2.1 hereof, then all compensation and all benefits to Executive hereunder shall terminate contemporaneously with termination of his employment, except that the benefits described in paragraph 3.5 shall continue to be payable, Executive shall be provided Flight Benefits (as such term is defined in paragraph 4.7) for the remainder of Executive's lifetime, and, if such termination shall result from Company's delivery of the written notice described in paragraph 2.1, then Company shall (i) cause all options and shares of restricted stock awarded to Executive, including, without limitation, any such awards under Company's 1994 Incentive Equity Plan, as amended (the "Incentive Plan"), and other Awards (as defined in the Incentive Plan) made to Executive under the Incentive Plan, to vest immediately upon such termination, (ii) pay Executive on or before the effective date of such termination a lump-sum, cash payment in an amount equal to the Termination Payment, (iii) provide Executive with Outplacement Services (as such term is defined in paragraph 4.7), and (iv) provide Executive and his eligible dependents with Continuation Coverage (as such term is defined in paragraph 4.7) for a period of three years beginning on the effective date of such termination.

     4B. By Company. If Executive's employment hereunder shall be terminated by Company prior to expiration of the term provided in paragraph
2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and all benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except that the benefits described in paragraph 3.5 shall continue to be payable, Executive shall be provided Flight Benefits for the remainder of Executive's lifetime, and:

          1. if such termination shall be for any reason other than those encompassed by paragraphs 2.2(i), (ii), (iii) or (iv), then Company shall provide Executive with the payments and benefits described in clauses (i) through (iv) of paragraph 4.1; and

          2. if such termination shall be for a reason encompassed by paragraphs 2.2(i) or (ii), then Company shall (1) cause all options and shares of restricted stock awarded to Executive, including, without limitation, any such awards under the Incentive Plan, and other Awards (as defined in the Incentive Plan) made to Executive under the Incentive Plan, to vest immediately upon such termination, and (2) provide Executive (or his designated beneficiary or beneficiaries) with the benefits contemplated under paragraph 3.3 or paragraph 3.6, as applicable.

     4C. By Executive. If Executive's employment hereunder shall be terminated by Executive prior to expiration of the term provided in paragraph
2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except that the benefits described in paragraph 3.5 shall continue to be payable, Executive shall be provided Flight Benefits for the remainder of Executive's lifetime and, if such termination shall be pursuant to paragraphs 2.3(i), (ii), (iii),
(iv), (v), or (vi) or for any reason whatsoever following the occurrence of a Change in Control (as such term is defined in the Incentive Plan (as amended by the First Amendment thereto) in effect as of the date of this Agreement), then Company shall provide Executive with the payments and benefits described in clauses (i) through (iv) of paragraph 4.1. If Executive's employment hereunder shall be terminated by Executive prior to January 12, 1996 for any reason (other than those encompassed by paragraphs 2.3(i), (ii), (iii), (iv), (v), or (vi)) and if a Change in Control has not occurred prior to such termination, then Executive shall promptly refund to Company $750,000 (which amount represents 50% of the cash bonus paid to Executive by Company on July 12, 1994).

     4D. Certain Additional Payments by Company. Notwithstanding anything to the contrary in this Agreement, if any payment, distribution or provision of a benefit by Company to or for the benefit of Executive, whether paid or payable, distributed or distributable or provided or to be provided pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to an excise or other special additional tax that would not have been imposed absent such Payment (including, without limitation, any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended), or any interest or penalties with respect to such excise or other additional tax (such excise or other additional tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), Company shall pay to Executive an additional payment (a "Gross-up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any income taxes and Excise Taxes imposed on any Gross-up Payment, Executive retains an amount of the Gross-up Payment (taking into account any similar gross-up payments to Executive under the Incentive Plan) equal to the Excise Tax imposed upon the Payments. Company and Executive shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Executive shall notify Company in writing of any claim by the Internal Revenue Service which, if successful, would require Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by Company and Executive) within ten business days after the receipt of such claim. Company shall notify Executive in writing at least ten business days prior to the due date of any response required with respect to such claim if it plans to contest the claim. If Company decides to contest such claim, Executive shall cooperate fully with Company in such action; provided, however, Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of Company's action. If, as a result of Company's action with respect to a claim, Executive receives a refund of any amount paid by Company with respect to such claim, Executive shall promptly pay such refund to Company. If Company fails to timely notify Executive whether it will contest such claim or Company determines not to contest such claim, then Company shall immediately pay to Executive the portion of such claim, if any, which it has not previously paid to Executive.

     4E. Payment Obligations Absolute. Company's obligation to pay Executive the amounts and to make the arrangements provided in this Article 4 shall be absolute and unconditional and shall not be affected by any cir-cumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Company (including its subsidiaries and affiliates) may have against him or anyone else. All amounts payable by Company shall be paid without notice or demand. Executive shall not be obligated to seek other employment in mitigation of the amounts payable or arrangements made under any provision of this Article 4, and, except as provided in paragraph 4.7 with respect to Continuation Coverage, the obtain-ing of any such other employment (or the engagement in any endeavor as an independent contractor, sole proprietor, partner, or joint venturer) shall in no event effect any reduction of Company's obligations to make (or cause to be made) the payments and arrangements required to be made under this
Article 4.

     4F. Liquidated Damages. In light of the difficulties in estimating the damages upon termination of this Agreement, Company and Executive hereby agree that the payments and benefits, if any, to be received by Executive pursuant to this Article 4 shall be received by Executive as liquidated damages. Payment of the Termination Payment pursuant to paragraphs 4.1, 4.2, or 4.3 shall be in lieu of any severance benefit Executive may be entitled to under any severance plan or policy maintained by Company.

     4G. Certain Definitions and Additional Terms. As used herein, the following capitalized terms shall have the meanings assigned below:

          1. "Continuation Coverage" shall mean the continued coverage of Executive and his eligible dependents under Company's welfare benefit plans available to executives of Company who have not terminated employment (or the provision of equivalent benefits), including, without limitation, medical, health, dental, life insurance, disability, vision care, accidental death and dismemberment, and prescription drug, at no greater cost to Executive than that applicable to a similarly situated Company executive who has not terminated employment; provided, however, that (1) subject to clause (2) below, the coverage under a particular welfare benefit plan (or the receipt of equivalent benefits) shall terminate upon Executive's receipt of comparable benefits from a subsequent employer and (2) if Executive (and/or his eligible dependents) would have been entitled to retiree coverage under a particular welfare benefit plan had he voluntarily retired on the date of his termination of employment, then such coverage shall be continued as provided in such plan upon the expiration of the period Continuation Coverage is to be provided pursuant to this Article 4. Notwithstanding any provision in this Article 4 to the contrary, Executive's entitlement to any benefit continuation pursuant to Section 601 et. seq. of the Employee Retirement Income Security Act of 1974, as amended, shall commence at the end of the period of, and shall not be reduced by the provision of, any applicable Continuation Coverage;

          (ii) "Flight Benefits" shall mean flight benefits on each airline operated by the Company or any of its affiliates or any successor or successors thereto (the "CO system"), consisting of the highest priority space available flight passes for Executive and his eligible family members (as such eligibility is in effect on the date hereof), a UATP card (or, in the event of discontinuance of the UATP program, a similar charge card permitting the purchase of air travel through direct billing to the Company or any of its affiliates or any successor or successors thereto (a "Similar Card")) in Executive's name for charging flights (in any fare class) on the CO system for Executive, Executive's spouse, Executive's family and significant others as determined by Executive, a Gold Elite OnePass Card (or similar highest category successor frequent flyer card) in Executive's name for use on the CO system, a membership for Executive and Executive's spouse in the Company's President's Club (or any successor program maintained in the CO system) and reimbursement (while an officer of the Company) of up to $10,000 annually for U.S. federal, state or local income taxes on imputed income resulting from such flights (such imputed income to be calculated during the term of such Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required by law);

          (iii) "Outplacement Services" shall mean outplacement services, at Company's cost and for a period of twelve months beginning on the date of Executive's termination of employment, to be rendered by an agency selected by Executive and approved by the Board of Directors (with such approval not to be unreasonably withheld); and

          (iv) "Termination Payment" shall mean an amount equal to three times the sum of (1) Executive's annual base salary pursuant to paragraph 3.1 in effect immediately prior to Executive's termination of employment and (2) a deemed annual bonus which shall be equal to 25% of the amount described in clause (1) of this paragraph 4.7(iv).

Executive agrees that, after receipt of an invoice or other accounting statement therefor, he will promptly (and in any event within 45 days after receipt of such invoice or other accounting statement) reimburse the Company for all charges on Executive's UATP card (or Similar Card) which are not for flights on the CO system and which are not otherwise reimbursable to Executive under the provisions of paragraph 3.7(ii) hereof. Executive agrees that the credit availability under Executive's UATP card (or Similar Card) may be suspended if Executive does not timely reimburse the Company as described in the foregoing sentence; provided, that, immediately upon the Company's receipt of Executive's reimbursement in full, the credit availability under Executive's UATP card (or Similar Card) will be restored.
 The sole cost to Executive of flights on the CO system pursuant to use of Executive's Flight Benefits will be the imputed income with respect to flights on the CO system charged on Executive's UATP card (or Similar Card), calculated throughout the term of Executive's Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required
by law, and reported to Executive as required by applicable law.   With
respect to any period with respect to which the Company is obligated to provide up to $10,000 of reimbursement for income taxes as described in paragraph 4.7(ii) above, Executive will provide to the Company, upon request, a calculation or other evidence of Executive's marginal tax rate sufficient to permit the Company to calculate accurately the amount to be so reimbursed to Executive, and Executive understands that the Company will not make any gross-up payment to Executive with respect to the income attributable to such reimbursement. Executive agrees that he will not resell or permit to be resold any tickets issued on the CO system in connection with the Flight Benefits. Executive shall be issued a UATP card (or Similar Card), a Gold Elite OnePass Card (or similar highest category successor frequent flyer card), a membership card in the Company's Presidents Club (or any successor program maintained in the CO system) for Executive and Executive's spouse, an appropriate flight pass identification card and an Employee Travel Card, each valid at all times during the term of Executive's Flight Benefits.



ARTICLE V.:  MISCELLANEOUS

     5A. Interest and Indemnification. If any payment to Executive provided for in this Agreement is not made by Company when due, Company shall pay to Executive interest on the amount payable from the date that such payment should have been made until such payment is made, which interest shall be calculated at 3% plus the prime or base rate of interest announced by Texas Commerce Bank N.A. (or any successor thereto) at its principal office in Houston, Texas (but not in excess of the highest lawful rate), and such interest rate shall change when and as any such change in such prime or base rate shall be announced by such bank. If Executive shall obtain any money judgment or otherwise prevail with respect to any litigation brought by Executive or Company to enforce or interpret any provision contained herein, Company, to the fullest extent permitted by applicable law, hereby indemnifies Executive for his reasonable attorneys' fees and disbursements incurred in such litigation and hereby agrees (i) to pay in full all such fees and disbursements and (ii) to pay prejudgment interest on any money judgment obtained by Executive from the earliest date that payment to him should have been made under this Agreement until such judgment shall have been paid in full, which interest shall be calculated at the rate set forth in the preceding sentence.

     5B. Notices. For purposes of this Agreement, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Company to  :      Continental Airlines, Inc.
                              2929 Allen Parkway, Suite 2010
                              Houston, Texas  77019
                              Attention:  General Counsel

     If to Executive to :     Mr. Gordon M. Bethune


or to such other address as either party may furnish to the other in writing in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

     5C. Applicable Law. This contract is entered into under, and shall be governed for all purposes by, the laws of the State of Texas.

     5D. No Waiver. No failure by either party hereto at any time to give notice of any breach by the other party of, or to require compliance with, any condition or provision of this Agreement shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     5E. Severability. If a court of competent jurisdiction determines that any provision of this Agreement is invalid or unenforceable, then the invalidity or unenforceability of that provision shall not affect the validity or enforceability of any other provision of this Agreement, and all other provisions shall remain in full force and effect.

     5F. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.

     5G. Withholding of Taxes and Other Employee Deductions. Company may withhold from any benefits and payments made pursuant to this Agreement all federal, state, city and other taxes as may be required pursuant to any law or governmental regulation or ruling and all other normal employee deductions made with respect to Company's employees generally.

     5H. Headings. The paragraph headings have been inserted for purposes of convenience and shall not be used for interpretive purposes.

     5I. Gender and Plurals. Wherever the context so requires, the masculine gender includes the feminine or neuter, and the singular number includes the plural and conversely.

     5J. Successors. This Agreement shall be binding upon and inure to the benefit of Company and any successor of the Company, including without limitation any person, association, or entity which may hereafter acquire or succeed to all or substantially all of the business or assets of Company by any means whether direct or indirect, by purchase, merger, consolidation, or otherwise. Except as provided in the preceding sentence, this Agreement, and the rights and obligations of the parties hereunder, are personal and neither this Agreement, nor any right, benefit or obligation of either party hereto, shall be subject to voluntary or involuntary assignment, alienation or transfer, whether by operation of law or otherwise, without the prior written consent of the other party.

     5K. Term. This Agreement has a term co-extensive with the term of employment as set forth in paragraph 2.1. Termination shall not affect any right or obligation of any party which is accrued or vested prior to or upon such termination.

     5L. Entire Agreement. Except as provided in (i) the benefits, plans, and programs referenced in paragraph 3.7(iv), (ii) any signed written agreement heretofore or contemporaneously executed by Company and Executive with respect to Awards (as defined in the Incentive Plan) under the Incentive Plan, or (iii) any signed written agreement hereafter executed by Company and Executive, this Agreement constitutes the entire agreement of the parties with regard to the subject matter hereof, and contains all the covenants, promises, representations, warranties and agreements between the parties with respect to employment of Executive by Company. Without limiting the scope of the preceding sentence, all prior understandings and agreements among the parties hereto relating to the subject matter hereof (including, without limitation, that certain Second Amended and Restated Employment Compensation Agreement by and between Company and Executive dated as of January 10, 1995) are hereby null and void and of no further force and effect. Any modification of this Agreement shall be effective only if it is in writing and signed by the party to be charged.

     5.13 Deemed Resignations. Any termination of Executive's employment shall constitute an automatic resignation of Executive as an officer of Company and each affiliate of Company, and an automatic resignation of Executive from the Board of Directors and from the board of directors of any affiliate of Company.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of November, 1995.


                              CONTINENTAL AIRLINES, INC.



                              By:
                                   Name:  Jeffery A. Smisek
                                   Title:    Senior Vice President

                              "EXECUTIVE"




                              GORDON M. BETHUNE

                                                               Exhibit 10.5



                 AMENDED AND RESTATED EMPLOYMENT AGREEMENT


     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT ("Agreement") is made by and between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Company"), and GREGORY D. BRENNEMAN ("Executive").

                           W I T N E S S E T H:

     WHEREAS, Company and Executive are parties to that certain Employment Agreement dated as of June 5, 1995 (the "Current Agreement"); and

     WHEREAS, the Human Resources Committee of the Board of Directors, at its November 2, 1995 meeting, authorized the amendment of the employment agreements of officers of the Company, selected on a performance basis by the Chief Executive Officer of the Company, with respect to certain matters; and

     WHEREAS, Executive has been so selected by the Chief Executive Officer;
and

     WHEREAS, in connection therewith, the parties desire to amend the Current Agreement and restate it, as so amended, in its entirety as this Agreement;


     NOW, THEREFORE, for and in consideration of the mutual promises, covenants and obligations contained herein, Company and Executive agree as follows:


ARTICLE I.:  EMPLOYMENT AND DUTIES

     1A. Employment; Effective Date. Company agrees to employ Executive and Executive agrees to be employed by Company, beginning as of the Effective Date (as hereinafter defined) and continuing for the period of time set forth in Article 2 of this Agreement, subject to the terms and conditions of this Agreement. For purposes of this Agreement, the "Effective Date" shall be June 6, 1995.

     1B. Position. From and after the Effective Date, Company shall employ Executive in the position of Chief Operating Officer of Company (and Executive shall be a member of the Office of the Chairman), or in such other position or positions as the parties mutually may agree. At the first regularly scheduled meeting of Company's stockholders that occurs after the Effective Date and for the remaining term of Executive's employment hereunder, Company shall cause Executive to be nominated for election as a director of Company and use its best efforts to secure such election.

     1C. Duties and Services. Executive agrees to serve in the position referred to in paragraph 1.2 and, if elected, as a director of Company and to perform diligently and to the best of his abilities the duties and services appertaining to such office as set forth in the Bylaws of Company in effect on the Effective Date, as well as such additional duties and services appropriate to such office which the parties mutually may agree upon from time to time.


ARTICLE II.:  TERM AND TERMINATION OF EMPLOYMENT

     2A. Term. Unless sooner terminated pursuant to other provisions hereof, Company agrees to employ Executive for a three-year period beginning on the Effective Date. Said term of employment shall be extended automatically for an additional successive three-year period as of the third anniversary of the Effective Date and as of the last day of each successive three-year period of time thereafter that this Agreement is in effect; provided, however, that if, prior to the date which is six months before the last day of any such three-year term of employment, either party shall give written notice to the other that no such automatic extension shall occur, then Executive's employment shall terminate on the last day of the three-year term of employment during which such notice is given.

     2B. Company's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Company, acting pursuant to an express resolution of the Board of Directors of Company (the "Board of Directors"), shall have the right to terminate Executive's employment under this Agreement at any time for any of the following reasons:

          1.   upon Executive's death;

          2. upon Executive's becoming incapacitated for a period of at least 180 days by accident, sickness or other circumstance which renders him mentally or physically incapable of performing the material duties and services required of him hereunder on a full-time basis during such period;

          3. for cause, which for purposes of this Agreement shall mean Executive's gross negligence or willful misconduct in the performance of the material duties and services required of him pursuant to this Agreement;

          4. for Executive's material breach of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice to Executive by Company of such breach; or

          5. for any other reason whatsoever, in the sole discretion of the Board of Directors.

     2C. Executive's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Executive shall have the right to terminate his employment under this Agreement at any time for any of the following reasons:

          1. the assignment to Executive by the Board of Directors or other officers or representatives of Company of duties materially inconsistent with the duties associated with the position described in paragraph 1.2 as such duties are constituted as of the Effective Date;

          2. a material diminution in the nature or scope of Executive's authority, responsibilities, or title from those applicable to him as of the Effective Date;

          3. the occurrence of material acts or conduct on the part of Company or its officers or representatives which prevent Executive from performing his duties and responsibilities pursuant to this Agreement;

          4. Company requiring Executive to be permanently based anywhere outside a major urban center in Texas;

          5. the taking of any action by Company that would materially adversely affect the corporate amenities enjoyed by Executive on the Effective Date;

          6. a material breach by Company of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice of such breach by Executive to Company; or

          7. for any other reason whatsoever, in the sole discretion of Executive.

     2D. Notice of Termination. If Company or Executive desires to terminate Executive's employment hereunder at any time prior to expiration of the term of employment as provided in paragraph 2.1, it or he shall do so by giving written notice to the other party that it or he has elected to terminate Executive's employment hereunder and stating the effective date and reason for such termination, provided that no such action shall alter or amend any other provisions hereof or rights arising hereunder.


ARTICLE III.:  COMPENSATION AND BENEFITS

     3A. Base Salary. During the period of this Agreement, Executive shall receive a minimum annual base salary equal to the greater of (i) $525,000.00 or (ii) such amount as the parties mutually may agree upon from time to time. Executive's annual base salary shall be paid in equal installments in accordance with Company's standard policy regarding payment of compensation to executives but no less frequently than semimonthly.

     3B. Bonus Programs. Executive shall participate in each cash bonus program maintained by Company on and after the Effective Date (including, without limitation, participation effective as of April 27, 1995 in any such program maintained for the year during which such date occurs) at a level which is not less than the maximum participation level made available to any Company executive (determined without regard to period of service or other criteria that might otherwise be necessary to entitle Executive to such level of participation).

     3C. Life Insurance. During the period of this Agreement, Company shall maintain one or more policies of life insurance on the life of Executive providing an aggregate death benefit in an amount not less than the Termination Payment (as such term is defined in paragraph 4.7). Executive shall have the right to designate the beneficiary or beneficiaries of the death benefit payable pursuant to such policy or policies up to an aggregate death benefit in an amount equal to the Termination Payment. To the extent that Company's purchase of, or payment of premiums with respect to, such policy or policies results in compensation income to Executive, Company shall pay to Executive an additional payment (the "Policy Payment") in an amount such that after payment by Executive of all taxes imposed on Executive with respect to the Policy Payment, Executive retains an amount of the Policy Payment equal to the taxes imposed upon Executive with respect to such purchase or the payment of such premiums. If for any reason Company fails to maintain the full amount of life insurance coverage required pursuant to the preceding provisions of this paragraph 3.3, Company shall, in the event of the death of Executive while employed by Company, pay Executive's designated beneficiary or beneficiaries an amount equal to the sum of (1) the difference between the Termination Payment and any death benefit payable to Executive's designated beneficiary or beneficiaries under the policy or policies maintained by Company and (2) such additional amount as shall be required to hold Executive's estate, heirs, and such beneficiary or beneficiaries harmless from any additional tax liability resulting from the failure by Company to maintain the full amount of such required coverage.

     3D. Vacation and Sick Leave. During each year of his employment, Executive shall be entitled to vacation and sick leave benefits equal to the maximum available to any Company executive, determined without regard to the period of service that might otherwise be necessary to entitle Executive to such vacation or sick leave under standard Company policy.

     3E. Additional Disability Benefit. If Executive shall begin to receive long-term disability insurance benefits pursuant to a plan maintained by Company and if such benefits cease prior to Executive's attainment of age 65 and while Executive remains disabled, then Company shall immediately pay Executive upon the cessation of such benefits a lump-sum, cash payment in an amount equal to the Termination Payment. If Executive receives payment of a Termination Payment pursuant to the provisions of Article 4, then the provisions of this paragraph 3.5 shall terminate. If Executive shall be disabled at the time his employment with Company terminates and if Executive shall not be entitled to the payment of a Termination Payment pursuant to the provisions of Article 4 upon such termination, then Executive's right to receive the payment upon the occurrence of the circumstances described in this paragraph 3.5 shall be deemed to have accrued as of the date of such termination and shall survive the termination of this Agreement.

     3F.  Stock Options and Restricted Stock.

          1. Executive and Company have entered into an agreement evidencing Company's award to Executive of an option to acquire 275,000 shares of Company's Class B Common Stock under Company's 1994 Incentive Equity Plan, as amended (the "Incentive Plan").

          2. Executive and Company have entered into an agreement evidencing Company's award to Executive of restricted stock under the Incentive Plan with respect to 75,000 shares of Company's Class B Common Stock.


     3G. Other Perquisites. During his employment hereunder, Executive shall be afforded the following benefits as incidences of his employment:

          1. Allowance for Automobile or Club Memberships - Company shall provide Executive with an automobile on substantially the same terms and conditions as Company currently provides an automobile for its Chief Executive Officer.

          2. Business and Entertainment Expenses - Subject to Company's standard policies and procedures with respect to expense reimbursement as applied to its executive employees generally, Company shall reimburse Executive for, or pay on behalf of Executive, reasonable and appropriate expenses incurred by Executive for business related purposes, including dues and fees to industry and professional organizations, costs of entertainment and business development, and costs reasonably incurred as a result of Executive's spouse accompanying Executive on business travel.

          3. Parking - Company shall provide at no expense to Executive a parking place convenient to Executive's office and a parking place at Intercontinental Airport in Houston, Texas.

          4. Other Company Benefits - Executive and, to the extent applicable, Executive's family, dependents and beneficiaries, shall be allowed to participate in all benefits, plans and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to similarly-situated Company employees. Such benefits, plans and programs may include, without limitation, profit sharing plan, thrift plan, annual physical examinations, health insurance or health care plan, life insurance, disability insurance, pension plan, pass privileges on Continental Airlines, Flight Benefits and the like. Company shall not, however, by reason of this paragraph be obligated to institute, maintain, or refrain from changing, amending or discontinuing, any such benefit plan or program, so long as such changes are similarly applicable to executive employees generally.


ARTICLE IV.:  EFFECT OF TERMINATION ON COMPENSATION

     4A. By Expiration. If Executive's employment hereunder shall terminate upon expiration of the term provided in paragraph 2.1 hereof, then all compensation and all benefits to Executive hereunder shall terminate contemporaneously with termination of his employment, except that Executive shall be provided Flight Benefits (as such term is defined in paragraph 4.7) for the remainder of Executive's lifetime and, if such termination shall result from Company's delivery of the written notice described in paragraph 2.1, then Company shall (i) cause all options and shares of restricted stock awarded to Executive, including, without limitation, any such awards under the Incentive Plan, and other Awards (as defined in the Incentive Plan) made to Executive under the Incentive Plan, to vest immediately upon such termination, (ii) pay Executive on or before the effective date of such termination a lump-sum, cash payment in an amount equal to the Termination Payment, (iii) provide Executive with Outplacement Services (as such term is defined in paragraph 4.7), and (iv) provide Executive and his eligible dependents with Continuation Coverage (as such term is defined in paragraph 4.7) for a period of three years beginning on the effective date of such termination.

     4B. By Company. If Executive's employment hereunder shall be terminated by Company prior to expiration of the term provided in paragraph
2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and all benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except that Executive shall be provided Flight Benefits for the remainder of Executive's lifetime, and:

          1. if such termination shall be for any reason other than those encompassed by paragraphs 2.2(i), (ii), (iii) or (iv), then Company shall provide Executive with the payments and benefits described in clauses (i) through (iv) of paragraph 4.1; and

          2. if such termination shall be for a reason encompassed by para-graphs 2.2(i) or (ii), then Company shall (1) cause all options and shares of restricted stock awarded to Executive, including, without limitation, any such awards under the Incentive Plan, and other Awards (as defined in the Incentive Plan) made to Executive under the Incentive Plan, to vest immediately upon such termination, and (2) provide Executive (or his designated beneficiary or beneficiaries) with the benefits contemplated under paragraph 3.3 or paragraph 3.5, as applicable.

     4C. By Executive. If Executive's employment hereunder shall be terminated by Executive prior to expiration of the term provided in paragraph
2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except that Executive shall be provided Flight Benefits for the remainder of Executive's lifetime and, if such termination shall be pursuant to paragraphs 2.3(i),
(ii), (iii), (iv), (v), or (vi) or for any reason whatsoever following the occurrence of a Change in Control (as such term is defined in the Incentive Plan (as amended by the First Amendment thereto) in effect as of the date of this Agreement), then Company shall provide Executive with the payments and benefits described in clauses (i) through (iv) of paragraph 4.1.

     4D. Certain Additional Payments by Company. Notwithstanding anything to the contrary in this Agreement, if any payment, distribution or provision of a benefit by Company to or for the benefit of Executive, whether paid or payable, distributed or distributable or provided or to be provided pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to an excise or other special additional tax that would not have been imposed absent such Payment (including, without limitation, any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended), or any interest or penalties with respect to such excise or other additional tax (such excise or other additional tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), Company shall pay to Executive an additional payment (a "Gross-up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any income taxes and Excise Taxes imposed on any Gross-up Payment, Executive retains an amount of the Gross-up Payment (taking into account any similar gross-up payments to Executive under the Incentive Plan) equal to the Excise Tax imposed upon the Payments. Company and Executive shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Executive shall notify Company in writing of any claim by the Internal Revenue Service which, if successful, would require Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by Company and Executive) within ten business days after the receipt of such claim. Company shall notify Executive in writing at least ten business days prior to the due date of any response required with respect to such claim if it plans to contest the claim. If Company decides to contest such claim, Executive shall cooperate fully with Company in such action; provided, however, Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of Company's action. If, as a result of Company's action with respect to a claim, Executive receives a refund of any amount paid by Company with respect to such claim, Executive shall promptly pay such refund to Company. If Company fails to timely notify Executive whether it will contest such claim or Company determines not to contest such claim, then Company shall immediately pay to Executive the portion of such claim, if any, which it has not previously paid to Executive.

     4E. Payment Obligations Absolute. Company's obligation to pay Executive the amounts and to make the arrangements provided in this Article 4 shall be absolute and unconditional and shall not be affected by any cir-cumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Company (including its subsidiaries and affiliates) may have against him or anyone else. All amounts payable by Company shall be paid without notice or demand. Executive shall not be obligated to seek other employment in mitigation of the amounts payable or arrangements made under any provision of this Article 4, and, except as provided in paragraph 4.7 with respect to Continuation Coverage, the obtain-ing of any such other employment (or the engagement in any endeavor as an independent contractor, sole proprietor, partner, or joint venturer) shall in no event effect any reduction of Company's obligations to make (or cause to be made) the payments and arrangements required to be made under this
Article 4.

     4F. Liquidated Damages. In light of the difficulties in estimating the damages upon termination of this Agreement, Company and Executive hereby agree that the payments and benefits, if any, to be received by Executive pursuant to this Article 4 shall be received by Executive as liquidated damages. Payment of the Termination Payment pursuant to paragraphs 4.1, 4.2, or 4.3 shall be in lieu of any severance benefit Executive may be entitled to under any severance plan or policy maintained by Company.

     4G. Certain Definitions and Additional Terms. As used herein, the following capitalized terms shall have the meanings assigned below:

          1. "Continuation Coverage" shall mean the continued coverage of Executive and his eligible dependents under Company's welfare benefit plans available to executives of Company who have not terminated employment (or the provision of equivalent benefits), including, without limitation, medical, health, dental, life insurance, disability, vision care, accidental death and dismemberment, and prescription drug, at no greater cost to Executive than that applicable to a similarly situated Company executive who has not terminated employment; provided, however, that (1) subject to clause (2) below, the coverage under a particular welfare benefit plan (or the receipt of equivalent benefits) shall terminate upon Executive's receipt of comparable benefits from a subsequent employer and (2) if Executive (and/or his eligible dependents) would have been entitled to retiree coverage under a particular welfare benefit plan had he voluntarily retired on the date of his termination of employment, then such coverage shall be continued as provided in such plan upon the expiration of the period Continuation Coverage is to be provided pursuant to this Article 4. Notwithstanding any provision in this Article 4 to the contrary, Executive's entitlement to any benefit continuation pursuant to Section 601 et. seq. of the Employee Retirement Income Security Act of 1974, as amended, shall commence at the end of the period of, and shall not be reduced by the provision of, any applicable Continuation Coverage;

          (ii) "Flight Benefits" shall mean flight benefits on each airline operated by the Company or any of its affiliates or any successor or successors thereto (the "CO system"), consisting of the highest priority space available flight passes for Executive and his eligible family members (as such eligibility is in effect on the date hereof), a UATP card (or, in the event of discontinuance of the UATP program, a similar charge card permitting the purchase of air travel through direct billing to the Company or any of its affiliates or any successor or successors thereto (a "Similar Card")) in Executive's name for charging flights (in any fare class) on the CO system for Executive, Executive's spouse, Executive's family and significant others as determined by Executive, a Gold Elite OnePass Card (or similar highest category successor frequent flyer card) in Executive's name for use on the CO system, a membership for Executive and Executive's spouse in the Company's President's Club (or any successor program maintained in the CO system) and reimbursement (while an officer of the Company) of up to $10,000 annually for U.S. federal, state or local income taxes on imputed income resulting from such flights (such imputed income to be calculated during the term of such Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required by law);


          (iii) "Outplacement Services" shall mean outplacement services, at Company's cost and for a period of twelve months beginning on the date of Executive's termination of employment, to be rendered by an agency selected by Executive and approved by the Board of Directors (with such approval not to be unreasonably withheld); and


          (iv) "Termination Payment" shall mean an amount equal to three times the sum of (1) Executive's annual base salary pursuant to paragraph 3.1 in effect immediately prior to Executive's termination of employment and (2) a deemed annual bonus which shall be equal to 25% of the amount described in clause (1) of this paragraph 4.7(iv).

Executive agrees that, after receipt of an invoice or other accounting statement therefor, he will promptly (and in any event within 45 days after receipt of such invoice or other accounting statement) reimburse the Company for all charges on Executive's UATP card (or Similar Card) which are not for flights on the CO system and which are not otherwise reimbursable to Executive under the provisions of paragraph 3.7(ii) hereof. Executive agrees that the credit availability under Executive's UATP card (or Similar Card) may be suspended if Executive does not timely reimburse the Company as described in the foregoing sentence; provided, that, immediately upon the Company's receipt of Executive's reimbursement in full, the credit availability under Executive's UATP card (or Similar Card) will be restored.
 The sole cost to Executive of flights on the CO system pursuant to use of Executive's Flight Benefits will be the imputed income with respect to flights on the CO system charged on Executive's UATP card (or Similar Card), calculated throughout the term of Executive's Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required
by law, and reported to Executive as required by applicable law.   With
respect to any period with respect to which the Company is obligated to provide up to $10,000 of reimbursement for income taxes as described in paragraph 4.7(ii) above, Executive will provide to the Company, upon request, a calculation or other evidence of Executive's marginal tax rate sufficient to permit the Company to calculate accurately the amount to be so reimbursed to Executive, and Executive understands that the Company will not make any gross-up payment to Executive with respect to the income attributable to such reimbursement. Executive agrees that he will not resell or permit to be resold any tickets issued on the CO system in connection with the Flight Benefits. Executive shall be issued a UATP card (or Similar Card), a Gold Elite OnePass Card (or similar highest category successor frequent flyer card), a membership card in the Company's Presidents Club (or any successor program maintained in the CO system) for Executive and Executive's spouse, an appropriate flight pass identification card and an Employee Travel Card, each valid at all times during the term of Executive's Flight Benefits.


ARTICLE V.:  MISCELLANEOUS

     5A. Interest and Indemnification. If any payment to Executive provided for in this Agreement is not made by Company when due, Company shall pay to Executive interest on the amount payable from the date that such payment should have been made until such payment is made, which interest shall be calculated at 3% plus the prime or base rate of interest announced by Texas Commerce Bank National Association (or any successor thereto) at its principal office in Houston, Texas (but not in excess of the highest lawful rate), and such interest rate shall change when and as any such change in such prime or base rate shall be announced by such bank. If Executive shall obtain any money judgment or otherwise prevail with respect to any litigation brought by Executive or Company to enforce or interpret any provision contained herein, Company, to the fullest extent permitted by applicable law, hereby indemnifies Executive for his reasonable attorneys' fees and disbursements incurred in such litigation and hereby agrees (i) to pay in full all such fees and disbursements and (ii) to pay prejudgment interest on any money judgment obtained by Executive from the earliest date that payment to him should have been made under this Agreement until such judgment shall have been paid in full, which interest shall be calculated at the rate set forth in the preceding sentence.

     5B. Notices. For purposes of this Agreement, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Company to         :    Continental Airlines, Inc.
                              2929 Allen Parkway, Suite 2010
                              Houston, Texas  77019
                              Attention:  General Counsel

     If to Executive to :               Mr. Gregory D. Brenneman


or to such other address as either party may furnish to the other in writing in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

     5C. Applicable Law. This contract is entered into under, and shall be governed for all purposes by, the laws of the State of Texas.

     5D. No Waiver. No failure by either party hereto at any time to give notice of any breach by the other party of, or to require compliance with, any condition or provision of this Agreement shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     5E. Severability. If a court of competent jurisdiction determines that any provision of this Agreement is invalid or unenforceable, then the invalidity or unenforceability of that provision shall not affect the validity or enforceability of any other provision of this Agreement, and all other provisions shall remain in full force and effect.

     5F. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.

     5G. Withholding of Taxes and Other Employee Deductions. Company may withhold from any benefits and payments made pursuant to this Agreement all federal, state, city and other taxes as may be required pursuant to any law or governmental regulation or ruling and all other normal employee deductions made with respect to Company's employees generally.

     5H. Headings. The paragraph headings have been inserted for purposes of convenience and shall not be used for interpretive purposes.

     5I. Gender and Plurals. Wherever the context so requires, the masculine gender includes the feminine or neuter, and the singular number includes the plural and conversely.

     5J. Successors. This Agreement shall be binding upon and inure to the benefit of Company and any successor of the Company, including without limitation any person, association, or entity which may hereafter acquire or succeed to all or substantially all of the business or assets of Company by any means whether direct or indirect, by purchase, merger, consolidation, or otherwise. Except as provided in the preceding sentence, this Agreement, and the rights and obligations of the parties hereunder, are personal and neither this Agreement, nor any right, benefit or obligation of either party hereto, shall be subject to voluntary or involuntary assignment, alienation or transfer, whether by operation of law or otherwise, without the prior written consent of the other party.

     5K. Term. This Agreement has a term co-extensive with the term of employment as set forth in paragraph 2.1. Termination shall not affect any right or obligation of any party which is accrued or vested prior to or upon such termination.

     5L. Entire Agreement. Except as provided in (i) the benefits, plans, and programs referenced in paragraph 3.7(iv), (ii) any signed written agreement heretofore or contemporaneously executed by Company and Executive with respect to Awards (as defined in the Incentive Plan) under the Incentive Plan, or (iii) any signed written agreement hereafter executed by Company and Executive, this Agreement constitutes the entire agreement of the parties with regard to the subject matter hereof, and contains all the covenants, promises, representations, warranties and agreements between the parties with respect to employment of Executive by Company. Without limiting the scope of the preceding sentence, all prior understandings and agreements among the parties hereto relating to the subject matter hereof (including, without limitation, that certain Memorandum of Understanding by and among Company, Executive, and Turnworks, Inc. dated as of April 27, 1995, but excluding the Termination Agreement between Company and Turnworks, Inc. referred to therein) are hereby null and void and of no further force and effect. Any modification of this Agreement shall be effective only if it is in writing and signed by the party to be charged.

     5.13 Deemed Resignations. Any termination of Executive's employment shall constitute an automatic resignation of Executive as an officer of Company and each affiliate of Company, and an automatic resignation of Executive from the Board of Directors and from the board of directors of any affiliate of Company.




     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of November, 1995.


                              CONTINENTAL AIRLINES, INC.


                              By:
                                   Name:   Jeffery A. Smisek
                                   Title:    Senior Vice President

                              "EXECUTIVE"



                              GREGORY D. BRENNEMAN

                                                               Exhibit 10.6


                 AMENDED AND RESTATED EMPLOYMENT AGREEMENT


     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT ("Agreement") is made by and between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Company"), and Lawrence W. Kellner ("Executive").

                           W I T N E S S E T H:

     WHEREAS, Company and Executive are parties to that certain Employment Agreement dated as of June 5, 1995 (the "Current Agreement"); and

     WHEREAS, the Human Resources Committee of the Board of Directors, at its November 2, 1995 meeting, authorized the amendment of the employment agreements of officers of the Company, selected on a performance basis by the Chief Executive Officer of the Company, with respect to certain matters; and

     WHEREAS, Executive has been so selected by the Chief Executive Officer;
and

     WHEREAS, in connection therewith, the parties desire to amend the Current Agreement and restate it, as so amended, in its entirety as this Agreement;

     NOW, THEREFORE, for and in consideration of the mutual promises, covenants and obligations contained herein, Company and Executive agree as follows:


ARTICLE I.:  EMPLOYMENT AND DUTIES

     1A. Employment; Effective Date. Company agrees to employ Executive and Executive agrees to be employed by Company, beginning as of the Effective Date (as hereinafter defined) and continuing for the period of time set forth in Article 2 of this Agreement, subject to the terms and conditions of this Agreement. For purposes of this Agreement, the "Effective Date" shall be June 6, 1995.

     1B. Position. From and after the Effective Date, Company shall employ Executive in the position of Senior Vice President and Chief Financial Officer of Company, or in such other position or positions as the parties mutually may agree.

     1C. Duties and Services. Executive agrees to serve in the position referred to in paragraph 1.2 and to perform diligently and to the best of his abilities the duties and services appertaining to such office as set forth in the Bylaws of Company in effect on the Effective Date, as well as such additional duties and services appropriate to such office which the parties mutually may agree upon from time to time.


ARTICLE II.:  TERM AND TERMINATION OF EMPLOYMENT

     2A. Term. Unless sooner terminated pursuant to other provisions hereof, Company agrees to employ Executive for a three-year period beginning on the Effective Date.

     2B. Company's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Company, acting pursuant to an express resolution of the Board of Directors of Company (the "Board of Directors") or the Human Resources Committee of the Board of Directors (the "HR Committee"), shall have the right to terminate Executive's employment under this Agreement at any time for any of the following reasons:

          1.   upon Executive's death;

          2. upon Executive's becoming incapacitated for a period of at least 180 days by accident, sickness or other circumstance which renders him mentally or physically incapable of performing the material duties and services required of him hereunder on a full-time basis during such period;

          3. for cause, which for purposes of this Agreement shall mean Executive's gross negligence or willful misconduct in the performance of, or Executive's abuse of alcohol or drugs rendering him unable to perform, the material duties and services required of him pursuant to this Agreement;

          4. for Executive's material breach of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice to Executive by Company of such breach; or

          5. for any other reason whatsoever, in the sole discretion of the Board of Directors or the Human Resources Committee.

     2C. Executive's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Executive shall have the right to terminate his employment under this Agreement at any time for any of the following reasons:

          1. the assignment to Executive by the Board of Directors or HR Committee or other officers or representatives of Company of duties materially inconsistent with the duties associated with the position described in paragraph 1.2 as such duties are constituted as of the Effective Date;

          2. a material diminution in the nature or scope of Executive's authority, responsibilities, or title from those applicable to him as of the Effective Date;

          3. the occurrence of material acts or conduct on the part of Company or its officers or representatives which prevent Executive from performing his duties and responsibilities pursuant to this Agreement;

          4. Company requiring Executive to be permanently based anywhere outside a major urban center in Texas;

          5. the taking of any action by Company that would materially adversely affect the corporate amenities enjoyed by Executive on the Effective Date;

          6. a material breach by Company of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice of such breach by Executive to Company; or

          7. for any other reason whatsoever, in the sole discretion of Executive.

     2D. Notice of Termination. If Company or Executive desires to terminate Executive's employment hereunder at any time prior to expiration of the term of employment as provided in paragraph 2.1, it or he shall do so by giving written notice to the other party that it or he has elected to terminate Executive's employment hereunder and stating the effective date and reason for such termination, provided that no such action shall alter or amend any other provisions hereof or rights arising hereunder.


ARTICLE III.:  COMPENSATION AND BENEFITS

     3A. Base Salary. During the period of this Agreement, Executive shall receive a minimum annual base salary equal to the greater of (i) $350,000.00 or (ii) such amount as the parties mutually may agree upon from time to time. Executive's annual base salary shall be paid in equal installments in accordance with Company's standard policy regarding payment of compensation to executives but no less frequently than semimonthly.

     3B. Bonus Programs. Executive shall participate in each cash bonus program maintained by Company on and after the Effective Date (including, without limitation, participation effective as of April 1, 1995 in any such program maintained for the year during which such date occurs) at a level which is not less than the maximum participation level made available to any other executive of Company at substantially the same title or level of Executive (determined without regard to period of service or other criteria that might otherwise be necessary to entitle Executive to such level of participation).

     3C. Vacation and Sick Leave. During each year of his employment, Executive shall be entitled to vacation and sick leave benefits equal to the maximum available to any Company executive, determined without regard to the period of service that might otherwise be necessary to entitle Executive to such vacation or sick leave under standard Company policy.

     3D. Other Perquisites. During his employment hereunder, Executive shall be afforded the following benefits as incidences of his employment:

          1. Business and Entertainment Expenses - Subject to Company's standard policies and procedures with respect to expense reimbursement as applied to its executive employees generally, Company shall reimburse Executive for, or pay on behalf of Executive, reasonable and appropriate expenses incurred by Executive for business related purposes, including dues and fees to industry and professional organizations, costs of entertainment and business development, and costs reasonably incurred as a result of Executive's spouse accompanying Executive on business travel.

          2. Parking - Company shall provide at no expense to Executive a parking place convenient to Executive's office and a parking place at Intercontinental Airport in Houston, Texas.

          3. Other Company Benefits - Executive and, to the extent applicable, Executive's family, dependents and beneficiaries, shall be allowed to participate in all benefits, plans and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to similarly-situated Company employees. Such benefits, plans and programs may include, without limitation, profit sharing plan, thrift plan, annual physical examinations, health insurance or health care plan, life insurance, disability insurance, pension plan, pass privileges on Continental Airlines, Flight Benefits and the like. Company shall not, however, by reason of this paragraph be obligated to institute, maintain, or refrain from changing, amending or discontinuing, any such benefit plan or program, so long as such changes are similarly applicable to executive employees generally.


ARTICLE IV.:  EFFECT OF TERMINATION ON COMPENSATION

     4A. By Expiration. If Executive's employment hereunder shall terminate upon expiration of the term provided in paragraph 2.1 hereof, then all compensation and all benefits to Executive hereunder shall terminate contemporaneously with termination of his employment; provided, however, that Executive shall be provided with Flight Benefits for the remainder of Executive's lifetime.

     4B. By Company. If Executive's employment hereunder shall be terminated by Company prior to expiration of the term provided in paragraph 2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and all benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except if such termination shall be for any reason other than those encompassed by paragraphs 2.2(i), (ii), (iii) or (iv), then Company shall (a) pay Executive on or before the effective date of such termination a lump-sum, cash payment in an amount equal to the Termination Payment (as such term is defined in paragraph 4.7), (b) provide Executive with Flight Benefits (as such term is defined in paragraph 4.7) for the remainder of Executive's lifetime, (c) provide Executive with Outplacement Services (as such term is defined in paragraph 4.7), and (d) provide Executive and his eligible dependents with Continuation Coverage (as such term is defined in paragraph 4.7) for the Severance Period.

     4C. By Executive. If Executive's employment hereunder shall be terminated by Executive prior to expiration of the term provided in paragraph 2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except if such termination shall be pursuant to paragraphs 2.3(i), (ii), (iii),
(iv), (v), or (vi), then Company shall provide Executive with the payments and benefits described in clauses (a) through (d) of paragraph 4.2.

     4D. Certain Additional Payments by Company. Notwithstanding anything to the contrary in this Agreement, if any payment, distribution or provision of a benefit by Company to or for the benefit of Executive, whether paid or payable, distributed or distributable or provided or to be provided pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to an excise or other special additional tax that would not have been imposed absent such Payment (including, without limitation, any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended), or any interest or penalties with respect to such excise or other additional tax (such excise or other additional tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), Company shall pay to Executive an additional payment (a "Gross-up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any income taxes and Excise Taxes imposed on any Gross-up Payment, Executive retains an amount of the Gross-up Payment (taking into account any similar gross-up payments to Executive under the Incentive Plan (as such term is defined in paragraph 4.7)) equal to the Excise Tax imposed upon the Payments. Company and Executive shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Executive shall notify Company in writing of any claim by the Internal Revenue Service which, if successful, would require Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by Company and Executive) within ten business days after the receipt of such claim. Company shall notify Executive in writing at least ten business days prior to the due date of any response required with respect to such claim if it plans to contest the claim. If Company decides to contest such claim, Executive shall cooperate fully with Company in such action; provided, however, Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of Company's action. If, as a result of Company's action with respect to a claim, Executive receives a refund of any amount paid by Company with respect to such claim, Executive shall promptly pay such refund to Company. If Company fails to timely notify Executive whether it will contest such claim or Company determines not to contest such claim, then Company shall immediately pay to Executive the portion of such claim, if any, which it has not previously paid to Executive.

     4E. Payment Obligations Absolute. Company's obligation to pay Executive the amounts and to make the arrangements provided in this Article 4 shall be absolute and unconditional and shall not be affected by any cir-cumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Company (including its subsidiaries and affiliates) may have against him or anyone else. All amounts payable by Company shall be paid without notice or demand. Executive shall not be obligated to seek other employment in mitigation of the amounts payable or arrangements made under any provision of this Article 4, and, except as provided in paragraph 4.7 with respect to Continuation Coverage, the obtain-ing of any such other employment (or the engagement in any endeavor as an independent contractor, sole proprietor, partner, or joint venturer) shall in no event effect any reduction of Company's obligations to make (or cause to be made) the payments and arrangements required to be made under this
Article 4.

     4F. Liquidated Damages. In light of the difficulties in estimating the damages upon termination of this Agreement, Company and Executive hereby agree that the payments and benefits, if any, to be received by Executive pursuant to this Article 4 shall be received by Executive as liquidated damages. Payment of the Termination Payment pursuant to paragraphs 4.2 or
4.3 shall be in lieu of any severance benefit Executive may be entitled to under any severance plan or policy maintained by Company.

     4G. Certain Definitions and Additional Terms. As used herein, the following capitalized terms shall have the meanings assigned below:

          1. "Annualized Compensation" shall mean an amount equal to the sum of (1) Executive's annual base salary pursuant to paragraph 3.1 in effect immediately prior to Executive's termination of employment hereunder and (2) a deemed annual bonus which shall be equal to 25% of the amount described in clause (1) of this paragraph 4.7(i);

          2. "Change in Control" shall have the meaning assigned to such term in the Incentive Plan (as amended by the First Amendment thereto) in effect as of the date of execution of this Agreement;

          3. "Continuation Coverage" shall mean the continued coverage of Executive and his eligible dependents under Company's welfare benefit plans available to executives of Company who have not terminated employment (or the provision of equivalent benefits), including, without limitation, medical, health, dental, life insurance, disability, vision care, accidental death and dismemberment, and prescription drug, at no greater cost to Executive than that applicable to a similarly situated Company executive who has not terminated employment; provided, however, that (1) subject to clause (2) below, the coverage under a particular welfare benefit plan (or the receipt of equivalent benefits) shall terminate upon Executive's receipt of comparable benefits from a subsequent employer and (2) if Executive (and/or his eligible dependents) would have been entitled to retiree coverage under a particular welfare benefit plan had he voluntarily retired on the date of his termination of employment, then such coverage shall be continued as provided in such plan upon the expiration of the period Continuation Coverage is to be provided pursuant to this Article 4. Notwithstanding any provision in this Article 4 to the contrary, Executive's entitlement to any benefit continuation pursuant to Section 601 et. seq. of the Employee Retirement Income Security Act of 1974, as amended, shall commence at the end of the period of, and shall not be reduced by the provision of, any applicable Continuation Coverage;

          (iv) "Flight Benefits" shall mean flight benefits on each airline operated by the Company or any of its affiliates or any successor or successors thereto (the "CO system"), consisting of the highest priority space available flight passes for Executive and his eligible family members (as such eligibility is in effect on the date hereof), a UATP card (or, in the event of discontinuance of the UATP program, a similar charge card permitting the purchase of air travel through direct billing to the Company or any of its affiliates or any successor or successors thereto (a "Similar Card")) in Executive's name for charging flights (in any fare class) on the CO system for Executive, Executive's spouse, Executive's family and significant others as determined by Executive, a Gold Elite OnePass Card (or similar highest category successor frequent flyer card) in Executive's name for use on the CO system, a membership for Executive and Executive's spouse in the Company's President's Club (or any successor program maintained in the CO system) and reimbursement (while an officer of the Company) of up to $10,000 annually for U.S. federal, state or local income taxes on imputed income resulting from such flights (such imputed income to be calculated during the term of such Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required by law);

          (v) "Incentive Plan" shall mean Company's 1994 Incentive Equity Plan, as amended;

          (vi) "Outplacement Services" shall mean outplacement services, at Company's cost and for a period of twelve months beginning on the date of Executive's termination of employment, to be rendered by an agency selected by Executive and approved by the Board of Directors or HR Committee (with such approval not to be unreasonably withheld);

          (vii)     "Severance Period" shall mean:

               a. in the case of a termination of Executive's employment with Company that occurs within two years after the date upon which a Change in Control occurs, a period commencing on the date of such termination and continuing for thirty-six months; or

               b. in the case of a termination of Executive's employment with Company that occurs prior to a Change in Control or after the date which is two years after a Change in Control occurs, a period commencing on the date of such termination and continuing for twenty-four months; and


          (viii) "Termination Payment" shall mean an amount equal to Executive's Annualized Compensation multiplied by a fraction, the numerator of which is the number of months in the Severance Period and the denominator of which is twelve.

Executive agrees that, after receipt of an invoice or other accounting statement therefor, he will promptly (and in any event within 45 days after receipt of such invoice or other accounting statement) reimburse the Company for all charges on Executive's UATP card (or Similar Card) which are not for flights on the CO system and which are not otherwise reimbursable to Executive under the provisions of paragraph 3.4(i) hereof. Executive agrees that the credit availability under Executive's UATP card (or Similar Card) may be suspended if Executive does not timely reimburse the Company as described in the foregoing sentence; provided, that, immediately upon the Company's receipt of Executive's reimbursement in full, the credit availability under Executive's UATP card (or Similar Card) will be restored.
 The sole cost to Executive of flights on the CO system pursuant to use of Executive's Flight Benefits will be the imputed income with respect to flights on the CO system charged on Executive's UATP card (or Similar Card), calculated throughout the term of Executive's Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required
by law, and reported to Executive as required by applicable law.   With
respect to any period with respect to which the Company is obligated to provide up to $10,000 of reimbursement for income taxes as described in paragraph 4.7 (iv) above, Executive will provide to the Company, upon request, a calculation or other evidence of Executive's marginal tax rate sufficient to permit the Company to calculate accurately the amount to be so reimbursed to Executive, and Executive understands that the Company will not make any gross-up payment to Executive with respect to the income attributable to such reimbursement. Executive agrees that he will not resell or permit to be resold any tickets issued on the CO system in connection with the Flight Benefits. Executive shall be issued a UATP card (or Similar Card), a Gold Elite OnePass Card (or similar highest category successor frequent flyer card), a membership card in the Company's Presidents Club (or any successor program maintained in the CO system) for Executive and Executive's spouse, an appropriate flight pass identification card and an Employee Travel Card, each valid at all times during the term of Executive's Flight Benefits.


ARTICLE V.:  MISCELLANEOUS

     5A. Interest and Indemnification. If any payment to Executive provided for in this Agreement is not made by Company when due, Company shall pay to Executive interest on the amount payable from the date that such payment should have been made until such payment is made, which interest shall be calculated at 3% plus the prime or base rate of interest announced by Texas Commerce Bank National Association (or any successor thereto) at its principal office in Houston, Texas (but not in excess of the highest lawful rate), and such interest rate shall change when and as any such change in such prime or base rate shall be announced by such bank. If Executive shall obtain any money judgment or otherwise prevail with respect to any litigation brought by Executive or Company to enforce or interpret any provision contained herein, Company, to the fullest extent permitted by applicable law, hereby indemnifies Executive for his reasonable attorneys' fees and disbursements incurred in such litigation and hereby agrees (i) to pay in full all such fees and disbursements and (ii) to pay prejudgment interest on any money judgment obtained by Executive from the earliest date that payment to him should have been made under this Agreement until such judgment shall have been paid in full, which interest shall be calculated at the rate set forth in the preceding sentence.

     5B. Notices. For purposes of this Agreement, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Company to  :      Continental Airlines, Inc.
                              2929 Allen Parkway, Suite 2010
                              Houston, Texas  77019
                              Attention:  General Counsel

     If to Executive to :     Lawrence W. Kellner


or to such other address as either party may furnish to the other in writing in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

     5C. Applicable Law. This contract is entered into under, and shall be governed for all purposes by, the laws of the State of Texas.

     5D. No Waiver. No failure by either party hereto at any time to give notice of any breach by the other party of, or to require compliance with, any condition or provision of this Agreement shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     5E. Severability. If a court of competent jurisdiction determines that any provision of this Agreement is invalid or unenforceable, then the invalidity or unenforceability of that provision shall not affect the validity or enforceability of any other provision of this Agreement, and all other provisions shall remain in full force and effect.

     5F. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.

     5G. Withholding of Taxes and Other Employee Deductions. Company may withhold from any benefits and payments made pursuant to this Agreement all federal, state, city and other taxes as may be required pursuant to any law or governmental regulation or ruling and all other normal employee deductions made with respect to Company's employees generally.

     5H. Headings. The paragraph headings have been inserted for purposes of convenience and shall not be used for interpretive purposes.

     5I. Gender and Plurals. Wherever the context so requires, the masculine gender includes the feminine or neuter, and the singular number includes the plural and conversely.

     5J. Successors. This Agreement shall be binding upon and inure to the benefit of Company and any successor of the Company, including without limitation any person, association, or entity which may hereafter acquire or succeed to all or substantially all of the business or assets of Company by any means whether direct or indirect, by purchase, merger, consolidation, or otherwise. Except as provided in the preceding sentence, this Agreement, and the rights and obligations of the parties hereunder, are personal and neither this Agreement, nor any right, benefit or obligation of either party hereto, shall be subject to voluntary or involuntary assignment, alienation or transfer, whether by operation of law or otherwise, without the prior written consent of the other party.

     5K. Term. This Agreement has a term co-extensive with the term of employment as set forth in paragraph 2.1. Termination shall not affect any right or obligation of any party which is accrued or vested prior to or upon such termination.

     5L. Entire Agreement. Except as provided in (i) the benefits, plans, and programs referenced in paragraph 3.4(iii), (ii) any signed written agreement heretofore or contemporaneously executed by Company and Executive with respect to Awards (as defined in the Incentive Plan) under the Incentive Plan, or (iii) any signed written agreement hereafter executed by Company and Executive, this Agreement constitutes the entire agreement of the parties with regard to the subject matter hereof, and contains all the covenants, promises, representations, warranties and agreements between the parties with respect to employment of Executive by Company. Without limiting the scope of the preceding sentence, all prior understandings and agreements among the parties hereto relating to the subject matter hereof are hereby null and void and of no further force and effect. Any modification of this Agreement shall be effective only if it is in writing and signed by the party to be charged.

     5.13 Deemed Resignations. Any termination of Executive's employment shall constitute an automatic resignation of Executive as an officer of Company and each affiliate of Company, and an automatic resignation of Executive from the Board of Directors (if applicable) and from the board of directors of any affiliate of Company.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of November, 1995.

                              CONTINENTAL AIRLINES, INC.


                              By:
                                   Name:   Jeffery A. Smisek
                                   Title:  Senior Vice President

                              "EXECUTIVE"


                                   ______________________________________
                                        Lawrence W. Kellner

                                                               Exhibit 10.7


                 AMENDED AND RESTATED EMPLOYMENT AGREEMENT


     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT ("Agreement") is made by and between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Company"), and Barry P. Simon ("Executive").

                           W I T N E S S E T H:

     WHEREAS, Company and Executive are parties to that certain Employment Agreement dated as of June 5, 1995 (the "Current Agreement"); and

     WHEREAS, the Human Resources Committee of the Board of Directors, at its November 2, 1995 meeting, authorized the amendment of the employment agreements of officers of the Company, selected on a performance basis by the Chief Executive Officer of the Company, with respect to certain matters; and

     WHEREAS, Executive has been so selected by the Chief Executive Officer;
and

     WHEREAS, in connection therewith, the parties desire to amend the Current Agreement and restate it, as so amended, in its entirety as this Agreement;

     NOW, THEREFORE, for and in consideration of the mutual promises, covenants and obligations contained herein, Company and Executive agree as follows:


ARTICLE I.:  EMPLOYMENT AND DUTIES

     1A. Employment; Effective Date. Company agrees to employ Executive and Executive agrees to be employed by Company, beginning as of the Effective Date (as hereinafter defined) and continuing for the period of time set forth in Article 2 of this Agreement, subject to the terms and conditions of this Agreement. For purposes of this Agreement, the "Effective Date" shall be June 14, 1995.

     1B. Position. From and after the Effective Date, Company shall employ Executive in the position of Senior Vice President - Europe of Company, or in such other position or positions as the parties mutually may agree.

     1C. Duties and Services. Executive agrees to serve in the position referred to in paragraph 1.2 and to perform diligently and to the best of his abilities the duties and services appertaining to such office as set forth in the Bylaws of Company in effect on the Effective Date, as well as such additional duties and services appropriate to such office which the parties mutually may agree upon from time to time.


ARTICLE II.:  TERM AND TERMINATION OF EMPLOYMENT

     2A. Term. Unless sooner terminated pursuant to other provisions hereof, Company agrees to employ Executive for a three-year period beginning on the Effective Date.

     2B. Company's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Company, acting pursuant to an express resolution of the Board of Directors of Company (the "Board of Directors") or the Human Resources Committee of the Board of Directors (the "HR Committee"), shall have the right to terminate Executive's employment under this Agreement at any time for any of the following reasons:

          1.   upon Executive's death;

          2. upon Executive's becoming incapacitated for a period of at least 180 days by accident, sickness or other circumstance which renders him mentally or physically incapable of performing the material duties and services required of him hereunder on a full-time basis during such period;

          3. for cause, which for purposes of this Agreement shall mean Executive's gross negligence or willful misconduct in the performance of, or Executive's abuse of alcohol or drugs rendering him unable to perform, the material duties and services required of him pursuant to this Agreement;

          4. for Executive's material breach of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice to Executive by Company of such breach; or

          5. for any other reason whatsoever, in the sole discretion of the Board of Directors or the Human Resources Committee.

     2C. Executive's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Executive shall have the right to terminate his employment under this Agreement at any time for any of the following reasons:

          1. the assignment to Executive by the Board of Directors or HR Committee or other officers or representatives of Company of duties materially inconsistent with the duties associated with the position described in paragraph 1.2 as such duties are constituted as of the Effective Date;

          2. a material diminution in the nature or scope of Executive's authority, responsibilities, or title from those applicable to him as of the Effective Date;

          3. the occurrence of material acts or conduct on the part of Company or its officers or representatives which prevent Executive from performing his duties and responsibilities pursuant to this Agreement;

          4. Company requiring Executive to be permanently based anywhere outside a major urban center in Texas;

          5. the taking of any action by Company that would materially adversely affect the corporate amenities enjoyed by Executive on the Effective Date;

          6. a material breach by Company of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice of such breach by Executive to Company; or

          7. for any other reason whatsoever, in the sole discretion of Executive.

     2D. Notice of Termination. If Company or Executive desires to terminate Executive's employment hereunder at any time prior to expiration of the term of employment as provided in paragraph 2.1, it or he shall do so by giving written notice to the other party that it or he has elected to terminate Executive's employment hereunder and stating the effective date and reason for such termination, provided that no such action shall alter or amend any other provisions hereof or rights arising hereunder.


ARTICLE III.:  COMPENSATION AND BENEFITS

     3A. Base Salary. During the period of this Agreement, Executive shall receive a minimum annual base salary equal to the greater of (i) $300,000.00 or (ii) such amount as the parties mutually may agree upon from time to time. Executive's annual base salary shall be paid in equal installments in accordance with Company's standard policy regarding payment of compensation to executives but no less frequently than semimonthly.

     3B. Bonus Programs. Executive shall participate in each cash bonus program maintained by Company on and after the Effective Date (including, without limitation, participation effective as of January 1, 1995 in any such program maintained for the year during which such date occurs) at a level which is not less than the maximum participation level made available to any other executive of Company at substantially the same title or level of Executive (determined without regard to period of service or other criteria that might otherwise be necessary to entitle Executive to such level of participation).

     3C. Vacation and Sick Leave. During each year of his employment, Executive shall be entitled to vacation and sick leave benefits equal to the maximum available to any Company executive, determined without regard to the period of service that might otherwise be necessary to entitle Executive to such vacation or sick leave under standard Company policy.

     3D. Other Perquisites. During his employment hereunder, Executive shall be afforded the following benefits as incidences of his employment:

          1. Business and Entertainment Expenses - Subject to Company's standard policies and procedures with respect to expense reimbursement as applied to its executive employees generally, Company shall reimburse Executive for, or pay on behalf of Executive, reasonable and appropriate expenses incurred by Executive for business related purposes, including dues and fees to industry and professional organizations, costs of entertainment and business development, and costs reasonably incurred as a result of Executive's spouse accompanying Executive on business travel.

          2. Parking - Company shall provide at no expense to Executive a parking place convenient to Executive's office and a parking place at Intercontinental Airport in Houston, Texas.

          3. Other Company Benefits - Executive and, to the extent applicable, Executive's family, dependents and beneficiaries, shall be allowed to participate in all benefits, plans and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to similarly-situated Company employees. Such benefits, plans and programs may include, without limitation, profit sharing plan, thrift plan, annual physical examinations, health insurance or health care plan, life insurance, disability insurance, pension plan, pass privileges on Continental Airlines, Flight Benefits and the like. Company shall not, however, by reason of this paragraph be obligated to institute, maintain, or refrain from changing, amending or discontinuing, any such benefit plan or program, so long as such changes are similarly applicable to executive employees generally.


ARTICLE IV.:  EFFECT OF TERMINATION ON COMPENSATION

     4A. By Expiration. If Executive's employment hereunder shall terminate upon expiration of the term provided in paragraph 2.1 hereof, then all compensation and all benefits to Executive hereunder shall terminate contemporaneously with termination of his employment; provided, however, that Executive shall be provided with Flight Benefits for the remainder of Executive's lifetime.

     4B. By Company. If Executive's employment hereunder shall be terminated by Company prior to expiration of the term provided in paragraph 2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and all benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except if such termination shall be for any reason other than those encompassed by paragraphs 2.2(i), (ii), (iii) or (iv), then Company shall (a) pay Executive on or before the effective date of such termination a lump-sum, cash payment in an amount equal to the Termination Payment (as such term is defined in paragraph 4.7), (b) provide Executive with Flight Benefits (as such term is defined in paragraph 4.7) for the remainder of Executive's lifetime, (c) provide Executive with Outplacement Services (as such term is defined in paragraph 4.7), and (d) provide Executive and his eligible dependents with Continuation Coverage (as such term is defined in paragraph 4.7) for the Severance Period.

     4C. By Executive. If Executive's employment hereunder shall be terminated by Executive prior to expiration of the term provided in paragraph 2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except if such termination shall be pursuant to paragraphs 2.3(i), (ii), (iii),
(iv), (v), or (vi), then Company shall provide Executive with the payments and benefits described in clauses (a) through (d) of paragraph 4.2.

     4D. Certain Additional Payments by Company. Notwithstanding anything to the contrary in this Agreement, if any payment, distribution or provision of a benefit by Company to or for the benefit of Executive, whether paid or payable, distributed or distributable or provided or to be provided pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to an excise or other special additional tax that would not have been imposed absent such Payment (including, without limitation, any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended), or any interest or penalties with respect to such excise or other additional tax (such excise or other additional tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), Company shall pay to Executive an additional payment (a "Gross-up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any income taxes and Excise Taxes imposed on any Gross-up Payment, Executive retains an amount of the Gross-up Payment (taking into account any similar gross-up payments to Executive under the Incentive Plan (as such term is defined in paragraph 4.7)) equal to the Excise Tax imposed upon the Payments. Company and Executive shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Executive shall notify Company in writing of any claim by the Internal Revenue Service which, if successful, would require Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by Company and Executive) within ten business days after the receipt of such claim. Company shall notify Executive in writing at least ten business days prior to the due date of any response required with respect to such claim if it plans to contest the claim. If Company decides to contest such claim, Executive shall cooperate fully with Company in such action; provided, however, Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of Company's action. If, as a result of Company's action with respect to a claim, Executive receives a refund of any amount paid by Company with respect to such claim, Executive shall promptly pay such refund to Company. If Company fails to timely notify Executive whether it will contest such claim or Company determines not to contest such claim, then Company shall immediately pay to Executive the portion of such claim, if any, which it has not previously paid to Executive.

     4E. Payment Obligations Absolute. Company's obligation to pay Executive the amounts and to make the arrangements provided in this Article 4 shall be absolute and unconditional and shall not be affected by any cir-cumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Company (including its subsidiaries and affiliates) may have against him or anyone else. All amounts payable by Company shall be paid without notice or demand. Executive shall not be obligated to seek other employment in mitigation of the amounts payable or arrangements made under any provision of this Article 4, and, except as provided in paragraph 4.7 with respect to Continuation Coverage, the obtain-ing of any such other employment (or the engagement in any endeavor as an independent contractor, sole proprietor, partner, or joint venturer) shall in no event effect any reduction of Company's obligations to make (or cause to be made) the payments and arrangements required to be made under this
Article 4.

     4F. Liquidated Damages. In light of the difficulties in estimating the damages upon termination of this Agreement, Company and Executive hereby agree that the payments and benefits, if any, to be received by Executive pursuant to this Article 4 shall be received by Executive as liquidated damages. Payment of the Termination Payment pursuant to paragraphs 4.2 or
4.3 shall be in lieu of any severance benefit Executive may be entitled to under any severance plan or policy maintained by Company.

     4G. Certain Definitions and Additional Terms. As used herein, the following capitalized terms shall have the meanings assigned below:

          1. "Annualized Compensation" shall mean an amount equal to the sum of (1) Executive's annual base salary pursuant to paragraph 3.1 in effect immediately prior to Executive's termination of employment hereunder and (2) a deemed annual bonus which shall be equal to 25% of the amount described in clause (1) of this paragraph 4.7(i);

          2. "Change in Control" shall have the meaning assigned to such term in the Incentive Plan (as amended by the First Amendment thereto) in effect as of the date of execution of this Agreement;

          3. "Continuation Coverage" shall mean the continued coverage of Executive and his eligible dependents under Company's welfare benefit plans available to executives of Company who have not terminated employment (or the provision of equivalent benefits), including, without limitation, medical, health, dental, life insurance, disability, vision care, accidental death and dismemberment, and prescription drug, at no greater cost to Executive than that applicable to a similarly situated Company executive who has not terminated employment; provided, however, that (1) subject to clause (2) below, the coverage under a particular welfare benefit plan (or the receipt of equivalent benefits) shall terminate upon Executive's receipt of comparable benefits from a subsequent employer and (2) if Executive (and/or his eligible dependents) would have been entitled to retiree coverage under a particular welfare benefit plan had he voluntarily retired on the date of his termination of employment, then such coverage shall be continued as provided in such plan upon the expiration of the period Continuation Coverage is to be provided pursuant to this Article 4. Notwithstanding any provision in this Article 4 to the contrary, Executive's entitlement to any benefit continuation pursuant to Section 601 et. seq. of the Employee Retirement Income Security Act of 1974, as amended, shall commence at the end of the period of, and shall not be reduced by the provision of, any applicable Continuation Coverage;

          (iv) "Flight Benefits" shall mean flight benefits on each airline operated by the Company or any of its affiliates or any successor or successors thereto (the "CO system"), consisting of the highest priority space available flight passes for Executive and his eligible family members (as such eligibility is in effect on the date hereof), a UATP card (or, in the event of discontinuance of the UATP program, a similar charge card permitting the purchase of air travel through direct billing to the Company or any of its affiliates or any successor or successors thereto (a "Similar Card")) in Executive's name for charging flights (in any fare class) on the CO system for Executive, Executive's spouse, Executive's family and significant others as determined by Executive, a Gold Elite OnePass Card (or similar highest category successor frequent flyer card) in Executive's name for use on the CO system, a membership for Executive and Executive's spouse in the Company's President's Club (or any successor program maintained in the CO system) and reimbursement (while an officer of the Company) of up to $10,000 annually for U.S. federal, state or local income taxes on imputed income resulting from such flights (such imputed income to be calculated during the term of such Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required by law);

          (v) "Incentive Plan" shall mean Company's 1994 Incentive Equity Plan, as amended;

          (vi) "Outplacement Services" shall mean outplacement services, at Company's cost and for a period of twelve months beginning on the date of Executive's termination of employment, to be rendered by an agency selected by Executive and approved by the Board of Directors or HR Committee (with such approval not to be unreasonably withheld);

          (vii)     "Severance Period" shall mean:

               a. in the case of a termination of Executive's employment with Company that occurs within two years after the date upon which a Change in Control occurs, a period commencing on the date of such termination and continuing for thirty-six months; or

               b. in the case of a termination of Executive's employment with Company that occurs prior to a Change in Control or after the date which is two years after a Change in Control occurs, a period commencing on the date of such termination and continuing for twenty-four months; and


          (viii) "Termination Payment" shall mean an amount equal to Executive's Annualized Compensation multiplied by a fraction, the numerator of which is the number of months in the Severance Period and the denominator of which is twelve.

Executive agrees that, after receipt of an invoice or other accounting statement therefor, he will promptly (and in any event within 45 days after receipt of such invoice or other accounting statement) reimburse the Company for all charges on Executive's UATP card (or Similar Card) which are not for flights on the CO system and which are not otherwise reimbursable to Executive under the provisions of paragraph 3.4(i) hereof. Executive agrees that the credit availability under Executive's UATP card (or Similar Card) may be suspended if Executive does not timely reimburse the Company as described in the foregoing sentence; provided, that, immediately upon the Company's receipt of Executive's reimbursement in full, the credit availability under Executive's UATP card (or Similar Card) will be restored.
 The sole cost to Executive of flights on the CO system pursuant to use of Executive's Flight Benefits will be the imputed income with respect to flights on the CO system charged on Executive's UATP card (or Similar Card), calculated throughout the term of Executive's Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required
by law, and reported to Executive as required by applicable law.   With
respect to any period with respect to which the Company is obligated to provide up to $10,000 of reimbursement for income taxes as described in paragraph 4.7 (iv) above, Executive will provide to the Company, upon request, a calculation or other evidence of Executive's marginal tax rate sufficient to permit the Company to calculate accurately the amount to be so reimbursed to Executive, and Executive understands that the Company will not make any gross-up payment to Executive with respect to the income attributable to such reimbursement. Executive agrees that he will not resell or permit to be resold any tickets issued on the CO system in connection with the Flight Benefits. Executive shall be issued a UATP card (or Similar Card), a Gold Elite OnePass Card (or similar highest category successor frequent flyer card), a membership card in the Company's Presidents Club (or any successor program maintained in the CO system) for Executive and Executive's spouse, an appropriate flight pass identification card and an Employee Travel Card, each valid at all times during the term of Executive's Flight Benefits.


ARTICLE V.:  MISCELLANEOUS

     5A. Interest and Indemnification. If any payment to Executive provided for in this Agreement is not made by Company when due, Company shall pay to Executive interest on the amount payable from the date that such payment should have been made until such payment is made, which interest shall be calculated at 3% plus the prime or base rate of interest announced by Texas Commerce Bank National Association (or any successor thereto) at its principal office in Houston, Texas (but not in excess of the highest lawful rate), and such interest rate shall change when and as any such change in such prime or base rate shall be announced by such bank. If Executive shall obtain any money judgment or otherwise prevail with respect to any litigation brought by Executive or Company to enforce or interpret any provision contained herein, Company, to the fullest extent permitted by applicable law, hereby indemnifies Executive for his reasonable attorneys' fees and disbursements incurred in such litigation and hereby agrees (i) to pay in full all such fees and disbursements and (ii) to pay prejudgment interest on any money judgment obtained by Executive from the earliest date that payment to him should have been made under this Agreement until such judgment shall have been paid in full, which interest shall be calculated at the rate set forth in the preceding sentence.

     5B. Notices. For purposes of this Agreement, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Company to  :           Continental Airlines, Inc.
                                   2929 Allen Parkway, Suite 2010
                                   Houston, Texas  77019
                                   Attention:  General Counsel

     If to Executive to :          Barry P. Simon

or to such other address as either party may furnish to the other in writing in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

     5C. Applicable Law. This contract is entered into under, and shall be governed for all purposes by, the laws of the State of Texas.

     5D. No Waiver. No failure by either party hereto at any time to give notice of any breach by the other party of, or to require compliance with, any condition or provision of this Agreement shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     5E. Severability. If a court of competent jurisdiction determines that any provision of this Agreement is invalid or unenforceable, then the invalidity or unenforceability of that provision shall not affect the validity or enforceability of any other provision of this Agreement, and all other provisions shall remain in full force and effect.

     5F. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.

     5G. Withholding of Taxes and Other Employee Deductions. Company may withhold from any benefits and payments made pursuant to this Agreement all federal, state, city and other taxes as may be required pursuant to any law or governmental regulation or ruling and all other normal employee deductions made with respect to Company's employees generally.

     5H. Headings. The paragraph headings have been inserted for purposes of convenience and shall not be used for interpretive purposes.

     5I. Gender and Plurals. Wherever the context so requires, the masculine gender includes the feminine or neuter, and the singular number includes the plural and conversely.

     5J. Successors. This Agreement shall be binding upon and inure to the benefit of Company and any successor of the Company, including without limitation any person, association, or entity which may hereafter acquire or succeed to all or substantially all of the business or assets of Company by any means whether direct or indirect, by purchase, merger, consolidation, or otherwise. Except as provided in the preceding sentence, this Agreement, and the rights and obligations of the parties hereunder, are personal and neither this Agreement, nor any right, benefit or obligation of either party hereto, shall be subject to voluntary or involuntary assignment, alienation or transfer, whether by operation of law or otherwise, without the prior written consent of the other party.

     5K. Term. This Agreement has a term co-extensive with the term of employment as set forth in paragraph 2.1. Termination shall not affect any right or obligation of any party which is accrued or vested prior to or upon such termination.

     5L. Entire Agreement. Except as provided in (i) the benefits, plans, and programs referenced in paragraph 3.4(iii), (ii) any signed written agreement heretofore or contemporaneously executed by Company and Executive with respect to Awards (as defined in the Incentive Plan) under the Incentive Plan, or (iii) any signed written agreement hereafter executed by Company and Executive, this Agreement constitutes the entire agreement of the parties with regard to the subject matter hereof, and contains all the covenants, promises, representations, warranties and agreements between the parties with respect to employment of Executive by Company. Without limiting the scope of the preceding sentence, all prior understandings and agreements among the parties hereto relating to the subject matter hereof are hereby null and void and of no further force and effect. Any modification of this Agreement shall be effective only if it is in writing and signed by the party to be charged.

     5.13 Deemed Resignations. Any termination of Executive's employment shall constitute an automatic resignation of Executive as an officer of Company and each affiliate of Company, and an automatic resignation of Executive from the Board of Directors (if applicable) and from the board of directors of any affiliate of Company.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of November, 1995.

                              CONTINENTAL AIRLINES, INC.


                              By:
                                   Name:   Jeffery A. Smisek
                                   Title:  Senior Vice President

                              "EXECUTIVE"


                                   ______________________________________
                                        Barry P. Simon

                                                               Exhibit 10.8


                 AMENDED AND RESTATED EMPLOYMENT AGREEMENT


     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT ("Agreement") is made by and between CONTINENTAL AIRLINES, INC., a Delaware corporation ("Company"), and C.D. McLean ("Executive").

                           W I T N E S S E T H:

     WHEREAS, Company and Executive are parties to that certain Employment Agreement dated as of June 5, 1995 (the "Current Agreement"); and

     WHEREAS, the Human Resources Committee of the Board of Directors, at its November 2, 1995 meeting, authorized the amendment of the employment agreements of officers of the Company, selected on a performance basis by the Chief Executive Officer of the Company, with respect to certain matters; and

     WHEREAS, Executive has been so selected by the Chief Executive Officer;
and

     WHEREAS, in connection therewith, the parties desire to amend the Current Agreement and restate it, as so amended, in its entirety as this Agreement;

     NOW, THEREFORE, for and in consideration of the mutual promises, covenants and obligations contained herein, Company and Executive agree as follows:


ARTICLE I.:  EMPLOYMENT AND DUTIES

     1A. Employment; Effective Date. Company agrees to employ Executive and Executive agrees to be employed by Company, beginning as of the Effective Date (as hereinafter defined) and continuing for the period of time set forth in Article 2 of this Agreement, subject to the terms and conditions of this Agreement. For purposes of this Agreement, the "Effective Date" shall be June 6, 1995.

     1B. Position. From and after the Effective Date, Company shall employ Executive in the position of Senior Vice President - Operations of Company, or in such other position or positions as the parties mutually may agree.

     1C. Duties and Services. Executive agrees to serve in the position referred to in paragraph 1.2 and to perform diligently and to the best of his abilities the duties and services appertaining to such office as set forth in the Bylaws of Company in effect on the Effective Date, as well as such additional duties and services appropriate to such office which the parties mutually may agree upon from time to time.


ARTICLE II.:  TERM AND TERMINATION OF EMPLOYMENT

     2A. Term. Unless sooner terminated pursuant to other provisions hereof, Company agrees to employ Executive for a three-year period beginning on the Effective Date.

     2B. Company's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Company, acting pursuant to an express resolution of the Board of Directors of Company (the "Board of Directors") or the Human Resources Committee of the Board of Directors (the "HR Committee"), shall have the right to terminate Executive's employment under this Agreement at any time for any of the following reasons:

          1.   upon Executive's death;

          2. upon Executive's becoming incapacitated for a period of at least 180 days by accident, sickness or other circumstance which renders him mentally or physically incapable of performing the material duties and services required of him hereunder on a full-time basis during such period;

          3. for cause, which for purposes of this Agreement shall mean Executive's gross negligence or willful misconduct in the performance of, or Executive's abuse of alcohol or drugs rendering him unable to perform, the material duties and services required of him pursuant to this Agreement;

          4. for Executive's material breach of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice to Executive by Company of such breach; or

          5. for any other reason whatsoever, in the sole discretion of the Board of Directors or the Human Resources Committee.

     2C. Executive's Right to Terminate. Notwithstanding the provisions of paragraph 2.1, Executive shall have the right to terminate his employment under this Agreement at any time for any of the following reasons:

          1. the assignment to Executive by the Board of Directors or HR Committee or other officers or representatives of Company of duties materially inconsistent with the duties associated with the position described in paragraph 1.2 as such duties are constituted as of the Effective Date;

          2. a material diminution in the nature or scope of Executive's authority, responsibilities, or title from those applicable to him as of the Effective Date;

          3. the occurrence of material acts or conduct on the part of Company or its officers or representatives which prevent Executive from performing his duties and responsibilities pursuant to this Agreement;

          4. Company requiring Executive to be permanently based anywhere outside a major urban center in Texas;

          5. the taking of any action by Company that would materially adversely affect the corporate amenities enjoyed by Executive on the Effective Date;

          6. a material breach by Company of any provision of this Agreement which, if correctable, remains uncorrected for 30 days following written notice of such breach by Executive to Company; or

          7. for any other reason whatsoever, in the sole discretion of Executive.

     2D. Notice of Termination. If Company or Executive desires to terminate Executive's employment hereunder at any time prior to expiration of the term of employment as provided in paragraph 2.1, it or he shall do so by giving written notice to the other party that it or he has elected to terminate Executive's employment hereunder and stating the effective date and reason for such termination, provided that no such action shall alter or amend any other provisions hereof or rights arising hereunder.


ARTICLE III.:  COMPENSATION AND BENEFITS

     3A. Base Salary. During the period of this Agreement, Executive shall receive a minimum annual base salary equal to the greater of (i) $300,000.00 or (ii) such amount as the parties mutually may agree upon from time to time. Executive's annual base salary shall be paid in equal installments in accordance with Company's standard policy regarding payment of compensation to executives but no less frequently than semimonthly.

     3B. Bonus Programs. Executive shall participate in each cash bonus program maintained by Company on and after the Effective Date (including, without limitation, participation effective as of January 1, 1995 in any such program maintained for the year during which such date occurs) at a level which is not less than the maximum participation level made available to any other executive of Company at substantially the same title or level of Executive (determined without regard to period of service or other criteria that might otherwise be necessary to entitle Executive to such level of participation).

     3C. Vacation and Sick Leave. During each year of his employment, Executive shall be entitled to vacation and sick leave benefits equal to the maximum available to any Company executive, determined without regard to the period of service that might otherwise be necessary to entitle Executive to such vacation or sick leave under standard Company policy.

     3D. Other Perquisites. During his employment hereunder, Executive shall be afforded the following benefits as incidences of his employment:

          1. Business and Entertainment Expenses - Subject to Company's standard policies and procedures with respect to expense reimbursement as applied to its executive employees generally, Company shall reimburse Executive for, or pay on behalf of Executive, reasonable and appropriate expenses incurred by Executive for business related purposes, including dues and fees to industry and professional organizations, costs of entertainment and business development, and costs reasonably incurred as a result of Executive's spouse accompanying Executive on business travel.

          2. Parking - Company shall provide at no expense to Executive a parking place convenient to Executive's office and a parking place at Intercontinental Airport in Houston, Texas.

          3. Other Company Benefits - Executive and, to the extent applicable, Executive's family, dependents and beneficiaries, shall be allowed to participate in all benefits, plans and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to similarly-situated Company employees. Such benefits, plans and programs may include, without limitation, profit sharing plan, thrift plan, annual physical examinations, health insurance or health care plan, life insurance, disability insurance, pension plan, pass privileges on Continental Airlines, Flight Benefits and the like. Company shall not, however, by reason of this paragraph be obligated to institute, maintain, or refrain from changing, amending or discontinuing, any such benefit plan or program, so long as such changes are similarly applicable to executive employees generally.


ARTICLE IV.:  EFFECT OF TERMINATION ON COMPENSATION

     4A. By Expiration. If Executive's employment hereunder shall terminate upon expiration of the term provided in paragraph 2.1 hereof, then all compensation and all benefits to Executive hereunder shall terminate contemporaneously with termination of his employment; provided, however, that Executive shall be provided with Flight Benefits for the remainder of Executive's lifetime.

     4B. By Company. If Executive's employment hereunder shall be terminated by Company prior to expiration of the term provided in paragraph 2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and all benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except if such termination shall be for any reason other than those encompassed by paragraphs 2.2(i), (ii), (iii) or (iv), then Company shall (a) pay Executive on or before the effective date of such termination a lump-sum, cash payment in an amount equal to the Termination Payment (as such term is defined in paragraph 4.7), (b) provide Executive with Flight Benefits (as such term is defined in paragraph 4.7) for the remainder of Executive's lifetime, (c) provide Executive with Outplacement Services (as such term is defined in paragraph 4.7), and (d) provide Executive and his eligible dependents with Continuation Coverage (as such term is defined in paragraph 4.7) for the Severance Period.

     4C. By Executive. If Executive's employment hereunder shall be terminated by Executive prior to expiration of the term provided in paragraph 2.1 hereof then, upon such termination, regardless of the reason therefor, all compensation and benefits to Executive hereunder shall terminate contemporaneously with the termination of such employment, except if such termination shall be pursuant to paragraphs 2.3(i), (ii), (iii),
(iv), (v), or (vi), then Company shall provide Executive with the payments and benefits described in clauses (a) through (d) of paragraph 4.2.

     4D. Certain Additional Payments by Company. Notwithstanding anything to the contrary in this Agreement, if any payment, distribution or provision of a benefit by Company to or for the benefit of Executive, whether paid or payable, distributed or distributable or provided or to be provided pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to an excise or other special additional tax that would not have been imposed absent such Payment (including, without limitation, any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended), or any interest or penalties with respect to such excise or other additional tax (such excise or other additional tax, together with any such interest or penalties, are hereinafter collectively referred to as the "Excise Tax"), Company shall pay to Executive an additional payment (a "Gross-up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any income taxes and Excise Taxes imposed on any Gross-up Payment, Executive retains an amount of the Gross-up Payment (taking into account any similar gross-up payments to Executive under the Incentive Plan (as such term is defined in paragraph 4.7)) equal to the Excise Tax imposed upon the Payments. Company and Executive shall make an initial determination as to whether a Gross-up Payment is required and the amount of any such Gross-up Payment. Executive shall notify Company in writing of any claim by the Internal Revenue Service which, if successful, would require Company to make a Gross-up Payment (or a Gross-up Payment in excess of that, if any, initially determined by Company and Executive) within ten business days after the receipt of such claim. Company shall notify Executive in writing at least ten business days prior to the due date of any response required with respect to such claim if it plans to contest the claim. If Company decides to contest such claim, Executive shall cooperate fully with Company in such action; provided, however, Company shall bear and pay directly or indirectly all costs and expenses (including additional interest and penalties) incurred in connection with such action and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of Company's action. If, as a result of Company's action with respect to a claim, Executive receives a refund of any amount paid by Company with respect to such claim, Executive shall promptly pay such refund to Company. If Company fails to timely notify Executive whether it will contest such claim or Company determines not to contest such claim, then Company shall immediately pay to Executive the portion of such claim, if any, which it has not previously paid to Executive.

     4E. Payment Obligations Absolute. Company's obligation to pay Executive the amounts and to make the arrangements provided in this Article 4 shall be absolute and unconditional and shall not be affected by any cir-cumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which Company (including its subsidiaries and affiliates) may have against him or anyone else. All amounts payable by Company shall be paid without notice or demand. Executive shall not be obligated to seek other employment in mitigation of the amounts payable or arrangements made under any provision of this Article 4, and, except as provided in paragraph 4.7 with respect to Continuation Coverage, the obtain-ing of any such other employment (or the engagement in any endeavor as an independent contractor, sole proprietor, partner, or joint venturer) shall in no event effect any reduction of Company's obligations to make (or cause to be made) the payments and arrangements required to be made under this
Article 4.

     4F. Liquidated Damages. In light of the difficulties in estimating the damages upon termination of this Agreement, Company and Executive hereby agree that the payments and benefits, if any, to be received by Executive pursuant to this Article 4 shall be received by Executive as liquidated damages. Payment of the Termination Payment pursuant to paragraphs 4.2 or
4.3 shall be in lieu of any severance benefit Executive may be entitled to under any severance plan or policy maintained by Company.

     4G. Certain Definitions and Additional Terms. As used herein, the following capitalized terms shall have the meanings assigned below:

          1. "Annualized Compensation" shall mean an amount equal to the sum of (1) Executive's annual base salary pursuant to paragraph 3.1 in effect immediately prior to Executive's termination of employment hereunder and (2) a deemed annual bonus which shall be equal to 25% of the amount described in clause (1) of this paragraph 4.7(i);

          2. "Change in Control" shall have the meaning assigned to such term in the Incentive Plan (as amended by the First Amendment thereto) in effect as of the date of execution of this Agreement;

          3. "Continuation Coverage" shall mean the continued coverage of Executive and his eligible dependents under Company's welfare benefit plans available to executives of Company who have not terminated employment (or the provision of equivalent benefits), including, without limitation, medical, health, dental, life insurance, disability, vision care, accidental death and dismemberment, and prescription drug, at no greater cost to Executive than that applicable to a similarly situated Company executive who has not terminated employment; provided, however, that (1) subject to clause (2) below, the coverage under a particular welfare benefit plan (or the receipt of equivalent benefits) shall terminate upon Executive's receipt of comparable benefits from a subsequent employer and (2) if Executive (and/or his eligible dependents) would have been entitled to retiree coverage under a particular welfare benefit plan had he voluntarily retired on the date of his termination of employment, then such coverage shall be continued as provided in such plan upon the expiration of the period Continuation Coverage is to be provided pursuant to this Article 4. Notwithstanding any provision in this Article 4 to the contrary, Executive's entitlement to any benefit continuation pursuant to Section 601 et. seq. of the Employee Retirement Income Security Act of 1974, as amended, shall commence at the end of the period of, and shall not be reduced by the provision of, any applicable Continuation Coverage;

          (iv) "Flight Benefits" shall mean flight benefits on each airline operated by the Company or any of its affiliates or any successor or successors thereto (the "CO system"), consisting of the highest priority space available flight passes for Executive and his eligible family members (as such eligibility is in effect on the date hereof), a UATP card (or, in the event of discontinuance of the UATP program, a similar charge card permitting the purchase of air travel through direct billing to the Company or any of its affiliates or any successor or successors thereto (a "Similar Card")) in Executive's name for charging flights (in any fare class) on the CO system for Executive, Executive's spouse, Executive's family and significant others as determined by Executive, a Gold Elite OnePass Card (or similar highest category successor frequent flyer card) in Executive's name for use on the CO system, a membership for Executive and Executive's spouse in the Company's President's Club (or any successor program maintained in the CO system) and reimbursement (while an officer of the Company) of up to $10,000 annually for U.S. federal, state or local income taxes on imputed income resulting from such flights (such imputed income to be calculated during the term of such Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required by law);

          (v) "Incentive Plan" shall mean Company's 1994 Incentive Equity Plan, as amended;

          (vi) "Outplacement Services" shall mean outplacement services, at Company's cost and for a period of twelve months beginning on the date of Executive's termination of employment, to be rendered by an agency selected by Executive and approved by the Board of Directors or HR Committee (with such approval not to be unreasonably withheld);

          (vii)     "Severance Period" shall mean:

               a. in the case of a termination of Executive's employment with Company that occurs within two years after the date upon which a Change in Control occurs, a period commencing on the date of such termination and continuing for thirty-six months; or

               b. in the case of a termination of Executive's employment with Company that occurs prior to a Change in Control or after the date which is two years after a Change in Control occurs, a period commencing on the date of such termination and continuing for twenty-four months; and


          (viii) "Termination Payment" shall mean an amount equal to Executive's Annualized Compensation multiplied by a fraction, the numerator of which is the number of months in the Severance Period and the denominator of which is twelve.

Executive agrees that, after receipt of an invoice or other accounting statement therefor, he will promptly (and in any event within 45 days after receipt of such invoice or other accounting statement) reimburse the Company for all charges on Executive's UATP card (or Similar Card) which are not for flights on the CO system and which are not otherwise reimbursable to Executive under the provisions of paragraph 3.4(i) hereof. Executive agrees that the credit availability under Executive's UATP card (or Similar Card) may be suspended if Executive does not timely reimburse the Company as described in the foregoing sentence; provided, that, immediately upon the Company's receipt of Executive's reimbursement in full, the credit availability under Executive's UATP card (or Similar Card) will be restored.
 The sole cost to Executive of flights on the CO system pursuant to use of Executive's Flight Benefits will be the imputed income with respect to flights on the CO system charged on Executive's UATP card (or Similar Card), calculated throughout the term of Executive's Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required
by law, and reported to Executive as required by applicable law.   With
respect to any period with respect to which the Company is obligated to provide up to $10,000 of reimbursement for income taxes as described in paragraph 4.7 (iv) above, Executive will provide to the Company, upon request, a calculation or other evidence of Executive's marginal tax rate sufficient to permit the Company to calculate accurately the amount to be so reimbursed to Executive, and Executive understands that the Company will not make any gross-up payment to Executive with respect to the income attributable to such reimbursement. Executive agrees that he will not resell or permit to be resold any tickets issued on the CO system in connection with the Flight Benefits. Executive shall be issued a UATP card (or Similar Card), a Gold Elite OnePass Card (or similar highest category successor frequent flyer card), a membership card in the Company's Presidents Club (or any successor program maintained in the CO system) for Executive and Executive's spouse, an appropriate flight pass identification card and an Employee Travel Card, each valid at all times during the term of Executive's Flight Benefits.


ARTICLE V.:  MISCELLANEOUS

     5A. Interest and Indemnification. If any payment to Executive provided for in this Agreement is not made by Company when due, Company shall pay to Executive interest on the amount payable from the date that such payment should have been made until such payment is made, which interest shall be calculated at 3% plus the prime or base rate of interest announced by Texas Commerce Bank National Association (or any successor thereto) at its principal office in Houston, Texas (but not in excess of the highest lawful rate), and such interest rate shall change when and as any such change in such prime or base rate shall be announced by such bank. If Executive shall obtain any money judgment or otherwise prevail with respect to any litigation brought by Executive or Company to enforce or interpret any provision contained herein, Company, to the fullest extent permitted by applicable law, hereby indemnifies Executive for his reasonable attorneys' fees and disbursements incurred in such litigation and hereby agrees (i) to pay in full all such fees and disbursements and (ii) to pay prejudgment interest on any money judgment obtained by Executive from the earliest date that payment to him should have been made under this Agreement until such judgment shall have been paid in full, which interest shall be calculated at the rate set forth in the preceding sentence.

     5B. Notices. For purposes of this Agreement, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Company to  :      Continental Airlines, Inc.
                              2929 Allen Parkway, Suite 2010
                              Houston, Texas  77019
                              Attention:  General Counsel

     If to Executive to :     C. D. McLean



or to such other address as either party may furnish to the other in writing in accordance herewith, except that notices of changes of address shall be effective only upon receipt.

     5C. Applicable Law. This contract is entered into under, and shall be governed for all purposes by, the laws of the State of Texas.

     5D. No Waiver. No failure by either party hereto at any time to give notice of any breach by the other party of, or to require compliance with, any condition or provision of this Agreement shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     5E. Severability. If a court of competent jurisdiction determines that any provision of this Agreement is invalid or unenforceable, then the invalidity or unenforceability of that provision shall not affect the validity or enforceability of any other provision of this Agreement, and all other provisions shall remain in full force and effect.

     5F. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.

     5G. Withholding of Taxes and Other Employee Deductions. Company may withhold from any benefits and payments made pursuant to this Agreement all federal, state, city and other taxes as may be required pursuant to any law or governmental regulation or ruling and all other normal employee deductions made with respect to Company's employees generally.

     5H. Headings. The paragraph headings have been inserted for purposes of convenience and shall not be used for interpretive purposes.

     5I. Gender and Plurals. Wherever the context so requires, the masculine gender includes the feminine or neuter, and the singular number includes the plural and conversely.

     5J. Successors. This Agreement shall be binding upon and inure to the benefit of Company and any successor of the Company, including without limitation any person, association, or entity which may hereafter acquire or succeed to all or substantially all of the business or assets of Company by any means whether direct or indirect, by purchase, merger, consolidation, or otherwise. Except as provided in the preceding sentence, this Agreement, and the rights and obligations of the parties hereunder, are personal and neither this Agreement, nor any right, benefit or obligation of either party hereto, shall be subject to voluntary or involuntary assignment, alienation or transfer, whether by operation of law or otherwise, without the prior written consent of the other party.

     5K. Term. This Agreement has a term co-extensive with the term of employment as set forth in paragraph 2.1. Termination shall not affect any right or obligation of any party which is accrued or vested prior to or upon such termination.

     5L. Entire Agreement. Except as provided in (i) the benefits, plans, and programs referenced in paragraph 3.4(iii), (ii) any signed written agreement heretofore or contemporaneously executed by Company and Executive with respect to Awards (as defined in the Incentive Plan) under the Incentive Plan, or (iii) any signed written agreement hereafter executed by Company and Executive, this Agreement constitutes the entire agreement of the parties with regard to the subject matter hereof, and contains all the covenants, promises, representations, warranties and agreements between the parties with respect to employment of Executive by Company. Without limiting the scope of the preceding sentence, all prior understandings and agreements among the parties hereto relating to the subject matter hereof are hereby null and void and of no further force and effect. Any modification of this Agreement shall be effective only if it is in writing and signed by the party to be charged.

     5.13 Deemed Resignations. Any termination of Executive's employment shall constitute an automatic resignation of Executive as an officer of Company and each affiliate of Company, and an automatic resignation of Executive from the Board of Directors (if applicable) and from the board of directors of any affiliate of Company.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of November, 1995.

                              CONTINENTAL AIRLINES, INC.


                              By:
                                   Name:   Jeffery A. Smisek
                                   Title:  Senior Vice President

                              "EXECUTIVE"


                                   ______________________________________
                                        C. D. McLean

                                                             Exhibit 10.19




                                   November 13, 1995


[Name and address of director]

Dear ___________________:

      At its November 2, 1995 meeting, the Board of Directors of Continental Airlines, Inc. (the "Company"), pursuant to the recommendation of the Human Resources Committee of the Board of Directors and resolutions duly adopted by the Board, granted certain lifetime flight benefits to the non-employee members of the Board of Directors of the Company. The purpose of this letter agreement, as contemplated and authorized by such resolutions, is to set forth the contractual obligations of the parties with respect to such flight benefits.

      Pursuant to such resolutions, you are hereby granted Flight Benefits for your lifetime. As used herein, "Flight Benefits" means flight benefits on each airline operated by the Company or any of its affiliates or any successor or successors thereto (the "CO system"), consisting of the highest priority space available flight passes for you and your eligible family members (as such eligibility is in effect on the date hereof), a UATP card (or, in the event of discontinuance of the UATP program, a similar charge card permitting the purchase of air travel through direct billing to the Company or any of its affiliates or any successor or successors thereto (a "Similar Card")) in your name for charging flights (in any fare class) on the CO system for you, your spouse, your family and significant others as determined by you, a Gold Elite OnePass Card (or similar highest category successor frequent flyer card) in your name for use on the CO system, a membership for you and your spouse in the Company's President's Club (or any successor program maintained in the CO system) and reimbursement (while a member of the Board of Directors of the Company) of up to $10,000 annually for U.S. federal, state or local income taxes (or, if you are not subject to U.S. income tax, the national, provincial, local or other income taxes to which you are subject) on imputed income resulting from such flights (such imputed income to be calculated during the term of such Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required by law).

      You agree that, after receipt of an invoice or other accounting statement therefor, you will promptly (and in any event within 45 days after receipt of such invoice or other accounting statement) reimburse the Company for all charges on your UATP card (or Similar Card) which are not for flights on the CO system and which are not otherwise reimbursable to you under the existing policies of the Company for reimbursement of
business expenses of members of the Board of Directors.   You agree that
the credit availability under your UATP card (or Similar Card) may be suspended if you do not timely reimburse the Company as described in the foregoing sentence; provided, that, immediately upon the Company's receipt of your reimbursement in full, the credit availability under your UATP card (or Similar Card) will be restored.

      The sole cost to you of flights on the CO system pursuant to use of your Flight Benefits will be the imputed income with respect to flights on the CO system charged on your UATP card (or Similar Card), calculated throughout the term of your Flight Benefits at the lowest published fare (i.e., 21 day advance purchase coach fare or other lowest available fare) for the applicable flight on the date of such flight, regardless of the actual fare class booked or flown, or as otherwise required by law, and
reported to you as required by applicable law.   With respect to any period
with respect to which the Company is obligated to provide up to $10,000 of reimbursement for income taxes as described above, you will provide to the Company, upon request, a calculation or other evidence of your marginal tax rate sufficient to permit the Company to calculate accurately the amount to be so reimbursed to you, and you understand that the Company will not make any gross-up payment to you with respect to the income attributable to such reimbursement.

      You agree that you will not resell or permit to be resold any tickets issued on the CO system in connection with the Flight Benefits. You will be issued a UATP card (or Similar Card), a Gold Elite OnePass Card (or similar highest category successor frequent flyer card), a membership card in the Company's Presidents Club (or any successor program maintained in the CO system) for you and your spouse, and an appropriate flight pass identification card, each valid at all times during the term of your Flight Benefits.

      This letter agreement shall be binding upon and inure to the benefit of the Company and any successor of the Company, including without limitation any person, association, or entity which may hereafter acquire or succeed to all or substantially all of the business or assets of Company by any means whether direct or indirect, by purchase, merger, consolidation, or otherwise. This letter agreement supersedes and replaces any flight benefits (including observational passes) which you otherwise currently have on the CO system. This letter agreement and the benefits or obligations hereunder may not be assigned by you.

      If you are in agreement with the terms of this letter agreement, please execute the enclosed copy hereof and return it to the Company at the above address, whereupon this letter agreement will become a binding obligation of the parties hereto.



                                        Sincerely,

                                        CONTINENTAL AIRLINES, INC.


                                        By:_________________________________
                                             Jeffery A. Smisek
                                             Senior Vice President


ACCEPTED AND AGREED
as of the date first above written:


____________________________________

                                     CONTINENTAL AIRLINES, INC.                         EXHIBIT 11.1
                        STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS            PAGE 1 OF 2
                           (In millions of dollars, except per share data)

                                                                                     Predecessor
                                                     Reorganized Company               Company
                                                                      Period from
                                                                     Reorganization  Period from
                                                                      (April 28,      January 1,
                                                                     1993 through    1993 through
                                          Year Ended December 31,    December 31,      April 27,
                                             1995          1994          1993)           1993
Primary:
Weighted average shares outstanding . .   26,127,590    26,056,897     18,022,918     47,002,912
Dilutive effect of outstanding stock
 options, warrants and restricted
 stock grants (as determined by the
 application of the modified treasury
 stock method). . . . . . . . . . . . .    5,915,837             -              -              -

Weighted average number of common
 shares outstanding, as adjusted. . . .   32,043,427    26,056,897     18,022,918     47,002,912

Income (loss) applicable to
 common shares. . . . . . . . . . . . .  $       215   $      (619)   $       (42)    $    2,640
Add interest expense associated with
 the assumed reduction of borrowings,
 net of federal income tax effect . . .           16             -              -              -

Income (loss), as adjusted. . . . . . .  $       231   $      (619)   $       (42)   $     2,640

Per share amount. . . . . . . . . . . .  $      7.20   $    (23.76)   $     (2.33)   $     *N.M.


*N.M. - Not meaningful - Historical per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of April 27, 1993.

                                 CONTINENTAL AIRLINES, INC.EXHIBIT 11.1
                        STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS            PAGE 2 OF 2
                           (In millions of dollars, except per share data)
                                                                                     Predecessor
                                                     Reorganized Company               Company
                                                                      Period from
                                                                     Reorganization  Period from
                                                                      (April 28,      January 1,
                                                                     1993 through    1993 through
                                          Year Ended December 31,    December 31,      April 27,
                                             1995          1994          1993)           1993
Fully diluted:
Weighted average shares outstanding . .   26,127,590    26,056,897     18,022,918     47,002,912
Dilutive effect of outstanding stock
 options, warrants and restricted
 stock grants (as determined by the
 application of the modified treasury
 stock method). . . . . . . . . . . . .    5,995,613             -              -              -
Dilutive effect of convertible
 debentures . . . . . . . . . . . . . .    2,989,074             -              -              -
Dilutive effect of 8 1/2% convertible
 trust originated preferred
 securities . . . . . . . . . . . . . .      456,872             -              -              -
Weighted average number of common
 shares outstanding, as adjusted. . . .   35,569,149    26,056,897     18,022,918     47,002,912

Income (loss) applicable to
 common shares. . . . . . . . . . . . .  $       215   $      (619)   $       (42)    $    2,640
Add interest expense associated with
 the assumed reduction of borrowings,
 net of federal income tax effect . . .            3             -              -              -
Add interest expense associated with
 the assumed conversion of
 convertible debentures . . . . . . . .            4             -              -              -
Add interest expense associated with
 the assumed conversion of 8 1/2%
 convertible trust originated
 preferred securities . . . . . . . . .            2             -              -              -
Income (loss), as adjusted. . . . . . .  $       224   $      (619)   $       (42)   $     2,640

Per share amount. . . . . . . . . . . .  $      6.29   $    (23.76)   $     (2.33)   $     *N.M.

*N.M. - Not meaningful - Historical per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of April 27, 1993.

                                                               Exhibit 21.1


                SUBSIDIARIES OF CONTINENTAL AIRLINES, INC.


               SUBSIDIARY                    STATE OF INCORPORATION

     Air Micronesia, Inc.                           Delaware

     Continental Express, Inc.                      Delaware

     Continental Micronesia, Inc.                   Delaware

                                                               Exhibit 23.1


                      CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in: (i) the Registration Statement (Form S-3 No. 33-79688) of Continental Airlines, Inc. and in the related Prospectus, and (ii) the Registration Statements (Form S-8 No. 33-81324 and Form S-8 No. 33-60009) pertaining to the Continental Airlines, Inc. 1994 Incentive Equity Plan, (Form S-8 No. 33-81326 and Form S-8 No. 33-59995) pertaining to the Continental Airlines, Inc. 1994 Restricted Stock Grant, and (Form S-8 No. 33-81328) pertaining to the Continental Airlines, Inc. 1994 Employee Stock Purchase Plan, of our report dated February 12, 1996, with respect to the consolidated financial statements and schedules of Continental Airlines, Inc. included in this Form 10-K for the year ended December 31, 1995.



                                             ERNST & YOUNG LLP


Houston, Texas
February 12, 1996

                                                               Exhibit 24.1


                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Thomas J. Barrack, Jr.



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ David Bonderman



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Joel H. Cowan


                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 18, 1996                By: /s/ Patrick Foley



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Rowland C. Frazee


                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Hollis L. Harris





                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 22, 1996                By: /s/ Dean C. Kehler



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 14, 1996                By: /s/ Robert L. Lumpkins



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 14, 1996                By: /s/ Douglas McCorkindale




                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  March 1, 1996                    By: /s/ David E. Mitchell



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Richard W. Pogue




                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 7, 1996                 By: /s/ William S. Price III



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Donald L. Sturm



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Clause I. Taylor, O.C.



                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Karen Hastie Williams




                             POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned, a director and/or officer of Continental Airlines, Inc. (the "Company"), does hereby constitute and appoint Lawrence W. Kellner and Jeffery A. Smisek or either of them, the undersigned's true and lawful attorney or attorneys, to execute the name, place and stead of the undersigned, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and any amendments thereto), to be filed by the Company under the Securities Exchange Act of 1934, as amended, as fully and effectively in all respects as the undersigned could do if personally present.

          IN WITNESS WHEREOF, the undersigned has signed this Power of Attorney on and as of the date set forth below:

Date:  February 1, 1996                 By: /s/ Charles A. Yamarone