Form 10-K/A
period 1995-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1996-03-08
CIK 319687

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

As of February 16, 1996, 6,301,056 shares of Class A Common Stock and 21,484,074 shares of Class B Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                       Proxy Statement for Annual Meeting
             of Stockholders to be held on May 17, 1996:  PART III

Item 8. The consolidated balance sheets are amended and restated in their entirety as follows:



                           CONTINENTAL AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In millions of dollars, except for share data)

                                                                              December 31,       December 31,
             ASSETS                                                               1995               1994
                                                                              ------------       ------------
Current Assets:
   Cash and cash equivalents, including restricted cash
    and cash equivalents of $144 and $119, respectively . . . . . . . . .     $  747              $  396
   Accounts receivable, net of allowance for doubtful
    receivables of $44 and $38, respectively  . . . . . . . . . . . . . .        351                 376
   Spare parts and supplies, net of allowance for
    obsolescence of $36 and $36, respectively . . . . . . . . . . . . . .        127                 142
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . .         90                  76
                                                                              ------              ------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .      1,315                 990
                                                                              ------              ------

Property and Equipment:
   Owned property and equipment:
    Flight equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,107               1,004
    Other  . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .        288                 282
                                                                              ------              ------
                                                                               1,395               1,286
    Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . .        285                 207
                                                                              ------              ------
                                                                               1,110               1,079
                                                                              ------              ------

   Purchase deposits for flight equipment . . . . . . . . . . . . . . . .         48                 166
                                                                              ------              ------

   Capital leases:
    Flight equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .        394                 400
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28                  17
                                                                              ------              ------
                                                                                 422                 417
    Less:  Accumulated amortization . . . . . . . . . . . . . . . . . . .        119                  69
                                                                              ------              ------
                                                                                 303                 348
                                                                              ------              ------
     Total property and equipment . . . . . . . . . . . . . . . . . . . .      1,461               1,593
                                                                              ------              ------
Other Assets:
   Routes, gates and slots, net of accumulated amortization
    of $154 and $97, respectively . . . . . . . . . . . . . . . . . . . .      1,531               1,591
   Reorganization value in excess of amounts allocable to
    identifiable assets, net of accumulated amortization of $46
    and $31, respectively   . . . . . . . . . . . . . . . . . . . . . . .        251                 318

   Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        163                  17
   Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . .        100                  92
                                                                              ------              ------
   Total other assets   . . . . . . . . . . . . . . . . . . . . . . . . .      2,045               2,018
                                                                              ------              ------

    Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,821              $4,601
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

Item 8. The consolidated statements of cash flows are amended and restated in their entirety as follows:



                           CONTINENTAL AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)


                                                                                                    Predecessor
                                                          Reorganized Company                         Company
                                                --------------------------------------------       -------------
                                                                               Period from
                                                                              Reorganization        Period from
                                                                                (April 28,           January 1,
                                                Year Ended December 31,        1993 through         1993 through
                                               -------------------------       December 31,           April 27,
                                                 1995              1994           1993)                 1993
                                               -------            ------     ----------------      -------------

Cash Flows From Operating
   Activities:
   Net income (loss)  . . . . . . . . . .        $224             $(613)        $(39)              $2,640
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation and amortization  . . .         253               258          162                   77
     Provision for aircraft and
      facilities  . . . . . . . . . . . .          14               447            -                    -
     Extraordinary credit - gain on
      discharge of debt, net                        -                 -            -               (3,619)
     Reorganization items, net                      -                 -            -                  779
     Gain on System One transactions             (108)                -            -                    -
     Other, net . . . . . . . . . . . . .         103               (52)         (38)                 (20)
     Changes in operating assets and
      liabilities:
      (Increase) decrease in accounts
       receivable . . . . . . . . . . . .         (21)              (64)         113                 (133)
      (Increase) decrease in spare
       parts and supplies . . . . . . . .          (8)              (10)           3                    -
      (Increase) decrease in
       prepayments and other assets . . .         (59)              (12)          14                   34
      Increase in accounts payable  . . .          48                89           15                   75
      Increase (decrease) in air
       traffic liability  . . . . . . . .          (5)               (7)         (96)                 110
      Increase (decrease) in accrued
       liabilities, deferred credits
       and other  . . . . . . . . . . . .         (92)                7          (69)                 130
                                                 ----             -----         ----               ------
    Net cash provided by operating
     activities . . . . . . . . . . . . .         349                43           65                   73
                                                 ----             -----         ----               ------


                                                    (continued on next page)

                           CONTINENTAL AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                                  Predecessor
                                                          Reorganized Company                      Company
                                           -----------------------------------------------       ------------
                                                                             Period from
                                                                            Reorganization       Period from
                                                                              (April 28,          January 1,
                                              Year Ended December 31,        1993 through        1993 through
                                           -----------------------------      December 31,         April 27,
                                              1995               1994            1993)                1993
                                           ----------         ----------   ----------------      ------------
Cash Flows from Investing Activities:
   Proceeds from disposition of
    property, equipment and
    other assets  . . . . . . . . . . . .  $  60                 $  29         $   4                  $  36

   Capital expenditures, net of
    returned purchase deposits  . . . . .    (82)                 (227)         (236)                   (67)
   Purchase deposits refunded in
    connection with aircraft delivered. .     97                    96             -                      -
   Investment in America West . . . . . .      -                   (19)            -                      -
                                           -----                 -----         -----                  -----
   Net cash provided (used)
    by investing activities . . . . . . .     75                  (121)         (232)                   (31)
                                           -----                 -----         -----                  -----
Cash Flows from Financing Activities:
   Net proceeds from issuance of
    long-term debt. . . . . . . . . . . .      9                    33            90                    308
   Payments on long-term debt and
    capital lease obligations . . . . . .   (323)                 (280)         (121)                  (106)
   Net proceeds from issuance of
    preferred and common stock                13                     -           153                    122
   Net proceeds from issuance of
    preferred securities of trust . . . .    242                     -             -                      -
   Purchase of warrants . . . . . . . . .    (14)                    -             -                      -
                                           -----                 -----         -----                  -----
   Net cash provided (used) by
    financing activities  . . . . . . . .    (73)                 (247)          122                    324
                                           -----                 -----         -----                  -----
Net Increase (Decrease) in
   Cash and Cash Equivalents  . . . . . .    351                  (325)          (45)                   366

Cash and Cash Equivalents
   Beginning of Period  . . . . . . . . .    396                   721           766                    400
                                           -----                 -----         -----                  -----

Cash and Cash Equivalents
   End of Period  . . . . . . . . . . . .  $ 747                 $ 396         $ 721                  $ 766
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

Item 14.(b) Schedule I. Condensed Balance Sheet is amended and restated in its entirety as follows;



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

                                  SIGNATURES




Pursuant to the requirements of the Secuirties Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              CONTINENTAL AIRLINES, INC.
                                         ------------------------------------
                                                     (Registrant)





Date:      March 7, 1996           by:           /s/ MICHAEL P. BONDS
       ---------------------             ------------------------------------
                                                 Michael P. Bonds
                                                 Staff Vice President
                                                 and Controller
                                                 (On behalf of Registrant)