Form 10-K/A
period 1995-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1996-04-10
CIK 319687

The facing sheet is amended and restated in its entirety as follows:

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A2
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  [X]     No
                                _______________

As of February 16, 1996, 6,301,056 shares of Class A common stock and 21,484,074 shares of Class B common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

      Part III of the Report is amended and restated in its entirety as follows:


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         Directors are elected at the annual meeting of stockholders and hold office until the next annual meeting and until their respective successors have been duly elected and have qualified.

         Pursuant to a stockholders' agreement, Air Canada and Air Partners have agreed to vote their shares for the election of six directors designated by Air Canada, six directors designated by Air Partners and six directors who are "Independent Directors" (as defined in the stockholders' agreement) satisfactory to Air Partners. The Creditors Committee (as defined in the stockholders' agreement) has the right to designate three of the six Independent Directors, and one of the three other Independent Directors must be the Chief Executive Officer. Air Canada has elected to designate only four directors pursuant to the stockholders' agreement.

         Air Canada has the right, subject to foreign ownership restrictions ("Foreign Ownership Restrictions"), which currently limit to 25% the voting interest of non-U.S. citizens in U.S. airlines, to convert shares of Class B common stock into shares of Class A common stock. Also, Air Canada has the right, in certain limited circumstances, to convert its Class A common stock into Class C common stock, and Air Partners has the right, in certain limited circumstances, to convert its Class A common stock into Class D common stock. No person may hold or own Class C common stock or Class D common stock, respectively, other than Air Canada and certain of its affiliates or Air Partners and certain of its affiliates. The Class C common stock and Class D common stock, if issued, would preserve the rights of Air Canada and Air Partners, respectively, to elect six directors to the Company's Board in certain circumstances, including a sale by the other party of its stock.

         The following table shows, with respect to each of the current non-employee directors of Continental, (i) such person's name and age, (ii) the period for which such person has served as a director of the Company, (iii) all positions and offices with the Company currently held by such person and his or her principal occupation during the last five years (including other directorships and business experience) and (iv) the standing committees of the Board of Directors of which such person is a member. There is no family relationship between any of the directors or between any director and any executive officer.

                NAME, AGE
         AND COMMITTEE MEMBERSHIPS                        TERM OF OFFICE AND BUSINESS EXPERIENCE
         -------------------------                        --------------------------------------
 THOMAS J.  BARRACK, JR., age 48            Director since August 1994.  Chief Executive Officer of Colony
    (Human Resources Committee)(1)          Capital, Inc. and Colony Advisors, Inc. (real estate
                                            investments) since 1991;  Officer of Keystone, Inc. (a private investment firm) (1987-1991); Director of: The Santa Ana Companies;
                                            Virgin/MGM Cinemas (U.K.); Sonnenblick Goldman Company; Hilton
                                            Waikoloa Village Corporation.

 DAVID BONDERMAN, age 53                    Director since April 1993 and Chairman of the Board since May
    (Executive Committee, Finance and       1993.  Managing Director of Air Partners, L.P. since November
    Strategy Committee)(1)                  1992; Principal of Texas Pacific Group (a private
                                            investment firm) since September 1992; Chief Operating Officer of Keystone, Inc. (a private investment firm) (1983-August 1992);
                                            Director of:  Bell & Howell Holdings Company; National Re
                                            Corporation; National Education Corporation; Carr Realty Company;
                                            American Savings Bank, F.A.

                                                                     [Table continued on following page]


                NAME, AGE
         AND COMMITTEE MEMBERSHIPS                        TERM OF OFFICE AND BUSINESS EXPERIENCE
         -------------------------                        --------------------------------------
 JOEL H. COWAN, age 59                      Director since April 1993. President of Cowan & Associates (real
    (Audit Committee)(1)                    estate holding company) since 1976; Chairman, The Habersham
                                            Group (international trade & investment) since 1984; Director,
                                            Interstate General Company, L.P.

 PATRICK FOLEY, age 64                      Director since April 1993. Chairman of the Board, President and
    (Finance and Strategy Committee,        Chief Executive Officer of DHL Airways, Inc. since 1988;
    Human Resources Committee)(1)           Director of: Foundation Health Corporation; Glenborough Realty
                                            Trust, Inc.

 ROWLAND C. FRAZEE, C.C., age 74            Director since April 1993. Various positions with The Royal Bank
    (Audit Committee)(2)(4)                 of Canada since 1939, retiring as Chairman and Chief Executive
                                            Officer; Director and Chairman of Ganong Bros. Limited; Director
                                            of: International Minerals and Chemical Corporation of Canada,
                                            Limited; Newfoundland Capital Corporation Limited.

 HOLLIS L. HARRIS, age 64                   Director since April 1993. Chairman of the Board, President and
    (Executive Committee, Finance and       Chief Executive Officer of Air Canada since January 1993; Vice
    Strategy Committee)(2)                  Chairman, President and Chief Executive Officer (February 1992-
                                            January 1993) of Air Canada; Chairman of the Board, President
                                            and Chief Executive Officer of Continental and President and
                                            Chief Executive Officer of Holdings (September 1990-August
                                            1991); prior to that, 36 years with Delta with final position being Director, President and Chief Operating Officer; Director,
                                            American Business Products Inc.

 DEAN C. KEHLER, age 39                     Director since June 1995. Managing Director of CIBC Wood Gundy
    (Audit Committee)(3)                    Securities Corp. since August 1995; Managing Director and a founding partner of The Argosy Group L.P. (investment banking)
                                            (1990-August 1995); Trustee of the Care Foundation.

 ROBERT L. LUMPKINS, age 52                 Director since April 1993.  Vice Chairman of the Board (since
    (Audit Committee)(3)                    1985), Director (since 1991) and Chief Financial Officer (since
                                            1989) of Cargill, Inc.

 DOUGLAS McCORKINDALE, age 56               Director since April 1993. Vice Chairman and Chief Financial and
    (Audit Committee)                       Administrative Officer of Gannett Co., Inc. (a nationwide
                                            diversified communications company) since 1984; Director of seven funds which are part of the Prudential Group of Mutual
                                            Funds; Director, Frontier Corporation.

 DAVID E. MITCHELL, O.C., age 69            Director since April 1993. President and Chief Executive Officer
    (Human Resources Committee)(2)(4)       (1975-1993) and Chairman (1994 to present) of Alberta Energy
                                            Company, Ltd.; Chairman of the Board: Chieftain International,
                                            Inc.; Chieftain International Funding Corp.; Director of: Air
                                            Canada; The Bank of Nova Scotia; Hudson's Bay Company; Lafarge
                                            Corporation; Founder and President, the Ernest C. Manning Awards
                                            Foundation.

 RICHARD W. POGUE, age 67                   Director since April 1993. Senior Advisor of Dix & Eaton (a
    (Audit Committee, Human Resources       public relations firm) since July 1994; Senior Partner (January
    Committee)(3)                           1993 - June 1994) and Managing Partner (1984-1992) of
                                            Jones, Day, Reavis & Pogue (law firm); Director of: Derlan
                                            Industries, Ltd.; M.A. Hanna Co.; KeyCorp; OHM Corporation;
                                            Redland PLC; Rotek Incorporated; TRW Inc.

                                                                     [Table continued on following page]

                NAME, AGE
         AND COMMITTEE MEMBERSHIPS                        TERM OF OFFICE AND BUSINESS EXPERIENCE
         -------------------------                        --------------------------------------
 WILLIAM S. PRICE III, age 39               Director since April 1993. Managing Director of Air Partners,
    (Finance and Strategy Committee,        L.P. since November 1992; Principal of Texas Pacific
    Human Resources Committee)(1)           Group (a private investment firm) since November 1992; Vice
                                            President-Strategic Planning and Business Development of GE
                                            Capital Corporation (1991-1992); Vice President of Bain &
                                            Company, Inc. (consulting firm) (1985-1991); Chairman of the
                                            Board of Directors of Favorite Brands, Inc.; Beringer Wine
                                            Estates; Director of: Preferred Provider Organization of
                                            Michigan; VIVRA Heart Services; Banco Allianza; Denbury
                                            Resources, Inc.

 DONALD L. STURM, age 64                    Director since April 1993. Chairman of the Board and Chief
    (Finance and Strategy Committee,        Executive Officer of: Community First Bankshares, Inc. (which
    Human Resources Committee)(1)           owns four banks in Colorado) since 1993; Community First
                                            Bancorp, Inc. (which owns four banks in Wyoming) since 1993;
                                            Sturm Investment, Inc. (which owns one bank in Illinois) since
                                            1984; Premier Bank since 1994; Continental Can Company, Inc., and various subsidiaries and affiliated corporations (1984-
                                            1991); Various positions culminating in Vice Chairman of Peter
                                            Kiewit Sons, Inc. (1963-1991); Limited Partner of Air Partners,
                                            L.P.

 CLAUDE I. TAYLOR, O.C., age 70             Director since April 1993. Chairman Emeritus of Air Canada since
    (Audit Committee, Finance and           January 1993; Chairman of the Board of Air Canada (February
    Strategy Committee)(2)(4)               1992-December 1993); Chairman of the Board, President and Chief
                                            Executive Officer of Air Canada (1990-1992); Chairman of the
                                            Board (1984-1990), President and Chief Executive Officer (1976-
                                            1984) of Air Canada; Chairman of the Board of Medina Inc.; Vice
                                            Chairman of the Board of Governors of Concordia University; Vice
                                            Chairman of the Board of Directors of Friday's Child
                                            International; Director of: Air Canada; CGI Group Inc.; Blenheim
                                            Aviation Limited; Montreal Neurological Hospital; National
                                            Quality Institute of Canada; Canadian Aviation Hall of Fame.

 KAREN HASTIE WILLIAMS, age 51              Director since April 1993. Partner of Crowell & Moring (law
    (Human Resources Committee)             firm), Washington, D.C. since December 1982; Director of:
                                            Federal National Mortgage Association; Crestar Financial
                                            Corporation; Washington Gas Light Company; SunAmerica, Inc.

 CHARLES A. YAMARONE, age 37                Director since January 1995. Executive Vice President and
    (Finance and Strategy Committee)        Research Director of Libra Investments, Inc. since July 1994;
                                            Senior Vice President and General Counsel of Libra Investments,
                                            Inc. (October 1991-June 1994); Senior Vice President-Legal and
                                            Secretary of Columbia Savings (January 1990-October 1991);
                                            Director, El Paso Electric Company.


(1)  Air Partners Board Designee
(2)  Air Canada Board Designee
(3)  Creditors' Committee Board Designee
(4)  Citizen of Canada

EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the Company's current executive officers:

          NAME, AGE AND POSITION                          TERM OF OFFICE AND BUSINESS EXPERIENCE
          ----------------------                          --------------------------------------
 GORDON M. BETHUNE, age 54                  Director since August 1994. President and Chief Executive
    President, Chief Executive Officer      Officer since November 1994.  President and Chief Operating
    and Director (Executive Committee,      Officer (February 1994-November 1994); various positions with
    Finance and Strategy Committee)         The Boeing Company commencing in 1988, including Vice President and General Manager of the Commercial Airplane Group Renton
                                            Division, Vice President and General Manager of the Customer
                                            Services Division, and Vice President of Airline Logistics
                                            Support.

 GREGORY D. BRENNEMAN, age 34               Chief Operating Officer since May 1995. Director since June
    Chief Operating Officer and Director    1995. Consultant to the Company (February-April 1995); Various
    (Finance and Strategy Committee)        positions, including Vice President, with Bain & Company, Inc.
                                            (consulting firm) for more than five years.

 B. BEN BALDANZA, age 34                    Vice President-Revenue Management and Scheduling since November
    Vice President - Revenue Management     1995. Vice President-Pricing and Profit Management since
    and Scheduling                          September 1994; Revenue Manager at United Parcel Service of
                                            America, Inc. (July 1993 to September 1994); various positions with Northwest Airlines Corporation, including Managing Director
                                            Yield Management (January 1991 to July 1993); various positions with American Airlines, Inc., including Manager-Domestic Yield
                                            Management (July 1986 to January 1991).

 MARK A. ERWIN, age 40                      Senior Vice President-Airport Services since April 1995.
    Senior Vice President - Airport         Various positions with the Company commencing in 1987,
    Services                                including, most recently, Vice President-Newark Hub.

 LAWRENCE W. KELLNER, age 37                Senior Vice President and Chief Financial Officer since June
    Senior Vice President and               1995. Executive Vice President and Chief Financial Officer of
    Chief Financial Officer                 American Savings Bank, F.A. (November 1992-May 1995); Executive
                                            Vice President and Director of Loan Management of American Real
                                            Estate Group, an affiliate of American Savings Bank, F.A.
                                            (February 1992-October 1992); Executive Vice President and Chief
                                            Financial Officer of The Koll Co. (a Newport Beach-based real estate developer and manager) (1987-1992).

 C.D. McLEAN, age 54                        Senior Vice President-Operations since April 1994.  Executive
    Senior Vice President - Operations      Vice President-Operations (January 1992- March 1994) of
                                            LeisureAir, Inc.; self-employed (March 1990-December 1991);
                                            Senior Vice President-Flight Operations  (May 1989-February
                                            1990) of Braniff Airlines, Inc.

 BARRY P. SIMON, age 53                     Senior Vice President-Europe since June 1995. Senior Vice
    Senior Vice President - Europe          President-Strategic Business Units (April 1995-June 1995);
                                            Senior Vice President-Widebody Division (August 1994-April
                                            1995); Senior Vice President and General Counsel (June 1990-
                                            August 1994), except Senior Vice President, General Counsel and
                                            Director, GAF Corporation (January-March 1993).

                                                                  [Table continued on following page]

          NAME, AGE AND POSITION                          TERM OF OFFICE AND BUSINESS EXPERIENCE
          ----------------------                          --------------------------------------
 JEFFERY A. SMISEK, age 41                  Senior Vice President and Secretary since April 1995. General
    Senior Vice President,                  Counsel since March 1995. Partner, Vinson & Elkins L.L.P. (law
    General Counsel and Secretary           firm) for more than five years.

         Each director, executive officer (and, for a specified period, certain former directors and executive officers), certain trusts and other entities with which such individuals are affiliated, and each holder of greater than ten percent of a class of the Company's equity securities is required to report to the Securities and Exchange Commission (the "Commission") his or her pertinent position or relationship, as well as transactions in such securities, by certain specified dates. A trust for which Mr. Pogue serves as trustee, and two trusts for which Mr. Sturm serves as trustee, failed to timely file initial statements of beneficial ownership of certain of the Company's equity securities, although each of such individuals timely filed reports reflecting the interest he is deemed to have in the shares of common stock of the Company held by the respective trusts. Michael Bonds, Staff Vice President and Controller of the Company, failed to timely file his initial statement of beneficial ownership upon his election to such position. David Siegel, then Vice President-Route Scheduling of the Company, failed to timely file a statement of changes in beneficial ownership with respect to a purchase of common stock in 1994, which he reported instead on his annual statement of changes in beneficial ownership, which was not filed with the Commission by the specified date. John Luth, a former Senior Vice President of the Company, failed to timely file a report with respect to two purchases of common stock that occurred after his resignation. Finally, Air Canada's reports with respect to one transaction in 1994 and one transaction in 1995 were not timely filed. In each of the foregoing cases, appropriate forms were subsequently filed.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Members of the Company's Board of Directors who are not full-time employees of the Company are paid $15,000 per year, plus $1,000 (or $1,500 for the chairperson) for each Board and committee meeting attended. Stock options, relating to 1,500 shares of Class B common stock, are automatically granted to non-employee directors on the day following each annual meeting of stockholders and bear exercise prices equal to the fair market value of such stock on such date. In addition, each non-employee director receives certain lifetime flight benefits, including space-available personal and family flight passes, a travel card permitting positive space travel by the director, the director's family and certain other individuals (which is taxable to the director, subject to the payment of certain of such taxes by the Company during Board service), a frequent flyer card and an airport lounge card.

         Full-time employees of the Company who serve as directors receive reimbursement of expenses incurred in attending meetings, in addition to flight and other benefits provided in their employment agreements or shared generally by other employees of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE





                                                                                              LONG-TERM COMPENSATION
                                                                                                    AWARDS
                                                 ANNUAL COMPENSATION                ------------------------------------------------
                                        ----------------------------------------     RESTRICTED        SECURITIES
                                                                  OTHER ANNUAL          STOCK          UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR(1)  SALARY($)   BONUS($)     COMPENSATION($)    AWARDS($)(2)      OPTIONS(#)     COMPENSATION($)
- ---------------------------    -------  ---------   --------     ---------------    --------------    ------------   ---------------
Gordon M. Bethune              1995    $561,012  $  550,000        $278,638  (3)                0      25,000  (4)  $522,978  (5)
     President and Chief       1994     434,185   1,500,000  (6)     85,018  (7)       $1,240,625     250,000  (4)   286,969  (8)
     Executive Officer         1993         ---         ---             ---                   ---         ---            ---

Gregory D. Brenneman           1995    $338,726  $  354,039        $ 56,459  (9)       $1,200,000     275,000       $ 79,016  (10)
     Chief Operating Officer   1994         ---         ---             ---                   ---         ---            ---
                               1993         ---         ---             ---                   ---         ---            ---

Lawrence W. Kellner            1995    $193,369 $   438,500 (11)   $ 17,928  (12)      $   862,50      75,000       $ 32,718  (10)
     Senior Vice President and 1994         ---         ---             ---                   ---         ---            ---
     Chief Financial Officer   1993         ---         ---             ---                   ---         ---            ---

C.D. McLean                    1995    $305,604 $   300,000        $    514  (12)      $  115,000           0  (13)        0
     Senior Vice President-    1994     182,557           0           8,807  (12)             ---      75,000  (13)   13,531  (10)
     Operations                1993         ---         ---             ---                   ---         ---            ---

Barry P. Simon                 1995    $306,000 $   300,000        $    714  (12)      $        0           0  (13)        0
     Senior Vice President-    1994     293,480           0               0               213,750      75,000  (13)        0
     Europe                    1993     202,785           0               0                     0           0              0


(1) Messrs. Bethune, Brenneman, Kellner and McLean commenced employment with the Company in February 1994, April 1995, June 1995 and April 1994, respectively.

(2) The value of restricted stock shown was calculated by multiplying the closing price of the Class B common stock on the date the restricted shares were granted by the number of restricted shares as follows: Mr. Bethune - 50,000 shares at $14.125 and 25,000 shares at $21.375; Mr.
      Brenneman - 75,000 shares at $16.00; Mr. Kellner - 50,000 shares at $17.25; Mr. McLean - 10,000 shares at $11.50 and Mr. Simon - 10,000 shares at $21.375. At the end of 1995, the aggregate number of restricted shares held by Messrs. Bethune, Brenneman, Kellner, McLean and Simon was 67,400, 75,000, 50,000, 10,000 and 10,000, respectively, and the year-end values of such shares were $2,931,900, $3,262,500, $2,175,000, $435,000 and $435,000, respectively, based on the December 29, 1995 closing price of the Class B common stock of $43.50. The shares held by Messrs. Bethune and Simon vested in 50% increments on March 15, 1995 and 1996. The shares held by Mr. Brenneman vest in 25% increments on October 27, 1995 and April 27, 1996, 1997 and 1998. The shares held by Mr. Kellner vest in 25% increments on December 6, 1995 and June 5, 1996, 1997 and 1998. The shares held by Mr. McLean vest in 50% increments on April 4, 1996 and 1997. Although the Company has paid no dividends on its common stock, any dividends would be payable upon both vested and non-vested shares.

(3) Represents a tax adjustment relating to termination of certain supplemental retirement plan benefits ($277,159) and certain travel benefits provided by the Company ($1,479). See footnote (5) below.

(4) In addition, of the options granted to Mr. Bethune in 1994, the exercise price of 125,000 options was adjusted in 1995 from $14.125 per share to $11.00 per share (which exceeded the market value of the Class B common stock on the date of such adjustment) to comply with the terms of Mr. Bethune's agreements with the Company.

(5) Represents payment in lieu of certain supplemental executive retirement plan benefits previously provided under Mr. Bethune's employment agreement.
                                      [Footnotes continued on following page]

(6) Represents a bonus in connection with certain amendments to Mr. Bethune's employment agreement which were made as the result of an offer of employment to Mr. Bethune by one of the Company's competitors.

(7) Represents a tax adjustment relating to (i) certain moving expenses paid by the Company and (ii) reimbursement for a loss on the sale of Mr. Bethune's previous residence in connection with his hiring and relocation to Houston, Texas.

(8) Represents (i) $144,463 paid to compensate Mr. Bethune for the forfeiture of certain benefits under his prior employer's compensation program when he joined the Company, (ii) $107,957 for the loss on sale of residence (see note 7) and (iii) $34,549 for moving expenses (see note 7).

(9) Represents a tax adjustment relating to (i) certain moving expenses paid by the Company, (ii) reimbursement for loss on the sale of Mr. Brenneman's previous residence in connection with his hiring and relocation to Houston, Texas and (iii) certain travel benefits provided by the Company.

(10) Represents certain moving expenses paid by the Company in connection with the named executives' relocation to Houston, Texas. The amount for Mr. Brenneman also includes $54,380 for the loss on sale of residence (see note 9).

(11)  Includes $176,000 sign-on bonus.

(12) Represents a tax adjustment relating to (i) certain moving expenses paid by the Company and/or (ii) certain travel benefits provided by the Company.

(13) All of the options granted to Messrs. McLean and Simon were repriced in 1995 from $21.375 to $16.00 per share.


                   OPTION/SAR GRANTS DURING LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                     ----------------------------------------------------------
                                          % OF TOTAL
                         NUMBER OF       OPTIONS/SARS                                 POTENTIAL REALIZABLE
                         SECURITIES       GRANTED TO                                VALUE AT ASSUMED ANNUAL
                         UNDERLYING       EMPLOYEES       EXERCISE                    RATES OF STOCK PRICE
                        OPTIONS/SARS      IN FISCAL        PRICE     EXPIRATION   APPRECIATION FOR OPTION TERM
                                                                                  ----------------------------
       NAME             GRANTED(1)           YEAR        ($/SHARE)      DATE            5%           10%
       ----          ----------------    ------------    ---------  -----------    -----------    ----------
Gordon M. Bethune       25,000               1.2%           $9.25     01/02/05     $   145,500    $  368,500
                       125,000 (2)           5.8%          $11.00     03/04/04         418,750     1,351,250

Gregory D. Brenneman   275,000              12.7%          $16.00     04/27/00       1,215,500     2,686,750

Lawrence W. Kellner     75,000               3.5%          $17.25     06/05/00         357,750       789,750

C.D. McLean             75,000 (3)           3.5%          $16.00     04/27/00         331,500       732,750

Barry P. Simon          75,000 (3)           3.5%          $16.00     04/27/00         331,500       732,750

- -----------

(1) Mr. Bethune's options vest in annual 25% increments commencing January 2, 1995. Messrs. Brenneman's, Kellner's, McLean's and Simon's options vest in 25% increments on the dates that are six months, one year, two years and three years after the date of grant, April 27, 1995; June 5, 1995; April 27, 1995 and April 27, 1995 respectively. See footnote 3.

(2) Represents options granted to Mr. Bethune in 1994 for which the exercise price was adjusted in 1995 from $14.125 per share to $11.00 per share (which exceeded the market value of the Class B common stock on the date of such adjustment) to comply with the terms of Mr. Bethune's agreements with the Company.

(3) Represents options granted to Messrs. McLean and Simon, respectively, in 1994 for which the exercise price was adjusted in 1995 from $21.375 per share to $16.00 per share as described in the Company's proxy statement relating to its 1995 annual meeting of stockholders.

                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                                   VALUE OF UNEXERCISED
                                      NUMBER OF SECURITIES UNDERLYING UNEXERCISED       IN-THE-MONEY
                                          OPTIONS/SARS AT FISCAL YEAR END(#)    OPTIONS/SARS AT FISCAL YEAR END ($)
                                          ----------------------------------    -----------------------------------
NAME                                        EXERCISABLE    UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE
- ----                                        -----------    -------------         -----------    -------------
Gordon M. Bethune . . . . . . . . . .            68,750          206,250          $2,147,656       $6,442,969

Gregory D. Brenneman  . . . . . . . .            68,750          206,250           1,890,625        5,671,875

Lawrence W. Kellner . . . . . . . . .            18,750           56,250             492,188        1,476,563

C.D. McLean . . . . . . . . . . . . .            18,750           56,250             515,625        1,546,875

Barry P. Simon  . . . . . . . . . . .            18,750           56,250             515,625        1,546,875


         None of the above named executive officers exercised any options during 1995.

EMPLOYMENT AGREEMENTS

      Continental has entered into an amended and restated employment agreement with Mr. Bethune relating to his service as an officer of the Company. The agreement provides for an annual base salary of not less than $550,000, participation in any Company cash bonus program at the maximum level available to any executive, a supplemental executive retirement plan, flight benefits, and certain other matters. Pursuant to the supplemental executive retirement plan, Mr. Bethune receives a base retirement benefit in the form of an annual straight life annuity in an amount equal to the product of (1) 1.6% times (2) the number of his credited years of service times (3) his final average compensation. The agreement may be terminated at any time by either party, with or without cause. The agreement is for a three-year term of employment beginning in June 1995 and is automatically extended for an additional three-year period on each successive third anniversary of such date. If Mr. Bethune's employment is terminated because the Company elects to permit his employment agreement to expire or by the Company for reasons other than death, incapacity, cause or material breach of the agreement, then the Company shall
(i) cause all options and shares of restricted stock awarded to Mr. Bethune to vest immediately upon such termination, (ii) make a lump-sum cash severance payment to Mr. Bethune (calculated as described below), and (iii) provide Mr. Bethune with out-placement services. In addition, following any such termination, benefits under the supplemental executive retirement plan continue to be payable, and Mr. Bethune is provided flight benefits for the remainder of his lifetime. Such termination benefits are also awarded to Mr. Bethune if he terminates the employment agreement for certain specified causes. The severance payment referred to above is equal to three times the sum of (a) Mr. Bethune's then current base salary (of not less than $550,000) and (b) a deemed annual bonus equal to 25% of such salary. Additionally, the Company is required to continue providing certain employee benefits to Mr. Bethune for certain specified time periods following a termination of employment and to maintain life insurance on his behalf in an amount equal to the severance payment described above. Mr. Bethune is indemnified by the Company for his tax obligations with respect to payments under the agreement to the extent that such payments are subject to an excise or other special additional tax that would not have been imposed absent such payment.

       Continental has entered into an amended and restated employment agreement with Mr. Brenneman relating to his service as an officer of the Company. The agreement provides for an annual base salary of not less than $525,000, stock options to purchase 275,000 shares of Class B common stock, a restricted stock grant for 75,000 shares of Class B common stock, participation in any Company cash bonus program at the maximum level available to any executive, flight benefits, and certain other matters. The agreement may be terminated at any time by either party, with or without cause. The agreement is for a three-year term of employment beginning in June 1995 and is automatically extended for an additional three-year period on each successive third anniversary of such date. If Mr. Brenneman's employment is terminated because the Company elects to permit his employment agreement to expire or by the Company for reasons other than death, incapacity, cause or material breach of the agreement, then the Company shall (i) cause all options and shares of restricted stock awarded to Mr. Brenneman to vest immediately upon such termination, (ii) make a lump-sum cash severance payment to Mr. Brenneman (calculated as described below), and (iii) provide Mr. Brenneman with out-placement services. In addition, following any such termination, Mr. Brenneman is provided with flight benefits for the remainder of his lifetime. Mr. Brenneman is also entitled to such termination benefits if he terminates the employment agreement for certain specified causes. The severance payment is equal to three times the sum of (1) Mr. Brenneman's then current base salary (of not less than $525,000) and
(2) a deemed annual bonus equal to 25% of such salary. Additionally, the Company is required to continue providing certain employee benefits to Mr. Brenneman for certain specified time periods following a termination of employment and to maintain life insurance on his behalf in an amount equal to the severance payment described above. Mr. Brenneman is indemnified by the Company for his tax obligations with respect to payments under the agreement to the extent that such payments are subject to an excise or other special additional tax that would not have been imposed absent such payment.

       Continental has entered into an amended and restated employment agreement with each of Messrs. Kellner, McLean, and Simon, which agreements contain substantially identical terms and provide for an annual base salary of not less than $350,000, $300,000 and $300,000, respectively, participation in any Company cash bonus program at the maximum level available to any executive, flight benefits, and certain other matters. Each of the agreements may be terminated at any time by either party, with or without cause. Each agreement is for a three-year term of employment beginning in June 1995. If the applicable executive's employment is terminated by the Company for reasons other than death, incapacity, cause or material breach of the agreement, then the Company shall (i) make a lump-sum cash severance payment to the executive (calculated as described below), and (ii) provide the executive with out-placement services. In addition, following any such termination, each agreement provides the executive with flight benefits for the remainder of his lifetime under certain circumstances. Each of the executives is also entitled to such benefits if he terminates the employment agreement for certain specified causes. The severance payment referenced above is equal to the product of (A) the sum of (1) the executive's then current base salary and (2) a deemed annual bonus equal to 25% of such salary, multiplied by (B) a fraction, the numerator of which is the number of months in the severance period (defined below) and the denominator of which is 12. If the executive's employment is terminated within two years after a change in control, the severance period means the period commencing on the date of termination and continuing for 36 months. If the executive's employment is terminated prior to a change in control or after the date which is two years after a change in control, the severance period means the period commencing on the date of termination and continuing for 24 months. The Company is also required to continue providing certain employee benefits to the executives for certain specified time periods following a termination of employment. Each of the executives is indemnified by the Company for his tax obligations with respect to payments under his agreement to the extent that such payments are subject to an excise or other special additional tax that would not have been imposed absent such payment.

RETIREMENT PLAN

      The Continental Airlines, Inc. Retirement Plan (the "Retirement Plan"), adopted in 1988, is a noncontributory, defined benefit pension plan. Substantially all employees of Continental and certain designated affiliates are eligible to participate in the Retirement Plan.

      The following table represents the estimated annual benefits payable in the form of a single life annuity to participants in specified service and compensation categories under the Retirement Plan. The values reflected in the table represent the application of the Retirement Plan formula to the specified amounts of final average compensation and years of service. Under the Retirement Plan, final average compensation means the average of the participant's highest five consecutive years of compensation during the last ten calendar years with Continental. Final average compensation includes regular pay and shift differential, but excludes bonuses, overtime, severance pay, incentive and other special forms of pay. Regulations under the Code previously limited compensation covered by the Retirement Plan to $235,840 and since December 1994 have limited such compensation to $150,000.

                               PENSION PLAN TABLE

                                                                           YEARS OF SERVICE
                                               --------------------------------------------------------------------------

- --------------------------
 FINAL AVERAGE COMPENSATION                         5        10         15         20         25        30
 --------------------------                         -        --         --         --         --        --
$100,000  . . . . . . . . . . . . .               $7,656   $15,312     $22,968   $30,624   $38,280   $45,936
$125,000  . . . . . . . . . . . . .                9,707    19,414      29,121    38,828    48,535    58,242
$150,000  . . . . . . . . . . . . .               11,758    23,516      35,274    47,032    58,790    70,548
$175,000  . . . . . . . . . . . . .               13,434    27,206      40,697    53,690    66,200    78,615
$200,000  . . . . . . . . . . . . .               15,075    30,897      46,438    61,480    76,041    90,506
$225,000  . . . . . . . . . . . . .               16,716    34,588      52,178    69,270    85,882   102,397


     The estimated credited years of service for Messrs. Bethune, McLean and Simon are two years, two years and nine years, respectively. Messrs. Brenneman and Kellner will be eligible to participate in the Retirement Plan after completing one year of service with the Company. In addition, Mr. Bethune's employment agreement provides for certain supplemental retirement benefits, which benefits will be offset by amounts received under the Retirement Plan. See "Employment Agreements," above. Under the Retirement Plan, a retired participant's annual benefit commencing at or after the normal retirement age of 65 (60 for pilots) is equal to 1.19% of the participant's final average compensation plus 0.45% of the participant's final average compensation in excess of the average Social Security wage base, multiplied by the participant's years of participation up to a maximum of 30 years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's executive compensation programs are administered by the Human Resources Committee of the Board of Directors. The committee is composed of six independent, non-employee directors, and no member of the committee has been an officer or employee of the Company or any of its subsidiaries. Karen Hastie Williams who chairs the Human Resources Committee is a Partner of Crowell & Moring, a law firm that has provided services to the Company and its subsidiaries for many years.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING RIGHTS AND PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of April 1, 1996 (except as otherwise set forth below), certain information with respect to persons owning beneficially (to the knowledge of the Company) more than five percent of any class of the Company's voting securities. The table also sets forth the respective general voting power of such persons. In accordance with regulations promulgated by the Commission, the table shows the effect of the exercise of warrants owned by the person in question, and, in the case of Air Canada, the exchange of certain shares of Class B common stock for Class A common stock, but, in determining the denominator used to show percentage ownership of such person, does not assume the exercise of warrants or the exchange of shares owned by any other person.

         The table does not show under "General Voting Power" the effect of Air Canada's potential exchange of certain shares of Class B common stock for an equal number of shares of Class A common stock, because the voting of most of the Class A common stock acquirable as a result of such exchange would currently be prohibited by applicable Foreign Ownership Restrictions. Such information is, however, shown in the footnotes to the table.

                                                               AMOUNT AND
                                                               NATURE                             GENERAL
NAME AND ADDRESS                                               OF BENEFICIAL      PERCENT         VOTING
OF BENEFICIAL HOLDER              TITLE OF CLASS               OWNERSHIP          OF CLASS        POWER (1)
- --------------------              --------------               ---------          --------        ---------
Air Canada                        Class A common stock        2,740,000(2)         37.1%          23.6% (3)
Air Canada Center                 Class B common stock        3,338,944(4)         15.5%
Montreal Int'l Airport (Dorval)
P.O. Box 14000
Postal Station, St. Laurent
Canada H4Y 1H4

Air Partners, L.P.(5)             Class A common stock        4,259,734(6)         54.5%          44.6%
2420 Texas Commerce Tower         Class B common stock        3,382,632(7)         13.6%
201 Main Street
Fort Worth, TX 75102

American General Corporation      Class A common stock          774,496(8)         11.8%          10.0%
2929 Allen Parkway                Class B common stock        1,055,002(9)          4.8%
Houston, TX 77019

FMR Corp.                         Class B common stock        3,182,837(10)        14.7%           3.8%
82 Devonshire Street
Boston, MA 02109


(1) Each share of Class A common stock is entitled to ten votes, and each share of Class B common stock is entitled to one vote. General Voting Power includes the combined total of the votes attributable to Class A common stock and Class B common stock.

(2) Amount includes 1,078,944 shares of Class A common stock issuable upon exchange of a like number of shares of Class B common stock held by Air Canada.

(3) Does not include the exchange of 1,078,944 shares of Class B common stock for Class A common stock as described in Note 2 above, which would be subject to Foreign Ownership Restrictions. If Air Canada were permitted to exchange the 1,078,944 shares of Class B common stock for an equal number of shares of Class A common stock, its General Voting Power would be 31.5%.

(4) Amount includes 1,078,944 shares of Class B common stock held by Air Canada which are exchangeable, under certain circumstances, for a like number of shares of Class A common stock. Such shares are also included in the number of shares of Class A common stock reported herein pursuant to SEC Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(5) Based on reports filed with the Commission pursuant to the Exchange Act, the general partners of Air Partners are 1992 Air GP, managing general partner, and Air II General, Inc. The general partners of 1992 Air GP are 1992 Air, Inc., majority general partner, and Air Saipan, Inc. David Bonderman is the controlling shareholder of Air II General, Inc. and 1992 Air, Inc. and accordingly may be deemed the beneficial owner of shares held by Air Partners. In addition, Mr. Bonderman holds, directly and indirectly, limited partnership interests in Air Partners. Mr. Bonderman also holds director stock options to purchase 3,000 shares of Class B common stock and may be deemed to own 379,194 shares of Class B common stock owned by 1992 Air GP and 2,403 shares of Class B common stock owned by Air II General, Inc. that

                                         [Footnotes continued on following page]
     are not included in the amounts shown. Bonderman Family Limited Partnership, of which David Bonderman is the general partner, holds
     8,200 shares of Class A common stock and 441,225 shares of Class B common stock that are not included in the amounts shown. In addition, Bonderman Family Limited Partnership holds limited partnership interests in Air Partners. On the basis of certain provisions of the limited partnership agreement of Air Partners, Bonderman Family Limited Partnership may be deemed to beneficially own the shares of Class A common stock and any Class B common stock beneficially owned by Air Partners that are attributable to such limited partnership interests. However, Bonderman Family Limited Partnership, pursuant to Rule 13d-4 under the Exchange Act, disclaims beneficial ownership of all such shares. The estate of Larry L. Hillblom, solely in its capacity as the sole shareholder of Air Saipan, Inc., may be deemed the beneficial owner of shares of Class A common stock and any Class B common stock held by Air Partners. In addition, the estate of Mr. Hillblom also holds limited partnership interests in Air Partners. On the basis of certain provisions of the limited partnership agreement of Air
     Partners, the estate of Mr. Hillblom may be deemed to beneficially own the shares of Class A common stock and any Class B common stock beneficially owned by Air Partners that are attributable to such limited partnership interests. Bondo Air Limited Partnership ("Bondo
     Air"), solely in its capacity as a limited partner of Air Partners, may be deemed to beneficially own the shares of Class A common stock and any Class B common stock held by Air Partners that are attributable to such limited partnership interest. However, Bondo Air, pursuant to Rule 13d-4 under the Exchange Act, disclaims beneficial ownership of all such shares. Mr. Alfredo Brener, through a limited partnership whose corporate general partner he controls, owns warrants to purchase a 98.5% limited partnership interest in Bondo Air, and on the basis of certain provisions of the limited partnership agreement of Bondo Air, Mr. Brener may be deemed to beneficially own such limited partnership interests and, in turn, the shares attributable to Bondo Air's limited partnership interest in Air Partners. However, Mr. Brener, pursuant to Rule 13d-4 under the Exchange Act, disclaims beneficial ownership of all such shares. Donald Sturm, a director of the Company, holds a limited partnership interest in Air Partners. On the basis of certain provisions of the limited partnership agreement of Air Partners, Mr.
     Sturm may be deemed to beneficially own the shares of Class A common stock and any Class B common stock beneficially owned by Air Partners that are attributable to such limited partnership interest. However, Mr. Sturm, pursuant to Rule 13d-4 under the Exchange Act, disclaims beneficial ownership of all such shares.

(6) Includes 1,519,734 shares issuable upon exercise of warrants held by Air Partners to purchase Class A common stock.

(7) Represents shares subject to warrants held by Air Partners to purchase Class B common stock.

(8) Based on reports filed with the Commission, the shares reported represent the proportionate interest in shares beneficially owned by Air Partners, of which American General Corporation ("American General") is a limited partner, including shares issuable upon exercise of warrants held by Air Partners to purchase 276,315 shares
     of Class A common stock.   On the basis of certain provisions of the
     limited partnership agreement of Air Partners, American General may be deemed to beneficially own the shares of Class A common stock and any Class B common stock beneficially owned by Air Partners that are attributable to such limited partnership interest. However, American General, pursuant to Rule 13d-4 under the Exchange Act, disclaims beneficial ownership of all such shares. American General may be deemed to share voting and dispositive power with respect to all such shares.

(9) The reported shares include 283 shares held by an indirect wholly owned subsidiary of American General and 615,024 shares issuable upon exercise of warrants held by Air Partners to purchase Class B common stock. American General may be deemed to share voting and dispositive power with respect to such 615,307 shares.

(10) Based on information furnished to the Company, the shares reported include 151,514 shares of Class B common stock issuable upon conversion of the Company's 6 3/4% Convertible Subordinated Notes due April 15, 2006. FMR, together with its wholly owned subsidiaries, Fidelity Management & Research Company and Fidelity Management Trust Company, has sole dispositive power with respect to 3,159,337 of the shares beneficially owned by it and sole voting power with respect to 2,436,423 of such shares. FMR has no shared voting or dispositive power. Members of the Edward D. Johnson 3d family own approximately 49% of the outstanding voting stock of FMR Corp.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF DIRECTORS AND EXECUTIVE OFFICERS

        The following table shows, as of April 1, 1996, the number of shares of Class B common stock beneficially owned by each of the directors, the executive officers named in the Summary Compensation Table, and all executive officers and directors as a group. The beneficial ownership of Class A common stock by certain of such persons is described in the footnotes to the table. See also "Voting Rights and Principal Stockholders".

                                                                  AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNERS                                      BENEFICIAL OWNERSHIP (1)       PERCENT OF CLASS
- ---------------------------                                    ------------------------       ----------------
Thomas J. Barrack, Jr.  . . . . . . . . . . . . . . .                  5,800   (2)                      *
Gordon M. Bethune   . . . . . . . . . . . . . . . . .                 215,319  (3)                   1.0%
David Bonderman   . . . . . . . . . . . . . . . . . .               4,351,138  (4)                  17.5%
Gregory D. Brenneman  . . . . . . . . . . . . . . . .                 221,955  (5)                   1.0%
Joel H. Cowan   . . . . . . . . . . . . . . . . . . .                  3,000   (6)                      *
Patrick Foley   . . . . . . . . . . . . . . . . . . .                 831,455  (7)                   3.8%
Rowland C. Frazee, C.C.   . . . . . . . . . . . . . .                  3,000   (6)                      *
Hollis L. Harris  . . . . . . . . . . . . . . . . . .               3,341,944  (8)                  15.6%
Dean C. Kehler  . . . . . . . . . . . . . . . . . . .                  1,500   (9)                      *
Lawrence W. Kellner . . . . . . . . . . . . . . . . .                 71,795   (10)                     *
Robert L. Lumpkins  . . . . . . . . . . . . . . . . .                  3,000   (6)                      *
Douglas H. McCorkindale . . . . . . . . . . . . . . .                  3,000   (6)                      *
C.D. McLean   . . . . . . . . . . . . . . . . . . . .                 49,500   (11)                     *
David E. Mitchell, O.C. . . . . . . . . . . . . . . .               3,341,944  (8)                  15.6%
Richard W. Pogue  . . . . . . . . . . . . . . . . . .                  3,000   (6)(12)                  *
William S. Price III  . . . . . . . . . . . . . . . .               3,387,132  (13)                 13.6%
Barry P. Simon  . . . . . . . . . . . . . . . . . . .                 48,736   (14)                     *
Donald L. Sturm   . . . . . . . . . . . . . . . . . .                 677,195  (15)                  3.1%
Claude I. Taylor, O.C.  . . . . . . . . . . . . . . .               3,342,944  (8)                  15.6%
Karen Hastie Williams . . . . . . . . . . . . . . . .                  3,000   (6)                      *
Charles A. Yamarone   . . . . . . . . . . . . . . . .                  5,500   (16)                     *
All executive officers and directors as a group   . .               9,632,072  (17)                 43.8%


*    Less than 1%

(1) The persons listed have the sole power to vote and dispose of the shares beneficially owned by them except as otherwise indicated.

(2) Includes 1,500 shares subject to a vested director stock option, and 1,500 shares held in trust for the benefit of Mr. Barrack's children, as to which shares Mr. Barrack disclaims beneficial ownership.

(3)  Includes 137,500  shares subject to  vested options to purchase shares.

(4) Includes 3,000 shares subject to vested director stock options, 441,225 shares beneficially owned by Bonderman Family Limited Partnership, 379,194 shares owned by 1992 Air GP and 2,403 shares owned by Air II General, Inc. (see note 5 to the previous table). Also includes 3,382,632 shares subject to warrants owned by Air Partners, which Mr. Bonderman may be deemed to own beneficially (see note 5 to the previous table) and which Mr. Price may be deemed to own beneficially through shared voting and dispositive power as a Managing Director of Air Partners. Does not include 8,200 shares of Class A common stock beneficially owned by Bonderman Family Limited Partnership. Also does not include 2,740,000 shares of Class A common stock beneficially owned by Air Partners or 1,519,734 such shares subject to warrants (collectively, 54.5% of the class) owned by Air Partners, which Messrs. Bonderman and Price also may be deemed to own

                                         [Footnotes continued on following page]
      beneficially (see note 5 to the previous table).

(5) Includes 137,500 shares subject to a vested option, or vesting within 60 days, and 56,250 restricted shares scheduled to vest in 33 1/3% increments on April 27, 1996, 1997 and 1998.

(6)   Represents shares subject to vested director stock options.

(7) Includes 3,000 shares subject to vested director stock options. Also includes 370,957 shares held by DHL Management Services, Inc. ("DHL Management") and 457,498 shares representing the proportionate interest of DHL Management in shares issuable upon exercise of warrants held by Air Partners to purchase shares of Class B common stock. Does not include DHL Management's interest in 370,582 shares of Class A common stock beneficially owned by Air Partners or 205,543 shares of such stock issuable upon exercise of warrants held by Air Partners. DHL Management, and Mr. Foley as President of DHL Management, may be deemed to have voting and shared dispositive power with respect to all such shares.

(8) Includes 3,000 shares subject to vested director stock options. Also includes 3,338,944 shares beneficially owned by Air Canada. Does not include 1,661,056 shares of Class A common stock beneficially owned by Air Canada or 1,078,944 such shares issuable upon exchange of a like number of shares of Class B common stock held by Air Canada. Mr. Harris, as the "shareholder representative" of Air Canada, may be deemed to have sole voting power with respect to all such shares. Messrs. Harris, Mitchell and Taylor, as directors of Air Canada, may be deemed to have shared dispositive power with respect to all such shares.

(9)   Represents shares subject to a vested director stock option.

(10) Includes 18,750 shares subject to a vested option and 37,500 restricted shares scheduled to vest in 33 1/3% increments on June 5, 1996, 1997 and 1998.

(11) Includes 37,500 shares subject to a vested option, or vesting within 60 days, and 10,000 restricted shares scheduled to vest in 50% increments on April 4, 1996 and 1997.

(12)  Mr. Pogue also owns 3,000 shares of Class A common stock.

(13) Includes 3,000 shares subject to vested director stock options. Also includes 1,500 shares held by Mr. Price's spouse, as to which shares Mr. Price disclaims beneficial ownership, and shares held by Air Partners as described in note 4, above.

(14) Includes 37,500 shares subject to a vested option, or vesting within 60 days.

(15) Includes 3,000 shares subject to vested director stock options. Also includes 30,200 shares held in trusts for the benefit of Mr. Sturm's children, 15,100 shares held in a charitable trust for which Mr. Sturm acts as Trustee, 4,300 shares held by a corporation of which Mr. Sturm is the principal stockholder, and 285,937 shares representing the proportionate interest of Mr. Sturm in shares issuable upon exercise of warrants held by Air Partners to purchase shares of Class B common stock. Does not include Mr. Sturm's proportionate interest in 231,615 shares of Class A common stock beneficially owned by Air Partners or 128,465 such shares subject to warrants owned by Air Partners. Mr. Sturm is a limited partner of Air Partners and, as such, may be deemed to share voting and dispositive power with respect to all shares held by Air Partners.

(16)  Includes 1,500 shares subject to a vested director stock option.

(17) Includes 506,000 shares subject to vested options held by officers and non-employee directors of the Company and 3,382,632 shares subject to warrants owned by Air Partners. See notes 4, 7 and 15. Does not include 2,740,000 shares of Class A common stock beneficially owned by Air Partners or 1,519,734 such shares subject to warrants owned by Air Partners. Also includes 3,338,944 shares beneficially owned by Air Canada.

      See note 8. Does not include 1,661,056 shares of Class A common stock beneficially owned by Air Canada, 1,078,944 such shares issuable upon exchange of a like number of shares of Class B common stock held by Air Canada, or 4,000 shares of Class A common stock held by certain executive officers and directors. See, e.g., note 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

         Continental Micronesia, Inc. ("CMI") and United Micronesia Development Association, Inc. ("UMDA"), which is controlled by the estate of Larry L. Hillblom and is the minority stockholder of CMI, have a services agreement whereby UMDA is paid a fee of 1.0% of CMI's gross revenue, as defined, which will continue until January 1, 2012. During 1995, these fees totaled $6 million. As of December 31, 1995, the Company had a payable of $7 million maturing in 2011 to UMDA. Annual payments of such payable aggregating $1 million per year are applied to reduce the 1.0% fee.

         In connection with Air Canada's investment in the Company, Air Canada, Air Partners and the Company agreed to identify and pursue opportunities to achieve cost savings, revenue enhancement or other synergies from areas of joint operation between the Company and Air Canada. The Company and Air Canada have entered into a series of synergies agreements, primarily in the areas of aircraft maintenance and commercial and marketing alliances (including agreements regarding coordination of connecting flights). The Company believes that the synergies agreements allocate potential benefits to the Company and Air Canada in a manner that is equitable and commercially reasonable, and contain terms at least as favorable to the Company as could be obtained from unrelated parties. As a result of these agreements, Continental paid Air Canada $38 million in 1995, and Air Canada paid Continental $16 million, primarily relating to aircraft maintenance.

         In connection with America West's emergence from bankruptcy in August 1994, Continental acquired approximately 4.1% of the equity interest and 17.1% of the voting power (exclusive of warrants to purchase an additional 802,860 shares of common stock) of the reorganized America West. In February 1996, Continental sold approximately 1.4 million shares of America West's common stock for net proceeds of approximately $25 million in an underwritten public offering. Continental now owns approximately 1.0% of the equity interest and 7.9% of the voting power of America West (exclusive of warrants to purchase an additional 802,860 shares of common stock). Through partnerships that he controls, Mr. Bonderman has a significant interest in America West.

         The Company and America West entered into a series of agreements during 1994 related to code sharing and ground handling that have created substantial benefits for both airlines. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, Continental paid America West $11 million and America West paid Continental $14 million in 1995.

         Prior to joining the Company in May 1995, Mr. Brenneman was a Vice President with Bain & Company, Inc., a consulting firm that has provided consulting services to the Company from time to time. In addition, Mr. Brenneman is the Chairman, Chief Executive Officer and majority shareholder of Turnworks, Inc. ("Turnworks"), which acted as a consultant to the Company prior to May 1995. Pursuant to, and in connection with the termination of, the Turnworks consulting agreement, the Company paid Turnworks an aggregate of $1,772,457 in 1995.

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

         On September 29, 1995, Continental purchased from Air Canada warrants to purchase an aggregate of 1,367,880 shares of Continental's Class A common stock and 4,849,755 shares of Class B common stock for an aggregate purchase price of approximately $56 million (including a waiver fee of $5 million paid to a major creditor of the Company), of which Continental paid approximately $14 million in cash and a $42 million one-year note (which note was subsequently repaid). The 6,217,635 warrants purchased had exercise prices of $15.00 per share (as to 3,706,667 shares) and $30.00 per share (as to 2,510,968 shares).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONTINENTAL AIRLINES, INC.
                                        ---------------------------
                                               (Registrant)



Date:        April 10, 1996       By:   /s/ JEFFERY A. SMISEK
             --------------             ---------------------------
                                        Jeffery A. Smisek
                                        Senior Vice President,
                                        General Counsel and Secretary