Form 10-Q
period 1996-03-31
CONTINENTAL AIRLINES INC /DE/
filed 1996-04-22
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

As of April 12, 1996, 6,301,056 shares of Class A common stock and 21,490,124 shares of Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)


                                           Three Months
                                          Ended March 31,
                                          1996        1995
                                             (Unaudited)
Operating Revenue:
 Passenger . . . . . . . . . . . . . . . $1,375      $1,240
 Cargo, mail and other . . . . . . . . .    114         169
                                          1,489       1,409

Operating Expenses:
 Wages, salaries and related costs . . .    364         366
 Aircraft fuel . . . . . . . . . . . . .    177         169
 Aircraft rentals. . . . . . . . . . . .    124         123
 Commissions . . . . . . . . . . . . . .    126         119
 Maintenance, materials and repairs. . .    112          97
 Other rentals and landing fees. . . . .     84          92
 Depreciation and amortization . . . . .     65          64
 Other . . . . . . . . . . . . . . . . .    317         351
                                          1,369       1,381

Operating Income . . . . . . . . . . . .    120          28

Nonoperating Income (Expense):
 Interest expense. . . . . . . . . . . .    (47)        (53)
 Interest capitalized. . . . . . . . . .      1           1
 Interest income . . . . . . . . . . . .      9           6
 Other, net. . . . . . . . . . . . . . .     12         (10)
                                            (25)        (56)

Income (Loss) before Income Taxes and
 Minority Interest . . . . . . . . . . .     95         (28)

Income Tax Provision . . . . . . . . . .     (1)          -









                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)


                                           Three Months
                                          Ended March 31,
                                          1996        1995
                                             (Unaudited)
Income (Loss) before Minority Interest.. $   94      $  (28)

Minority Interest. . . . . . . . . . . .     (1)         (2)

Distributions on Preferred
 Securities of Trust . . . . . . . . . .     (5)          -

Net Income (Loss). . . . . . . . . . . .     88         (30)

Preferred Dividend Requirements and
 Accretion to Liquidation Value. . . . .     (1)         (2)

Income (Loss) Applicable to
 Common Shares . . . . . . . . . . . . . $   87      $  (32)

Earnings (Loss) per Common and Common
 Equivalent Share. . . . . . . . . . . . $ 2.70      $(1.21)

Earnings (Loss) per Common Share
 Assuming Full Dilution. . . . . . . . . $ 2.36      $(1.21)






















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           March 31,  December 31,
          ASSETS                             1996         1995
                                          (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $124 and $144, respectively . . . . .  $  657      $  747
 Accounts receivable, net. . . . . . . . .     430         351
 Spare parts and supplies, net . . . . . .     152         127
 Prepayments and other . . . . . . . . . .      73          90
  Total current assets . . . . . . . . . .   1,312       1,315

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   1,092       1,107
  Other. . . . . . . . . . . . . . . . . .     293         288
                                             1,385       1,395
  Less:  Accumulated depreciation. . . . .     309         285
                                             1,076       1,110

Purchase deposits for flight equipment          43          48

Capital leases:
 Flight equipment. . . . . . . . . . . . .     394         394
 Other . . . . . . . . . . . . . . . . . .      29          28
                                               423         422
 Less:  Accumulated amortization . . . . .     132         119
                                               291         303
  Total property and equipment . . . . . .   1,410       1,461

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,517       1,531
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .     248         251
 Investments . . . . . . . . . . . . . . .     144         163
 Other assets, net . . . . . . . . . . . .     115         100

  Total other assets . . . . . . . . . . .   2,024       2,045

   Total Assets. . . . . . . . . . . . . .  $4,746      $4,821





                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           March 31,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1996         1995
                                          (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  165      $  163
 Current maturities of capital leases. . .      60          58
 Accounts payable. . . . . . . . . . . . .     579         617
 Air traffic liability . . . . . . . . . .     727         579
 Accrued payroll and pensions. . . . . . .     197         181
 Accrued other liabilities . . . . . . . .     312         386
  Total current liabilities. . . . . . . .   2,040       1,984

Long-Term Debt . . . . . . . . . . . . . .   1,169       1,352

Capital Leases . . . . . . . . . . . . . .     293         306

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .      46          46
 Deferred credit - aircraft operating
  leases . . . . . . . . . . . . . . . . .      89          97
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .     165         175
 Other . . . . . . . . . . . . . . . . . .     242         246
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     542         564

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . .      28          27

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Trust (1) . . . . . . . . . . . . . . . .     242         242

Redeemable Preferred Stock (aggregate
 redemption value - $42 and $41,
 respectively) . . . . . . . . . . . . . .      42          41


(1) The sole assets of the Trust are convertible subordinated debentures which are expected to be repaid by 2020. Upon repayment, the Continental-Obligated Mandatorily Redeemable Preferred Securities of Trust will be mandatorily redeemed.


                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           March 31,  December 31,
                                             1996         1995
                                          (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  6,301,056 shares issued and out-
  standing . . . . . . . . . . . . . . . .  $    -      $    -
 Class B common stock - $.01 par,
  100,000,000 shares authorized;
  21,489,074 and 21,428,274 shares
  issued and outstanding, respectively . .       -           -
 Additional paid-in capital  . . . . . . .     733         733
 Accumulated deficit . . . . . . . . . . .    (340)       (428)
 Unvested portion of restricted stock. . .      (8)        (10)
 Additional minimum pension liability. . .      (8)         (8)
 Unrealized gain on marketable
  equity securities. . . . . . . . . . . .      13          18
  Total common stockholders' equity. . . .     390         305
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $4,746      $4,821

























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)


                                           Three Months
                                          Ended March 31,
                                          1996        1995
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . .  $125        $ 51

Cash Flows from Investing Activities:
 Proceeds from sale of America West
  stock. . . . . . . . . . . . . . . . .    25           -
 Proceeds from disposition of property,
  equipment and other assets . . . . . .    14           3
 Capital expenditures, net of returned
  purchase deposits. . . . . . . . . . .   (20)          7
 Purchase deposits refunded in
  connection with aircraft delivered . .     6           6
  Net cash provided by investing
   activities. . . . . . . . . . . . . .    25          16

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .   223           6
 Payments on long-term debt and
  capital lease obligations. . . . . . .  (458)        (53)
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .     1           1
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .    (6)          -
  Net cash used by financing activities.  (240)        (46)

Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . .   (90)         21

Cash and Cash Equivalents - Beginning
 of Period . . . . . . . . . . . . . . .   747         396

Cash and Cash Equivalents - End of
 Period. . . . . . . . . . . . . . . . .  $657        $417








                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)


                                           Three Months
                                          Ended March 31,
                                          1996        1995
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . .  $ 46        $ 30
 Income taxes paid . . . . . . . . . . .  $  -        $  -

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . .  $ 28        $  -
 Return of financed purchase deposits. .  $  -        $ 10
 Reclassification of accrued
  management fees to long-term debt. . .  $  -        $ 21































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 1995.

NOTE 1 - EARNINGS (LOSS) PER SHARE

The earnings (loss) per common share computations are based upon earnings (loss) applicable to common shares and the average number of shares of common stock, common stock equivalents (stock options, warrants and restricted stock) and potentially dilutive securities (e.g., convertible securities) outstanding. The number of shares used in the primary earnings per share computations for the three months ended March 31, 1996 and 1995 was 32,034,576 and 26,330,102, respectively. The number of shares used in the fully diluted earnings per share computations for the three months ended
March 31, 1996 and 1995 was 39,313,536 and 26,330,102,
respectively. Preferred stock dividend requirements, including additional dividends on unpaid dividends and accretion to redemption value, decreased net income for this computation by approximately $1 million for the three months ended March 31, 1996 and increased the net loss for this computation by approximately
$2 million for the three months ended March 31, 1995.

NOTE 2 - INCOME TAXES

The income tax provision for the three months ended March 31, 1996 consists of foreign income taxes. No provision for federal income taxes was recorded for the three months ended March 31, 1996 or 1995 since the Company had previously incurred net operating losses for which a tax benefit had not previously been recorded.

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

For financial reporting purposes, a valuation allowance of $782 million has been recognized to offset the deferred tax assets related to a portion of the NOLs. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed $116 million of benefit attributable to such tax planning strategies. The Company has consummated one such transaction, which had the effect of realizing approximately 40% of the built-in gains required to be realized, and currently intends to consummate one or more additional transactions. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the net deferred tax liability of up to $116 million would be charged to income in the period such determination was made. In the event the Company recognizes additional tax benefits related to NOLs and investment tax credit carryforwards attributable to the Company's predecessor, which include the accounts of Continental Airlines Holdings, Inc. and the pre-reorganized Company, those benefits would be applied to reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles to zero, and thereafter as an addition to paid-in capital.

NOTE 3 - OTHER

On January 31, 1996, the Company consummated the offering of $489 million of enhanced pass-through certificates that refinanced the underlying debt associated with 18 leased aircraft and will reduce Continental's annual operating lease expense by more than $15 million for the affected aircraft.

During January and February 1996, the Company repurchased or redeemed without prepayment penalty the remaining amount of the Series A convertible secured debentures for $125 million (including payment-in-kind interest of $7 million).

On February 21, 1996, the Company sold approximately 1.4 million shares of its 1.8 million shares of America West Airlines, Inc. ("America West") common stock for net proceeds of approximately $25 million in an underwritten public offering. Subsequent to the sale, the Company owns approximately 1.0% of the equity interest and 7.9% of the voting power of America West (excluding warrants to purchase an additional 802,860 shares of common stock). A $12.5 million gain, included in other nonoperating income, was realized on the transaction.

On March 26, 1996, Continental issued $230 million of 6 3/4% convertible subordinated notes due April 15, 2006. The notes are convertible into Class B common stock of Continental at an initial conversion price of $60.39 per share. The notes are redeemable at the option of the Company on or after April 15, 1999, at specified redemption prices.

In March 1996, Continental Express, Inc. ("Express") entered into an agreement to acquire eight new ATR aircraft that are expected to be placed into service during 1996. These aircraft will be accounted for as operating leases when delivered. In conjunction with the acquisition, in 1996, the Company will return eight older ATR aircraft accounted for as capital leases.

On March 29, 1996, Continental repaid $257 million of secured indebtedness to General Electric Company and affiliates
(collectively, "GE") (of which $47 million was required as a result of the convertible debt financing and the America West stock sale and $210 million was an optional prepayment), obtaining the elimination of certain restrictive covenants.

NOTE 4 - RELATED PARTY TRANSACTIONS

Subject to certain conditions, the Company expects to enter into an agreement with Air Partners, L.P. ("Air Partners") for the sale by Air Partners to the Company of up to $50 million in intrinsic value (then-current Class B common stock price minus exercise price) of Air Partners' Class B warrants. Upon execution of the agreement, the Company will reclassify $50 million from common equity to a classification similar to redeemable preferred stock.

NOTE 5 - NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the related assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's adoption of SFAS 121 in the first quarter of 1996 did not have an impact on the Company's results of operations or financial position.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted SFAS 123 January 1, 1996 and will continue to account for stock-based compensation using APB 25; therefore, the adoption of SFAS 123 had no impact on the Company's results of operations or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three months ended March 31, 1996 as compared to the corresponding period ended March 31, 1995.

Comparison of Three Months Ended March 31, 1996 to Three Months
Ended March 31, 1995

Continental's financial and operating performance improved dramatically in the first quarter of 1996 compared to the first quarter of 1995, reflecting, among other things, continued implementation of the Company's strategic program to enhance the fundamentals of its operations, rationalize capacity (including the elimination of "Continental Lite" operations -- a network of short-haul, no-frills, low-fare flights), improve customer service and employee relations and strengthen Continental's balance sheet and liquidity. In addition, management believes that the Company benefitted from the expiration of the aviation trust fund tax (the "ticket tax") on December 31, 1995, although the amount of any such benefit directly resulting from the expiration of the ticket tax cannot be determined. The Company recorded consolidated net income of $88 million for the three months ended March 31, 1996 as compared to a consolidated net loss of $30 million for the three months ended March 31, 1995. The Company's net income in the first quarter of 1996 included a $12.5 million gain related to the sale of approximately 1.4 million shares of America West common stock.

Implementation of the Company's route realignment and capacity rationalization initiatives reduced capacity by 9.1% in the first quarter of 1996 as compared to the first quarter of 1995. This decrease in capacity, combined with a 2.0% increase in traffic, produced a 7.3 percentage point increase in load factor to 67.0%. This higher load factor, combined with a 7.6% increase in the average yield per revenue passenger mile, contributed to a 10.9% increase in passenger revenue to $1.4 billion despite the decreased capacity.

Cargo, mail and other revenue decreased 32.5%, $55 million, in the three months ended March 31, 1996 as compared to the same period in the prior year, principally as a result of transactions involving the Company's System One Information Management, Inc. ("System One") subsidiary, which were effective April 27, 1995.

Wages, salaries and related costs decreased 0.6%, $2 million, during the quarter ended March 31, 1996 as compared to the same period in 1995, primarily due to a reduction in the number of full-time equivalent employees from approximately 35,000 as of March 31, 1995 to approximately 32,900 as of March 31, 1996. Such decrease was substantially offset by accruals totaling $15 million for employee profit sharing and other incentive programs, including the payment of bonuses for on-time airline performance. In addition, wage rates were impacted by a longevity pay increase for substantially all employee groups, effective July 1, 1995.

Aircraft fuel expense increased 4.7%, $8 million, in the three months ended March 31, 1996 as compared to the same period in the prior year. The average price per gallon increased 12.7% from
52.61 cents in the first quarter of 1995 to 59.31 cents in the first quarter of 1996. Such increase was partially offset by a 7.1% decrease in the quantity of jet fuel used from 312 million gallons in the first quarter of 1995 to 290 million gallons in the first quarter of 1996, principally reflecting capacity reductions and increased stage lengths.

Commission expense increased 5.9%, $7 million, in the quarter ended March 31, 1996 as compared to the same period in the prior year, primarily due to increased passenger revenue.

Maintenance, materials and repairs increased 15.5%, $15 million, during the quarter ended March 31, 1996 as compared to the same period in 1995, due principally to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Other rentals and landing fees decreased 8.7%, $8 million, for the three months ended March 31, 1996 compared to the same period in 1995, principally due to reduced facility rentals and landing fees resulting from capacity reductions.

Other operating expense decreased 9.7%, $34 million, in the three months ended March 31, 1996 as compared to the same period in the prior year, primarily as a result of the System One transactions (which were effective April 27, 1995) coupled with decreases in advertising expense and other miscellaneous expense.

Interest expense decreased 11.3%, $6 million, during the three months ended March 31, 1996 as compared to the same period in 1995, primarily due to principal reductions of long-term debt and capital lease obligations.

Interest income increased 50.0%, $3 million, in the first quarter of 1996 compared to the same period in the prior year, principally due to an increase in the average interest rate earned on investments coupled with an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the quarter ended March 31, 1996 included a $12.5 million gain related to the sale of approximately 1.4 million shares of America West common stock (39 cents and 32 cents per primary and fully diluted share, respectively). (See Note 3.) Other nonoperating income (expense) in the first quarter of 1995 consisted primarily of foreign exchange and other losses of $9.6 million (related to the Japanese yen and Mexican peso).

The income tax provision for the three months ended March 31, 1996 consists of foreign income taxes. No provision for federal income taxes was recorded for the three months ended March 31, 1996 or 1995 since the Company had previously incurred net operating losses for which a tax benefit had not previously been recorded.

An analysis of statistical information for Continental's jet operations for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       March 31,        Increase/
                                   1996        1995     (Decrease)
Revenue passenger miles
 (millions) (a). . . . . . . . . . 9,752       9,561       2.0 %
Available seat miles
 (millions) (b). . . . . . . . . .14,551      16,003      (9.1)%
Block hours (thousands) (c). . . .   270         281      (3.9)%
Passenger load factor (d). . . . .  67.0%       59.7%      7.3  pts.
Breakeven passenger load
 factor (e). . . . . . . . . . . .  61.0%       58.2%      2.8  pts.
Passenger revenue per available
  seat mile (cents) (f). . . . . .  8.90        7.37      20.8 %
Total revenue per available
 seat mile (cents) (g) . . . . . .  9.77        8.15      19.9 %
Operating cost per available
  seat mile (cents) (h). . . . . .  8.92        7.90      12.9 %
Operating cost per block hour  . .$4,806      $4,496       6.9 %
Average yield per revenue
  passenger mile (cents) (i) . . . 13.28       12.34       7.6 %
Average fare per revenue
 passenger . . . . . . . . . . . .$142.54    $129.10      10.4 %
Revenue passengers (thousands) . .  9,087      9,141      (0.6)%
Average length of aircraft
  flight (miles) . . . . . . . . .   876         803       9.1 %
Average daily utilization of
  each aircraft (hours) (j). . . .  9:29        9:34      (0.5)%
Actual aircraft in fleet at
 end of period . . . . . . . . . .   314         324      (3.1)%

(a)  The number of scheduled miles flown by revenue passengers.
(b) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(c) The number of hours an aircraft is operated in revenue service from gate-to-gate.
(d)  Revenue passenger miles divided by available seat miles.
(e) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
(f)  Passenger revenue divided by available seat miles.
(g)  Total revenue divided by available seat miles.
(h)  Operating expenses divided by available seat miles.
(i) The average revenue received for each mile a revenue passenger is carried.
(j) The average block hours flown per day in revenue service per aircraft.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first quarter of 1996, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings. On January 31, the Company consummated the offering of $489 million of enhanced pass-through certificates that refinanced the underlying debt associated with 18 leased aircraft and will reduce Continental's annual operating lease expense by more than $15 million for the affected aircraft. During January and February, Continental repurchased or redeemed without prepayment penalty the remaining amount of the Series A convertible secured debentures for $125 million (including payment-in-kind interest of $7 million). In February, Continental sold approximately 1.4 million of the shares it owned in America West, realizing net proceeds of approximately $25 million and recognizing a gain of $12.5 million. On March 26, Continental sold $230 million of 6 3/4% convertible subordinated notes. The net proceeds from this offering and from the America West stock sale, as well as cash on hand, were used for the repayment of certain outstanding GE indebtedness totaling $257 million (of which $47 million was required as a result of the convertible debt financing and the America West stock sale and $210 million was an optional prepayment).

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.2 billion of taxable income following December 31, 1995. For financial reporting purposes, however, Continental will be required to begin accruing tax expense on its income statement once it has realized an additional $122 million of taxable income following March 31, 1996. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."
In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. However, no assurance can be given that future transactions, whether within or outside the control of the Company, will not cause a change in ownership, thereby substantially limiting the potential utilization of the NOLs in a given future year. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382. The Section 382 limitation for any post-change year would be determined by multiplying the value of the Company's stock (including both common and preferred stock) at the time of the ownership change by the applicable long-term tax exempt rate (which is 5.31% for April 1996). Unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's NOL utilization would be limited to a minimum of approximately
$90 million.

Continental has firm commitments with The Boeing Company ("Boeing") to take delivery of one new 757 aircraft in April 1996 and 43 new jet aircraft during the years 1998 through 2002. The estimated aggregate cost of these aircraft is $2.6 billion. In addition, six Beech 1900-D turboprop aircraft are scheduled to be delivered later in 1996. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new aircraft from Boeing and Beech Acceptance Corporation will be sufficient to fund all deliveries scheduled during 1996, and that it will have remaining financing commitments from aircraft manufacturers of $676 million for jet aircraft deliveries beyond 1996.

In addition, in March 1996, Express entered into an agreement to acquire eight new ATR aircraft that are expected to be placed into service during 1996. These aircraft will be accounted for as operating leases. In conjunction with the acquisition, in 1996, the Company will return eight older ATR aircraft accounted for as capital leases.

Continental expects its cash outlays for 1996 capital expenditures, exclusive of aircraft acquisitions, to aggregate $120 million primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the three months ended March 31, 1996, aggregated $14 million, exclusive of aircraft acquisitions.

The Company expects to fund its 1996 and future capital commitments through internally generated funds, together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

As of March 31, 1996, the Company had $657 million in cash and cash equivalents, compared to $747 million as of December 31, 1995. Net cash provided by operating activities increased $74 million during the three months ended March 31, 1996 compared to the same period in the prior year principally due to earnings improvement. In addition, net cash provided by investing activities increased
$9 million, primarily as a result of proceeds received from the sale of approximately 1.4 million shares of Continental's America West stock slightly offset by higher net capital expenditures in 1996. Net cash used by financing activities for the three months ended March 31, 1996 compared to the same period in the prior year increased $194 million primarily due to the repayment of long-term debt, using in part, proceeds received from the issuance of the 6 3/4% convertible subordinated notes.

Continental does not have general lines of credit, and substantially all of its assets, including the stock of its subsidiaries, are encumbered.

Approximately $124 million and $144 million of cash and cash equivalents at March 31, 1996 and December 31, 1995, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. Continental and Continental Micronesia, Inc. ("CMI"), a 91% owned subsidiary, have secured borrowings from GE which as of March 31, 1996 and December 31, 1995 aggregated $373 million and $634 million, respectively. CMI's secured loans contain significant financial covenants, including requirements to maintain a minimum cash balance and consolidated net worth, restrictions on unsecured borrowings and mandatory prepayments on the sale of most assets. These financial covenants limit the ability of CMI to pay dividends to Continental. As of March 31, 1996, CMI had a minimum cash balance requirement of $30 million.
In addition, certain of Continental's secured loans require the Company to, among other things, maintain a minimum cumulative operating cash flow, a minimum monthly cash balance and a minimum ratio of operating cash flow to fixed charges. Continental also is prohibited generally from paying cash dividends on its capital stock, from purchasing or prepaying indebtedness and from incurring certain additional secured indebtedness.

The Company has entered into petroleum option contracts to provide some short-term protection (currently approximately seven months) against a sharp increase in jet fuel prices, and CMI has entered into average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar. The petroleum option contracts generally cover the Company's forecasted jet fuel needs for the next three to nine months, and the average rate option contracts cover a portion of CMI's yen-denominated ticket sales for the next three to nine months. At March 31, 1996, the Company had petroleum option contracts outstanding with an aggregate notional value of $252 million and CMI had an average rate option contract outstanding with a contract value of $158 million. At March 31, 1996, the carrying value of the option contracts was immaterial. The Company and CMI are exposed to credit loss in the event of nonperformance by the counterparties on the option contracts; however, management does not anticipate nonperformance by these counterparties. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

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

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On December 3, 1990, the Company owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four collateral pools moved in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline. Prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees, except for a claim of approximately $117 million for alleged market value decline of 29 aircraft and 81 spare engines in the fourth collateral pool. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The United States District Court for the District of Delaware (the "District Court") dismissed the appeals as moot, and the trustees appealed to the Third Circuit Court of Appeals (the "Third Circuit") seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. The Third Circuit affirmed the District Court's dismissal in February 1996, but subsequently granted a rehearing en banc, currently scheduled for May 14, 1996. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   On April 19, the Company's Board of Directors approved agreements (the "Agreements") with its two major stockholders, Air Canada and Air Partners. The Agreements contain a variety of arrangements intended generally to reflect the intention that Air Canada has expressed to the Company of divesting its investment in Continental by early 1997, subject to market conditions. Air Canada has indicated to the Company that its original investment in Continental has become less central to Air Canada in light of other initiatives it has undertaken (particularly expansion within Canada and exploitation of the 1995 Open Skies agreement to expand Air Canada's own flights into the U.S.), and that given such initiatives Air Canada has determined it appropriate to redeploy the funds invested in the Company into other uses in Air Canada's business. The Agreements also reflect Air Partners' recent distribution to the various investors in Air Partners (the "AP Investors") of the Class B common stock that it owned and the desire of some of those investors to realize upon portions of their investment in Class B common stock. The Agreements call for the Company to undertake a secondary offering and upon the closing of the secondary offering:

   	 in light of its then-reduced equity stake, Air Canada will no longer be entitled to designate directors of Continental, will cause the four present or former members of Air Canada's Board of Directors currently serving as Continental directors to decline nomination for reelection as directors, and will convert all of its Class A common stock to Class B common stock;

   	 Air Canada and Air Partners will enter into a number of agreements restricting, prior to December 16, 1996, further disposition of stock held by either of them; and

   	 the existing stockholders' agreement and registration rights agreement among the parties will be modified in a number of respects to reflect the changing composition of the respective equity interests, as well as other factors.

   Reflecting the reduction of Air Canada's interest and its directors' decision not to stand for reelection if the secondary offering is consummated, along with the expiration of various provisions specifically included at the time of the Company's reorganization, Continental's Board of Directors has also approved changes to the Company's Certificate of Incorporation and Bylaws (the "Proposed Amendments") generally eliminating special classes of directors (except for Air Partners' right to elect directors in certain circumstances) and supermajority provisions, and making a variety of other modifications aimed at streamlining the Company's corporate governance structure.

   The Proposed Amendments also provide that, effective January 1, 1997, Class A common stock would become freely convertible into Class B common stock. Under agreements put in place at the time of the Company's reorganization in 1993, and designed in part to ensure compliance with the foreign ownership limitations applicable to United States air carriers in light of the substantial stake in the Company then held by Air Canada, holders of Class A common stock (other than Air Canada) are not currently permitted under the Company's Certificate of Incorporation to convert their shares to Class B common stock. In recent periods, the market price of Class A common stock has generally been below the price of Class B common stock, which the Company believes is attributable in part to the reduced liquidity present in the trading market for Class A common stock. A number of Class A stockholders have requested that the Company provide for free convertibility of Class A common stock into Class B common stock, and in light of the reduction of Air Canada's equity stake, the Company has determined that the restriction is no longer necessary.

   The Company and Air Canada also expect to enter into discussions regarding modifications to the Company's existing "synergy" agreements with Air Canada, covering items such as maintenance and ground facilities, with a view to resolving certain outstanding commercial issues under the agreements and otherwise modifying the agreements to reflect Continental's and Air Canada's current needs. Subject to certain conditions, the Company also expects to enter into an agreement with Air Partners for the sale by Air Partners to the Company of up to $50 million in intrinsic value (then-current Class B common stock price minus exercise price) of Air Partners' Class B warrants. Upon execution of the agreement, the Company will reclassify $50 million from common equity to a classification similar to redeemable preferred stock.

   Because certain aspects of the Agreements raised issues under the change in control provisions of certain of the Company's employment agreements and employee benefit plans, these agreements and plans are being modified to provide a revised change of control definition that the Company believes is appropriate in light of the prospective changes to its equity ownership structure. In connection with the modifications, payments are being made to certain employees, benefits are being granted to certain employees and options equal to 10% of the amount of the options previously granted to each optionee are being granted (subject to certain conditions) to substantially all employees holding outstanding options.

   Certain of the Proposed Amendments and employee benefit actions are subject to stockholder approval at the annual meeting of
   stockholders scheduled for June 26, 1996.   Air Canada and Air
   Partners (who will, as of the record date, April 30, 1996, own shares constituting approximately 56% of the overall voting power of the Company) have agreed to vote their shares in favor of these proposals. A majority vote of stockholders is required to approve the employee benefit matters; a two-thirds vote is required to approve the Proposed Amendments.

   Following the anticipated sale of Air Canada's Class B common stock in the secondary offering (and exercise of the underwriters' overallotment option) and the conversion of all its Class A common stock to Class B common stock, Air Canada is expected to own approximately 4.0% of the voting power and 10.1% of the equity of the Company and Air Partners to own approximately 39.4% of the voting power and 9.9% of the equity of the Company (assuming no exercise of the warrants held by Air Partners).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        11.1  Statement Regarding Computation of Per Share Earnings

        27.1  Financial Data Schedule.

   (b)  Reports on Form 8-K:

         (i) Report dated January 31, 1996 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced the completion of a private placement of $489 million of pass through certificates.

        (ii) Report dated March 26, 1996 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced the closing of an offering of $230 million of 6 3/4% convertible subordinated notes due April 15, 2006.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  April 22, 1996   by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Senior Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  April 22, 1996        /s/ Michael P. Bonds
                             Michael P. Bonds
                             Staff Vice President and Controller
                             (Principal Accounting Officer)