Form 10-Q
period 1996-06-30
CONTINENTAL AIRLINES INC /DE/
filed 1996-08-01
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

As of July 19, 1996, 9,280,000 shares of Class A common stock and
46,636,026 shares of Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)


                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1996      1995      1996      1995
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $1,519     $1,355   $2,894     $2,595
 Cargo, mail and other .     120        123      234        292
                           1,639      1,478    3,128      2,887

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     378        357      742        723
 Aircraft fuel . . . . .     180        168      357        337
 Aircraft rentals. . . .     127        124      251        247
 Commissions . . . . . .     137        131      263        250
 Maintenance, materials
  and repairs. . . . . .     119        101      231        198
 Other rentals and
  landing fees . . . . .      85         93      169        185
 Depreciation and
  amortization . . . . .      67         65      132        129
 Other . . . . . . . . .     317        330      634        680
                           1,410      1,369    2,779      2,749

Operating Income . . . .     229        109      349        138

Nonoperating Income
 (Expense):
 Interest expense. . . .     (42)       (56)     (89)      (110)
 Interest capitalized. .       -          3        1          4
 Interest income . . . .      10          8       19         13
 Other, net. . . . . . .       9        117       21        108
                             (23)        72      (48)        15

Income before Income
 Taxes and Minority
 Interest. . . . . . . .     206        181      301        153

Income Tax Provision . .     (32)       (78)     (33)       (78)




                                         (continued on next page)


                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)


                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1996      1995      1996      1995
                              (Unaudited)         (Unaudited)
Income before Minority
 Interest. . . . . . . .  $  174     $  103   $  268     $   75

Minority Interest. . . .      (1)        (1)      (2)        (3)

Distributions on
 Preferred Securities
 of Trust. . . . . . . .      (6)         -      (11)         -

Net Income . . . . . . .     167        102      255         72

Preferred Dividend
 Requirements and
 Accretion to
 Liquidation Value . . .      (1)        (2)      (2)        (3)

Income Applicable to
 Common Shares . . . . .  $  166     $  100   $  253     $   69

Earnings per Common
 and Common Equivalent
 Share . . . . . . . . .  $ 2.53     $ 1.51   $ 3.90     $ 1.15

Earnings per Common
 Share Assuming Full
 Dilution. . . . . . . .  $ 2.04     $ 1.49   $ 3.25     $ 1.10

















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           June 30,   December 31,
          ASSETS                             1996         1995
                                          (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $104 and $144, respectively . . . . .  $  825      $  747
 Accounts receivable, net. . . . . . . . .     461         351
 Spare parts and supplies, net . . . . . .     162         127
 Prepayments and other . . . . . . . . . .      79          90
  Total current assets . . . . . . . . . .   1,527       1,315

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   1,115       1,107
  Other. . . . . . . . . . . . . . . . . .     297         288
                                             1,412       1,395
  Less:  Accumulated depreciation. . . . .     333         285
                                             1,079       1,110

Purchase deposits for flight equipment          59          48

Capital leases:
 Flight equipment. . . . . . . . . . . . .     410         394
 Other . . . . . . . . . . . . . . . . . .      29          28
                                               439         422
 Less:  Accumulated amortization . . . . .     141         119
                                               298         303
  Total property and equipment . . . . . .   1,436       1,461

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,502       1,531
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .     244         251
 Investments . . . . . . . . . . . . . . .     135         163
 Other assets, net . . . . . . . . . . . .     106         100

  Total other assets . . . . . . . . . . .   1,987       2,045

   Total Assets. . . . . . . . . . . . . .  $4,950      $4,821






                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           June 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1996         1995
                                          (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  180      $  163
 Current maturities of capital leases. . .      60          58
 Accounts payable. . . . . . . . . . . . .     596         617
 Air traffic liability . . . . . . . . . .     762         579
 Accrued payroll and pensions. . . . . . .     193         181
 Accrued other liabilities . . . . . . . .     317         386
  Total current liabilities. . . . . . . .   2,108       1,984

Long-Term Debt . . . . . . . . . . . . . .   1,163       1,352

Capital Leases . . . . . . . . . . . . . .     272         306

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .      71          46
 Deferred credit - aircraft operating
  leases . . . . . . . . . . . . . . . . .      83          97
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .     142         175
 Other . . . . . . . . . . . . . . . . . .     244         246
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     540         564

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . .      28          27

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated Debentures (A) .     242         242

Redeemable Warrants. . . . . . . . . . . .      50           -

Redeemable Preferred Stock (aggregate
 redemption value - $43 and $41,
 respectively) . . . . . . . . . . . . . .      43          41






                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           June 30,   December 31,
                                             1996         1995
                                          (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  9,280,000 and 12,602,112 shares
  issued and outstanding,
  respectively . . . . . . . . . . . . . .  $    -      $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  46,631,326 and 42,856,548 shares
  issued and outstanding, respectively . .       -           -
 Additional paid-in capital  . . . . . . .     686         733
 Accumulated deficit . . . . . . . . . . .    (173)       (428)
 Unvested portion of restricted stock. . .      (7)        (10)
 Additional minimum pension liability. . .      (8)         (8)
 Unrealized gain on marketable
  equity securities. . . . . . . . . . . .       6          18
  Total common stockholders' equity. . . .     504         305
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $4,950      $4,821

















(A) The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $250 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020. Upon repayment, the Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust will be mandatorily redeemed.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)

                                             Six Months
                                           Ended June 30,
                                          1996        1995
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . .  $395        $166

Cash Flows from Investing Activities:
 Proceeds from sale of America West
  stock and warrants . . . . . . . . . .    32           -
 Proceeds from disposition of property,
  equipment and other assets . . . . . .     4           4
 Proceeds from sale/leaseback
  transaction. . . . . . . . . . . . . .    12           -
 Capital expenditures, net of returned
  purchase deposits in 1995. . . . . . .   (96)        (41)
 Purchase deposits refunded in
  connection with aircraft delivered . .    12          46
 Proceeds from System One transactions .     -          40
  Net cash provided (used) by
   investing activities. . . . . . . . .   (36)         49

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .   241           8
 Payments on long-term debt and
  capital lease obligations. . . . . . .  (516)       (119)
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .     5           2
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .   (11)          -
  Net cash used by financing activities.  (281)       (109)

Net Increase in Cash and
 Cash Equivalents. . . . . . . . . . . .    78         106

Cash and Cash Equivalents - Beginning
 of Period . . . . . . . . . . . . . . .   747         396

Cash and Cash Equivalents - End of
 Period. . . . . . . . . . . . . . . . .  $825        $502






                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)


                                            Six Months
                                           Ended June 30,
                                          1996        1995
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . .  $ 85        $ 97
 Income taxes paid . . . . . . . . . . .  $  1        $  4

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . .  $ 41        $  9
 Reclassification of accrued rent,
  capital leases and interest to
  long-term debt . . . . . . . . . . . .  $ 10        $ 30
 Capital lease obligations incurred. . .  $  2        $  9
 Financed purchase deposits for
  flight equipment . . . . . . . . . . .  $ 13        $  5
 Return of financed purchase deposits. .  $  -        $ 10
 Reclassification of accrued
  management fees to long-term debt. . .  $  -        $ 21
 Investment in Amadeus . . . . . . . . .  $  -        $120
 Reduction of debt in connection with
  System One transactions. . . . . . . .  $  -        $ 42























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K, as amended, for the year ended December 31, 1995.

NOTE 1 - STOCK SPLIT

On June 26, 1996, the Board of Directors of the Company declared a two-for-one stock split (the "Stock Split") pursuant to which (a) one share of the Company's Class A common stock, par value $.01 per share ("Class A common stock"), was issued for each share of Class A common stock outstanding on July 2, 1996 (the "Record Date") and
(b) one share of the Company's Class B common stock, par value $.01 per share ("Class B common stock"), was issued for each share of Class B common stock outstanding on the Record Date. Shares issuable pursuant to the Stock Split were distributed on or about July 16, 1996. All share and earnings per share information for prior periods has been adjusted for the Stock Split.

NOTE 2 - EARNINGS PER SHARE

The earnings per common share computations are based upon earnings applicable to common shares and the average number of shares of common stock, common stock equivalents (stock options, warrants and restricted stock) and potentially dilutive securities (e.g., convertible securities) outstanding, as adjusted for the Stock Split. The number of shares used in the primary earnings per share computations for the three and six months ended June 30, 1996 was 65,621,986 and 64,845,570, respectively. The number of shares used in the fully diluted earnings per share computations for the three and six months ended June 30, 1996 was 83,972,375 and 81,299,724, respectively. The number of shares used in both the primary and fully diluted earnings per share computations for the three and six months ended June 30, 1995 was 70,029,394 and 69,964,776, respectively. Preferred stock dividend requirements, including additional dividends on unpaid dividends and accretion to redemption value, decreased net income for this computation by approximately $1 million and $2 million for the three and six months ended June 30, 1996, respectively, and $2 million and $3 million for the three and six months ended June 30, 1995, respectively.

NOTE 3 - INCOME TAXES

Income taxes for the three and six months ended June 30, 1996 are provided at the estimated effective tax rate, which differs from the federal statutory rate of 35%, primarily due to net operating losses ("NOLs") for which a tax benefit had not previously been recorded, state and foreign income taxes and the effect of certain expenses that are not deductible for income tax purposes. Continental recognized the remainder of its previously unbenefitted post reorganization NOLs during the second quarter of 1996. A provision for taxes was recorded for the three and six months ended June 30, 1995 related to the System One Information Management, Inc. ("System One") transactions. No additional provision was recorded since the Company had incurred NOLs for which a tax benefit had not previously been recorded.

At December 31, 1995, the Company had NOL carryforwards of $2.5 billion for federal income tax purposes (of which $1.2 billion are not subject to the limitations of Section 382 of the Internal Revenue Code ("Section 382")) that will expire from 1995 through 2009 and investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits could be limited.

For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to a portion of the NOLs. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company initially assumed $194 million of benefit attributable to such tax planning strategies. The Company consummated the System One transactions, which had the effect of realizing approximately $78 million of the built-in gains required to be realized, and currently intends to consummate one or more additional transactions. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the net deferred tax liability of up to $116 million would be charged to income in the period such determination was made. In the event the Company recognizes additional tax benefits related to NOLs and investment tax credit carryforwards attributable to the Company's predecessor, which include the accounts of Continental Airlines Holdings, Inc. and the pre-reorganized Company, those benefits would be applied to reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles to zero, and thereafter as an addition to paid-in capital.

NOTE 4 - OTHER

Financing Transactions

In the first and second quarters of 1996, the Company financed one owned aircraft and exercised its right under 22 existing leveraged aircraft leases to cause the owner/lessor's debt underlying these leases to be refinanced. In connection with these financings, the Company leased the aircraft through pass-through trusts ("Trusts") rather than directly from the equipment provider to reduce Continental's overall financing costs. The lower borrowing costs obtained in the refinancing allowed Continental's operating lease expense for the affected aircraft to be reduced by more than $17 million annually. In connection with the refinancing, Trusts were created to hold new non-recourse equipment notes (with the exception that equipment notes with respect to one owned aircraft were issued by Continental). The Trusts issued pass-through certificates representing interests in the equipment notes. Inasmuch as (i) the owner/lessor has a substantial investment in the aircraft, (ii) the pass-through certificates are secured by the aircraft and an assignment of the corresponding leases and lease rentals payable by Continental, and (iii) the pass-through certificates are not direct obligations of, or guaranteed by, Continental, the Trusts (and the corresponding debt and interest expense) are not included in the accompanying consolidated financial statements. Continental has both renewal options and fair market value purchase options under the related aircraft leases.

During January and February 1996, the Company repurchased or redeemed without prepayment penalty the remaining amount of its Series A convertible secured debentures for $125 million (including payment-in-kind interest of $7 million).

In March 1996, Continental issued $230 million of 6-3/4% convertible subordinated notes due April 15, 2006. The notes are convertible into Class B common stock at an initial conversion price of $30.195 per share (adjusted for the Stock Split). The notes are redeemable at the option of the Company on or after April 15, 1999, at specified redemption prices.

In March 1996, Continental repaid $257 million of secured indebtedness to General Electric Company and affiliates (collectively, "GE") (of which $47 million was required as a result of the convertible notes financing described above and the America West Airlines, Inc. ("America West") stock sale (discussed below) and $210 million was an optional prepayment), which eliminated certain restrictive covenants.

In March 1996, Continental Express, Inc. ("Express") entered into an agreement to acquire eight new ATR aircraft. As of July 1996, three of these aircraft have been delivered. These aircraft will be accounted for as operating leases when delivered. In conjunction with the acquisition, in 1996, the Company will return eight older ATR aircraft accounted for as capital leases.

Other

In February 1996, the Company sold approximately 1.4 million shares of its 1.8 million shares of America West common stock in an underwritten public offering realizing net proceeds of approximately $25 million and recognizing a gain of $12.5 million. In addition, in May 1996, the Company sold all of its 802,860 America West warrants held, realizing net proceeds of $7 million and recognizing a gain of $5 million. The gains are included in other nonoperating income. The Company now owns approximately 1.0% of the equity interest and 7.9% of the voting power of America West.

On June 26, 1996, the stockholders of the Company approved an amendment to the Company's 1994 Incentive Equity Plan (the "Incentive Plan") which increased the maximum number of shares of Class B common stock that may be issued under the Incentive Plan from 6,000,000 to 9,000,000 shares, in the aggregate, on a post-Stock Split basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

In May 1996, the Company entered into an agreement with Air Partners, L.P. ("Air Partners") for the sale by Air Partners to the Company from time to time, at Air Partners' election, for the one-year period beginning August 15, 1996, of up to an aggregate of $50 million in intrinsic value (based on the then-current Class B common stock price minus exercise price) of Air Partners' Class B warrants. The purchase price would be payable in cash. The Board of Directors has authorized the Company to publicly issue up to $50 million of Class B common stock in connection with any such purchase. In connection with this agreement, the Company has reclassified $50 million from common equity to redeemable warrants.

On May 14, 1996, Air Canada exchanged 1,661,056 shares of Class A common stock for 1,661,056 shares of Class B common stock (on a pre-Stock Split basis) pursuant to certain rights granted to it under the Company's Certificate of Incorporation.

See Item 5. "Other Information" for certain information with respect to changes in Air Partners' and Air Canada's beneficial ownership of the Company's common stock.

In connection with the Company's $320 million secured term loan financing (see Note 6), Continental Micronesia, Inc. ("CMI"), a 91%-owned subsidiary of Continental, paid its 9% minority interest holder, United Micronesia Development Association, Inc., a dividend of approximately $13 million.

NOTE 6 - SUBSEQUENT EVENTS

On July 2, 1996, the Company announced its plan to expand its gates and related facilities in Terminal B as well as planned improvements at Terminal C at Continental's Houston Intercontinental Airport hub. The expansion is expected to cost approximately $115 million, which the Company expects will be funded principally by the issuance of tax-exempt debt by the applicable municipal authority. In connection therewith, the Company expects to enter into long-term leases (or amendments to existing leases) with the applicable municipal authority containing rental payments sufficient to service the related tax-exempt debt.

On July 22, 1996, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. The loan was made in two tranches - a $180 million five-year amortizing term loan and a $140 million seven-year amortization extended loan. The loan is secured by the stock of CMI and substantially all of its unencumbered assets, consisting primarily of CMI's route authorities, and is guaranteed by Continental and Air Micronesia, Inc. ("AMI"), CMI's parent company.

CMI used the net proceeds of the financing to prepay $160 million in principal amount of indebtedness to GE and to pay transaction costs, and Continental used the $136 million in proceeds received by it as an indirect dividend from CMI, together with approximately $28 million in cash on hand, to prepay $164 million in principal amount of indebtedness to GE. In connection with the prepayment, Continental will take a $6 million after tax extraordinary charge to consolidated earnings relating to early extinguishment of debt in the third quarter of 1996.

The bank financing is expected to reduce interest expense by $6 million in the first year, based on current rates. The bank financing does not contain any restrictive covenants at the Continental parent level, and none of the assets of the parent company (other than its stock in AMI) is pledged in connection with the financing. Accordingly, this transaction frees up over $1 billion of collateral at Continental Airlines which was previously pledged under the terms of the GE debt agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995.

The following discussion may contain forward-looking statements.
In connection therewith, please see the risk factors set forth in the Company's Form 10-K, as amended, for the year ended December 31, 1995 and in the Company's registration statements filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, since December 31, 1995. The risk factors set forth on pages 6 through 9 of the Company's registration statement on Form S-3 (Registration No. 333-04601) are hereby incorporated by reference.

Comparison of Three Months Ended June 30, 1996 to Three Months
Ended June 30, 1995

The Company recorded consolidated net income of $167 million and $102 million for the three months ended June 30, 1996 and 1995, respectively. Continental's financial and operating performance improved significantly in the second quarter of 1996 compared to the second quarter of 1995, reflecting, among other things, continued implementation of the Company's strategic program to enhance the fundamentals of its operations, rationalize capacity (including the elimination of "Continental Lite" operations -- a network of short-haul, no-frills, low-fare flights), improve customer service and employee relations and strengthen Continental's balance sheet and liquidity. In addition, management believes that the Company benefitted significantly from the expiration of the aviation trust fund tax (the "ticket tax") on December 31, 1995, although the amount of any such benefit directly resulting from the expiration of the ticket tax cannot be precisely determined. Legislation is currently pending in the United States Congress which, if adopted, would reimpose a ticket tax for some period of time. Management believes that the reimposition of the ticket tax will have a negative impact on the Company, although the amount directly resulting from the reimposition of the ticket tax cannot be precisely determined.

A decrease in capacity of 0.2%, combined with a 2.6% increase in traffic, produced a 1.9 percentage point increase in load factor to 69.5%. This higher load factor, combined with an 8.3% increase in the average yield per revenue passenger mile, contributed to a 12.1% increase in passenger revenue to $1.5 billion.

Cargo, mail and other revenue decreased 2.4%, $3 million, in the three months ended June 30, 1996 as compared to the same period in the prior year, principally as a result of the System One transactions (which were effective April 27, 1995). This decrease was partially offset by an increase in other revenue primarily resulting from a wet lease agreement with Alitalia Linee Aeree Italiane S.p.a. ("Alitalia Airlines"), an increase in charter revenue related to military charters and an agreement with DHL International to operate a sorting and distribution hub.

Wages, salaries and related costs increased 5.9%, $21 million, during the quarter ended June 30, 1996 as compared to the same period in 1995, primarily due to an increase in employee profit sharing accruals and the payment of bonuses for on-time airline performance.

Aircraft fuel expense increased 7.1%, $12 million, in the three months ended June 30, 1996 as compared to the same period in the prior year. The average price per gallon increased 6.1% from
54.51 cents in the second quarter of 1995 to 57.81 cents in the second quarter of 1996. The Company realized $15 million of hedging gains in the second quarter of 1996.

Aircraft rentals increased 2.4%, $3 million, for the three months ended June 30, 1996 compared to the same period in 1995, primarily as a result of the delivery of new aircraft throughout 1996. Such increase was partially offset by retirements and groundings of certain leased aircraft.

Commissions expense increased 4.6%, $6 million, in the quarter ended June 30, 1996 as compared to the same period in the prior year, primarily due to increased passenger revenue, offset by a decrease in the percentage of commissionable revenue.

Maintenance, materials and repairs increased 17.8%, $18 million, during the quarter ended June 30, 1996 as compared to the same period in 1995, due principally to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Other rentals and landing fees decreased 8.6%, $8 million, for the three months ended June 30, 1996 compared to the same period in 1995, principally due to reduced facility rentals and landing fees resulting from capacity reductions.

Other operating expense decreased 3.9%, $13 million, in the three months ended June 30, 1996 as compared to the same period in the prior year, primarily as a result of the System One transactions (which were effective April 27, 1995) coupled with decreases in advertising expense and other miscellaneous expense.

Interest expense decreased 25.0%, $14 million, during the three months ended June 30, 1996 as compared to the same period in 1995, primarily due to principal reductions of long-term debt and capital lease obligations and the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

Interest income increased 25.0%, $2 million, in the second quarter of 1996 compared to the same period in the prior year, principally due to an increase in the average interest rate earned on investments coupled with an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the quarter ended June 30, 1996 included a $5 million gain related to the sale of the America West warrants, as well as foreign currency gains (primarily related to the Japanese yen). Other nonoperating income (expense) in the second quarter of 1995 consisted primarily of a pre-tax gain of $108 million from the System One transactions.

The income tax provision for the three months ended June 30, 1996 of $32 million consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company fully utilized previously unbenefitted post reorganization NOLs and began accruing income tax expense. A provision for federal income taxes was recorded for the three months ended June 30, 1995 related to the System One transactions. No additional provision was recorded due to the previously incurred NOLs for which a tax benefit had not previously been recorded.

Comparison of Six Months Ended June 30, 1996 to Six Months Ended
June 30, 1995

The Company recorded consolidated net income of $255 million and $72 million for the six months ended June 30, 1996 and 1995, respectively.

Implementation of the Company's route realignment and capacity rationalization initiatives reduced capacity by 4.7% in the first six months of 1996 as compared to the same period in 1995. This decrease in capacity, combined with a 2.3% increase in traffic, produced a 4.7 percentage point increase in load factor to 68.3%. This higher load factor, combined with a 7.9% increase in the average yield per revenue passenger mile, contributed to an 11.5% increase in passenger revenue to $2.9 billion despite the decreased capacity.

Cargo, mail and other revenue decreased 19.9%, $58 million, in the six months ended June 30, 1996 as compared to the same period in the prior year, principally as a result of the System One transactions (which were effective April 27, 1995). Partially offsetting such decrease was an increase in other revenue resulting from a wet lease agreement with Alitalia Airlines.

Wages, salaries and related costs increased 2.6%, $19 million, during the six months ended June 30, 1996 as compared to the same period in 1995, primarily due to an increase in employee profit sharing accruals and the payment of bonuses for on-time airline performance, offset by a reduction in the average number of full-time equivalent employees.

Aircraft fuel expense increased 5.9%, $20 million, in the six months ended June 30, 1996 as compared to the same period in the prior year. The average price per gallon increased 9.4% from
53.54 cents in the first six months of 1995 to 58.55 cents in the first six months of 1996. Such increase was offset in part by a 3.4% decrease in the quantity of jet fuel used from 612 million gallons in the first six months of 1995 to 591 million gallons in the first six months of 1996, principally reflecting capacity reductions and increased stage lengths. The Company realized $21 million of hedging gains in the six months ended June 30, 1996.

Commissions expense increased 5.2%, $13 million, in the six months ended June 30, 1996 as compared to the same period in the prior year, primarily due to increased passenger revenue, partially offset by a decrease in the percentage of commissionable revenue.

Maintenance, materials and repairs increased 16.7%, $33 million, during the six months ended June 30, 1996 as compared to the same period in 1995, principally due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Other rentals and landing fees decreased 8.6%, $16 million, for the six months ended June 30, 1996 compared to the same period in 1995, principally due to reduced facility rentals and landing fees resulting from capacity reductions.

Other operating expense decreased 6.8%, $46 million, in the six months ended June 30, 1996 as compared to the same period in the prior year, primarily as a result of the System One transactions (which were effective April 27, 1995) coupled with decreases in advertising expense and other miscellaneous expense.

Interest expense decreased 19.1%, $21 million, during the six months ended June 30, 1996 as compared to the same period in 1995, primarily due to principal reductions of long-term debt and capital lease obligations and the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

Interest income increased 46.2%, $6 million, in the first six months of 1996 compared to the same period in the prior year, principally due to an increase in the average interest rate earned on investments coupled with an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the six months ended June 30, 1996 included a $12.5 million gain related to the sale of approximately 1.4 million shares of America West common stock (19 cents and 15 cents per primary and fully diluted share, respectively), a $5 million gain related to the sale of the America West warrants, and foreign currency gains (primarily related to the Japanese yen). Other nonoperating income (expense) in the first six months of 1995 consisted of a pre-tax gain of $108 million from the System One transactions.

The income tax provision for the six months ended June 30, 1996 of $33 million consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company fully utilized previously unbenefitted post reorganization NOLs, and began accruing income tax expense. A provision for federal income taxes was recorded for the six months ended June 30, 1995 related to the System One transactions. No additional provision was recorded due to the previously incurred NOLs for which a tax benefit had not previously been recorded.

An analysis of statistical information for Continental's jet operations for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       June 30,        Increase/
                                   1996        1995     (Decrease)
Revenue passenger miles
 (millions) (a). . . . . . . . . .10,527      10,259       2.6 %
Available seat miles
 (millions) (b). . . . . . . . . .15,152      15,180      (0.2)%
Block hours (thousands) (c). . . .   279         270       3.3 %
Passenger load factor (d). . . . .  69.5%       67.6%      1.9  pts.
Breakeven passenger load
 factor (e). . . . . . . . . . . .  59.4%       62.5%     (3.1) pts.
Passenger revenue per available
 seat mile (cents) (f) . . . . . .  9.35        8.40      11.3 %
Total revenue per available
 seat mile (cents) (g) . . . . . . 10.23        9.18      11.4 %
Operating cost per available
 seat mile (cents) (h) . . . . . .  8.81        8.48       3.9 %
Operating cost per block hour  . .$4,782      $4,777       0.1 %
Average yield per revenue
 passenger mile (cents) (i). . . . 13.46       12.43       8.3 %
Average fare per revenue
 passenger . . . . . . . . . . . .$144.55    $130.66      10.6 %
Revenue passengers (thousands) . .  9,799      9,761       0.4 %
Average length of aircraft
 flight (miles). . . . . . . . . .   888         834       6.5 %
Average daily utilization of
 each aircraft (hours) (j) . . . .  9:48        9:19       5.2 %
Actual aircraft in fleet at
 end of period (k) . . . . . . . .   317         317         -

                                  Six Months Ended         Net
                                       June 30,        Increase/
                                   1996        1995     (Decrease)
Revenue passenger miles
 (millions) (a). . . . . . . . . .20,279      19,820       2.3 %
Available seat miles
 (millions) (b). . . . . . . . . .29,703      31,183      (4.7)%
Block hours (thousands) (c). . . .   549         551      (0.4)%
Passenger load factor (d). . . . .  68.3%       63.6%      4.7  pts.
Breakeven passenger load
 factor (e). . . . . . . . . . . .  60.2%       60.3%     (0.1) pts.
Passenger revenue per available
 seat mile (cents) (f) . . . . . .  9.13        7.87      16.0 %
Total revenue per available
 seat mile (cents) (g) . . . . . . 10.00        8.65      15.6 %
Operating cost per available
 seat mile (cents) (h) . . . . . .  8.86        8.18       8.3 %
Operating cost per block hour  . .$4,794      $4,639       3.3 %
Average yield per revenue
 passenger mile (cents) (i). . . . 13.37       12.39       7.9 %
Average fare per revenue
 passenger . . . . . . . . . . . .$143.59    $129.90      10.5 %
Revenue passengers (thousands) . .18,886      18,902      (0.1)%
Average length of aircraft
 flight (miles). . . . . . . . . .   882         818       7.8 %
Average daily utilization of
 each aircraft (hours) (j) . . . .  9:42        9:27       2.6 %
Actual aircraft in fleet at
 end of period (k) . . . . . . . .   317         317         -

(a)  The number of scheduled miles flown by revenue passengers.
(b) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(c) The number of hours an aircraft is operated in revenue service from gate-to-gate.
(d)  Revenue passenger miles divided by available seat miles.
(e) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
(f)  Passenger revenue divided by available seat miles.
(g)  Total revenue divided by available seat miles.
(h)  Operating expenses divided by available seat miles.
(i) The average revenue received for each mile a revenue passenger is carried.
(j) The average block hours flown per day in revenue service per aircraft.
(k)  1996 includes four all cargo 727 aircraft at CMI.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first half of 1996, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings. During January and February, Continental repurchased or redeemed without prepayment penalty the remaining amount of its Series A convertible secured debentures for $125 million (including payment-in-kind interest of $7 million).
In February, Continental sold approximately 1.4 of the 1.8 million shares it owned in America West, realizing net proceeds of approximately $25 million and recognizing a gain of approximately $12.5 million. In addition, in May, Continental sold all of its 802,860 America West warrants held, realizing proceeds of approximately $7 million and recognizing a gain of $5 million. On March 26, Continental issued $230 million of 6-3/4% convertible subordinated notes. The net proceeds from this offering and from the America West stock sale, as well as cash on hand, were used for the repayment of certain outstanding GE indebtedness totaling $257 million (of which $47 million was required as a result of the convertible notes financing and the America West stock sale and $210 million was an optional prepayment). In the first and second quarter, the Company financed one owned aircraft and exercised its right under 22 existing leveraged aircraft leases to cause the owner/lessor's debt underlying these leases to be refinanced. The lower borrowing costs obtained in the refinancing allowed Continental's operating lease expense for the affected aircraft to be reduced by more than $17 million annually. In July, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. Continental and CMI have used the net proceeds, together with available cash, to prepay approximately $324 million in principal amount of GE indebtedness. The bank financing is expected to reduce interest expense by $6 million in the first year, based on current rates. The bank financing does not contain any restrictive covenants at the Continental parent level, and none of the assets of the parent company (other than its stock in AMI) is pledged in connection with the financing. Accordingly, this transaction frees up over $1 billion of collateral at Continental Airlines which was previously pledged under the terms of the GE debt agreements. See Note 6.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.2 billion of taxable income following December 31, 1995. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The sale of the Company's common stock in a secondary offering (see Item 5. "Other Information") gave rise to an increase in percentage ownership by certain stockholders for this purpose. The Company believes that such percentage increase will not give rise to an ownership change under Section 382 as a result of the secondary offering. However, no assurance can be given that future transactions, whether within or outside the control of the Company, will not cause a change in ownership, thereby substantially limiting the potential utilization of the NOLs in a given future year. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock (including both common and preferred stock) at the time of the ownership change by the applicable long-term tax exempt rate (which is 5.78% for June
1996). Unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's NOL utilization would be limited to approximately $100 million per year.

At June 30, 1996, the Company had firm commitments with The Boeing Company ("Boeing") to take delivery of 43 new jet aircraft during the years 1997 through 2002 with an estimated aggregate cost of $2.6 billion. Subsequently, the Company amended the terms of its commitments with Boeing to take delivery of a total of 61 jet aircraft during the years 1997 through 2003 with options for an additional 23 aircraft. The estimated aggregate cost of these aircraft is $2.7 billion. These amendments changed the aircraft mix and timing of delivery of aircraft, in order to more closely match Continental's anticipated future aircraft needs. In addition, the Company took delivery of three Beech 1900-D aircraft in the second quarter of 1996 and an additional four such aircraft are scheduled to be delivered later in 1996. The Company currently anticipates that the firm financing commitments available to it with respect to its acquisition of new aircraft from Boeing and Beech Acceptance Corporation will be sufficient to fund all new aircraft deliveries scheduled during 1996, and that it will have remaining financing commitments from aircraft manufacturers of $676 million for jet aircraft deliveries beyond 1996. The Company has also entered into letters of intent with several outside parties to lease three DC10-30 aircraft and to purchase three DC10-30's. These six aircraft are expected to be delivered by mid-year 1997, and the Company expects to finance the aircraft to be purchased from available cash or from third party sources.

In addition, in March 1996, Express entered into an agreement to acquire eight new ATR aircraft that are expected to be placed into service during 1996. As of July 1996, three of these aircraft have been delivered. The aircraft will be accounted for as operating leases. In conjunction with the acquisition, in 1996, the Company will return eight older ATR aircraft accounted for as capital leases. Express is also in discussions with aircraft manufacturers regarding the leasing by Express of regional jet aircraft, which the Company anticipates would be accounted for as operating leases.

Continental expects its cash outlays for 1996 capital expenditures, exclusive of aircraft acquisitions, to aggregate $120 million primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the six months ended June 30, 1996, aggregated $55 million, exclusive of aircraft acquisitions.

The Company expects to fund its 1996 and future capital commitments through internally generated funds, together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

In July 1996, the Company announced its plan to expand its gates and related facilities in Terminal B as well as planned improvements at Terminal C at Continental's Houston Intercontinental Airport hub. The expansion is expected to cost approximately $115 million, which the Company expects will be funded principally by the issuance of tax-exempt debt by the applicable municipal authority. In connection therewith, the Company expects to enter into long-term leases (or amendments to existing leases) with the applicable municipal authority containing rental payments sufficient to service the related tax-exempt debt.

As of June 30, 1996, the Company had $825 million in cash and cash equivalents, compared to $747 million as of December 31, 1995. Net cash provided by operating activities increased $229 million during the six months ended June 30, 1996 compared to the same period in the prior year principally due to earnings improvement. Net cash used by investing activities for the six months ended June 30, 1996 compared to the same period in the prior year increased $85 million, primarily as a result of higher capital expenditures in 1996, slightly offset by proceeds received from the sale of (i) approximately 1.4 million shares of Continental's America West stock and (ii) all of Continental's America West warrants. Net cash used by financing activities increased $172 million primarily due to the repayment of long-term debt, using in part the proceeds received from the issuance of the 6-3/4% convertible subordinated notes.

Continental does not have general lines of credit and has significant encumbered assets.

Approximately $104 million and $144 million of cash and cash equivalents at June 30, 1996 and December 31, 1995, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. The $320 million financing consummated by CMI in July 1996 contains significant financial covenants relating to CMI, including maintenance of a minimum fixed charge coverage ratio, a minimum consolidated net worth and minimum liquidity, and covenants restricting CMI's leverage, its incurrence of certain indebtedness and its pledge of assets. The financial covenants also limit the ability of CMI to pay dividends to Continental.

The Company has entered into petroleum option contracts to provide some short-term protection against a sharp increase in jet fuel prices, and CMI has entered into average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar. The petroleum option contracts generally cover the Company's forecasted jet fuel needs for approximately six months, and the average rate option contracts cover a portion of CMI's yen-denominated ticket sales for the next three to nine months. At June 30, 1996, the Company had petroleum option contracts outstanding with an aggregate notional value of $324 million and CMI had average rate option contracts outstanding with a contract value of $109 million. At June 30, 1996, the carrying value of the option contracts was immaterial. The Company and CMI are exposed to credit loss in the event of nonperformance by the counterparties on the option contracts; however, management does not anticipate nonperformance by these counterparties. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

The International Association of Machinists and Aerospace Workers ("IAM") representing the Company's Continental Airlines unit flight attendants recently ratified a three and one-half year collective bargaining agreement providing for base wage increases in each year of the contract, a one-time adjustment to certain base wage scales as an equitable adjustment, an increase in per diem payments and other matters, including productivity improvements. In addition, effective July 1, 1996, Continental implemented pay increases for substantially all of its non-unionized employees as part of a three-year plan to increase base wages to be more comparable to industry wages. The Company anticipates that the pay increases for Continental's flight attendants and its non-unionized employees will result in a cumulative increase in wages, salaries and related costs (assuming no change in the Company's operations) of $137 million through 1999 (approximately $30 million through the remainder of 1996, $67 million through 1997, $107 million through 1998 and $137 million through 1999). In addition, under the Company's existing collective bargaining agreement with the union representing its jet pilots, those pilots received a 13.5% wage increase on July 1, 1996 and will receive a 5% wage increase on June 30, 1997. The Company anticipates that it will be able to offset a significant portion of these wage and other cost increases with increased labor productivity, reduced interest and lease expenses, reduced distribution costs and other cost savings.

Management also believes that the Company's costs are likely to be affected in 1996 by (i) higher aircraft rental expense as new aircraft are delivered, (ii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iii) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access,
(iv) changes in the Company's fleet and related capacity and
(v) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs with new aircraft, reduced distribution expense from using E-Ticket and the Internet for bookings and reduced interest expense.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On December 3, 1990, the Company owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four collateral pools moved in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline. Prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees, except for a claim of approximately $117 million for alleged market value decline of 29 aircraft and 81 spare engines in the fourth collateral pool. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The United States District Court for the District of Delaware (the "District Court") dismissed the appeals as moot, and the trustees appealed to the Third Circuit Court of Appeals (the "Third Circuit") seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. The Third Circuit affirmed the District Court's dismissal in February 1996, but subsequently granted a rehearing en banc on May 14, 1996. The Company is still awaiting a decision from the en banc rehearing by the Third Circuit. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES.

   On June 26, 1996, at the Company's annual meeting of stockholders (the "Annual Meeting"), the Company's stockholders approved changes proposed by the Company to its Certificate of Incorporation, which together with amendments to the Company's Bylaws previously approved by the Company's Board of Directors (collectively, the "Amendments"), generally eliminate special classes of directors (except for Air Partners' right to elect one-third of the directors in certain circumstances as described below) and supermajority provisions, and make a variety of other modifications aimed at streamlining the Company's corporate governance structure. The amendments to the Company's Certificate of Incorporation included elimination of Class C common stock, $.01 par value (the "Class C common stock"), of the Company as an authorized class of capital stock and changed the rights of holders of Class D common stock, $.01 par value (the "Class D common stock"), with respect to election of directors - holders of Class D common stock are now entitled to elect one-third of the directors. Pursuant to the Certificate of Incorporation, Class D common stock is solely issuable to Air Partners and certain of its affiliates. There is currently no Class D common stock outstanding. The Amendments, as a whole, reflect the reduction of Air Canada's equity interest in the Company and the decision of the former directors designated by Air Canada not to stand for reelection, along with the expiration of various provisions of the Company's Certificate of Incorporation and Bylaws specifically included at the time of the Company's reorganization in 1993.

   The Amendments also provide that, at any time after January 1, 1997, shares of Class A common stock will become freely convertible into an equal number of shares of Class B common stock. Under agreements put in place at the time of the Company's reorganization in 1993, and designed in part to ensure compliance with the foreign ownership limitations applicable to United States air carriers in light of the substantial stake in the Company then held by Air Canada, holders of Class A common stock were not permitted under the Company's Certificate of Incorporation to convert their shares to Class B common stock. In recent periods, the market price of Class A common stock has generally been below the market price of Class B common stock, which the Company believes is attributable in part to the reduced liquidity present in the trading market for Class A common stock. A number of Class A common stockholders requested that the Company provide for free convertibility of Class A common stock into Class B common stock, and in light of the reduction of Air Canada's equity stake, the Company determined that the restriction was no longer necessary. Any such conversion would effectively increase the relative voting power of those Class A common stockholders who do not convert.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Company's Annual Meeting of Stockholders was held on June
   26, 1996. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:

           Nominee                Votes For       Votes Withheld
   Thomas J. Barrack, Jr.         77,374,763         34,174
   Gordon M. Bethune              77,373,754         35,183
   David Bonderman                77,373,628         35,309
   Gregory D. Brenneman           77,373,665         35,272
   Patrick Foley                  77,373,812         35,125
   Douglas H. McCorkindale        77,373,812         35,125
   George G. C. Parker            77,373,691         35,246
   Richard W. Pogue               77,373,812         35,125
   William S. Price III           77,373,812         35,125
   Donald L. Sturm                77,373,812         35,125
   Karen Hastie Williams          77,373,812         35,125
   Charles A. Yamarone            77,374,025         34,912

   An amendment to the Company's 1994 Incentive Equity Plan (the "Incentive Plan") was proposed to (i) increase the number of shares of Class B common stock covered by the Incentive Plan by 3,000,000 shares (from 6,000,000 to 9,000,000 on a post-Stock
   Split basis) and (ii) amend the provisions of the Incentive Plan relating to a "Change in Control", and was voted on by the stockholders as follows:

                     Votes           Votes           Broker
   Votes For        Against        Abstaining       Non-Votes

   59,666,954      4,995,621        228,601         12,517,761

   A proposal to adopt the Executive Bonus Program to attract and retain key officers of the Company and to compensate such officers based on performance goals consisting of achievement of cumulative quarterly net income targets of the Company contained in the annual financial plan of the Company prior to and for the applicable fiscal year was voted on by the stockholders as follows:

                     Votes           Votes           Broker
   Votes For        Against        Abstaining       Non-Votes

   76,738,079        438,196        232,662            -0-

   A proposal to amend and restate the Company's Restated Certificate of Incorporation was proposed to (i) increase the total number of shares of Class B common stock authorized for issuance by 100 million shares, (ii) eliminate the 50 million shares of Class C common stock currently authorized for issuance, (iii) permit shares of Class A common stock to be converted into shares of Class B common stock, (iv) delete the requirement that the Board of Directors be comprised of 18 members, (v) delete the supermajority voting requirements, (vi) delete the requirement that the Board of Directors receive a "fairness opinion" from an independent investment banking firm when considering mergers or similar corporate transactions,
   (vii) delete anti-dilution rights held by Air Canada and provide appropriate adjustment of the purchase price relating to Air Partner's antidilution rights in the event of a stock split, stock dividend or similar transaction, and (viii) delete the prohibition on the issuance by the Company of any non-voting equity securities which was part of the Company's reorganization in 1993, was voted on by the stockholders as follows:

                     Votes           Votes           Broker
   Votes For        Against        Abstaining       Non-Votes

   64,418,204        257,205        215,767         12,517,761

   A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending
   December 31, 1996 was voted on by the stockholders as follows:

                     Votes           Votes           Broker
   Votes For        Against        Abstaining       Non-Votes

   77,352,170         30,828         25,939            -0-

ITEM 5. OTHER INFORMATION.

   On April 19, 1996, the Company's Board of Directors approved certain agreements (the "Agreements") with its two major stockholders, Air Canada and Air Partners. The Agreements contain a variety of arrangements intended generally to reflect the intention that Air Canada has expressed to the Company of divesting its investment in Continental by early 1997, subject to market conditions. Air Canada has indicated to the Company that its original investment in Continental has become less central to Air Canada in light of other initiatives it has undertaken - particularly expansion within Canada and exploitation of the 1995 Open Skies agreement to expand Air Canada's own flights into the U.S. Because of these initiatives, Air Canada has determined it appropriate to redeploy the funds invested in the Company into other uses in Air Canada's business. The Agreements also reflect the distribution by Air Partners, effective March 29, 1996, to its investors (the "AP Investors") of all of the shares of the Class B common stock held by Air Partners and the desire of some of the AP Investors to realize the increase in value of their investment in the Company by selling all or a portion of their shares of Class B common stock.

   Among other things, the Agreements required the Company to file a registration statement under the Securities Act of 1933 to permit the sale by Air Canada of 2,200,000 shares of Class B common stock held by it and by certain of the AP Investors of an aggregate of 1,730,240 such shares (on a pre-Stock Split basis) pursuant to an underwritten public offering arranged by the Company (the "Secondary Offering"). The Secondary Offering was completed on May 14, 1996. The Agreements provided for the following additional steps to be taken in connection with the completion of the Secondary Offering:

   	 in light of its reduced equity stake in the Company, Air Canada was no longer entitled to designate nominees to the Board of Directors of the Company, caused the four then-present or former members of the Air Canada board who served as directors of Continental to decline nomination for reelection as directors and converted all of its Class A common stock to Class B common stock;

   	 Air Canada and Air Partners entered into a number of agreements restricting, prior to December 16, 1996, further disposition of the common stock of the Company held by either of them; and

   	 each of the existing stockholders' agreement and registration rights agreement among the parties were modified in a number of respects to reflect, among other matters, the changing composition of the respective equity interests of the parties.

   After such sale and the conversion by Air Canada of its Class A common stock into Class B common stock, Air Canada holds approximately 10.0% of the common equity interests and 4.0% of the general voting power of the Company, and Air Partners holds approximately 9.8% of the common equity interests and 39.4% of the general voting power of the Company. If all of the warrants held by Air Partners were exercised, approximately 23.3% of the common equity interests and 52.1% of the general voting power would be held by Air Partners.

   The Company and Air Canada also entered into a memorandum of understanding regarding modifications to the Company's existing "synergy" agreements with Air Canada, which covered items such as maintenance and ground facilities, and resolved certain outstanding commercial issues under the agreements and modified the agreements to reflect Continental's and Air Canada's current needs.

   In May 1996, the Company entered into an agreement with Air Partners for the sale by Air Partners to the Company from time to time at Air Partners' election for the one-year period beginning August 15, 1996, of up to an aggregate of $50 million in intrinsic value (then-current Class B common stock price minus exercise price) of Air Partners' Class B warrants. The purchase price would be payable in cash. The Board of Directors has authorized the Company to publicly issue up to $50 million of Class B common stock in connection with any such purchase.
   In connection with this agreement, the Company has reclassified $50 million from common equity to redeemable warrants.

   Because certain aspects of the Agreements raised issues under the change in control provisions of certain of the Company's employment agreements and employee benefit plans, these agreements and plans were modified to provide a revised change of control definition that the Company believes is appropriate in light of the changes to its equity ownership structure. In connection with the modifications, payments were made to certain employees, benefits were granted to certain employees and options equal to 10% of the amount of the options previously granted to each optionee were granted (subject to certain conditions) to substantially all employees holding outstanding options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

         3.1 Amended and Restated Certificate of Incorporation of the Company -- incorporated by reference to
                 Exhibit 4.1(a) to Continental's Form S-8
                 Registration Statement (No. 333-06993) (the "1996
                 S-8").

         3.2 By-Laws of the Company -- incorporated by reference to Exhibit 4.2 to the 1996 S-8.

         4.1 Amendment to Stockholders' Agreement dated April 19, 1996 among the Company, Air Partners and Air Canada -- incorporated by reference to Exhibit
                 10.1 to Continental's Form S-3 Registration
                 Statement (No. 333-02701) (the "1996 S-3").

         4.2     Amended and Restated Registration Rights
                 Agreement dated April 19, 1996 among the Company, Air Partners and Air Canada -- incorporated by reference to Exhibit 10.2 to the 1996 S-3.

        10.1* Amended and restated employment agreement between the Company and Gordon M. Bethune. (1)

        10.2* Amended and restated employment agreement between the Company and Gregory D. Brenneman. (1)

        10.3* Amended and restated employment agreement between the Company and Lawrence W. Kellner. (1)

        10.4* Form of amendment to employment agreement between the Company and Lawrence W. Kellner, C. D. McLean and Barry P. Simon. (1)

        10.5*    Second Amendment to Continental Airlines, Inc.
                 1994 Incentive Equity Plan -- incorporated by reference to Exhibit 4.3(c) to the 1996 S-8.

        10.6 Supplemental Agreement No. 6 to Purchase Agreement No. 1783 between the Company and Boeing, dated June 13, 1996, relating to the purchase of Boeing 757-224 aircraft. (2)

        10.6(a) Supplemental Agreement No. 7 to Purchase Agreement No. 1783 between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 757-224 aircraft. (2)

        10.7 Supplemental Agreement No. 4 to Purchase Agreement No. 1785 between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 777-224 aircraft. (2)

        10.8 Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737-724 and 737-824 aircraft.
                 (2)

        11.1     Statement Regarding Computation of Per Share
                 Earnings

        27.1     Financial Data Schedule.

   (b)  Reports on Form 8-K:

          (i) Report dated May 7, 1996, reporting an Item 5. "Other Event". No financial statements were filed with the report which announced the filing of a preliminary proxy statement with the Securities and Exchange Commission.

         (ii) Report dated June 27, 1996 reporting an Item 5. "Other Event". No financial statements were filed with the report which announced the filing of a definitive proxy statement with the Securities and Exchange Commission and that the Company's Board of Directors had approved a two-for-one stock split, payable on July 16, 1996 to holders of record of its Class B common stock and Class A common stock on July 2, 1996.


        __________

        *These exhibits relate to management contracts or compensatory plans or arrangements.

        (1)  Filed herewith.
        (2) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  August 1, 1996   by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Senior Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  August 1, 1996        /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)