Form 10-Q
period 1996-09-30
CONTINENTAL AIRLINES INC /DE/
filed 1996-10-21
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

As of October 11, 1996, 9,280,000 shares of Class A common stock and 46,771,324 shares of Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)


                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1996      1995      1996      1995
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $1,546     $1,402   $4,440     $3,997
 Cargo, mail and other .     125        113      359        405
                           1,671      1,515    4,799      4,402

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     397        356    1,139      1,079
 Aircraft fuel . . . . .     201        171      558        508
 Commissions . . . . . .     135        126      398        376
 Aircraft rentals. . . .     128        122      379        370
 Maintenance, materials
  and repairs. . . . . .     118        119      349        317
 Other rentals and
  landing fees . . . . .      89         87      258        271
 Depreciation and
  amortization . . . . .      63         63      195        192
 Nonrecurring charge . .     128          -      128          -
 Other . . . . . . . . .     335        318      969        998
                           1,594      1,362    4,373      4,111

Operating Income . . . .      77        153      426        291

Nonoperating Income
 (Expense):
 Interest expense. . . .     (40)       (52)    (129)      (162)
 Interest capitalized. .       1          1        2          5
 Interest income . . . .      11          9       30         22
 Other, net. . . . . . .      (2)         2       19        110
                             (30)       (40)     (78)       (25)

Income before Income
 Taxes, Minority
 Interest and
 Extraordinary Loss. . .      47        113      348        266

Income Tax Provision . .     (18)         -      (57)       (78)



                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1996      1995      1996      1995
                              (Unaudited)         (Unaudited)
Income before Minority
 Interest and
 Extraordinary Loss. . .  $   29     $  113   $  291     $  188

Minority Interest. . . .      (1)        (2)      (3)        (5)

Distributions on
 Preferred Securities
 of Trust, net of
 applicable income
 taxes of $2 and $7,
 respectively. . . . . .      (4)         -      (10)         -

Income before
 Extraordinary Loss. . .      24        111      278        183

Extraordinary Loss,
 net of applicable
 income taxes of $4. . .      (6)         -       (6)         -

Net Income . . . . . . .      18        111      272        183

Preferred Dividend
 Requirements and
 Accretion to
 Liquidation Value . . .      (1)        (5)      (3)        (8)

Income Applicable to
 Common Shares . . . . .  $   17     $  106   $  269     $  175

Earnings per Common and
 Common Equivalent Share:
  Income Before
   Extraordinary Loss. .   $0.35      $1.54    $4.26      $2.93
  Extraordinary Loss,
   net of tax. . . . . .   (0.10)         -    (0.10)         -
  Net Income . . . . . .   $0.25      $1.54    $4.16      $2.93

Earnings per Common
 Share Assuming
 Full Dilution:
  Income Before
   Extraordinary Loss. .   $0.34      $1.34    $3.58      $2.68
  Extraordinary Loss,
   net of tax. . . . . .   (0.09)         -    (0.08)         -
  Net Income . . . . . .   $0.25      $1.34    $3.50      $2.68
The accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                        September 30, December 31,
          ASSETS                            1996          1995
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $70 and $144, respectively. . . . . .  $  865      $  747
 Accounts receivable, net. . . . . . . . .     443         351
 Spare parts and supplies, net . . . . . .     114         127
 Prepayments and other . . . . . . . . . .      81          90
  Total current assets . . . . . . . . . .   1,503       1,315

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   1,140       1,107
  Other. . . . . . . . . . . . . . . . . .     317         288
                                             1,457       1,395
  Less:  Accumulated depreciation. . . . .     353         285
                                             1,104       1,110

 Purchase deposits for flight equipment. .     121          48

 Capital leases:
  Flight equipment . . . . . . . . . . . .     406         394
  Other. . . . . . . . . . . . . . . . . .      29          28
                                               435         422
 Less:  Accumulated amortization . . . . .     150         119
                                               285         303
  Total property and equipment . . . . . .   1,510       1,461

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,488       1,531
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .     240         251
 Investments . . . . . . . . . . . . . . .     131         163
 Other assets, net . . . . . . . . . . . .     111         100

  Total other assets . . . . . . . . . . .   1,970       2,045

   Total Assets. . . . . . . . . . . . . .  $4,983      $4,821







                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                        September 30, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        1996          1995
                                         (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  205      $  163
 Current maturities of capital leases. . .      62          58
 Accounts payable. . . . . . . . . . . . .     627         617
 Air traffic liability . . . . . . . . . .     765         579
 Accrued payroll and pensions. . . . . . .     159         181
 Accrued other liabilities . . . . . . . .     311         386
  Total current liabilities. . . . . . . .   2,129       1,984

Long-Term Debt . . . . . . . . . . . . . .   1,116       1,352

Capital Leases . . . . . . . . . . . . . .     275         306

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .      84          46
 Deferred credit - aircraft operating
  leases . . . . . . . . . . . . . . . . .      78          97
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .     187         175
 Other . . . . . . . . . . . . . . . . . .     244         246
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     593         564

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . .      16          27

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated Debentures (A) .     242         242

Redeemable Warrants. . . . . . . . . . . .      50           -

Redeemable Preferred Stock (aggregate
 redemption value - $45 and $41,
 respectively) . . . . . . . . . . . . . .      45          41







                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                        September 30, December 31,
                                            1996          1995
                                         (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  9,280,000 and 12,602,112 shares
  issued and outstanding,
  respectively . . . . . . . . . . . . . .  $    -      $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  46,771,324 and 42,856,548 shares
  issued and outstanding, respectively . .       -           -
 Additional paid-in capital  . . . . . . .     686         733
 Accumulated deficit . . . . . . . . . . .    (156)       (428)
 Unvested portion of restricted stock. . .      (6)        (10)
 Additional minimum pension liability. . .      (8)         (8)
 Unrealized gain on marketable
  equity securities. . . . . . . . . . . .       1          18
  Total common stockholders' equity. . . .     517         305
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $4,983      $4,821


















(A) The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $250 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020. Upon repayment, the Continental-
     Obligated Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust will be mandatorily redeemed.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)


                                            Nine Months
                                        Ended September 30,
                                          1996        1995
                                            (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . .  $611        $281

Cash Flows from Investing Activities:
 Proceeds from sale of America West
  stock and warrants . . . . . . . . . .    32           -
 Proceeds from disposition of property,
  equipment and other assets . . . . . .     6          13
 Proceeds from sale/leaseback
  transaction. . . . . . . . . . . . . .    12           -
 Capital expenditures, net of returned
  purchase deposits. . . . . . . . . . .  (195)        (63)
 Purchase deposits refunded in
  connection with aircraft delivered . .    12          97
 Proceeds from System One transactions .     -          40
  Net cash provided (used) by
   investing activities. . . . . . . . .  (133)         87

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .   553           8
 Payments on long-term debt and
  capital lease obligations. . . . . . .  (890)       (166)
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .     7          11
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .   (17)          -
 Dividend paid to minority interest
  holder in connection with secured
  term loan financing. . . . . . . . . .   (13)          -
 Purchase of warrants. . . . . . . . . .     -         (14)
  Net cash used by financing activities.  (360)       (161)

Net Increase in Cash and
 Cash Equivalents. . . . . . . . . . . .   118         207

Cash and Cash Equivalents - Beginning
 of Period . . . . . . . . . . . . . . .   747         396

Cash and Cash Equivalents - End of
 Period. . . . . . . . . . . . . . . . .  $865        $603




                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)


                                            Nine Months
                                        Ended September 30,
                                          1996        1995
                                           (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . .  $120        $136
 Income taxes paid . . . . . . . . . . .  $  1        $  9

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . .  $ 54        $ 21
 Reclassification of accrued rent,
  capital leases and interest to
  long-term debt . . . . . . . . . . . .  $ 11        $ 42
 Capital lease obligations incurred. . .  $ 27        $  9
 Financed purchase deposits for
  flight equipment . . . . . . . . . . .  $ 17        $  5
 Return of financed purchase deposits. .  $  -        $ 10
 Reclassification of accrued
  management fees to long-term debt. . .  $  -        $ 21
 Investment in AMADEUS . . . . . . . . .  $  -        $120
 Reduction of debt in connection with
  System One transactions. . . . . . . .  $  -        $ 42
 Issuance of debt in connection with
  purchase of Air Canada warrants. . . .  $  -        $ 42
 Issuance of convertible secured
  debentures in connection with the
  aircraft settlements . . . . . . . . .  $  -        $158
 Conversion of preferred stock into
  long-term debt . . . . . . . . . . . .  $  -        $ 21

















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K, as amended, for the year ended December 31, 1995.

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

NOTE 2 - EARNINGS PER SHARE

The earnings per common share computations are based upon income applicable to common shares and the average number of shares of common stock, common stock equivalents (e.g., stock options, warrants and restricted stock) and potentially dilutive securities (e.g., convertible securities) outstanding, as adjusted for the Stock Split. The number of shares used in the primary earnings per share computations (before and after the extraordinary loss) for the three and nine months ended September 30, 1996 was 64,532,717 and 64,741,285, respectively. The number of shares used in the fully diluted earnings per share computations before the extraordinary loss for the three and nine months ended September 30, 1996 was 82,482,792 and 81,694,080, respectively. The number of shares used in the fully diluted earnings per share computations after the extraordinary loss for the three and nine months ended September 30, 1996 was 64,532,717 and 81,694,080, respectively.
The number of shares used in the primary earnings per share computations for the three and nine months ended September 30, 1995 was 70,732,930 and 64,514,176, respectively. The number of shares used in the fully diluted earnings per share computations for the three and nine months ended September 30, 1995 was 81,939,622 and 68,249,740, respectively. Preferred stock dividend requirements decreased net income for these computations by $1 million and $3 million for the three and nine months ended September 30, 1996, respectively. In 1995, preferred stock dividend requirements, including accretion to redemption value and the accelerated accretion on the redeemed Series A 8% Cumulative Preferred Stock caused by the exchange of such preferred stock for debt on September 29, 1995 decreased net income for these computations by $5 million and $8 million for the three and nine months ended September 30, 1995, respectively.

NOTE 3 - OPTION CONTRACTS

The Company has entered into petroleum option contracts to provide some short-term protection against a sharp increase in jet fuel prices, and the Company's 91%-owned subsidiary, Continental Micronesia, Inc. ("CMI"), has entered into average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar. The petroleum option contracts generally cover the Company's forecasted jet fuel needs for approximately six months, and the average rate option contracts cover a portion of CMI's yen-denominated ticket sales for the next six to nine months. At September 30, 1996, the Company had petroleum option contracts outstanding with an aggregate notional value of $226 million and CMI had average rate option contracts outstanding with a contract value of $114 million. At September 30, 1996, the carrying value of the option contracts was immaterial. For the three and nine months ended September 30, 1996, the Company recognized fuel hedging gains totaling $16 million and $37 million, respectively.

The Company and CMI are exposed to credit loss in the event of nonperformance by the counterparties on the option contracts; however, management does not anticipate nonperformance by these counterparties. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

NOTE 4 - NONRECURRING CHARGES

During the third quarter of 1996, the Company made the decision to accelerate the replacement of 30 DC-9-30 aircraft, six DC-10-10 aircraft, 31 727-200 aircraft, 13 737-100 aircraft and 17 737-200 aircraft between August 1997 and December 1999. In connection with this decision, the Company placed two new aircraft orders with The Boeing Company ("Boeing"). As a result of its decision to accelerate the replacement of these aircraft, the Company recorded a nonrecurring charge of $128 million. The nonrecurring charge relates primarily to (i) the writedown of Stage 2 aircraft inventory, which is not expected to be consumed through operations, to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms. The majority of the aircraft are being accounted for as operating leases and therefore, the Company will continue to recognize rent expense on these aircraft through the respective dates they are removed from service. Cash outlays of approximately $54 million will be incurred in connection with costs associated with the return of the leased aircraft to the applicable lessors.

NOTE 5 - INCOME TAXES

Income taxes for the three and nine months ended September 30, 1996 are provided at the estimated effective tax rate. For the nine months ended September 30, 1996, the estimated effective tax rate differs from the federal statutory rate of 35%, primarily due to net operating losses ("NOLs") for which a tax benefit had not previously been recorded, and differs for the three months ended September 30, 1996 due to state and foreign income taxes and the effect of certain expenses that are not deductible for income tax purposes. Continental recognized the remainder of its previously unbenefitted post reorganization NOLs during the second quarter of 1996. A provision for income taxes was recorded in the second quarter of 1995 related to the System One Information Management, Inc. ("System One") transactions (see Note 6). No provision for income taxes was recorded for the three months ended September 30, 1995 and no additional provision was recorded for the nine months ended September 30, 1995 since the Company had incurred net operating losses for which a tax benefit had not previously been recorded.

At December 31, 1995, the Company had NOL carryforwards of $2.6 billion for federal income tax purposes (of which $1.3 billion are not subject to the limitations of Section 382 of the Internal Revenue Code ("Section 382")) that will expire from 1996 through 2009, and investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits could be limited.

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

NOTE 6 - OTHER

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

In March 1996, the Company's wholly owned subsidiary, Continental Express, Inc. ("Express"), entered into an agreement to acquire eight new ATR aircraft. As of September 1996, five of these aircraft had been delivered. These aircraft are being accounted for as operating leases. In conjunction with the acquisition, the Company is returning eight older ATR aircraft accounted for as capital leases. As of September 1996, four of these aircraft had been returned.

In July 1996, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. The loan was made in two tranches - a $180 million five-year amortizing term loan with a floating interest rate of LIBOR plus 175 basis points and a $140 million seven-year amortization extended loan with a floating interest rate of LIBOR plus 200 basis points. The loan is secured by the stock of CMI and substantially all of its unencumbered assets, consisting primarily of CMI's route authorities, and is guaranteed by Continental and Air Micronesia, Inc. ("AMI"), CMI's parent company.

CMI used the net proceeds of the financing to prepay $160 million in principal amount of indebtedness to GE and to pay transaction costs, and Continental used the $136 million in proceeds received by it as an indirect dividend from CMI, together with approximately $28 million in cash on hand, to prepay $164 million in principal amount of indebtedness to GE. In connection with the prepayment, Continental recorded a $6 million after tax extraordinary loss relating to early extinguishment of debt.

The bank financing is expected to reduce interest expense by $6 million in the first year, based on current rates. The bank financing does not contain any restrictive covenants at the Continental parent level, and none of the assets of the parent company (other than its stock in AMI) is pledged in connection with the financing. Accordingly, this transaction freed up over $1 billion of collateral at Continental Airlines which was previously pledged under the terms of the GE debt agreements.

Continental CRS Interests, Inc. ("Continental CRS")

Continental and its subsidiary, System One, entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets (including the travel agent subscriber base and travel-related information management products and services software), as well as certain liabilities of System One, were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS (which was formerly named System One and remains a wholly owned subsidiary of Continental), Electronic Data Systems Corporation ("EDS") and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. In addition to the one-third interest in LLC, Continental CRS received cash proceeds of $40 million and an equity interest in AMADEUS valued at $120 million, and outstanding indebtedness of $42 million of System One owed to EDS was extinguished. System One's revenues, included in cargo, mail and other revenue, and related net earnings are not material to the consolidated financial statements of Continental. In connection with these transactions, the Company recorded a pre-tax gain of $108 million, which amount was included in other nonoperating income (expense) in the accompanying consolidated statement of operations for the nine months ended September 30, 1995. The related tax provision totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million.

Commitments

In July 1996, the Company announced its plan to expand its gates and related facilities in Terminal B, as well as planned improve-ments at Terminal C, at Continental's Houston Intercontinental Airport hub. The expansion is expected to cost approximately $115 million, which the Company expects will be funded principally by the issuance of tax-exempt debt by the applicable municipal authority. In connection therewith, the Company expects to enter into long-term leases (or amendments to existing leases) with the applicable municipal authority containing rental payments sufficient to service the related tax-exempt debt.

In October 1996, Continental placed an order for 60 firm 737-500 and 737-600 aircraft. See Item 2. "Management's Discussion and
Analysis of Financial Condition and Results of Operations."

Other

In February 1996, the Company sold approximately 1.4 million shares of its 1.8 million shares of America West common stock in an underwritten public offering, realizing net proceeds of approximately $25 million and recognizing a gain of $12.5 million. In addition, in May 1996, the Company sold all of its 802,860 America West warrants held, realizing net proceeds of $7 million and recognizing a gain of $5 million. The gains are included in other nonoperating income. The Company currently owns approximately 1.0% of the equity interest and 7.9% of the voting power of America West.

On June 26, 1996, the stockholders of the Company approved an amendment to the Company's 1994 Incentive Equity Plan (as amended, the "Incentive Plan") which increased the maximum number of shares of Class B common stock that may be issued under the Incentive Plan from 6,000,000 to 9,000,000 shares, in the aggregate, on a post-Stock Split basis.

NOTE 7 - RELATED PARTY TRANSACTIONS

In May 1996, the Company entered into an agreement with Air Partners, L.P. ("Air Partners") for the sale by Air Partners to the Company from time to time, at Air Partners' election, for the one-year period beginning August 15, 1996, of up to an aggregate of $50 million in intrinsic value (the then-current Class B common stock price minus exercise price) of Air Partners' Class B warrants. The purchase price would be payable in cash. The Board of Directors has authorized the Company to publicly issue up to $50 million of Class B common stock in connection with any such purchase, and the Company has an effective registration statement covering such potential issuance. In connection with this agreement, the Company has reclassified $50 million from common equity to redeemable warrants.

On May 14, 1996, Air Canada exchanged 1,661,056 shares of Class A common stock for 1,661,056 shares of Class B common stock (on a pre-Stock Split basis) pursuant to certain rights granted to it under the Company's Certificate of Incorporation.

In connection with the Company's $320 million secured term loan financing (see Note 6), CMI paid its 9% minority interest holder, United Micronesia Development Association, Inc. ("UMDA"), a dividend of approximately $13 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

The following information contains forward looking statements. Numerous important factors, including those factors identified as Risk Factors filed as Exhibit 99.1 hereto and incorporated herein by reference, and the fact that the assumptions filed as Exhibit
99.2 hereto and incorporated herein by reference relating to certain of such forward looking statements could prove incorrect, could cause actual results to differ materially from those contained in such forward looking statements.

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

The Company recorded consolidated net income of $18 million and $111 million for the three months ended September 30, 1996 and 1995, respectively, including a $128 million nonrecurring charge ($77 million after taxes) and a $6 million after tax extraordinary loss in 1996. Excluding the nonrecurring charge, the Company recorded income before income taxes, minority interest and extraordinary loss of $175 million, an increase of 54.9%, $62 million, from the same period in the prior year. Continental's financial and operating performance improved significantly in the third quarter of 1996 compared to the third quarter of 1995, reflecting, among other things, continued implementation of the Company's strategic program to enhance the fundamentals of its operations, rationalize capacity, improve customer service and employee relations and strengthen Continental's balance sheet and liquidity. Management believes that the Company benefitted significantly from the expiration of the aviation trust fund tax (the "ticket tax") on December 31, 1995, although the amount of any such benefit directly resulting from the expiration of the ticket tax cannot be precisely determined. The ticket tax was reimposed on August 27, 1996, and is again scheduled to expire on December 31, 1996. Management believes that the reimposition of the ticket tax has a negative impact on the Company, although the amount of such negative impact directly resulting from the reimposition of the ticket tax cannot be precisely determined.

Passenger revenue increased 10.3%, $144 million, during the quarter ended September 30, 1996 as compared to the same period in 1995, primarily due to a 5.1% increase in revenue passenger miles and a 4.2% increase in the average yield per revenue passenger mile. The Company's capacity increased 5.3% during the third quarter of 1996 as compared to the comparable period in 1995, primarily due to increased utilization of existing aircraft.

Cargo, mail and other revenue increased 10.6%, $12 million, in the three months ended September 30, 1996 as compared to the same period in the prior year, principally as a result of an agreement with DHL International to operate a sorting and distribution hub in Manila and an increase in charter revenue.

Wages, salaries and related costs increased 11.5%, $41 million, during the quarter ended September 30, 1996 as compared to the same period in 1995, primarily due to pay increases effective July 1, 1996 for Continental's jet pilots and all non-unionized employees, an increase in base wages and per diem payments for flight attendants resulting from the Company's recently ratified collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") representing Continental's flight attendants and additional costs associated with the Company's 5.3% increase in capacity over such period.

Aircraft fuel expense increased 17.5%, $30 million, in the three months ended September 30, 1996 as compared to the same period in the prior year. The average price per gallon, net of fuel hedging gains of $16 million, increased 9.5% from 54.88 cents in the third quarter of 1995 to 60.10 cents in the third quarter of 1996. In addition, there was a 6.3% increase in the quantity of jet fuel used from 303 million gallons in the third quarter of 1995 to 322 million gallons in the third quarter of 1996, principally reflecting increased capacity and stage lengths.

Commissions expense increased 7.1%, $9 million, in the quarter ended September 30, 1996 as compared to the same period in the prior year, primarily due to a 10.3% increase in passenger revenue, offset by a decrease in the percentage of commissionable revenue.

Aircraft rentals increased 4.9%, $6 million, for the three months ended September 30, 1996 compared to the same period in 1995, primarily as a result of the delivery of new aircraft throughout 1996. Such increase was partially offset by retirements of certain leased aircraft.

During the third quarter of 1996, the Company made the decision to accelerate the replacement of 30 DC-9-30 aircraft, six DC-10-10 aircraft, 31 727-200 aircraft, 13 737-100 aircraft and 17 737-200 aircraft between August 1997 and December 1999. In connection with this decision, the Company placed two new aircraft orders with Boeing. As a result of its decision to accelerate the replacement of these aircraft, the Company recorded a nonrecurring charge of $128 million. The nonrecurring charge relates primarily to (i) the writedown of Stage 2 aircraft inventory, which is not expected to be consumed through operations, to its estimated fair value; and
(ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.

Other operating expense increased 5.3%, $17 million, in the three months ended September 30, 1996 as compared to the same period in the prior year, due primarily to increases in aircraft servicing, passenger services and fuel tax. Increased passenger services are a result of a 6.5% increase in block hours, and a 2.9% increase in revenue passengers.

Interest expense decreased 23.1%, $12 million, during the three months ended September 30, 1996 as compared to the same period in 1995, primarily due to principal reductions of long-term debt and capital lease obligations and the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

The Company's other nonoperating income (expense) in the quarter ended September 30, 1996 includes a $5 million payment to settle certain litigation arising out of the Company's decision in 1995 to cap domestic travel agency commissions. In addition, foreign currency losses (primarily related to the Japanese yen) were included in other nonoperating income (expense). Other nonoperating income (expense) in the third quarter of 1995 included a $5 million charge which represented a waiver fee to a major creditor of the Company.

The income tax provision of $18 million for the three months ended September 30, 1996 consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company fully utilized previously unbenefitted post reorganization NOLs and began accruing income tax expense. No provision for federal income taxes was recorded for the three months ended September 30, 1995 as a result of the utilization of previously incurred NOLs for which a tax benefit had not previously been recorded.

In July 1996, an extraordinary loss of $6 million was recorded, net of $4 million income tax benefit, related to the early extinguishment of debt.

Comparison of Nine Months Ended September 30, 1996 to Nine Months
Ended September 30, 1995

The Company recorded consolidated net income of $272 million and $183 million for the nine months ended September 30, 1996 and 1995, respectively, including a $128 million nonrecurring charge ($77 million after taxes) and a $6 million after tax extraordinary loss in 1996. Continental's financial and operating performance improved significantly in the first nine months of 1996 compared to the first nine months of 1995, reflecting, among other things, continued implementation of the Company's strategic program to enhance the fundamentals of its operations, rationalize capacity, improve customer service and employee relations and strengthen its balance sheet and liquidity. Management believes that the Company benefitted significantly from the expiration of the ticket tax on December 31, 1995, although the amount of any such benefit directly resulting from the expiration of the ticket tax cannot be precisely determined. The ticket tax was reimposed on August 27, 1996, and is again scheduled to expire on December 31, 1996. Management believes that the reimposition of the ticket tax has a negative impact on the Company, although the amount of such negative impact directly resulting from the reimposition of the ticket tax cannot be precisely determined.

Implementation of the Company's route realignment and capacity rationalization initiatives reduced capacity by 1.5% in the first nine months of 1996 as compared to the same period in 1995. This decrease in capacity, combined with a 3.3% increase in traffic, produced a 3.1 percentage point increase in load factor to 68.9%. This higher load factor, combined with a 6.6% increase in the average yield per revenue passenger mile, contributed to an 11.1% increase in passenger revenue to $4.4 billion despite the decreased capacity.

Cargo, mail and other revenue decreased 11.4%, $46 million, in the nine months ended September 30, 1996 as compared to the same period in the prior year, primarily as a result of the System One transactions (which were effective April 27, 1995). Partially offsetting such decrease was an increase in other revenue resulting from a wet lease agreement with Alitalia Airlines, an agreement with DHL International to operate a sorting and distribution hub in Manila and an increase in revenue related to military charters.

Wages, salaries and related costs increased 5.6%, $60 million, during the nine months ended September 30, 1996 as compared to the same period in 1995. The increase is attributable to pay increases effective July 1, 1996 for Continental's jet pilots and all non-unionized employees and an increase in base wages and per diem payments for flight attendants resulting from the Company's collective bargaining agreement with the IAM representing Continental's flight attendants. In addition, there were increases in employee profit sharing accruals and the payment of bonuses for on-time airline performance.

Aircraft fuel expense increased 9.8%, $50 million, in the nine months ended September 30, 1996 as compared to the same period in the prior year. The average price per gallon, net of fuel hedging gains of $37 million, increased 9.5% from 53.98 cents in the first nine months of 1995 to 59.09 cents in the first nine months of 1996.

Commissions expense increased 5.9%, $22 million, in the nine months ended September 30, 1996 as compared to the same period in the prior year, primarily due to an 11.1% increase in passenger revenue, partially offset by a decrease in the percentage of commissionable revenue.

Maintenance, materials and repairs increased 10.1%, $32 million, during the nine months ended September 30, 1996 as compared to the same period in 1995, principally due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Other rentals and landing fees decreased 4.8%, $13 million, for the nine months ended September 30, 1996 compared to the same period in 1995, principally due to reduced facility rentals and landing fees resulting from capacity reductions.

During the third quarter of 1996, the Company made the decision to accelerate the replacement of 30 DC-9-30 aircraft, six DC-10-10 aircraft, 31 727-200 aircraft, 13 737-100 aircraft and 17 737-200 aircraft between August 1997 and December 1999. In connection with this decision, the Company placed two new aircraft orders with Boeing. As a result of its decision to accelerate the replacement of these aircraft, the Company recorded a nonrecurring charge of $128 million. The nonrecurring charge relates primarily to (i) the writedown of Stage 2 aircraft inventory, which is not expected to be consumed through operations, to its estimated fair value; and
(ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.

Other operating expense decreased 2.9%, $29 million, in the nine months ended September 30, 1996 as compared to the same period in the prior year, primarily as a result of the System One transactions (which were effective April 27, 1995) and a decrease in advertising expense partially offset by increases in passenger services and fuel tax.

Interest expense decreased 20.4%, $33 million, during the nine months ended September 30, 1996 as compared to the same period in 1995, primarily due to principal reductions of long-term debt and capital lease obligations and the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993.

Interest income increased 36.4%, $8 million, in the first nine months of 1996 compared to the same period in the prior year, principally due to an increase in the average interest rate earned on investments coupled with an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the nine months ended September 30, 1996 includes a $12.5 million gain related to the sale of approximately 1.4 million shares of America West common stock and a $5 million gain related to the sale of the America West warrants. Other nonoperating income (expense) in the first nine months of 1995 consisted of a pre-tax gain of $108 million from the System One transactions and a $5 million pre-tax charge which represented a waiver fee to a major creditor of the Company.

The income tax provision for the nine months ended September 30, 1996 of $57 million consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company fully utilized previously unbenefitted post reorganization NOLs, and began accruing income tax expense. A provision for federal income taxes was recorded for the nine months ended September 30, 1995 related to the System One transactions. No additional provision was recorded due to the previously incurred NOLs for which a tax benefit had not previously been recorded.

In July 1996, an extraordinary loss of $6 million was recorded, net of $4 million income tax benefit, related to the early extinguish-ment of debt.

An analysis of statistical information for Continental's jet operations for the periods indicated is as follows:

                                  Three Months Ended        Net
                                    September 30,        Increase/
                                   1996        1995     (Decrease)
Revenue passenger miles
 (millions) (a). . . . . . . . . .11,302      10,757       5.1 %
Available seat miles
 (millions) (b). . . . . . . . . .16,117      15,312       5.3 %
Block hours (thousands) (c). . . .   293         275       6.5 %
Passenger load factor (d). . . . .  70.1%       70.3%     (0.2) pts.
Breakeven passenger load
 factor (e). . . . . . . . . . . .  61.0%       62.7%     (1.7) pts.
Passenger revenue per available
 seat mile (cents) (f) . . . . . .  8.95        8.61       3.9 %
Total revenue per available
 seat mile (cents) (g) . . . . . .  9.81        9.43       4.0 %
Operating cost per available
 seat mile (cents) (h),(l) . . . .  8.60        8.44       1.9 %
Operating cost per block
 hour (l)  . . . . . . . . . . . .$4,731      $4,690       0.9 %
Average yield per revenue
 passenger mile (cents) (i). . . . 12.77       12.26       4.2 %
Average fare per revenue
 passenger . . . . . . . . . . . .$144.70    $136.04       6.4 %
Revenue passengers (thousands) . .  9,972      9,695       2.9 %
Average length of aircraft
 flight (miles). . . . . . . . . .   914         858       6.5 %
Average daily utilization of
 each aircraft (hours) (j) . . . . 10:10        9:45       4.3 %
Actual aircraft in fleet at
 end of period (k) . . . . . . . .   314         311       1.0 %

                                  Nine Months Ended        Net
                                    September 30,        Increase/
                                   1996        1995     (Decrease)
Revenue passenger miles
 (millions) (a). . . . . . . . . .31,581      30,577       3.3 %
Available seat miles
 (millions) (b). . . . . . . . . .45,820      46,496      (1.5)%
Block hours (thousands) (c). . . .   842         826       1.9 %
Passenger load factor (d). . . . .  68.9%       65.8%      3.1 pts.
Breakeven passenger load
 factor (e). . . . . . . . . . . .  60.5%       61.1%     (0.6)pts.
Passenger revenue per available
 seat mile (cents) (f) . . . . . .  9.07        8.12      11.7 %
Total revenue per available
 seat mile (cents) (g) . . . . . .  9.94        8.91      11.6 %
Operating cost per available
 seat mile (cents) (h),(l) . . . .  8.77        8.27       6.0 %
Operating cost per block
 hour (l). . . . . . . . . . . . .$4,772      $4,653       2.6 %
Average yield per revenue
 passenger mile (cents) (i). . . . 13.16       12.34       6.6 %
Average fare per revenue
 passenger . . . . . . . . . . . .$143.97    $131.98       9.1 %
Revenue passengers (thousands) . .28,858      28,597       0.9 %
Average length of aircraft
 flight (miles). . . . . . . . . .   893         831       7.5 %
Average daily utilization of
 each aircraft (hours) (j) . . . .  9:52        9:35       3.0 %
Actual aircraft in fleet at
 end of period (k) . . . . . . . .   314         311       1.0 %

(a)  The number of scheduled miles flown by revenue passengers.
(b) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(c) The number of hours an aircraft is operated in revenue service from gate-to-gate.
(d)  Revenue passenger miles divided by available seat miles.
(e) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
(f)  Passenger revenue divided by available seat miles.
(g)  Total revenue divided by available seat miles.
(h)  Operating expenses divided by available seat miles.
(i) The average revenue received for each mile a revenue passenger is carried.
(j) The average block hours flown per day in revenue service per aircraft.
(k)  1996 excludes four all cargo 727 aircraft at CMI.
(l)  1996 excludes nonrecurring charges totaling $128 million.

LIQUIDITY AND CAPITAL COMMITMENTS

During the first nine months of 1996, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings. During January and February, Continental repurchased or redeemed without prepayment penalty the remaining amount of its Series A convertible secured debentures for $125 million (including payment-in-kind interest of $7 million). In February, Continental sold approximately 1.4 million of the 1.8 million shares it owned in America West, realizing net proceeds of approximately $25 million and recognizing a gain of approximately $12.5 million. In addition, in May, Continental sold all of its 802,860 America West warrants held, realizing net proceeds of approximately $7 million and recognizing a gain of $5 million. On March 26, Continental issued $230 million of 6-3/4% convertible subordinated notes. The net proceeds from this offering and from the America West stock sale, as well as cash on hand, were used for the repayment of certain outstanding GE indebtedness totaling $257 million (of which $47 million was required as a result of the convertible notes financing and the America West stock sale and $210 million was an optional prepayment). In the first and second quarters, the Company financed one owned aircraft and exercised its right under 22 existing leveraged aircraft leases to cause the owner/lessor's debt underlying these leases to be refinanced. The lower borrowing costs obtained in the refinancing allowed Continental's operating lease expense for the affected aircraft to be reduced by more than $17 million annually. In July, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. Continental and CMI used the net proceeds, together with available cash, to prepay approximately $324 million in principal amount of GE indebtedness. The bank financing is expected to reduce interest expense by $6 million in the first year, based on current rates. The bank financing does not contain any restrictive covenants at the Continental parent level, and none of the assets of the parent company (other than its stock in AMI) is pledged in connection with the financing. Accordingly, this transaction freed up over $1 billion of collateral at Continental Airlines which was previously pledged under the terms of the GE debt agreements. See Note 6.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.3 billion of taxable income following December 31, 1995. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The sale of the Company's common stock in April 1996 pursuant to an underwritten public offering arranged by the Company (the "Secondary Offering") gave rise to an increase in percentage ownership by certain stockholders for this purpose. The Company believes that such percentage increase did not give rise to an ownership change under
Section 382 as a result of the Secondary Offering. However, no assurance can be given that future transactions, whether within or outside the control of the Company, will not cause a change in ownership, thereby substantially limiting the potential utilization of the NOLs in a given future year. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock (including both common and preferred stock) at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.63% for September
1996). Unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's NOL utilization would be limited to approximately $100 million per year.

Continental had firm commitments with Boeing to take delivery of 43 new jet aircraft during the years 1997 through 2002. During the third quarter of 1996, Continental amended the terms of its commitments with Boeing to take delivery of a total of 61 jet aircraft during the years 1997 through 2003 with options for an additional 23 aircraft. These amendments changed the aircraft mix and timing of delivery of aircraft, in order to more closely match Continental's anticipated future aircraft needs. In addition, in October 1996, Continental placed an order for 60 firm 737-500 and 737-600 aircraft that will replace older, less efficient Stage 2 aircraft between August 1997 and December 1999. The estimated aggregate cost of the Company's firm commitment Boeing aircraft is in excess of $4 billion. The Company has commitments of approximately $1.4 billion of backstop financing for its Boeing aircraft orders. Continental currently plans to finance the indebtedness on its new aircraft using enhanced equipment trust certificates or similar financing, subject to availability and market conditions. However, further financing will be needed to satisfy the Company's capital commitments for new Boeing aircraft. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. The Company has also entered into agreements with several outside parties to lease four DC-10-30 aircraft and to purchase three DC-10-30 aircraft and two MD-82 aircraft. These nine aircraft are expected to be delivered during the period from October 1996 through mid-year 1997, and the Company expects to finance the aircraft to be purchased from available cash or from third party sources.

In addition, in March 1996, Express entered into an agreement to acquire eight new ATR aircraft. As of September 1996, five of these aircraft had been delivered. The aircraft are being accounted for as operating leases. In conjunction with the acquisition, the Company is returning eight older ATR aircraft accounted for as capital leases. As of September 1996, four of these aircraft had been returned. Also, in September 1996, Express announced an order for 25 firm EMB-145 50-seat regional jets with options for an additional 175 aircraft. Express plans to account for these aircraft as operating leases. Neither Express nor Continental will have any obligation to take aircraft which are not financed by a third party and leased to Express. Continental will guarantee Express' obligations under the operating leases. Express will take delivery of the 25 firm aircraft during the period from December 1996 through the third quarter of 1998.

Continental expects its cash outlays for 1996 capital expenditures, exclusive of aircraft acquisitions, to aggregate $120 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the nine months ended September 30, 1996 aggregated $93 million, exclusive of aircraft acquisitions.

The Company expects to fund its future capital commitments through internally generated funds, together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

In July 1996, the Company announced its plan to expand its gates and related facilities in Terminal B, as well as planned improvements at Terminal C, at Continental's Houston Intercontinental Airport hub. The expansion is expected to cost approximately $115 million, which the Company expects will be funded principally by the issuance of tax-exempt debt by the applicable municipal authority. In connection therewith, the Company expects to enter into long-term leases (or amendments to existing leases) with the applicable municipal authority containing rental payments sufficient to service the related tax-exempt debt.

As of September 30, 1996, the Company had $865 million in cash and cash equivalents, compared to $747 million as of December 31, 1995. Net cash provided by operating activities increased $330 million during the nine months ended September 30, 1996 compared to the same period in the prior year principally due to earnings improvement. Net cash used by investing activities for the nine months ended September 30, 1996 compared to the same period in the prior year increased $220 million, primarily as a result of higher capital expenditures in 1996, lower purchase deposits refunded in connection with aircraft delivered in 1996 and proceeds received in 1995 in connection with the System One transactions. This increase was offset in part by proceeds received from the sale in 1996 of approximately 1.4 million shares of Continental's America West stock and all of Continental's America West warrants. Net cash used by financing activities increased $199 million primarily due to the repayment of long-term debt, using in part the proceeds received from the issuance of the 6-3/4% convertible subordinated notes, dividends paid on preferred securities of trust and a dividend paid to UMDA in connection with the $320 million secured term loan financing.

Continental does not have general lines of credit and has significant encumbered assets.

Approximately $70 million and $144 million of cash and cash equivalents at September 30, 1996 and December 31, 1995, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. The $320 million financing consummated by CMI in July 1996 contains significant financial covenants relating to CMI, including maintenance of a minimum fixed charge coverage ratio, a minimum consolidated net worth and minimum liquidity, and covenants restricting CMI's leverage, its incurrence of certain indebtedness and its pledge of assets. The financial covenants also limit the ability of CMI to pay dividends to Continental.

CMI entered into an interest rate swap agreement and an interest rate cap agreement to reduce the impact of potential increases in interest rates on its bank financing that was completed in July 1996. The interest rate swap agreement effectively converts the floating rate on the bank financing to a fixed rate of 5.875%. The notional value on the interest rate swap agreement is $320 million and is effective from August 30, 1996 through January 30, 1997.
The interest rate cap agreement has a notional value of $153 million and is effective from January 31, 1997 through July 31, 2001.

The Company has entered into petroleum option contracts to provide some short-term protection against a sharp increase in jet fuel prices, and CMI has entered into average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar. The petroleum option contracts generally cover the Company's forecasted jet fuel needs for approximately three to six months, and the average rate option contracts cover a portion of CMI's yen-denominated ticket sales for the next six to nine months. At September 30, 1996, the Company had petroleum option contracts outstanding with an aggregate notional value of $226 million and CMI had average rate option contracts outstanding with a contract value of $114 million. At September 30, 1996, the carrying value of the option contracts was immaterial. The Company and CMI are exposed to credit loss in the event of nonperformance by the counterparties on the option contracts; however, management does not anticipate nonperformance by these counterparties. The amount of such exposure is generally the unrealized gains, if any, on such option contracts.

In August 1996, the IAM representing the Company's Continental Airlines unit flight attendants ratified a three and one-half year collective bargaining agreement which will remain in effect for 42 months beginning June 24, 1996. The agreement provides for base wage increases in each year of the contract, a one-time adjustment to certain base wage scales as an equitable adjustment, an increase in per diem payments and other matters, including productivity improvements. In addition, effective July 1, 1996, Continental implemented pay increases for substantially all of its non-unionized employees as part of a three-year plan to increase base wages to be more comparable to industry wages. The Company anticipates that the pay increases for Continental's flight attendants and its non-unionized employees will result in a cumulative increase in wages, salaries and related costs (assuming no change in the Company's operations) of $137 million through 1999 (approximately $15 million through the remainder of 1996, $67 million through 1997, $107 million through 1998 and $137 million through 1999). In addition, under the Company's existing collective bargaining agreement with the union representing its jet pilots, those pilots received a 13.5% wage increase on July 1, 1996 and will receive a 5% wage increase on June 30, 1997. The Company anticipates that it will be able to offset a significant portion of these wage and other cost increases with increased labor productivity, reduced interest and lease expenses, reduced distribution costs and other cost savings.

Continental's decision to order 60 new Boeing 737-500 and 737-600 aircraft to replace older, less efficient aircraft is expected to increase ownership costs while generating cost savings in the areas of maintenance, fuel and pilot training. The Company estimates net pre-tax savings from the order to approximate $28 million, $31 million, $66 million, $115 million and $116 million in the years 1997 through 2001, respectively. See the assumptions filed herewith as Exhibit 99.2.

Management also believes that the Company's costs are likely to be affected for the remainder of 1996 by (i) higher aircraft rental expense as new aircraft are delivered, (ii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iii) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (iv) changes in the Company's fleet and related capacity and (v) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using E-Ticket and the Internet for bookings and reduced interest expense.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On December 3, 1990, the Company owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four collateral pools moved in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline. Prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees, except for a claim of approximately $117 million for alleged market value decline of 29 aircraft and 81 spare engines in the fourth collateral pool. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The United States District Court for the District of Delaware (the "District Court") dismissed the appeals as moot, and the trustees appealed to the Third Circuit Court of Appeals (the "Third Circuit") seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. The Third Circuit affirmed the District Court's dismissal in February 1996, but subsequently granted a rehearing en banc on May 14, 1996. On July 31, 1996, the Third Circuit, acting en banc, also affirmed the District Court's dismissal. The trustees may apply for a writ of certiorari to the U.S. Supreme Court. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

   In September 1996, the Company signed a settlement agreement providing for the settlement of all claims against it in consolidated antitrust litigation in the U.S. District Court for the District of Minnesota. Continental, along with various other airlines, has been a defendant in that litigation since February 1995. Plaintiffs in that litigation claim that Continental and the other airline defendants conspired to fix and maintain the commissions paid to U.S. travel agents for domestic travel. Plaintiffs claim substantial damages, which would be trebled under applicable antitrust law. While denying all claims, Continental determined to settle the litigation to avoid the risks and expenses of further litigation. The settlement, which is subject to Court approval, includes the payment by Continental of approximately $5 million and provides for the complete release of all claims and dismissal of the case against the Company.

ITEM 2. CHANGES IN SECURITIES.

   On June 26, 1996, the Board of Directors of the Company declared a two-for-one stock split for its Class A and Class B common stock. See Item 1. "Financial Statements. Note 1 - Stock
   Split" for information with respect to the stock split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits filed herewith:

        3.1      Amended By-Laws of the Company.

        10.1* Amendment to employment agreement, dated as of September 30, 1996, between the Company and
                 Gordon M. Bethune.

        10.2* Amendment to employment agreement, dated as of September 30, 1996, between the Company and
                 Gregory D. Brenneman.

        10.3* Form of amendment to employment agreement, dated as of September 30, 1996, for each of Lawrence W. Kellner, C. D. McLean and Barry P. Simon.

        10.4*    Third Amendment to Continental Airlines, Inc.
                 1994 Incentive Equity Plan.

        11.1     Statement Regarding Computation of Per Share
                 Earnings.

        27.1     Financial Data Schedule.

        99.1     Risk Factors.

        99.2     Assumptions relating to pre-tax savings from new
                 Boeing order.

   (b)  Reports on Form 8-K:

        (i) Report dated July 22, 1996, reporting an Item 5. "Other Event". No financial statements were filed with the report which announced the prepayment of approximately $324 million in principal amount of indebtedness to affiliates of General Electric Company.

        (ii)   Report dated September 16, 1996 reporting an Item
               5. "Other Event". No financial statements were filed with the report which announced that Lloyd M. Bentsen had been elected to the Company's Board of Directors.

        (iii)  Report dated September 30, 1996 reporting an Item
               5. "Other Event". No financial statements were filed with the report which announced that Gordon
               M. Bethune had been elected as Chairman of the Board and Chief Executive Officer of the Company, that Gregory D. Brenneman had been elected as President and Chief Operating Officer of the Company, and that David Bonderman had resigned as Chairman of the Board of the Company.

        __________

   *These exhibits relate to management contracts or compensatory plans or arrangements.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CONTINENTAL AIRLINES, INC.
                                      (Registrant)



Date:  October 21, 1996 by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Senior Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)



Date:  October 21, 1996      /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)