Form 10-K
period 1996-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1997-02-24
CIK 319687

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

                             0-9781
                    (Commission File Number)

                   CONTINENTAL AIRLINES, INC.
     (Exact name of registrant as specified in its charter)

           Delaware                         74-2099724
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification No.)

     2929 Allen Parkway, Suite 2010, Houston, Texas    77019
        (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  713-834-2950

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1.6 billion as of February 14, 1997.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X     No
                         _______________

As of February 14, 1997, 8,661,564 shares of Class A Common Stock and 48,802,445 shares of Class B Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
               Proxy Statement for Annual Meeting
     of Stockholders to be held on May 16, 1997:   PART III

                             PART I

ITEM 1.  BUSINESS.

Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1996 revenue passenger miles) and, together with its wholly owned subsidiary, Continental Express, Inc. ("Express"), and its 91%-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 188 airports worldwide. As of February 14, 1997, Continental flies to 58 international destinations and offers additional connecting service through alliances with foreign carriers. Continental recently announced expanded service from Newark to Dusseldorf, Germany (scheduled to commence March 19,
1997), to Lisbon, Portugal (scheduled to commence May 1, 1997) and to Birmingham, England (scheduled to commence July 1, 1997). In addition, Continental recently entered into agreements with Air France for a joint marketing arrangement that will involve service from Newark and Houston to Paris (scheduled to commence in the third quarter of 1997), subject to governmental approval, and Aeroflot Russian International Airlines ("Aeroflot") for a joint marketing arrangement that will involve service from Newark to Moscow (scheduled to commence in the third quarter of 1997), subject to governmental approval. Also, Continental recently entered into an agreement with Alitalia Airlines ("Alitalia") to expand the companies' existing code-share relationship to include additional flights between the United States and Italy, which is expected to commence in the second quarter of 1997. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. In addition, Continental flies to four cities in South America. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in this Form 10-K, the terms "Continental" and "Company" refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise. This Form 10-K may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1. "Business. Risk Factors Relating to the Company" and "Business. Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Business Strategy

In 1994, Continental experienced operational problems in connection with its rapid expansion of its network of short haul, no frills, low fare flights resulting in significant losses. In early 1995, Continental's new management team, led by Gordon Bethune (Chairman of the Board and Chief Executive Officer) and Greg Brenneman (President and Chief Operating Officer), put in place a comprehensive strategic and operational plan designed to fundamentally change the Company. The plan, labeled the "Go Forward Plan", is a "back to basics" approach, which focuses on improving profitability and financial condition, delivering a consistent, reliable, quality product to customers and improving employee morale and working conditions. Management believes that the initiatives put in place under the Go Forward Plan and the support of the Continental employees contributed significantly to the Company's record $224 million of net income in 1995 and $319 million of net income in 1996. During the past two years, the Company has achieved substantial improvements in revenue per available seat mile, load factor and yields, growth of cash from operations, consistent interior and exterior aircraft appearance, and significant improvements in rankings for on-time performance, mishandled bags, customer complaints and involuntary denied boardings (as reported by the U.S. Department of Transportation ("DOT")), as well as improved employee relations.

In 1996, the Company continued to experience operational success as evidenced by its continued improvement in each of the four key performance categories tracked by the DOT. In the most recent 12-month reporting period, Continental ranked first for fewest involuntary denied boardings, second for on-time performance, second for fewest mishandled bags, and third for fewest customer complaints compared to its competitors. In addition, Continental won the J.D. Power and Associates award for customer satisfaction among the nine major U.S. carriers on long-haul (500+ miles) flights, based on an independent survey of frequent flyers, and was recently named "Airline of the Year" by the leading aviation trade magazine, Air Transport World.

The Company's 1996-1997 strategic plan, as discussed below, retains the four basic components of the Go Forward Plan: Fly to Win, Fund the Future, Make Reliability a Reality and Working Together, with new initiatives intended to build upon Continental's operational and strategic strengths.

Fly to Win

The Company's 1996-1997 Fly to Win initiatives center around three principal themes: Focus on Hub Operations, Improve Business/
Leisure Mix and Develop an Alliance Network.

Focus on Hub Operations. Continental will continue to add select flights and refine its flight schedules to capitalize on the strength of its hubs. In addition, Continental plans to focus on expanding international traffic through service to new destinations and additional code-sharing and other marketing alliances with certain foreign carriers.

Management believes that by adding domestic and international flights to the Company's hubs, attracting more international passengers through alliances with foreign carriers and further refining the efficiency of the Company's hub operations, Continental will continue to capture additional flow traffic through its hubs and attract a larger share of higher-yielding business travelers.

Improve Business/Leisure Mix. The Company's passenger load factors have increased from 65.6% in 1995 to 68.1% in 1996, which facilitates management of the business versus leisure traveler mix on its aircraft. Since the average business traveler generally pays a higher fare (on a revenue-per-seat-mile basis) for the convenience of being able to make and change last minute travel plans, increases in business traffic contribute disproportionately to incremental profitability. Unrestricted business fares accounted for approximately 42.8% of the Company's passenger revenue in 1996 compared to 38.3% in 1995 (excluding CMI and Express). Many of the Company's product and schedule improvements have been made to appeal to business travelers. The Company has invested in state-of-the-art revenue management and pricing systems to enhance its ability to manage its fare mix.

Develop an Alliance Network. Management believes that developing a network of international alliance partners will better leverage the Company's hub assets and result in improved returns to the Company. Focusing on multiple tactical alliances allows the Company to benefit from the strengths of its alliance partners in their local markets while reducing the Company's reliance on any individual alliance partner.

The Company seeks alliance relationships that, together with the Company's own flying, will permit expanded service through Newark to major destinations in South America, Europe and Asia, and expanded service through Houston to South America and Europe as well as service to Japan. Certain route authorities that would be required for the Company's own service to certain of these destinations are not currently available to the Company. See "Foreign Carrier Alliances" below for a discussion of new alliances recently entered into with other carriers.

Fund the Future

Having achieved its 1995 goals of building the Company's overall liquidity and improving its financial condition, management shifted its financial focus in 1996 to target the Company's interest and lease expense. Through refinancing and other initiatives, Continental has achieved substantial reductions in interest and lease expense attributable to financing arrangements that were entered into when the Company was in a less favorable financial position.

In 1996, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings:

    - In the first and second quarters of 1996, the Company financed one owned aircraft and exercised its right under 22 existing leveraged aircraft leases to cause the owner/ lessor's debt underlying these leases to be refinanced. The lower borrowing costs obtained in the refinancing allowed Continental's operating lease expense for the affected aircraft to be reduced by more than $17 million annually.

    - In January and February 1996, Continental repurchased or redeemed without prepayment penalty the remaining amount of its Series A convertible secured debentures for $125 million (including payment-in-kind interest of $7 million).

    - In February 1996, Continental sold approximately 1.4 million of the 1.8 million shares it owned in America West Airlines, Inc. ("America West"), realizing net proceeds of $25 million and recognizing a gain of $13 million. In May 1996, the Company sold all of its 802,860 America West warrants, realizing net proceeds of $7 million and recognizing a gain of $5 million.

    - In March 1996, Continental completed the offering of $230 million of 6-3/4% convertible subordinated notes.

    - In March 1996, Continental repaid $257 million of secured indebtedness to General Electric Capital Corporation, General Electric Company and certain affiliates (any one or more of such entities, "GE") (of which $47 million was required as a result of the convertible debt financing and the America West stock sale and $210 million was an optional prepayment), resulting in the elimination of certain restrictive covenants.

    - In July 1996, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. Continental and CMI used the net proceeds, together with available cash, to prepay approximately $324 million in principal amount of GE indebtedness. The bank financing reduced interest expense by $3 million in 1996 and is expected to result in a savings in interest expense of $6 million in 1997, based on current rates. The bank financing does not contain any restrictive covenants at the Continental parent level, and none of the assets of the parent company (other than its stock in Air Micronesia, Inc. ("AMI"), CMI's parent company) is pledged in connection with the financing. Accordingly, this transaction freed up over $1 billion of collateral at Continental which was previously pledged under the terms of the GE debt agreements.

    - In December 1996, the Company sold $250 million principal amount of 9-1/2% senior notes due 2001. The net proceeds of $244 million were added to the Company's available cash resources.

Make Reliability a Reality

Customer service continues to be the focus in 1997. Management believes Continental's on-time performance record is crucial to its other operational objectives and, together with its other initiatives (such as improved baggage handling, customer satisfaction and involuntary denied boarding), is an important tool to attract higher-margin business travelers.

Continental's goal for 1997 is to be ranked monthly by the DOT among the top three major air carriers (excluding those airlines who do not report electronically) in on-time performance, baggage handling, customer satisfaction and involuntary denied boarding. In 1996, bonuses of $65 were paid to employees (up to the manager level) for each month that Continental ranked second or third in on-time performance, and bonuses of $100 were paid for each month that Continental ranked first; during 1996, Continental ranked first five times and second or third three times. This successful on-time performance bonus program continues in 1997.

In addition to programs intended to improve Continental's standings in DOT performance data, the Company has acted in a number of additional areas to enhance its attractiveness to business travelers and the travel agent community. Specifically, Continental implemented various initiatives designed to offer travelers cleaner and more attractive aircraft interiors, consistent interior and exterior decor, first class seating on all jet aircraft, better meals and greater benefits under its award-winning frequent flyer program. In 1996, Continental continued to make product improvements, such as refurbished Presidents Clubs with specialty bars and on-board specialty coffees and microbrewery beer, among others. In 1997, the Company anticipates switching to a new inflight telephone service provider to install a reliable air-to-ground telephone service on board its jet aircraft. The Company has also continued to refine its award-winning BusinessFirst service.

Working Together

Management believes that Continental's employees are its greatest asset, as well as the cornerstones of improved reliability and customer service. Management has introduced a variety of programs to increase employee participation and foster a sense of shared community. These initiatives include significant efforts to communicate openly and honestly with all employees through daily news bulletins, weekly voicemail updates from Gordon Bethune, monthly and quarterly Continental publications, videotapes mailed to employees, and a Go Forward Plan bulletin board in over 600 locations system-wide. In addition, regularly scheduled visits to airports throughout the route system are made by the senior executives of the Company (each of whom is assigned an airport for this purpose). Monthly meetings open to all employees, as well as other periodic on-site visits by management, are designed to encourage employee participation, knowledge and cooperation. Continental's goal for 1997 is to be ranked among the top three major air carriers in employee measures such as turnover, lost time, productivity and on the job injury claims.

Capital Structure

Stock Split. On June 26, 1996, the Board of Directors of the Company declared a two-for-one stock split (the "Stock Split") pursuant to which (a) one share of the Company's Class A common stock, par value $.01 per share ("Class A common stock"), was issued for each share of Class A common stock outstanding on July 2, 1996 (the "Record Date") and (b) one share of the Company's Class B common stock, par value $.01 per share ("Class B common stock"), was issued for each share of Class B common stock outstanding on the Record Date. Shares issuable pursuant to the Stock Split were distributed on or about July 16, 1996. All references in this Form 10-K as to the number of shares of common stock or warrants, options, per share amounts, exercise prices and market prices relating to the Company's common stock, have been retroactively restated to reflect the Stock Split.

Corporate Governance. On June 26, 1996, at the Company's annual meeting of stockholders, the Company's stockholders approved changes proposed by the Company to its Restated Certificate of Incorporation ("Certificate of Incorporation"), which, together with amendments to the Company's Bylaws ("Bylaws") previously approved by the Company's Board of Directors (collectively, the "Amendments"), generally eliminated special classes of directors (except for the right of Air Partners, L.P., a Texas limited partnership and major stockholder of the Company ("Air Partners") to elect one-third of the directors in certain circumstances, as described below) and supermajority voting provisions, and made a variety of other modifications aimed at streamlining the Company's corporate governance structure. The Amendments, as a whole, reflect the reduction of the equity interest of Air Canada, a Canadian corporation ("Air Canada"), in the Company, as described below, and the decision of the former directors designated by Air Canada not to stand for reelection, along with the expiration of various provisions of the Certificate of Incorporation and Bylaws specifically included at the time of the Company's reorganization under Chapter 11 of the federal bankruptcy code in April 1993 (the "Reorganization"). See Item 6. "Selected Financial Data. 1993 Reorganization" for a discussion of the Company's 1993 Reorganization and Item 3. "Legal Proceedings. Plan of Reorganization".

As a result of the Amendments, shares of the Company's Class A common stock may be freely converted into an equal number of shares of the Company's Class B common stock. Under agreements put in place at the time of the Reorganization, and designed in part to ensure compliance with the foreign ownership limitations applicable to United States air carriers, in light of the substantial stake in the Company then held by Air Canada, holders of Class A common stock were not permitted under the Certificate of Incorporation to convert their shares to Class B common stock. In 1996, the market price of Class A common stock was generally below the market price of Class B common stock, which the Company believes was attributable in part to the reduced liquidity present in the trading market for Class A common stock. A number of Class A common stockholders requested that the Company provide for free convertibility of Class A common stock into Class B common stock, and in light of the reduction of Air Canada's equity stake, the Company determined that the restriction was no longer necessary. Such conversions effectively increase the relative voting power of those Class A common stockholders who do not convert. As of February 14, 1997, stockholders had converted 618,436 shares of Class A common stock for an equal number of shares of Class B common stock.

On April 19, 1996, the Company's Board of Directors approved certain agreements (the "Agreements") with its two major stockholders, Air Canada and Air Partners. The Agreements contain a variety of arrangements intended generally to reflect the intention that Air Canada had expressed to the Company's management that it intended to divest its investment in Continental in the near future given that its investment in the Company had become less central in light of other initiatives Air Canada had undertaken - particularly expansion within Canada and exploitation of the 1995 Open Skies agreement to expand Air Canada's own flights into the U.S. Because of these initiatives, Air Canada determined it appropriate to redeploy the funds invested in the Company into other uses in Air Canada's business. Consequently, in May 1996, Air Canada converted all of its 3,322,112 shares of Class A common stock into Class B common stock (pursuant to certain rights granted to it under the Company's Certificate of Incorporation) and sold, on the open market, 4,400,000 shares of Class B common stock pursuant to an underwritten public offering arranged by the Company (the "Secondary Offering"). In January 1997, Air Canada divested the remainder of its initial investment in Continental common stock by selling on the open market 5,600,000 shares of Class B common stock.

In connection with the Secondary Offering which was completed on May 14, 1996, the Agreements provided for the following additional steps to be taken:

- in light of its reduced equity stake in the Company, Air Canada was no longer entitled to designate nominees to the Board of Directors of the Company, causing the four then-present or former members of the Air Canada board who served as directors of Continental to decline nomination for reelection as directors and converted all of its Class A common stock to Class B common stock;

- Air Canada and Air Partners entered into a number of agreements restricting, prior to December 16, 1996, further disposition of the common stock of the Company held by either of them; and

- each of the existing agreements among the parties was modified in a number of respects to reflect, among other matters, the changing composition of the respective equity interests of the parties.

On November 21, 1996, Air Partners exercised its right to sell to the Company, and the Company subsequently purchased, for $50 million, warrants to purchase 2,614,379 shares of Class B common stock (representing a portion of the total warrants held by Air Partners) pursuant to an agreement entered into earlier in 1996 with the Company .

As of February 14, 1997, Air Partners held approximately 9.5% of the common equity interest and 40.5% of the general voting power of the Company. If all of the remaining warrants held by Air Partners had been exercised on February 14, 1997, approximately 19.6% of the common equity interest and 52.6% of the general voting power of the Company would have been held by Air Partners.

Domestic Operations

Continental operates its domestic route system primarily through its hubs at Newark, Houston Intercontinental and Cleveland. The Company's hub system allows it to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows Continental to add service to a new destination from a large number of cities using only one or a limited number of aircraft. Each of Continental's domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

Newark. As of February 14, 1997, Continental operated 54% (237 departures) of the average daily jet departures and, together with Express, accounted for 57% (351 departures) of all average daily departures (jet and turboprop) from Newark. Considering the three major airports serving New York City (Newark, LaGuardia and John F. Kennedy), the Company and Express accounted for 24% of all daily departures, while the next largest carrier, USAir, Inc. ("USAir"), and its commuter affiliate accounted for 15% of all daily departures.

Houston.  As of February 14, 1997, Continental operated 80%
(318 departures) of the average daily jet departures and, together with Express, accounted for 84% (436 departures) of all average daily departures from Houston Intercontinental Airport. Southwest Airlines Co. ("Southwest") also has a significant share of the Houston market through Hobby Airport. Considering both Intercontinental and Hobby Airports, Continental operated 57% and Southwest operated 26% of the daily jet departures from Houston.

Cleveland. As of February 14, 1997, Continental operated 55% (106 departures) of the average daily jet departures and, together with Express, accounted for 66% (250 departures) of all average daily departures from Cleveland Hopkins International Airport. The next largest carrier, USAir and its commuter affiliate, accounted for 8% of all daily departures.

Continental Express. Continental's jet service at each of its domestic hub cities is coordinated with Express, which operates under the name "Continental Express". Express operates advanced, new-generation turboprop aircraft that average approximately five years of age and seat 64 passengers or less. In September 1996, Express placed an order for 25 firm Embraer ("EMB")-145 regional jets, with options for up to 175 additional aircraft. Express anticipates deploying these 50-seat regional jets initially in Cleveland beginning in April 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments" for a discussion of this aircraft order.

As of February 14, 1997, Express served 15 destinations from Newark, 20 destinations from Houston Intercontinental and 30 destinations from Cleveland. In addition, commuter feed traffic is currently provided by other code-sharing partners. See "Domestic Carrier Alliances" below. In general, Express flights are less than 200 miles in length and less than 90 minutes in duration.

Management believes Express's turboprop operations complement Continental's jet operations by allowing more frequent service to small cities than could be provided economically with conventional jet aircraft and by carrying traffic that connects onto Continental's jets. In many cases, Express (and Continental) compete for such connecting traffic with commuter airlines owned by or affiliated with other major airlines operating out of the same or other cities. Management believes that Express's new EMB-145 regional jets will provide better customer acceptance and comfort than its turboprop aircraft and will also allow Express to serve certain routes which cannot be served by turboprop aircraft.

Domestic Carrier Alliances. Pursuant to the Company's Fly to Win initiative under the Go Forward Plan, Continental has entered into and continues to develop alliances with domestic carriers:

- Continental has entered into a series of agreements with America West, including agreements related to code sharing and ground handling, which have created substantial benefits for both airlines. These code-sharing agreements cover 73 city-pairs and allow Continental to link additional destinations to its route network. The sharing of facilities and employees by Continental and America West in their respective key markets has resulted in significant cost savings.

- Currently, SkyWest Airlines, Inc., a commuter operator, provides Continental access through Los Angeles to 14 additional markets in California and Arizona through Los Angeles.

- In January 1997, Continental announced a code-sharing agreement with Gulfstream International Airlines, Inc. ("Gulfstream") which is expected to commence in April 1997. Gulfstream will serve as a connection for Continental passengers throughout Florida as well as five markets in the Bahamas.

International Operations

International Operations. Continental has extensive operations in the western Pacific conducted by CMI and serves destinations throughout Europe, Mexico and Central and South America. As measured by 1996 available seat miles, approximately 28.0% of Continental's jet operations were dedicated to international traffic. As of February 14, 1997, the Company offered 58 weekly departures to five European cities and marketed service to eight other cities through code-sharing agreements. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline.

The Company's Newark hub is a significant international gateway. From Newark, the Company serves London, Manchester, Paris, Frankfurt, Madrid, Rome, Milan, Amsterdam, Prague, Toronto and Montreal, as well as certain other destinations in Canada, the United Kingdom and Scotland through code-sharing arrangements with other foreign carriers. Continental recently announced expanded service from Newark to Dusseldorf, Germany (scheduled to commence March 19, 1997), to Lisbon, Portugal (scheduled to commence May 1,
1997) and to Birmingham, England (scheduled to commence July 1,
1997). The Company also has code-sharing agreements and joint marketing arrangements with other foreign carriers which management believes are important to Continental's ability to compete as an international airline. See "Foreign Carrier Alliances" discussed below.

The Company also has non-stop service to two Mexican cities and six Caribbean destinations from Newark. The Company launched service between Newark and Lima, Peru in March 1996 and service between Newark and Quito, Ecuador (via Bogota, Colombia) in June 1996.

The Company's Houston hub is the focus of its operations in Mexico and Central America. Continental currently flies from Houston to 11 cities in Mexico, every country in Central America and four cities in South America, including new service from Houston to Lima, Peru which commenced in December 1996. In addition, Continental flies nonstop from Houston to London and Paris.

Continental Micronesia. CMI is a United States-certificated international air carrier engaged in the business of transporting passengers, cargo and mail in the western Pacific, which is one of the fastest growing areas for air travel in the world. From its hub operations based on the island of Guam, CMI provides slot-controlled service to six cities in Japan, more than any other United States carrier, and to other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, South Korea and Indonesia. Service to these Japanese cities and certain other Pacific Rim destinations is subject to a variety of regulatory restrictions, limiting the ability of other carriers to begin servicing these markets.

CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Honolulu, which CMI serves non-stop from both Tokyo and Guam. CMI and Continental also maintain a code-sharing agreement and coordinate schedules on certain flights from the west coast of the United States to Honolulu, and from Honolulu to Guam and Tokyo, to facilitate travel from the United States into CMI's route system.

The 9.0% minority interest in CMI is owned by United Micronesia Development Association, Inc. ("UMDA"), a private company. Under agreements entered into in connection with the Reorganization, UMDA would have the right to increase its ownership in CMI to just over 20% in the event any participating employer in the Company's pension plans failed to make, or Continental failed to adequately provide for, certain pension plan payments. CMI also has an agreement to pay UMDA a fee of one percent of CMI's gross revenue, as defined, through January 1, 2012.

In July 1996, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. The loan is secured by the stock of CMI and substantially all of its unencumbered assets, consisting primarily of CMI's route authorities, and is guaranteed by Continental and AMI. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments".

Foreign Carrier Alliances. Over the last decade, major United States airlines have developed and expanded alliances with foreign air carriers, generally involving adjacent terminal operations, coordinated flights, code-sharing and other joint marketing activities. Continental is the sole major United States carrier to operate a hub in the New York City area, by virtue of its Newark operation. Consequently, management believes the Company is uniquely situated to attract alliance partners from Europe, the Far East and South America and intends to aggressively pursue such alliances in order to benefit from the high-yield flow traffic that may be generated thereby.

In addition, management believes that developing a network of international alliances will better leverage the Company's hub assets and result in improved returns to the Company. Continental can enlarge its scope of service more rapidly and enter additional markets with lower capital and start-up costs through formation of alliances than it can entering markets independently of other carriers.

Management has a goal of developing alliance relationships that, together with the Company's own flying, will permit expanded service through Newark to major destinations in South America, Europe and Asia, and expanded service through Houston to South America and Europe, as well as service to Japan. Certain route authorities that would be required for the Company's own service to certain of these destinations are not currently available to the Company.

Continental currently has international code-sharing agreements with Alitalia, Air Canada, Transavia Airlines ("Transavia"), CSA
Czech Airlines, Business Air, and, pending government approval, China Airlines.

Currently, Alitalia and Continental code-share between points in the United States and Italy, with Alitalia placing its code on Continental flights to seven domestic cities and Continental placing its code on Alitalia flights to Rome and Milan. In November 1996, Alitalia and Continental entered into a block-space agreement (pursuant to which the Company and another carrier agree to share capacity and bear economic risk for blocks of seats on certain routes) and expanded their existing code-share relationship. The two carriers will code-share between points in the United States and Italy, with Alitalia placing its code on Continental flights between Newark and Rome and Milan and between Newark and eight cities within the United States. Management anticipates that this expanded code-share relationship will commence in the second quarter of 1997.

Continental and Air Canada (and its subsidiaries) code-share on six cross-border routes, where Continental places its code on 24 Air Canada flights per day and Air Canada places its code on four Continental flights per day. Continental and Air Canada provide ground handling and other services for each other at certain locations in the United States, Canada and elsewhere.

In addition, the Company has also entered into joint marketing agreements with other airlines which will involve block-space arrangements which management believes are important to Continental's ability to compete as an international airline. In October 1996, Continental announced a block-space agreement with Air France, which contemplates a future code-share arrangement on certain flights between Newark and Charles de Gaulle Airport ("CDG") and Houston and CDG (expected to commence in the third quarter of 1997), subject to governmental approval. In January 1997, the Company announced a similar agreement with Aeroflot which management anticipates will commence in the third quarter of 1997, subject to governmental approval. Aeroflot will place its code on one daily Continental flight to Moscow and will market the service throughout the Commonwealth of Independent States. The two airlines are evaluating further cooperation that could result in additional code-sharing.

The Company anticipates entering into other code-sharing, joint marketing and block-space agreements in 1997, which may include the Company undertaking the financial commitment to purchase seats from other carriers.

Employees

As of December 31, 1996, Continental had approximately 35,400 full-time equivalent employees, including approximately 15,300 customer service agents, reservations agents, ramp and other airport personnel, 6,200 flight attendants, 5,500 management and clerical employees, 5,100 pilots, 3,200 mechanics and 100 dispatchers.
Labor costs are a significant component of the Company's expenses and can substantially impact airline results. In 1996, labor costs constituted 26.5% of the Company's total operating expenses. While there can be no assurance that Continental's generally good labor relations and high labor productivity will continue, Continental's management has established as a significant component of its business strategy the preservation of good relations with the Company's employees, approximately one-third of whom are represented by unions.

The Company's collective bargaining agreement with its pilots
(excluding Express pilots), who are represented by the Independent Association of Continental Pilots ("IACP"), becomes amendable in July 1997. Negotiations with the IACP on a new collective bargaining agreement are expected to begin in April 1997.

Express's collective bargaining agreement with its pilots, also represented by the IACP, becomes amendable in October 1997.

In August 1996, the Company and the International Association of Machinists and Aerospace Workers ("IAM") which represents Continental Airlines' flight attendants, entered into a collective bargaining agreement which becomes amendable in December 1999. The agreement provides for base wage increases in each year of the contract, a one-time adjustment to certain base wage scales as an equitable adjustment, and an increase in per diem payments and other matters, including productivity improvements. Continental Express and the IAM are parties to a flight attendant collective bargaining agreement that becomes amendable in November 1999. Approximately 85% of CMI's flight attendants are also represented by the IAM (excluding all foreign nationals), but are covered under a separate four-year contract that became amendable in September 1996. Negotiations are in progress to amend this contract and are expected to be finalized in the near future.

On July 8, 1996, the IAM filed a representation petition with the National Mediation Board ("NMB"), seeking representation of Continental's "fleet service" employees. The NMB initiated an investigation into the petition, and the mediator's findings regarding the scope of the appropriate class or craft have been appealed by the IAM to the full board. The Company does not expect any organizing effort by the IAM to have a material adverse impact on the Company or its relations with its airport service employees.

CMI's mechanics and mechanic-related employees are represented by the International Brotherhood of Teamsters ("IBT") under a collective bargaining agreement, which becomes amendable in March 1997. The IBT also represents CMI's agent classification employees located on Guam, whose collective bargaining agreement also becomes amendable in March 1997. Negotiations are in progress to amend these contracts and are expected to be finalized in the near future. The IBT has also sought representation rights for CMI's agent employees located on Saipan. The NMB's certification of the IBT as the bargaining representative for these employees was successfully challenged by CMI in a suit brought in Saipan federal court in 1995. The NMB's request for reconsideration was denied, and the NMB has now filed an appeal to the Ninth Circuit Court of Appeals. Oral arguments have not been scheduled with respect to the appeal. Regardless of the final outcome of this representation dispute, the Company does not anticipate any significant adverse effect on its employee relations resulting from these events.

Continental's dispatchers are represented by the Transport Workers Union of America, AFL-CIO ("TWUA") under a collective bargaining agreement signed in August 1996 which becomes amendable in April 1999. Express's dispatchers are also represented by the TWUA, but are currently without a contract. CMI's dispatchers are not represented by a union.

The Company believes that mutually-acceptable agreements can be reached with its unionized employees, although the ultimate outcome of the Company's future negotiations is unknown at this time.

The other employees of Continental, Express and CMI are not represented by unions and are not covered by collective bargaining agreements.

Effective July 1, 1996, Continental implemented pay increases for substantially all of its non-unionized employees as part of a three-year plan to increase base wages to be more comparable to industry wages.

Competition and Marketing

The airline industry is highly competitive and susceptible to price discounting. The Company competes with other air carriers that have substantially greater resources (and in certain cases, lower cost structures) as well as smaller air carriers with low cost structures. Overall industry profit margins have historically been low. However, during 1995 and 1996, industry profit margins improved substantially. See Item 1. "Business. Risk Factors Relating to the Airline Industry" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

As with other carriers, most tickets for travel on Continental are sold by travel agents. Travel agents generally receive commissions measured by the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold, but also with respect to the amount of commissions paid. Airlines often pay additional commissions in connection with special revenue programs. In February 1995, Delta Airlines, Inc. placed a $25 cap on travel agency commissions for one-way domestic tickets priced over $250 and a $50 cap on travel agency commissions for round-trip domestic tickets priced over $500. Other airlines, including Continental, imposed similar commission caps. Continental, along with other carriers, recently settled class action litigation concerning such caps, which remain in place. See Item 3. "Legal Proceedings. Antitrust Proceedings".

In September 1995, Continental announced the expansion of its electronic ticket ("E-Ticket") product, which is now available throughout the United States and through most travel agents. Using an E-Ticket machine (now located in over 35 major U.S. airports), E-Ticket customers arriving at the airport may check in, receive boarding passes, select or change seat assignments, input frequent flyer information, make simple flight changes and receive luggage tags. Continental plans to continue to expand the E-Ticket program to select international destinations and to increase travel agency access in the future. The E-Ticket system has contributed to a reduction in distribution costs and has improved the accuracy and timeliness of certain of Continental's reporting systems.

Continental and its former System One Information Management, Inc. ("System One") subsidiary entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets and certain liabilities were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS Interests, Inc. ("Continental CRS") (formerly System One, which remains a wholly owned subsidiary of Continental), Electronic Data Systems Corporation and AMADEUS, a European computerized reservation system. LLC markets the AMADEUS computer reservation system which distributes travel-related information products and services to the worldwide travel industry.

Frequent Flyer Program

Each major airline has established a frequent flyer program designed to encourage travel on their own carrier. Continental sponsors a frequent flyer program ("OnePass"), which allows passengers to earn mileage credits by flying Continental and certain other carriers, such as Air Canada, Transavia, Alitalia and America West (each a "OnePass Partner"). The Company also sells mileage credits to hotels, car rental agencies and credit card companies participating in the OnePass program.

Continental accrues the incremental cost associated with the earned flight awards based on expected redemptions. The incremental cost to transport a passenger on a free trip includes the cost of incremental fuel, meals, insurance and miscellaneous supplies and does not include any charge for potential displacement of revenue passengers or costs for aircraft ownership, maintenance, labor or overhead allocation. Due to the structure of the program and the low level of redemptions as a percentage of total travel, Continental believes that displacement of revenue passengers by passengers using flight awards has historically been minimal. The number of awards used on Continental represented less than 7% of Continental's total revenue passenger miles in each of the years 1996 and 1995.

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

Certain regulations require phase-out of certain aircraft and aging aircraft modifications. Such types of regulations can significantly increase costs and affect a carrier's ability to compete. In December 1995, the FAA promulgated final rules requiring commuter carriers to operate under the same safety rules and standards, and train their crew and dispatchers in accordance with the more stringent requirements, as are currently applicable to carriers operating larger aircraft. The new rules have not had a significant impact on the operations of Express.

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

Several airports have recently sought to substantially increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT
regulations and judicial decisions.   In addition, public airports
generally impose passenger facility charges of up to $3 per departing or connecting passenger. With certain exceptions, these charges are passed on to the customers.

The FAA has designated John F. Kennedy, LaGuardia, O'Hare and Wash-ington National airports as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between the carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system, proposed from time to time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports or expand slot controls to other airports. Certain of such proposals could restrict the number of flights, limit transfer of the ownership of slots, increase the risk of slot withdrawals or require charges to the Company's financial statements. Continental cannot predict whether any of these proposals will be adopted.

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

Risk Factors Relating to the Company

Leverage and Liquidity. Continental has successfully negotiated a variety of agreements to increase its liquidity. Nevertheless, Continental remains more leveraged and has significantly less liquidity than certain of its competitors, several of whom have available lines of credit and/or significant unencumbered assets. Accordingly, Continental may be less able than certain of its competitors to withstand a prolonged recession in the airline industry.

As of December 31, 1996, Continental had approximately $1.9 billion (including current maturities) of long-term debt and capital lease obligations and had approximately $884 million of minority interest, Continental-obligated mandatorily redeemable preferred securities of subsidiary trust, redeemable preferred stock and common stockholders' equity. Common stockholders' equity reflects the adjustment of the Company's balance sheet and the recording of assets and liabilities at fair market value as of April 27, 1993 in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). See Item 6. "Selected Financial Data. 1993 Reorganization".

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

As of December 31, 1996, Continental had approximately $1.1 billion of cash and cash equivalents, including restricted cash and cash equivalents of $76 million. Continental does not have general lines of credit and has significant encumbered assets.

As of December 31, 1996, Continental has firm commitments with The Boeing Company ("Boeing") to take delivery of a total of 127 jet aircraft during the years 1997 through 2003 with options for an additional 90 aircraft (exercisable subject to certain conditions). These new aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $4.3 billion. Continental has firm commitments of approximately $1.4 billion of backstop financing for its Boeing aircraft orders. Continental currently plans on financing the new Boeing aircraft with enhanced equipment trust certificates or similar financing, subject to availability and market conditions. However, further financing will be needed to satisfy Continental's capital commitment for other aircraft-related expenditures such as spare parts, simulators (including Express's new EMB-145 aircraft described below) and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Continental has also entered into agreements or letters of intent with several outside parties to lease or purchase five DC-10-30 aircraft and one Boeing 747 aircraft which are expected to be delivered by mid 1997.

During 1996, Continental took delivery of a total of five new Boeing aircraft which consisted of three 737-500 aircraft and two 757-200 aircraft. In addition, Continental also purchased three DC-10-30 aircraft and two McDonnell Douglas ("MD")-82 aircraft and leased four DC-10-30 aircraft.

In September 1996, Express placed an order for 25 firm EMB-145 50-seat regional jets, with options for an additional 175 aircraft. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. However, if the Company fails to confirm the first tranche of 25 options by August 1997, the rent associated with the 25 firm aircraft will increase by an aggregate of $33.6 million over the 16-year life of the leases. Express took delivery of two of the firm aircraft in late December 1996 and will take delivery of the remaining 23 firm aircraft during the period from January 1, 1997 through the second quarter of 1998. The Company expects to account for all of these aircraft as operating leases. During 1996, Express also took delivery of 12 Beech 1900-D aircraft and eight Avions de Transport Regional ("ATR") 42-500 aircraft.

In 1996, Continental incurred cash expenditures under operating leases relating to aircraft of approximately $568 million, compared to $521 million for 1995. Cash expenditures relating to facilities and other rentals amounted to $210 million in 1996, compared to $229 million in 1995. In addition, Continental has capital requirements relating to compliance with regulations that are discussed below. See "Regulatory Matters".

In July 1996, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. The loan was made in two tranches -- a $180 million five-year amortizing term loan with a current floating interest rate of either Eurodollar plus 1.75% or Prime plus 0.75% and a $140 million seven-year amortization extended loan with a floating interest rate of either Eurodollar plus 2.00% or Prime plus 1.00%. The loan is secured by the stock of CMI and substantially all its unencumbered assets, consisting primarily of CMI's route authorities, and is guaranteed by Continental and AMI.

The bank financing contains significant financial covenants relating to CMI, including maintenance of a minimum fixed charge coverage ratio, a minimum consolidated net worth and minimum liquidity, and covenants restricting CMI's leverage, its incurrence of certain indebtedness and its pledge of assets. The financial covenants also limit the ability of CMI to pay dividends to Continental. As of December 31, 1996, CMI had a minimum cash balance requirement of $25 million, net assets of $185 million and was restricted from paying dividends in excess of $6 million. As a result of the recent weakness of the yen against the dollar and increased fuel costs, CMI's operating earnings declined during the third and fourth quarter of 1996 as compared to similar periods in 1995, and are not expected to improve materially absent a stronger yen or reduced fuel costs. In January 1997, CMI elected to prepay $25 million of principal amount of its bank financing rather than use such cash for other purposes.

CMI used the net proceeds of the financing to prepay $160 million in principal amount of indebtedness to GE and to pay transaction costs, and Continental used the $136 million in proceeds received by it as a dividend from CMI, together with approximately $28 million in cash on hand, to prepay approximately $164 million in principal amount of indebtedness to GE. The bank financing does not contain any restrictive covenants at the Continental parent level, and none of the assets of Continental Airlines, Inc. (other than its stock in AMI) is pledged in connection with the new financing.

CMI entered into an interest rate swap agreement and an interest rate cap agreement to reduce the impact of potential increases in interest rates on its bank financing that was completed in July 1996. The notional value on the interest rate swap agreement is $320 million and was effective from August 30, 1996 through January 30, 1997. The interest rate cap agreement has a notional value of $153 million and is effective from January 31, 1997 through July 31, 2001.

In July 1996, the Company announced plans to expand its gates and related facilities at Houston's Intercontinental Airport into Terminal B, as well as planned improvements at Terminal C. The expansion, which will include the construction of a new automated people mover system linking Terminal B and Terminal C, is expected to cost approximately $160 million (exclusive of capitalized interest), which the Company expects will be funded principally by the issuance of tax-exempt special facilities revenue bonds by the City of Houston. In connection therewith, the Company expects to enter into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which will have a term no longer than 30 years.

The Company is also exploring facility expansions at Cleveland and Newark which would require, among other matters, agreements to be reached with the applicable airport authority. The Company anticipates that any such expansions would be financed by tax-exempt bonds.

Continental's History of Operating Losses. Although Continental recorded net income of $319 million in 1996 and $224 million in 1995, it had experienced significant operating losses in the previous eight years. In the long term, Continental's viability depends on its ability to sustain profitable results of operations.

Aircraft Fuel. Since fuel costs constitute a significant portion of Continental's operating costs (approximately 13.3% for the year ended December 31, 1996), significant changes in fuel costs would materially affect the Company's operating results. Jet fuel prices have increased significantly since December 31, 1995. Fuel prices continue to be susceptible to international events, and the Company cannot predict near or longer-term fuel prices. The Company has entered into petroleum option contracts to provide some short-term protection (generally, three to six months) against a sharp increase in jet fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result.

Certain Tax Matters. The Company's United States federal income tax return for the year ended December 31, 1996, is expected to reflect net operating loss carryforwards ("NOLs") of $2.3 billion, of which $1.1 billion are not subject to the limitations of Section 382 of the Internal Revenue Code ("Section 382"). As a result, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.1 billion of taxable income following December 31, 1996. For financial reporting purposes, Continental began accruing tax expense on its income statement during the second quarter of 1996.

Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under
Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.48% for February 1997). Unused annual limitations may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's NOL utilization would be limited to approximately $100 million per year.

Realization of a substantial portion of the Company's NOLs will require the completion by April 27, 1998, of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company has consummated several such transactions and currently intends to consummate one or more additional transactions. If the Company were to determine in the future that such transactions will not be completed and if future income is not sufficient to recognize the benefit of previously completed transactions, an adjustment to the net deferred tax liability of up to $85 million would be charged to income in the period such determination was made.

CMI. CMI's operating profit margins have generally been greater than the Company's margins overall. In addition to its non-stop service between Honolulu and Tokyo, CMI serves resort destinations in the Micronesian Islands that cater primarily to Japanese leisure travelers. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the dollar. Appreciation of the yen against the dollar during 1994 and 1995 increased CMI's profitability, while a decline of the yen against the dollar in 1996 reduced CMI's profitability. To reduce the potential negative impact on CMI's dollar earnings, CMI, from time to time, purchases average rate options as a hedge against a portion of its expected net yen cash flow position. Any significant and sustained decrease in traffic or yields to and from Japan could materially adversely affect Continental's consolidated profitability.

Principal Stockholder. On November 21, 1996, Air Partners exercised its right to sell to the Company, and the Company subsequently purchased, for $50 million, warrants to purchase 2,614,379 shares of Class B common stock (representing a portion of the total warrants held by Air Partners) pursuant to an agreement entered into earlier in 1996 with the Company. As of February 14, 1997, Air Partners held approximately 9.5% of the common equity interest and 40.5% of the general voting power of the Company. If all the remaining warrants held by Air Partners had been exercised on February 14, 1997, approximately 19.6% of the common equity interest and 52.6% of the general voting power of the Company would have been held by Air Partners. As discussed in "Capital Structure. Corporate Governance", in May 1996, Air Canada sold, on the open market, 4,400,000 shares of Class B common stock pursuant to the Secondary Offering and in January 1997, divested the remainder of its initial investment in Continental common stock by selling on the open market 5,600,000 shares of Class B common stock. Shares of Class A common stock may be freely converted into an equal number of shares of Class B common stock. Such conversions effectively increase the relative voting power of those Class A common stockholders who do not convert. As of February 14, 1997, stockholders had converted 618,436 shares of Class A common stock for an equal number of shares of Class B common stock.

Various provisions in the Company's Certificate of Incorporation and Bylaws currently provide Air Partners with the right to elect one-third of the directors in certain circumstances; these provisions could have the effect of delaying, deferring or preventing a change in the control of the Company.

Risk Factors Relating to the Airline Industry

Industry Conditions and Competition. The airline industry is highly competitive and susceptible to price discounting. The Company has in the past both responded to discounting actions taken by other carriers and initiated significant discounting actions itself. Continental's competitors include carriers with substantially greater financial resources (and in certain cases, lower cost structures), as well as smaller carriers with low cost structures. Airline profit levels are highly sensitive to, and during recent years, have been severely impacted by changes in fuel costs, fare levels (or "average yield") and passenger demand. Passenger demand and yields have been affected by, among other things, the general state of the economy, international events and actions taken by carriers with respect to fares. From 1990 to 1993, these factors contributed to the domestic airline industry's incurring unprecedented losses. Although fare levels have increased recently, fuel costs have also increased significantly. In addition, significant industry-wide discounts could be reimplemented at any time, and the introduction of broadly available, deeply discounted fares by a major United States airline would likely result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

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

Regulatory Matters. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. The Company expects to continue incurring expenses for the purpose of complying with the FAA's noise and aging aircraft regulations. In addition, several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions.

Management believes that the Company benefitted significantly from the expiration of the aviation trust fund tax (the "ticket tax") on December 31, 1995, although the amount of any such benefit directly resulting from the expiration of the ticket tax cannot precisely be determined. The ticket tax was reinstated on August 27, 1996, and expired again on December 31, 1996. Management believes that the reimposition of the ticket tax is imminent. Nevertheless, the amount of the negative impact directly resulting from the reimposition of the ticket tax cannot be precisely determined.

Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that are amendable. Continental cannot predict what laws and regulations may be adopted or their impact, but there can be no assurance that laws or regulations currently proposed or enacted in the future will not adversely affect the Company.

Seasonal Nature of Airline Business. Due to the greater demand for air travel during the summer months, revenue in the airline industry in the third quarter of the year is generally significantly greater than revenue in the first quarter of the year and moderately greater than revenue in the second and fourth quarters of the year for the majority of air carriers. Continental's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare wars, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions.

ITEM 2.  PROPERTIES.

Flight Equipment

As shown in the following table, Continental's (including CMI's) jet aircraft fleet consisted of 317 jets and was comprised of 11 different types and series of aircraft at December 31, 1996.

                                            Seats
                   Total                 in Standard  Average Age
  Type            Aircraft Owned Leased Configuration  (In Years)

Four Engine

747-200*             2       -        2       426         24.5

Three Engine

DC-10-10             6       -        6       287         24.2
DC-10-30            17       1       16       242         19.8
727-200*            44       2       42       149         20.1

Two Engine

737-500             37       1       36       104          2.1
737-300             65       8       57       128          9.4
737-200*            17      15        2       100         27.5
737-100*            13      13        -        95         28.3
757-200             17       -       17       183          2.0
MD-80               69      11       58       141         12.0
DC-9-30*            30       3       27       103         24.9

                   317      54      263                   14.3

*Stage 2 (noise level) aircraft.

The table above excludes four all-cargo 727 aircraft at CMI, three A300 and one 747 Continental aircraft that were removed from service in 1995 and four DC-10-30 Continental aircraft that were delivered in 1996, but were not placed into service until 1997.

Substantially all of the aircraft and engines owned by Continental are subject to mortgages.

The FAA has adopted rules pursuant to the Airport Noise and Capacity Act of 1990 that require a scheduled phase out of Stage 2 aircraft during the 1990's. As a result of Continental's acquisition of a number of new aircraft and the retirement of older Stage 2 aircraft in recent years, 66.6% of Continental's current jet fleet was composed of Stage 3 aircraft at December 31, 1996. The Company plans to retire the remainder of its Stage 2 jet fleet (excluding those aircraft operated by CMI) prior to the year 2000 in order to comply with such rules. Scheduled deliveries of the Company's Boeing aircraft orders are expected to reduce the average age of the Company's jet fleet from 14.3 years to 8.2 years by the end of 1999.

During 1996, Continental took delivery of a total of five new Boeing aircraft which consisted of three 737-500 aircraft and two 757-200 aircraft. In addition, Continental also purchased three DC-10-30 aircraft and two MD-82 aircraft and leased four DC-10-30 aircraft.

As of December 31, 1996, Express operated a fleet of 99 aircraft, as follows:

                                            Seats
                   Total                 in Standard  Average Age
  Type            Aircraft Owned Leased Configuration  (In Years)

ATR-72                3      3       -         64          2.4
ATR-42-320           31      3      28         46          6.9
ATR-42-500            8      -       8         48          0.3
EMB 120              32     22      10         30          7.4
Beech 1900-D         25     25       -         19          0.9

                     99     53      46                     4.9

Not included in the table above are two EMB-145 aircraft currently being used as training aircraft and one ATR-42 aircraft owned by the Company and currently leased to a third party.

During 1996, Express took delivery of 12 Beech 1900-D aircraft, eight ATR 42-500 aircraft and two EMB-145 aircraft.

See Item 7.  "Management's Discussion and Analysis of Financial
Condition and Results of Operations.  Liquidity and Capital
Commitments" for a discussion of the Company's order for new firm commitment aircraft and related financing arrangements.

Facilities

The Company's principal facilities are located at Newark, Houston Intercontinental, Cleveland and Guam. All these facilities, as well as substantially all of Continental's other facilities, are leased on a long-term, net-rental basis, and Continental is responsible for maintenance, taxes, insurance and other facility-related expenses and services. In certain locations, Continental owns hangars and other facilities on land leased on a long-term basis, which facilities will become the property of the lessor on termination of the lease. At each of its three domestic hub cities and most other locations, Continental's passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport.

In July 1996, the Company announced plans to expand its gates and related facilities at Houston's Intercontinental Airport into Terminal B, as well as planned improvements at Terminal C. The expansion, which will include the construction of a new automated people mover system linking Terminal B and Terminal C, is expected to cost approximately $160 million (exclusive of capitalized interest), which the Company expects will be funded principally by the issuance of tax-exempt special facilities revenue bonds by the City of Houston. In connection therewith, the Company expects to enter into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which will have a term no longer than 30 years.

The Company is also exploring facility expansions at Cleveland and Newark which would require, among other matters, agreements to be reached with the applicable airport authority. The Company anticipates that any such expansions would be financed by tax-exempt bonds.

The Company has lease agreements with the City and County of Denver covering 10 gates and several support facilities on a long-term basis at Denver International Airport. The gates and facilities exceed Continental's needs at the airport and the Company has subleased a portion of the space.

The Company has cargo facilities at Los Angeles International Airport. In July 1996, the Company subleased such facilities to another carrier. In the event such carrier fails to comply with its obligations under the sublease, the Company would be required to perform those obligations.

CMI operates a hub on the island of Guam. In September 1996, the Guam International Airport Authority completed the first phase of a $240 million airport terminal expansion and renovation project. This provided new arrival facilities, inbound baggage carousels and customs halls and increased the number of gates available to CMI from six to 12. Upon completion of the second (and final) phase of the project in July 1998, five new additional gates will be added, including ticket counters and a new pier-sort outbound baggage system. The completed project is expected to triple the size of the terminal complex and increase the cost of CMI's operations in Guam by approximately $15 million a year.

Continental also maintains administrative offices, airport and terminal facilities, training facilities and other facilities related to the airline business in the cities it serves.

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of USAir related to the East End Terminal at LaGuardia Airport in New York. In the event USAir defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to reoccupy the terminal.

ITEM 3.  LEGAL PROCEEDINGS.

Plan of Reorganization

The Company's Plan of Reorganization, which became effective on April 27, 1993, upon emergence from bankruptcy (the "Plan of Reorganization"), provides for the full payment of all allowed administrative and priority claims. Pursuant to the Plan of Reorganization, holders of allowed general unsecured claims are entitled to participate in a distribution of 3,800,000 shares of the Company's Class A common stock, 10,084,736 shares of the Company's Class B common stock, and $6,523,952 of cash and have no further claim against the Company. The Plan of Reorganization provided for this distribution to be issued initially in trust to a distribution agent and thereafter for distributions to be made from the trust from time to time as disputed claims are resolved. The distribution agent must reserve from each partial distribution of stock or cash to allow a complete pro rata distribution to be made to each holder of a disputed claim in the event such claim is eventually allowed, unless the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") establishes a lower reserve or estimates the claim at a lesser amount for purposes of distribution. As of December 31, 1996, there remained 584,397 shares of Class A common stock, 1,528,626 shares of Class B common stock, and approximately $942,000 of cash available for distribution. The stock and cash set aside for distribution to prepetition unsecured creditors was fixed in the Plan of Reorganization and will not change as claims are allowed. However, a limited number of proceedings were brought by prepetition creditors seeking to impose additional obligations on the Company.

On December 3, 1990, the Company owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four collateral pools moved in the Bankruptcy Court for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline. Prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees, except for a claim of $117 million for alleged market value decline of 29 aircraft and 81 spare engines in the fourth collateral pool. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The United States District Court for the District of Delaware (the "District Court") dismissed the appeals as moot, and the trustees appealed to the Third Circuit Court of Appeals (the "Third Circuit") seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. The Third Circuit affirmed the District Court's dismissal in February 1996, but subsequently granted a rehearing en banc. In July 1996, the Third Circuit, acting en banc, also affirmed the District Court's dismissal. The trustees petitioned for a writ of certiorari to the U.S. Supreme Court which petition was denied by the U.S. Supreme Court on January 6, 1997. On January 31, 1997, the trustees petitioned the U.S. Supreme Court for a rehearing of the trustees' previous petition. The Company does not believe that the foregoing matter will have a material adverse effect on the Company.

Antitrust Proceedings

In September 1996, the Company signed a settlement agreement providing for the settlement of all claims against it in consolidated antitrust litigation in the U.S. District Court for the District of Minnesota. Continental, along with various other airlines, had been involved in that litigation since February 1995. The plaintiffs claimed that Continental and the other airline defendants conspired to fix and maintain the commissions paid to U.S. travel agents for domestic travel. The plaintiffs also claimed substantial damages. While denying all claims, Continental determined to settle the litigation to avoid the risks and expenses of further litigation. The settlement, which was approved by the court in January 1997, included the payment by Continental of approximately $5 million in 1996 and provided for the complete release of all claims and dismissal of the case against the Company.

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs. The Company (including its predecessors) has been identified as a potentially responsible party at four federal and two state sites that are undergoing or have undergone investigation or remediation. The Company believes that, although applicable case law is evolving and some cases may be interpreted to the contrary, some or all of any liability claims associated with these sites were discharged by confirmation of the Company's Plan of Reorganization, principally because the Company's exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, the Company believes that its potential liability for its allocable share of the cost to remedy each site (to the extent the Company is found to have liability) is not, in the aggregate, material; however, the Company has not been designated a "de minimis" contributor at any of such sites.

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

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Continental's common stock trades on the New York Stock Exchange.
The table below shows the high and low sales prices for the Company's Class A common stock and Class B common stock as reported on the New York Stock Exchange during 1995 and 1996.

                              Class A             Class B
                            Common Stock        Common Stock
                           High      Low       High      Low
1995 First Quarter . . .  6-1/16    3-1/2     6-1/8     3-1/4
     Second Quarter. . . 12-7/8     5-3/16   12-7/8     5-5/16
     Third Quarter . . . 19-7/8    11-9/16   20-1/16   11-11/16
     Fourth Quarter. . . 23-7/16   17-3/16   23-3/4    17-3/8

1996 First Quarter . . . 27        19-1/8    28-3/16   19-7/16
     Second Quarter. . . 31-1/16   25-7/8    31-7/16   26-9/16
     Third Quarter . . . 31        21        31-1/8    21-1/8
     Fourth Quarter. . . 30-5/8    22        30-3/4    22-5/8

As of February 14, 1997, there were approximately 3,446 and 12,334 holders of record of Continental's Class A common stock and Class B common stock, respectively.

The Company has not paid any cash dividends on its common stock. Because the Company continues to believe it is important to strengthen the Company's balance sheet and liquidity, the Company has no current intention of paying regular cash dividends on its common stock, but may consider repurchase of its common stock under certain market conditions.

The Company's Certificate of Incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. The Company's Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently requires that no more than 25% of the voting stock of the Company (or any other domestic airline) may be owned directly or indirectly by persons who are not citizens of the United States. Within the past year, Air Canada, Continental's only significant foreign stockholder, sold all of its Continental common stock that was included on the foreign stock register. See Item 1. "Business. Capital Structure".

ITEM 6.  SELECTED FINANCIAL DATA.

The table on the following page sets forth certain consolidated financial data of (i) the Company at December 31, 1996, 1995, 1994 and 1993 and for the years ended December 31, 1996, 1995 and 1994 and the period April 28, 1993 through December 31, 1993 and
(ii) the Predecessor Company (see "1993 Reorganization" below), for the period January 1, 1993 through April 27, 1993 and as of and for the year ended December 31, 1992 (in millions, except per share data).

1993 Reorganization

As used on the following page, the term "Reorganized Company" refers to Continental Airlines, Inc. and its subsidiaries. The Company reorganized under Chapter 11 of the federal bankruptcy code in April 1993, after having filed for protection in December 1990. Pursuant to the Reorganization, Continental Airlines Holdings, Inc. (together with its subsidiaries, "Holdings" or the "Predecessor Company"), which had been the Company's parent, merged with and into the Reorganized Company.

As a result of the adoption of fresh start reporting in accordance with SOP 90-7, upon consummation of the Company's Plan of Reorganization (see Item 3. "Legal Proceedings. Plan of Reorganization"), the consolidated financial statements of the Predecessor Company and the Reorganized Company have not been prepared on a consistent basis of accounting and are separated by a vertical black line. The Reorganized Company includes Continental CRS (formerly System One prior to April 27, 1995) (see
Item 1. - "Business. Competition and Marketing") and other businesses that had been consolidated with Holdings prior to April 28, 1993 (but not with pre-reorganized Continental).

ITEM 6.  SELECTED FINANCIAL DATA (Continued)

                              Reorganized Company (1)(2)(3)       Predecessor Company (2)(3)
                                                      April 28,    January 1,
                                                     1993 through 1993 through  Year Ended
                           Year Ended December 31,   December 31,   April 27,  December 31,
                          1996     1995      1994        1993         1993         1992
Operating revenue. . . . $6,360   $5,825    $5,670      $3,910       $1,857       $5,459

Operating income (loss).    525      385       (11)         95         (114)        (106)

Income (loss) before
  extraordinary gain
  (loss) . . . . . . . .    325      224      (613)        (39)        (979)        (125)

Net income (loss). . . .    319      224      (613)        (39)       2,640         (125)

Earnings (loss) per
  common and common
  equivalent share:
    Income (loss)
      before extra-
      ordinary loss. . .   4.97     3.60    (11.88)      (1.17)         *          (1.35)

    Net income (loss). .   4.87     3.60    (11.88)      (1.17)         *          (1.35)

Earnings (loss) per
  common share
  assuming full
  dilution:
    Income (loss)
      before extra-
      ordinary loss. . .   4.19     3.15    (11.88)      (1.17)         *          (1.35)

    Net income (loss). .   4.11     3.15    (11.88)      (1.17)         *          (1.35)


*Not meaningful.

ITEM 6.  SELECTED FINANCIAL DATA (Continued)

                                                                               Predecessor
                                           Reorganized Company (1)(2)          Company (2)
                                               December 31,                    December 31,
                                     1996      1995       1994       1993          1992
Total assets . . . . . . . . . . . $5,206    $4,821      $4,601     $5,099       $3,253

Debt and capital lease obligations
  in default (4) . . . . . . . . .      -         -         490          -            -

Estimated liabilities subject to
  Chapter 11 reorganization
  proceedings. . . . . . . . . . .      -         -           -          -        3,907

Long-term debt and capital lease
  obligations. . . . . . . . . . .  1,624     1,658       1,202      1,775          228

Minority interest. . . . . . . . .     15        27          26         22            -

Continental-Obligated Mandatorily
  Redeemable Preferred Securities
  of Subsidiary Trust holding
  solely Convertible Subordinated
  Debentures (5) . . . . . . . . .    242       242           -          -            -

Redeemable preferred stock . . . .     46        41          53         47          102



(1)  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results
     of Operations.  Results of Operations" for a discussion of significant transactions in
     1996, 1995 and 1994.  1996 results include a $128 million fleet disposition charge associated with the Company's decision to accelerate the replacement of certain aircraft between August 1997 and December 1999.  The fleet disposition charge relates primarily to (i) the writedown of Stage 2 aircraft inventory to its estimated fair value and (ii)
     a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.  1995 results include a $108 million gain ($30 million after taxes) from the System One transactions.  1994 results include a provision of
     $447 million associated with the planned early retirement of certain aircraft and closed or underutilized airport and maintenance facilities and other assets.
(2)  Certain reclassifications have been made in prior years' financial statements to conform to the 1996 presentation.
(3)  No cash dividends were paid on common stock during the periods shown.
(4)  The Company's failure to make certain required payments in 1994 to certain lenders and aircraft lessors constituted events of default under the respective agreements with such parties.  These events of default were cured in 1995.
(5)  The sole assets of the Continental-Obligated Mandatorily Redeemable Preferred Securities
     of Subsidiary Trust ("Trust") are Convertible Subordinated Debentures, with an aggregate principal amount of $250 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020.  Upon repayment, the Trust will be mandatorily redeemed.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements.
In connection therewith, please see the cautionary statements contained in Item 1. "Business. Risk Factors Relating to the Company" and "Business. Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements. Hereinafter, the terms "Continental" and the "Company" refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.

Results of Operations

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended December 31, 1996.

Comparison of 1996 to 1995. The Company recorded consolidated net income of $319 million and $224 million for the years ended December 31, 1996 and 1995, respectively, including a $128 million fleet disposition charge ($77 million after taxes) and a $6 million after-tax extraordinary loss relating to the early extinguishment of debt in 1996. Continental's financial and operating performance improved significantly in 1996 compared to 1995, reflecting, among other things, continued implementation of the Company's strategic program to enhance the fundamentals of its operations, rationalize capacity, improve customer service and employee relations and strengthen its balance sheet and liquidity. Management believes that the Company benefitted significantly from the expiration of the aviation trust fund tax (the "ticket tax") on December 31, 1995, although the amount of any such benefit directly resulting from the expiration of the ticket tax cannot precisely be determined. The ticket tax was reinstated on August 27, 1996, and expired again on December 31, 1996. Management believes that the reimposition of the ticket tax is imminent. Nevertheless, the amount of the negative impact directly resulting from the reimposition of the ticket tax cannot be precisely determined.

Implementation of the Company's route realignment and capacity rationalization initiatives increased capacity by 0.8% in 1996 as compared to 1995. This increase in capacity, combined with a 4.7% increase in traffic, produced a 2.5 percentage point increase in load factor to 68.1%. This higher load factor, combined with a 4.7% increase in the average yield per revenue passenger mile, contributed to a 10.7% increase in passenger revenue to $5.9 billion in 1996.

Cargo, mail and other revenue decreased 6.5%, $34 million, from 1995 to 1996 primarily as a result of a series of transactions entered into with a former subsidiary, System One Information Management, Inc. ("System One") (which were effective April 27,
1995). Partially offsetting such decrease was an increase in other revenue resulting from a wet lease agreement with Alitalia Airlines, an agreement with DHL International to operate a sorting and distribution hub in Manila and an increase in revenue related to frequent flyer mileage credits sold to participating partners in the Company's frequent flyer program.

Wages, salaries and related costs increased 8.2%, $117 million, during 1996 as compared to 1995 due in part to an increase in the average number of full-time equivalent employees from approximately 33,700 for the year ended December 31, 1995 to approximately 34,300 for the year ended December 31, 1996. The increase is also attributable to pay increases effective July 1, 1996 for Continental's jet pilots and substantially all of its non-unionized employees and an increase in base wages and per diem payments for flight attendants resulting from the Company's collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") representing Continental's flight attendants. In addition, increases in employee profit sharing and other incentive programs, including the payment of bonuses for on-time airline performance, increased wages and salaries.

Aircraft fuel expense increased 13.7%, $93 million, from 1995 to 1996. The average price per gallon, net of fuel hedging gains of $65 million, increased 10.7% from 55.0 cents in 1995 to 60.9 cents in 1996. In addition, there was a 2.1% increase in the quantity of jet fuel used from 1.203 billion gallons during 1995 to 1.228 billion gallons during 1996, principally reflecting increased capacity.

Aircraft rentals increased 2.4%, $12 million, from 1995 to 1996, primarily as a result of the delivery of new aircraft throughout
1996. Such increase was partially offset by retirements of certain leased aircraft and refinancings of certain leased aircraft.

Commissions expense increased 4.3%, $21 million, in 1996 compared to 1995, primarily due to a 10.7% increase in passenger revenue, partially offset by a decrease in the percentage of commissionable revenue.

Maintenance, materials and repairs increased 7.5%, $32 million, during 1996 as compared to 1995, principally due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

During the third quarter of 1996, the Company made the decision to accelerate the replacement of 30 DC-9-30 aircraft, six DC-10-10 aircraft, 31 727-200 aircraft, 13 737-100 aircraft and 17 737-200 aircraft between August 1997 and December 1999. As a result of its decision to accelerate the replacement of these aircraft, the Company recorded a fleet disposition charge of $128 million ($77 million after taxes). The fleet disposition charge relates primarily to (i) the writedown of Stage 2 aircraft inventory, which is not expected to be consumed through operations, to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.

Interest expense decreased 22.5%, $48 million, from 1995 to 1996, primarily due to principal reductions of long-term debt and capital lease obligations as a result of the Company's refinancing initiatives.

Interest income increased 38.7%, $12 million, in 1996 compared to 1995, principally due to an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) for the year ended December 31, 1996 includes a $13 million gain related to the sale of approximately 1.4 million shares of America West Airlines, Inc. ("America West") common stock, a $5 million gain related to the sale of the America West warrants and foreign currency gains and losses (primarily related to the Japanese yen and the British pound).

Nonoperating income (expense) for the year ended December 31, 1995 primarily consisted of a pre-tax gain of $108 million from the System One transactions. Additionally in 1995, the bankruptcy court approved a settlement resolving certain claims filed by the Company for the return of certain aircraft purchase deposits. As a result of the settlement, the Company recorded a $12 million gain in 1995, included in other nonoperating income (expense). These gains were partially offset by an additional provision of $14 million for underutilized airport facilities and other assets (primarily associated with Denver International Airport, "DIA") and a $5 million pretax charge which represented a waiver fee to a major creditor of the Company.

The income tax provision for the year ended December 31, 1996 of $86 million consists of federal, state and foreign income taxes. During 1996, the Company utilized previously unbenefitted net operating loss carryforwards ("NOLs"), created subsequent to the Company's 1993 emergence from bankruptcy, and began accruing income tax expense in the second quarter. A provision for federal income taxes was recorded for the year ended December 31, 1995 related to the System One transactions. No additional provision was recorded in 1995 due to the previously incurred NOLs for which a tax benefit had not previously been recorded.

Comparison of 1995 to 1994. Continental's financial and operating performance improved dramatically in 1995, reflecting among other things implementation of a new strategic program by the Company to enhance the fundamentals of its operations, rationalize capacity (including the elimination of "Continental Lite" operations - a network of short-haul, no-frills, low-fare flights), improve customer service and employee relations and strengthen Continental's balance sheet and liquidity. The Company recorded consolidated net income of $224 million for the year ended December 31, 1995, after recording $31 million in employee profit sharing, as compared to a consolidated net loss of $613 million for the year ended December 31, 1994. The Company's net income in 1995 included a $30 million after-tax gain on the System One transactions.
During the fourth quarter of 1994, the Company recorded a provision of $447 million, which included $278 million associated primarily with the planned early retirement of certain aircraft and $169 million relating to closed or underutilized airport and maintenance facilities and other assets.

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

Cargo, mail and other revenue decreased 17.5%, $111 million, from 1994 to 1995, principally as a result of the System One transactions (which were effective April 27, 1995).

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

Aircraft rentals increased 14.8%, $64 million, from 1994 to 1995, primarily as a result of the delivery of new 737 and 757 aircraft from Boeing during late 1994 and throughout 1995. Such increase was partially offset by retirements and groundings of certain leased aircraft.

Commission expense increased 11.4%, $50 million, from 1994 to 1995, primarily due to increased passenger revenue and higher average effective commission rates associated with the Company's targeted travel initiatives and the elimination of noncommissionable
Continental Lite fares.

Maintenance, materials and repairs decreased 13.3%, $66 million, from 1994 to 1995, principally due to the replacement of older aircraft with new aircraft, a reduction in the fleet size and the volume and timing of overhauls as part of the Company's ongoing maintenance program. Such decreases were partially offset by the shift of scheduled maintenance work to outside suppliers, which resulted in the entire cost of maintenance work performed by outside suppliers being included in maintenance, materials and repairs, whereas when Continental performs its own maintenance work, a portion of such cost is classified as wages, salaries and related costs.

Other rentals and landing fees decreased by 9.2%, $36 million, from 1994 to 1995, principally due to reduced facility rentals and landing fees resulting from downsizing operations.

Other operating expense decreased 6.3%, $88 million, from 1994 to 1995, primarily as a result of the System One transactions (which were effective April 27, 1995), coupled with decreases in advertising expense, aircraft servicing expense and catering expense. Such decreases were partially offset by increases in reservations and sales expense and other miscellaneous expense.

Interest expense decreased 11.6%, $28 million, from 1994 to 1995, primarily due to the reduced accretion of deferred credits recorded in connection with the Company's adjustment of operating leases to fair market value as of April 27, 1993 upon emergence from bankruptcy and principal reductions of long-term debt and capital lease obligations. Such decrease was partially offset by accrued interest on the convertible secured debentures.

Interest capitalized decreased 64.7%, $11 million, from 1994 to 1995, principally due to a decrease in the average balance of purchase deposits for flight equipment.

Interest income increased 34.8%, $8 million, from 1994 to 1995, primarily due to an increase in the average balance of cash and cash equivalents.

The Company recorded a pretax gain of $108 million related to the System One transactions in Nonoperating Income (Expense) in the accompanying Consolidated Statement of Operations. The tax provision related to these transactions totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million.

In 1995, the bankruptcy court approved a settlement resolving certain claims filed by the Company for the return of certain aircraft purchase deposits. As a result of the settlement, the Company recorded a $12 million gain in 1995, which was classified in Other, net in the accompanying Consolidated Statement of Operations. This gain was offset by an additional provision of $14 million for underutilized airport facilities and other assets (primarily associated with DIA) and a $5 million pretax charge related to the purchase of warrants held by Air Canada, a Canadian corporation. The Company's Other, net in 1994 included gains of $10 million relating primarily to a gain on the sale of 10 Beech aircraft and five spare engines, offset by foreign exchange losses of $5 million (primarily related to Japanese yen-denominated transactions). In addition, during the fourth quarter of 1994, the Company recorded a provision of $447 million, which included $278 million associated primarily with the planned early retirement of certain aircraft and $169 million relating to closed or underutilized airport and maintenance facilities and other assets.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations for each of the three years in the period ended
December 31, 1996 is as follows:

                          Net Increase/        Net Increase/
                           (Decrease)           (Decrease)
                    1996    1996-1995    1995    1995-1994    1994
Revenue pas-
 senger miles
 (millions) (1). . 41,914      4.7 %    40,023     (3.8)%    41,588
Available seat
 miles (2) . . . . 61,515      0.8 %    61,006     (7.4)%    65,861
Block hours
 (thousands) (3) .  1,131      3.3 %     1,095     (4.6)%     1,148
Passenger load
 factor (4). . . .  68.1%      2.5 pts.  65.6%      2.5 pts.  63.1%
Breakeven pas-
 senger load
 factor (5). . . .  60.7%     (0.1)pts.  60.8%     (2.1)pts.  62.9%
Passenger revenue
 per available
 seat mile
 (cents) (6) . . .   8.93      8.9 %      8.20     13.6 %      7.22
Total revenue per
 available seat
 miles (cents)
 (7) . . . . . . .   9.80      8.6 %      9.02     13.5 %      7.95
Operating cost
 per available
 seat mile
 (cents) (8),
 (12). . . . . . .   8.77      4.9 %      8.36      6.4 %      7.86
Operating cost
 per block
 hour (12) . . . . $4,772      2.5 %    $4,655      3.3 %    $4,506
Average yield
 per revenue
 passenger
 mile (cents) (9).  13.10      4.7 %     12.51      9.4 %     11.44
Average fare per
 revenue
 passenger . . . .$143.27      7.6 %   $133.21     18.2 %   $112.71
Revenue passengers
 (thousands) . . . 38,332      2.0 %    37,575    (11.0)%    42,202
Average length of
 aircraft flight
 (miles) . . . . .    896      7.2 %       836     15.0 %       727
Average daily
 utilization of
 each aircraft
 (hours) (10). . .   9:53      3.7 %      9:32     (4.2)%      9:57
Actual aircraft
 in fleet at end
 of period (11). .    317      2.6 %       309     (6.4)%       330

_______________

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3) The number of hours an aircraft is operated in revenue service from gate to gate.
 (4)  Revenue passenger miles divided by available seat miles.
 (5) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (6)  Passenger revenue divided by available seat miles.
 (7)  Total revenue divided by available seat miles.
 (8)  Operating expenses divided by available seat miles.
 (9) The average revenue received for each mile a revenue passenger is carried.
(10) The average block hours flown per day in revenue service per aircraft.
(11) 1996 excludes four all-cargo 727 aircraft at CMI, three A300 and one 747 Continental aircraft that were removed from service in 1995 and four DC-10-30 Continental aircraft that were delivered in 1996, but were not placed into service until 1997.
(12)  1996 excludes fleet disposition charge totaling $128 million.

Liquidity and Capital Commitments

During 1996, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings:

- In the first and second quarters of 1996, the Company financed one owned aircraft and exercised its right under 22 existing leveraged aircraft leases to cause the owner/ lessor's debt underlying these leases to be refinanced. The lower borrowing costs obtained in the refinancing allowed Continental's operating lease expense for the affected aircraft to be reduced by more than $17 million annually.

- In January and February 1996, Continental repurchased or redeemed without prepayment penalty the remaining amount of its Series A convertible secured debentures for $125 million (including payment-in-kind interest of $7 million).

- In February 1996, Continental sold approximately 1.4 million of the 1.8 million shares it owned in America West, realizing net proceeds of $25 million and recognizing a gain of $13 million. In May 1996, the Company sold all of its 802,860 America West warrants, realizing net proceeds of $7 million and recognizing a gain of $5 million.

- In March 1996, Continental completed the offering of $230 million of 6-3/4% convertible subordinated notes.

- In March 1996, Continental repaid $257 million of secured indebtedness to General Electric Capital Corporation, General Electric Company and certain affiliates (any one or more of such entities, "GE") (of which $47 million was required as a result of the convertible debt financing and the America West stock sale and $210 million was an optional prepayment), resulting in the elimination of certain restrictive covenants.

- In July 1996, Continental's 91%-owned subsidiary, Continental Micronesia, Inc. ("CMI") consummated a $320 million secured term loan financing with a group of banks and other financial institutions. Continental and CMI used the net proceeds, together with available cash, to prepay approximately $324 million in principal amount of GE indebtedness. The bank financing reduced interest expense by $3 million in 1996 and is expected to result in a savings in interest expense of $6 million in 1997, based on current rates. The bank financing does not contain any restrictive covenants at the Continental parent level, and none of the assets of the parent company (other than its stock in Air Micronesia, Inc., CMI's parent company) is pledged in connection with the financing. Accordingly, this transaction freed up over $1 billion of collateral at Continental which was previously pledged under the terms of the GE debt agreements.

- In December 1996, the Company sold $250 million principal amount of 9-1/2% senior notes due 2001. The net proceeds of $244 million were added to the Company's available cash resources.

As of December 31, 1996, Continental had approximately $1.9 billion (including current maturities) of long-term debt and capital lease obligations, and had approximately $884 million of minority interest, Continental-obligated mandatorily redeemable preferred securities of subsidiary trust, redeemable preferred stock and common stockholders' equity, a ratio of 2.1 to 1. As of December 31, 1995, the ratio of long-term debt and capital lease obligations (including current maturities) to minority interest, Continental-obligated mandatorily redeemable preferred securities of subsidiary trust, redeemable preferred stock and common stockholders' equity was 3.1 to 1.

The Company had, as of December 31, 1996, deferred tax assets aggregating $1.3 billion, including $804 million of NOLs. The Company recorded a valuation allowance of $694 million against such assets as of December 31, 1996. Realization of a substantial portion of the Company's remaining NOLs will require the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company has consummated several such transactions and currently intends to consummate one or more additional transactions. If the Company were to determine in the future that such transactions will not be completed and if future income is not sufficient to recognize the benefit of previously completed transactions, an adjustment to the net deferred tax liability of up to $85 million would be charged to income in the period such determination was made.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.1 billion of taxable income following December 31, 1996. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.48% for February
1997). Unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's NOL utilization would be limited to approximately $100 million per year.

As of December 31, 1996, Continental has firm commitments with The Boeing Company ("Boeing") to take delivery of a total of 127 jet aircraft during the years 1997 through 2003 with options for an additional 90 aircraft (exercisable subject to certain conditions). These new aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $4.3 billion. Continental has firm commitments of approximately $1.4 billion of backstop financing for its Boeing aircraft orders. Continental currently plans on financing the new Boeing aircraft with enhanced equipment trust certificates or similar financing, subject to availability and market conditions. However, further financing will be needed to satisfy Continental's capital commitment for other aircraft-related expenditures such as spare parts, simulators (including Continental Express's new Embraer ("EMB")-145 aircraft described below) and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Continental has also entered into agreements or letters of intent with several outside parties to lease or purchase five DC-10-30 aircraft and one Boeing 747 aircraft which are expected to be delivered by mid 1997.

During 1996, Continental took delivery of a total of five new Boeing aircraft which consisted of three 737-500 aircraft and two 757-200 aircraft. In addition, Continental also purchased three DC-10-30 aircraft and two McDonnell Douglas-82 aircraft and leased four DC-10-30 aircraft.

In September 1996, Continental's wholly-owned subsidiary, Continental Express ("Express"), placed an order for 25 firm EMB-145 50-seat regional jets, with options for an additional 175 aircraft. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. However, if the Company fails to confirm the first tranche of 25 options by August 1997, the rent associated with the 25 firm aircraft will increase by an aggregate of $33.6 million over the 16-year life of the leases. Express took delivery of two of the firm aircraft in late December 1996 and will take delivery of the remaining 23 firm aircraft during the period from January 1, 1997 through the second quarter of 1998. The Company expects to account for all of these aircraft as operating leases. During 1996, Express also took delivery of 12 Beech 1900-D aircraft and eight Avions de Transport Regional ("ATR") 42-500 aircraft.

Continental expects its cash outlays for 1997 capital expenditures, exclusive of fleet plan requirements, to aggregate $125 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during 1996 aggregated $84 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

In July 1996, the Company announced plans to expand its gates and related facilities Houston's Intercontinental Airport into Terminal B, as well as planned improvements at Terminal C. The expansion, which will include the construction of a new automated people mover system linking Terminal B and Terminal C, is expected to cost approximately $160 million (exclusive of capitalized interest), which the Company expects will be funded principally by the issuance of tax-exempt special facilities revenue bonds by the City of Houston. In connection therewith, the Company expects to enter into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which will have a term no longer than 30 years.

The Company is also exploring facility expansions at Cleveland and Newark which would require, among other matters, agreements to be reached with the applicable airport authority. The Company anticipates that any such expansions would be financed by tax-exempt bonds.

As of December 31, 1996 the Company had $1.0 billion in cash and cash equivalents (excluding restricted cash), compared to $603 million as of December 31, 1995. Net cash provided by operating activities increased $512 million during the year ended December 31, 1996 compared to the same period in the prior year principally due to earnings improvement. Net cash used by investing activities for the year ended December 31, 1996 compared to the same period in the prior year increased $279 million, primarily as a result of higher capital expenditures in 1996, lower purchase deposits refunded in connection with aircraft delivered in 1996 and proceeds received in 1995 in connection with the System One transactions. This increase was offset in part by proceeds received from (i) sale/leaseback transactions in 1996 and (ii) the sale in 1996 of approximately 1.4 million shares of Continental's America West stock and all of Continental's America West warrants. Net cash used by financing activities increased $177 million primarily due to (i) an increase in the repayment of long-term debt and capital lease obligations, net of proceeds from issuance of debt and other securities, (ii) dividends paid on preferred securities of trust and (iii) a dividend paid to the minority shareholder of CMI in connection with the $320 million secured term loan financing. This increase was offset in part by proceeds received from the consummation of a $320 million secured term loan financing and the issuances of $250 million principal amount of 9-1/2% senior notes and $230 million of 6-3/4% convertible subordinated notes.

Continental does not have general lines of credit and has significant encumbered assets.

Approximately $76 million and $144 million of cash and cash equivalents at December 31, 1996 and 1995, respectively, were held in restricted arrangements relating primarily to workers' compensation claims and in accordance with the terms of certain other agreements. The $320 million financing consummated by CMI in July 1996 contains significant financial covenants relating to CMI, including maintenance of a minimum fixed charge coverage ratio, a minimum consolidated net worth and minimum liquidity, and covenants restricting CMI's leverage, its incurrence of certain indebtedness and its pledge of assets. The financial covenants also limit the ability of CMI to pay dividends to Continental. As of December 31, 1996, CMI had a minimum cash balance requirement of $25 million, net assets of $185 million and was restricted from paying dividends in excess of $6 million. As a result of the recent weakness of the yen against the dollar and increased fuel costs, CMI's operating earnings declined during the third and fourth quarter of 1996 as compared to similar periods in 1995, and are not expected to improve materially absent a stronger yen or reduced fuel costs. In January 1997, CMI elected to prepay $25 million of principal amount of its bank financing rather than use such cash for other purposes.

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

In August 1996, the Company and the IAM which represents the Company's Continental Airlines' flight attendants entered into a collective bargaining agreement which becomes amendable in December 1999. The agreement provides for base wage increases in each year of the contract, a one-time adjustment to certain base wage scales as an equitable adjustment, an increase in per diem payments and other matters, including productivity improvements. In addition, effective July 1, 1996, Continental implemented pay increases for substantially all of its non-unionized employees as part of a three-year plan to increase base wages to be more comparable to industry average wages. The Company anticipates that the pay increases for Continental's flight attendants and its non-unionized employees will result in a cumulative increase in wages, salaries and related costs (assuming no change in the Company's operations) of $60 million through 1997, $104 million through 1998 and $134 million through 1999. CMI's collective bargaining agreement with its flight attendants became amendable in September 1996 and negotiations are in progress to amend this contract. The Company's collective bargaining agreements with its CMI agent-classification employees, CMI mechanics and mechanic-related employees, its Continental Airlines jet pilots and its Express pilots become amendable in March 1997, March 1997, July 1997 and October 1997, respectively. Negotiations are expected to begin in early 1997 to amend these contracts. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the Company's negotiations is unknown at this time. The Company anticipates that it will be able to offset a significant portion of wage and other cost increases with increased labor productivity, reduced interest and lease expenses, reduced distribution costs and other cost savings.

Continental's decision to order 60 new Boeing 737-500 and 737-600 aircraft (which will replace older, less efficient Stage 2 aircraft) is expected to increase ownership costs while generating cost savings in the areas of maintenance, fuel and pilot training.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft rental expense as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company continues to compensate its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product ("E-Ticket") and the Internet for bookings, and reduced interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

                                                       Page No.

Report of Independent Auditors                           F-2

Consolidated Statements of Operations for each of the
  Three Years in the Period Ended December 31, 1996      F-3

Consolidated Balance Sheets as of December 31, 1996
  and 1995                                               F-5

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1996      F-7

Consolidated Statements of Redeemable Preferred Stock
  and Common Stockholders' Equity for each of the
  Three Years in the Period Ended December 31, 1996     F-10

Notes to Consolidated Financial Statements              F-14

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                     ERNST & YOUNG LLP

Houston, Texas
February 10, 1997

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            (In millions of dollars, except per share data)


                                            Year Ended December 31,
                                           1996      1995      1994
Operating Revenue:
 Passenger. . . . . . . . . . . . . . . . $5,871    $5,302    $5,036
 Cargo, mail and other. . . . . . . . . .    489       523       634
                                           6,360     5,825     5,670

Operating Expenses:
 Wages, salaries and related costs. . . .  1,549     1,432     1,532
 Aircraft fuel. . . . . . . . . . . . . .    774       681       741
 Aircraft rentals . . . . . . . . . . . .    509       497       433
 Commissions. . . . . . . . . . . . . . .    510       489       439
 Maintenance, materials and repairs . . .    461       429       495
 Other rentals and landing fees . . . . .    350       356       392
 Depreciation and amortization. . . . . .    254       253       258
 Fleet disposition charge . . . . . . . .    128         -         -
 Other. . . . . . . . . . . . . . . . . .  1,300     1,303     1,391
                                           5,835     5,440     5,681

Operating Income (Loss)                      525       385       (11)

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . . .   (165)     (213)     (241)
 Interest capitalized . . . . . . . . . .      5         6        17
 Interest income. . . . . . . . . . . . .     43        31        23
 Gain on System One transactions. . . . .      -       108         -
 Other, net . . . . . . . . . . . . . . .     20        (7)     (439)
                                             (97)      (75)     (640)

Income (Loss) before Income Taxes,
 Minority Interest and Extraordinary
 Loss . . . . . . . . . . . . . . . . . .    428       310      (651)

Income Tax (Provision) Benefit. . . . . .    (86)      (78)       42













                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            (In millions of dollars, except per share data)


                                            Year Ended December 31,
                                           1996      1995      1994
Income (Loss) before Minority
 Interest and Extraordinary Loss. . . . . $  342    $  232   $  (609)

Minority Interest . . . . . . . . . . . .     (3)       (6)       (4)

Distributions on Preferred Securities
 of Trust, net of applicable income taxes
 of $8 in 1996. . . . . . . . . . . . . .    (14)       (2)        -

Income (Loss) before Extraordinary
 Loss . . . . . . . . . . . . . . . . . .    325       224      (613)

Extraordinary Loss, net of applicable
 income taxes of $4 . . . . . . . . . . .     (6)        -         -

Net Income (Loss) . . . . . . . . . . . .    319       224      (613)

Preferred Dividend Requirements and
 Accretion to Liquidation Value . . . . .     (5)       (9)       (6)

Income (Loss) Applicable to Common
 Shares . . . . . . . . . . . . . . . . . $  314    $  215   $  (619)

Earnings (Loss) per Common and
 Common Equivalent Share:
  Income (loss) before Extraordinary
   Loss . . . . . . . . . . . . . . . . . $ 4.97    $ 3.60   $(11.88)
  Extraordinary Loss. . . . . . . . . . .  (0.10)        -         -
  Net Income. . . . . . . . . . . . . . . $ 4.87    $ 3.60   $(11.88)

Earnings (Loss) per Common Share
 Assuming Full Dilution:
  Income (loss) before Extraordinary
   Loss . . . . . . . . . . . . . . . . . $ 4.19    $ 3.15   $(11.88)
  Extraordinary Loss. . . . . . . . . . .  (0.08)        -         -
  Net Income. . . . . . . . . . . . . . . $ 4.11    $ 3.15   $(11.88)










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED BALANCE SHEETS
            (In millions of dollars, except for share data)

                                           December 31,  December 31,
             ASSETS                           1996          1995
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $76 and $144, respectively . . . . .    $1,061        $  747
 Accounts receivable, net of allowance
  for doubtful receivables of $27 and
  $44, respectively . . . . . . . . . . .       377           351
 Spare parts and supplies, net of
  allowance for obsolescence of $47 and
  $36, respectively . . . . . . . . . . .       111           127
 Prepayments and other assets . . . . . .        85            90
   Total current assets . . . . . . . . .     1,634         1,315

Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . .     1,199         1,107
  Other . . . . . . . . . . . . . . . . .       338           288
                                              1,537         1,395
  Less:  Accumulated depreciation . . . .       370           285
                                              1,167         1,110

 Purchase deposits for flight equipment .       154            48

 Capital leases:
  Flight equipment. . . . . . . . . . . .       396           394
  Other . . . . . . . . . . . . . . . . .        31            28
                                                427           422
  Less:  Accumulated amortization . . . .       152           119
                                                275           303
   Total property and equipment . . . . .     1,596         1,461

Other Assets:
 Routes, gates and slots, net of
  accumulated amortization
  of $212 and $154, respectively. . . . .     1,473         1,531
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net of accumulated amortization
  of $60 and $46, respectively. . . . . .       237           251
 Investments. . . . . . . . . . . . . . .       134           163
 Other assets, net. . . . . . . . . . . .       132           100

   Total other assets . . . . . . . . . .     1,976         2,045

     Total Assets . . . . . . . . . . . .    $5,206        $4,821



                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED BALANCE SHEETS
            (In millions of dollars, except for share data)

                                           December 31,  December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY         1996          1995
Current Liabilities:
 Current maturities of long-term debt . .    $  201        $  163
 Current maturities of capital leases . .        60            58
 Accounts payable . . . . . . . . . . . .       705           617
 Air traffic liability. . . . . . . . . .       661           579
 Accrued payroll and pensions . . . . . .       149           181
 Accrued other liabilities. . . . . . . .       328           386
  Total current liabilities . . . . . . .     2,104         1,984

Long-Term Debt. . . . . . . . . . . . . .     1,368         1,352

Capital Leases. . . . . . . . . . . . . .       256           306

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes. . . . . . . . . .        75            46
 Accruals for aircraft retirements and
  excess facilities . . . . . . . . . . .       188           175
 Other. . . . . . . . . . . . . . . . . .       331           343
  Total deferred credits and other
   long-term liabilities. . . . . . . . .       594           564

Commitments and Contingencies

Minority Interest . . . . . . . . . . . .        15            27

Continental-Obligated Mandatorily
 Redeemable Preferred Securities
 of Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures (A) . . . . . . . . . . . . .       242           242
Redeemable Preferred Stock. . . . . . . .        46            41

Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  9,280,000 and 12,602,112 shares issued
  and outstanding, respectively . . . . .         -             -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  47,943,343 and 42,856,548 shares
  issued and outstanding, respectively. .         -             -
 Additional paid-in capital . . . . . . .       693           733
 Accumulated deficit. . . . . . . . . . .      (109)         (428)
 Unvested portion of restricted stock . .        (5)          (10)
 Additional minimum pension liability . .        (2)           (8)
 Unrealized gain on marketable equity
  securities. . . . . . . . . . . . . . .         4            18
  Total common stockholders' equity . . .       581           305
    Total Liabilities and Stockholders'
     Equity . . . . . . . . . . . . . . .    $5,206        $4,821

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

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In millions of dollars)


                                            Year Ended December 31,
                                           1996      1995      1994
Cash Flows From Operating
 Activities:
 Net income (loss). . . . . . . . . . . . $  319     $224     $(613)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization. . . . .    254      253       258
   Provision for aircraft and
    facilities. . . . . . . . . . . . . .    128       14       447
   Gain on sale of America West stock
    and warrants. . . . . . . . . . . . .    (18)       -         -
   Gain on System One transactions. . . .      -     (108)        -
   Other, net . . . . . . . . . . . . . .     83       98       (52)
   Changes in operating assets and
    liabilities:
    Increase in accounts receivable . . .    (42)     (21)      (64)
    Increase in spare parts and
     supplies . . . . . . . . . . . . . .    (43)      (8)      (10)
    (Increase) decrease in prepayments
     and other assets . . . . . . . . . .     88      (84)      (29)
    Increase in accounts payable. . . . .    103       48        89
    Increase (decrease) in air traffic
     liability. . . . . . . . . . . . . .     82       (5)       (7)
    Increase (decrease) in accrued
     liabilities, deferred credits
     and other. . . . . . . . . . . . . .   (123)     (92)        7
 Net cash provided by operating
  activities. . . . . . . . . . . . . . .    831      319        26

Cash Flows from Investing Activities:
 Capital expenditures, net of returned
  purchase deposits . . . . . . . . . . .   (314)     (82)     (227)
 Purchase deposits refunded in
  connection with aircraft delivered. . .     20       97        96
 Proceeds from disposition of
  property, equipment and other
  assets. . . . . . . . . . . . . . . . .     11       60        29
 Proceeds from sale/leaseback
  transactions. . . . . . . . . . . . . .     47        -         -
 Proceeds from sale of America West
  stock and warrants. . . . . . . . . . .     32        -         -
 Investment in America West . . . . . . .      -        -       (19)
  Net cash provided (used) by
   investing activities . . . . . . . . .   (204)      75      (121)

                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In millions of dollars)


                                            Year Ended December 31,
                                           1996      1995      1994
Cash Flows From Financing Activities:
 Net proceeds from issuance of
  long-term debt. . . . . . . . . . . . . $  797     $  9     $  33
 Payments on long-term debt and
  capital lease obligations . . . . . . .   (975)    (318)     (280)
 Net proceeds from issuance of
  common stock. . . . . . . . . . . . . .     18       13         -
 Net proceeds from issuance of
  preferred securities of trust . . . . .      -      242         -
 Dividends paid on preferred securities
  of trust. . . . . . . . . . . . . . . .    (22)       -         -
 Dividend paid to minority interest
  holder in connection with secured
  term loan financing . . . . . . . . . .    (13)       -         -
 Purchase of warrants . . . . . . . . . .    (50)     (14)        -
  Net cash used by financing activities .   (245)     (68)     (247)

Net Increase (Decrease) in Cash
 and Cash Equivalents . . . . . . . . . .    382      326      (342)

Cash and Cash Equivalents
 Beginning of Period (A). . . . . . . . .    603      277       619

Cash and Cash Equivalents
 End of Period (A). . . . . . . . . . . . $  985     $603     $ 277

Supplemental Cash Flows Information:
 Interest paid. . . . . . . . . . . . . . $  161     $179     $ 202
 Income taxes paid, net . . . . . . . . . $    4     $ 11     $   -

Financing and Investing Activities
 Not Affecting Cash:

  Reclassification of accrued rent,
   capital leases and interest to
   long-term debt . . . . . . . . . . . . $   11     $ 65     $  28

  Capital lease obligations incurred. . . $   32     $ 10     $  14

  Property and equipment acquired
   through the issuance of debt . . . . . $  119     $ 92     $  10

  Investment in AMADEUS acquired in con-
   nection with System One transactions . $    -     $120     $   -


                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In millions of dollars)


                                            Year Ended December 31,
                                           1996      1995      1994
  Reduction of debt in connection with
   System One transactions. . . . . . . . $    -     $ 42     $   -

  Issuance of debt in connection with
   purchase of Air Canada warrants. . . . $    -     $ 42     $   -

  Issuance of convertible secured
   debentures in connection with the
   aircraft settlements . . . . . . . . . $    -     $158     $   -

  Exchange of preferred stock for
   long-term debt . . . . . . . . . . . . $    -     $ 21     $   -

  Financed purchase deposits for flight
   equipment. . . . . . . . . . . . . . . $   19     $  5     $   -

  Return of financed purchase deposits. . $    -     $ 10     $   -

  Reclassification of accrued management
   fees to long-term debt . . . . . . . . $    -     $ 21     $   -

  Reduction of capital lease obligations
   in connection with the exchange of
   ATR aircraft . . . . . . . . . . . . . $   19     $  -     $   -


(A) Excludes restricted cash of $76 million, $144 million, $119 million and $102 million at December 31, 1996, 1995, 1994 and 1993, respectively.















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                 (In millions of dollars)

                                          Redeemable   Additional
                                          Preferred     Paid-In     Accumulated
                                            Stock       Capital       Deficit       Other
Balance, December 31, 1993 . . . . . . . .   $ 47       $  764       $   (39)        $ (6)

Net Loss . . . . . . . . . . . . . . . . .      -            -          (613)           -
Restricted Stock Grant to Employees. . . .      -           20             -          (20)
Amortization of Restricted Stock Grants. .      -            -             -            6
Accumulated Unpaid Dividends:
 8% Cumulative Redeemable Preferred
  Stock. . . . . . . . . . . . . . . . . .      2           (2)            -            -
 12% Cumulative Redeemable Preferred
  Stock. . . . . . . . . . . . . . . . . .      4           (4)            -            -
Additional Minimum Pension Liability . . .      -            -             -           (1)
Unrealized Loss on Marketable Equity
 Securities. . . . . . . . . . . . . . . .      -            -             -           (2)
Balance, December 31, 1994 . . . . . . . .     53          778          (652)         (23)

Net Income . . . . . . . . . . . . . . . .      -            -           224            -
Purchase of Warrants . . . . . . . . . . .      -          (51)            -            -
Accumulated Dividends:
 8% Cumulative Redeemable Preferred
  Stock. . . . . . . . . . . . . . . . . .      2           (2)            -            -
 12% Cumulative Redeemable Preferred
  Stock. . . . . . . . . . . . . . . . . .      2           (2)            -            -
 Series A 12% Cumulative Preferred Stock .      2           (2)            -            -
Issuance of Note in Exchange for
 Series A 8% Cumulative Preferred Stock. .    (18)          (3)            -            -
Additional Minimum Pension Liability . . .      -            -             -           (1)
Unrealized Gain on Marketable Equity
 Securities. . . . . . . . . . . . . . . .      -            -             -           20
Other. . . . . . . . . . . . . . . . . . .      -           15             -            4
Balance, December 31, 1995 . . . . . . . .     41          733          (428)           -

                                                                  (continued on next page)

                                CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                 (In millions of dollars)

                                          Redeemable   Additional
                                          Preferred     Paid-In     Accumulated
                                            Stock       Capital       Deficit       Other
Net Income . . . . . . . . . . . . . . . .  $   -       $    -       $   319         $  -
Purchase of Warrants . . . . . . . . . . .      -          (50)            -            -
Accumulated Dividends:
 Series A 12% Cumulative Preferred Stock .      5           (5)            -            -
Additional Minimum Pension Liability . . .      -            -             -            6
Unrealized Gain on Marketable Equity
 Securities, net . . . . . . . . . . . . .      -            -             -            4
Sale of America West Stock and Warrants. .      -            -             -          (18)
Other. . . . . . . . . . . . . . . . . . .      -           15             -            5
Balance, December 31, 1996 . . . . . . . .  $  46      $   693      $   (109)        $ (3)

                                CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                     NUMBER OF SHARES


                                          Redeemable   Class A       Class B
                                          Preferred    Common        Common      Treasury
                                            Stock       Stock         Stock        Stock
Balance, December 31, 1993 . . . . . . .   471,000    12,026,432   39,018,704           -

Conversion of Class B to Class A
 Common Stock by Air Canada. . . . . . .         -       575,680     (575,680)          -
Restricted Stock Grant to Employees. . .         -             -    2,364,000           -
Forfeiture of Restricted Class B
 Common Stock. . . . . . . . . . . . . .         -             -      (60,000)     60,000
Balance, December 31, 1994 . . . . . . .   471,000    12,602,112   40,747,024      60,000

Cancellation of 8% and 12% Cumulative
 Redeemable Preferred Stock. . . . . . .  (471,000)            -            -           -
Issuance of Series A 8% and 12%
 Cumulative Preferred Stock. . . . . . .   589,142             -            -           -
Issuance of Note in Exchange for
 Series A 8% Cumulative Preferred
 Stock . . . . . . . . . . . . . . . . .  (202,784)            -            -           -
Forfeiture of Restricted Class B
 Common Stock. . . . . . . . . . . . . .         -             -      (55,000)     55,000
Reissuance of Treasury Stock . . . . . .         -             -      115,000    (115,000)
Issuance of Preferred Stock. . . . . . .    11,590             -            -           -
Issuance of Common Stock under
 Company Stock Plans . . . . . . . . . .         -             -      863,978           -
Other. . . . . . . . . . . . . . . . . .         -             -    1,185,546           -
Balance, December 31, 1995 . . . . . . .   397,948    12,602,112   42,856,548           -

                                CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                     NUMBER OF SHARES


                                          Redeemable    Class A      Class B
                                          Preferred     Common       Common      Treasury
                                            Stock        Stock        Stock        Stock
Conversion of Class A to Class B
 Common Stock by Air Canada. . . . . . .         -    (3,322,112)   3,322,112           -
Forfeiture of Restricted Class B
 Common Stock. . . . . . . . . . . . . .         -             -      (60,000)     60,000
Purchase of Common Stock . . . . . . . .         -             -     (133,826)    133,826
Reissuance of Treasury Stock . . . . . .         -             -      193,826    (193,826)
Issuance of Preferred Stock. . . . . . .    49,134             -            -           -
Issuance of Common Stock under
 Company Stock Plans . . . . . . . . . .         -             -    1,764,683           -
Balance, December 31, 1996 . . . . . . .   447,082     9,280,000   47,943,343          -

                   CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1996 revenue passenger miles) and, together with its wholly owned subsidiary, Continental Express, Inc. ("Express"), and its 91%-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 188 airports worldwide. Internationally, Continental flies to 58 destinations and offers additional connecting service through alliances with foreign carriers. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. In addition, Continental flies to four cities in South America. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in these Notes to Consolidated Financial Statements, the terms "Continental" and "Company" refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation -

     The consolidated financial statements of the Company include the accounts of Continental and its operating subsidiaries, Express, CMI, and prior to April 27, 1995, System One Information Management, Inc. ("System One"). See Note 11.
     All significant intercompany transactions have been eliminated in consolidation.

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

(c)  Cash and Cash Equivalents -

     Cash and cash equivalents consist of cash and short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased. Approximately $76 million and $144 million of cash and cash equivalents at December 31, 1996 and 1995, respectively, were held in restricted arrangements relating primarily to payments for workers' compensation claims and in accordance with the terms of certain other agreements.

(d)  Spare Parts and Supplies -

     Flight equipment expendable parts and supplies are valued at average cost. An allowance for obsolescence for flight equipment expendable parts and supplies is accrued to allocate the costs of these assets, less an estimated residual value, over the estimated useful lives of the related aircraft and engines.

(e)  Property and Equipment -

     Property and equipment were recorded at fair market values as of April 27, 1993; subsequent purchases were recorded at cost and are depreciated to estimated residual values (10% of cost) over their estimated useful lives using the straight-line method. Estimated useful lives for such assets are 25 years from the date of manufacture for all owned jet and commuter aircraft; up to 25 years, depending on the lease period, for aircraft acquired under long-term capital leases; and two to 25 years for other property and equipment, including airport facility improvements.

(f)  Intangible Assets -

     Routes, Gates and Slots

     Routes are amortized on a straight-line basis over 40 years, gates over the stated term of the related lease and slots over 20 years. Routes, gates and slots are comprised of the following (in millions):

                           Balance at     Accumulated Amortization
                       December 31, 1996    at December 31, 1996

     Routes. . . .          $  915               $ 92
     Gates . . . .             423                 89
     Slots . . . .             135                 31
                            $1,473               $212

     Reorganization Value In Excess of Amounts Allocable to
     Identifiable Assets

     Reorganization value in excess of amounts allocable to identifiable assets, arising from its emergence from bankruptcy reorganization in 1993, is amortized on a straight-line basis over 20 years. The carrying value of this intangible asset is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that this intangible asset will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods, the carrying value is reduced by the estimated shortfall of cash flows.

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

     The Company also sells mileage credits to participating partners in the OnePass program, such as hotels, car rental agencies and credit card companies. The resulting revenue, net of the estimated incremental cost of the credits sold, is recorded as other operating revenue in the accompanying Consolidated Statements of Operations during the period in which the credits are sold.

(h)  Passenger Traffic Commissions -

     Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions not yet recognized as expense is included in Prepayments and other assets in the accompanying Consolidated Balance Sheets.

(i)  Deferred Income Taxes -

     Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

(j)  Maintenance and Repair Costs -

     Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred.

(k)  Advertising Costs -

     The Company expenses the costs of advertising as incurred.
     Advertising expense was $76 million, $94 million and $133 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(l)  Stock Split -

     On June 26, 1996, the Board of Directors of the Company (the "Board") declared a two-for-one stock split (the "Stock Split") pursuant to which (a) one share of the Company's Class A common stock, par value $.01 per share ("Class A common stock"), was issued for each share of Class A common stock outstanding on July 2, 1996 (the "Record Date") and (b) one share of the Company's Class B common stock, par value $.01 per share ("Class B common stock"), was issued for each share of Class B common stock outstanding on the Record Date.
     Shares issuable pursuant to the Stock Split were distributed on or about July 16, 1996. All references in these consolidated financial statements and notes thereto as to the number of shares of common stock or warrants, options, per share amounts, exercise prices, and market prices relating to the Company's common stock, have been retroactively restated to reflect the Stock Split.

(m)  Earnings (Loss) per Share -

     The earnings (loss) per common share computations are based upon earnings (loss) applicable to common shares and the average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding. The number of shares used in the primary and fully diluted earnings per share computations (before and after the extraordinary loss) for the year ended December 31, 1996 was 64,599,550 and 81,943,112, respectively. The number of shares used in the primary and fully diluted earnings per share computations for the year ended December 31, 1995 was 64,086,854 and 71,138,298, respectively. The number of shares used in both the primary and fully diluted loss per share computations for the year ended December 31, 1994 was 52,113,794. Preferred stock dividend requirements, including additional dividends on unpaid dividends, accretion to redemption value and the accelerated accretion on the redeemed Series A 8% Cumulative Preferred Stock ("Series A 8% Preferred") caused by the exchange thereof for debt of the Company on September 29, 1995 (see Note 6) decreased net income for these computations by $5 million and $9 million for the years ended December 31, 1996 and 1995, respectively, and increased net loss for this computation by $6 million for the year ended December 31, 1994.

(n)  Reclassifications -

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.


NOTE 2 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):

                                                1996      1995
Secured
Floating rate notes, interest rates of
 Eurodollar plus 1.75% to 2.0% or Prime
 plus 0.75% to 1.0% payable through 2003 . .  $  320    $    -
Notes payable, interest rates of 6.0% to
 12.09% (imputed interest rates of 7.86%
 to 9.9%), payable through 2008. . . . . . .     241       286
Floating rate notes, interest rates of
 Prime plus 0.5% to 0.75% and LIBOR plus
 0.75% to 4.0% and Eurodollar plus 0.75%,
 payable through 2006. . . . . . . . . . . .     187       178
Notes payable, interest rates of 5.84% to
 14.00%, payable through 2019. . . . . . . .     155       193
Notes payable, interest rates of 7.13% to
 7.15% payable through 1999 and floating
 rates thereafter of LIBOR plus 2%,
 payable through 2011. . . . . . . . . . . .      97        51
Notes payable, interest rates of 8.0% to
 9.86%, payable through 2003 . . . . . . . .       -       546
Series A convertible debentures, interest
 rate of 6.0%, payable through 2002. . . . .       -       124
Other. . . . . . . . . . . . . . . . . . . .       4         7

Unsecured
Senior notes payable, interest rate of
 9.5%, payable through 2001. . . . . . . . .     250         -
Convertible subordinated notes, interest
 rate of 6.75%, payable through 2006 . . . .     230         -
Notes payable, interest rates of 8.38% to
 12% (imputed interest rates 10.22% to
 21.8%), payable through 2001. . . . . . . .      78       122
Other. . . . . . . . . . . . . . . . . . . .       7         8
                                               1,569     1,515
Less:  current maturities. . . . . . . . . .     201       163
Total. . . . . . . . . . . . . . . . . . . .  $1,368    $1,352

As of December 31, 1996 and 1995, the Prime, LIBOR and Eurodollar rates associated with Continental's indebtedness approximated 8.3% and 8.5%, 5.6% and 5.6%, and 5.6% and 5.8%, respectively.

Substantially all of Continental's property and equipment is subject to agreements securing indebtedness of Continental.

In July 1996, CMI consummated a $320 million secured term loan financing with a group of banks and other financial institutions. The loan was made in two tranches - a $180 million five-year amortizing term loan with a current floating interest rate of either Eurodollar plus 1.75% or Prime plus 0.75% and a $140 million seven-year amortization extended loan with a floating interest rate of either Eurodollar plus 2.00% or Prime plus 1.00%. See discussion of the related interest rate cap agreement and interest rate swap agreement in "Note 4 - Financial Instruments and Risk Management". The loan is secured by the stock of CMI and substantially all of its unencumbered assets, consisting primarily of CMI's route authorities, and is guaranteed by Continental and Air Micronesia, Inc., CMI's parent company. The bank financing contains significant financial covenants relating to CMI, including maintenance of a minimum fixed charge coverage ratio, a minimum consolidated net worth and minimum liquidity, and covenants restricting CMI's leverage, its incurrence of certain indebtedness and its pledge of assets. The financial covenants also limit the ability of CMI to pay dividends to Continental. As of December 31, 1996, CMI had a minimum cash balance requirement of $25 million, net assets of $185 million and was restricted from paying cash dividends in excess of $6 million.

CMI used the net proceeds of the financing to prepay $160 million in principal amount of indebtedness to General Electric Capital Corporation, General Electric Company and certain affiliates (any one or more such entities, "GE") and to pay transaction costs, and Continental used the $136 million in proceeds received by it as a dividend from CMI, together with approximately $28 million in cash on hand, to prepay approximately $164 million in principal amount of indebtedness to GE. In connection with the prepayment, Continental recorded a $6 million after-tax extraordinary loss relating to early extinguishment of debt.

In March 1996, the Company issued $230 million of 6-3/4%
Convertible Subordinated Notes (the "Notes"). The Notes are convertible into shares of Class B common stock prior to their maturity date, April 15, 2006, at a conversion price of $30.20 per share. The Notes are redeemable at the option of the Company on or after April 15, 1999, at specified redemption prices.

Maturities of long-term debt due over the next five years are as follows (in millions):

Year ended December 31,
     1997. . . . . . . . . . . . . . . . . .    $201
     1998. . . . . . . . . . . . . . . . . .     143
     1999. . . . . . . . . . . . . . . . . .     147
     2000. . . . . . . . . . . . . . . . . .     134
     2001. . . . . . . . . . . . . . . . . .     367

NOTE 3 - LEASES

Continental leases certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most leases also include renewal options and some aircraft leases include purchase options.

At December 31, 1996, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under aircraft and engine operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (in millions):

                                             Capital   Operating
                                              Leases    Leases
Year ended December 31,
     1997. . . . . . . . . . . . . . . . . .  $ 89      $  583
     1998. . . . . . . . . . . . . . . . . .    80         529
     1999. . . . . . . . . . . . . . . . . .    75         491
     2000. . . . . . . . . . . . . . . . . .    63         479
     2001. . . . . . . . . . . . . . . . . .    48         455
     Later years . . . . . . . . . . . . . .    58       2,472

Total minimum lease payments . . . . . . . .   413      $5,009
Less:  amount representing interest. . . . .    97
Present value of capital leases. . . . . . .   316
Less:  current maturities of capital
 leases. . . . . . . . . . . . . . . . . . .    60
Long-term capital leases . . . . . . . . . .  $256

Not included in the above operating lease table is $210 million in annual minimum lease payments relating to non-aircraft leases, principally airport and terminal facilities and related equipment.

The Company's total rental expense for all operating leases, net of sublease rentals, was $719 million, $720 million and $675 million in 1996, 1995 and 1994, respectively.

NOTE 4 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company's risk management program, Continental uses a variety of financial instruments, including petroleum call options, foreign currency average rate options, and interest rate swap and interest rate cap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

Notional Amounts and Credit Exposure of Derivatives

The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts and other terms of the instruments, which relate to interest rates, exchange rates and other indices.

The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position with each counterparty.

Fuel Price Risk Management

The Company has entered into petroleum call option contracts to provide some short-term protection against a sharp increase in jet fuel prices. The petroleum call option contracts generally cover the Company's forecasted jet fuel needs for three to six months. Gains, if any, on these option contracts are recognized as a component of fuel expense when the underlying fuel being hedged is used. At December 31, 1996, the Company had petroleum call option contracts outstanding with an aggregate notional amount of $185 million. The fair value of the Company's call option contracts at December 31, 1996, representing the amount the Company would receive if the option contracts were closed, was immaterial. During the year ended December 31, 1996, the Company recognized gains of approximately $65 million under this risk reduction strategy.

Foreign Currency Exchange Risk Management

CMI purchases foreign currency average rate option contracts that effectively enable it to sell Japanese yen expected to be received from yen-denominated ticket sales over the next six to nine months at specified dollar amounts. The option contracts have only nominal intrinsic value at the time of purchase. These contracts are designated and effective as hedges of probable monthly yen-denominated sales transactions, which otherwise would expose the Company to foreign currency risk. Gains, if any, on these average rate option contracts are deferred and recognized as a component of passenger revenue when the related sale is recognized. At December 31, 1996, CMI had average rate option contracts outstanding with a notional value of $118 million and the fair value, representing the amount CMI would receive to terminate the agreements, was immaterial.

Interest Rate Risk Management

The Company entered into an interest rate swap agreement and an interest rate cap agreement to reduce the impact of potential increases in interest rates on the CMI bank financing. The interest rate swap agreement effectively converted the floating rate on bank financing to a fixed rate of 5.875%. The notional value on the interest rate swap agreement is $320 million and was effective from August 30, 1996 through January 30, 1997. The interest rate cap agreement has a notional value of $153 million and is effective from January 31, 1997 through July 31, 2001. The interest rate cap limits the amount of potential increase in the Eurodollar or Prime rate component of the floating rate to a maximum of 9% over the term of the contract. The fair values are immaterial.

The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the obligation. The related amount payable to or receivable from counterparties is included in current liabilities or assets. Payments to be received as a result of the cap agreement are accrued as a reduction in interest expense.

Fair Value of Other Financial Instruments

(a)  Cash equivalents -

     Cash equivalents consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to the short maturity of three months or less.

(b)  Investment in Equity Securities -

     Continental's investment in America West Airlines, Inc.
     ("America West") is classified as available-for-sale and carried at an aggregate market value of $8 million and $37 million at December 31, 1996 and 1995, respectively.
     Included in stockholders' equity at December 31, 1996 and 1995 is a net unrealized gain of $4 million and $18 million, respectively.

     Since a readily determinable market value does not exist for the Company's investment in AMADEUS (see Note 11), the investment is carried at cost in the accompanying consolidated balance sheet.

(c)  Debt -

     The fair value of the Company's debt with a carrying value of $1.36 billion and $1.35 billion as of December 31, 1996 and 1995, respectively, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability or quoted market prices, approximates $1.37 billion and $1.38 billion, respectively. The fair value of the remaining debt (with a carrying value of $209 million and $171 million, respectively, and primarily relating to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

(d)  Preferred Securities -

     As of December 31, 1996, the fair value of Continental's 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") (with a carrying value of $242 million), estimated based on quoted market prices, approximates $321 million. The fair value approximated the carrying value as of December 31, 1995. See Note 5.

NOTE 5 - PREFERRED SECURITIES OF TRUST

In 1995, Continental Airlines Finance Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, completed a private placement of 4,997,000 8-1/2% Convertible Trust Originated Preferred Securities. The TOPrS have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of Class B common stock at a conversion rate of 2.068 shares of Class B common stock for each preferred security (equivalent to $24.18 per share of Class B common stock), subject to adjustment in certain circumstances. Distributions on the preferred securities are payable by the Trust at the annual rate of 8-1/2% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying Consolidated Statements of Operations. The proceeds of the private placement, which totaled $242 million (net of $8 million of underwriting commissions and expense) are included in Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures in the accompanying Consolidated Balance Sheets.

The sole assets of the trust are 8-1/2% Convertible Subordinated Deferrable Interest Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $250 million issued by the Company and which mature on December 1, 2020. The Convertible Subordinated Debentures are redeemable by Continental, in whole or in part, on or after December 1, 1998 at designated redemption prices. If Continental redeems the Convertible Subordinated Debentures, the Trust must redeem the TOPrS on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TOPrS will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

Taking into consideration the Company's obligations under (i) the Preferred Securities Guarantee relating to the TOPrS, (ii) the Indenture relating to the Convertible Subordinated Debentures to pay all debts and obligations and all costs and expenses of the Trust (other than U.S. withholding taxes) and (iii) the Indenture, the Declaration relating to the TOPrS and the Convertible Subordinated Debentures, Continental has fully and unconditionally guaranteed payment of (i) the distributions on the TOPrS, (ii) the amount payable upon redemption of the TOPrS, and (iii) the liquidation amount of the TOPrS.

The Convertible Subordinated Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

NOTE 6 - REDEEMABLE PREFERRED AND COMMON STOCK

In June 1996, the Board and the stockholders of the Company approved an amendment to Continental's Restated Certificate of Incorporation ("Certificate of Incorporation") to increase the total number of shares of capital stock authorized for issuance to 310 million, comprised of 10 million shares of preferred stock, 50 million shares each of Class A common stock and Class D common stock, par value $.01 per share and 200 million shares of Class B common stock and to eliminate the Class C common stock, par value $.01 per share, of which no shares were outstanding.

Redeemable Preferred Stock

Redeemable preferred stock consists of 1,000,000 authorized shares of Series A 12% Cumulative Preferred Stock ("Series A 12%
Preferred") with 447,082 and 397,948 shares issued and outstanding at December 31, 1996 and 1995, respectively.

Effective June 30, 1995 and in exchange for the 300,000 shares of 12% Cumulative Redeemable Preferred Stock outstanding as of
June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued
386,358 shares of its new Series A 12% Preferred to an affiliate of Air Canada, a Canadian corporation ("Air Canada"). Holders of Series A 12% Preferred are entitled to receive, when and if declared by the Board, cumulative dividends payable quarterly in additional shares of such preferred stock for dividends accumulating through December 31, 1996, and thereafter in cash at an annual rate of $12 per share. To the extent net income, as defined, for any calendar quarter is less than the amount of dividends due on all outstanding shares of Series A 12% Preferred for such quarter, the Board may declare dividends payable in additional shares of Series A 12% Preferred in lieu of cash. At any time, the Company may redeem, in whole or in part, on a pro rata basis among the stockholders, any outstanding shares of Series A 12% Preferred, and all outstanding shares are mandatorily redeemable on April 27, 2003 out of legally available funds. The redemption price is $100 per share plus accrued unpaid dividends. The Series A 12% Preferred is not convertible into shares of common stock and has no voting rights, except under limited circumstances. The Board declared and issued 49,134 and 11,590 additional shares of Series A 12% Preferred in lieu of cash dividends in 1996 and 1995, respectively.

Effective June 30, 1995 and in exchange for the 171,000 shares of 8% Cumulative Redeemable Preferred Stock outstanding as of June 30, 1995 and all of the accrued and unpaid dividends accumulated thereon as of such date, the Company issued 202,784 shares of its new Series A 8% Preferred. On September 29, 1995, Continental issued a secured promissory note with a principal amount of $21 million to GE in exchange for its 202,784 shares of Series A 8% Preferred, together with accumulated dividends thereon (representing all of the outstanding Series A 8% Preferred). As a result of this transaction, the Company recorded a $3 million charge against additional paid-in capital related to the unamortized accretion of the difference between the Series A 8% Preferred redemption value and its fair market value at the date of issuance.

Common Stock

Continental has two classes of common stock issued and outstanding, Class A common stock and Class B common stock. Holders of shares of Class A common stock and Class B common stock are entitled to receive dividends when and if declared by the Board. Each share of Class A common stock is entitled to 10 votes per share and each share of Class B common stock is entitled to one vote per share.

In January 1994, Air Canada converted 575,680 shares of Class B common stock into an equal number shares of Class A common stock to preserve its percentage of total voting power. In July 1994, 2,014,000 shares of restricted Class B common stock were granted and issued to substantially all employees at or below the manager or equivalent level. During 1996, 1995 and 1994, 20,000 shares, 306,000 shares and 364,000 shares, respectively, of restricted Class B common stock were granted and issued to key officers. See
Note 7. In May 1996, Air Canada converted all of its 3,322,112 shares of Class A common stock into Class B common stock (pursuant to certain rights granted to it under the Company's Certificate of Incorporation) and sold, on the open market, 4,400,000 shares of Class B common stock pursuant to an underwritten public offering arranged by the Company. In January 1997, Air Canada divested the remainder of its initial investment in Continental common stock by selling on the open market 5,600,000 shares of Class B common stock.

Pursuant to certain provisions provided for in the Company's
Certificate of Incorporation, shares of the Company's Class A common stock may be freely converted into an equal number of shares of Class B common stock at any time after January 1, 1997.

Warrants

As of December 31, 1996, the Company has outstanding 7,190,353 Class A Warrants and Class B Warrants (collectively, the "Warrants"), all of which are held by Air Partners. Each Warrant entitles the holder to purchase one share of Class A common stock or Class B common stock as follows: (i) 2,298,134 Class A Warrants and 2,500,821 Class B Warrants have an exercise price of $7.50 per share, and (ii) 741,334 Class A Warrants and 1,650,064 Class B Warrants have an exercise price of $15 per share. The Warrants expire on April 27, 1998.

On November 21, 1996, Air Partners exercised its right to sell to the Company, and the Company subsequently purchased, for $50 million, Warrants to purchase 2,614,379 shares of Class B common stock (representing a portion of the total Warrants held by Air Partners) pursuant to an agreement entered into earlier in 1996 with the Company.

On September 29, 1995, Continental purchased 2,735,760 Class A
Warrants and 9,699,510 Class B Warrants held by Air Canada for an aggregate purchase price of $56 million (including a waiver fee of $5 million paid to a major creditor of the Company).

NOTE 7 - STOCK PLANS AND AWARDS

Continental has elected to follow Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the Continental Airlines, Inc. 1994 Incentive Equity Plan, as amended (the "Incentive Plan"), and the purchase rights under the Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan") because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options or purchase rights. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Furthermore, under APB 25, since the Stock Purchase Plan is considered a noncompensatory plan, no compensation expense is recognized.

Stock Options

Under the Incentive Plan, key officers and employees of the Company and its subsidiaries may receive stock options and/or restricted stock. The Incentive Plan also provides for each outside director to receive on the day following the annual stockholders' meeting options to purchase 5,000 shares of Class B common stock. The maximum number of shares of Class B common stock that may be issued under the Incentive Plan will not in the aggregate exceed 9,000,000. The total remaining shares available for grant under the Incentive Plan at December 31, 1996 was 511,750. In 1995, the Incentive Plan was amended to provide for the exchange and repricing of substantially all the outstanding stock options for new options bearing a shorter exercise term and generally exercisable at a price lower than that of the cancelled options, subject to certain conditions. The exercise price for the repriced options equaled the market value per share on the date of grant ($8.00). As a result of the repricing, stock options generally vest over a period of three years with a term of five years.

The table on the following page summarizes stock option transactions pursuant to the Company's Incentive Plan for the years ended December 31, 1996, 1995 and 1994 (share data in thousands):


                           1996                     1995                     1994
                             Weighted-                 Weighted-                Weighted-
                             Average                   Average                  Average
                 Options  Exercise Price   Options  Exercise Price  Options  Exercise Price
Outstanding at
 Beginning of
 Year. . . . . .  4,769       $ 8.41       3,443       $10.19            -          -

Granted* . . . .  3,307       $25.07       4,322       $ 8.43        3,977        $10.26

Exercised  . . . (1,747)      $ 8.23        (361)      $ 9.25            -          -

Cancelled. . . .   (513)      $14.83      (2,635)      $10.58         (534)       $10.69

Outstanding at
 End of Year . .  5,816       $17.37       4,769       $ 8.41        3,443        $10.19

Options
 exercisable
 at end of
 year. . . . . .    659         -          1,079         -             247          -

*The option price for all stock options is equal to 100% of the fair market value at the date of grant.

As shown in the above table, options granted during 1995 include the grant of repriced options; options cancelled during 1995 include the cancellation of the higher priced options.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 1996 (share data in thousands):

                       Options Outstanding

                                     Weighted
                                     Average
                                    Remaining
   Range of           Outstanding  Contractual  Weighted Average
Exercise Prices       at 12/31/96     Life       Exercise Price
 $3.88- $7.06             464         6.95           $5.87
    $8.00               1,827         3.33           $8.00
 $8.19-$22.88             638         4.65          $16.34
$23.00-$31.00           2,887         4.34          $25.38

 $3.88-$31.00           5,816         4.26          $17.37


                       Options Exercisable


   Range of                   Exercisable       Weighted Average
Exercise Prices               at 12/31/96        Exercise Price

 $3.88- $7.06                      53                $5.80
    $8.00                         376                $8.00
 $8.19-$22.88                     189               $15.29
$23.00-$31.00                      41               $29.11

 $3.88-$31.00                     659               $11.22

Restricted Stock

In addition, the Incentive Plan permits awards of restricted stock to participants, subject to one or more restrictions, including a restriction period, and a purchase price, if any, to be paid by the participant. In connection with the plan, 600,000 shares have been authorized for issuance as restricted stock. As of December 31, 1996, 35,000 shares were available to be issued at no cost to the participant.

Additionally, on March 4, 1994, the Board approved a one-time grant of 2,014,000 shares of restricted stock to substantially all employees at or below the manager level. These shares were issued at no cost to the employees and vest over a four-year period. Unvested shares of restricted stock are subject to certain transfer restrictions and forfeiture under certain circumstances. The unvested portion of restricted stock, representing the fair market value of the stock on the date of award, is being amortized to wages, salaries and related costs over the vesting period.

Employee Stock Purchase Plan

Under the Stock Purchase Plan, which terminated on December 31, 1996, substantially all full and part-time employees of the Company could purchase shares of Class B common stock at 85.0% of the lower of the fair market value on the first or last business day of a calendar quarter. Subject to adjustment, a maximum of 8,000,000 shares of Class B common stock were authorized for purchase under the Stock Purchase Plan. During 1996 and 1995, 191,809 and 518,428 shares, respectively, of Class B common stock were issued at prices ranging from $15.81 to $23.96 in 1996 and $4.31 to $10.63 in 1995 in connection with the Stock Purchase Plan.

Pro Forma SFAS 123 Results

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.8% and 6.2%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 39%; and a weighted-average expected life of the option of 2.6 years and
2.3 years. The weighted average fair value of the stock options granted in 1996 and 1995 was $7.55 and $2.35, respectively. The fair value of the purchase rights under the Stock Purchase Plan was also estimated using the Black-Scholes model with the following weighted-average assumptions for 1996 and 1995, respectively: risk free interest rates of 5.2% and 5.8%; dividend yields of 0%; expected volatility of 39%; and an expected life of 0.25 years.
The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $5.75 and $1.89, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and purchase rights.

Pro forma net income and earnings per share assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options' vesting period would not be materially different from those reported.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all domestic employees of the Company are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. For the years ended December 31, 1996, 1995 and 1994, total pension expense for the defined benefit plans was $45
million, $40 million and $51 million, respectively.   Total expense
for the defined contribution plans was $7 million, $6 million and $1 million, for each of 1996, 1995 and 1994, respectively.

Net periodic pension cost of the Company's defined benefit plans for 1996, 1995 and 1994 included the following components (in millions):

                                    1996      1995      1994
Service cost - benefits earned
 during the year . . . . . . . .    $38       $30       $39
Interest cost on projected
 benefit obligations . . . . . .     45        40        39
Loss (return) on plan assets . .    (63)      (79)       14
Net amortization and deferral. .     25        49       (41)
Net periodic pension costs . . .    $45       $40       $51

The following table sets forth the defined benefit plans' funded status amounts as of December 31, 1996 and 1995 (in millions):

                            1996                    1995
                   Accumulated   Assets    Accumulated   Assets
                    Benefits     Exceed     Benefits     Exceed
                     Exceed    Accumulated   Exceed    Accumulated
                     Assets     Benefits     Assets     Benefits
Actuarial present
 value of benefit
 obligations:
  Vested . . . . .   $308        $ 91        $359         $ 73
  Non-vested . . .     96           3          20            1
Accumulated
 benefit
 obligations . . .    404          94         379           74
Effect of
 projected future
 salary increases.    107           -         149            -
Projected benefit
 obligation. . . .    511          94         528           74
Plan assets at
 fair value. . . .    393         115         303           89
Projected benefit
 obligation in
 excess of (less
 than) plan
 assets. . . . . .    118         (21)        225          (15)
Unrecognized prior
 service costs . .     (9)          -           -            -
Unrecognized net
 gain (loss).. . .     42           7         (41)          (3)
Additional mini-
 mum liability . .      2           -           8            -
Accrued (pre-
 paid) pension
 liability . . . .   $153        $(14)       $192         $(18)

In accordance with Statement of Financial Accounting Standards
No. 87 - "Employers' Accounting for Pensions", an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1996 and 1995. A corresponding amount was recognized as a separate reduction to stockholders' equity.

Plan assets consist primarily of equity securities (including
100,000 shares of Class B common stock), long-term debt securities and short-term investments.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75%, 7.25% and 8.75% for 1996, 1995 and 1994, respectively. The expected long-term rate of return on assets (which is used to calculate the Company's return on pension assets for the current year) was 9.25% for each of 1996, 1995 and 1994. The weighted average rate of salary increases was 5.5% for 1996 and 6.3% for 1995 and 1994. The unrecognized net gain (loss) is amortized on a straight-line basis over the average remaining service period of employees expected to receive a plan benefit.

Continental's policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service ("IRS") requirements as modified, to the extent applicable, by agreements with the IRS.

The Company also has a profit sharing program under which an award pool consisting of 15.0% of the Company's annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all employees (other than those employees whose collective bargaining agreement provides otherwise) on a pro rata basis according to base salary. The profit sharing expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 was $68 million and $31 million, respectively.

NOTE 9 - INCOME TAXES

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows (in millions):

                            Amount                Percent
                      1996   1995   1994   1996    1995    1994
Income tax pro-
 vision (benefit)
 at United States
 statutory rates . .  $150   $109  $(228)  35.0 %  35.0 % (35.0)%
State income tax
 provision
 (benefit) . . . . .     6      5     (2)   1.4     1.6    (0.3)
Reorganization value
 in excess of
 amounts allocable
 to identifiable
 assets. . . . . . .     5     20      6    1.2     6.5     0.9
Meals and
 entertainment
 disallowance. . . .     7      6      7    1.6     1.9     1.0
Net operating loss
 not benefitted
 (benefitted). . . .   (88)   (67)   170  (20.5)  (21.6)   26.1
Other. . . . . . . .     6      5      5    1.4     1.6     0.8
Income tax provision
 (benefit), net. . .  $ 86   $ 78   $(42)  20.1 %  25.0 %  (6.5)%

The significant component of the provision (benefit) for income taxes for the year ended December 31, 1996, 1995 and 1994 was a deferred tax provision (benefit) of $80 million, $71 million and $(42) million, respectively. The provision for income taxes for the period ended December 31, 1996, 1995 and 1994 also reflects a current tax provision in the amount of $6 million, $7 million and $0, respectively, as the Company is in an alternative minimum tax position.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows (in millions):

                                              1996       1995
Spare parts and supplies, fixed assets
 and intangibles . . . . . . . . . . . . .   $  635     $  674
Deferred gain. . . . . . . . . . . . . . .       62         62
Capital and safe harbor lease activity . .       34          -
Other, net . . . . . . . . . . . . . . . .       34         26

Gross deferred tax liabilities . . . . . .      765        762

Capital and safe harbor lease activity . .        -        (10)
Accrued liabilities. . . . . . . . . . . .     (370)      (472)
Revaluation of leases. . . . . . . . . . .      (34)       (35)
Net operating loss carryforwards . . . . .     (804)      (859)
Investment tax credit carryforwards. . . .      (45)       (45)
Minimum tax credit carryforward. . . . . .      (10)        (7)

Gross deferred tax assets. . . . . . . . .   (1,263)    (1,428)

Deferred tax assets valuation allowance. .      694        782

Net deferred tax liability . . . . . . . .      196        116

Less:  current deferred tax liability. . .      121         70

Non-current deferred tax liability . . . .   $   75     $   46

At December 31, 1996, the Company has estimated net operating loss carryforwards ("NOLs") of $2.3 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits could be limited.

For financial reporting purposes, a valuation allowance of $694 million has been recognized to offset the deferred tax assets related to a portion of the NOLs. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Realization of a substantial portion of the Company's remaining NOLs will require the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company has consummated several such transactions and currently intends to consummate one or more additional transactions. If the Company were to determine in the future that such transactions will not be completed and if future income is not sufficient to recognize the benefit of previously completed transactions, an adjustment to the net deferred tax liability of up to $85 million would be charged to income in the period such determination was made. In the event the Company recognizes additional tax benefits related to NOLs and investment tax credit carryforwards attributable to the Company's predecessor, Continental Airlines Holdings, Inc., together with its operating subsidiaries, those benefits would be applied to reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles to zero, and thereafter as an addition to paid-in capital.

The deferred tax valuation allowance decreased from $782 million at December 31, 1995 to $694 million at December 31, 1996. This decrease is related to the realization of deferred tax assets associated with net operating losses that had not previously been benefitted.

Approximately $532 million of the Company's net operating losses can only be used to offset the separate parent company taxable income of Continental Airlines, Inc. Approximately $13 million of the Company's investment tax credits can only be used to offset the separate parent company tax liability of Continental Airlines, Inc.

NOTE 10 - FLEET DISPOSITION CHARGE

During the third quarter of 1996, the Company made the decision to accelerate the replacement of 30 DC-9-30 aircraft, six DC-10-10 aircraft, 31 727-200 aircraft, 13 737-100 aircraft and 17 737-200 aircraft between August 1997 and December 1999. As a result of its decision to accelerate the replacement of these aircraft, the Company recorded a fleet disposition charge of $128 million. The fleet disposition charge relates primarily to (i) the writedown of Stage 2 aircraft inventory, which is not expected to be consumed through operations, to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms. The majority of the aircraft are being accounted for as operating leases and therefore, the Company will continue to recognize rent and amortization expense on these aircraft through the respective dates they are removed from service. The Company classified the $128 million fleet disposition charge as a component of continuing operations in the accompanying Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards No. 121
- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (which the Company adopted effective January 1, 1996). Prior to January 1, 1996, such charges were classified as Nonoperating Expenses in accordance with industry practice. See Note 11. Cash outlays of approximately $54 million will be incurred in connection with costs associated with the return of the leased aircraft to the applicable lessors during the period August 1997 to December 1999. At December 31, 1996, the Company had total remaining accruals for these fleet disposition charges of approximately $54 million, which was included in Accruals for aircraft retirements and excess facilities in the accompanying Consolidated Balance Sheets.

NOTE 11 - NONOPERATING INCOME (EXPENSE)

In February 1996, Continental sold approximately 1.4 million of the
1.8 million shares it owned in America West, realizing net proceeds of $25 million and recognizing a gain of $13 million. In May 1996, the Company sold all of its 802,860 America West warrants, realizing net proceeds of $7 million and recognizing a gain of $5 million. The gains are included in Other, net in the accompanying Consolidated Statements of Operations.

Continental and its former System One subsidiary entered into a series of transactions on April 27, 1995 whereby a substantial portion of System One's assets (including the travel agent subscriber base and travel-related information management products and services software), as well as certain liabilities of System One, were transferred to a newly formed limited liability company, System One Information Management, L.L.C. ("LLC"). LLC is owned equally by Continental CRS Interests, Inc. ("Continental CRS") (formerly System One, which remains a wholly owned subsidiary of Continental), Electronic Data Systems Corporation ("EDS") and AMADEUS, a European computerized reservation system ("CRS"). Substantially all of System One's remaining assets (including the CRS software) and liabilities were transferred to AMADEUS. In addition to the one-third interest in LLC, Continental CRS received cash proceeds of $40 million and an equity interest in AMADEUS valued at $120 million, and outstanding indebtedness of $42 million of System One owed to EDS was extinguished. In connection with these transactions, the Company recorded a pretax gain of $108 million, which amount was included in Nonoperating Income (Expense) in the accompanying Consolidated Statements of Operations for the year ended December 31, 1995. The related tax provision totaled $78 million (which differs from the federal statutory rate due to certain nondeductible expenses), for a net gain of $30 million. System One's revenue, included in Cargo, mail and other revenue, and related net earnings were not material to the consolidated financial statements of Continental.

Also during the year ended December 31, 1995, the Company increased the existing accrual for underutilized airport facilities (discussed below) by $14 million, recorded a $5 million fee in connection with the Air Canada warrant redemption and a gain of $12 million relating to a bankruptcy court approved settlement for the return of certain aircraft purchase deposits. Such amounts were included in Other, net in the accompanying Consolidated Statements of Operations.

During the fourth quarter of 1994, the Company recorded a provision of $447 million associated with (i) the planned early retirement of certain aircraft ($278 million) and (ii) closed or underutilized airport and maintenance facilities and other assets ($169 million). This provision was included in Other, net in the accompanying Consolidated Statements of Operations. Approximately $123 million of the provision represented a non-cash charge associated with a write-down of certain assets (principally inventory and flight equipment) to expected net realizable value. The total provision represented a net charge after taking into consideration $119 million of credits primarily related to the write-off of operating lease deferred credits associated with the aircraft to be retired.

The following represents the activity within these accruals during the two years ended December 31, 1996 (in millions):

                                              1996      1995
Total accruals at beginning of year. . . . . $220      $443
Net cash payments:
 Return conditions on grounded aircraft. . .  (41)      (35)
 Other aircraft related. . . . . . . . . . .  (11)      (24)
 Other . . . . . . . . . . . . . . . . . . .  (17)      (20)
Issuance of the Convertible Secured
 Debentures. . . . . . . . . . . . . . . . .    -      (158)
Increase in accrual for underutilized
 facilities. . . . . . . . . . . . . . . . .    -        14
Total accruals at end of year. . . . . . . .  151       220
Portion included in accrued other
 liabilities . . . . . . . . . . . . . . . .  (17)      (45)
Portion included in accrual for aircraft
 retirement and excess facilities. . . . . . $134      $175

The remaining accruals relate primarily to anticipated cash outlays associated with (i) underutilized airport facilities (primarily associated with Denver International Airport), (ii) the remaining liability associated with the grounded aircraft, and (iii) the closure of the Los Angeles maintenance facilities. The Company has assumed certain sublease rental income for these closed and under-utilized facilities and grounded aircraft in determining the accrual at December 31, 1996. However, should actual sublease rental income be different from the Company's estimates, the actual charge could be different from the amount estimated. The remaining accrual represents cash outlays to be incurred over the remaining lease terms (from one to 14 years). The Company expects to finance the cash outlays primarily with internally generated funds.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of December 31, 1996, Continental has firm commitments with The Boeing Company ("Boeing") to take delivery of a total of 127 jet aircraft during the years 1997 through 2003 with options for an additional 90 aircraft (exercisable subject to certain conditions). These new aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $4.3 billion. Continental has firm commitments of approximately $1.4 billion of backstop financing for its Boeing aircraft orders. Continental currently plans on financing the new Boeing aircraft with enhanced equipment trust certificates or similar financing, subject to availability and market conditions. However, further financing will be needed to satisfy Continental's capital commitment for other aircraft-related expenditures such as spare parts, simulators (including Express's new Embraer ("EMB") 145 aircraft described below) and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Continental has also entered into agreements or letters of intent with several outside parties to lease or purchase five DC-10-30 aircraft and one Boeing 747 aircraft which are expected to be delivered by mid 1997.

In September 1996, Express placed an order for 25 firm EMB-145 50-seat regional jets, with options for an additional 175 aircraft. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. However, if the Company fails to confirm the first tranche of 25 options by August 1997, the rent associated with the 25 firm aircraft will increase by an aggregate of $33.6 million over the 16-year life of the leases. Express took delivery of two of the firm aircraft in late December 1996 and will take delivery of the remaining 23 firm aircraft during the period from January 1, 1997 through the second quarter of 1998. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1997 capital expenditures, exclusive of fleet plan requirements, to aggregate $125 million primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of USAir, Inc. ("USAir") related to the East End Terminal at LaGuardia Airport in New York. In the event USAir defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to reoccupy the terminal.

CMI's collective bargaining agreement with its flight attendants became amendable in September 1996 and negotiations are in progress to amend this contract. The Company's collective bargaining agreements with its CMI agent-classification employees, CMI mechanics and mechanic-related employees, its Continental airlines jet pilots and its Express pilots become amendable in March 1997, March 1997, July 1997 and October 1997, respectively. Negotiations are expected to begin in early 1997 to amend these contracts. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the Company's negotiations is unknown at this time.

Legal Proceedings

The Company and certain of its subsidiaries are defendants in various lawsuits, including suits relating to certain environmental claims, the Company's consolidated Plan of Reorganization under Chapter 11 of the federal bankruptcy code which became effective on April 27, 1993, and proceedings arising in the normal course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on the Company's financial position, results of operations and cash flows, it is the opinion of management, after consulting with counsel, that the ultimate disposition of such suits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 13 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions which have occurred during 1996, 1995 and 1994 other than those discussed elsewhere in the Notes to Consolidated
Financial Statements.

CMI and United Micronesia Development Association, Inc. ("UMDA"), the 9% minority stockholder of CMI, have a services agreement whereby UMDA is paid a fee of one percent of CMI's gross revenue, as defined, through January 1, 2012. For the years ended
December 31, 1996, 1995 and 1994, these fees totaled $6 million, $6 million and $5 million, respectively. As of December 31, 1996, 1995 and 1994, the Company had a payable of $7 million maturing in 2011 to UMDA. Annual payments aggregating $1 million per year are applied to reduce the 1.0% fee.

In connection with the Company's $320 million secured term loan financing (see Note 2), CMI paid UMDA a dividend of approximately
$13 million in 1996.

In connection with Air Canada's investment in the Company, Air Canada, Air Partners and the Company agreed to identify and pursue opportunities to achieve cost savings, revenue enhancement or other synergies from areas of joint operation between the Company and Air Canada. The Company and Air Canada have entered into a series of synergies agreements, primarily in the areas of aircraft maintenance and commercial and marketing alliances (including agreements regarding coordination of connecting flights). The Company believes that the synergies agreements allocate potential benefits to the Company and Air Canada in a manner that is equitable and commercially reasonable, and contain terms at least as favorable to the Company as could be obtained from unrelated parties. As a result of these agreements, Continental paid Air Canada $16 million, $38 million and $29 million for the years ended December 31, 1996, 1995 and 1994, respectively, and Air Canada paid Continental $17 million, $16 million and $13 million in 1996, 1995 and 1994, respectively, primarily relating to aircraft maintenance.

The Company and America West, in which David Bonderman holds a significant interest, entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. Mr. Bonderman is a director of the Company and holds a significant interest in the Company. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, Continental paid America West $15 million, $11 million and $1 million in 1996, 1995 and 1994, respectively, and America West paid Continental $22 million, $14 million and $2 million in 1996, 1995 and 1994, respectively.

On July 27, 1995 and August 10, 1995, Air Partners purchased from the Company an aggregate of 308,226 and 657,320 shares of Class B common stock, respectively, at purchase prices of $7.93 per share (with respect to a total of 710,660 shares) and $6.70 per share (with respect to a total of 254,886 shares). Of the total, 316,640 shares were purchased pursuant to the exercise of antidilution rights granted to Air Partners under the Certificate of Incorporation and the remaining 648,906 shares were purchased pursuant to the exercise of antidilution rights granted to Air Canada under the Certificate of Incorporation (which rights were purchased by Air Partners immediately prior to their exercise on August 10, 1995).

On November 21, 1996, Air Partners exercised its right to sell to the Company, and the Company subsequently purchased, for $50 million, Warrants to purchase 2,614,379 shares of Class B common stock (representing a portion of the total warrants held by Air Partners) pursuant to an agreement entered into earlier in 1996 with the Company.

In May 1996, Air Canada converted all of its 3,322,112 shares of Class A common stock into Class B common stock (pursuant to certain rights granted to it under the Company's Certificate of Incorporation) and sold, on the open market, 4,400,000 shares of the Company's common stock pursuant to the Secondary Offering. In January 1997, Air Canada divested the remainder of its initial investment in Continental common stock by selling on the open market 5,600,000 shares owned in the Company.

NOTE 14 - FOREIGN OPERATIONS

Continental conducts operations in various foreign countries.
Operating revenue from foreign operations are as follows (in millions):

                               Year Ended December 31,
                               1996      1995      1994
Pacific                       $  699    $  742    $  678
Atlantic                         494       390       400
Latin America                    372       311       310

                              $1,565    $1,443    $1,388

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 1996 and 1995 is as follows (in millions, except per share data):

                                                          Three Months Ended
                                              March 31  June 30  September 30  December 31
1996
 Operating revenue . . . . . . . . . . . . .  $1,489    $1,639     $1,671        $1,561
 Operating income. . . . . . . . . . . . . .     120       229         77            99
 Nonoperating income (expense), net. . . . .     (25)      (23)       (30)          (19)
 Net income. . . . . . . . . . . . . . . . .      88       167         17            47

 Earnings per common and common equivalent
  share:
   Income before extraordinary loss (a). . .  $ 1.35    $ 2.53     $ 0.35        $ 0.71
   Extraordinary loss, net of tax. . . . . .       -         -      (0.10)            -
   Net income (a). . . . . . . . . . . . . .  $ 1.35    $ 2.53     $ 0.25        $ 0.71

 Earnings per common share assuming full
  dilution:
   Income before extraordinary loss (a). . .  $ 1.18    $ 2.04     $ 0.34        $ 0.61
   Extraordinary loss, net of tax. . . . . .       -         -      (0.09)            -
   Net income (a). . . . . . . . . . . . . .  $ 1.18    $ 2.04     $ 0.25        $ 0.61


1995
 Operating revenue . . . . . . . . . . . . .  $1,409    $1,478     $1,515        $1,423
 Operating income. . . . . . . . . . . . . .      29       109        153            94
 Nonoperating income (expense), net. . . . .     (57)       72        (40)          (50)
 Net income (loss) . . . . . . . . . . . . .     (30)      102        111            41
 Earnings (loss) per common and common
  equivalent share (a) . . . . . . . . . . .  $(0.60)   $ 1.51     $ 1.54        $ 0.63
 Earnings (loss) per common share assuming
  full dilution (a). . . . . . . . . . . . .  $(0.60)   $ 1.49     $ 1.34        $ 0.55

(a)  The sum of the four quarterly earnings (loss) per share amounts does not agree with the earnings (loss) per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

During the first quarter of 1996, the Company recorded a pretax gain of $12.5 million related to the sale of approximately 1.4 million shares of America West common stock.

During the second quarter of 1996, the Company recorded a $5 million gain related to the sale of the America West warrants.

During the third quarter of 1996, the Company recorded a fleet disposition charge of $128 million ($77 million after-tax) related to the Company's decision to accelerate the replacement of certain aircraft. In addition, in connection with the prepayment of certain indebtedness, Continental recorded a $6 million after tax extraordinary loss relating to early extinguishment of debt.

During the second quarter of 1995, the Company recorded a pretax gain of $108 million ($30 million after-tax) in connection with a series of transactions with System One. See Note 11.



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

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 1997.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)  The following financial statements are included in Item 8.
     "Financial Statements and Supplementary Data":

     Report of Independent Auditors
     Consolidated Statements of Operations for each of the Three
       Years in the Period Ended December 31, 1996
     Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Cash Flows for each of the Three
       Years in the Period Ended December 31, 1996
     Consolidated Statements of Redeemable Preferred Stock and
       Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1996
     Notes to Consolidated Financial Statements

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

(c)  Reports on Form 8-K.

     (i) Report dated October 10, 1996 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced an order for 60 firm 737-500 and the new -600 model aircraft.
     (ii) Report dated November 21, 1996 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced Continental's $50 million purchase of warrants from Air Partners, L.P. to purchase 2,614,379 shares of Class B common stock.
     (iii) Report dated December 4, 1996 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced Continental's proposed issuance of $250 million of 9-1/2% Senior Notes due December 15, 2001 in a private placement.
     (iv) Report dated December 10, 1996 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced the issuance of $250 million of 9-1/2% Senior Notes due December 15, 2001 in a private placement.

(d)  See accompanying Index to Exhibits.




                 REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Continental Airlines, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 10, 1997 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules for these related periods listed in Item 14(b) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                            ERNST & YOUNG LLP


Houston, Texas
February 10, 1997

                      CONTINENTAL AIRLINES, INC.
                         (Parent Company Only)
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENT OF OPERATIONS (a)
                       (In millions of dollars)

                                            Year Ended December 31,
                                           1996      1995      1994
Operating Revenue:
 Passenger. . . . . . . . . . . . . . . . $4,885    $4,354    $4,211
 Cargo, mail and other. . . . . . . . . .    458       419       411
                                           5,343     4,773     4,622
Operating Expenses:
 Wages, salaries and related costs. . . .  1,368     1,252     1,347
 Aircraft fuel. . . . . . . . . . . . . .    645       567       642
 Aircraft rentals . . . . . . . . . . . .    481       471       419
 Commissions. . . . . . . . . . . . . . .    415       397       353
 Maintenance, materials and repairs . . .    332       304       366
 Other rentals and landing fees . . . . .    291       294       328
 Depreciation and amortization. . . . . .    213       215       211
 Fleet disposition charge . . . . . . . .    128         -         -
 Other. . . . . . . . . . . . . . . . . .  1,076     1,035     1,040
                                           4,949     4,535     4,706
Operating Income (Loss) . . . . . . . . .    394       238       (84)

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . . .   (132)     (185)     (210)
 Interest capitalized . . . . . . . . . .      5         6        17
 Interest income. . . . . . . . . . . . .     39        27        20
 Interest income from subsidiaries. . . .      9        11        12
 Other, net . . . . . . . . . . . . . . .     20        (4)     (426)
                                             (59)     (145)     (587)
Income (Loss) before Equity in Net
 Income (Loss) of Subsidiaries, Income
 Taxes and Extraordinary Loss . . . . . .    335        93      (671)

Income Tax Benefit (Provision). . . . . .    (54)       37        73

Equity in Net Income (Loss) of
 Subsidiaries . . . . . . . . . . . . . .     53        96       (15)

Distributions on Preferred Securities
 of Trust, net of applicable income
 taxes of $8 in 1996. . . . . . . . . . .    (14)       (2)        -

Income (Loss) before Extraordinary Loss .    320       224      (613)

Extraordinary Loss, net of applicable
 income taxes of $1 (g) . . . . . . . . .     (1)        -         -

Net Income (Loss) . . . . . . . . . . . . $  319    $  224    $ (613)


These Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Notes to Schedule I.

                      CONTINENTAL AIRLINES, INC.
                         (Parent Company Only)
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED BALANCE SHEET (a)
            (In millions of dollars, except for share data)

                                           December 31,  December 31,
             ASSETS                           1996          1995
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $76 and $144, respectively . . . . .    $  989        $  675
 Accounts receivable, net . . . . . . . .       298           282
 Accounts receivable from subsidiaries,
  net . . . . . . . . . . . . . . . . . .         -            18
 Notes receivable from subsidiaries . . .        78            79
 Spare parts and supplies, net. . . . . .        85           107
 Prepayments and other assets . . . . . .        82            85
  Total current assets. . . . . . . . . .     1,532         1,246

Property and Equipment:
 Owned property and equipment, net of
  accumulated depreciation of $333 and
  $263, respectively. . . . . . . . . . .       996           984
 Purchase deposits for flight equipment .       137            47
 Capital leases, net of accumulated
  amortization of $128 and $102,
  respectively. . . . . . . . . . . . . .       251           272
   Total property and equipment . . . . .     1,384         1,303

Other Assets:
 Routes, gates and slots, net of
  accumulated amortization of $160 and
  $116, respectively. . . . . . . . . . .       961         1,005
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net of accumulated
  amortization of $46 and $35,
  respectively. . . . . . . . . . . . . .       185           196
 Investment in subsidiaries . . . . . . .       194           276
 Investments. . . . . . . . . . . . . . .         8            37
 Other assets, net. . . . . . . . . . . .       113            90
   Total other assets . . . . . . . . . .     1,461         1,604
     Total Assets . . . . . . . . . . . .    $4,377        $4,153









These Statements should be read in conjunction with the Consolidated
Financial Statements and Notes thereto and Notes to Schedule I.

                      CONTINENTAL AIRLINES, INC.
                         (Parent Company Only)
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED BALANCE SHEET (a)
            (In millions of dollars, except for share data)

                                           December 31,  December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY         1996          1995
Current Liabilities:
 Current maturities of long-term
  debt (b). . . . . . . . . . . . . . . .    $  155        $  156
 Current maturities of capital leases . .        52            50
 Accounts payable . . . . . . . . . . . .       636           564
 Accounts payable to subsidiaries, net. .         6             -
 Air traffic liability. . . . . . . . . .       639           541
 Accrued other liabilities. . . . . . . .       450           537
  Total current liabilities . . . . . . .     1,938         1,848

Long-Term Debt (b). . . . . . . . . . . .       970         1,118

Capital Leases. . . . . . . . . . . . . .       227           269

Deferred Credits and Other Long-Term
 Liabilities. . . . . . . . . . . . . . .       373           330

Commitments and Contingencies (c)

Continental-Obligated Mandatorily
 Redeemable Preferred Securities
 of Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures (d) . . . . . . . . . . . . .       242           242

Redeemable Preferred Stock (e). . . . . .        46            41

Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized; 9,280,000
  and 12,602,112 shares issued and
  outstanding at December 31, 1996
  and 1995, respectively (e),(f). . . . .        -              -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  47,943,343 and 42,856,548 shares issued
  and outstanding at December 31, 1996
  and December 31, 1995,
  respectively (e),(f). . . . . . . . . .         -             -
 Additional paid-in capital . . . . . . .       693           733
 Accumulated deficit. . . . . . . . . . .      (109)         (428)
 Unvested portion of restricted stock . .        (5)          (10)
 Additional minimum pension liability . .        (2)           (8)
 Unrealized gain on marketable equity
  securities. . . . . . . . . . . . . . .         4            18
  Total common stockholders' equity . . .       581           305
    Total Liabilities and Stockholders'
      Equity. . . . . . . . . . . . . . .    $4,377        $4,153

These Statements should be read in conjunction with the Consolidated
Financial Statements and Notes thereto and Notes to Schedule I.

                      CONTINENTAL AIRLINES, INC.
                         (Parent Company Only)
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENT OF CASH FLOWS (a)
                       (In millions of dollars)


                                            Year Ended December 31,
                                           1996      1995      1994
Net cash provided (used) by operating
 activities . . . . . . . . . . . . . . .  $788      $245      $(56)

Cash Flows from Investing Activities:
  Capital expenditures, net of returned
   purchase deposits. . . . . . . . . . .  (283)      (68)     (196)
  Proceeds from disposition of property,
   equipment and other assets . . . . . .    11        20        28
  Purchase deposits refunded in
   connection with aircraft delivered . .    18        97        96
  Proceeds from sale/leaseback
   transactions . . . . . . . . . . . . .    47         -         -
  Proceeds from sale of America West
   stock and warrants . . . . . . . . . .    32         -         -
  Dividends received from subsidiaries. .   136        81         -
  Investment in America West. . . . . . .     -         -       (19)
   Net cash provided (used) by
    investing activities. . . . . . . . .   (39)      130       (91)

Cash Flows from Financing Activities:
  Net proceeds from issuance of
   long-term debt . . . . . . . . . . . .   484         7        31
  Payments on long-term debt and
   capital lease obligations. . . . . . .  (797)     (299)     (256)
  Net proceeds from issuance of
   common stock . . . . . . . . . . . . .    18        13         -
  Net proceeds from issuance of
   preferred securities of trust. . . . .     -       242         -
  Dividends paid on preferred
   securities of trust. . . . . . . . . .   (22)        -         -
  Purchase of warrants. . . . . . . . . .   (50)      (14)        -
   Net cash provided (used) by
    financing activities. . . . . . . . .  (367)      (51)     (225)

Net Increase (Decrease) in Cash and
 Cash Equivalents . . . . . . . . . . . .   382       324      (372)

Cash and Cash Equivalents -
 Beginning of Period (A). . . . . . . . .   531       207       579

Cash and Cash Equivalents -
 End of Period (A). . . . . . . . . . . .  $913      $531      $207

                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                         (Parent Company Only)
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENT OF CASH FLOWS (a)
                       (In millions of dollars)


                                            Year Ended December 31,
                                           1996      1995      1994
Supplemental Cash Flows Information:
 Interest paid. . . . . . . . . . . . . .  $129      $156      $179
 Income taxes paid. . . . . . . . . . . .     3         7         -

Financing and Investing Activities
 Not Affecting Cash:

  Reclassification of accrued rent,
   capital leases and interest to
   long-term debt . . . . . . . . . . . .  $ 11      $ 65      $ 26

  Capital Lease obligations incurred. . .  $ 31      $ 10      $ 14

  Property and equipment acquired
   through the issuance of debt . . . . .  $ 69      $ 15      $ 10

  Issuance of debt in connection with
   purchase of Air Canada warrants. . . .  $  -      $ 42      $  -

  Issuance of convertible secured
   debentures in connection with
   the aircraft settlements . . . . . . .  $  -      $158      $  -

  Exchange of preferred stock for
   long-term debt . . . . . . . . . . . .  $  -      $ 21      $  -

  Financed purchase deposits for
   flight equipment . . . . . . . . . . .  $ 19      $  5      $  -

  Return of financed purchase deposits. .  $  -      $ 10      $  -

  Reduction of capital lease obligations
   in connection with the exchange of ATR
   aircraft . . . . . . . . . . . . . . .  $ 19      $  -      $  -

(A) Excludes restricted cash of $76 million, $144 million, $119 million and $102 million at December 31, 1996, 1995, 1994 and 1993, respectively.





These Statements should be read in conjunction with the Consolidated
Financial Statements and Notes thereto and Notes to Schedule I.

                       NOTES TO SCHEDULE I


(a) The Condensed Financial Information of Registrant includes the accounts of Continental and its wholly owned subsidiaries, Rubicon Indemnity, Ltd., which was formed for workers' compensation purposes and Continental Airlines Finance Trust, which was formed for the issuance of preferred securities. These subsidiaries have been included in Schedule I to properly reflect the parent company's workers' compensation liability and redeemable preferred securities.

(b) Continental's long-term debt (parent company only) was recorded at fair market value at April 27, 1993. Long-term debt as of December 31, 1996 and 1995 is summarized as follows (in millions):

                                               1996      1995
Secured

 Notes payable, interest rates of 6.0%
  to 12.09% (imputed interest rates of
  7.86% to 9.9%), payable through 2008 . .   $  218    $  262
 Floating rate notes, interest rates of
  Prime plus 0.5% to 0.75%, LIBOR plus
  0.75% to 4.0% and Eurodollar plus
  0.75%, payable through 2006. . . . . . .      187       173
 Notes payable, interest rates of 6.14%
  to 14.00% (imputed interest rates
  approximate stated interest rates),
  payable through 2019 . . . . . . . . . .      152       187
 Notes payable, interest rates of 8.0%
  to 9.86%, payable through 2003 . . . . .        -       392
 Series A convertible debentures, interest
  rate of 6.0%, payable through 2002 . . .        -       124
 Other . . . . . . . . . . . . . . . . . .        4         7

 Unsecured
  Senior notes payable, interest rate of 9.5%,
   payable through 2001. . . . . . . . . .      250         -
  Convertible subordinated notes,
   interest rate of 6.75%, payable
   through 2006. . . . . . . . . . . . . .      230         -
  Notes payable, interest rates of 8.38%
   to 12% (imputed interest rates of
   10.22% to 21.8%), payable through
   2001. . . . . . . . . . . . . . . . . .       78       122
  Other. . . . . . . . . . . . . . . . . .        6         7
                                              1,125     1,274
  Less:  current maturities. . . . . . . .      155       156
  Total. . . . . . . . . . . . . . . . . .   $  970    $1,118

Long-term debt maturities due over the next five years are as follows (in millions):

     Year ending December 31,
          1997 . . . . . . . . . . . . . . . . . .   $155
          1998 . . . . . . . . . . . . . . . . . .    102
          1999 . . . . . . . . . . . . . . . . . .    101
          2000 . . . . . . . . . . . . . . . . . .     84
          2001 . . . . . . . . . . . . . . . . . .    307

(c)  See Note 12 of Notes to Consolidated Financial Statements.

(d)  See Note 5 of Notes to Consolidated Financial Statements.

(e)  See Note 6 of Notes to Consolidated Financial Statements.

(f)  The Company has not paid dividends on its common stock.

(g) During 1996, an extraordinary loss of $1 million was recorded, net of $1 million income tax benefit, related to the early extinguishment of debt. See Note 2 to Consolidated Financial Statements.

           CONTINENTAL AIRLINES, INC. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      For the Years Ended December 31, 1996, 1995, and 1994
                    (In millions of dollars)





                                    Allowance
                                   for Doubtful  Allowance for
                                    Receivables  Obsolescence
  Balance, December 31, 1993 . . .      $35          $ 5

    Additions charged to expense .       25           32
    Deductions from reserve. . . .      (21)          (1)
    Other. . . . . . . . . . . . .       (1)           -

  Balance, December 31, 1994 . . .       38           36

    Additions charged to expense .       24           12
    Deductions from reserve. . . .      (15)         (12)
    Other. . . . . . . . . . . . .       (3)           -

  Balance, December 31, 1995 . . .       44           36

    Additions charged to expense .       16           18
    Deductions from reserve. . . .      (31)          (8)
    Other. . . . . . . . . . . . .       (2)           1

  Balance, December 31, 1996 . . .      $27          $47

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONTINENTAL AIRLINES, INC.


                                   By /s/ LAWRENCE W. KELLNER
                                      Lawrence W. Kellner
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of Registrant)

Date:  February 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 21, 1997.

             Signature                       Capacity

      /s/ GORDON M. BETHUNE    Chairman and Chief Executive Officer
      Gordon M. Bethune        (Principal Executive Officer)

      /s/ LAWRENCE W. KELLNER  Executive Vice President and
      Lawrence W. Kellner      Chief Financial Officer
                               (Principal Financial Officer)

      /s/ MICHAEL P. BONDS     Vice President and Controller
      Michael P. Bonds         (Principal Accounting Officer)

      THOMAS J. BARRACK, JR.*  Director
      Thomas J. Barrack, Jr.

      LLOYD M. BENTSEN, JR.*   Director
      Lloyd M. Bentsen, Jr.

      DAVID BONDERMAN*         Director
      David Bonderman

      /s/GREGORY D. BRENNEMAN  Director
      Gregory D. Brenneman

      PATRICK FOLEY*           Director
      Patrick Foley

      DOUGLAS McCORKINDALE*    Director
      Douglas McCorkindale

      GEORGE G.C. PARKER*      Director
      George G.C. Parker

      RICHARD W. POGUE*        Director
      Richard W. Pogue

      WILLIAM S. PRICE III*    Director
      William Price III

      DONALD L. STURM*         Director
      Donald L. Sturm

      KAREN HASTIE WILLIAMS*   Director
      Karen Hastie Williams

      CHARLES A. YAMARONE*     Director
      Charles A. Yamarone


      *By /s/ LAWRENCE W. KELLNER
          Lawrence W. Kellner
          Attorney-in-Fact
          February  21 , 1997

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

2.5 Confirmation Order, dated April 16, 1993 -- incorporated by reference to Exhibit 2.5 to the April 8-K.

3.1       Amended and Restated Certificate of Incorporation of
          Continental -- incorporated by reference to
          Exhibit 4.1(a) to Continental's Form S-8 registration statement (No. 333-06993) (the "1996 S-8").

3.2 By-laws of Continental, as amended to date -- incorporated by reference to Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996 (the "1996 Third Quarter 10-Q").

4.1 Specimen Class A Common Stock Certificate of the Company -- incorporated by reference to Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

4.2 Specimen Class B Common Stock Certificate of the Company -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-
          68870) (the "1993 S-1").

4.3       Certificate of Designations of Series A 12% Cumulative
          Preferred Stock -- incorporated by reference to Exhibit
          1.2 to Continental's Form 8-A Registration Statement, as amended to date.

4.4 Subscription and Stockholders' Agreement -- incorporated by reference to Exhibit 4.5 to the April 8-K.

4.4(a) Amendment to Stockholders' Agreement dated April 19, 1996 among the Company, Air Partners and Air Canada -- incorporated by reference to Exhibit 10.1 to Continental's Form S-3 Registration Statement (No. 333-
          02701) (the "1996 S-3").

4.5 Amended and Restated Registration Rights Agreement dated April 19, 1996 among the Company, Air Partners and Air
          Canada -- incorporated by reference to Exhibit 10.2 to the 1996 S-3.

4.6       Warrant Agreement dated as of April 27, 1993, between
          Continental and Continental as warrant agent -- incorporated by reference to Exhibit 4.7 to the April 8-K.

4.7 Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

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

10.2(a) Supplemental Agreements Nos. 1 through 6 to the Terminal C Lease -- incorporated by reference to Exhibit 10.3 to Continental's Annual Report on Form 10-K (File No. 1-
          8475) for the year ended December 31, 1987 ("the 1987 10-
          K").

10.2(b) Supplemental Agreement No. 7 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K (File No. 1-
          8475) for the year ended December 31, 1988.

10.2(c) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.2(d) Supplemental Agreements No. 12 through 15 to the Terminal C Lease -- incorporated by reference to Exhibit 10.2(d) to the 1995 10-K.

10.3 Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and
          Continental  --  incorporated by reference to Exhibit
          10.2 to the 1987 10-K.

10.4* Amended and restated employment agreement between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1996
          (the "1996 Second Quarter 10-Q").

10.4(a)* Amendment to employment agreement, dated as of September 30, 1996, between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to the 1996
          Third Quarter 10-Q.

10.5* Amended and restated employment agreement between the Company and Gregory D. Brenneman -- incorporated by ref-erence to Exhibit 10.2 to the 1996 Second Quarter 10-Q.

10.5(a)* Amendment to employment agreement, dated as of September 30, 1996, between the Company and Gregory D. Brenneman -- incorporated by reference to Exhibit 10.2 to the 1996
          Third Quarter 10-Q.

10.6* Amended and restated employment agreement between the Company and Lawrence W. Kellner -- incorporated by ref-erence to Exhibit 10.3 to the 1996 Second Quarter 10-Q.

10.7* Amended and restated employment agreement between the Company and Barry P. Simon -- incorporated by reference to Exhibit 10.7 to the 1995 10-K.

10.8* Amended and restated employment agreement between the Company and C. D. McLean -- incorporated by reference to
          Exhibit 10.8 to the 1995 10-K.

10.9* Form of amendment to employment agreement between the Company and Lawrence W. Kellner, C.D. McLean and Barry P. Simon -- incorporated by reference to Exhibit 10.4 to the 1996 Second Quarter 10-Q.

10.9(a)* Form of amendment to employment agreement, dated as of September 30, 1996, for each of Lawrence W. Kellner, C.
          D. McLean and Barry P. Simon -- incorporated by reference to Exhibit 10.3 to the 1996 Third Quarter 10-Q.

10.10* Continental Airlines, Inc. 1994 Incentive Equity Plan -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.10(a)* First Amendment to Continental Airlines, Inc. 1994
          Incentive Equity Plan -- incorporated by reference to
          Exhibit 10.1 to the 1995 Third Quarter 10-Q.

10.10(b)* Second Amendment to Continental Airlines, Inc. 1994
          Incentive Equity Plan -- incorporated by reference to
          Exhibit 4.3(c) to the 1996 S-8.

10.10(c)* Third Amendment to Continental Airlines, Inc. 1994
          Incentive Equity Plan -- incorporated by reference to
          Exhibit 10.4 to the 1996 Third Quarter 10-Q.

10.11 Purchase Agreement No. 1783, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 757-224 aircraft -- incorporated by reference to
          Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the "1993 Second Quarter 10-Q"). (1)

10.11(a) Supplemental Agreement No. 4 to Purchase Agreement No. 1783 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 757-224 aircraft -- incorporated by reference to Exhibit 10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 0-09781) (the "1994 10-
          K").  (1)

10.11(b) Supplemental Agreement No. 6 to Purchase Agreement No. 1783 between the Company and Boeing, dated June 13, 1996, relating to the purchase of Boeing 757-224 aircraft -- incorporated by reference to Exhibit 10.6 to the 1996 Second Quarter 10-Q. (2)

10.11(c) Supplemental Agreement No. 7 to Purchase Agreement No. 1783 between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 757-224 aircraft -- incorporated by reference to Exhibit 10.6(a) to the 1996 Second Quarter 10-Q. (2)

10.11(d)  Supplemental Agreement No. 8 to Purchase Agreement No.
          1783 between the Company and Boeing, dated October 27,
          1996, relating to the purchase of Boeing 757-224
          aircraft.  (2)(3)

10.13 Purchase Agreement No. 1785, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 777-224 aircraft -- incorporated by reference to
          Exhibit 10.4 to the 1993 Second Quarter 10-Q.  (1)

10.13(a) Supplemental Agreement No. 3 to Purchase Agreement No. 1785 between the Company and Boeing, dated March 31, 1995, relating to the purchase of Boeing 777-224 aircraft -- incorporated by reference to Exhibit 10.14(a) to the 1994 10-K. (1)

10.13(b) Supplemental Agreement No. 4 to Purchase Agreement No. 1785 between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 777-224 aircraft -- incorporated by reference to Exhibit 10.7 to the 1996 Second Quarter 10-Q. (2)

10.14 Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737-724 and 737-824 aircraft -- incorporated by reference to
          Exhibit 10.8 to the 1996 Second Quarter 10-Q.  (2)

10.14(a)  Supplemental Agreement No. 1 to Purchase Agreement No.
          1951 between the Company and Boeing, dated October 10,
          1996, relating to the purchase of Boeing 737 aircraft.
          (2)(3)

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

10.19 Third Revised Investment Agreement, dated April 21, 1994, between America West Airlines, Inc. and AmWest Partners, L.P. -- incorporated by reference to Exhibit 1 to Continental's Schedule 13D relating to America West
          Airlines, Inc. filed on August 25, 1994.

10.20* Form of Letter Agreement relating to certain flight benefits between the Company and each of its nonemployee directors -- incorporated by reference to Exhibit 10.19 of the 1995 10-K.

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