Form 10-Q/A
period 1996-06-30
CONTINENTAL AIRLINES INC /DE/
filed 1997-04-21
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K are amended and restated in their entirety as follows:

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

        (1)  Filed herewith.
        (2) The Commission has granted confidential treatment for a portion of this exhibit.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  April 22, 1997   by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  April 22, 1997        /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)