Form 10-Q
period 1997-03-31
CONTINENTAL AIRLINES INC /DE/
filed 1997-04-28
CIK 319687

AS FILED
                                                     WITH THE SEC

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

As of April 11, 1997, 8,589,530 shares of Class A common stock and 48,992,814 shares of Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)


                                           Three Months
                                          Ended March 31,
                                          1997        1996
                                             (Unaudited)
Operating Revenue:
 Passenger . . . . . . . . . . . . . . . $1,564      $1,375
 Cargo, mail and other . . . . . . . . .    134         114
                                          1,698       1,489

Operating Expenses:
 Wages, salaries and related costs . . .    414         364
 Aircraft fuel . . . . . . . . . . . . .    229         177
 Aircraft rentals. . . . . . . . . . . .    131         124
 Commissions . . . . . . . . . . . . . .    138         126
 Maintenance, materials and repairs. . .    125         112
 Other rentals and landing fees. . . . .     97          84
 Depreciation and amortization . . . . .     60          65
 Other . . . . . . . . . . . . . . . . .    358         317
                                          1,552       1,369

Operating Income . . . . . . . . . . . .    146         120

Nonoperating Income (Expense):
 Interest expense. . . . . . . . . . . .    (42)        (47)
 Interest capitalized. . . . . . . . . .      6           1
 Interest income . . . . . . . . . . . .     13           9
 Other, net. . . . . . . . . . . . . . .      1          12
                                            (22)        (25)

Income before Income Taxes and
 Minority Interest . . . . . . . . . . .    124          95

Income Tax Provision . . . . . . . . . .    (46)         (2)











                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)


                                           Three Months
                                          Ended March 31,
                                          1997        1996
                                             (Unaudited)
Income before Minority Interest. . . . . $   78      $   93

Minority Interest. . . . . . . . . . . .      -          (1)

Distributions on Preferred
 Securities of Trust, net of
 applicable income taxes of $2 and $2,
 respectively. . . . . . . . . . . . . .     (4)         (4)

Net Income . . . . . . . . . . . . . . .     74          88

Preferred Dividend Requirements. . . . .     (1)         (1)

Income Applicable to Common Shares . . . $   73      $   87

Earnings per Common and Common
 Equivalent Share. . . . . . . . . . . . $ 1.13      $ 1.35

Earnings per Common Share
 Assuming Full Dilution. . . . . . . . . $ 0.95      $ 1.18























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           March 31,  December 31,
          ASSETS                             1997         1996
                                          (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $79 and $76, respectively . . . . . .  $  927      $1,061
 Accounts receivable, net. . . . . . . . .     407         377
 Spare parts and supplies, net . . . . . .     118         111
 Prepayments and other . . . . . . . . . .     122          85
  Total current assets . . . . . . . . . .   1,574       1,634

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   1,271       1,199
  Other. . . . . . . . . . . . . . . . . .     363         338
                                             1,634       1,537
  Less:  Accumulated depreciation. . . . .     389         370
                                             1,245       1,167

Purchase deposits for flight equipment         232         154

Capital leases:
 Flight equipment. . . . . . . . . . . . .     400         396
 Other . . . . . . . . . . . . . . . . . .      35          31
                                               435         427
 Less:  Accumulated amortization . . . . .     158         152
                                               277         275
  Total property and equipment . . . . . .   1,754       1,596

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,469       1,473
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .     233         237
 Investments . . . . . . . . . . . . . . .     132         134
 Other assets, net . . . . . . . . . . . .     139         132

  Total other assets . . . . . . . . . . .   1,973       1,976

   Total Assets. . . . . . . . . . . . . .  $5,301      $5,206







                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           March 31,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1997         1996
                                          (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  169      $  201
 Current maturities of capital leases. . .      68          60
 Accounts payable. . . . . . . . . . . . .     608         705
 Air traffic liability . . . . . . . . . .     788         661
 Accrued payroll and pensions. . . . . . .     175         149
 Accrued other liabilities . . . . . . . .     352         328
  Total current liabilities. . . . . . . .   2,160       2,104

Long-Term Debt . . . . . . . . . . . . . .   1,318       1,368

Capital Leases . . . . . . . . . . . . . .     239         256

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     119          75
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .     177         188
 Other . . . . . . . . . . . . . . . . . .     324         331
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     620         594

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . .      16          15

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures (A). . . . . . . . . . . . . .     242         242

Redeemable Preferred Stock . . . . . . . .      47          46




(A) The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $250 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020. Upon repayment, the Continental-
     Obligated Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust will be mandatorily redeemed.


                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
         (In millions of dollars, except for share data)


                                           March 31,  December 31,
                                             1997         1996
                                          (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  8,593,030 and 9,280,000 shares issued
  and outstanding, respectively. . . . . .  $    -      $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  48,983,580 and 47,943,343 shares
  issued and outstanding, respectively . .       -           -
 Additional paid-in capital  . . . . . . .     697         693
 Accumulated deficit . . . . . . . . . . .     (35)       (109)
 Other . . . . . . . . . . . . . . . . . .      (3)         (3)
  Total common stockholders' equity. . . .     659         581
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $5,301      $5,206





























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)


                                           Three Months
                                          Ended March 31,
                                          1997        1996
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . . $154         $145

Cash Flows from Investing Activities:
 Capital expenditures. . . . . . . . . . (171)         (20)
 Purchase deposits refunded in
  connection with aircraft delivered . .   11            6
 Proceeds from sale of America West
  stock. . . . . . . . . . . . . . . . .    -           25
 Proceeds from sale/leaseback
  transactions . . . . . . . . . . . . .    -           12
 Other . . . . . . . . . . . . . . . . .   (8)           2
  Net cash (used) provided by
   investing activities. . . . . . . . . (168)          25

Cash Flows from Financing Activities:
 Payments on long-term debt and
  capital lease obligations. . . . . . . (128)        (458)
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .    6          223
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .    5            1
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .   (6)          (6)
  Net cash used by financing activities. (123)        (240)

Net Decrease in Cash and Cash
 Equivalents . . . . . . . . . . . . . . (137)         (70)

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . .  985          603

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $848         $533



(A) Excludes restricted cash of $76 million and $144 million at January 1, 1997 and 1996, respectively, and $79 million and $124 million at March 31, 1997 and 1996, respectively.




                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of dollars)


                                           Three Months
                                          Ended March 31,
                                          1997        1996
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $ 26         $ 46
 Income taxes paid . . . . . . . . . . . $  -         $  -

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $ 28         $ 28
 Capital lease obligations incurred. . . $  9         $  1


































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 1996.

NOTE 1 - EARNINGS PER SHARE

The earnings per common share ("EPS") computations are based upon earnings applicable to common shares and the average number of shares of common stock, common stock equivalents (stock options, warrants and restricted stock) and potentially dilutive securities (e.g., convertible securities) outstanding. The number of shares used in the primary EPS computations for the three months ended March 31, 1997 and 1996 was 64,356,176 and 64,069,152, respectively. The number of shares used in the fully-diluted EPS computations for the three months ended March 31, 1997 and 1996 was 82,787,287 and 78,627,072, respectively. Preferred stock dividend requirements decreased net income for this computation by approximately $1 million for each of the three-month periods ended March 31, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Under SFAS 128, the Company's basic EPS for the three months ended March 31, 1997 and 1996 was $1.28 and $1.60 per share, respectively, and the Company's diluted EPS for the three months ended March 31, 1997 and 1996 was $0.96 and $1.19 per share, respectively.

NOTE 2 - INCOME TAXES

Income taxes for the three months ended March 31, 1997 were provided at the estimated annual effective tax rate. Such rate differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes. The income tax provision for the three months ended March 31, 1996 consists of foreign income taxes. No provision for federal income taxes was recorded for the three months ended March 31, 1996 since the Company had previously incurred net operating losses for which a tax benefit had not previously been recorded.

At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") of $2.3 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits could be limited.

For financial reporting purposes, as of December 31, 1996, a valuation allowance of $694 million has been recognized to offset the deferred tax assets related to a portion of the NOLs. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Realization of a substantial portion of the Company's remaining NOLs will require the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company has consummated several such transactions and currently intends to consummate one or more additional transactions. If the Company were to determine in the future that such transactions would not be completed and if future income were not sufficient to recognize the benefit of previously completed transactions, an adjustment to the net deferred tax liability of up to $85 million would be charged to income in the period such determination was made. In the event the Company recognizes additional tax benefits related to NOLs and investment tax credit carryforwards attributable to the Company's predecessor, Continental Airlines Holdings, Inc., together with its operating subsidiaries, those benefits would be applied to reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles to zero, and thereafter as an addition to paid-in capital.

NOTE 3 - OTHER

On February 28, 1997, the Board of Directors adopted the Continental Airlines, Inc. 1997 Stock Incentive Plan (the "Incentive Plan"), subject to approval by the stockholders of the Company at the annual stockholders' meeting to be held on May 16, 1997. Also, on February 28, 1997, the Company granted options to purchase approximately 1.6 million shares of Class B common stock (of which 390,000 options were granted under the Continental Airlines, Inc. 1994 Incentive Equity Plan and the balance was granted under the Incentive Plan). The Incentive Plan provides that the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors of the Company or employees of the Company or its subsidiaries. Subject to adjustment as provided in the Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the Incentive Plan may not exceed 2,000,000 shares, which may be originally issued or treasury shares or a combination thereof. The maximum number of shares of Class B common stock that may be (i) subject to options granted to any one individual during any calendar year may not exceed 200,000 shares and (ii) granted as restricted stock may not exceed 100,000 shares (in each case subject to adjustment as provided in the Incentive Plan).

In March 1997, Continental completed a transaction involving the issuance of $707 million of pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, Continental and are therefore not included in the accompanying consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and will enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 30 new aircraft from The Boeing Company ("Boeing") scheduled to be delivered to Continental between March 1997 and February 1998. One such aircraft was delivered in March 1997 and the financing for such aircraft utilized approximately $37 million of the proceeds from the transaction. As of April 25, 1997 approximately $670 million of the proceeds remain on deposit. If any funds remain as deposits at the end of the delivery period (which may be extended to June 1998), such funds will be distributed back to the certificate holders. Such distribution will include a make-whole premium payable by Continental. Management believes that the likelihood that the Company would be required to pay a material make-whole premium is remote.

In February 1997, the Company began construction of a new hangar and improvements to a cargo facility at the Company's hub at Newark International Airport which is expected to be completed in the fourth quarter of 1997. The Company expects to finance these projects, which will cost approximately $25 million, with tax-exempt bonds. In addition, the Company is also planning a facility expansion at Newark which would require, among other matters, agreements to be reached with the applicable airport authority.

In March 1997, the Company announced plans to expand its facilities at its Hopkins International Airport hub in Cleveland. The expansion, which will include a new jet concourse for the new regional jet service offered by Continental's wholly owned subsidiary, Continental Express, Inc. ("Express"), as well as other facility improvements, is expected to cost approximately $120 million, which the Company expects will be funded principally by the issuance of a combination of tax-exempt special facilities revenue bonds and general airport revenue bonds by the City of Cleveland. In connection therewith, the Company expects to enter into long-term leases with the City of Cleveland providing for the Company to make rental payments sufficient to service the tax-exempt bonds.

The Company has recently begun collective bargaining agreement negotiations with its Continental Airlines and Express pilots whose contracts become amendable in July 1997 and October 1997, respectively. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

In February 1996, the Company sold approximately 1.4 million of its
1.8 million shares of America West Airlines, Inc. ("America West") common stock for net proceeds of approximately $25 million in an underwritten public offering. A $13 million gain was realized on the transaction and included in other nonoperating income for the three months ended March 31, 1996.

NOTE 4 - SUBSEQUENT EVENTS

In April 1997, Continental consummated a $160 million floating rate (e.g., LIBOR plus 1.125% or prime) secured revolving credit facility (the "Facility"). The revolving loans made under the Facility will be used for the purpose of making certain predelivery payments to Boeing for new Boeing aircraft to be delivered through December 1999.

In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred") held by an affiliate of Air Canada, a Canadian corporation ("Air Canada"), for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $47.7 million.

In April 1997, the City of Houston (the "City") completed the offering of $190 million aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds") payable solely from rentals paid by Continental under long-term lease agreements with the City. The IAH Bonds are unconditionally guaranteed by the Company. The proceeds from the IAH Bonds will be used to finance the acquisition, construction and installation of certain terminal and other airport facilities located at Continental's hub at George Bush Intercontinental Airport in Houston, including a new automated people mover system linking Terminals B and C and 20 aircraft gates in Terminal B into which Continental intends to expand its operations. The expansion project is expected to be completed by the summer of 1999.

In April 1997, the Company announced plans to build a wide-body aircraft maintenance hangar in Honolulu, Hawaii at an estimated cost of $24 million. Construction of the hangar, anticipated to be completed by the second quarter of 1998, is expected to be financed by tax-exempt special facilities revenue bonds issued by the State of Hawaii. In connection therewith, the Company expects to enter into long-term leases under which rental payments will be sufficient to service the related bonds.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's Form 10-K for the year ended December 31, 1996 which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three months ended March 31, 1997 as compared to the corresponding period ended March 31, 1996.

Comparison of Three Months Ended March 31, 1997 to Three Months
Ended March 31, 1996

The Company recorded consolidated net income of $74 million for the three months ended March 31, 1997 as compared to consolidated net income of $88 million for the three months ended March 31, 1996. The Company's net income in the first quarter of 1996 included a gain of $13 million on the sale of 1.4 million shares of America West common stock. Management believes that the Company benefitted in the first quarters of 1996 and 1997 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax was reinstated on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its expiration, can be precisely determined.

Passenger revenue increased 13.7%, $189 million, during the quarter ended March 31, 1997 as compared to the same period in 1996, which was primarily due to an 11.7% increase in revenue passenger miles driven by an 8.8% increase in capacity.

Cargo, mail and other revenue increased 17.5%, $20 million, in the three months ended March 31, 1997 as compared to the same period in the prior year, principally as a result of an increase in freight and mail volumes and in revenue related to frequent flyer mileage credits sold to participating partners in the Company's frequent flyer program.

Wages, salaries and related costs increased 13.7%, $50 million, during the quarter ended March 31, 1997 as compared to the same period in 1996, due to an increase in accruals for employee profit sharing and other incentive programs, including the payment of bonuses for on-time arrival performance, and an increase in wages and salaries due to an 8.8% increase in average full-time equivalent employees in the first quarter of 1997 compared to the first quarter of 1996. In addition, wage rates were impacted by a longevity pay increase for substantially all employee groups, effective July 1, 1996.

Aircraft fuel expense increased 29.4%, $52 million, in the three months ended March 31, 1997 as compared to the same period in the prior year. The average price per gallon increased 17.0% from
59.31 cents in the first quarter of 1996 to 69.38 cents in the first quarter of 1997. In addition, there was a 10.3% increase in the quantity of jet fuel used from 290 million gallons in the first quarter of 1996 to 320 million gallons in the first quarter of 1997, principally reflecting increased capacity.

Commission expense increased 9.5%, $12 million, in the quarter ended March 31, 1997 as compared to the same period in the prior year, primarily due to increased passenger revenue.

Maintenance, materials and repairs increased 11.6%, $13 million, during the quarter ended March 31, 1997 as compared to the same period in 1996, due principally to the volume and timing of engine overhauls and routine maintenance as part of the Company's ongoing maintenance program.

Other rentals and landing fees increased 15.5%, $13 million, for the three months ended March 31, 1997 compared to the same period in 1996, principally due to higher landing fees resulting from increased operations.

Other operating expense increased 12.9%, $41 million, in the three months ended March 31, 1997 as compared to the same period in the prior year, as a result of increases in passenger services, advertising and publicity, reservations and sales expense and other miscellaneous expense.

Interest expense decreased 10.6%, $5 million, during the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to the Company's refinancing initiatives, including principal reductions of long-term debt and capital lease obligations.

The Company's other nonoperating income (expense) in the quarter ended March 31, 1997 included foreign exchange gains primarily related to the Japanese yen. Other nonoperating income (expense) in the first quarter of 1996 consisted primarily of a $13 million gain related to the sale of 1.4 million shares of America West common stock.

The income tax provision for the three months ended March 31, 1997 of $46 million consisted of federal, state and foreign income taxes. The income tax provision for the three months ended
March 31, 1996 consisted solely of foreign income taxes. No provision for federal income taxes was recorded for the three months ended March 31, 1996 due to previously unbenefitted NOLs.

An analysis of statistical information for Continental's jet operations for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       March 31,        Increase/
                                   1997        1996     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 10,891      9,752      11.7 %
Available seat miles
 (millions) (2). . . . . . . . . .15,832      14,551       8.8 %
Block hours (thousands) (3). . . .   292         270       8.1 %
Passenger load factor (4). . . . .  68.8%       67.0%      1.8 pts.
Breakeven passenger load
 factor (5). . . . . . . . . . . .  62.2%       61.0%      1.2 pts.
Passenger revenue per available
  seat mile (cents) (6). . . . . .  9.29        8.90       4.4 %
Total revenue per available
 seat mile (cents) (7) . . . . . . 10.22        9.77       4.6 %
Operating cost per available
 seat mile (cents) (8) . . . . . .  9.27        8.92       3.9 %
Operating cost per block
 hour. . . . . . . . . . . . . . .$5,017      $4,806       4.4 %
Average yield per revenue
  passenger mile (cents) (9) . . . 13.51       13.28       1.7 %
Average fare per revenue
 passenger . . . . . . . . . . . .$151.04    $142.54       6.0 %
Revenue passengers (thousands) . . 9,739       9,087       7.2 %
Average length of aircraft
  flight (miles) . . . . . . . . .   925         876       5.6 %
Average daily utilization of
  each aircraft (hours) (10) . . . 10:15        9:39       6.2 %
Actual aircraft in fleet at
 end of period (11). . . . . . . .   321         311       3.2 %

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3) The number of hours an aircraft is operated in revenue service from gate-to-gate.
 (4)  Revenue passenger miles divided by available seat miles.
 (5) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (6)  Passenger revenue divided by available seat miles.
 (7)  Total revenue divided by available seat miles.
 (8)  Operating expenses divided by available seat miles.
 (9) The average revenue received for each mile a revenue passenger is carried.
(10) The average block hours flown per day in revenue service per aircraft.
(11) Excludes all-cargo 727 aircraft (four in 1997 and three in 1996) at Continental Micronesia, Inc. ("CMI"), a 91%-owned subsidiary of Continental and three A300 and one 747 Continental aircraft that were removed from service in 1995.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first four months of 1997, the Company completed several transactions intended to strengthen its long-term financial position and enhance earnings.

In March 1997, Continental completed a transaction involving the issuance of $707 million of pass-through certificates that will enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 30 new Boeing aircraft scheduled to be delivered to Continental between March 1997 and February 1998. One such aircraft was delivered in March 1997 and the financing for such aircraft utilized approximately $37 million of the proceeds from the transaction.

In April 1997, Continental consummated a $160 million secured revolving credit facility to be used for the purpose of making certain predelivery payments to Boeing for new Boeing aircraft to be delivered through December 1999.

In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Preferred held by an affiliate of Air Canada for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $47.7 million.

As of March 31, 1997, Continental had firm commitments with Boeing to take delivery of a total of 126 jet aircraft during the years 1997 through 2003 with options for an additional 90 aircraft (exercisable subject to certain conditions). These new aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $4.3 billion. The pass-through certificate transaction described above will enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 29 new Boeing aircraft. In connection with the pass-through equipment financing, owner participants have committed to approximately $160 million of equity financing underlying 21 of these aircraft together with the one aircraft delivered in March 1997. Continental has additional firm commitments for approximately $1.1 billion of backstop financing for its Boeing aircraft orders. However, further financing will be needed to satisfy Continental's capital commitment for other aircraft and aircraft-related expenditures such as spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training. Continental has also entered into agreements to lease two DC-10-30 aircraft and will take delivery of such aircraft in May 1997.

In September 1996, Express placed an order for 25 firm EMB-145 50-seat regional jets, with options for an additional 175 aircraft. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. However, if the Company fails to confirm the first tranche of 25 options by August 1997, the rent associated with the 25 firm aircraft will increase by an aggregate of $33.6 million over the 16-year life of the leases. Express has taken delivery of six of the firm aircraft through April 25, 1997 and will take delivery of the remaining 19 firm aircraft during the period from May 1, 1997 through the second quarter of 1998. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1997 capital expenditures, exclusive of fleet plan requirements, to aggregate $125 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the three months ended March 31, 1997, aggregated $33 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by current financings or firm financing commitments.

As of March 31, 1997, the Company had $848 million in cash and cash equivalents (excluding restricted cash of $79 million), compared to $985 million (excluding restricted cash of $76 million) as of December 31, 1996. Net cash provided by operating activities increased $9 million during the three months ended March 31, 1997 compared to the same period in the prior year primarily due to an improvement in operating income. Net cash used by investing activities increased $193 million for the three months ending March 31, 1997 compared to the same period in the prior year, principally due to an increase in fleet-related capital expenditures. Net cash used by financing activities for the three months ended March 31, 1997 compared to the same period in the prior year decreased $117 million primarily due to a decrease in payments on long-term debt and capital lease obligations.

Continental does not have general lines of credit and has significant encumbered assets.

As a result of the recent weakness of the yen against the dollar and increased fuel costs, CMI's operating earnings declined during the past three quarters as compared to similar periods a year ago, and are not expected to improve materially absent a stronger yen or reduced fuel costs. The $320 million financing consummated by CMI in July 1996 contains significant financial covenants relating to CMI, including maintenance of a minimum fixed charge coverage ratio, a minimum consolidated net worth and minimum liquidity, and covenants restricting CMI's leverage, its incurrence of certain indebtedness and its pledge of assets. The financial covenants also limit the ability of CMI to pay dividends to Continental. In January 1997, CMI elected to prepay $25 million of principal amount of its bank financing rather than use such cash for other purposes. CMI may prepay additional amounts of its bank financing to remain in compliance with certain covenants contained in such financing.

See Notes 3 and 4 in the Notes to the Financial Statements for a discussion of the Company's plans to expand its airport facilities and the related financing thereof.

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

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.1 billion of taxable income following December 31, 1996. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 5.5% for April
1997). Unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $111 million.

The Company has recently begun collective bargaining agreement negotiations with its Continental Airlines and Express pilots whose contracts become amendable in July 1997 and October 1997, respectively. In addition, the Company's collective bargaining agreements with its CMI flight attendants and CMI mechanics and mechanic-related employees became amendable in September 1996 and March 1997, respectively. Negotiations are in progress to amend these two contracts. The Company believes that mutually acceptable agreements can be reached with all such employees, although the ultimate outcome of the negotiations is unknown at this time. The CMI agent-classification employees' collective bargaining agreement, which became amendable in March 1997, was ratified and approved in April 1997. The agreement, which becomes amendable in March 2001, provides for an 8.7% increase in wages over a four-year period.

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

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On December 3, 1990, the Company owned 77 aircraft and 81 spare engines (in four collateral pools) securing debt evidenced by equipment trust certificates. The trustees for the four col-lateral pools moved in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for "adequate protection" payments under Sections 361 and 363 of the federal bankruptcy code for the Company's retention and use of the aircraft and engines after December 3, 1990, including postpetition claims for the alleged decline in market value of the aircraft and engines after December 3, 1990 and claims for deterioration in the condition of the aircraft and engines in the same period. The Bankruptcy Court rejected the adequate protection claims that alleged market value decline. Prior to April 16, 1993, the Company settled all of the adequate protection claims of the trustees, except for a claim of approximately $117 million for alleged market value decline of 29 aircraft and 81 spare engines in the fourth collateral pool. On April 16, 1993, the Bankruptcy Court rejected the market value decline claims of the trustees for the fourth collateral pool in their entirety and incorporated those findings into its order confirming the Plan of Reorganization. The trustees for the fourth collateral pool appealed from these orders, but failed to obtain a stay pending appeal. The Company opposed these appeals on the merits and sought dismissal of the appeals on the grounds they were made moot by the substantial consummation of the Plan of Reorganization. The United States District Court for the District of Delaware (the "District Court") dismissed the appeals as moot, and the trustees appealed to the Third Circuit Court of Appeals (the "Third Circuit") seeking review of the District Court's mootness determination and the Bankruptcy Court's finding on the merits. The Third Circuit affirmed the District Court's dismissal in February 1996, but subsequently granted a rehearing en banc. In July 1996, the Third Circuit, acting en banc, also affirmed the District Court's dismissal. The trustees petitioned for a writ of certiorari to the U.S. Supreme Court which petition was denied on January 3, 1997. On January 31, 1997, the trustees petitioned the U.S. Supreme Court for a rehearing of the trustees' previous petition, which petition was denied on February 25, 1997. The U.S. Supreme Court's action terminated this litigation in favor of Continental.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1* Continental Airlines, Inc. 1997 Stock Incentive Plan
              -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No.
              333-23165).

        10.2* Amended and restated employment agreement between
              the Company and Jeffery A. Smisek, as amended.  (1)

        10.3  Supplemental Agreement No. 2 to Purchase Agreement
              No. 1951 between the Company and Boeing, dated March 5, 1997, relating to the purchase of Boeing 737 aircraft.  (1)(2)

        10.4  Letter Agreement No. 6-1162-GOC-044 to Purchase
              Agreement No. 1783 between the Company and Boeing, dated March 21, 1997, relating to the purchase of Boeing 757-224 aircraft. (1)(2)

        11.1  Statement Regarding Computation of Per Share Earnings

        27.1  Financial Data Schedule.

        _______________

        *These exhibits relate to management contracts or compensatory plans or arrangements.

        (1)   Filed herewith.
        (2) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.

   (b)  Reports on Form 8-K:

         (i) Report dated January 3, 1997 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced that the U.S. Supreme Court denied a petition for a writ of certiorari that had been filed in connection with litigation stemming from the Company's 1993 bankruptcy reorganization.

        (ii) Report dated March 21, 1997 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced the completion of a private placement of $707.3 million of pass through certificates.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  April 28, 1997   by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  April 28, 1997        /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)