Form 10-Q
period 1997-06-30
CONTINENTAL AIRLINES INC /DE/
filed 1997-08-14
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

As of August 1, 1997, 8,499,464 shares of Class A common stock and 50,032,394 shares of Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1997      1996      1997      1996
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $1,646     $1,519   $3,210     $2,894
 Cargo, mail and other .     140        120      274        234
                           1,786      1,639    3,484      3,128

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     429        378      843        742
 Aircraft fuel . . . . .     210        180      439        357
 Aircraft rentals. . . .     128        127      259        251
 Commissions . . . . . .     147        137      285        263
 Maintenance, materials
  and repairs. . . . . .     128        119      253        231
 Other rentals and
  landing fees . . . . .      98         85      195        169
 Depreciation and
  amortization . . . . .      62         67      122        132
 Other . . . . . . . . .     353        317      711        634
                           1,555      1,410    3,107      2,779

Operating Income . . . .     231        229      377        349

Nonoperating Income
 (Expense):
 Interest expense. . . .     (42)       (42)     (84)       (89)
 Interest capitalized. .       8          -       14          1
 Interest income . . . .      14         10       27         19
 Other, net. . . . . . .      (3)         9       (2)        21
                             (23)       (23)     (45)       (48)

Income before Income
 Taxes and Minority
 Interest. . . . . . . .     208        206      332        301

Income Tax Provision . .     (77)       (35)    (123)       (37)




                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)

                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1997      1996      1997      1996
                              (Unaudited)         (Unaudited)
Income before Minority
 Interest. . . . . . . .  $  131     $  171   $  209     $  264

Minority Interest. . . .       -         (1)       -         (2)

Distributions on
 Preferred Securities
 of Trust, net of
 applicable income
 taxes of $2, $2, $4
 and $4, respectively. .      (3)        (3)      (7)        (7)

Net Income . . . . . . .     128        167      202        255

Preferred Dividend
 Requirements. . . . . .       -         (1)      (2)        (2)

Income Applicable to
 Common Shares . . . . .  $  128     $  166   $  200     $  253

Earnings per Common
 and Common Equivalent
 Share . . . . . . . . .  $ 2.01     $ 2.53   $ 3.13     $ 3.90

Earnings per Common
 Share Assuming Full
 Dilution. . . . . . . .  $ 1.64     $ 2.04   $ 2.58     $ 3.25

Shares used for
 Computation:
 Primary . . . . . . . .    63.4       65.6     63.9       64.8
 Fully diluted . . . . .    81.6       84.0     82.2       81.3










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           June 30,   December 31,
          ASSETS                             1997         1996
                                          (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $74 and $76, respectively . . . . . .  $  994      $1,061
 Accounts receivable, net. . . . . . . . .     439         377
 Spare parts and supplies, net . . . . . .     117         111
 Prepayments and other . . . . . . . . . .     129          85
  Total current assets . . . . . . . . . .   1,679       1,634

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   1,457       1,199
  Other. . . . . . . . . . . . . . . . . .     396         338
                                             1,853       1,537
  Less:  Accumulated depreciation. . . . .     412         370
                                             1,441       1,167

Purchase deposits for flight equipment         274         154

Capital leases:
 Flight equipment. . . . . . . . . . . . .     263         396
 Other . . . . . . . . . . . . . . . . . .      35          31
                                               298         427
 Less:  Accumulated amortization . . . . .     128         152
                                               170         275
  Total property and equipment . . . . . .   1,885       1,596

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,454       1,473
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .     230         237
 Investments . . . . . . . . . . . . . . .     132         134
 Other assets, net . . . . . . . . . . . .     136         132

  Total other assets . . . . . . . . . . .   1,952       1,976

   Total Assets. . . . . . . . . . . . . .  $5,516      $5,206






                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)

                                           June 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1997         1996
                                          (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  282      $  201
 Current maturities of capital leases. . .      50          60
 Accounts payable. . . . . . . . . . . . .     676         705
 Air traffic liability . . . . . . . . . .     811         661
 Accrued payroll and pensions. . . . . . .     183         149
 Accrued other liabilities . . . . . . . .     322         328
  Total current liabilities. . . . . . . .   2,324       2,104

Long-Term Debt . . . . . . . . . . . . . .   1,439       1,368

Capital Leases . . . . . . . . . . . . . .     142         256

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     191          75
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .     160         188
 Other . . . . . . . . . . . . . . . . . .     304         331
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     655         594

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . .      15          15

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures (A). . . . . . . . . . . . . .     242         242

Redeemable Preferred Stock . . . . . . . .       -          46



(A) The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $250 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020. Upon repayment, the Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust will be mandatorily redeemed.


                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           June 30,   December 31,
                                             1997         1996
                                          (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  8,546,064 and 9,280,000 shares issued
  and outstanding, respectively. . . . . . $    -       $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  49,830,545 and 47,943,343 shares
  issued and outstanding, respectively . .      -            -
 Additional paid-in capital  . . . . . . .     609         693
 Retained earnings (accumulated deficit) .      93        (109)
 Other . . . . . . . . . . . . . . . . . .      (3)         (3)
  Total common stockholders' equity. . . .     699         581
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $5,516      $5,206




























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                             Six Months
                                           Ended June 30,
                                          1997        1996
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . . $414         $435

Cash Flows from Investing Activities:
 Capital expenditures. . . . . . . . . . (176)         (79)
 Purchase deposits paid in connection
  with future aircraft deliveries. . . . (116)         (17)
 Purchase of warrants. . . . . . . . . .  (94)           -
 Purchase deposits refunded in
  connection with aircraft delivered . .   16           12
 Proceeds from sale of America West
  stock and warrants . . . . . . . . . .    -           32
 Proceeds from sale/leaseback
  transaction. . . . . . . . . . . . . .    -           12
 Other . . . . . . . . . . . . . . . . .    -            4
  Net cash used by investing
   activities. . . . . . . . . . . . . . (370)         (36)

Cash Flows from Financing Activities:
 Payments on long-term debt and
  capital lease obligations. . . . . . . (219)        (516)
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .  155          241
 Redemption of preferred stock . . . . .  (48)           -
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .   14            5
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .  (11)         (11)
  Net cash used by financing activities.  (109)       (281)

Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . .  (65)         118

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . .  985          603

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $920         $721


(A) Excludes restricted cash of $76 million and $144 million at January 1, 1997 and 1996, respectively, and $74 million and $104 million at June 30, 1997 and 1996, respectively.

                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                            Six Months
                                           Ended June 30,
                                          1997        1996
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $ 75         $ 85
 Income taxes paid . . . . . . . . . . . $  5         $  1

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $183         $ 41
 Reduction of capital lease
  obligations in connection with
  refinanced aircraft. . . . . . . . . . $ 97         $  -
 Financed purchase deposits for
  flight equipment, net. . . . . . . . . $ 13         $ 13





























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

NOTE 1 - EARNINGS PER SHARE

The earnings per common share ("EPS") computations are based upon earnings applicable to common shares and the average number of shares of common stock, common stock equivalents (stock options, warrants and restricted stock) and potentially dilutive securities (e.g., convertible securities) outstanding. For fully diluted purposes, net income has been adjusted for the distributions on the preferred securities of trust and interest expense (net of tax) on the convertible debt. Preferred stock dividend requirements decreased net income in the EPS computations by approximately $2 million for the six months ended June 30, 1997, and $1 million and $2 million for the three and six months ended June 30, 1996, respectively. In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred") held by an affiliate of Air Canada, a Canadian corporation ("Air Canada"). See Note 4.

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

Under SFAS 128, the Company's basic and diluted EPS were:

                          Three Months       Six Months
                         Ended June 30,    Ended June 30,
                          1997    1996      1997    1996
Basic EPS                $2.22   $3.05     $3.50   $4.65

Diluted EPS              $1.63   $2.09     $2.58   $3.31

NOTE 2 - INCOME TAXES

Income taxes for the three and six months ended June 30, 1997 were provided at the estimated annual effective tax rate. Such rate differs from the federal statutory rate of 35%, primarily due to state and foreign income taxes and the effect of certain expenses that are not deductible for income tax purposes. Income taxes for the three and six months ended June 30, 1996 were provided at the estimated effective tax rate, which differs from the federal statutory rate of 35%, primarily due to net operating loss carryforwards ("NOLs") for which a tax benefit had not previously been recorded, state and foreign income taxes and the effect of certain expenses that are not deductible for income tax purposes.

At December 31, 1996, the Company had estimated NOLs of $2.3 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits could be limited. Reflecting this possible limitation, the Company has recorded a valuation allowance of $694 million at December 31, 1996.

The Company has consummated several built-in-gain transactions, which resulted in the realization of tax benefits related to NOLs and investment tax credit carryforwards attributable to the Company's predecessor that were previously recorded. To the extent the Company consummates additional built-in-gain transactions, such benefits will reduce the valuation allowance and reorganization value in excess of amounts allocable to identifiable assets. If such reorganization value is exhausted, reductions in the valuation allowance would decrease other intangibles.

NOTE 3 - OTHER

Aircraft Financing Transactions

In March 1997, Continental completed an offering of $707 million of pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, Continental and are therefore not included in the accompanying consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 30 new aircraft from The Boeing Company ("Boeing") scheduled to be delivered to Continental through February 1998. In connection therewith, owner participants have committed to approximately $184 million of equity financing to be used in leveraged leases of 27 of such aircraft. If any funds remain as deposits with the escrow agent for such pass-through certificates at the end of the delivery period (which may be extended to June 1998), such funds will be distributed back to the certificate holders. Such distribution will include a make-whole premium payable by Continental. Management believes that the likelihood that the Company would be required to pay a material make-whole premium is remote.

In April 1997, Continental entered into a $160 million floating rate (e.g., LIBOR plus 1.125% or prime) secured revolving credit facility (the "Facility"). The revolving loans made under the Facility will be used for the purpose of making certain predelivery payments to Boeing for new Boeing aircraft to be delivered through December 1999. The Facility contains certain financial covenants, including maintenance of a minimum fixed charge ratio, a minimum net worth and a minimum unrestricted cash balance. Continental is also restricted from making cash dividends and certain other payments.

In June 1997, the Company acquired 10 aircraft previously leased by it. The debt financing for the acquisition of the six Boeing 737-300 aircraft and the four McDonnell Douglas MD-82 aircraft was funded by the private placement of $155 million of pass-through certificates. The pass-through certificates, which were issued by separate pass-through trusts that acquired equipment trust notes issued on a recourse basis by Continental, consist of $75 million of 7.148% Class A certificates, maturing in June 2007, $26 million of 7.149% Class B certificates, maturing in June 2005, $27 million of 7.206% Class C certificates, maturing in June 2004, and $27 million of 7.522% Class D certificates, maturing in June 2001. Aircraft maintenance expense in the second quarter of 1997 was reduced by approximately $16 million due to the reversal of reserves that are no longer required as a result of the transaction.

Facility Financing Transactions

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

The Company announced plans to expand its facilities at its Hopkins International Airport hub in Cleveland which is expected to be completed in the first quarter of 1999. The expansion, which will include a new jet concourse for the new regional jet service offered by Continental's wholly owned subsidiary, Continental Express, Inc. ("Express"), as well as other facility improvements, is expected to cost approximately $120 million, which the Company expects will be funded principally by the issuance of a combination of tax-exempt special facilities revenue bonds and general airport revenue bonds by the City of Cleveland. In connection therewith, the Company expects to enter into long-term leases with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

In February 1997, the Company began construction of a new hangar and improvements to a cargo facility at the Company's hub at Newark International Airport which is expected to be completed in the fourth quarter of 1997. The Company expects to finance these projects, which will cost approximately $21 million, through tax-exempt bonds to be issued by the New Jersey Economic Development Authority. In addition, the Company is also planning a facility expansion at Newark which would require, among other matters, agreements to be reached with the applicable airport authority.

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

Commitments

In June 1997, Continental signed a letter of intent with Boeing to purchase 35 new widebody aircraft. The order consists of five firm Boeing 777-200 aircraft and 30 firm new generation Boeing 767-400ER aircraft, with options for additional 777 and 767 aircraft to be negotiated by the parties. This order is in addition to the five firm 777 aircraft which the airline already has on order with Boeing, the deliveries of which will be accelerated as part of this order. The new widebody aircraft will replace Continental's fleet of six DC-10-10 and 31 DC-10-30 aircraft, which will be retired as the new Boeing aircraft are delivered, and will also be used to expand the airline's international and transcontinental service. The ten firm delivery 777 aircraft (including the five aircraft the Company already had on order) are scheduled to be delivered from September 1998 through May 1999, and the thirty firm 767 aircraft are scheduled to be delivered from mid-2000 through the end of 2004. The new order with Boeing is subject to the negotiation and execution of definitive documentation.

In June 1997, Express exercised its option to order 25 Embraer ("EMB")-145 regional jets. Express is scheduled to take delivery of these 50-seat aircraft from June 1998 through September 1999. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. The Company expects to account for all of these aircraft as operating leases.

Other

On May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan provides that the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors of the Company or employees of the Company or its subsidiaries. Subject to adjustment as provided in the Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the Incentive Plan may not exceed 2,000,000 shares, which may be originally issued or treasury shares or a combination thereof. The maximum number of shares of Class B common stock that may be (i) subject to options granted to any one individual during any calendar year may not exceed 200,000 shares and (ii) granted as restricted stock may not exceed 100,000 shares (in each case, subject to adjustment as provided in the Incentive
Plan).

Also on May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, all employees of the Company, including Continental Micronesia, Inc. ("CMI") and Express, may purchase shares of Class B common stock of the Company at 85% of the lower of the fair market value on the first day of the option period or on the last day of the option period. Subject to adjustment, a maximum of 1,750,000 shares of Class B common stock are authorized for issuance under the Purchase Plan.

The Company recently began collective bargaining agreement negotiations with its Continental Airlines pilots, whose contract became amendable in July 1997, and Express pilots, whose contract becomes amendable in October 1997. The Company believes that mutually acceptable agreements can be reached with such employees, although the outcome of the negotiations cannot be determined at this time.

In February 1996, the Company sold approximately 1.4 million of its
1.8 million shares of America West Airlines, Inc. ("America West") common stock for net proceeds of approximately $25 million in an underwritten public offering. A $13 million gain was realized on the transaction. In addition, in May 1996, the Company sold all of its 802,860 America West warrants, realizing net proceeds of $7 million and recognizing a gain of $5 million. The gains are included in other nonoperating income in the accompanying consolidated statement of operations.

Continental has entered into block space arrangements with certain other carriers whereby one of the carriers is obligated to purchase capacity on the other carrier. One such arrangement began on June 1, 1997 pursuant to which the other carrier is sharing the costs of operating certain flights by committing to purchase capacity on such flights. Under this arrangement, the Company's statements of operations reflect the reimbursement from the other carrier as an offset to the Company's operating expenses.

NOTE 4 - RELATED PARTY TRANSACTIONS

In January 1997, Air Canada divested the remainder of its April
1993 investment in Continental common stock by selling on the open market 5,600,000 shares of the Company's Class B common stock.

In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Preferred held by an affiliate of Air Canada for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $48 million.

On June 2, 1997, the Company purchased for $94 million from Air Partners, L.P. ("Air Partners") warrants to purchase 3,842,542 shares of Class B common stock (representing a portion of the total warrants held by Air Partners). The purchase price represents the intrinsic value of the warrants (the difference between the closing market price of the Class B common stock on May 28th and the applicable exercise price). The warrants sold by Air Partners consisted of 2,314,687 Class B warrants exercisable for $7.50 per share and 1,527,855 Class B warrants exercisable for $15.00 per share.

NOTE 5 - SUBSEQUENT EVENTS

In July 1997, Continental entered into a $575 million credit facility (the "Credit Facility"), including a $275 million term loan. The proceeds of the term loan were loaned by Continental to Air Micronesia, Inc. ("AMI"), reloaned to CMI, and used by CMI to repay its existing secured term loan. In connection with this prepayment, Continental will record a $4 million after tax extraordinary charge to consolidated earnings in the third quarter of 1997. The facility also includes a $225 million revolving credit facility and a $75 million term loan commitment for general corporate purposes.

The Credit Facility is secured by substantially all of CMI's assets (other than aircraft subject to other financing arrangements) but does not contain any financial covenants relating to CMI other than covenants restricting CMI's incurrence of certain indebtedness and pledge or sale of assets. AMI's rights with respect to its loan to CMI and Continental's rights with respect to its loan to AMI (as well as Continental's stock in AMI) are pledged as collateral for loans to Continental under the Credit Facility. Upon funding of the $75 million term loan commitment, CMI and AMI will also enter into a guaranty of all of Continental's obligations under the Credit Facility. In addition, the Credit Facility contains certain financial covenants applicable to Continental and prohibits Continental from granting a security interest on certain of its international route authorities and domestic slots.

In July 1997, the Company purchased (i) the rights of United Micronesia Development Association, Inc. ("UMDA") to receive future payments under a services agreement between UMDA and CMI (pursuant to which CMI pays UMDA approximately 1% of the gross revenues of CMI, as defined, through January 1, 2012, which payment by CMI to UMDA totaled $6 million in 1996) and (ii) UMDA's 9% interest in AMI, terminated the Company's obligations to UMDA under a settlement agreement entered into in 1987, and terminated substantially all of the other contractual arrangements between the Company, AMI and CMI, on the one hand, and UMDA on the other hand, for an aggregate consideration of $73 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements.
In connection therewith, please see the risk factors set forth in the Company's Form 10-K for the year ended December 31, 1996 and the Company's registration statements filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, since December 31, 1996. The risk factors filed as an exhibit to this report are hereby incorporated by reference. These risk factors identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Due to the greater demand for air travel during the summer months, revenue in the airline industry in the third quarter of the year is generally significantly greater than revenue in the first quarter of the year and moderately greater than revenue in the second and fourth quarters of the year for the majority of air carriers. Continental's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare wars, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and six months ended June 30, 1997 as compared to the corresponding periods ended June 30, 1996.

Comparison of Three Months Ended June 30, 1997 to Three Months
Ended June 30, 1996

The Company recorded consolidated net income of $128 million for the three months ended June 30, 1997 as compared to consolidated net income of $167 million for the three months ended June 30, 1996. Management believes that the Company benefitted in the second quarter of 1996 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax, which expired on December 31, 1995, was reinstated on August 27, 1996. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its expiration, can be precisely determined. Additionally, the Company benefitted in the second quarter of 1996 from the recognition of previously unbenefitted post-reorganization NOLs.

Passenger revenue increased 8.4%, $127 million, during the quarter ended June 30, 1997 as compared to the same period in 1996, which was primarily due to a 13.3% increase in revenue passenger miles, offset by a 4.4% decrease in yield.

Cargo, mail and other revenue increased 16.7%, $20 million, in the three months ended June 30, 1997 as compared to the same period in the prior year, principally as a result of an increase in freight and mail volumes and an increase in revenue related to frequent flyer mileage credits sold to participating partners in the Company's frequent flyer program.

Wages, salaries and related costs increased 13.5%, $51 million, during the quarter ended June 30, 1997 as compared to the same period in 1996, primarily due to an 8.7% increase in average full-time equivalent employees in the second quarter of 1997 compared to the second quarter of 1996 and an increase in wage rates resulting from a longevity pay increase for substantially all employee groups effective July 1, 1996.

Aircraft fuel expense increased 16.7%, $30 million, in the three months ended June 30, 1997 as compared to the same period in the prior year. The average price per gallon, net of fuel hedging gains of $15 million in 1996, increased 5.8% from 57.81 cents in the second quarter of 1996 to 61.17 cents in the second quarter of 1997. In addition, there was a 10.0% increase in the quantity of jet fuel used from 301 million gallons in the second quarter of 1996 to 331 million gallons in the second quarter of 1997, principally reflecting increased capacity.

Commissions expense increased 7.3%, $10 million, in the quarter ended June 30, 1997 as compared to the same period in the prior year, primarily due to increased passenger revenue.

Maintenance, materials and repairs increased 7.6%, $9 million, during the quarter ended June 30, 1997 as compared to the same period in 1996, due principally to the volume and timing of engine overhauls and routine maintenance as part of the Company's ongoing maintenance program. Aircraft maintenance expense in the second quarter of 1997 was reduced by $16 million due to the reversal of reserves that are no longer required as a result of the acquisition of 10 aircraft previously leased by the Company.

Other rentals and landing fees increased 15.3%, $13 million, for the three months ended June 30, 1997 compared to the same period in 1996, due to higher facilities rentals and higher landing fees resulting from increased operations.

Depreciation expense decreased 7.5%, $5 million, in the second quarter of 1997 compared to the second quarter of 1996 primarily due to the previous writedown of Stage 2 aircraft inventory in the third quarter of 1996.

Other operating expense increased 11.4%, $36 million, in the three months ended June 30, 1997 as compared to the same period in the prior year, as a result of increases in passenger services, advertising and publicity, reservations and sales expense and other miscellaneous expense.

Interest capitalized increased $8 million in the second quarter of 1997 as compared to the second quarter of 1996 as a result of higher average purchase deposits for flight equipment.

Interest income increased 40.0%, $4 million, in the second quarter of 1997 as compared to the same period in 1996 principally due to an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the quarter ended June 30, 1997 included foreign exchange losses primarily related to the Japanese yen. Other nonoperating income (expense) in the second quarter of 1996 consisted primarily of a $5 million gain related to the sale of the America West warrants and foreign exchange gains (primarily related to the Japanese yen).

The income tax provision for the three months ended June 30, 1997 and 1996 of $77 million and $35 million, respectively, consisted of federal, state and foreign income taxes. During the second quarter of 1996, the Company utilized previously unbenefitted post-reorganization NOLs and began accruing income tax expense.

Comparison of Six Months Ended June 30, 1997 to Six Months Ended
June 30, 1996

The Company recorded consolidated net income of $202 million and $255 million for the six months ended June 30, 1997 and 1996, respectively. The Company's net income in the first six months of 1996 included a gain of $18 million on the sale of certain shares of America West common stock and warrants. Management believes that the Company benefitted in the first quarters of 1996 and 1997 from the expiration of the ticket tax on December 31, 1995 and December 31, 1996, respectively. The ticket tax was reinstated on August 27, 1996 and again on March 7, 1997, respectively. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its expiration, can be precisely determined. Additionally, the Company benefitted in the first six months of 1996 from the recognition of previously unbenefitted post-reorganization NOLs.

Passenger revenue increased 10.9%, $316 million, during the six months ended June 30, 1997 as compared to the same period in 1996. The increase was due to a 12.5% increase in revenue passenger miles offset by a 1.5% decrease in yield.

Cargo, mail and other revenue increased 17.1%, $40 million, in the six months ended June 30, 1997 as compared to the same period in the prior year, principally as a result of an increase in freight and mail volumes and an increase in revenue related to frequent flyer mileage credits sold to participating partners in the Company's frequent flyer program.

Wages, salaries and related costs increased 13.6%, $101 million, during the six months ended June 30, 1997 as compared to the same period in 1996, primarily due to an 8.6% increase in average full-time equivalent employees in the first six months of 1997 compared to the first six months of 1996 and an increase in wage rates resulting from a longevity pay increase for substantially all employee groups effective July 1, 1996. In addition, there were increases in employee incentives in the first half of 1997 compared to the first half of 1996.

Aircraft fuel expense increased 23.0%, $82 million, in the six months ended June 30, 1997 as compared to the same period in the prior year. The average price per gallon, net of fuel hedging gains of $21 million in 1996 and $3 million in 1997, increased 11.4% from 58.55 cents in the first six months of 1996 to 65.20 cents in the first six months of 1997. In addition, there was a 10.2% increase in the quantity of jet fuel used from 591 million gallons in the first six months of 1996 to 651 million gallons in the first six months of 1997, principally reflecting increased capacity.

Commissions expense increased 8.4%, $22 million, in the six months ended June 30, 1997 as compared to the same period in the prior year, primarily due to increased passenger revenue.

Maintenance, materials and repairs increased 9.5%, $22 million, during the six months ended June 30, 1997 as compared to the same period in 1996, principally due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program. Aircraft maintenance expense in the second quarter of 1997 was reduced by $16 million due to the reversal of reserves that are no longer required as a result of the acquisition of 10 aircraft previously leased by the Company.

Other rentals and landing fees increased 15.4%, $26 million, for the six months ended June 30, 1997 compared to the same period in 1996, due to higher facilities rentals and higher landing fees resulting from increased operations.

Depreciation expense decreased 7.6%, $10 million, in the first six months of 1997 compared to the same period in 1996 primarily due to the previous writedown of Stage 2 aircraft inventory in the third quarter of 1996.

Other operating expense increased 12.1%, $77 million, in the six months ended June 30, 1997 as compared to the same period in the prior year, primarily as a result of increases in passenger services, advertising and publicity, reservations and sales expense and other miscellaneous expense.

Interest capitalized increased $13 million in the first six months of 1997 compared to the first six months of 1996 as a result of higher average purchase deposits for flight equipment.

Interest income increased 42.1%, $8 million, in the first six months of 1997 compared to the same period in the prior year, principally due to an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the six months ended June 30, 1997 included foreign currency losses primarily related to the Japanese yen. Other nonoperating income (expense) in the first six months of 1996 consisted of an $18 million gain related to the sale of America West common stock and warrants, and foreign currency gains (primarily related to the Japanese yen).

The income tax provision for the six months ended June 30,1997 and 1996 of $123 million and $37 million, respectively, consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company utilized previously unbenefitted post-reorganization NOLs, and began accruing income tax expense.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       June 30,         Increase/
                                   1997        1996     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 11,922     10,527      13.3 %
Available seat miles
 (millions) (2). . . . . . . . . .16,486      15,152       8.8 %
Passenger load factor (3). . . . .  72.3%       69.5%      2.8 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  62.4%       59.4%      3.0 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.31        9.35      (0.4)%
Total revenue per available
 seat mile (cents) . . . . . . . . 10.24       10.23       0.1 %
Operating cost per available
 seat mile (cents) . . . . . . . .  8.90        8.81       1.0 %
Average yield per revenue
  passenger mile (cents) (5) . . . 12.87       13.46      (4.4)%
Average fare per revenue
 passenger . . . . . . . . . . . .$146.66    $144.55       1.5 %
Revenue passengers (thousands) . .10,462       9,799       6.8 %
Average length of aircraft
  flight (miles) . . . . . . . . .   944         888       6.3 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:09        9:56       2.2 %
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   325         313       3.8 %

                                   Six Months Ended        Net
                                       June 30,         Increase/
                                   1997        1996     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 22,813     20,279      12.5 %
Available seat miles
 (millions) (2). . . . . . . . . .32,318      29,703       8.8 %
Passenger load factor (3). . . . .  70.6%       68.3%      2.3 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  62.3%       60.2%      2.1 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.30        9.13       1.9 %
Total revenue per available
 seat mile (cents) . . . . . . . . 10.23       10.00       2.3 %
Operating cost per available
 seat mile (cents) . . . . . . . .  9.08        8.86       2.5 %
Average yield per revenue
  passenger mile (cents) (5) . . . 13.17       13.37      (1.5)%
Average fare per revenue
 passenger . . . . . . . . . . . .$148.78    $143.59       3.6 %
Revenue passengers (thousands) . .20,201      18,886       7.0 %
Average length of aircraft
  flight (miles) . . . . . . . . .   935         882       6.0 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:12        9:47       4.3 %
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   325         313       3.8 %

Continental has entered into block space arrangements with certain other carriers whereby one of the parties is obligated to purchase capacity on the other carrier. One such arrangement began on June 1, 1997 where the other carrier is sharing the costs of operating certain flights by committing to purchase capacity on such flights. The tables above do not include the statistics (which were not material) for the capacity that was purchased by another carrier.

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonoperating items.
 (5) The average revenue received for each mile a revenue passenger is carried.
 (6) The average block hours flown per day in revenue service per aircraft.
 (7) 1997 excludes four all-cargo 727 aircraft at CMI and one A300 aircraft that was removed from service in 1995. 1996 excludes four all-cargo 727 aircraft at CMI and three A300 and one 747 Continental aircraft that were removed from service in 1995.

LIQUIDITY AND CAPITAL COMMITMENTS

During 1997, the Company completed several transactions intended to strengthen its long-term financial position and enhance earnings.

- In March 1997, Continental completed an offering of $707 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 30 new Boeing aircraft scheduled to be delivered to Continental through February 1998.

- In April 1997, Continental completed an offering of $190 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance Continental's expansion of its hub at George Bush Intercontinental Airport in Houston. These bonds are solely payable from rentals paid by Continental under long term lease agreements with the City of Houston.

- In April 1997, Continental entered into a $160 million secured revolving credit facility to be used for the purpose of making certain predelivery payments to Boeing for new Boeing aircraft to be delivered through December 1999.

- In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Preferred held by an affiliate of Air Canada for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $48 million.

- In June 1997, Continental purchased from Air Partners warrants to purchase 3,842,542 shares of Class B common stock of the Company for $94 million in cash.

- In June 1997, Continental completed an offering of $155 million of pass-through certificates which were used to finance the acquisition of 10 aircraft previously leased by the Company.

- In July 1997, Continental entered into a $575 million credit facility, including a $275 million term loan. The proceeds of the $275 million term loan were used by CMI to repay its existing secured term loan. The facility also includes a $225 million revolving credit facility and a $75 million term loan commitment for general corporate purposes.

- In July 1997, the Company purchased (i) UMDA's right to receive future payments under a services agreement between UMDA and CMI and
   (ii) UMDA's 9% interest in AMI, terminated the Company's obligations to UMDA under a settlement agreement entered into in 1987, and terminated substantially all of the other contractual arrangements between the Company, AMI and CMI, on the one hand, and UMDA on the other hand, for an aggregate consideration of $73 million.

As of August 1, 1997, Continental had firm commitments with Boeing to take delivery of a total of 121 principally narrowbody jet aircraft during the years 1997 through 2003 with options for an additional 90 aircraft (exercisable subject to certain conditions). These aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. In addition, the Company has recently signed a letter of intent with Boeing to purchase 35 new widebody jet aircraft. This new order consists of five firm Boeing 777-200 aircraft and 30 firm Boeing 767-400ER aircraft, with options for additional 777 and 767 aircraft to be negotiated by the parties. The new widebody aircraft will replace Continental's fleet of DC-10-10 and DC-10-30 aircraft, which will be retired as the new Boeing aircraft are delivered, and will also be used to expand the airline's international and transcontinental service. Ten firm delivery 777 aircraft (including five aircraft the Company already had on order, the deliveries of which will be accelerated) will be delivered in September 1998 through May 1999, and the thirty firm delivery 767 aircraft will be delivered starting in mid-2000 through the end of 2004. In connection with this new order, the Company will obtain the flexibility to substitute certain aircraft on order with Boeing and will obtain other benefits. The new order with Boeing is subject to negotiation and execution of definitive documentation. It provides that the Company will purchase from Boeing the carrier's requirements for new jet aircraft (other than regional jets) over the next 20 years, subject to certain conditions; provided, however, Boeing has agreed with the European Commission not to enforce such provision. The Company requested a business offer from Boeing which would include the requirements commitment in order to obtain more favorable terms and flexibility.

The estimated aggregate cost of the Company's firm commitments for the 121 Boeing aircraft previously ordered and the 35 widebody aircraft included in the recent Boeing letter of intent is approximately $7 billion. The Company has completed or has third party commitments for a total of approximately $662 million in financing for its future narrowbody Boeing deliveries, and has commitments or letters of intent from various sources for backstop financing for approximately one-fourth of the anticipated acquisition cost of its future narrowbody and widebody Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with enhanced equipment trust certificates or similar financing and lease equity, subject to availability and market conditions. However, further financing will be needed to satisfy Continental's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

Continental has also entered into agreements or letters of intent with several outside parties to lease three and purchase one DC-10-30 aircraft and will take delivery of such aircraft in 1997.

In September 1996, Express placed an order for 25 firm EMB-145 regional jets, with options for an additional 175 aircraft. In June 1997, Express exercised its option to order 25 of such option aircraft. Express now has options for an additional 150 regional jets exercisable at the election of the Company over the next 12 years. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. Express has taken delivery of ten of the firm aircraft through August 1, 1997 and will take delivery of the remaining 40 firm aircraft through the third quarter of 1999. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1997 capital expenditures, exclusive of fleet plan requirements, to aggregate $125 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the six months ended June 30, 1997, aggregated $59 million, exclusive of fleet plan requirements. Continental has significant encumbered assets.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by current financings or firm financing commitments.

As of June 30, 1997, the Company had $920 million in cash and cash equivalents (excluding restricted cash of $74 million), compared to $985 million (excluding restricted cash of $76 million) as of December 31, 1996. Net cash provided by operating activities decreased $21 million during the six months ended June 30, 1997 compared to the same period in the prior year primarily due to a change in net working capital. Net cash used by investing activities increased $334 million for the six months ended June 30, 1997 compared to the same period in the prior year, principally due to an increase in fleet-related capital expenditures as well as the purchase of warrants from Air Partners. Net cash used by financing activities for the six months ended June 30, 1997 compared to the same period in the prior year decreased $172 million primarily due to a decrease in payments on long-term debt and capital lease obligations.

See Note 3 in the Notes to the Financial Statements for a discussion of the Company's plans to expand its airport facilities and the related financing thereof.

The Company had, as of December 31, 1996, deferred tax assets aggregating $1.3 billion, including $804 million of NOLs. The Company recorded a valuation allowance of $694 million against such assets as of December 31, 1996. The Company has consummated several built-in-gain transactions, which resulted in the realization of tax benefits related to NOLs and investment tax credit carryforwards attributable to the Company's predecessor that were previously recorded. To the extent the Company consummates additional built-in-gain transactions, such benefits will reduce the valuation allowance and reorganization value in excess of amounts allocable to identifiable assets. If such reorganization value is exhausted, reductions in the valuation allowance would decrease other intangibles.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.1 billion of taxable income following December 31, 1996. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 5.64% for July 1997). Unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $117 million.

Continental has entered into block space arrangements with certain other carriers whereby one of the carriers is obligated to purchase capacity on the other carrier. One such arrangement began on June 1, 1997 pursuant to which the other carrier is sharing the costs of operating certain flights by committing to purchase capacity on such flights. Under this arrangement, the Company's statements of operations reflect the reimbursement from the other carrier as an offset to the Company's operating expenses.

As a result of the recent weakness of the yen against the dollar and increased fuel costs, CMI's operating earnings declined during the past four quarters as compared to similar periods in the prior period, and are not expected to improve materially absent a stronger yen or reduced fuel costs.

The Taxpayer Relief Act was enacted on August 5, 1997 and contains an extension and modification of the ticket tax, plus new airline industry taxes. The new law increases the tax on international departures from $6 to $12, imposes a new tax on international arrivals of $12, imposes a domestic flight segment fee of $1 (increasing over a five-year phase-in period to $3) per passenger per segment, reduces the ticket tax from 10% to 9% (decreasing over a three-year phase-in period to 7.5%) and imposes a 7.5% tax on the sale of frequent flyer miles. The departure and arrival taxes apply to amounts paid for tickets on or after August 13, 1997, for travel beginning on or after October 1, 1997. The new domestic segment tax and the reduction in the ticket tax apply to amounts paid and travel beginning on or after October 1, 1997. Management believes that this new law will have a negative impact on the Company, although the amount of such negative impact cannot be precisely determined.

The Company recently began collective bargaining agreement negotiations with its Continental Airlines pilots, whose contract became amendable in July 1997, and Express pilots, whose contract becomes amendable in October 1997. In addition, the Company's collective bargaining agreements with its CMI mechanics and mechanic-related employees became amendable in March 1997. Negotiations are in progress to amend these contracts. The Company believes that mutually acceptable agreements can be reached with all such employees, although the ultimate outcome of the negotiations is unknown at this time. The CMI agent-classification employees' collective bargaining agreement, which became amendable in March 1997, was ratified and approved in April 1997. The agreement, which becomes amendable in March 2001, provides for an 8.7% increase in wages over a four-year period. The CMI flight attendants' contract, which became amendable in September 1996, was ratified and approved in April 1997 and becomes amendable in June 2000. The CMI flight attendants' new contract provides for a 19.6% increase in wages in the first year of the contract and 4-5% increases over subsequent years.

The Company's mechanics and related employees recently voted to be represented by the International Brotherhood of Teamsters. The Company does not believe that this union representation will be material to the Company.

Management believes that the Company's costs are likely to be affected in the future by, among other matters, (i) higher aircraft rental expense as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company continues to compensate its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements,
(v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product ("E-Ticket") and the Internet for bookings, and reduced interest expense.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Company's Annual Meeting of Stockholders was held on May 16, 1997. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:

           Nominee                Votes for       Votes Withheld

   Thomas J. Barrack, Jr.        113,417,588          241,266
   Lloyd M. Bentsen, Jr.         113,409,824          249,030
   Gordon M. Bethune             113,416,040          242,814
   David Bonderman               113,416,504          242,350
   Gregory D. Brenneman          113,417,346          241,508
   Patrick Foley                 112,648,697        1,010,157
   Douglas H. McCorkindale       112,649,027        1,009,827
   George G.C. Parker            113,417,390          241,464
   Richard W. Pogue              113,416,116          242,738
   William S. Price III          113,418,592          240,262
   Donald L. Sturm               113,416,610          242,244
   Karen Hastie Williams         113,417,196          241,658
   Charles A. Yamarone           113,418,386          240,468

   A third amendment to the Company's 1994 Incentive Equity Plan (the "1994 Plan) was proposed to (i) increase the number of shares subject to stock options granted to the Company's outside directors each year from 3,000 shares of Class B common stock to 5,000 such shares and
   (ii) an automatic grant of an option to purchase 5,000 such shares of Class B common stock upon a director's first election to the Board of Directors other than at an annual meeting and was voted on by the stockholders as follows:

                      Votes            Votes        Broker
    Votes For        Against        Abstaining     Non-Votes

   101,519,004      11,454,928        260,300       424,622

   The approval of the Company's 1997 Employee Stock Purchase Plan was proposed to provide for an incentive to employees to acquire or increase an ownership interest in the Company through the purchase of shares of Class B common stock and was voted on by the stockholders as follows:

                      Votes            Votes         Broker
    Votes For        Against        Abstaining      Non-Votes

    86,569,242       407,456          261,632       26,420,524

   The Board of Directors adopted the Continental Airlines, Inc. 1997 Stock Incentive Plan (the "Incentive Plan") on February 28, 1997, subject to approval by the stockholders of the Company. The purpose of the Incentive Plan is to enable the Company and its subsidiaries to attract able persons to serve as directors and employees and to provide such individuals with additional incentive and reward opportunities. The Incentive Plan was voted on by the stockholders as follows:

                      Votes            Votes         Broker
    Votes For        Against        Abstaining      Non-Votes

    75,357,217      11,493,606        387,517       26,420,514

   A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 was voted on by the stockholders as follows:

                      Votes            Votes         Broker
    Votes For        Against        Abstaining      Non-Votes

   113,396,910        66,610          195,334         -0-

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        11.1  Statement Regarding Computation of Per Share Earnings

        27.1  Financial Data Schedule.

        99.1  Risk Factors.

   (b)  Reports on Form 8-K:

         (i) Report dated April 18, 1997 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced that Continental had redeemed all outstanding shares of its Series A 12% Cumulative Preferred Stock held by an affiliate of Air Canada for $47.7 million in cash.

        (ii) Report dated May 27, 1997 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced that Continental had agreed to purchase from Air Partners, L.P. warrants to purchase 3,842,542 shares of Class B common stock of the Company for $94.2 million in cash.

        (iii) Report dated June 10, 1997 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced that Continental has entered into a letter of intent with The Boeing Company to purchase 35 new widebody aircraft (five firm 777-200 aircraft and 30 firm 767-400ER aircraft), with options for additional 777 and 767 aircraft to be negotiated by the parties.

        (iv) Report dated June 25, 1997 reporting an Item 5. "Other Event". No financial statements were filed with the report, which announced that Continental had acquired ten aircraft previously leased by it. The debt financing for the acquisition of the aircraft was funded by the private placement of $155 million of pass-through certificates.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  August 14, 1997  by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  August 14, 1997       /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)