Form 10-Q
period 1997-09-30
CONTINENTAL AIRLINES INC /DE/
filed 1997-10-29
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

As of October 21, 1997, 8,406,064 shares of Class A common stock and 50,289,587 shares of Class B common stock were outstanding.

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1997      1996      1997      1996
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $1,750     $1,546   $4,960     $4,440
 Cargo, mail and other .     140        125      414        359
                           1,890      1,671    5,374      4,799

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     462        397    1,305      1,139
 Aircraft fuel . . . . .     221        201      660        558
 Commissions . . . . . .     152        135      437        398
 Aircraft rentals. . . .     141        128      400        379
 Maintenance, materials
  and repairs. . . . . .     147        118      400        349
 Other rentals and
  landing fees . . . . .     104         89      299        258
 Depreciation and
  amortization . . . . .      64         63      186        195
 Fleet disposition
  charge . . . . . . . .       -        128        -        128
 Other . . . . . . . . .     392        335    1,103        969
                           1,683      1,594    4,790      4,373

Operating Income . . . .     207         77      584        426

Nonoperating Income
 (Expense):
 Interest expense. . . .     (42)       (40)    (126)      (129)
 Interest capitalized. .       9          1       23          2
 Interest income . . . .      14         11       41         30
 Other, net. . . . . . .      (2)        (2)      (4)        19
                             (21)       (30)     (66)       (78)

Income before Income
 Taxes, Minority
 Interest and
 Extraordinary Loss. . .     186         47      518        348

Income Tax Provision . .     (69)       (19)    (192)       (57)

                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1997      1996      1997      1996
                              (Unaudited)         (Unaudited)
Income before Minority
 Interest and
 Extraordinary Loss. . .  $  117     $   28   $  326     $  291

Minority Interest. . . .       -         (1)       -         (3)

Distributions on
 Preferred Securities
 of Trust, net of
 applicable income
 taxes of $2, $2,
 $6 and $6,
 respectively. . . . . .      (3)        (3)     (10)       (10)

Income before
 Extraordinary Loss. . .     114         24      316        278

Extraordinary Loss,
 net of applicable
 income taxes of $2,
 $4, $2 and $4,
 respectively. . . . . .      (4)        (6)      (4)        (6)

Net Income . . . . . . .     110         18      312        272

Preferred Dividend
 Requirements. . . . . .       -         (1)      (2)        (3)

Income Applicable to
 Common Shares . . . . .  $  110     $   17   $  310     $  269














                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1997      1996      1997      1996
                              (Unaudited)         (Unaudited)
Earnings per Common and
 Common Equivalent Share:
  Income Before
   Extraordinary Loss. .   $1.83      $0.35    $4.95      $4.26
  Extraordinary Loss,
   net of tax. . . . . .   (0.06)     (0.10)   (0.05)     (0.10)
  Net Income . . . . . .   $1.77      $0.25    $4.90      $4.16

Earnings per Common
 Share Assuming
 Full Dilution:
  Income Before
   Extraordinary Loss. .   $1.50      $0.34    $4.07      $3.58
  Extraordinary Loss,
   net of tax. . . . . .   (0.05)     (0.09)   (0.05)     (0.08)
  Net Income . . . . . .   $1.45      $0.25    $4.02      $3.50

Shares used for
 Computation:
  Primary. . . . . . . .    62.3       64.6     63.4       64.7
  Fully diluted
   excluding extra-
   ordinary loss . . . .    80.5       82.5     81.6       81.7
  Fully diluted
   including extra-
   ordinary loss . . . .    80.5       64.6     81.6       81.7

















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)

                                        September 30, December 31,
          ASSETS                            1997          1996
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $27 and $76, respectively . . . . . .  $  988      $1,061
 Accounts receivable, net. . . . . . . . .     469         377
 Spare parts and supplies, net . . . . . .     122         111
 Prepayments and other . . . . . . . . . .     131          85
  Total current assets . . . . . . . . . .   1,710       1,634

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   1,537       1,199
  Other. . . . . . . . . . . . . . . . . .     443         338
                                             1,980       1,537
  Less:  Accumulated depreciation. . . . .     438         370
                                             1,542       1,167

Purchase deposits for flight equipment         393         154

Capital leases:
 Flight equipment. . . . . . . . . . . . .     271         396
 Other . . . . . . . . . . . . . . . . . .      35          31
                                               306         427
 Less:  Accumulated amortization . . . . .     137         152
                                               169         275
  Total property and equipment . . . . . .   2,104       1,596

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,439       1,473
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .     226         237
 Investments . . . . . . . . . . . . . . .     131         134
 Other assets, net . . . . . . . . . . . .     194         132

  Total other assets . . . . . . . . . . .   1,990       1,976

   Total Assets. . . . . . . . . . . . . .  $5,804      $5,206






                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)

                                        September 30, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        1997          1996
                                         (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  260      $  201
 Current maturities of capital leases. . .      38          60
 Accounts payable. . . . . . . . . . . . .     761         705
 Air traffic liability . . . . . . . . . .     835         661
 Accrued payroll and pensions. . . . . . .     146         149
 Accrued other liabilities . . . . . . . .     416         328
  Total current liabilities. . . . . . . .   2,456       2,104

Long-Term Debt . . . . . . . . . . . . . .   1,445       1,368

Capital Leases . . . . . . . . . . . . . .     147         256

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     253          75
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .     147         188
 Other . . . . . . . . . . . . . . . . . .     299         331
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     699         594

Commitments and Contingencies

Minority Interest. . . . . . . . . . . . .       -          15

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures (A). . . . . . . . . . . . . .     242         242

Redeemable Preferred Stock . . . . . . . .       -          46



(A) The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $250 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020. Upon repayment, the Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust will be mandatorily redeemed.


                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)

                                        September 30, December 31,
                                            1997          1996
                                         (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  8,419,064 and 9,280,000 shares issued
  and outstanding, respectively. . . . . . $    -       $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  50,192,171 and 47,943,343 shares
  issued and outstanding, respectively . .      -            -
 Additional paid-in capital  . . . . . . .     613         693
 Retained earnings (accumulated deficit) .     203        (109)
 Other . . . . . . . . . . . . . . . . . .      (1)         (3)
  Total common stockholders' equity. . . .     815         581
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $5,804      $5,206




























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)

                                            Nine Months
                                        Ended September 30,
                                          1997        1996
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . . $740         $685

Cash Flows from Investing Activities:
 Capital expenditures. . . . . . . . . . (275)        (116)
 Purchase deposits paid in connection
  with future aircraft deliveries. . . . (242)         (79)
 Purchase deposits refunded in
  connection with aircraft delivered . .   29           12
 Proceeds from sale of America West
  stock and warrants . . . . . . . . . .    -           32
 Other . . . . . . . . . . . . . . . . .    4           18
  Net cash used by investing
   activities. . . . . . . . . . . . . .  (484)       (133)

Cash Flows from Financing Activities:
 Payments on long-term debt and
  capital lease obligations. . . . . . . (627)        (890)
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .  505          553
 Purchase of warrants to purchase
  Class B common stock . . . . . . . . .  (94)           -
 Purchase of 9% minority interest
  in AMI . . . . . . . . . . . . . . . .  (18)           -
 Redemption of preferred stock . . . . .  (48)           -
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .   18            7
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .  (16)         (17)
 Dividends paid to minority interest
  holder in connection with secured
  term loan financing. . . . . . . . . .    -          (13)
  Net cash used by financing activities.   (280)      (360)











                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                            Nine Months
                                        Ended September 30,
                                          1997        1996
                                             (Unaudited)
Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . . $(24)        $192

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . .  985          603

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $961         $795

Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $104         $120
 Income taxes paid . . . . . . . . . . . $  7         $  1

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $207         $ 54
 Reduction of capital lease
  obligations in connection with
  refinanced aircraft. . . . . . . . . . $ 97         $  -
 Financed purchase deposits for
  flight equipment, net. . . . . . . . . $ 52         $ 17
 Capital lease obligations incurred. . . $ 15         $ 27
 Purchase deposits refunded and used
  to reduce debt . . . . . . . . . . . . $ 31         $  -












(A) Excludes restricted cash of $76 million and $144 million at January 1, 1997 and 1996, respectively, and $27 million and $70 million at September 30, 1997 and 1996, respectively.


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

NOTE 1 - EARNINGS PER SHARE

The earnings per common share ("EPS") computations are based upon earnings applicable to common shares and the average number of shares of common stock, common stock equivalents (stock options, warrants and restricted stock) and potentially dilutive securities (e.g., convertible securities) outstanding. For fully diluted purposes, net income has been adjusted for the distributions on the preferred securities of trust and interest expense (net of tax) on the convertible debt. Preferred stock dividend requirements decreased net income in the EPS computations by approximately $2 million for the nine months ended September 30, 1997, and $1 million and $3 million for the three and nine months ended September 30, 1996, respectively. In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred") held by an affiliate of Air Canada, a Canadian corporation ("Air Canada"). See Note 5.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time.

Under SFAS 128, the Company's basic and diluted EPS were:

                       Three Months           Nine Months
                    Ended September 30,    Ended September 30,
                       1997     1996          1997     1996
Basic EPS (1)         $1.97    $0.42         $5.47    $5.06
Basic EPS (2)         $1.90    $0.30         $5.40    $4.94

Diluted EPS (1)       $1.48    $0.34         $4.06    $3.63
Diluted EPS (2)       $1.44    $0.26         $4.02    $3.55

(1)  Excluding extraordinary loss.
(2)  Including extraordinary loss.

NOTE 2 - INCOME TAXES

Income taxes for the three and nine months ended September 30, 1997 were provided at the estimated annual effective tax rate. Such rate differs from the federal statutory rate of 35%, primarily due to state and foreign income taxes and the effect of certain expenses that are not deductible for income tax purposes. Income taxes for the three and nine months ended September 30, 1996 were provided at the estimated effective tax rate, which differs from the federal statutory rate of 35%, primarily due to net operating loss carryforwards ("NOLs") for which a tax benefit had not previously been recorded, state and foreign income taxes and the effect of certain expenses that are not deductible for income tax purposes.

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

The Company has consummated several built-in-gain transactions, which resulted in the realization of tax benefits related to NOLs attributable to the Company's predecessor. To the extent the Company consummates additional built-in-gain transactions, such benefits will reduce the valuation allowance and reorganization value in excess of amounts allocable to identifiable assets. If such reorganization value were exhausted, reductions in the valuation allowance would decrease other intangibles.

NOTE 3 - FLEET DISPOSITION CHARGE

During the third quarter of 1996, the Company made the decision to accelerate the replacement of 30 DC-9-30 aircraft, six DC-10-10 aircraft, 31 727-200 aircraft, 13 737-100 aircraft and 17 737-200 aircraft between August 1997 and December 1999. As a result of its decision to accelerate the replacement of these aircraft, the Company recorded a fleet disposition charge of $128 million. The fleet disposition charge relates primarily to (i) the writedown of Stage 2 aircraft inventory, which is not expected to be consumed through operations, to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms. The majority of the aircraft are being accounted for as operating leases and therefore the Company will continue to recognize rent and amortization expense on these aircraft through the respective dates they are removed from service.

NOTE 4 - OTHER

Aircraft Financing Transactions

In March 1997, Continental completed an offering of $707 million of pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, Continental and are therefore not included in the accompanying consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and are being used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 30 new aircraft from The Boeing Company ("Boeing") scheduled to be delivered to Continental through February 1998. In connection therewith, owner participants have committed equity financing to be used in leveraged leases of all such aircraft. As of September 30, 1997, 13 of such aircraft have been delivered. If any funds remain as deposits with the escrow agent for such pass-through certificates at the end of the delivery period (which may be extended to June 1998), such funds will be distributed back to the certificate holders. Such distribution will include a make whole premium payable by Continental. Management believes that the likelihood that the Company will be required to pay a material make whole premium is remote.

In April 1997, Continental entered into a $160 million floating rate (e.g., LIBOR plus 1.125% or prime) secured revolving credit facility (the "Facility"). The revolving loans made under the Facility will be used for the purpose of making certain predelivery payments to Boeing for new Boeing aircraft to be delivered through December 1999. The Facility contains certain financial covenants, including maintenance of a minimum fixed charge ratio, a minimum net worth and a minimum unrestricted cash balance. Continental is also restricted in its ability to pay cash dividends and make certain other payments.

In June 1997, the Company acquired 10 aircraft previously leased by it. The debt financing for the acquisition of the six Boeing 737-300 aircraft and the four McDonnell Douglas DC-9-82 aircraft was funded by the private placement of $155 million of pass-through certificates. The pass-through certificates were issued by separate pass-through trusts that acquired equipment trust notes issued on a recourse basis by Continental. Aircraft maintenance expense in the second quarter of 1997 was reduced by approximately $16 million due to the reversal of reserves that are no longer required as a result of the transaction.

In September 1997, the Company, in cooperation with the airframe and engine manufacturers, completed an offering of $89 million of pass-through certificates to enable certain owner trustees to finance the acquisition cost of nine Embraer ("EMB")-145ER regional jets previously delivered to and leased by Continental. The pass-through certificates are not direct obligations of, or guaranteed by, Continental and therefore are not included in the accompanying consolidated financial statements.

Facility and Other Financing Transactions

In July 1997, Continental entered into a $575 million credit facility (the "Credit Facility"), including a $275 million term loan. The proceeds of the term loan were loaned by Continental to its wholly owned subsidiary Air Micronesia, Inc. ("AMI"), reloaned by AMI to its wholly owned subsidiary Continental Micronesia, Inc. ("CMI"), and used by CMI to repay its existing secured term loan. In connection with this prepayment, Continental recorded a $4 million after tax extraordinary charge to consolidated earnings in the third quarter of 1997. The facility also includes a $225 million revolving credit facility and a $75 million term loan commitment for general corporate purposes.

The Credit Facility is secured by substantially all of CMI's assets (other than aircraft subject to other financing arrangements) but does not contain any financial covenants relating to CMI other than covenants restricting CMI's incurrence of certain indebtedness and pledge or sale of assets. AMI's rights with respect to its loan to CMI and Continental's rights with respect to its loan to AMI (as well as Continental's stock in AMI and AMI's stock in CMI) are pledged as collateral for loans to Continental under the Credit Facility. In addition, the Credit Facility contains certain financial covenants applicable to Continental and prohibits Continental from granting a security interest on certain of its international route authorities and domestic slots.

In April 1997, the City of Houston (the "City") completed the offering of $190 million aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds") payable solely from rentals paid by Continental under long-term lease agreements with the City. The IAH Bonds are unconditionally guaranteed by the Company. The proceeds from the IAH Bonds are being used to finance the acquisition, construction and installation of certain terminal and other airport facilities located at Continental's hub at George Bush Intercontinental Airport in Houston, including a new automated people mover system linking Terminals B and C and 20 aircraft gates in Terminal B into which Continental intends to expand its operations. The expansion project is expected to be completed by the summer of 1999.

The Company also announced plans to expand its hub facilities at Hopkins International Airport in Cleveland which is expected to be completed in the first quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Continental's wholly owned subsidiary, Continental Express, Inc. ("Express"), as well as other facility improvements, is expected to cost approximately $120 million, which the Company expects will be funded principally by the issuance of a combination of tax-exempt special facilities revenue bonds and general airport revenue bonds by the City of Cleveland. In connection therewith, the Company expects to enter into long-term leases with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

In February 1997, the Company began construction of a new hangar and improvements to a cargo facility at the Company's hub at Newark International Airport which the Company expects to occupy in the fourth quarter of 1997. The Company expects to finance these projects, which will cost approximately $21 million, through tax-exempt bonds to be issued by the New Jersey Economic Development Authority. In addition, the Company is planning a facility expansion at Newark which would require, among other things, agreements to be reached with the applicable airport authority.

The Company has announced plans to build a wide-body aircraft maintenance hangar in Honolulu, Hawaii at an estimated cost of $24 million. Construction of the hangar, anticipated to be completed by the second quarter of 1998, is expected to be financed by tax-exempt special facilities revenue bonds issued by the State of Hawaii. In connection therewith, the Company expects to enter into long-term leases under which rental payments will be sufficient to service the related bonds.

Commitments

In June 1997, Continental signed a letter of intent with Boeing to purchase 35 new widebody jet aircraft. The parties entered into a definitive agreement in October 1997 relating to this order. The order consists of five firm Boeing 777-200 aircraft and 30 firm Boeing 767-400ER aircraft, with options for six additional 777 aircraft. This order is in addition to the five firm 777 aircraft which the airline already had on order with Boeing, the deliveries of which will be accelerated as part of this order. The new widebody aircraft will replace six DC-10-10 and 31 DC-10-30 aircraft, which will be retired as the new Boeing aircraft are delivered, and will also be used to expand the airline's international and transcontinental service. The ten firm delivery 777 aircraft are scheduled to be delivered from September 1998 through May 1999, and the 30 firm 767 aircraft are scheduled to be delivered starting in mid-2000 through the end of 2005. In connection with this new order, Continental has obtained the flexibility to substitute certain aircraft on order with Boeing and has obtained other benefits. The Company currently plans to substitute 777 aircraft for certain of the 767 aircraft.

In June 1997, Express exercised its option to order an additional 25 EMB-145ER regional jets. Express is scheduled to take delivery of these 50-seat aircraft from June 1998 through September 1999. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. The Company expects to account for all of these aircraft as operating leases.

Other

On May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan provides that the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors of the Company and employees of the Company or its subsidiaries. Subject to adjustment as provided in the Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the Incentive Plan may not exceed 2,000,000 shares, which may be originally issued or treasury shares or a combination thereof. The maximum number of shares of Class B common stock that may be (i) subject to options granted to any one individual during any calendar year may not exceed 200,000 shares and (ii) granted as restricted stock may not exceed 100,000 shares (in each case, subject to adjustment as provided in the Incentive
Plan).

Also on May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, all employees of the Company, including CMI and Express, may purchase shares of Class B common stock of the Company at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. Subject to adjustment, a maximum of 1,750,000 shares of Class B common stock are authorized for issuance under the Purchase Plan.

In April the Company began collective bargaining agreement negotiations with its Continental Airlines pilots, whose contract became amendable in July 1997, and Express pilots, whose contract became amendable in October 1997. Negotiations are in progress to amend these contracts. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

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

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other carrier. One such arrangement began on June 1, 1997 pursuant to which the other carrier is sharing Continental's costs of operating certain flights by committing to purchase capacity on such flights. Under this arrangement, the Company's statements of operations reflect the reimbursement of $18 million and $24 million for the three and nine months ended September 30, 1997, respectively, from the other carrier as an offset to the Company's respective operating expenses.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On June 2, 1997, the Company purchased for $94 million from Air Partners, L.P. ("Air Partners") warrants to purchase 3,842,542 shares of Class B common stock (representing a portion of the total warrants held by Air Partners). The purchase price represents the intrinsic value of the warrants (the difference between the closing market price of the Class B common stock on May 28, 1997 ($34.25) and the applicable exercise price). The warrants sold by Air Partners consisted of 2,314,687 Class B warrants exercisable for $7.50 per share and 1,527,855 Class B warrants exercisable for $15.00 per share.

In July 1997, the Company (i) purchased (a) the rights of United Micronesia Development Association, Inc. ("UMDA") to receive future payments under a services agreement between UMDA and CMI (pursuant to which CMI pays UMDA approximately 1% of the gross revenues of CMI, as defined, through January 1, 2012, which payment by CMI to UMDA totaled $6 million in 1996) and (b) UMDA's 9% interest in AMI,
(ii) terminated the Company's obligations to UMDA under a settlement agreement entered into in 1987, and (iii) terminated substantially all of the other contractual arrangements between the Company, AMI and CMI, on the one hand, and UMDA on the other hand, for an aggregate consideration of $73 million.

NOTE 6 - NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130") that establishes standards for the reporting and display of comprehensive income in financial statements. The Company will adopt SFAS 130 in the first quarter of 1998. SFAS 130 is not expected to have an impact on the Company's results of operations or financial position.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which specifies the presentation and disclosure requirements for operating segments in annual financial statements and also requires certain segment information in interim reports. The Company will adopt SFAS 131 in the first quarter of 1998. SFAS 131 is not expected to have an impact on the Company's results of operations or financial position.

NOTE 7 - SUBSEQUENT EVENTS

In October 1997, the Company completed an offering of $752 million of pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, Continental and therefore are not included in Continental's consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 new Boeing aircraft scheduled to be delivered to Continental from April 1998 through November 1998. If any funds remain as deposits with the escrow agent for such pass-through certificates at the end of the delivery period (which may be extended to May 1999), such funds will be distributed back to the certificate holders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements.
In connection therewith, please see the risk factors set forth in the Company's Form 10-K for the year ended December 31, 1996 and the Company's registration statements filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, since December 31, 1996. These risk factors identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.

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

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine months ended September 30, 1997 as compared to the corresponding periods ended September 30, 1996.

Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996

The Company recorded consolidated net income of $110 million and $18 million for the three months ended September 30, 1997 and 1996, respectively, including a $128 million fleet disposition charge ($77 million after taxes) in 1996 and after tax extraordinary losses of $4 million and $6 million in 1997 and 1996, respectively. Excluding the fleet disposition charge in 1996, the Company's income before income taxes, minority interest and extraordinary loss increased in 1997 by $11 million, or 6.3%. Management believes that the Company benefitted in the third quarter of 1996 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax, which expired on December 31, 1995, was reinstated on August 27, 1996. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its expiration, can be precisely determined.

Passenger revenue increased 13.2%, $204 million, during the quarter ended September 30, 1997 as compared to the same period in 1996, primarily due to a 15.4% increase in revenue passenger miles, offset by a 2.5% decrease in yield.

Cargo, mail and other revenue increased 12.0%, $15 million, in the three months ended September 30, 1997 as compared to the same period in the prior year, principally as a result of an increase in freight and mail volumes due to a strike by certain employees of United Parcel Services ("UPS") and an increase in revenue related to frequent flyer mileage credits sold to participating partners in the Company's frequent flyer program.

Wages, salaries and related costs increased 16.4%, $65 million, during the quarter ended September 30, 1997 as compared to the same period in 1996, primarily due to an 8.7% increase in average full-time equivalent employees in the third quarter of 1997 compared to the third quarter of 1996 and increases in accruals for employee profit sharing and other incentive programs, including the payment of bonuses for on-time arrival performance.

Aircraft fuel expense increased 10.0%, $20 million, in the three months ended September 30, 1997 as compared to the same period in the prior year. The average price per gallon, net of fuel hedging gains of $16 million in 1996, increased from 60.1 cents in the third quarter of 1996 to 60.2 cents in the third quarter of 1997. In addition, there was a 9.6% increase in the quantity of jet fuel used from 322 million gallons in the third quarter of 1996 to 353 million gallons in the third quarter of 1997, principally reflecting increased capacity.

Commissions expense increased 12.6%, $17 million, in the quarter ended September 30, 1997 as compared to the same period in the prior year, primarily due to increased passenger revenue.

Aircraft rentals increased 10.2%, $13 million in the three months ended September 30, 1997 as compared to the same period in 1996.
The increase is a result of new aircraft inducted into operation in Continental's fleet.

Maintenance, materials and repairs increased 24.6%, $29 million, during the quarter ended September 30, 1997 as compared to the same period in 1996, due principally to the volume and timing of engine overhauls, increase in component costs and routine maintenance as part of the Company's ongoing maintenance program.

Other rentals and landing fees increased 16.9%, $15 million, for the three months ended September 30, 1997 compared to the same period in 1996, due to higher facilities rentals and higher landing fees resulting from increased operations.

During the third quarter of 1996, the Company recorded a fleet disposition charge of $128 million ($77 million after taxes), related primarily to (i) the writedown of Stage 2 aircraft inventory to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.

Other operating expense increased 17.0%, $57 million, in the three months ended September 30, 1997 as compared to the same period in the prior year, as a result of increases in passenger services, advertising and publicity, reservations and sales expense and other miscellaneous expense.

Interest capitalized increased $8 million in the third quarter of 1997 as compared to the third quarter of 1996 as a result of higher average purchase deposits for flight equipment.

The income tax provision for the three months ended September 30, 1997 and 1996 of $69 million and $19 million, respectively, consisted of federal, state and foreign income taxes.

In July 1997 and 1996, extraordinary losses of $4 million (net of $2 million income tax benefit) and $6 million (net of $4 million income tax benefit), respectively, were recorded related to the early extinguishment of debt.

Comparison of Nine Months Ended September 30, 1997 to Nine Months
Ended September 30, 1996

The Company recorded consolidated net income of $312 million and $272 million for the nine months ended September 30, 1997 and 1996, respectively, including a $128 million fleet disposition charge ($77 million after taxes) and a gain of $18 million on the sale of certain shares of America West common stock and warrants in 1996 and after tax extraordinary losses of $4 million and $6 million in 1997 and 1996, respectively. Excluding the fleet disposition charge in 1996, the Company's income before income taxes, minority interest and extraordinary loss increased during 1997 by $42 million, or 8.8%. Management believes that the Company benefitted in the first three quarters of 1996 and the first quarter of 1997 from the expiration of the ticket tax on December 31, 1995 and December 31, 1996, respectively. The ticket tax was reinstated on August 27, 1996 and again on March 7, 1997, respectively. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its expiration, can be precisely determined. Additionally, the Company benefitted in the first six months of 1996 from the recognition of previously unbenefitted post-reorganization NOLs.

Passenger revenue increased 11.7%, $520 million, during the nine months ended September 30, 1997 as compared to the same period in 1996. The increase was due to a 13.5% increase in revenue passenger miles offset by a 1.9% decrease in yield.

Cargo, mail and other revenue increased 15.3%, $55 million, in the nine months ended September 30, 1997 as compared to the same period in the prior year, principally as a result of an increase in freight and mail volumes primarily due to a strike by certain employees of UPS, and an increase in revenue related to frequent flyer mileage credits sold to participating partners in the Company's frequent flyer program.

Wages, salaries and related costs increased 14.6%, $166 million, during the nine months ended September 30, 1997 as compared to the same period in 1996, primarily due to an 8.6% increase in average full-time equivalent employees in the first nine months of 1997 compared to the first nine months of 1996 and increases in employee incentives. In addition there was an increase in wage rates resulting from a longevity pay increase for substantially all employee groups effective July 1, 1996.

Aircraft fuel expense increased 18.3%, $102 million, in the nine months ended September 30, 1997 as compared to the same period in the prior year. The average price per gallon, net of fuel hedging gains of $37 million in 1996 increased 7.4% from 59.1 cents in the first nine months of 1996 to 63.5 cents in the first nine months of 1997. In addition, there was a 10.0% increase in the quantity of jet fuel used from 913 million gallons in the first nine months of 1996 to 1,004 million gallons in the first nine months of 1997, principally reflecting increased capacity.

Commissions expense increased 9.8%, $39 million, in the nine months ended September 30, 1997 as compared to the same period in the prior year, primarily due to increased passenger revenue.

Aircraft rentals increased 5.5%, $21 million during the nine months ended September 30, 1997 as compared to the same period in 1996.
The increase is a result of new aircraft inducted into operation in Continental's fleet.

Maintenance, materials and repairs increased 14.6%, $51 million, during the nine months ended September 30, 1997 as compared to the same period in 1996, principally due to the volume and timing of engine overhauls, increase in component costs and routine maintenance as part of the Company's ongoing maintenance program. Aircraft maintenance expense was reduced by $16 million in 1997 due to the reversal of reserves that are no longer required as a result of the acquisition of 10 aircraft previously leased by the Company.

Other rentals and landing fees increased 15.9%, $41 million, for the nine months ended September 30, 1997 compared to the same period in 1996, due to higher facilities rentals and higher landing fees resulting from increased operations.

During the third quarter of 1996, the Company recorded a fleet disposition charge of $128 million ($77 million after taxes), related primarily to (i) the writedown of Stage 2 aircraft inventory to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.

Other operating expense increased 13.8%, $134 million, in the nine months ended September 30, 1997 as compared to the same period in the prior year, primarily as a result of increases in passenger services, advertising and publicity, reservations and sales expense and other miscellaneous expense.

Interest capitalized increased $21 million in the first nine months of 1997 compared to the first nine months of 1996 as a result of higher average purchase deposits for flight equipment resulting from the acquisition of new aircraft.

Interest income increased 36.7%, $11 million, in the first nine months of 1997 compared to the same period in the prior year, principally due to an increase in the average invested balance of cash and cash equivalents.

The Company's other nonoperating income (expense) in the nine months ended September 30, 1997 included foreign currency losses. Other nonoperating income (expense) in the first nine months of 1996 consisted of an $18 million gain related to the sale of America West common stock and warrants, a $5 million payment to settle certain litigation arising out of the Company's decision in 1995 to cap domestic travel agency commissions and foreign currency gains (primarily related to the Japanese yen).

The income tax provision for the nine months ended September 30,1997 and 1996 of $192 million and $57 million, respectively, consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company utilized previously unbenefitted post-reorganization NOLs, and began accruing income tax expense.

In July 1997 and 1996, extraordinary losses of $4 million (net of $2 million income tax benefit) and $6 million (net of $4 million income tax benefit), respectively, were recorded related to the early extinguishment of debt.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                    September 30,       Increase/
                                   1997        1996     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 13,038     11,302      15.4 %
Available seat miles
 (millions) (2). . . . . . . . . .17,686      16,117       9.7 %
Passenger load factor (3). . . . .  73.7%       70.1%      3.6 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  65.6%       61.0%      4.6 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.18        8.95       2.6 %
Total revenue per available
 seat mile (cents) . . . . . . . . 10.05        9.81       2.4 %
Operating cost per available
 seat mile (cents) (5) . . . . . .  8.98        8.60       4.4 %
Average yield per revenue
  passenger mile (cents) (6) . . . 12.45       12.77      (2.5)%
Average fare per revenue
 passenger . . . . . . . . . . . .$149.96    $144.70       3.6 %
Revenue passengers (thousands) . .10,822       9,972       8.5 %
Average length of aircraft
  flight (miles) . . . . . . . . .   991         914       8.4 %
Average daily utilization of
  each aircraft (hours) (7). . . . 10:19       10:17       0.3 %
Actual aircraft in fleet at
 end of period (8) . . . . . . . .   334         314       6.4 %

                                   Nine Months Ended       Net
                                    September 30,       Increase/
                                   1997        1996     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 35,851     31,581      13.5 %
Available seat miles
 (millions) (2). . . . . . . . . .50,004      45,820       9.1 %
Passenger load factor (3). . . . .  71.7%       68.9%      2.8 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  63.5%       60.5%      3.0 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.26        9.07       2.1 %
Total revenue per available
 seat mile (cents) . . . . . . . . 10.16        9.94       2.2 %
Operating cost per available
 seat mile (cents) (5) . . . . . .  9.05        8.77       3.2 %
Average yield per revenue
  passenger mile (cents) (6) . . . 12.91       13.16      (1.9)%
Average fare per revenue
 passenger . . . . . . . . . . . .$149.19    $143.97       3.6 %
Revenue passengers (thousands) . .31,022      28,858       7.5 %
Average length of aircraft
  flight (miles) . . . . . . . . .   954         893       6.8 %
Average daily utilization of
  each aircraft (hours) (7). . . . 10:14        9:58       2.7 %
Actual aircraft in fleet at
 end of period (8) . . . . . . . .   334         314       6.4 %

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other carrier. One such arrangement began on June 1, 1997 pursuant to which the other carrier is sharing Continental's costs of operating certain flights by committing to purchase capacity on such flights. The tables above exclude the statistics (which were not material) for the capacity that was purchased and marketed by the other carrier.

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonoperating items.
 (5)  Excludes 1996 fleet disposition charge totaling $128 million.
 (6) The average revenue received for each mile a revenue passenger is carried.
 (7) The average block hours flown per day in revenue service per aircraft.
 (8)  1997 excludes four all-cargo 727 aircraft at CMI.

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

- In April 1997, Continental completed an offering of $190 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance Continental's expansion of its hub at George Bush Intercontinental Airport in Houston. These bonds are solely payable from rentals paid by Continental under long-term lease agreements with the City of Houston.

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

- In July 1997, the Company (i) purchased (a) UMDA's right to receive future payments under a services agreement between UMDA and CMI and
   (b) UMDA's 9% interest in AMI, (ii) terminated the Company's obligations to UMDA under a settlement agreement entered into in 1987, and (iii) terminated substantially all of the other contractual arrangements between the Company, AMI and CMI, on the one hand, and UMDA on the other hand, for an aggregate consideration of $73 million.

- In September 1997, Continental completed an offering of $89 million of pass-through certificates which were used to finance the debt portion of the acquisition cost of nine EMB-145ER regional jets.

- In October 1997, the Company completed an offering of $752 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 new Boeing aircraft scheduled to be delivered to Continental from April 1998 through November 1998.

As of October 10, 1997, Continental had firm commitments with Boeing to take delivery of a total of 115 narrowbody and 40 widebody jet aircraft during the years 1997 through 2005 with options for an additional 91 aircraft (exercisable subject to certain conditions). The narrowbody aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The new widebody aircraft will replace six DC-10-10 and 31 DC-10-30 aircraft, which will be retired as the new Boeing aircraft are delivered, and will also be used to expand Continental's international and transcontinental service. In connection with this new order, the Company has obtained the flexibility to substitute certain aircraft on order with Boeing and has obtained other benefits. The Company currently plans to substitute 777 aircraft for certain of the 767 aircraft. The Company's agreement with Boeing provides that the Company will purchase from Boeing the carrier's requirements for new jet aircraft (other than regional jets) over the next 20 years, subject to certain conditions. However, Boeing has agreed with the European Commission not to enforce such provision.

The estimated aggregate cost of the Company's firm commitments for the 155 Boeing aircraft is approximately $7 billion. As of October 10, 1997, the Company has completed or has third party commitments for a total of approximately $482 million in financing for its future Boeing deliveries, and has commitments or letters of intent from various sources for backstop financing for approximately one-third of the anticipated acquisition cost of its future narrowbody and widebody Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with enhanced equipment trust certificates or similar financing and lease equity, subject to availability and market conditions. However, further financing will be needed to satisfy Continental's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

In September 1996, Express placed an order for 25 firm EMB-145ER regional jets, with options for an additional 175 aircraft. In June 1997, Express exercised its option to order 25 of such option aircraft. Express now has options for an additional 150 regional jets exercisable at the election of Express over the next 12 years. Neither Express nor Continental will have any obligation to take aircraft that are not financed by a third party and leased to the Company. Express has taken delivery of 13 of the firm aircraft through October 1, 1997 and will take delivery of the remaining 37 firm aircraft through the third quarter of 1999. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1997 capital expenditures, exclusive of fleet plan requirements, to aggregate $155 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the nine months ended September 30, 1997, aggregated $95 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by current financings or firm financing commitments. Continental has significant encumbered assets.

As of September 30, 1997, the Company had $961 million in cash and cash equivalents (excluding restricted cash of $27 million), compared to $985 million (excluding restricted cash of $76 million) as of December 31, 1996. Net cash provided by operating activities increased $55 million during the nine months ended September 30, 1997 compared to the same period in the prior year primarily due to an improvement in operating income. Net cash used by investing activities increased $351 million for the nine months ended September 30, 1997 compared to the same period in the prior year, principally due to an increase in fleet-related capital expenditures. Net cash used by financing activities for the nine months ended September 30, 1997 compared to the same period in the prior year decreased $80 million primarily due to a decrease in payments on long-term debt and capital lease obligations.

See Note 4 in the Notes to the Financial Statements for a discussion of the Company's plans to expand its airport facilities and the related financing thereof.

The Company had, as of December 31, 1996, deferred tax assets aggregating $1.3 billion, including $804 million of NOLs. The Company recorded a valuation allowance of $694 million against such assets as of December 31, 1996. The Company has consummated several built-in-gain transactions, which resulted in the realization of tax benefits related to NOLs attributable to the Company's predecessor. To the extent the Company consummates additional built-in-gain transactions, such benefits will reduce the valuation allowance and reorganization value in excess of amounts allocable to identifiable assets. If such reorganization value were exhausted, reductions in the valuation allowance would decrease other intangibles.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.1 billion of taxable income following December 31, 1996. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 5.33% for October 1997). Unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $130 million.

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other carrier. One such arrangement began on June 1, 1997 pursuant to which the other carrier is sharing Continental's costs of operating certain flights by committing to purchase capacity on such flights. Under this arrangement, the Company's statements of operations reflect the reimbursement from the other carrier as an offset to the Company's respective operating expenses.

As a result of the continuing weakness of the yen against the dollar, CMI's operating earnings have declined during each of 1996 and 1997, and are not expected to improve materially absent a stronger yen.

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

In April 1997, the Company began collective bargaining agreement negotiations with its Continental Airlines pilots, whose contract became amendable in July 1997, and Express pilots, whose contract became amendable in October 1997. Negotiations are in progress to amend these contracts. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time. The Company's mechanics and related employees recently voted to be represented by the International Brotherhood of Teamsters (the "Teamsters"). The Company does not believe that the Teamsters' union representation will be material to the Company. In September 1997, the Company announced that it intends to bring all employees to industry standard wages (the average of the top ten air carriers as ranked by the Department of Transportation, excluding Continental) within the next 36 months. The Company stated that it would phase in wage increases over the 36-month period as its revenue, interest rates and rental rates reach industry standards. The Company estimates that the increased wages will aggregate approximately $500 million over the 36-month period.

Management believes that the Company's costs are likely to be affected in the future by, among other matters, (i) higher aircraft rental expense as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company increases its employee compensation to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product ("E-Ticket") and the Internet for bookings, and reduced interest expense.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1 Supplemental Agreement No. 9 to Purchase Agreement No. 1783 between the Company and Boeing, dated August 13, 1997, relating to the purchase of Boeing 757 aircraft.

        11.1  Statement Regarding Computation of Per Share Earnings

        27.1  Financial Data Schedule.

   (b)  Reports on Form 8-K:

        None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  October 29, 1997 by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  October 29, 1997 by:  /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)

                           INDEX TO EXHIBITS
                                  OF
                      CONTINENTAL AIRLINES, INC.



10.1 Supplemental Agreement No. 9 to Purchase Agreement No. 1783 between the Company and Boeing, dated August 13, 1997, relating to the purchase of Boeing 757 aircraft.  (1)

11.1      Statement Regarding Computation of Per Share Earnings

27.1      Financial Data Schedule.

_______________

(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.