Form 10-K
period 1997-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1998-03-20
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $3.2 billion as of March 11, 1998.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X     No
                         _______________

As of March 11, 1998, 8,379,464 shares of Class A Common Stock and 50,951,663 shares of Class B Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
               Proxy Statement for Annual Meeting
     of Stockholders to be held on May 21, 1998:   PART III

                             PART I

ITEM 1.  BUSINESS.

Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1997 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express") and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 191 airports worldwide. As of March 1, 1998, Continental flies to 125 domestic and 66 international destinations and offers additional connecting service through alliances with domestic and foreign carriers. Continental directly serves 10 European cities and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Continental currently flies to seven cities in South America. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in this Form 10-K, the terms "Continental" and "Company" refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise. This Form 10-K may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1. "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Continental/Northwest Alliance and Related Agreements

On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners, L.P. ("Air Partners") to dispose of its interest in the Company to an affiliate of Northwest Airlines, Inc. ("Northwest"), the Company had entered into a long-term global alliance with Northwest ("Northwest Alliance") involving schedule coordination, frequent flyer reciprocity, executive lounge access, airport facility coordination, code-sharing, the formation of a joint venture among the two carriers and KLM Royal Dutch Airlines ("KLM") with respect to their trans-Atlantic services, cooperation regarding other alliance partners of the two carriers and regional alliance development, certain coordinated sales programs, preferred reservations displays and other activities.

The Northwest Alliance is expected to be phased in over a multi-year period. A significant portion of the alliance activities will commence promptly. Code-sharing will commence, subject to governmental approvals, with the Company initially placing its designator code on all of Northwest's international flights (other than its trans-Atlantic flights) and those Northwest domestic flights which create international connecting itineraries to and from Latin America. Thereafter, subject to governmental approval and approval by Northwest's pilots under their collective bargaining agreement, (i) Northwest and the Company anticipate entering into a joint venture among themselves and KLM with respect to their respective trans-Atlantic flights, (ii) Northwest anticipates placing its designator code on substantially all of the Company's other international flights, and (iii) Northwest and the Company each anticipate placing their respective designator codes on substantially all of the other carrier's domestic flights.

The Company estimates that the alliance, when fully phased in over a three-year period, will generate in excess of $500 million in additional annual pre-tax operating income for the carriers, and anticipates that approximately 45% of such pre-tax operating income will accrue to the Company. The Company believes that a significant portion of the alliance synergies allocable to the Company can be achieved even without the activities which are subject to approval of Northwest's pilots.

The Company also announced on January 26, 1998 that Air Partners, the holder of approximately 14% of the Company's equity and approximately 51% of its voting power (after giving effect to the exercise of warrants), had entered into an agreement to dispose of its interest in the Company to an affiliate of Northwest (the "Air Partners Transaction"). The Air Partners Transaction is subject to, among other matters, governmental approval and expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement also extends to an affiliate of Air Partners a right of first offer to purchase certain shares of Class A common stock of the Company to be acquired by Northwest or its affiliates if such entities intend to dispose of those securities prior to the fifth anniversary of the closing of the Air Partners Transaction.

In connection with the Air Partners Transaction, the Company entered into a corporate governance agreement with certain affiliates of Northwest (the "Northwest Parties") designed to assure the independence of the Company's board and management during the six-year term of the governance agreement. Under the corporate governance agreement, as amended, the Northwest Parties have agreed not to beneficially own voting securities of the Company in excess of 50.1% of the fully diluted voting power of the Company's voting securities, subject to certain exceptions involving third-party acquisitions or tender offers for 15% or more of the voting power of the Company's voting securities and a limited exception permitting a one-time ownership of approximately 50.4% of the fully diluted voting power. The Northwest Parties have agreed to deposit all voting securities of the Company beneficially owned by them in a voting trust with an independent voting trustee requiring that such securities be voted (i) on all matters other than the election of directors, either as recommended by the Company's board of directors (a majority of whom must be independent directors as defined in the agreement) or in the same proportion as the votes cast by other holders of voting securities, and (ii) in the election of directors, for the election of independent directors nominated by the board of directors; provided, that in the event of a merger or similar business combination or a recapitalization, liquidation or similar transaction, a sale of all or substantially all of the Company's assets, or an issuance of voting securities which would represent more than 20% of the voting power of the Company prior to issuance, or any amendment of the Company's charter or by-laws that would materially and adversely affect Northwest, the shares may be voted as directed by the Northwest Party owning such shares, and if a third party is soliciting proxies in connection with an election of directors, the shares may be voted at the option of such Northwest Party either as recommended by the Company's board of directors or in the same proportion as the votes cast by the other holders of voting securities.

The Northwest Parties have also agreed to certain restrictions on the transfer of voting securities owned by them, have agreed not to seek to affect or influence the Company's board of directors or the control of the management of the Company or the business, operations, affairs, financial matters or policies of the Company or to take certain other actions, and have agreed to take all actions as are necessary to cause independent directors to at all times constitute at least a majority of the Company's board of directors. The Company has agreed to cause one designee of a Northwest Party reasonably acceptable to the board of directors to be appointed to the Company's board, and has agreed to grant preemptive rights to a Northwest Party with respect to certain issuances of Class A common stock and Class B common stock. The Northwest Parties have agreed that certain specified actions, together with any material transactions between the Company and Northwest or its affiliates, including any modifications or waivers of the corporate governance agreement and the alliance agreement, may not be taken without the prior approval of a majority of the board of directors, including the affirmative vote of a majority of the independent directors. The governance agreement also provides for the Company to adopt a shareholder rights plan with reasonably customary terms and conditions, with an acquiring person threshold of 15% and with appropriate exceptions for the Northwest Parties for actions permitted by and taken in compliance with the corporate governance agreement.

The corporate governance agreement provides that, if after three years Northwest's pilots have not consented to those portions of the alliance agreement requiring their consent and the Company, at its election, then chooses to terminate the alliance agreement, the Northwest Parties can elect either to dispose of their shares in the Company or negotiate with a committee of independent directors of the Company regarding a merger. If a merger agreement cannot be reached within six months of the establishment of the committee, certain appraisal procedures are specified. If upon completion of the appraisal procedures, Northwest is unwilling to enter into a merger agreement at the value for the shares not held by the Northwest Parties determined by such appraisal procedures, then the Northwest Parties must sell their voting securities, and if the Company and the committee are unwilling to approve a merger agreement at such value, then the corporate governance agreement (except for certain provisions requiring continuing independent directors and approval by a majority of such independent directors of material transactions between the Company and the Northwest Parties) will expire.

The corporate governance agreement will otherwise expire after the sixth anniversary of the date of closing of the Air Partners Transaction, or if earlier, upon the date that the Northwest Parties cease to beneficially own voting securities representing at least 10% of the fully diluted voting power of the Company's voting securities. Upon a termination of the above described terms of the governance agreement, the Northwest Parties must nonetheless take such actions as are necessary to cause the Company's board of directors to at all times include at least five directors who are independent of and otherwise unaffiliated with Northwest or the Company and their respective affiliates, and any material transaction between the Company and Northwest or its affiliates, or relating to the governance agreement or the alliance agreement, may not be taken without prior approval thereof by a majority vote of the independent directors.

The alliance agreement provides that if after four years the Company has not entered into a code-share with KLM or is not legally able (but for aeropolitical restrictions) to enter into a new trans-Atlantic joint venture with KLM and Northwest and place its airline code on certain Northwest flights, Northwest can elect to (i) cause good faith negotiations among the Company, KLM and Northwest as to the impact, if any, on the contribution to the joint venture resulting from the absence of the code-share, and the Company will reimburse the joint venture for the amount of any loss until it enters into a code-share with KLM, or (ii) terminate (subject to cure rights of the Company) after one year's notice any or all of such alliance agreement and any or all of the agreements contemplated thereunder.

Business Strategy

In 1995, Continental implemented a plan, labeled the "Go Forward Plan", which was a "back to basics" approach focusing on improving profitability and financial condition, delivering a consistent, reliable, quality product to customers and improving employee morale and working conditions. The Company's 1998 strategic plan, as discussed below, retains the four basic components of the Go Forward Plan: Fly to Win, Fund the Future, Make Reliability a Reality and Working Together, with initiatives intended to build upon Continental's operational and strategic strengths.

Fly to Win

The Company's 1998 Fly to Win initiatives center around three principal themes: Grow Hub Operations, Improve Business/Leisure
Mix and Strengthen its Alliance Network.

Grow Hub Operations. Continental will continue to add select flights and refine its flight schedules to maximize the potential of its hubs. In addition, Continental plans to focus on expanding international traffic through service to new destinations and additional code-sharing and other marketing alliances with certain foreign carriers.

Management believes that by adding domestic and international flights to the Company's hubs, attracting more international passengers through alliances with foreign carriers and further refining the efficiency of the Company's hub operations, Continental will continue to capture additional flow traffic through its hubs and attract a larger share of higher-yielding business travelers.

Improve Business/Leisure Mix. The Company's passenger load factors increased from 68.1% in 1996 to 70.9% in 1997, facilitating management of the business/leisure traveler mix on its aircraft. Since business travelers typically pay a higher fare (on a revenue-per-seat-mile basis) for the convenience of being able to make and change last minute travel plans, increases in business traffic contribute disproportionately to incremental profitability. Unrestricted business fares accounted for approximately 43.8% of the Company's domestic passenger revenue in 1997 compared to 42.8% in 1996 (excluding CMI and Express). Many of the Company's product and schedule improvements have been made to appeal to business travelers. The Company has invested in state-of-the-art revenue management and pricing systems to enhance its ability to manage its fare mix.

Strengthen its Alliance Network. Management believes that strengthening the Company's network of alliance partners will allow it to compete with larger global airline alliances, better leverage the Company's hub assets and result in improved returns to the Company. Focusing on strategic global alliances allows the Company to benefit from the strengths of its alliance partners in their local markets while reducing the Company's reliance on any individual alliance partner.

The Company seeks alliance relationships that, together with the Company's own flying, will permit expanded service through Newark to major destinations in South America, Europe and Asia, and expanded service through Houston to South America and Europe as well as service to Japan. Route authorities that would be required for the Company's own service to certain of these destinations are not currently available to the Company. See "Continental/Northwest Alliance and Related Agreements" above and "Foreign Carrier Alliances" below for a discussion of new alliances recently entered into with other carriers.

Fund the Future

Having achieved its 1995 goals of building the Company's overall liquidity and improving its financial condition, management shifted its financial focus in 1996 and 1997 to target the Company's interest and lease expenses. Through refinancing and other initiatives, Continental has achieved substantial reductions in interest and lease expenses attributable to financing arrangements that were entered into when the Company was in a less favorable financial position.

In 1997 and early 1998, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings:

- In March 1997, Continental completed an offering of $707 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 30 new aircraft from The Boeing Company ("Boeing") scheduled to be delivered through April 1998.

- In April 1997, Continental entered into a $160 million secured revolving credit facility to be used for the purpose of making certain predelivery payments to Boeing for new Boeing aircraft to be delivered through December 1999.

- In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Cumulative Preferred Stock held by an affiliate of Air Canada for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $48 million.

- In June 1997, Continental purchased from Air Partners for $94 million in cash warrants to purchase 3,842,542 shares of Class B common stock of the Company.

- In June 1997, Continental completed an offering of $155 million of pass-through certificates which were used to finance the acquisition of 10 aircraft previously leased by the Company.

- In July 1997, Continental entered into a $575 million credit facility, including $350 million of term loans, $275 million of which was loaned by Continental to its wholly owned subsidiary Air Micronesia, Inc. ("AMI"), reloaned by AMI to its wholly owned subsidiary, CMI, and used by CMI to repay its existing secured term loan. The facility also includes a $225 million revolving credit facility.

- In July 1997, the Company (i) purchased (a) the right of United Micronesia Development Association, Inc. ("UMDA") to receive future payments under a services agreement between UMDA and CMI and (b) UMDA's 9% interest in AMI, (ii) terminated the Company's obligations to UMDA under a settlement agreement entered into in 1987, and (iii) terminated substantially all of the other contractual arrangements between the Company, AMI and CMI, on the one hand, and UMDA on the other hand, for an aggregate consideration of $73 million.

- In September 1997, Continental completed an offering of $89 million of pass-through certificates which were used to finance the debt portion of the acquisition cost of nine Embraer ERJ-145 ("ERJ-145") regional jets.

- In October 1997, the Company completed an offering of $752 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 new Boeing aircraft scheduled to be delivered from April 1998 through November 1998.

- In February 1998, the Company completed an offering of $773 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 aircraft scheduled to be delivered from February 1998 through December 1998.

- In addition, during 1997 and the first quarter of 1998, Continental completed several offerings totaling approximately $291 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance or refinance certain airport facility projects. These bonds are payable solely from rentals paid by Continental under long-term lease agreements with the respective governing bodies.

The focus in 1998 is to maintain stable cash balances while continuing to pay down debt, secure financing for aircraft deliveries in 1998 and 1999 and, under appropriate circumstances, buy back stock. The Company expects to continue, through refinancings and other initiatives, to eliminate excess interest and lease expenses.

Make Reliability a Reality

Customer service continues to be the focus in 1998. Management believes Continental's on-time performance record is crucial to its other operational objectives and, together with its baggage handling, customer satisfaction and involuntary denied boarding initiatives, is an important tool to attract higher-margin business travelers.

Continental's goal for 1998 is to be ranked monthly by the Department of Transportation ("DOT") among the top three major air carriers (excluding those airlines who do not report electronically) in on-time performance, baggage handling, customer satisfaction and involuntary denied boarding. For 1997, Continental ranked fifth in on-time performance, second in baggage handling, fourth in fewest customer complaints and first in fewest involuntary denied boardings. In 1997, bonuses of $65 were paid to substantially all employees for each month that Continental ranked second or third or achieved 80% or above (for arrivals within 14 minutes) in on-time performance, and bonuses of $100 were paid for each month that Continental ranked first among the top 10 U.S. air carriers in on-time performance. For 1997, a total of $21 million of on-time bonuses was paid. This successful on-time performance bonus program continues in 1998.

In addition to programs intended to improve Continental's standings in DOT performance data, the Company has acted in a number of additional areas to enhance its attractiveness to business travelers and the travel agent community. Specifically, Continental implemented various initiatives designed to offer travelers cleaner and more attractive aircraft interiors, consistent interior and exterior decor, first class seating on all jet aircraft, better meals and greater benefits under its award-winning frequent flyer program. In 1996 and 1997, Continental continued to make product improvements, such as refurbished Presidents Clubs with specialty bars, and on-board specialty coffees and microbrewery beer, among others. In 1997, the Company switched to a new inflight telephone service provider that offers reliable air-to-ground telephone service on board its jet aircraft. The Company expects to complete the installation of inflight telephones on all its Stage 3 aircraft in 1998. The Company has also continued to refine its award-winning BusinessFirst service.

In January 1998, Continental launched its TransContinental service whereby passengers traveling coast-to-coast from Newark International Airport ("Newark International") will experience new enhancements on their flights, including new check-in options at nine New York locations, flexible meal options and door-to-door pick-up service. The focus in 1998 also includes the integration of Boeing 777 and 737-700/800 aircraft into the fleet and the enhancement of the entertainment equipment on board the fleet.

Working Together

Management believes that Continental's employees are its greatest asset, as well as the cornerstones of improved reliability and customer service. Management has introduced a variety of programs to increase employee participation and foster a sense of shared community. These initiatives include significant efforts to communicate openly and honestly with all employees through daily news bulletins, weekly voicemail updates from the Company's Chief Executive Officer, monthly and quarterly Continental publications, videotapes mailed to employees, and a Go Forward Plan bulletin board in over 600 locations system-wide. In addition, regularly scheduled visits to airports throughout the route system are made by the senior executives of the Company (each of whom is assigned an airport for this purpose). Monthly meetings open to all employees, as well as other periodic on-site visits by management, are designed to encourage employee participation, knowledge and cooperation. Continental's goal for 1998 is to be ranked among the top three major air carriers in employee measures such as turnover, lost time, productivity and on-the-job injury claims.

In September 1997, Continental announced that it intends to bring all employees to industry standard wages over a three-year period. See "Employees" below.

Domestic Operations

Continental operates its domestic route system primarily through its hubs at Newark International, George Bush Intercontinental Airport ("Bush Intercontinental") in Houston and Hopkins International Airport ("Hopkins International") in Cleveland. In addition, as part of its alliance with Northwest, Continental's system will connect with Northwest's hubs in Minneapolis, Detroit and Memphis. See "Continental/Northwest Alliance and Related Agreements" above. The Company's hub system allows it to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows Continental to add service to a new destination from a large number of cities using only one or a limited number of aircraft. Each of Continental's domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

Newark. As of March 1, 1998, Continental operated 58% (244 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 59% (354 departures) of all average daily departures (jet, regional jet and turboprop) from Newark International. Considering the three major airports serving New York City (Newark International, LaGuardia and John F. Kennedy), Continental and Express accounted for 24% of all daily departures, while the next largest carrier, US Airways, Inc. ("US Airways"), and its commuter affiliate accounted for 15% of all daily departures.

Houston.  As of March 1, 1998, Continental operated 80%
(333 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 84% (479 departures) of all average daily departures from Bush Intercontinental. Southwest Airlines Co. ("Southwest") also has a significant share of the Houston market through Hobby Airport. Considering both Bush Intercontinental and Hobby Airport, Continental operated 58% and Southwest operated 26% of the daily jet departures (excluding regional jets) from Houston.

Cleveland. As of March 1, 1998, Continental operated 55% (98 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 67% (247 departures) of all average daily departures from Hopkins International. The next largest carrier, Southwest, accounted for 6% of all daily departures.

Continental Express. Continental's jet service at each of its domestic hub cities is coordinated with Express, which operates new-generation turboprop aircraft and regional jets under the name "Continental Express". The turboprop aircraft average approximately five years of age and seat 64 passengers or less while the regional jets average less than one year of age and seat 50 passengers.

In September 1996, Express placed a firm order for 25 ERJ-145 regional jets, with options for an additional 175 aircraft exercisable through 2008. In June 1997, Express exercised its option to order 25 of such option aircraft and expects to confirm its order for an additional 25 of its remaining 150 option aircraft by August 1998. Express took delivery of 18 of the aircraft through December 31, 1997 and will take delivery of the remaining 32 aircraft through the third quarter of 1999. The Company expects to account for all of these aircraft as operating leases. Express began service with its regional jets in Cleveland in April 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Commitments".

As of March 1, 1998, Express served 19 destinations from Newark International (eight by regional jet), 21 destinations from Bush Intercontinental (two by regional jet) and 36 destinations from Hopkins International (seven by regional jet). In addition, commuter feed traffic is currently provided by other code-sharing partners. See "Domestic Carrier Alliances" below.

Management believes Express's turboprop and regional jet operations complement Continental's jet operations by allowing more frequent service to small cities than could be provided economically with conventional jet aircraft and by carrying traffic that connects onto Continental's jets. In many cases, Express (and Continental) compete for such connecting traffic with commuter airlines owned by or affiliated with other major airlines operating out of the same or other cities. Express's new ERJ-145 regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. These regional jets also allow Express to serve certain routes that cannot be served by turboprop aircraft.

Domestic Carrier Alliances. Pursuant to the Company's Fly to Win initiative under the Go Forward Plan, Continental has entered into and continues to develop alliances with domestic carriers:

- On January 26, 1998, the Company announced that it had entered into a long-term global alliance with Northwest. See
  "Continental/Northwest Alliance and Related Agreements" above.

- Continental has entered into a series of agreements with America West, Inc. ("America West"), including agreements related to code-sharing and ground handling, which have created substantial benefits for both airlines. These code-sharing agreements cover 73 city-pairs and allow Continental to link additional destinations to its route network. The sharing of facilities and employees by Continental and America West in their respective key markets has resulted in significant cost savings.

- Currently, SkyWest Airlines, Inc., a commuter operator, provides Continental access to five additional markets in California through Los Angeles.

- Continental has entered into a code-sharing agreement with Gulfstream International Airlines, Inc. ("Gulfstream") which commenced in April 1997. Gulfstream serves as a connection for Continental passengers throughout Florida as well as five markets in the Bahamas.

- Continental has a code-sharing arrangement with Colgan Air, Inc. which commenced in July 1997 on flights connecting in four cities in the eastern United States and offers connections for Continental passengers to ten cities in the northeastern and mid-Atlantic regions of the United States.

- Continental and CMI entered into a cooperative marketing agreement with Hawaiian Airlines that began October 1, 1997 on flights connecting in Honolulu.

International Operations

International Operations. Continental serves destinations throughout Europe, Mexico, the Caribbean and Central and South America and has extensive operations in the western Pacific conducted by CMI. Continental's revenue from international operations has increased each of the last three years and, as measured by 1997 available seat miles, approximately 31.4% of Continental's jet operations were dedicated to international traffic. See Note 15 of Notes to Consolidated Financial Statements. As of March 1, 1998, the Company offered 112 weekly departures to 10 European cities and marketed service to six other cities through code-sharing agreements. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. The Company was recently awarded route authority to fly to Tokyo from both its Newark and Houston hubs receiving a total of 14 frequencies for the two cities. Initially, the Company will use seven frequencies at its Newark hub with daily non-stop service scheduled to begin in November 1998. The Company will begin daily non-stop service to Tokyo from Houston in December 1998.

The Company's Newark hub is a significant international gateway. From Newark, the Company serves 10 European and two Canadian cities and markets service to Amsterdam, Prague and certain other destinations in Canada, the United Kingdom and Europe through code-sharing arrangements with foreign carriers. Continental recently announced new non-stop service, subject to government approval, between Newark and Dublin and Shannon, Ireland (effective June
1998), and Newark and Glasgow, Scotland (effective July 1998). The Company also has code-sharing agreements and joint marketing arrangements with other foreign carriers which management believes are important to Continental's ability to compete effectively as an international airline. See "Foreign Carrier Alliances" discussed below.

The Company also has non-stop service to two Mexican cities, six
Caribbean destinations and four South American cities from Newark. Continental recently received authority from the DOT to begin service between Newark and Santiago, Chile. The service is scheduled to begin on May 30, 1998.

The Company's Houston hub is the focus of its operations in Mexico and Central America. Continental currently flies from Houston to 11 cities in Mexico, every country in Central America and five cities in South America, including new service to Caracas, Venezuela which commenced in December 1997. Continental recently announced four new international routes out of Houston to three cities in Mexico (Tampico, Veracruz and Merida) and Calgary, Canada, all of which are scheduled to begin in the second quarter of 1998. Continental also flies non-stop from Houston to Toronto, Vancouver, London and Paris.

Continental Micronesia. CMI is a United States-certificated international air carrier engaged in the business of transporting passengers, cargo and mail in the western Pacific. From its hub operations based on the island of Guam, CMI provides service to six cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong and Indonesia. Service to these Japanese cities and certain other Pacific Rim destinations is subject to a variety of regulatory restrictions, limiting the ability of other carriers to service these markets.

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

In July 1997, the Company entered into certain agreements with UMDA. For a discussion of these agreements, see "Business Strategy
- Fund the Future" above.

Foreign Carrier Alliances. Over the last decade, major United States airlines have developed and expanded alliances with foreign air carriers, generally involving adjacent terminal operations, coordinated flights, code-sharing and other joint marketing activities. Continental is the sole major United States carrier to operate a hub in the New York City area. Consequently, management believes the Company is uniquely situated to attract alliance partners from Europe, the Far East and South America and intends to aggressively pursue such alliances. The Company believes that its recently announced global alliance with Northwest will enhance its ability to attract foreign alliance partners.

Management believes that developing a network of international alliance partners will better leverage the Company's hub assets by attracting high-yield flow traffic and result in improved returns to the Company. Additionally, Continental can enlarge its scope of service more rapidly and enter additional markets with lower capital and start-up costs through formation of alliances with partners as compared with entering markets independently of other carriers.

Management has a goal of developing alliance relationships that, together with the Company's own flying, will permit expanded service through Newark and Houston to major destinations in South America, Europe and Asia. Route authorities necessary for the Company's own service to certain of these destinations are not currently available to the Company.

Continental has implemented international code-sharing agreements with Alitalia, Air Canada, Transavia Airlines ("Transavia"), CSA Czech Airlines, Business Air, China Airlines, EVA Airways Corporation, an airline based in Taiwan (scheduled to commence March 30, 1998) and Virgin Atlantic Airways ("Virgin"), which commenced February 2, 1998.

Alitalia and Continental code-share between points in the United States and Italy, with Alitalia placing its code on Continental flights between Newark and Rome and Milan and between Newark and seven U.S. cities and Mexico City. Continental's agreement with Alitalia involves a block-space arrangement pursuant to which carriers agree to share capacity and bear economic risk for blocks of seats on certain routes.

Continental's agreement with Virgin is a code-share arrangement containing block-space commitments involving the carriers' Newark-London routes and eight other routes flown by Virgin between the United Kingdom and the United States.

Continental and Air Canada (and its subsidiaries) continue to code-share on six cross-border routes under agreements that expire in April 1998, where Continental places its code on 18 Air Canada flights per day and Air Canada places its code on six Continental flights per day. Continental and Air Canada provide ground handling and other services for each other at certain locations in the United States and Canada. Continental does not anticipate renewing its agreements with Air Canada.

In addition, the Company has also entered into joint marketing agreements with other airlines, all of which are currently subject to government approval. Some of these agreements will involve block-space provisions which management believes are important to Continental's ability to compete as an international airline. In October 1996, Continental announced a block-space agreement with Air France which contemplates a future code-share arrangement on certain flights between Newark and Charles de Gaulle Airport ("CDG") and Houston and CDG. In August 1997, Continental announced a code-share agreement with Aerolineas Centrales de Colombia ("ACES").

In connection with the Continental/Northwest alliance, subject to government approvals, code-sharing will commence with the Company and Northwest. See "Continental/Northwest Alliance and Related Agreements" above. Many of the Company's international alliance agreements provide that a party may terminate the agreement upon a change of control of the other party. If the Air Partners Transaction is consummated, certain of the Company's international alliance partners will have the right to terminate their alliance relationship with the Company. Based on discussions with such partners, the Company believes that none of its partners will exercise such right.

The Company anticipates entering into other code-sharing, joint marketing and block-space agreements in 1998, which may include the Company undertaking the financial commitment to purchase seats from other carriers.

Employees

As of December 31, 1997, the Company had approximately 39,300 full-time equivalent employees, including approximately 17,100 customer service agents, reservations agents, ramp and other airport personnel, 7,000 flight attendants, 6,300 management and clerical employees, 5,500 pilots, 3,300 mechanics and 100 dispatchers.
Labor costs are a significant component of the Company's expenses and can substantially impact airline results. In 1997, labor costs (including employee incentives) constituted 27.9% of the Company's total operating expenses. While there can be no assurance that the Company's generally good labor relations and high labor productivity will continue, management has established as a significant component of its business strategy the preservation of good relations with the Company's employees, approximately one-third of whom are represented by unions. In September 1997, the Company announced that it intends to bring all employees to industry standard wages (the average of the top ten air carriers as ranked by the DOT excluding Continental) within 36 months. Such wage increases will be phased in over the 36-month period as revenue, interest rates and rental rates reach industry standards. The Company estimates that the increased wages will aggregate approximately $500 million over the 36-month period.

In April 1997, collective bargaining negotiations began with the Independent Association of Continental Pilots ("IACP") to amend both the Continental pilots' contract (which became amendable in July 1997) and the Express pilots' contract (which became amendable in October 1997). In February 1998, a five-year collective bargaining agreement with the Continental Airlines pilots was announced by the Company and the IACP. In March 1998, Express also announced a five-year collective bargaining agreement with its pilots. These agreements are subject to approval by the IACP board of directors and ratification by the Continental and Express pilots.

The Company's mechanics and related employees recently voted to be represented by the International Brotherhood of Teamsters (the
"Teamsters"). The Company does not believe that the Teamsters' union representation will be material to the Company.

In addition, the Company's and Express's flight attendants and dispatchers are represented by unions, as are CMI's flight attendants, mechanics and related employees and its agent classification employees. The other employees of Continental, Express and CMI are not represented by unions and are not covered by collective bargaining agreements.

Competition and Marketing

The airline industry is highly competitive and susceptible to price discounting. The Company competes with other air carriers that have substantially greater resources (and in certain cases, lower cost structures) as well as smaller air carriers with low cost structures. Overall industry profit margins have historically been low. However, during 1995 through 1997, industry profit margins improved substantially. See Item 1. "Business. Risk Factors Relating to the Airline Industry" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

In 1997, Continental Airlines continued to expand its electronic ticketing ("E-Ticket") product throughout the United States. Continental recorded over $1.3 billion in E-Ticket sales in 1997 representing 35% of domestic customers traveling with an E-Ticket in 1997. Further expansion in 1998 will bring select international stations online, expand the number of E-Ticket machines in major airports, and enhance the ability to interline with other carriers on a bilateral basis. The Company expects these features to contribute to an increase in E-Ticket usage and a further reduction in distribution costs.

Frequent Flyer Program

Each major airline has established a frequent flyer program designed to encourage repeat travel on such carrier. Continental sponsors a frequent flyer program ("OnePass"), which allows passengers to earn mileage credits by flying Continental and certain other carriers, such as America West, Transavia, Alitalia and Air Canada. The Company also sells mileage credits to hotels, car rental agencies, credit card companies and others participating in the OnePass program.

Continental accrues the incremental cost associated with the earned flight awards based on expected redemptions. The incremental cost to transport a passenger on a free trip includes the cost of incremental fuel, meals, insurance and miscellaneous supplies and does not include any charge for potential displacement of revenue passengers or costs for aircraft ownership, maintenance, labor or overhead allocation. Due to the structure of the program and the low level of redemptions as a percentage of total travel, Continental believes that displacement of revenue passengers by passengers using flight awards has historically been minimal. The number of awards used on Continental represented less than 7% of Continental's total revenue passenger miles in each of the years 1997 and 1996.

Industry Regulation and Airport Access

Continental and its subsidiaries operate under certificates of public convenience and necessity issued by the DOT. Such certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

The airlines are also regulated by the Federal Aviation Administration ("FAA"), primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, Continental has established, and the FAA has approved, a maintenance program for each type of aircraft operated by the Company that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. Certain regulations require phase-out of certain aircraft and modifications to aging aircraft. Such regulations can significantly increase costs and affect a carrier's ability to compete.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego, Orange County and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit the ability of Continental to expand its operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

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

Many aspects of Continental's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could affect operations and increase operating costs in the airline industry.

Risk Factors Relating to the Company

Leverage and Liquidity. Continental is more leveraged and has significantly less liquidity than certain of its competitors, several of whom have substantial available lines of credit and/or significant unencumbered assets. Accordingly, Continental may be less able than certain of its competitors to withstand a prolonged recession in the airline industry and may not have as much flexibility to respond to changing economic conditions or to exploit new business opportunities.

As of December 31, 1997, Continental had approximately $1.9 billion (including current maturities) of long-term debt and capital lease obligations and had approximately $1.2 billion of Continental-obligated mandatorily redeemable preferred securities of subsidiary trust and common stockholders' equity. Common stockholders' equity reflects the adjustment of Continental's balance sheet and the recording of assets and liabilities at fair market value as of April 27, 1993 in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 - "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As of December 31, 1997, Continental had $1.0 billion in cash and cash equivalents (excluding restricted cash and cash equivalents of $15 million). Continental has general lines of credit and significant encumbered assets.

For 1997, Continental incurred cash expenditures under operating leases relating to aircraft of approximately $626 million, compared to $568 million for 1996, and $236 million relating to facilities and other rentals, compared to $210 million in 1996. Continental expects that its operating lease expenses for 1998 will increase over 1997 amounts. In addition, Continental has capital requirements relating to compliance with regulations that are discussed below. See "Risk Factors Relating to the Airline Industry - Regulatory Matters".

In March 1998, Continental announced the conversion of 15 Boeing
737 option aircraft to 15 Boeing 737-900 firm aircraft and the addition of 25 option aircraft.

As of March 18, 1998, Continental had firm commitments with Boeing to take delivery of a total of 154 jet aircraft (including the Boeing 737-900 aircraft discussed above) during the years 1998 through 2005 with options for additional aircraft (exercisable subject to certain conditions). These aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $6.7 billion. As of March 18, 1998, Continental had completed or had third party commitments for a total of approximately $1.6 billion in financing for its future Boeing deliveries, and had commitments or letters of intent from various sources for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with a combination of enhanced equipment trust certificates, lease equity and other third party financing, subject to availability and market conditions. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

Continental's History of Operating Losses. Although Continental recorded net income of $385 million in 1997, $319 million in 1996 and $224 million in 1995, it had experienced significant operating losses in the previous eight years. In the long term, Continental's viability depends on its ability to sustain profitable results of operations.

Aircraft Fuel. Since fuel costs constitute a significant portion of Continental's operating costs (approximately 13.6% and 13.3% for the years ended December 31, 1997 and 1996, respectively), significant changes in fuel costs would materially affect Continental's operating results. Fuel prices continue to be susceptible to international events, and Continental cannot predict near or longer-term fuel prices. Continental enters into petroleum option contracts to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result.

Labor Matters. In April 1997, collective bargaining agreement negotiations began with the IACP to amend both the Continental Airlines pilots' contract (which became amendable in July 1997) and Express pilots' contract (which became amendable in October 1997). In February 1998, a five-year collective bargaining agreement with the Continental Airlines pilots was announced by the Company and the IACP. In March 1998, Express also announced a five-year collective bargaining agreement with its pilots. These agreements are subject to approval by the IACP board of directors and ratification by the Continental and Express pilots. The Company began accruing for the increased costs of a tentative agreement reached in November 1997 in the fourth quarter of 1997. The Company estimates that such accrual will be approximately $113 million for 1998. Continental's mechanics and related employees recently voted to be represented by the Teamsters. Continental does not believe that the Teamsters' union representation will be material to Continental. In September 1997, Continental announced that it intends to bring all employees to industry standard wages (the average of the top ten air carriers as ranked by the DOT, excluding Continental) within 36 months. The announcement further stated that wage increases would be phased in over the 36-month period as revenue, interest rates and rental rates reach industry standards. Continental estimates that the increased wages will aggregate approximately $500 million over the 36-month period.

Certain Tax Matters. At December 31, 1997, Continental had estimated net operating loss carryforwards ("NOLs") of $1.7 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of Continental on April 27, 1993, the ultimate utilization of Continental's NOLs and investment tax credits could be limited. Reflecting this possible limitation, Continental has recorded a valuation allowance of $617 million at December 31, 1997.

Continental had, as of December 31, 1997, deferred tax assets aggregating $1.1 billion, including $631 million of NOLs. Realization of a substantial portion of the Company's remaining NOLs will require the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company has consummated several such transactions resulting in a $62 million reduction in reorganization value in excess of amounts allocable to identifiable assets. The Company may consummate one or more additional built-in gain transactions by April 27, 1998.

As a result of NOLs, Continental will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $515 million of taxable income following December 31, 1997. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of Continental's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 5.23% for February
1998). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by Continental at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $147 million per year other than through the recognition of future built-in gain transactions.

Based on information currently available, the Company does not believe that the Air Partners Transaction will result in an ownership change for purposes of Section 382.

Continental Micronesia. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the dollar. Appreciation of the yen against the dollar during 1994 and 1995 increased CMI's profitability, while a decline of the yen against the dollar in 1996 and 1997 has reduced CMI's profitability. As a result of the continued weakness of the yen against the dollar, a weak Japanese economy and increased fuel costs, CMI's operating earnings have declined during 1996 and 1997, and are not expected to improve materially absent a significant improvement in these factors.

To reduce the potential negative impact on CMI's dollar earnings, CMI, from time to time, purchases average rate options as a hedge against a portion of its expected net yen cash flow position. Such options historically have not had a material effect on Continental's results of operations or financial condition. Any significant and sustained decrease in traffic or yields (including due to the value of the yen) to and from Japan could materially adversely affect Continental's consolidated profitability.

Principal Stockholder. As of December 31, 1997, Air Partners held approximately 9% of the common equity interest and 39% of the general voting power of the Company. If all the remaining warrants held by Air Partners had been exercised on December 31, 1997, approximately 14% of the common equity interest and 51% of the general voting power of the Company would have been held by Air Partners. Various provisions in the Company's Certificate of Incorporation and Bylaws currently provide Air Partners with the right to elect one-third of the directors in certain circumstances; these provisions could have the effect of delaying, deferring or preventing a change in the control of the Company. On January 26, 1998, the Company announced that Air Partners had entered into an agreement to dispose of its interest in the Company to an affiliate of Northwest. See Item 1. "Business - Continental/Northwest Alliance and Related Agreements".

Risks Regarding Continental/Northwest Alliance. On January 26, 1998, the Company and Northwest announced a long-term global alliance involving schedule coordination, frequent flyer reciprocity, executive lounge access, airport facility coordination, code-sharing, the formation of a joint venture among the two carriers and KLM with respect to their respective trans-Atlantic services, cooperation regarding other alliance partners of the two carriers and regional alliance development, certain coordinated sales programs, preferred reservations displays and other activities. See Item 1. "Business - Continental/Northwest Alliance and Related Agreements".

Successful implementation of the alliance and the achievement and timing of the anticipated synergies by the Company are subject to certain risks and uncertainties, some of which are beyond the control of the Company, including (a) competitive pressures, including developments with respect to existing and potential future competitive alliances; (b) customer perception of and acceptance of the alliance, including product differences and benefits provided; (c) whether the Northwest pilots approve those aspects of the alliance requiring their approval, and the timing thereof; (d) potential adverse developments with respect to regional economic performance; (e) costs or difficulties in implementing the alliance being greater than expected, including those caused by the Company's or Northwest's workgroups; (f) contractual impediments to the implementation by the Company of certain aspects of the alliance; and (g) non-approval or delay by regulatory authorities or possible adverse regulatory decisions or changes. There can be no assurance that the alliance will be fully and timely implemented or continued, or that the anticipated synergies will not be delayed or will be achieved.

Corporate Governance Agreement. The Company announced on January 26, 1998 that Air Partners, the holder of approximately 14% of the Company's equity and approximately 51% of its voting power (after giving effect to the exercise of warrants), had entered into an agreement to dispose of its interest in the Company to an affiliate of Northwest. See Item 1. "Business - Continental/Northwest Alliance and Related Agreements". In connection with the Air Partners Transaction, the Company has entered into a corporate governance agreement with certain affiliates of Northwest, designed to assure the independence of the Company's board of directors and management during the six-year period of the governance agreement. During the term of the governance agreement, the securities of the Company beneficially owned by Northwest and its affiliates will be deposited into a voting trust and generally voted as recommended by the Company's board of directors (a majority of whom must be independent directors as defined in the agreement) or in the same proportion as the votes cast by other holders of the Company's voting securities. However, pursuant to the governance agreement, those shares may be voted as directed by the Northwest affiliate in connection with certain matters, including with respect to mergers and certain other change in control matters and the issuance of capital stock representing in excess of 20% of the voting power of the Company prior to issuance requiring a stockholder vote. In addition, in connection with the election of directors, those shares shall be voted for the election of the independent directors; provided that with respect to elections of directors in respect of which any person other than the Company is soliciting proxies, the shares may be voted, at the election of Northwest's affiliate, either as recommended by the Company's board of directors or in the same proportion as the votes cast by other holders of the Company's voting securities. As a result of the provisions of the corporate governance agreement, the ability of the Company to engage in a change in control transaction other than with Northwest or an affiliate thereof, or to issue significant amounts of capital stock under certain circumstances, is limited.

Shareholder Litigation. Following the announcement of the Northwest Alliance, the Air Partners Transaction and the related corporate governance agreement between the Company and certain affiliates of Northwest (collectively, the "Northwest Trans-action"), to the Company's knowledge as of March 1, 1998, six separate lawsuits were filed against the Company and its Directors and certain other parties (the "Shareholder Litigation"). The complaints in the Shareholder Litigation, which were filed in the Court of Chancery of the State of Delaware in and for New Castle County and seek class certification, and which have been consolidated under the caption In re Continental Airlines, Inc. Shareholder Litigation, generally allege that the Company's Directors improperly accepted the Northwest Transaction in violation of their fiduciary duties owed to the public shareholders of the Company. They further allege that Delta Air Lines, Inc. submitted a proposal to purchase the Company which, in the plaintiffs' opinion, was superior to the Northwest Transaction.
The Shareholder Litigation seeks, inter alia, to enjoin the Northwest Transaction and the award of unspecified damages to the plaintiffs.

While there can be no assurance that the Shareholder Litigation will not result in a delay in the implementation of any aspect of the Northwest Transaction, or the enjoining of the Northwest Transaction, the Company believes the Shareholder Litigation to be without merit and intends to defend it vigorously.

Risks Factors Relating to the Airline Industry

Industry Conditions and Competition. The airline industry is highly competitive and susceptible to price discounting. Continental has in the past both responded to discounting actions taken by other carriers and initiated significant discounting actions itself. Continental's competitors include carriers with substantially greater financial resources (and in certain cases, lower cost structures), as well as smaller carriers with lower cost structures. Airline profit levels are highly sensitive to, and during recent years have been severely impacted by, changes in fuel costs, fare levels (or "average yield") and passenger demand. Passenger demands and yields have been affected by, among other things, the general state of the economy, international events and actions taken by carriers with respect to fares. From 1990 to 1993, these factors contributed to the domestic airline industry's incurring unprecedented losses. Although fare levels have increased subsequently, fuel costs have also increased significantly. In addition, significant industry-wide discounts could be reimplemented at any time, and the introduction of broadly available, deeply discounted fares by a major United States airline would likely result in lower yields for the entire industry and could have a material adverse effect on Continental's operating results.

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

Regulatory Matters. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. Continental expects to continue incurring expenses for the purpose of complying with the FAA's noise, aging aircraft and other regulations. In addition, several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions.

Management believes that Continental benefitted significantly from the expiration of the aviation trust fund tax (the "ticket tax") on December 31, 1995. The ticket tax was reinstated on August 27, 1996, expired again on December 31, 1996 and was reinstated again on March 7, 1997. In July 1997, Congress passed tax legislation reimposing and significantly modifying the ticket tax. The legislation includes the imposition of new excise tax and segment fee tax formulas to be phased in over a multi-year period, an increase in the international departure tax and the imposition of a new arrivals tax, and the extension of the ticket tax to cover items such as the sale of frequent flyer miles. Management believes that the ticket tax has a negative impact on Continental, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit previously realized by its expiration, can be precisely determined.

Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that are amendable. Continental cannot predict what laws, regulations and amendments may be adopted or their impact, and there can be no assurance that laws, regulations and amendments currently proposed or enacted in the future will not adversely affect Continental.

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

Other

While the Company has implemented a Year 2000 project to ensure that its computer systems will function properly in the year 2000 and thereafter (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Company's business is dependent upon certain governmental organizations or entities, such as the FAA, that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties (including those of the FAA) will be modified to function properly in the year 2000 on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of systems operated by other parties to operate properly beyond 1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of third parties' systems.

ITEM 2.  PROPERTIES.

Flight Equipment

As shown in the following table, Continental's (including CMI's) jet aircraft fleet (excluding regional jets) consisted of 337 jets and was comprised of 11 different types and series of aircraft at December 31, 1997.

                                            Seats
                   Total                 in Standard  Average Age
  Type            Aircraft Owned Leased Configuration  (In Years)

Four Engine

747-200*             4       -        4       426         25.0

Three Engine

DC-10-10             6       -        6       287         25.2
DC-10-30            28       6       22       242         21.7
727-200*            43       4       39       149         21.1

Two Engine

757-200             23       -       23       183          2.4
737-500             50       1       49       104          2.4
737-300             65      14       51       128         10.4
737-200*            16      16        -       100         28.5
737-100*             5       5        -        95         29.5
MD-80               69      15       54       141         13.0
DC-9-30*            28       3       25       103         25.7

                   337      64      273                   14.4

*Stage 2 (noise level) aircraft which are scheduled to be replaced prior to the year 2000.

The table above excludes six all-cargo 727 CMI aircraft.

A majority of the aircraft and engines owned by Continental are subject to mortgages.

The FAA has adopted rules pursuant to the Airport Noise and Capacity Act of 1990 that require a scheduled phase out of Stage 2 aircraft during the 1990's. As a result of Continental's acquisition of a number of new aircraft and the retirement of older Stage 2 aircraft in recent years, 71.5% of Continental's current jet fleet was composed of Stage 3 aircraft at December 31, 1997. The Company plans to retire the remainder of its Stage 2 jet fleet (excluding those aircraft operated by CMI) prior to the year 2000 in order to comply with such rules. Scheduled deliveries of the Company's new Boeing aircraft on order are expected to reduce the average age of the Company's jet fleet from 14.4 years to 9.8 years by the end of 1999.

During 1997, Continental took delivery of a total of 20 new Boeing aircraft which consisted of 14 737-500 aircraft and six 757-200 aircraft. In addition, Continental also purchased three DC-10-30 aircraft and leased seven DC-10-30 aircraft. The Company anticipates taking delivery of 64 new Boeing aircraft in 1998.

As of December 31, 1997, Express operated a fleet of 116 aircraft, as follows:

                                            Seats
                   Total                 in Standard  Average Age
  Type            Aircraft Owned Leased Configuration  (In Years)
Turboprop
ATR-72                3      3       -         64          3.4
ATR-42-320           30      3      27         46          7.9
ATR-42-500            8      -       8         48          1.3
EMB-120              32     22      10         30          8.4
Beech 1900-D         25     25       -         19          1.9

Regional jets
ERJ-145*             18      -      18         50          0.5

                    116     53      63                     5.0

*One regional jet was damaged beyond economic repair in February
1998.

Not included in the table above is one ATR-42 aircraft owned by the Company and currently leased to a third party.

During 1997, Express took delivery of 16 ERJ-145 aircraft. Express anticipates taking delivery of 18 new ERJ-145 aircraft in 1998.

See Item 7.  "Management's Discussion and Analysis of Financial
Condition and Results of Operations -  Liquidity and Capital
Commitments" for a discussion of the Company's order for new firm commitment aircraft and related financing arrangements.

Facilities

The Company's principal facilities are located at Newark International, Bush Intercontinental, Hopkins International and A.B. Won Pat International Airport in Guam. All these facilities, as well as substantially all of Continental's other facilities, are leased on a long-term, net-rental basis, and Continental is responsible for maintenance, taxes, insurance and other facility-related expenses and services. In certain locations, Continental owns hangars and other facilities on land leased on a long-term basis, which facilities will become the property of the lessor on termination of the lease. At each of its three domestic hub cities and most other locations, Continental's passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport.

In July 1996, the Company announced plans to expand its gates and related facilities into Terminal B at Bush Intercontinental, as well as planned improvements at Terminal C and the construction of a new automated people mover system linking Terminal B and Terminal
C. In April 1997, the City of Houston completed the offering of $190 million aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds"). In connection therewith, the Company has entered into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 30 years.

The Company is building a wide-body aircraft maintenance hangar in Honolulu, Hawaii at an estimated cost of $25 million. Construction of the hangar, anticipated to be completed by the second quarter of 1998, is being financed by tax-exempt special facilities revenue bonds issued by the State of Hawaii. In connection therewith, the Company has entered into long-term leases providing for the Company to make rental payments sufficient to service the related tax-exempt bonds.

In December 1997, Continental substantially completed construction of a new hangar and improvements to a cargo facility at Newark International. Continental expects to complete the financing of these projects in April 1998 with approximately $25 million of tax-exempt bonds. Continental is also planning a facility expansion at Newark which would require, among other matters, agreements to be reached with the applicable airport authority.

Continental has announced plans to expand its facilities at Hopkins International, which expansion is expected to be completed in the third quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, is expected to cost approximately $156 million and will be funded principally by the issuance of a combination of tax-exempt special facilities revenue bonds (issued in March 1998) and general airport revenue bonds (issued in December 1997) by the City of Cleveland. In connection therewith, Continental has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

The Company has lease agreements with the City and County of Denver covering ten gates and several support facilities at Denver
International Airport.  The gates and facilities exceed
Continental's needs at the airport and the Company has subleased a portion of the space.

The Company has cargo facilities at Los Angeles International Airport. In July 1996, the Company subleased such facilities to another carrier. If such carrier fails to comply with its obligations under the sublease, the Company would be required to perform those obligations.

CMI operates a hub on the island of Guam. In September 1996, the Guam International Airport Authority completed the first phase of a $240 million airport terminal expansion and renovation project. This provided new arrival facilities, inbound baggage carousels and customs halls and increased the number of gates available to CMI from six to 12. Upon completion of the second (and final) phase of the project in August 1998, five new additional gates will be added, including ticket counters and a new pier-sort outbound baggage system. The completed project is expected to triple the size of the terminal complex and increase the cost of CMI's operations in Guam by approximately $15 million a year.

Continental also maintains administrative offices, airport and terminal facilities, training facilities and other facilities related to the airline business in the cities it serves.

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of US Airways related to the East End Terminal at LaGuardia Airport in New York. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to reoccupy the terminal.

ITEM 3.  LEGAL PROCEEDINGS.

Plan of Reorganization

The Company's Plan of Reorganization, which became effective on April 27, 1993, upon emergence from bankruptcy (the "Plan of Reorganization"), provides for the full payment of all allowed administrative and priority claims. Pursuant to the Plan of Reorganization, holders of allowed general unsecured claims are entitled to participate in a distribution of 3,800,000 shares of the Company's Class A common stock, 10,084,736 shares of the Company's Class B common stock, and $6,523,952 of cash and have no further claim against the Company. The Plan of Reorganization provides for this distribution to be issued initially in trust to a distribution agent and thereafter for distributions to be made from the trust from time to time as disputed claims are resolved. The distribution agent must reserve from each partial distribution of stock or cash to allow a complete pro rata distribution to be made to each holder of a disputed claim in the event such claim is eventually allowed, unless the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") establishes a lower reserve or estimates the claim at a lesser amount for purposes of distribution. As of December 31, 1997, there remained 581,355 shares of Class A common stock, 1,520,827 shares of Class B common stock, and approximately $972,000 of cash available for distribution. The stock and cash set aside for distribution to prepetition unsecured creditors was fixed in the Plan of Reorganization and will not change as claims are allowed. However, a limited number of proceedings were brought by prepetition creditors seeking to impose additional obligations on the Company.

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

Shareholder Litigation

Following the announcement of the Northwest Alliance, the Air Partners Transaction and the related corporate governance agreement between the Company and certain affiliates of Northwest (collectively, the "Northwest Transaction"), to the Company's knowledge as of March 1, 1998, six separate lawsuits were filed against the Company and its Directors and certain other parties (the "Shareholder Litigation"). The complaints in the Shareholder Litigation, which were filed in the Court of Chancery of the State of Delaware in and for New Castle County and seek class certification, and which have been consolidated under the caption In re Continental Airlines, Inc. Shareholder Litigation, generally allege that the Company's Directors improperly accepted the Northwest Transaction in violation of their fiduciary duties owed to the public shareholders of the Company. They further allege that Delta Air Lines, Inc. submitted a proposal to purchase the Company which, in the plaintiffs' opinion, was superior to the Northwest Transaction. The Shareholder Litigation seeks, inter alia, to enjoin the Northwest Transaction and the award of unspecified damages to the plaintiffs.

While there can be no assurance that the Shareholder Litigation will not result in a delay in the implementation of any aspect of the Northwest Transaction, or the enjoining of the Northwest Transaction, the Company believes the Shareholder Litigation to be without merit and intends to defend it vigorously.

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

Not applicable.
             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Continental's common stock trades on the New York Stock Exchange.
The table below shows the high and low sales prices for the Company's Class A common stock and Class B common stock as reported on the New York Stock Exchange during 1996 and 1997.

                              Class A             Class B
                            Common Stock        Common Stock
                           High      Low       High      Low
1996 First Quarter . . . 27        19-1/8    28-3/16   19-7/16
     Second Quarter. . . 31-1/16   25-7/8    31-7/16   26-9/16
     Third Quarter . . . 31        21        31-1/8    21-1/8
     Fourth Quarter. . . 30-5/8    22        30-3/4    22-5/8

1997 First Quarter . . . 33-3/4    27        33-5/8    27
     Second Quarter. . . 36-3/4    30-1/8    35-7/8    29-1/2
     Third Quarter . . . 41-7/16   34        41-3/8    34
     Fourth Quarter. . . 50-1/2    38-1/2    50-3/16   38-5/8

As of March 11, 1998, there were approximately 3,133 and 17,956 holders of record of Continental's Class A common stock and Class B common stock, respectively.

The Company has paid no cash dividends on its common stock.
Because management believes it is important to continue strengthening the Company's balance sheet and liquidity, the Company has no current intention of paying cash dividends on its common stock, but may consider repurchase of its common stock under certain market conditions. Certain of the Company's credit agreements and indentures restrict the ability of the Company and certain of its subsidiaries to pay cash dividends by imposing minimum unrestricted cash requirements on the Company, limiting the amount of such dividends when aggregated with certain other payments or distributions and requiring that the Company comply with other covenants specified in such instruments.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The table on the following page sets forth certain consolidated financial data of (i) the Company at December 31, 1997, 1996, 1995, 1994 and 1993 and for the years ended December 31, 1997, 1996, 1995 and 1994 and the period April 28, 1993 through December 31, 1993 and (ii) the Predecessor Company (see "1993 Reorganization" below), for the period January 1, 1993 through April 27, 1993 (in millions, except per share data).

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

As a result of the adoption of fresh start reporting in accordance with SOP 90-7, upon consummation of the Company's Plan of Reorganization (see Item 3. "Legal Proceedings - Plan of Reorganization"), the consolidated financial statements of the Predecessor Company and the Reorganized Company have not been prepared on a consistent basis of accounting and are separated by a vertical black line. The Reorganized Company includes Continental CRS Interests, Inc. (formerly System One Information Management, Inc. prior to April 27, 1995) and other businesses that had been consolidated with Holdings prior to April 28, 1993 (but not with pre-reorganized Continental).

ITEM 6.  SELECTED FINANCIAL DATA (Continued)

                                                                              Predecessor
                                   Reorganized Company (1)(2)(3)              Company (2)
                                                                April 28,      January 1,
                                                               1993 through   1993 through
                                Year Ended December 31,        December 31,     April 27,
                          1997     1996     1995      1994         1993           1993

Operating revenue. . . . $7,213   $6,360   $5,825    $5,670       $3,910         $1,857

Operating income (loss).    716      525      385       (11)          95           (114)

Income (loss) before
  extraordinary gain
  (loss) . . . . . . . .    389      325      224      (613)         (39)          (979)

Net income (loss). . . .    385      319      224      (613)         (39)         2,640

Earnings (loss) per
  common share:
    Income (loss)
      before extra-
      ordinary loss. . .   6.72     5.87     4.07    (11.88)       (1.17)           *

    Net income (loss). .   6.65     5.75     4.07    (11.88)       (1.17)           *

Earnings (loss) per
  common share
  assuming dilution:
    Income (loss)
      before extra-
      ordinary loss. . .   5.03     4.25     3.37    (11.88)       (1.17)           *

    Net income (loss). .   4.99     4.17     3.37    (11.88)       (1.17)           *

*Not meaningful.

ITEM 6.  SELECTED FINANCIAL DATA (Continued)


                                                  Reorganized Company (1)
                                                      December 31,
                                     1997      1996       1995       1994        1993
Total assets . . . . . . . . . . .  $5,830    $5,206     $4,821     $4,601      $5,099

Debt and capital lease obligations
  in default (4) . . . . . . . . .       -         -          -        490           -

Long-term debt and capital lease
  obligations. . . . . . . . . . .   1,568     1,624      1,658      1,202       1,775

Minority interest (5). . . . . . .       -        15         27         26          22

Continental-Obligated Mandatorily
  Redeemable Preferred Securities
  of Subsidiary Trust holding
  solely Convertible Subordinated
  Debentures (6) . . . . . . . . .     242       242        242          -           -

Redeemable preferred stock (7) . .       -        46         41         53          47


(1) See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results
     of Operations - Results of Operations" for a discussion of significant transactions in
     1997, 1996 and 1995.  1996 results include a $128 million fleet disposition charge associated with the Company's decision to accelerate the replacement of certain aircraft between August 1997 and December 1999.  The fleet disposition charge relates primarily to (i) the writedown of Stage 2 aircraft inventory to its estimated fair value and (ii)
     a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.  1995 results include a $108 million gain ($30 million after taxes) from the System One transactions.  1994 results include a provision of $447 million associated with the planned early retirement of certain aircraft and closed or underutilized airport and maintenance facilities and other assets.
(2)  No cash dividends were paid on common stock during the periods shown.
(3)  The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS
     128").  For further discussion of earnings per share and the impact of SFAS 128, see the notes to the consolidated financial statements beginning on page F-14.
(4)  The Company's failure to make certain required payments in 1994 to certain lenders and aircraft lessors constituted events of default under the respective agreements with such parties.  These events of default were cured in 1995.
(5)  Continental purchased UMDA's 9% interest in AMI in 1997.  See Item 1.  "Business -
     Business Strategy - Fund the Future".
(6)  The sole assets of the Continental-Obligated Mandatorily Redeemable Preferred Securities
     of Subsidiary Trust ("Trust") are Convertible Subordinated Debentures, with an aggregate principal amount of $250 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020.  Upon repayment, the Trust will be mandatorily redeemed.
(7)  Continental redeemed for cash all of the outstanding shares of its Series A 12%
     Cumulative Preferred Stock in 1997.  See Item 1.  "Business - Business Strategy - Fund
     the Future".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements.
In connection therewith, please see the cautionary statements contained in Item 1. "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements. Hereinafter, the terms "Continental" and the "Company" refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.

Results of Operations

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended December 31, 1997.

Comparison of 1997 to 1996. The Company recorded consolidated net income of $385 million and $319 million for the years ended December 31, 1997 and 1996, respectively, including a $128 million fleet disposition charge ($77 million after taxes) in 1996 and after-tax extraordinary losses relating to the early extinguishment of debt of $4 million and $6 million in 1997 and 1996, respectively. Management believes that the Company benefitted in the first three quarters of 1996 and in the first quarter of 1997 from the expiration of the aviation trust fund tax (the "ticket tax") on December 31, 1995 and December 31, 1996, respectively.
The ticket tax was reinstated on August 27, 1996 and again on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its expiration, can be precisely determined. Additionally, the Company benefitted in the first six months of 1996 from the recognition of previously unbenefitted post-reorganization net operating loss carryforwards ("NOLs").

Passenger revenue increased 13.4%, $789 million, during 1997 compared to 1996. The increase was due to a 14.3% increase in revenue passenger miles on capacity growth of 9.9% offset by a 1.1% decrease in yield.

Cargo revenue increased 13.6%, $21 million, during 1997 compared to 1996 due to an increase in cargo capacity, primarily in international markets.

Mail and other revenue increased 12.8%, $43 million, from 1996 to 1997 primarily as a result of an increase in mail volumes
(principally in international markets) and an increase in other revenue related to frequent flyer mileage credits sold to participating partners in the Company's frequent flyer program
("OnePass").

Wages, salaries and related costs increased 16.3%, $236 million, during 1997 as compared to 1996 due in part to an 9.6% increase in the average number of full-time equivalent employees from approximately 34,300 for the year ended December 31, 1996 to 37,600 for the year ended December 31, 1997. Wages and salaries also increased in 1997 due to a $29 million accrual for the impact of the tentative collective bargaining agreement with the pilots.

Employee incentives increased 29.9%, $29 million, from 1996 to 1997 as a result of an increase in employee profit sharing of $37 million offset by a decrease in on-time bonuses of $8 million.

Aircraft fuel expense increased 14.3%, $111 million, from 1996 to 1997 primarily due to a 10.5% increase in the quantity of jet fuel used from 1.228 billion gallons during 1996 to 1.357 billion gallons during 1997, resulting from increased flying. In addition, the average price per gallon, net of fuel hedging gains of $65 million in 1996, increased 3.3% from 60.9 cents in 1996 to
62.9 cents in 1997.

Commissions expense increased 11.2%, $57 million, in 1997 compared to 1996, primarily due to increased passenger revenue.

Aircraft rentals increased 8.3%, $42 million, from 1996 to 1997, primarily as a result of the delivery of new aircraft throughout
1997, net of retirements.

Maintenance, materials and repairs increased 16.5%, $76 million, during 1997 as compared to 1996, principally due to the volume and timing of engine overhauls, increase in component costs and routine maintenance as part of the Company's ongoing maintenance program. Aircraft maintenance expense was reduced by $16 million in 1997 due to the reversal of reserves that are no longer required as a result of the acquisition of 10 aircraft previously leased by the Company.

Other rentals and landing fees increased 12.9%, $45 million, during 1997 compared to 1996 due to higher facilities rentals and landing fees resulting from increased operations.

During the third quarter of 1996, the Company recorded a fleet disposition charge of $128 million ($77 million after taxes), related primarily to (i) the writedown of Stage 2 aircraft inventory to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.

Other operating expense increased 14.9%, $194 million, in 1997 as compared to 1996, primarily as a result of increases in passenger services, advertising and publicity, reservations and sales expense and other miscellaneous expense.

Interest capitalized increased $30 million in 1997 compared to 1996 as a result of higher average purchase deposits for flight equipment resulting from the pending acquisition of new aircraft.

Interest income increased 30.2%, $13 million, in 1997 compared to the prior year principally due to an increase in the average invested balance of cash and cash equivalents.

Other nonoperating income (expense) for the year ended December 31, 1996 included an $18 million gain related to the sale of America
West Airlines, Inc. ("America West") common stock and warrants.

The income tax provision for the year ended December 31, 1997 and 1996 of $237 million and $86 million, respectively, consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company had fully utilized previously unbenefitted post-reorganization NOLs, and began accruing income tax expense.

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

Mail and other revenue decreased 11.4%, $43 million, from 1995 to 1996 primarily as a result of a series of transactions entered into with a former subsidiary, System One Information Management, Inc. ("System One") (which were effective April 27, 1995). See Note 11 of Notes to Consolidated Financial Statements. Partially offsetting such decrease was an increase in other revenue resulting from a wet lease agreement with Alitalia, an agreement with DHL International to operate a sorting and distribution hub in Manila and an increase in revenue related to frequent flyer mileage credits sold to participating partners in the Company's OnePass program.

Wages, salaries and related costs increased 5.1%, $71 million, during 1996 as compared to 1995 due in part to an increase in the average number of full-time equivalent employees from approximately 33,700 for the year ended December 31, 1995 to approximately 34,300 for the year ended December 31, 1996. The increase is also attributable to pay increases effective July 1, 1996 for Continental's jet pilots and substantially all of its non-unionized employees and an increase in base wages and per diem payments for flight attendants resulting from the Company's collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") representing Continental's flight attendants.

Employee incentives increased $46 million from 1995 to 1996
primarily due to an increase in employee profit sharing of $37 million and an increase in on-time bonuses of $9 million.

Aircraft fuel expense increased 13.7%, $93 million, from 1995 to 1996. The average price per gallon, net of fuel hedging gains of $65 million in 1996, increased 10.7% from 55.0 cents in 1995 to
60.9 cents in 1996. In addition, there was a 2.1% increase in the quantity of jet fuel used from 1.203 billion gallons during 1995 to
1.228 billion gallons during 1996, principally reflecting increased capacity.

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

The Company's other nonoperating income (expense) for the year ended December 31, 1996 includes a $13 million gain related to the sale of approximately 1.4 million shares of America West common stock, a $5 million gain related to the sale of the America West warrants and foreign currency gains and losses (primarily related to the Japanese yen and the British pound).

Nonoperating income (expense) for the year ended December 31, 1995 primarily consisted of a pre-tax gain of $108 million from the System One transactions. Additionally in 1995, the bankruptcy court approved a settlement resolving certain claims filed by the Company for the return of certain aircraft purchase deposits. As a result of the settlement, the Company recorded a $12 million gain in 1995, included in other nonoperating income (expense). These gains were partially offset by an additional provision of $14 million for underutilized airport facilities and other assets (primarily associated with Denver International Airport) and a $5 million pretax charge which represented a waiver fee to a major creditor of the Company.

The income tax provision for the year ended December 31, 1996 of $86 million consists of federal, state and foreign income taxes. During 1996, the Company utilized previously unbenefitted NOLs, created subsequent to the Company's 1993 emergence from bankruptcy, and began accruing income tax expense in the second quarter. A provision for federal income taxes was recorded for the year ended December 31, 1995 related to the System One transactions. No additional provision was recorded in 1995 due to the previously incurred NOLs for which a tax benefit had not previously been recorded.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jets operated by Continental
Express, for each of the three years in the period ended
December 31, 1997 is as follows:

                          Net Increase/        Net Increase/
                           (Decrease)           (Decrease)
                    1997    1997-1996    1996    1996-1995    1995
Revenue pas-
 senger miles
 (millions) (1). . 47,906     14.3 %    41,914      4.7 %    40,023
Available seat
 miles
 (millions) (2). . 67,576      9.9 %    61,515      0.8 %    61,006
Passenger load
 factor (3). . . .  70.9%      2.8 pts.  68.1%      2.5 pts.  65.6%
Breakeven pas-
 senger load
 factor (4), (11).  60.0%     (0.7)pts.  60.7%     (0.1)pts.  60.8%
Passenger revenue
 per available
 seat mile
 (cents) (5) . . .   9.19      2.9 %      8.93      8.9 %      8.20
Total revenue per
 available seat
 miles (cents)
 (6) . . . . . . .  10.09      3.0 %      9.80      8.6 %      9.02
Operating cost
 per available
 seat mile
 (cents) (7),
 (11). . . . . . .   9.07      3.4 %      8.77      4.9 %      8.36
Average yield
 per revenue
 passenger
 mile (cents) (8).  12.96     (1.1)%     13.10      4.7 %     12.51
Average fare per
 revenue
 passenger . . . .$150.63      5.1 %   $143.27      7.6 %   $133.21
Revenue passengers
 (thousands) . . . 41,210      7.5 %    38,332      2.0 %    37,575
Average length of
 aircraft flight
 (miles) . . . . .    967      7.9 %       896      7.2 %       836
Average daily
 utilization of
 each aircraft
 (hours) (9) . . .  10:13      2.3 %      9:59      4.7 %      9:32
Actual aircraft
 in fleet at end
 of period (10). .    337      6.3 %       317      2.6 %       309

_______________

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other carrier. One such arrangement began in June 1997 pursuant to which the other carrier is sharing Continental's costs of operating certain flights by committing to purchase capacity on such flights. The tables above exclude 738 million available seat miles in 1997, as well as the related revenue passenger miles and enplanements, which were purchased and marketed by the other carrier.

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5)  Passenger revenue divided by available seat miles.
 (6)  Total revenue divided by available seat miles.
 (7)  Operating expenses divided by available seat miles.
 (8) The average revenue received for each mile a revenue passenger is carried.
 (9) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(10) Excludes six and four all-cargo 727 CMI aircraft in 1997 and 1996, respectively.
(11)  1996 excludes fleet disposition charge totaling $128 million.

Liquidity and Capital Resources

During 1997 and early 1998, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings:

- In March 1997, Continental completed an offering of $707 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 30 new aircraft from The Boeing Company ("Boeing") scheduled to be delivered to Continental through April 1998.

- In April 1997, Continental entered into a $160 million secured revolving credit facility to be used for the purpose of making certain predelivery payments to Boeing for new Boeing aircraft to be delivered through December 1999.

- In April 1997, Continental redeemed for cash all of the 460,247 outstanding shares of its Series A 12% Cumulative Preferred Stock held by an affiliate of Air Canada for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $48 million.

- In June 1997, Continental purchased from Air Partners, L.P. ("Air Partners") for $94 million in cash warrants to purchase 3,842,542 shares of Class B common stock of the Company.

- In June 1997, Continental completed an offering of $155 million of pass-through certificates which were used to finance the acquisition of 10 aircraft previously leased by the Company.

- In July 1997, Continental entered into a $575 million credit facility, including $350 million of term loans, $275 million of which was loaned by Continental to its wholly owned subsidiary Air Micronesia, Inc. ("AMI"), reloaned by AMI to its wholly owned subsidiary, Continental Micronesia, Inc. ("CMI") and used by CMI to repay its existing secured term loan. The facility also includes a $225 million revolving credit facility.

- In July 1997, the Company (i) purchased (a) the right of United Micronesia Development Association's ("UMDA") to receive future payments under a services agreement between UMDA and CMI and (b) UMDA's 9% interest in AMI, (ii) terminated the Company's obligations to UMDA under a settlement agreement entered into in 1987, and (iii) terminated substantially all of the other contractual arrangements between the Company, AMI and CMI, on the one hand, and UMDA on the other hand, for an aggregate consideration of $73 million.

- In September 1997, Continental completed an offering of $89 million of pass-through certificates which were used to finance the debt portion of the acquisition cost of nine Embraer ERJ-145 ("ERJ-145") regional jets.

- In October 1997, the Company completed an offering of $752 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 new Boeing aircraft scheduled to be delivered from April 1998 through November 1998.

- In February 1998, the Company completed an offering of $773 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 aircraft scheduled to be delivered from February 1998 through December 1998.

- In addition, during 1997 and the first quarter of 1998, Continental completed several offerings totaling approximately $291 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance or refinance certain airport facility projects. These bonds are payable solely from rentals paid by Continental under long-term lease agreements with the respective governing bodies.

The cash proceeds from the pass-through certificate transactions are deposited with a depositary bank for the benefit of the certificate holders and enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of new aircraft. As of March 18, 1998 approximately $1.6 billion of the proceeds remain on deposit. If any funds remain as deposits at the end of the specified delivery periods, such funds will be distributed back to the certificate holders.

As of December 31, 1997, Continental had approximately $1.9 billion (including current maturities) of long-term debt and capital lease obligations, and had approximately $1.2 billion of Continental-obligated mandatorily redeemable preferred securities of subsidiary trust and common stockholders' equity, a ratio of 1.6 to 1. As of December 31, 1996, the ratio of long-term debt and capital lease obligations (including current maturities) to minority interest, Continental-obligated mandatorily redeemable preferred securities of subsidiary trust, redeemable preferred stock and common stockholders' equity was 2.1 to 1.

As of December 31, 1997 the Company had $1.0 billion in cash and cash equivalents (excluding restricted cash), compared to $985 million as of December 31, 1996. Net cash provided by operating activities increased $129 million during the year ended December 31, 1997 compared to the same period in the prior year principally due to an improvement in operating income. Net cash used by investing activities for the year ended December 31, 1997 compared to the same period in the prior year increased $406 million, primarily as a result of higher capital and fleet-related expenditures in 1997 and lower purchase deposits refunded in connection with aircraft delivered in 1996. Net cash used by financing activities increased $80 million primarily due to (i) a decrease in payments on long-term debt and capital lease obligations, (ii) a decrease in proceeds received from the issuance of long-term debt and (iii) an increase in warrants purchased in 1997.

Continental has general lines of credit and significant encumbered assets.

Deferred Tax Assets. The Company had, as of December 31, 1997, deferred tax assets aggregating $1.1 billion, including
$631 million of NOLs. The Company recorded a valuation allowance of $617 million against such assets as of December 31, 1997. Realization of a substantial portion of the Company's remaining NOLs will require the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. In the fourth quarter of 1997, the Company determined that it would be able to recognize an additional $155 million of NOLs attributable to the Company's pre-bankruptcy predecessor. This benefit, $62 million, was used to reduce reorganization value in excess of amounts allocable to identifiable assets. To the extent the Company were to determine in the future that additional NOLs of the Company's pre-bankruptcy predecessor could be recognized in the consolidated financial statements, such benefit would also reduce reorganization value in excess of amounts allocable to identifiable assets. If such reorganization value is exhausted, such benefit would decrease other intangibles. The Company may consummate one or more additional built-in gain transactions by April 28, 1998.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $515 million of taxable income following December 31, 1997. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.23% for February
1998). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $147 million per year other than through the recognition of future built-in gain transactions.

Based on information currently available, the Company does not believe that the Air Partners agreement to dispose of its interest in the Company to an affiliate of Northwest Airlines, Inc. will result in an ownership change for purposes of Section 382. See
Item 7. "Management's Discussion and Analyses - Liquidity and Capital Resources - Other".

Purchase Commitments. In March 1998, Continental announced the conversion of 15 Boeing 737 option aircraft to 15 Boeing 737-900 firm aircraft and the addition of 25 option aircraft. As of March 18, 1998, Continental had firm commitments with Boeing to take delivery of a total of 154 jet aircraft (including the Boeing 737-900 aircraft described above) during the years 1998 through 2005 with options for an additional 61 aircraft (exercisable subject to certain conditions). These aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $6.7 billion. As of March 18, 1998, Continental had completed or had third party commitments for a total of approximately $1.6 billion in financing for its future Boeing deliveries, and had commitments or letters of intent from various sources for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with a combination of enhanced equipment trust certificates, lease equity and other third party financing, subject to availability and market conditions. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

In September 1996, Continental Express, Inc. ("Express") placed an order for 25 firm ERJ-145 regional jets, with options for an additional 175 aircraft exercisable through 2008. In June 1997, Express exercised its option to order 25 of such option aircraft and expects to confirm its order for an additional 25 of its remaining 150 option aircraft by August 1998. Neither Express nor Continental will have any obligation to take such aircraft that are not financed by a third party and leased to the Company. Express took delivery of 18 of the aircraft through December 31, 1997 and will take delivery of the remaining 32 aircraft through the third quarter of 1999. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1998 capital expenditures, exclusive of fleet plan requirements, to aggregate $211 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during 1997 aggregated $118 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Year 2000. The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. As a result, the Company implemented a Year 2000 project in early 1997 to ensure that the Company's computer systems will function properly in the year 2000 and thereafter.
The Company anticipates completing its Year 2000 project in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

The Company has also initiated communications with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. The Company is coordinating efforts with these parties to minimize the extent to which its business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration ("FAA") that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems.

The total cost (excluding internal payroll costs) of the Company's Year 2000 project is currently estimated at $12 million and will be funded through cash from operations. The cost of the Company's Year 2000 project is limited by the substantial outsourcing of its systems and the significant implementation of new systems following its emergence from bankruptcy in 1993. The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Bond Financings. In April 1997, the City of Houston completed the offering of $190 million aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds") payable solely from rentals paid by Continental under long-term lease agreements with the City of Houston. The IAH Bonds are unconditionally guaranteed by Continental. The proceeds from the IAH Bonds are being used to finance the acquisition, construction and installation of certain terminal and other airport facilities located at Continental's hub at George Bush Intercontinental Airport, including a new automated people mover system linking Terminals B and C and 20 aircraft gates in Terminal B into which Continental intends to expand its operations. The expansion project is expected to be completed by the summer of 1999.

In December 1997, Continental substantially completed construction of a new hangar and improvements to a cargo facility at Continental's hub at Newark International Airport. Continental expects to complete the financing of these projects in April 1998 with $25 million of tax-exempt bonds. Continental is also planning a facility expansion at Newark which would require, among other matters, agreements to be reached with the applicable airport authority.

The Company is building a wide-body aircraft maintenance hangar in Honolulu, Hawaii at an estimated cost of $25 million. Construction of the hangar, anticipated to be completed by the second quarter of 1998, is being financed by tax-exempt special facilities revenue bonds issued by the State of Hawaii. In connection therewith, the Company has entered into long-term leases providing for the Company to make rental payments sufficient to service the related tax-exempt bonds.

Continental has announced plans to expand its facilities at its Hopkins International Airport hub in Cleveland, which expansion is expected to be completed in the third quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, is expected to cost approximately $156 million and will be funded principally by the issuance of a combination of tax-exempt special facilities revenue bonds (expected to be issued in March 1998) and general airport revenue bonds (issued in December
1997) by the City of Cleveland. In connection therewith, Continental has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

Employees. In April 1997, collective bargaining agreement negotiations began with the Independent Association of Continental Pilots ("the IACP") to amend both the Continental Airlines pilots' contract (which became amendable in July 1997) and Express pilots' contract (which became amendable in October 1997). In February 1998, a five-year collective bargaining agreement with the Continental Airlines pilots was announced by the Company and the IACP. In March 1998, Express also announced a five-year collective bargaining agreement with its pilots. These agreements are subject to approval by the IACP board of directors and ratification by the Continental and Express pilots. The Company began accruing for the increased costs of a tentative agreement reached in November 1997 in the fourth quarter of 1997. The Company estimates that such accrual will be approximately $113 million for 1998. The Company's mechanics and related employees recently voted to be represented by the International Brotherhood of Teamsters (the "Teamsters"). The Company does not believe that the Teamsters' union representation will be material to the Company. In September 1997, Continental announced that it intends to bring all employees to industry standard wages (the average of the top ten air carriers as ranked by the Department of Transportation excluding Continental) within 36 months. The announcement further stated that wage increases will be phased in over the 36-month period as revenue, interest rates and rental rates reached industry standards. Continental estimates that the increased wages will aggregate approximately $500 million over the 36-month period.

Other. As a result of the continued weakness of the yen against the dollar, a weak Japanese economy and increased fuel costs, CMI's operating earnings have declined during 1996 and 1997, and are not expected to improve materially absent a significant improvement in these factors.

In addition, the Company has entered into petroleum option contracts to provide some short-term protection against a sharp increase in jet fuel prices, and CMI has entered into average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar.

On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners, L.P. to dispose of its interest in the Company to an affiliate of Northwest Airlines, Inc.
("Northwest"), the Company had entered into a long-term global alliance with Northwest.

The Company estimates that the alliance with Northwest, when fully phased in over a three-year period, will generate in excess of $500 million in additional annual pre-tax operating income for the carriers, and anticipates that approximately 45% of such pre-tax operating income will accrue to the Company.

In February 1998, Continental began a block space arrangement whereby it is committed to purchase capacity on another carrier at a cost of approximately $147 million per year. This arrangement is for 10 years. Pursuant to other block space arrangements, other carriers are committed to purchase capacity on Continental.

On March 3, 1998, the Company announced that its Board of Directors had authorized the expenditure of up to $100 million to repurchase the Company's common stock or convertible securities. No time limit was placed on the duration of the repurchase program.
Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate. As of March 17, 1998, 200,000 shares had been repurchased.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft rental expense as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product ("E-Ticket") and the Internet for bookings, and reduced interest expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Market Risk Sensitive Instruments and Positions

The Company is subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to investments in equity securities. Following is a discussion of the adverse effects of potential changes in these market risks. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 1997, aircraft fuel accounted for 14% of the Company's operating expenses. Based on the Company's 1998 projected fuel consumption, a one cent change in the average annual price per gallon of aircraft fuel would impact the Company's annual aircraft fuel expense by approximately $15 million. In order to provide short-term protection (generally three to six months) against sharp increases in aircraft fuel prices, the Company has entered into petroleum call options. As of December 31, 1997, the Company had hedged approximately 24% of its projected 1998 fuel requirements, including 100% related to the first quarter.

Foreign Currency. The Company is exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The Company's largest exposure comes from the Japanese yen. The result of a uniform 10% strengthening in the value of the U.S. dollar from December 31, 1997 levels relative to the yen is estimated to result in a decrease in operating income of approximately $25 million for 1998. However, the Company has mitigated the effect of certain of these potential foreign currency losses by purchasing foreign currency average rate option contracts that effectively enable it to sell Japanese yen expected to be received from yen-denominated ticket sales over the next nine to twelve months at specified dollar amounts. As of December 31, 1997, the Company had purchased average rate options to hedge approximately 100% of its projected 1998 net yen-denominated cash flows.

Interest Rates. The Company's results of operations are affected by fluctuations in interest rates (e.g., interest expense on debt and interest income earned on short-term investments).

The Company had approximately $714 million of variable-rate debt as of December 31, 1997. If average interest rates increased by 0.5% during 1998 as compared to 1997, the Company's projected 1998 interest expense would increase by approximately $3 million. The Company has mitigated its exposure on certain variable-rate debt by entering into an interest rate cap (notional amount of $142 million as of December 31, 1997) which expires in July 2001. The interest rate cap limits the amount of potential increase in the Eurodollar or Prime rate component of the floating rate to a maximum of 9% over the term of the contract.

As of December 31, 1997, the fair value of $793 million (carrying value) of the Company's fixed-rate debt was estimated to be $803 million, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 0.5% decrease in interest rates, was approximately $18 million as of December 31, 1997. The fair value of the remaining fixed-rate debt (with a carrying value of $162 million and primarily relating to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

If 1998 average short-term interest rates decreased by 0.5% over 1997 average rates, the Company's projected interest income from short-term investments would decrease by approximately $4 million during 1998.

Preferred Securities of Trust. As of December 31, 1997, the fair value of Continental's 8-1/2% Convertible Trust Originated Preferred Securities was estimated to be $514 million using market prices, which exceeded the carrying value of these securities by $272 million. Market risk is estimated as the potential increase in fair value resulting from a hypothetical 10% increase in market prices and was estimated to be $51 million as of December 31, 1997.

Investments in Equity Securities. Continental's investment in America West Holdings Corporation at December 31, 1997, which was recorded as its fair value of $9 million and includes unrealized gains of $4 million, has exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $1 million.

The Company also has an investment in AMADEUS which is also subject to price risk. However, since a readily determinable market value does not exist for AMADEUS (it is privately held), the Company is unable to quantify the amount of price risk sensitivity inherent in this investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

                                                       Page No.
Report of Independent Auditors                           F-2

Consolidated Statements of Operations for each of the
  Three Years in the Period Ended December 31, 1997      F-3

Consolidated Balance Sheets as of December 31, 1997
  and 1996                                               F-5

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1997      F-7

Consolidated Statements of Redeemable Preferred Stock
  and Common Stockholders' Equity for each of the
  Three Years in the Period Ended December 31, 1997      F-9

Notes to Consolidated Financial Statements              F-13

                REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                     ERNST & YOUNG LLP

Houston, Texas
February 9, 1998
  except for Note 13, as
  to which the date is
  March 18, 1998

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In millions, except per share data)


                                            Year Ended December 31,
                                           1997      1996      1995
Operating Revenue:
 Passenger. . . . . . . . . . . . . . . . $6,660    $5,871    $5,302
 Cargo. . . . . . . . . . . . . . . . . .    175       154       145
 Mail and other . . . . . . . . . . . . .    378       335       378
                                           7,213     6,360     5,825

Operating Expenses:
 Wages, salaries and related costs. . . .  1,688     1,452     1,381
 Employee incentives. . . . . . . . . . .    126        97        51
 Aircraft fuel. . . . . . . . . . . . . .    885       774       681
 Commissions. . . . . . . . . . . . . . .    567       510       489
 Aircraft rentals . . . . . . . . . . . .    551       509       497
 Maintenance, materials and repairs . . .    537       461       429
 Other rentals and landing fees . . . . .    395       350       356
 Depreciation and amortization. . . . . .    254       254       253
 Fleet disposition charge . . . . . . . .      -       128         -
 Other. . . . . . . . . . . . . . . . . .  1,494     1,300     1,303
                                           6,497     5,835     5,440

Operating Income                             716       525       385

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . . .   (166)     (165)     (213)
 Interest capitalized . . . . . . . . . .     35         5         6
 Interest income. . . . . . . . . . . . .     56        43        31
 Gain on System One transactions. . . . .      -         -       108
 Other, net . . . . . . . . . . . . . . .     (1)       20        (7)
                                             (76)      (97)      (75)

Income before Income Taxes, Minority
 Interest and Extraordinary Loss. . . . .    640       428       310

Income Tax Provision. . . . . . . . . . .   (237)      (86)      (78)












                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In millions, except per share data)


                                            Year Ended December 31,
                                           1997      1996      1995
Income before Minority Interest
 and Extraordinary Loss . . . . . . . . . $  403    $  342    $  232

Minority Interest . . . . . . . . . . . .      -        (3)       (6)

Distributions on Preferred Securities
 of Trust, net of applicable income taxes
 of $8, $8 and $0, respectively . . . . .    (14)      (14)       (2)

Income before Extraordinary Loss. . . . .    389       325       224

Extraordinary Loss, net of applicable
 income taxes of $2 and $4, respectively.     (4)       (6)        -

Net Income. . . . . . . . . . . . . . . .    385       319       224

Preferred Dividend Requirements and
 Accretion to Liquidation Value . . . . .     (2)       (5)       (9)

Income Applicable to Common Shares. . . .  $ 383    $  314    $  215

Earnings per Common Share:
  Income before Extraordinary Loss. . . . $ 6.72    $ 5.87    $ 4.07
  Extraordinary Loss. . . . . . . . . . .  (0.07)    (0.12)        -
  Net Income. . . . . . . . . . . . . . . $ 6.65    $ 5.75    $ 4.07

Earnings per Common Share Assuming
 Dilution:
  Income before Extraordinary Loss. . . . $ 5.03    $ 4.25    $ 3.37
  Extraordinary Loss. . . . . . . . . . .  (0.04)    (0.08)        -
  Net Income. . . . . . . . . . . . . . . $ 4.99    $ 4.17    $ 3.37













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED BALANCE SHEETS
                 (In millions, except for share data)

                                           December 31,  December 31,
             ASSETS                           1997          1996
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $15 and $76, respectively. . . . . .    $1,025        $1,061
 Accounts receivable, net of allowance
  for doubtful receivables of $23 and
  $27, respectively . . . . . . . . . . .       361           377
 Spare parts and supplies, net of
  allowance for obsolescence of $51 and
  $47, respectively . . . . . . . . . . .       128           111
 Deferred income taxes. . . . . . . . . .       111             -
 Prepayments and other assets . . . . . .       103            85
   Total current assets . . . . . . . . .     1,728         1,634

Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . .     1,636         1,199
  Other . . . . . . . . . . . . . . . . .       456           338
                                              2,092         1,537
  Less:  Accumulated depreciation . . . .       473           370
                                              1,619         1,167

 Purchase deposits for flight equipment .       437           154

 Capital leases:
  Flight equipment. . . . . . . . . . . .       274           396
  Other . . . . . . . . . . . . . . . . .        40            31
                                                314           427
  Less:  Accumulated amortization . . . .       145           152
                                                169           275
   Total property and equipment . . . . .     2,225         1,596

Other Assets:
 Routes, gates and slots, net of
  accumulated amortization
  of $270 and $212, respectively. . . . .     1,425         1,473
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net of accumulated amortization
  of $71 and $60, respectively. . . . . .       164           237
 Investments. . . . . . . . . . . . . . .       104           134
 Other assets, net. . . . . . . . . . . .       184           132

   Total other assets . . . . . . . . . .     1,877         1,976

     Total Assets . . . . . . . . . . . .    $5,830        $5,206

                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED BALANCE SHEETS
                 (In millions, except for share data)

                                           December 31,  December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY         1997          1996
Current Liabilities:
 Current maturities of long-term debt . .    $  243        $  201
 Current maturities of capital leases . .        40            60
 Accounts payable . . . . . . . . . . . .       781           705
 Air traffic liability. . . . . . . . . .       746           661
 Accrued payroll and pensions . . . . . .       158           149
 Accrued other liabilities. . . . . . . .       317           328
  Total current liabilities . . . . . . .     2,285         2,104

Long-Term Debt. . . . . . . . . . . . . .     1,426         1,368

Capital Leases. . . . . . . . . . . . . .       142           256

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes. . . . . . . . . .       435            75
 Accruals for aircraft retirements and
  excess facilities . . . . . . . . . . .       123           188
 Other. . . . . . . . . . . . . . . . . .       261           331
  Total deferred credits and other
   long-term liabilities. . . . . . . . .       819           594

Commitments and Contingencies

Minority Interest . . . . . . . . . . . .         -            15

Continental-Obligated Mandatorily
 Redeemable Preferred Securities
 of Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures (1) . . . . . . . . . . . . .       242           242
Redeemable Preferred Stock. . . . . . . .         -            46

Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  8,379,464 and 9,280,000 shares issued
  and outstanding, respectively . . . . .         -             -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  50,512,010 and 47,943,343 shares
  issued and outstanding, respectively. .         1             -
 Additional paid-in capital . . . . . . .       639           693
 Retained earnings (accumulated deficit).       276          (109)
 Other. . . . . . . . . . . . . . . . . .         -            (3)
  Total common stockholders' equity . . .       916           581
    Total Liabilities and Stockholders'
     Equity . . . . . . . . . . . . . . .    $5,830        $5,206

(1) The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $249 million, which bear interest at the rate of 8-1/2% per annum and mature on December 1, 2020. Upon repayment, the Continental-Obligated Mandatorily
    Redeemable Preferred Securities of Subsidiary Trust will be mandatorily redeemed.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In millions)


                                            Year Ended December 31,
                                           1997      1996      1995
Cash Flows From Operating
 Activities:
 Net income . . . . . . . . . . . . . . . $  385   $  319      $224
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization. . . . .    254      254       253
   Provision for aircraft and
    facilities. . . . . . . . . . . . . .      -      128        14
   Deferred income taxes. . . . . . . . .    212       72        71
   Gain on sale of America West stock
    and warrants. . . . . . . . . . . . .      -      (18)        -
   Gain on System One transactions. . . .      -        -      (108)
   Other, net . . . . . . . . . . . . . .     34       11        27
   Changes in operating assets and
    liabilities:
     Increase in accounts receivable. . .     (1)     (42)      (21)
     Increase in spare parts and
      supplies. . . . . . . . . . . . . .    (38)     (43)       (8)
     Increase in accounts payable . . . .     71      103        48
     Increase (decrease) in air traffic
      liability . . . . . . . . . . . . .     85       82        (5)
     Other. . . . . . . . . . . . . . . .    (42)     (35)     (176)
 Net cash provided by operating
  activities. . . . . . . . . . . . . . .    960      831       319

Cash Flows from Investing Activities:
 Capital expenditures, net of returned
  purchase deposits in 1996 and 1995. . .   (417)    (198)      (67)
 Purchase deposits paid in connection
  with future aircraft deliveries . . . .   (409)    (116)      (15)
 Deposits refunded in connection with
  aircraft transactions . . . . . . . . .    141       20        97
 Other. . . . . . . . . . . . . . . . . .     28       43        60
  Net cash provided (used) by
   investing activities . . . . . . . . .   (657)    (251)       75

Cash Flows From Financing Activities:
 Net proceeds from issuance of
  long-term debt. . . . . . . . . . . . .    517      797         9
 Payments on long-term debt and
  capital lease obligations . . . . . . .   (676)    (975)     (318)
 Net proceeds from issuance of
  preferred securities of trust . . . . .      -        -       242
 Purchase of warrants . . . . . . . . . .    (94)     (50)      (14)
 Other. . . . . . . . . . . . . . . . . .    (25)      30        13
  Net cash used by financing activities .   (278)    (198)      (68)

                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In millions)


                                            Year Ended December 31,
                                           1997      1996      1995
Net Increase in Cash and
 Cash Equivalents . . . . . . . . . . . . $   25   $  382      $326

Cash and Cash Equivalents
 Beginning of Period (1). . . . . . . . .    985      603       277

Cash and Cash Equivalents
 End of Period (1). . . . . . . . . . . . $1,010   $  985      $603

Supplemental Cash Flows Information:
 Interest paid. . . . . . . . . . . . . . $  156   $  161      $179
 Income taxes paid, net . . . . . . . . . $   12   $    4      $ 11

Financing and Investing Activities
 Not Affecting Cash:

  Capital lease obligations incurred. . . $   22   $   32      $ 10

  Property and equipment acquired
   through the issuance of debt . . . . . $  207   $  119      $ 92

  Reduction of capital lease
   obligations in connection with
   refinanced aircraft. . . . . . . . . . $   97   $    -      $  -

  Investment in AMADEUS acquired in con-
   nection with System One transactions . $    -   $    -      $120

  Issuance of convertible secured
   debentures in connection with the
   aircraft settlements . . . . . . . . . $    -   $    -      $158




(1) Excludes restricted cash of $15 million, $76 million, $144 million and $119 million at December 31, 1997, 1996, 1995 and 1994, respectively.





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                        (In millions)

                                                                     Retained
                                          Redeemable   Additional    Earnings
                                          Preferred     Paid-In    (Accumulated
                                            Stock       Capital      Deficit)       Other
Balance, December 31, 1994 . . . . . . . .   $ 53       $  778       $  (652)        $(23)

Net Income . . . . . . . . . . . . . . . .      -            -           224            -
Purchase of Warrants . . . . . . . . . . .      -          (51)            -            -
Accumulated Dividends:
 8% Cumulative Redeemable Preferred
  Stock. . . . . . . . . . . . . . . . . .      2           (2)            -            -
 12% Cumulative Redeemable Preferred
  Stock. . . . . . . . . . . . . . . . . .      2           (2)            -            -
 Series A 12% Cumulative Preferred Stock .      2           (2)            -            -
Issuance of Note in Exchange for
 Series A 8% Cumulative Preferred Stock. .    (18)          (3)            -            -
Additional Minimum Pension Liability . . .      -            -             -           (1)
Unrealized Gain on Marketable Equity
 Securities. . . . . . . . . . . . . . . .      -            -             -           20
Other. . . . . . . . . . . . . . . . . . .      -           15             -            4
Balance, December 31, 1995 . . . . . . . .     41          733          (428)           -

Net Income . . . . . . . . . . . . . . . .      -            -           319            -
Purchase of Warrants . . . . . . . . . . .      -          (50)            -            -
Accumulated Dividends:
 Series A 12% Cumulative Preferred Stock .      5           (5)            -            -
Additional Minimum Pension Liability . . .      -            -             -            6
Unrealized Gain on Marketable Equity
 Securities, net . . . . . . . . . . . . .      -            -             -            4
Sale of America West Stock and Warrants. .      -            -             -          (18)
Other. . . . . . . . . . . . . . . . . . .      -           15             -            5
Balance, December 31, 1996 . . . . . . . .     46          693          (109)          (3)

                                                                  (continued on next page)

                                CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                      (In millions)

                                                                     Retained
                                          Redeemable   Additional    Earnings
                                          Preferred     Paid-In    (Accumulated
                                            Stock       Capital      Deficit)       Other
Net Income . . . . . . . . . . . . . . . .  $   -       $    -       $   385         $  -
Purchase of Warrants . . . . . . . . . . .      -          (94)            -            -
Accumulated Dividends on Series A 12%
 Cumulative Preferred Stock. . . . . . . .      2           (2)            -            -
Redemption of Series A 12% Cumulative
 Preferred Stock . . . . . . . . . . . . .    (48)           -             -            -
Additional Minimum Pension Liability . . .      -            -             -           (4)
Other. . . . . . . . . . . . . . . . . . .      -           42             -            7
Balance, December 31, 1997 . . . . . . . .  $   -      $   639      $    276         $  -

                               CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                     NUMBER OF SHARES


                                          Redeemable   Class A       Class B
                                          Preferred    Common        Common      Treasury
                                            Stock       Stock         Stock        Stock
Balance, December 31, 1994 . . . . . . .   471,000    12,602,112   40,747,024      60,000

Cancellation of 8% and 12% Cumulative
 Redeemable Preferred Stock. . . . . . .  (471,000)            -            -           -
Issuance of Series A 8% and 12%
 Cumulative Preferred Stock. . . . . . .   589,142             -            -           -
Issuance of Note in Exchange for
 Series A 8% Cumulative Preferred
 Stock . . . . . . . . . . . . . . . . .  (202,784)            -            -           -
Forfeiture of Restricted Class B
 Common Stock. . . . . . . . . . . . . .         -             -      (55,000)     55,000
Reissuance of Treasury Stock . . . . . .         -             -      115,000    (115,000)
Preferred Stock In-kind Dividend . . . .    11,590             -            -           -
Issuance of Common Stock pursuant to
 Stock Plans and Awards. . . . . . . . .         -             -      863,978           -
Other. . . . . . . . . . . . . . . . . .         -             -    1,185,546           -
Balance, December 31, 1995 . . . . . . .   397,948    12,602,112   42,856,548           -

Conversion of Class A to Class B
 Common Stock by Air Canada. . . . . . .         -    (3,322,112)   3,322,112           -
Forfeiture of Restricted Class B
 Common Stock. . . . . . . . . . . . . .         -             -      (60,000)     60,000
Purchase of Common Stock . . . . . . . .         -             -     (133,826)    133,826
Reissuance of Treasury Stock . . . . . .         -             -      193,826    (193,826)
Preferred Stock In-kind Dividend . . . .    49,134             -            -           -
Issuance of Common Stock pursuant to
 Stock Plans and Awards. . . . . . . . .         -             -    1,764,683           -
Balance, December 31, 1996 . . . . . . .   447,082     9,280,000   47,943,343           -


                                                                  (continued on next page)

                                 CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                     NUMBER OF SHARES


                                          Redeemable    Class A      Class B
                                          Preferred     Common       Common      Treasury
                                            Stock        Stock        Stock        Stock
Conversion of Class A to Class B
 Common Stock. . . . . . . . . . . . . .         -      (900,536)     900,536           -
Purchase of Common Stock . . . . . . . .         -             -     (154,882)    154,882
Reissuance of Treasury Stock pursuant
 to Stock Plans. . . . . . . . . . . . .         -             -      154,882    (154,882)
Issuance of Preferred Stock Dividends
 on Series A 12% Cumulative Preferred
 Stock . . . . . . . . . . . . . . . . .    13,165             -            -           -
Redemption of Series A 12% Cumulative
 Preferred Stock . . . . . . . . . . . .  (460,247)            -            -           -
Issuance of Common Stock pursuant to
 Stock Plans . . . . . . . . . . . . . .         -             -    1,646,419           -
Conversion of Trust Originated
 Preferred Securities into
 Common Stock. . . . . . . . . . . . . .         -             -       21,712           -
Balance, December 31, 1997 . . . . . . .         -     8,379,464   50,512,010           -

                  CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1997 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express"), and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 191 airports worldwide. Continental flies to 125 domestic and 66 international destinations and offers additional connecting service through alliances with domestic and foreign carriers. Continental directly serves 10 European cities and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Continental currently flies to seven cities in South America. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

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

(c)  Cash and Cash Equivalents -

     Cash and cash equivalents consist of cash and short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased. Approximately $15 million and $76 million of cash and cash equivalents at December 31, 1997 and 1996, respectively, were held in restricted arrangements relating primarily to payments for workers' compensation claims and in accordance with the terms of certain other agreements.

(d)  Spare Parts and Supplies -

     Flight equipment expendable parts and supplies are valued at average cost. An allowance for obsolescence for flight equipment expendable parts and supplies is accrued to allocate the costs of these assets, less an estimated residual value, over the estimated useful lives of the related aircraft and engines.

(e)  Property and Equipment -

     Property and equipment were recorded at fair market values as of April 27, 1993; subsequent purchases were recorded at cost and are depreciated to estimated residual values (10% of cost) over their estimated useful lives using the straight-line method. Estimated useful lives for such assets are 25 years and 18 years from the date of manufacture for all owned jet and turboprop aircraft, respectively; up to 25 years, depending on the lease period, for aircraft acquired under long-term capital leases; and two to 25 years for other property and equipment, including airport facility improvements.

(f)  Intangible Assets -

     Routes, Gates and Slots

     Routes are amortized on a straight-line basis over 40 years, gates over the stated term of the related lease and slots over 20 years. Routes, gates and slots are comprised of the following (in millions):

                           Balance at     Accumulated Amortization
                       December 31, 1997    at December 31, 1997

     Routes. . . .          $  892               $115
     Gates . . . .             407                115
     Slots . . . .             126                 40
                            $1,425               $270

    Reorganization Value In Excess of Amounts Allocable to
     Identifiable Assets

     Reorganization value in excess of amounts allocable to identifiable assets, arising from Continental's emergence from bankruptcy reorganization in 1993, is amortized on a straight-line basis over 20 years. The carrying value of this intangible asset is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that this intangible asset will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods, the carrying value is reduced by the estimated shortfall of cash flows.

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

(k)  Advertising Costs -

     The Company expenses the costs of advertising as incurred.
     Advertising expense was $98 million, $76 million and $94 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(l)  Stock Plans and Awards -

     Continental has elected to follow Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options and its stock purchase plans because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options or purchase rights. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Furthermore, under APB 25, since the stock purchase plans are considered noncompensatory plans, no compensation expense is recognized.

(m)  Recently Issued Accounting Standards -

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Both SFAS 130 and SFAS 131 are effective for Continental beginning in the first quarter of 1998.

     SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Upon adopting the new standard, Continental will report and display comprehensive income which includes net income plus non-owner changes in equity such as the minimum pension liability and unrealized gains or losses on investments in marketable equity securities.

     SFAS 131 changes the way segment information is presented from an industry segment approach to a management approach. Under the management approach, segments are determined based on the operations regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company believes that it will report only one segment and certain additional geographic disclosures.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") that revises the disclosure requirements of Statement of Financial Accounting Standards No. 87 - "Employers' Accounting for Pensions") and Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other than Pensions". The Company will adopt SFAS 132 in 1998. SFAS 132 is not expected to have an impact on the Company's results of operations or financial position.

(n)  Block Space Arrangements -

     Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other carrier. To the extent the other carrier is financially committed to purchase such capacity on Continental's flights, such payments to Continental by the other carrier are recorded as a reduction in the respective operating expenses in the accompanying Consolidated Statements of Operations. During 1997, Continental recorded a reduction of approximately $43 million of such operating expenses. To the extent that Continental is financially committed to purchase capacity on other carriers, such payments to other carriers are recorded as a reduction in other revenue. No such payments were made in 1997. See Note 13.

(o)  Reclassifications -

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

NOTE 2 - EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted the FASB's Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for earnings per common share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior-period EPS data have been retroactively restated and reflect the application of SFAS 128.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

                                       1997      1996      1995
Numerator:
 Income before extraordinary loss. .   $389      $325      $224
 Extraordinary loss, net of
  applicable income taxes. . . . . .     (4)       (6)        -
 Net income. . . . . . . . . . . . .    385       319       224
 Preferred stock dividends . . . . .     (2)       (5)       (9)
 Numerator for basic earnings per
  share - income available to
  common stockholders. . . . . . . .    383       314       215

 Effect of dilutive securities:
  Series A convertible debentures. .      -         1         4
  Preferred Securities of Trust. . .     14        15         2
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . .     11         8         -
                                         25        24         6

 Other . . . . . . . . . . . . . . .     (4)       (3)       (1)

  Numerator for diluted earnings
   per share - income available to
   common stockholders after
   assumed conversions . . . . . . .   $404      $335      $220

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares. .   57.6      54.6      52.8

 Effect of dilutive securities:
  Employee stock options . . . . . .    1.6       2.2       1.3
  Warrants . . . . . . . . . . . . .    3.5       5.9       3.6
  Restricted Class B common stock. .    0.4       0.8       0.7
  Preferred Securities of Trust. . .   10.3      10.3       0.9
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . .    7.6       5.8         -
  Series A convertible debentures. .      -       0.7       5.9
 Dilutive potential common shares. .   23.4      25.7      12.4

  Denominator for diluted earnings
   per share - adjusted weighted-
   average and assumed conversions .   81.0      80.3      65.2

Warrants to purchase 11,120,002 weighted average shares of the Company's Class B common stock, par value $.01 per share ("Class B common stock") were not included in the computation of diluted earnings per share in 1995 because the warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):

                                                1997      1996
Secured
Notes payable, interest rates of 5.84% to
 9.97%, payable through 2019 . . . . . . . .  $  325    $  218
Credit facility, floating interest rate of
 LIBOR or Eurodollar plus 1.125%,
 payable through 2002. . . . . . . . . . . .     275         -
Floating rate notes, interest rates of
 Prime plus .5% to .75%, LIBOR plus
 .75% to 3.75% or Eurodollar plus .75%
 to 1.0%, payable through 2006 . . . . . . .     204       187
Revolving credit facility, floating interest
 rates of LIBOR or Eurodollar plus 1.125%,
 payable through 1999. . . . . . . . . . . .     160         -
Notes payable, interest rates of 7.13% to
 7.15% payable through 1999 and floating
 rates thereafter of LIBOR plus 2%,
 payable through 2011. . . . . . . . . . . .      91        97
Floating rate note, interest rate of
 LIBOR or Eurodollar plus 1.375%,
 payable through 2004. . . . . . . . . . . .      75         -
Notes payable, interest rates of 10.0% to
 14.00%, payable through 2005. . . . . . . .      54       178
Floating rate notes, interest rates of
 Eurodollar plus 1.75% to 2.0% or Prime
 plus 0.75% to 1.0% payable through 2003 . .       -       320
Other. . . . . . . . . . . . . . . . . . . .       2         4

Unsecured
Senior notes payable, interest rate of
 9.5%, payable through 2001. . . . . . . . .  $  250    $  250
Convertible subordinated notes, interest
 rate of 6.75%, payable through 2006 . . . .     230       230
Notes payable, interest rates of 8.38% to
 12%, payable through 2001 . . . . . . . . .       2        78
Other. . . . . . . . . . . . . . . . . . . .       1         7
                                               1,669     1,569
Less:  current maturities. . . . . . . . . .     243       201
Total. . . . . . . . . . . . . . . . . . . .  $1,426    $1,368

As of December 31, 1997 and 1996, the Prime, LIBOR and Eurodollar rates associated with Continental's indebtedness approximated 8.5% and 8.3%, 5.8% and 5.6%, 5.8% and 5.6%, respectively.

A majority of Continental's property and equipment is subject to agreements securing indebtedness of Continental.

In July 1997, Continental entered into a $575 million credit facility (the "Credit Facility"), including a $275 million term loan, the proceeds of which were loaned to CMI to repay its existing $320 million secured term loan. In connection with this prepayment, Continental recorded a $4 million after tax extraordinary loss relating to early extinguishment of debt. The Credit Facility also includes a $225 million revolving credit facility with a commitment fee of 0.25% per annum on the unused portion, and a $75 million term loan commitment with a current floating interest rate of Libor plus 1.375%. At December 31, 1997, no borrowings were outstanding under the $225 million revolving credit facility.

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

In April 1997, Continental entered into a $160 million floating rate secured revolving credit facility (the "Facility"). The revolving loans made under the Facility are used to make certain predelivery payments to The Boeing Company ("Boeing") for new Boeing aircraft to be delivered through December 1999. As of December 31, 1997, the Facility had been fully drawn.

At December 31, 1997, under the most restrictive provisions of the Company's debt and credit facility agreements, the Company had a minimum cash balance requirement of $600 million, a minimum net worth requirement of $613 million and was restricted from paying cash dividends in excess of $350 million.

In March 1996, the Company issued $230 million of 6-3/4%
Convertible Subordinated Notes (the "Notes"). The Notes are convertible into shares of Class B common stock prior to their maturity date, April 15, 2006, at a conversion price of $30.20 per share. The Notes are redeemable at the option of the Company on or after April 15, 1999, at specified redemption prices.

Maturities of long-term debt due over the next five years are as follows (in millions):

Year ending December 31,
     1998. . . . . . . . . . . . . . . . . .    $243
     1999. . . . . . . . . . . . . . . . . .     159
     2000. . . . . . . . . . . . . . . . . .     152
     2001. . . . . . . . . . . . . . . . . .     394
     2002. . . . . . . . . . . . . . . . . .     170

NOTE 4 - LEASES

Continental leases certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most leases also include renewal options, and some aircraft leases include purchase options.

At December 31, 1997, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under aircraft and engine operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows (in millions):

                                             Capital   Operating
                                              Leases    Leases
Year ending December 31,
     1998. . . . . . . . . . . . . . . . . .  $ 55      $  658
     1999. . . . . . . . . . . . . . . . . .    52         593
     2000. . . . . . . . . . . . . . . . . .    41         582
     2001. . . . . . . . . . . . . . . . . .    41         564
     2002. . . . . . . . . . . . . . . . . .    15         482
     Later years . . . . . . . . . . . . . .    26       3,007

Total minimum lease payments . . . . . . . .   230      $5,886
Less:  amount representing interest. . . . .    48
Present value of capital leases. . . . . . .   182
Less:  current maturities of capital
 leases. . . . . . . . . . . . . . . . . . .    40
Long-term capital leases . . . . . . . . . .  $142

Not included in the above operating lease table is $236 million in annual minimum lease payments relating to non-aircraft leases, principally airport and terminal facilities and related equipment.

Continental is the guarantor of $325 million aggregate principal amount of tax-exempt special facilities revenue bonds. These bonds, issued by various airport municipalities, are payable solely from rentals paid by Continental under long-term agreements with the respective governing bodies.

The Company's total rental expense for all operating leases, net of sublease rentals, was $787 million, $719 million and $720 million in 1997, 1996 and 1995, respectively.

During 1997, the Company acquired 10 aircraft previously leased by it. Aircraft maintenance expense in the second quarter of 1997 was reduced by approximately $16 million due to the reversal of reserves that are no longer required as a result of the transaction.

NOTE 5 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company's risk management program, Continental uses or used a variety of financial instruments, including petroleum call options, foreign currency average rate options, and interest rate swap and interest rate cap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

Notional Amounts and Credit Exposure of Derivatives

The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which relate to interest rates, exchange rates and other indices.

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

Fuel Price Risk Management

The Company has entered into petroleum call option contracts to provide some short-term protection against a sharp increase in jet fuel prices. The petroleum call option contracts generally cover the Company's forecasted jet fuel needs for three to six months. Gains, if any, on these option contracts are recognized as a component of fuel expense when the underlying fuel being hedged is used (deferral method). At December 31, 1997, the Company had petroleum call option contracts outstanding with an aggregate notional amount of $200 million. The fair value of the Company's call option contracts at December 31, 1997, representing the amount the Company would receive if the option contracts were closed, was immaterial. During the year ended December 31, 1996, the Company recognized gains of approximately $65 million under this risk reduction strategy.

Foreign Currency Exchange Risk Management

CMI purchases foreign currency average rate option contracts that effectively enable it to sell Japanese yen expected to be received from yen-denominated ticket sales over the next nine to twelve months at specified dollar amounts. The option contracts have only nominal intrinsic value at the time of purchase. These contracts are designated and effective as hedges of probable monthly yen-denominated sales transactions, which otherwise would expose the Company to foreign currency risk. Gains, if any, on these average rate option contracts are deferred and recognized as a component of passenger revenue when the related sale is recognized (deferral method). At December 31, 1997, CMI had average rate option contracts outstanding with a notional value of $266 million; the related fair value, representing the amount CMI would receive to terminate the agreements, was immaterial. During the year ended December 31, 1997, the Company recognized gains of approximately $10 million under these option contracts.

Interest Rate Risk Management

The Company entered into an interest rate cap agreement to reduce the impact of potential increases in interest rates on a floating rate bank financing. The interest rate cap agreement has a notional value of $142 million and is effective through July 31, 2001. The interest rate cap limits the amount of potential increase in the Eurodollar or Prime rate component of the floating rate to a maximum of 9% over the term of the contract. The fair value is immaterial. Payments to be received as a result of the cap agreement are accrued as a reduction in interest expense (accrual method).

Fair Value of Other Financial Instruments

(a)  Cash equivalents -

     Cash equivalents consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short maturity.

(b)  Investment in Equity Securities -

     Continental's investment in America West Holdings Corporation ("America West") is classified as available-for-sale and carried at an aggregate market value of $9 million and $8 million at December 31, 1997 and 1996, respectively.
     Included in stockholders' equity at December 31, 1997 and 1996 is a net unrealized gain of $4 million.

     Since a readily determinable market value does not exist for the Company's investment in AMADEUS (see Note 11), the investment is carried at cost.

(c)  Debt -

     The fair value of the Company's debt with a carrying value of $1.49 billion and $1.36 billion as of December 31, 1997 and 1996, respectively, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability or market prices, approximates $1.47 billion and $1.37 billion, respectively. The fair value of the remaining debt (with a carrying value of $179 million and $209 million, respectively, and primarily relating to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

(d)  Preferred Securities of Trust -

     As of December 31, 1997, the fair value of Continental's 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") (with a carrying value of $242 million), estimated based on market prices, approximates $514 million. The carrying value of the TOPrS was $242 million and the fair value approximated $332 million as of December 31, 1996. See
     Note 6.

NOTE 6 - PREFERRED SECURITIES OF TRUST

Continental Airlines Finance Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, had 4,986,500 and 4,997,000 8-1/2% TOPrS outstanding at December 31, 1997 and 1996, respectively. The TOPrS have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of Class B common stock at a conversion rate of 2.068 shares of Class B common stock for each preferred security (equivalent to $24.18 per share of Class B common stock), subject to adjustment in certain circumstances. Distributions on the preferred securities are payable by the Trust at the annual rate of 8-1/2% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying Consolidated Statements of Operations. The proceeds of the private placement, which totaled $242 million (net of $8 million of underwriting commissions and expense) are included in Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures in the accompanying Consolidated Balance Sheets.

The sole assets of the trust are 8-1/2% Convertible Subordinated Deferrable Interest Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $249 million issued by the Company and which mature on December 1, 2020. The Convertible Subordinated Debentures are redeemable by Continental, in whole or in part, on or after December 1, 1998 at designated redemption prices. If Continental redeems the Convertible Subordinated Debentures, the Trust must redeem the TOPrS on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TOPrS will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

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

NOTE 7 - REDEEMABLE PREFERRED, PREFERRED AND COMMON STOCK

Redeemable Preferred and Preferred Stock

During the years ended December 31, 1997 and 1996, the Company's board of directors declared and issued 13,165 and 49,134 additional shares, respectively, of Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred") in lieu of cash dividends. In April 1997, Continental redeemed for cash all of the 460,247 shares of its Series A 12% Preferred then outstanding for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $48 million.

Redeemable preferred stock consisted of 1,000,000 authorized shares of Series A 12% Preferred with 447,082 shares issued and outstanding at December 31, 1996.

Continental has 10 million shares of authorized preferred stock, none of which were outstanding as of December 31, 1997 or 1996.

Common Stock

Continental has two classes of common stock issued and outstanding, Class A common stock, par value $.01 per share ("Class A common stock") and Class B common stock. Holders of shares of Class A common stock and Class B common stock are entitled to receive dividends when and if declared by the Company's board of directors. Each share of Class A common stock is entitled to 10 votes per share and each share of Class B common stock is entitled to one vote per share. In addition, Continental has authorized 50 million shares of Class D common stock, par value $.01 per share, none of which were outstanding.

The Company's Certificate of Incorporation permits shares of the Company's Class A common stock to be converted into an equal number of shares of Class B common stock. During 1997 and 1996, 900,536 and 3,322,112 shares of the Company's Class A common stock, respectively, were so converted.

Warrants

As of December 31, 1997, the Company had outstanding 3,039,468 Class A Warrants and 308,343 Class B Warrants (collectively, the "Warrants"). As of such date, all of the Class A Warrants were held by Air Partners, L.P. ("Air Partners"), and all of the Class
B Warrants were held by a limited partner of Air Partners. The Warrants entitle the holder to purchase one share of Class A common stock or Class B common stock as follows: (i) 2,298,134 Class A Warrants and 186,134 Class B Warrants have an exercise price of $7.50 per share, and (ii) 741,334 Class A Warrants and 122,209 Class B Warrants have an exercise price of $15 per share. The Warrants expire on April 27, 1998.

On June 2, 1997, the Company purchased for $94 million from Air Partners warrants to purchase 3,842,542 shares of Class B common stock (representing a portion of the total warrants held by Air Partners). The purchase price represented the intrinsic value of the warrants (the difference between the closing market price of the Class B common stock on May 28, 1997 ($34.25) and the applicable exercise price).

On November 21, 1996, Air Partners exercised its right to sell to the Company, and the Company subsequently purchased, for $50 million, Warrants to purchase 2,614,379 shares of Class B common stock (representing a portion of the total Warrants held by Air Partners) pursuant to an agreement entered into earlier in 1996 with the Company.

On September 29, 1995, Continental purchased 2,735,760 Class A
Warrants and 9,699,510 Class B Warrants for an aggregate purchase price of $56 million (including a waiver fee of $5 million paid to a major creditor of the Company).

NOTE 8 - STOCK PLANS AND AWARDS

Stock Options

On May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Stock Incentive Plan, as amended (the "97 Incentive Plan") under which the Company may grant options to purchase shares of Class B common stock to non-employee directors of the Company and employees of the Company or its subsidiaries. Subject to adjustment as provided in the 97 Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the 97 Incentive Plan may not exceed 2,000,000 shares, which may be originally issued or treasury shares or a combination thereof. The maximum number of shares of Class B common stock that may be subject to options granted to any one individual during any calendar year may not exceed 200,000 shares (subject to adjustment as provided in the 97 Incentive Plan). The total shares remaining available for grant under the 97 Incentive Plan at December 31, 1997 was 604,000. Stock options granted under the 97 Incentive Plan generally vest over a period of three years and have a term of five years.

Under the Continental Airlines, Inc. 1994 Incentive Equity Plan, as amended (the "94 Incentive Plan"), key officers and employees of the Company and its subsidiaries received stock options and/or restricted stock. The 94 Incentive Plan also provided for each outside director to receive on the day following the annual stockholders' meeting options to purchase 5,000 shares of Class B common stock. The maximum number of shares of Class B common stock that may be issued under the 94 Incentive Plan will not in the aggregate exceed 9,000,000. The total remaining shares available for grant under the 94 Incentive Plan at December 31, 1997 was 141,671. In 1995, the 94 Incentive Plan was amended to provide for the exchange and repricing of substantially all the outstanding stock options for new options bearing a shorter exercise term and generally exercisable at a price lower than that of the cancelled options, subject to certain conditions. The exercise price for the repriced options equaled the market value per share on the date of grant ($8.00). As a result of the repricing, stock options generally vest over a period of three years and have a term of five years.

Under the terms of the 97 and 94 Incentive Plans, a change of control would result in all outstanding options under these plans becoming exercisable in full and restrictions on restricted shares being terminated (see Note 17).

The table on the following page summarizes stock option transactions pursuant to the Company's 94 and 97 Incentive Plans
(share data in thousands):

                         1997                    1996                     1995
                             Weighted-                 Weighted-                Weighted-
                             Average                   Average                  Average
                 Options  Exercise Price   Options  Exercise Price  Options  Exercise Price
Outstanding at
 Beginning of
 Year. . . . . .  5,809       $17.37       4,769       $ 8.41        3,443        $10.19

Granted* . . . .  1,968       $29.34       3,307       $25.07        4,322        $ 8.43

Exercised  . . . (1,582)      $11.72      (1,747)      $ 8.23         (361)       $ 9.25

Cancelled. . . .   (195)      $22.49        (520)      $14.83       (2,635)       $10.58

Outstanding at
 End of Year . .  6,000       $22.62       5,809       $17.37        4,769        $ 8.41

Options
 exercisable
 at end of
 year. . . . . .  1,235         -            656         -           1,079          -

*The option price for all stock options is equal to 100% of the fair market value at the date of grant.

Options granted during 1995 include the grant of repriced options; options cancelled during
1995 include the cancellation of the higher priced options.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 1997 (share data in thousands):

                       Options Outstanding

                                     Weighted
                                     Average
                                    Remaining
   Range of                        Contractual  Weighted Average
Exercise Prices       Outstanding     Life       Exercise Price
 $3.88-$8.00            1,178         3.10           $7.54
 $8.19-$22.38             389         3.91          $16.59
$22.56-$23.00           1,328         3.12          $22.99
$23.25-$27.88             467         3.82          $25.63
$27.94-$48.88           2,638         4.08          $29.53

 $3.88-$48.88           6,000         3.64          $22.62

                       Options Exercisable

   Range of                                     Weighted Average
Exercise Prices            Exercisable           Exercise Price
 $3.88-$8.00                   287                  $ 7.63
 $8.19-$22.38                  186                  $16.55
$22.56-$23.00                  359                  $22.99
$23.25-$27.88                   77                  $25.05
$27.94-$48.88                  326                  $30.53

 $3.88-$48.88                1,235                  $20.57

Restricted Stock

The 97 Incentive Plan permits awards of restricted stock to participants, subject to one or more restrictions, including a restriction period, and a purchase price, if any, to be paid by the participant. In connection with the plan, 100,000 shares have been authorized for issuance as restricted stock (subject to adjustment as provided in the 97 Incentive Plan). As of December 31, 1997, no awards of restricted stock had been made.

The 94 Incentive Plan also permitted awards of restricted stock to participants, subject to one or more restrictions, including a restriction period, and a purchase price, if any, to be paid by the participant. In connection with the plan, 600,000 shares were authorized for issuance as restricted stock. As of December 31, 1997, 35,000 shares were available for grant as restricted stock.

Additionally, on March 4, 1994, the Board approved a one-time grant of 2,014,000 shares of restricted stock to substantially all employees at or below the manager level. These shares were issued at no cost to the employees and vest in 25 percent increments on each of January 2, 1995, 1996, 1997 and 1998.

Employee Stock Purchase Plans

On May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Employee Stock Purchase Plan (the "97 Stock Purchase Plan"). Under the 97 Stock Purchase Plan, all employees of the Company, including CMI and Express, may purchase shares of Class B common stock of the Company at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. Subject to adjustment, a maximum of 1,750,000 shares of Class B common stock are authorized for issuance under the 97 Stock Purchase Plan. During 1997, 148,186 shares of Class B common stock were issued at prices ranging from $23.38 to $29.33.

Under the Continental Airlines, Inc. 1994 Employee Stock Purchase Plan, as amended (the "94 Stock Purchase Plan"), which terminated on December 31, 1996, substantially all employees of the Company could purchase shares of Class B common stock at 85% of the lower of the fair market value on the first or last business day of a calendar quarter. Subject to adjustment, a maximum of 8,000,000 shares of Class B common stock were authorized for purchase under the 94 Stock Purchase Plan. During 1997, 70,706 shares were issued at a price of $19.55 per share that related to contributions made in the fourth quarter of 1996. During 1996 and 1995, 191,809 and 518,428 shares, respectively, of Class B common stock were issued at prices ranging from $15.81 to $23.96 in 1996 and $4.31 to $10.63 in 1995 in connection with the 94 Stock Purchase Plan.

Pro Forma SFAS 123 Results

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 5.8% and 6.2%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 34% for 1997 and 39% for 1996 and 1995; and a weighted-average expected life of the option of 2.5 years, 2.6 years and 2.3 years. The weighted average fair value of the stock options granted in 1997, 1996 and 1995 was $7.87, $7.55 and $2.35, respectively. The fair value of the purchase rights under the Stock Purchase Plans was also estimated using the Black-Scholes model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk free interest rates of 5.2%, 5.2% and 5.8%; dividend yields of 0%; expected volatility of 34% for 1997 and 39% for 1996 and 1995; and an expected life of .33 years for 1997 and 0.25 years for 1996 and 1995. The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $7.38, $5.75 and $1.89, respectively.

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

Assuming that the Company had accounted for its employee stock options and purchase rights using the fair value method and amortized the resulting amount to expense over the options' vesting period net income would have been reduced by $11 million, $9 million and $5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Basic EPS would have been reduced by 18 cents, 17 cents and 10 cents for the years ended December 31, 1997, 1996 and 1995, respectively, and diluted EPS would have been reduced by 14 cents, 11 cents and 6 cents for the same periods, respectively. The pro forma effect on net income is not representative of the pro forma effects on net income in future years because it did not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all domestic employees of the Company are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. For the years ended December 31, 1997, 1996 and 1995, total pension expense for the defined benefit plans was $41
million, $45 million and $40 million, respectively.   Total expense
for the defined contribution plans was $6 million, $7 million and $6 million, for 1997, 1996 and 1995, respectively.

Net periodic pension cost of the Company's defined benefit plans for 1997, 1996 and 1995 included the following components (in millions):

                                    1997      1996      1995
Service cost - benefits earned
 during the year . . . . . . . .    $38       $38       $30
Interest cost on projected
 benefit obligations . . . . . .     51        45        40
Loss (return) on plan assets . .    (83)      (63)      (79)
Net amortization and deferral. .     35        25        49
Net periodic pension costs . . .    $41       $45       $40

The following table sets forth the defined benefit plans' funded status amounts as of December 31, 1997 and 1996 (in millions):

                            1997                    1996
                   Accumulated   Assets    Accumulated   Assets
                    Benefits     Exceed     Benefits     Exceed
                     Exceed    Accumulated   Exceed    Accumulated
                     Assets     Benefits     Assets     Benefits
Actuarial present
 value of benefit
 obligations:
  Vested . . . . .   $603        $ 83        $308         $ 91
  Non-vested . . .     17           1          96            3
Accumulated
 benefit
 obligations . . .    620          84         404           94
Effect of
 projected future
 salary increases.    141           -         107            -
Projected benefit
 obligation. . . .    761          84         511           94
Plan assets at
 fair value. . . .    529         103         393          115
Projected benefit
 obligation in
 excess of (less
 than) plan
 assets. . . . . .    232         (19)        118          (21)
Unrecognized prior
 service costs . .     (9)          -          (9)           -
Unrecognized net
 gain (loss).. . .    (96)          3          42            7
Additional mini-
 mum liability . .      9           -           2            -
Accrued (pre-
 paid) pension
 liability . . . .   $136        $(16)       $153         $(14)

In accordance with Statement of Financial Accounting Standards
No. 87 - "Employers' Accounting for Pensions", an additional minimum pension liability for certain plans, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1997 and 1996. A corresponding amount was recognized as a separate reduction to stockholders' equity.

Plan assets consist primarily of equity securities (including
50,000 and 100,000 shares of Class B common stock) as of December
31, 1997 and 1996, respectively, long-term debt securities and short-term investments.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25%, 7.75% and 7.25% for 1997, 1996 and 1995, respectively. The expected long-term rate of return on assets (which is used to calculate the Company's return on pension assets for the current year) was 9.25% for each of 1997, 1996 and 1995. The weighted average rate of salary increases was 4.9% for each of 1997, 1996 and 1995. In 1997, Continental changed from the 1984 Unisex Pensioners Mortality Table to the 1983 Group Annuity Mortality Table which affects the comparability of benefit obligations. The unrecognized net gain (loss) is amortized on a straight-line basis over the average remaining service period of employees expected to receive a plan benefit.

Continental's policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service ("IRS") requirements as modified, to the extent applicable, by agreements with the IRS.

The Company also has a profit sharing program under which an award pool consisting of 15.0% of the Company's annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all employees (other than employees whose collective bargaining agreement provides otherwise or who otherwise receive profit sharing payments as required by local law) on a pro rata basis according to base salary. The profit sharing expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 was $105 million, $68 million and $31 million, respectively.

NOTE 10 - INCOME TAXES

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax provision for the years ended December 31, 1997, 1996 and 1995 are as follows (in millions):

                            Amount                Percent
                      1997   1996   1995   1997    1996    1995
Income tax pro-
 vision at
 United States
 statutory rates . .  $224   $150   $109   35.0 %  35.0 %  35.0 %
State income tax
 provision . . . . .     9      6      5    1.4     1.4     1.6
Reorganization value
 in excess of
 amounts allocable
 to identifiable
 assets. . . . . . .     4      5     20    0.6     1.2     6.5
Meals and
 entertainment
 disallowance. . . .     9      7      6    1.4     1.6     1.9
Net operating loss
 not benefitted. . .   (15)   (88)   (67)  (2.3)  (20.5)  (21.6)
Other. . . . . . . .     6      6      5    1.0     1.4     1.6
Income tax
 provision, net. . .  $237   $ 86   $ 78   37.1 %  20.1 %  25.0 %

The significant component of the provision for income taxes for the year ended December 31, 1997, 1996 and 1995 was a deferred tax provision of $220 million, $80 million and $71 million, respectively. The provision for income taxes for the period ended December 31, 1997, 1996 and 1995 also reflects a current tax provision in the amount of $17 million, $6 million and $7 million, respectively, as the Company is in an alternative minimum tax position for federal income tax purposes and pays current state income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows (in millions):

                                              1997       1996
Spare parts and supplies, fixed assets
 and intangibles . . . . . . . . . . . . .   $  639     $  635
Deferred gain. . . . . . . . . . . . . . .       63         62
Capital and safe harbor lease activity . .       49         34
Other, net . . . . . . . . . . . . . . . .       39         34

Gross deferred tax liabilities . . . . . .      790        765

Accrued liabilities. . . . . . . . . . . .     (370)      (370)
Revaluation of leases. . . . . . . . . . .      (16)       (34)
Net operating loss carryforwards . . . . .     (631)      (804)
Investment tax credit carryforwards. . . .      (45)       (45)
Minimum tax credit carryforward. . . . . .      (21)       (10)

Gross deferred tax assets. . . . . . . . .   (1,083)    (1,263)

Deferred tax assets valuation allowance. .      617        694

Net deferred tax liability . . . . . . . .      324        196

Less:  current deferred tax (asset)
 liability . . . . . . . . . . . . . . . .     (111)       121

Non-current deferred tax liability . . . .   $  435     $   75

At December 31, 1997, the Company has estimated net operating loss carryforwards ("NOLs") of $1.7 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits could be limited. Reflecting this possible limitation, the Company has recorded a valuation allowance of $617 million at December 31, 1997.

In the fourth quarter of 1997, the Company determined that it would be able to recognize an additional $155 million of NOLs attributable to the Company's pre-bankruptcy predecessor. This benefit, $62 million, was used to reduce reorganization value in excess of amounts allocable to identifiable assets. To the extent the Company were to determine in the future that additional NOLs of the Company's pre-bankruptcy predecessor could be recognized in the accompanying consolidated financial statements, such benefit would also reduce reorganization value in excess of amounts allocable to identifiable assets. If such reorganization value is exhausted, such benefit would reduce other intangibles.

The deferred tax valuation allowance decreased from $694 million at December 31, 1996 to $617 million at December 31, 1997. This decrease is related to the realization of deferred tax assets associated with net operating losses that had not previously been benefitted.

Approximately $359 million of the Company's net operating losses can only be used to offset the separate parent company taxable income of Continental Airlines, Inc. Approximately $13 million of the Company's investment tax credits can only be used to offset the separate parent company tax liability of Continental Airlines, Inc.

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

NOTE 12 - ACCRUALS FOR AIRCRAFT RETIREMENTS AND EXCESS FACILITIES

During 1996, the Company made the decision to accelerate the replacement of certain aircraft between August 1997 and December 1999. As a result of its decision to accelerate the replacement of these aircraft, the Company recorded a fleet disposition charge of $128 million. The fleet disposition charge related primarily to
(i) the writedown of Stage 2 aircraft inventory, which is not expected to be consumed through operations, to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms. The majority of the aircraft are being accounted for as operating leases and therefore the Company will continue to recognize rent and amortization expenses on these aircraft until they are removed from service.

During 1994, the Company recorded a $447 million provision associated with (i) the planned early retirement of certain aircraft ($278 million) and (ii) closed or underutilized airport and maintenance facilities and other assets ($169 million).

The following represents the activity within these accruals during the three years ended December 31, 1997 (in millions):

                                        1997    1996    1995
Total accruals at beginning of year. .  $205    $220    $443
Net cash payments:
 Aircraft related. . . . . . . . . . .   (25)    (52)    (59)
 Underutilized facilities and other. .   (13)    (17)    (20)
Decrease in accrual for grounded
 aircraft. . . . . . . . . . . . . . .   (16)      -       -
Fleet disposition charge for cost of
 return of leased aircraft . . . . . .     -      54       -
Issuance of the Convertible Secured
 Debentures. . . . . . . . . . . . . .     -       -    (158)
Increase in accrual for underutilized
 facilities. . . . . . . . . . . . . .     -       -      14
Total accruals at end of year. . . . .   151     205     220
Portion included in accrued other
 liabilities . . . . . . . . . . . . .   (28)    (17)    (45)
Accrual for aircraft retirements and
 excess facilities . . . . . . . . . .  $123    $188    $175

The remaining accruals relate primarily to anticipated cash outlays associated with (i) underutilized airport facilities (primarily associated with Denver International Airport), (ii) the return of leased aircraft and (iii) the remaining liability associated with the grounded aircraft. The Company has assumed certain sublease rental income for these closed and underutilized facilities and grounded aircraft in determining the accrual at December 31, 1997. However, should actual sublease rental income be different from the Company's estimates, the actual charge could be different from the amount estimated. The remaining accrual represents cash outlays to be incurred over the remaining lease terms (from one to 13 years).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In March 1998, Continental announced the conversion of 15 Boeing
737 option aircraft to 15 Boeing 737-900 firm aircraft and the addition of 25 option aircraft.

As of March 18, 1998, Continental had firm commitments with Boeing to take delivery of a total of 154 jet aircraft (including the Boeing 737-900 aircraft described above) during the years 1998 through 2005 with options for an additional 61 aircraft (exercisable subject to certain conditions). These aircraft will replace older, less efficient Stage 2 aircraft and allow for the growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $6.7 billion. As of March 18, 1998, Continental had completed or had third party commitments for a total of approximately $1.6 billion in financing for its future Boeing deliveries, and had commitments or letters of intent from various sources for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with a combination of enhanced equipment trust certificates, lease equity and other third party financing subject to availability and market conditions. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

In September 1996, Express placed a firm order for 25 Embraer ERJ-145 regional jets, with options for an additional 175 aircraft exercisable through 2008. In June 1997, Express exercised its option to order 25 of such option aircraft and expects to confirm its order for an additional 25 of its remaining option aircraft by August 1998. Neither Express nor Continental will have any obligation to take such aircraft that are not financed by a third party and leased to Continental. Express took delivery of 18 of the aircraft through December 31, 1997 and will take delivery of the remaining 32 aircraft through the third quarter of 1999. Continental expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1998 capital expenditures, exclusive of fleet plan requirements, to aggregate $211 million primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of US Airways, Inc. ("US Airways") related to the East End Terminal at LaGuardia Airport in New York. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to reoccupy the terminal.

In April 1997, collective bargaining agreement negotiations began with the Independent Association of Continental Pilots ("IACP") to amend both the Continental pilots' contract (which became amendable in July 1997) and Express pilots' contract (which became amendable in October 1997). In February 1998, a five-year collective bargaining agreement with the Continental Airlines pilots was announced by the Company and the IACP. In March 1998, Express also announced a five-year collective bargaining agreement with its pilots. These agreements are subject to approval by the IACP board of directors and ratification by the Continental and Express pilots. In September 1997, Continental announced that it intends to bring all employees to industry standard wages (the average of the top ten air carriers as ranked by the DOT excluding Continental) within 36 months. The announcement further stated that wage increases will be phased in over the 36-month period as revenue, interest rates and rental rates reached industry standards.

In February 1998, Continental began a block space arrangement whereby Continental is committed to purchase capacity on another carrier at a cost of approximately $147 million per year. This arrangement is for 10 years.

Legal Proceedings

The Company and/or certain of its subsidiaries are defendants in various lawsuits, including suits relating to certain environmental claims, the Company's consolidated Plan of Reorganization under Chapter 11 of the federal bankruptcy code which became effective on April 27, 1993, the Company's long-term global alliance agreement with Northwest Airlines, Inc. ("Northwest") entered into in connection with Air Partners' disposition of its interest in Continental to an affiliate of Northwest (see Note 16) and proceedings arising in the normal course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on the Company's financial position, results of operations and cash flows, it is the opinion of management, after consulting with counsel, that the ultimate disposition of such suits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 14 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 1997, 1996 and 1995, other than those discussed elsewhere in the Notes to Consolidated Financial
Statements.

In connection with certain synergies agreements, Continental paid Air Canada $30 million, $16 million and $38 million for the years ended December 31, 1997, 1996 and 1995, respectively, and Air Canada paid Continental $16 million, $17 million and $16 million in 1997, 1996 and 1995, respectively, primarily relating to aircraft maintenance.

The Company and America West, in which David Bonderman holds a significant interest, entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. Mr. Bonderman is a director of the Company and holds a significant interest in the Company. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, Continental paid America West $16 million, $15 million and $11 million in 1997, 1996 and 1995, respectively, and America West paid Continental $23 million, $22 million and $14 million in 1997, 1996 and 1995, respectively.

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

On June 2, 1997, the Company purchased for $94 million from Air Partners warrants to purchase 3,842,542 shares of Class B common stock (representing a portion of the total warrants held by Air Partners). The purchase price represented the intrinsic value of the warrants (the difference between the closing market price of the Class B common stock on May 28, 1997 ($34.25) and the applicable exercise price).

In July 1997, the Company purchased the rights of United Micronesia Development Association, Inc. ("UMDA") to receive future payments under a services agreement between UMDA and CMI (pursuant to which CMI was to pay UMDA approximately 1% of the gross revenues of CMI, as defined, through January 1, 2012, which payment by CMI to UMDA totaled $1 million, $6 million and $6 million in 1997, 1996 and 1995, respectively) and UMDA's 9% interest in AMI, terminated the Company's obligations to UMDA under a settlement agreement entered into in 1987, and terminated substantially all of the other contractual arrangements between the Company, AMI and CMI, on the one hand, and UMDA on the other hand, for an aggregate consideration of $73 million.

In connection with the Company's $320 million secured term loan financing, entered into in 1996, CMI paid UMDA a dividend of approximately $13 million in 1996.

NOTE 15 - FOREIGN OPERATIONS

Continental conducts operations in various foreign countries.
Operating revenue from foreign operations are as follows (in millions):

                               Year Ended December 31,
                               1997      1996      1995
Pacific                       $  648    $  699    $  742
Atlantic                         778       494       390
Latin America                    532       372       311

                              $1,958    $1,565    $1,443

NOTE 16 - SUBSEQUENT EVENTS

The Company announced on January 26, 1998 that Air Partners, the holder of 5,263,188 shares of Continental's Class A common stock and warrants to purchase 3,039,468 shares of Class A common stock, which represent, assuming exercise of the warrants, approximately 14% of the Company's common stock equity and approximately 51% of its outstanding voting power, had entered into an agreement to dispose of its interest in the Company to an affiliate of Northwest (the "Air Partners Transaction"). The Air Partners Transaction is subject to, among other matters, governmental approval and expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement also extends to an affiliate of Air Partners a right of first offer to purchase certain shares of Class A common stock to be acquired by Northwest or its affiliates if such entities intend to dispose of those securities prior to the fifth anniversary of the closing of the Air Partners Transaction. Upon completion of the Air Partners Transaction, a change of control will result under the 97 and 94 Incentive Plans and all outstanding options and restricted stock under these plans will become fully vested. The Company also announced on January 26, 1998, that in connection with the Air Partners Transaction, the Company had entered into a long-term global alliance with Northwest.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 1997 and 1996 is as follows (in millions, except per share data):

                                                          Three Months Ended
                                              March 31  June 30  September 30  December 31
1997
 Operating revenue . . . . . . . . . . . . .  $1,698    $1,786     $1,890        $1,839
 Operating income. . . . . . . . . . . . . .     146       231        207           132
 Nonoperating income (expense), net. . . . .     (22)      (23)       (21)          (10)
 Net income. . . . . . . . . . . . . . . . .      74       128        110            73

 Earnings per common share:
   Income before extraordinary loss (a). . .  $ 1.28    $ 2.22     $ 1.97        $ 1.26
   Extraordinary loss, net of tax. . . . . .       -         -      (0.07)            -
   Net income (a). . . . . . . . . . . . . .  $ 1.28    $ 2.22     $ 1.90        $ 1.26

 Earnings per common share assuming
  dilution:
   Income before extraordinary loss (a). . .  $ 0.96    $ 1.63     $ 1.48        $ 0.97
   Extraordinary loss, net of tax. . . . . .       -         -      (0.04)            -
   Net income (a). . . . . . . . . . . . . .  $ 0.96    $ 1.63     $ 1.44        $ 0.97


                                                                  (continued on next page)

                                                          Three Months Ended
                                              March 31  June 30  September 30  December 31
1996
 Operating revenue . . . . . . . . . . . . .  $1,489    $1,639     $1,671        $1,561
 Operating income. . . . . . . . . . . . . .     120       229         77            99
 Nonoperating income (expense), net. . . . .     (25)      (23)       (30)          (19)
 Net income. . . . . . . . . . . . . . . . .      88       167         17            47

 Earnings per common share:
   Income before extraordinary loss (a). . .  $ 1.60    $ 3.05     $ 0.42        $ 0.82
   Extraordinary loss, net of tax. . . . . .       -         -      (0.12)            -
   Net income (a). . . . . . . . . . . . . .  $ 1.60    $ 3.05     $ 0.30        $ 0.82

 Earnings per common share assuming
  dilution:
   Income before extraordinary loss (a). . .  $ 1.19    $ 2.09     $ 0.34        $ 0.62
   Extraordinary loss, net of tax. . . . . .       -         -      (0.08)            -
   Net income (a). . . . . . . . . . . . . .  $ 1.19    $ 2.09     $ 0.26        $ 0.62



(a)  The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.
During the third quarter of 1997, in connection with the prepayment of certain indebtedness, Continental recorded a $4 million after tax extraordinary loss relating to early extinguishment of debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent public auditors during the registrant's two most recent fiscal years or any subsequent interim period.

                           PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 21, 1998.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)  The following financial statements are included in Item 8.
     "Financial Statements and Supplementary Data":

     Report of Independent Auditors
     Consolidated Statements of Operations for each of the Three
       Years in the Period Ended December 31, 1997
     Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Cash Flows for each of the Three
       Years in the Period Ended December 31, 1997
     Consolidated Statements of Redeemable Preferred Stock and
       Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1997
     Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules:

     Report of Independent Auditors
     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

(c)  Reports on Form 8-K.

       (i) Report on Form 8-K dated September 25, 1997, with respect to Item 7. Financial Statements and Exhibits related to the offering of Continental Airlines, Inc.'s Pass Through Certificates, Series 1997-3.

      (ii) Report on Form 8-K dated October 6, 1997, with respect to Item 7. Financial Statements and Exhibits related to the Form of Pass Through Trust Agreement and
            Statement of Eligibility of Wilmington Trust Company on
            Form T-1.

     (iii) Report on Form 8-K dated October 23, 1997, with respect to Item 7. Financial Statements and Exhibits related to the offering of Continental Airlines, Inc.'s Pass
            Through Certificates, Series 1997-4.




(d)  See accompanying Index to Exhibits.

                 REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Continental Airlines, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 9, 1998, except for Note 13, as to which the date is March 18, 1998 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in
Item 14(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                     ERNST & YOUNG LLP


Houston, Texas
March 18, 1998

                  CONTINENTAL AIRLINES, INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      For the Years Ended December 31, 1997, 1996, and 1995
                          (In millions)





                                    Allowance
                                   for Doubtful  Allowance for
                                    Receivables  Obsolescence
  Balance, December 31, 1994 . . .      $38          $36

    Additions charged to expense .       24           12
    Deductions from reserve. . . .      (15)         (12)
    Other. . . . . . . . . . . . .       (3)           -

  Balance, December 31, 1995 . . .       44           36

    Additions charged to expense .       16           18
    Deductions from reserve. . . .      (31)          (8)
    Other. . . . . . . . . . . . .       (2)           1

  Balance, December 31, 1996 . . .       27           47

    Additions charged to expense .       12           12
    Deductions from reserve. . . .      (21)          (4)
    Other. . . . . . . . . . . . .        5           (4)

  Balance, December 31, 1997 . . .      $23          $51

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

                                   CONTINENTAL AIRLINES, INC.


                                   By /s/ LAWRENCE W. KELLNER
                                      Lawrence W. Kellner
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of Registrant)

Date:  March 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 19, 1998.

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

      WILLIAM S. PRICE III*    Director
      William Price III

      DONALD L. STURM*         Director
      Donald L. Sturm

      KAREN HASTIE WILLIAMS*   Director
      Karen Hastie Williams

      CHARLES A. YAMARONE*     Director
      Charles A. Yamarone


      *By /s/ LAWRENCE W. KELLNER
          Lawrence W. Kellner
          Attorney-in-Fact
          March 19, 1998
INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.

2.1       Revised Third Amended Disclosure Statement Pursuant to
          Section 1125 of the Bankruptcy Code with Respect to Debtors' Revised Second Amended Joint Plan of Reorganization Under Chapter 11 of the United States Bankruptcy Code, as filed with the Bankruptcy Court on January 13, 1993 -- incorporated by reference from
          Exhibit 2.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 1992 (File no. 0-9781).

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

4.1 Specimen Class A Common Stock Certificate of the Company -- incorporated by reference to Exhibit 4.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 1995 (File no. 0-9781) (the "1995 10-
          K").

4.2 Specimen Class B Common Stock Certificate of the Company -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-
          68870) (the "1993 S-1").

4.3 Subscription and Stockholders' Agreement -- incorporated by reference to Exhibit 4.5 to the April 8-K.

4.3(a) Amendment to Stockholders' Agreement dated April 19, 1996 among the Company, Air Partners and Air Canada -- incorporated by reference to Exhibit 10.1 to Continental's Form S-3 Registration Statement (No. 333-
          02701) (the "1996 S-3").

4.4 Amended and Restated Registration Rights Agreement dated April 19, 1996 among the Company, Air Partners and Air
          Canada -- incorporated by reference to Exhibit 10.2 to the 1996 S-3.

4.5       Warrant Agreement dated as of April 27, 1993, between
          Continental and Continental as warrant agent -- incorporated by reference to Exhibit 4.7 to the April 8-K.

4.6 Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1 Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey and People Express Airlines, Inc., regarding Terminal C (the "Terminal C Lease") -- incorporated by reference to
          Exhibit 10.61 to the Annual Report on Form 10-K (File No. 0-9781) of People Express Airlines, Inc. for the year ended December 31, 1984.

10.1(a) Supplemental Agreements Nos. 1 through 6 to the Terminal C Lease -- incorporated by reference to Exhibit 10.3 to Continental's Annual Report on Form 10-K (File No. 1-
          8475) for the year ended December 31, 1987 ("the 1987 10-
          K").

10.1(b) Supplemental Agreement No. 7 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K (File No. 1-
          8475) for the year ended December 31, 1988.

10.1(c) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.1(d) Supplemental Agreements No. 12 through 15 to the Terminal C Lease -- incorporated by reference to Exhibit 10.2(d) to the 1995 10-K.

10.1(e)   Supplemental Agreement No. 16 to the Terminal C Lease.
          (3)

10.2 Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and
          Continental  --  incorporated by reference to Exhibit
          10.2 to the 1987 10-K.

10.3* Amended and restated employment agreement between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.4 to the 1995 10-K.

10.3(a)* Amendment to employment agreement, dated as of April 19, 1996, between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "1996 Second Quarter 10-Q").

10.3(b)* Amendment to employment agreement, dated as of September 30, 1996, between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to the 1996
          Third Quarter 10-Q.

10.4* Amended and restated employment agreement between the Company and Gregory D. Brenneman -- incorporated by ref-erence to Exhibit 10.5 to the 1995 10-K.

10.4(a)* Amendment to employment agreement, dated as of April 19, 1996, between the Company and Gregory D. Brenneman -- incorporated by reference to Exhibit 10.2 to the 1996
          Second Quarter 10-Q.

10.4(b)* Amendment to employment agreement, dated as of September 30, 1996, between the Company and Gregory D. Brenneman -- incorporated by reference to Exhibit 10.2 to the 1996
          Third Quarter 10-Q.

10.5* Amended and restated employment agreement between the Company and Lawrence W. Kellner -- incorporated by ref-erence to Exhibit 10.3 to the 1996 Second Quarter 10-Q.

10.6* Amended and restated employment agreement between the Company and C.D. McLean -- incorporated by reference to
          Exhibit 10.8 to the 1995 10-K.

10.7* Form of amendment to employment agreements, dated as of April 19, 1996, between the Company and, respectively, Lawrence W. Kellner and C.D. McLean -- incorporated by reference to Exhibit 10.4 to the 1996 Second Quarter 10-Q.

10.7(a)* Form of amendment to employment agreements, dated as of September 30, 1996, between the Company and, respectively, Lawrence W. Kellner and C.D. McLean -- incorporated by reference to Exhibit 10.3 to the 1996
          Third Quarter 10-Q.

10.8* Amended and restated employment agreement, as amended, between the Company and Jeffery A. Smisek -- incorporated by reference to Exhibit 10.2 to the Continental Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "1997 First Quarter 10-Q").

10.9*     Executive Bonus Program -- incorporated by reference to
          Appendix B to the Company's proxy statement relating its annual meeting of stockholders held on June 26, 1996.

10.10*    Continental Airlines, Inc. 1994 Incentive Equity Plan
          ("1994 Equity Plan") -- incorporated by reference to
          Exhibit 4.3 to the Company's Form S-8 Registration
          Statement (No. 33-81324).

10.10(a)* First Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1995.

10.10(b)* Second Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 4.3(c) to the 1996 S-8.

10.10(c)* Third Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.4 to the 1996 Third Quarter 10-Q.

10.10(d)* Fourth Amendment to 1994 Equity Plan.  (3)

10.10(e)* Form of Employee Stock Option Grant pursuant to the 1994
          Equity Plan.  (3)

10.10(f)* Form of Outside Director Stock Option Grant pursuant to the 1994 Equity Plan.  (3)

10.10(g)* Form of Restricted Stock Grant pursuant to the 1994
          Equity Plan.  (3)

10.11*    Continental Airlines, Inc. 1997 Stock Incentive Plan
          ("1997 Incentive Plan") -- incorporated by reference to
          Exhibit 4.3 to Continental's Form S-8 Registration
          Statement (No. 333-23165).

10.11(a)* First Amendment to 1997 Incentive Plan.  (3)

10.11(b)* Form of Employee Stock Option Grant pursuant to the 1997
          Incentive Plan.  (3)

10.11(c)*Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan.  (3)

10.12* Form of Letter Agreement relating to certain flight benefits between the Company and each of its nonemployee directors -- incorporated by reference to Exhibit 10.19 of the 1995 10-K.

10.13 Purchase Agreement No. 1783, including exhibits and side letters thereto, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 757 aircraft ("Purchase Agreement No. 1783") -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993. (1)

10.13(a) Supplemental Agreement No. 4 to Purchase Agreement No. 1783, dated March 31, 1995 -- incorporated by reference to Exhibit 10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 0-9781). (1)

10.13(b)  Supplemental Agreement No. 6 to Purchase Agreement No.
          1783, dated June 13, 1996 -- incorporated by reference to
          Exhibit 10.6 to the 1996 Second Quarter 10-Q.  (1)

10.13(c)  Supplemental Agreement No. 7 to Purchase Agreement No.
          1783, dated July 23, 1996 -- incorporated by reference to
          Exhibit 10.6(a) to the 1996 Second Quarter 10-Q. (1)

10.13(d) Supplemental Agreement No. 8 to Purchase Agreement No. 1783, dated October 27, 1996 -- incorporated by reference to Exhibit 10.11(d) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"). (1)

10.13(e) Letter Agreement No. 6-1162-GOC-044 to Purchase Agreement No. 1783, dated March 21, 1997 -- incorporated by reference to Exhibit 10.4 to the 1997 First Quarter 10-Q.
          (2)

10.13(f) Supplemental Agreement No. 9 to Purchase Agreement No. 1783, dated August 13, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (2)

10.13(g) Supplemental Agreement No. 10, including side letters, to Purchase Agreement No. 1783, dated October 10, 1997.
          (2)(3)

10.14 Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("Purchase Agreement No. 1951") -- incorporated by reference to Exhibit 10.8 to the 1996 Second Quarter 10-Q. (1)

10.14(a)  Supplemental Agreement No. 1 to Purchase Agreement No.
          1951, dated October 10, 1996 -- incorporated by reference to Exhibit 10.14(a) to the 1996 10-K. (1)

10.14(b)  Supplemental Agreement No. 2 to Purchase Agreement No.
          1951, dated March 5, 1997 -- incorporated by reference to
          Exhibit 10.3 to the 1997 First Quarter 10-Q.  (2)

10.14(c) Supplemental Agreement No. 3, including exhibit and side letter, to Purchase Agreement No. 1951, dated July 17,
          1997.  (2)(3)

10.14(d) Supplemental Agreement No. 4, including exhibits and side letters, to Purchase Agreement No. 1951, dated October
          10, 1997.  (2)(3)

10.15 Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997. (2)(3)

10.15(a) Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company.
          (2)(3)

10.16 Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October
          10, 1997, relating to the purchase of Boeing 767 aircraft ("Purchase Agreement No. 2060"). (2)(3)

10.16(a)  Supplement Agreement No. 1 to Purchase Agreement No.
          2060.  (2)(3)

10.17 Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October
          10, 1997, relating to the purchase of Boeing 777 aircraft ("Purchase Agreement No. 2061"). (2)(3)

10.17(a)  Supplemental Agreement No. 1 to Purchase Agreement No.
          2061.  (2)(3)

10.18 Lease Agreement dated as of May 1992 between the City and County of Denver, Colorado and Continental regarding
          Denver International Airport -- incorporated by reference to Exhibit 10.17 to the 1993 S-1.

10.18(a) Supplemental Lease Agreement, including an exhibit thereto, dated as of April 3, 1995 between the City and County of Denver, Colorado and Continental and United Air Lines, Inc. regarding Denver International Airport -- incorporated by reference to Exhibit 10.15(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-9781).

10.19 Lease Agreement, as amended and supplemented, between the Company and the City of Houston, Texas regarding Terminal C of George Bush Intercontinental Airport -- incorporated by reference to Exhibit 10.5 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (the "1993 Third Quarter 10-Q").

10.20 Agreement and Lease dated as of May 1987, as supplemented, between the City of Cleveland, Ohio and Continental regarding Cleveland Hopkins International
          Airport -- incorporated by reference to Exhibit 10.6 to the 1993 Third Quarter 10-Q.

10.21 Third Revised Investment Agreement, dated April 21, 1994, between America West Airlines, Inc. and AmWest Partners, L.P. -- incorporated by reference to Exhibit 1 to Continental's Schedule 13D relating to America West
          Airlines, Inc. filed on August 25, 1994.

10.22 Governance Agreement, dated January 25, 1998, among Continental, Newbridge Parent Corporation and Northwest Airlines Corporation (the "Governance Agreement") -- incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K, dated January 25, 1998.

10.22(a)  First Amendment to the Governance Agreement, dated March
          2, 1998.  (3)

10.23     Letter Agreement No. 11 between the Company and General
          Electric Company, dated December 22, 1997, relating to certain long-term engine purchase commitments of the Company. (2)(3)

21.1      List of Subsidiaries of Continental.  (3)

23.1      Consent of Ernst & Young LLP.  (3)

24.1     Powers of attorney executed by certain directors and
          officers of Continental.  (3)

27.1      Financial Data Schedule.  (3)

__________

*These exhibits relate to management contracts or compensatory plans or arrangements.

(1) The Commission has granted confidential treatment for a portion of this exhibit.
(2) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.
(3)  Filed herewith.