Form 10-Q
period 1998-03-31
CONTINENTAL AIRLINES INC /DE/
filed 1998-05-07
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of April 24, 1998, 11,418,932 shares of Class A common stock and 50,325,443 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                                           Three Months
                                          Ended March 31,
                                          1998        1997
                                             (Unaudited)
Operating Revenue:
 Passenger . . . . . . . . . . . . . . . $1,714      $1,564
 Cargo . . . . . . . . . . . . . . . . .     48          40
 Mail and other. . . . . . . . . . . . .     92          94
                                          1,854       1,698

Operating Expenses:
 Wages, salaries and related costs . . .    497         414
 Aircraft fuel . . . . . . . . . . . . .    190         229
 Aircraft rentals. . . . . . . . . . . .    156         131
 Maintenance, materials and repairs. . .    153         125
 Commissions . . . . . . . . . . . . . .    141         138
 Other rentals and landing fees. . . . .    101          97
 Depreciation and amortization . . . . .     68          60
 Other . . . . . . . . . . . . . . . . .    398         358
                                          1,704       1,552

Operating Income . . . . . . . . . . . .    150         146

Nonoperating Income (Expense):
 Interest expense. . . . . . . . . . . .    (40)        (42)
 Interest capitalized. . . . . . . . . .     13           6
 Interest income . . . . . . . . . . . .     12          13
 Other, net. . . . . . . . . . . . . . .      2           1
                                            (13)        (22)

Income before Income Taxes . . . . . . .    137         124

Income Tax Provision . . . . . . . . . .    (52)        (46)

Distributions on Preferred Securities
 of Trust, net of applicable income
 taxes of $2 and $2, respectively. . . .     (4)         (4)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                                           Three Months
                                          Ended March 31,
                                          1998        1997
                                             (Unaudited)
Net Income . . . . . . . . . . . . . . . $   81      $   74

Preferred Dividend Requirements. . . . .      -          (1)

Income Applicable to Common Shares . . . $   81      $   73

Earnings per Common Share. . . . . . . . $ 1.38      $ 1.28

Earnings per Common Share
 Assuming Dilution . . . . . . . . . . . $ 1.06      $ 0.96
































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           March 31,  December 31,
          ASSETS                             1998         1997
                                          (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $16 and $15, respectively . . . . . .  $  669      $1,025
 Short-term investments. . . . . . . . . .     184           -
 Accounts receivable, net. . . . . . . . .     454         361
 Spare parts and supplies, net . . . . . .     135         128
 Deferred income taxes . . . . . . . . . .     111         111
 Prepayments and other . . . . . . . . . .     123         103
  Total current assets . . . . . . . . . .   1,676       1,728

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   1,917       1,636
  Other. . . . . . . . . . . . . . . . . .     482         456
                                             2,399       2,092
  Less:  Accumulated depreciation. . . . .     508         473
                                             1,891       1,619

Purchase deposits for flight equipment         480         437

Capital leases:
 Flight equipment. . . . . . . . . . . . .     317         274
 Other . . . . . . . . . . . . . . . . . .      40          40
                                               357         314
 Less:  Accumulated amortization . . . . .     154         145
                                               203         169
  Total property and equipment . . . . . .   2,574       2,225

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,410       1,425
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .       -         164
 Investments . . . . . . . . . . . . . . .     107         104
 Other assets, net . . . . . . . . . . . .     198         184

  Total other assets . . . . . . . . . . .   1,715       1,877

   Total Assets. . . . . . . . . . . . . .  $5,965      $5,830




                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           March 31,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1998         1997
                                          (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  228      $  243
 Current maturities of capital leases. . .      45          40
 Accounts payable. . . . . . . . . . . . .     666         781
 Air traffic liability . . . . . . . . . .     893         746
 Accrued payroll and pensions. . . . . . .     173         158
 Accrued other liabilities . . . . . . . .     341         317
  Total current liabilities. . . . . . . .   2,346       2,285

Long-Term Debt . . . . . . . . . . . . . .   1,541       1,426

Capital Leases . . . . . . . . . . . . . .     180         142

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     318         435
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .      97         123
 Other . . . . . . . . . . . . . . . . . .     259         261
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     674         819

Commitments and Contingencies

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


                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           March 31,  December 31,
                                             1998         1997
                                          (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  8,379,464 and 8,379,464 shares issued
  and outstanding, respectively. . . . . .  $    -      $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  51,066,488 and 50,512,010 shares
  issued, respectively . . . . . . . . . .       1           1
 Additional paid-in capital  . . . . . . .     647         639
 Retained earnings . . . . . . . . . . . .     357         276
 Treasury stock - 439,000 Class B shares
  in 1998. . . . . . . . . . . . . . . . .     (26)          -
 Other . . . . . . . . . . . . . . . . . .       3           -
  Total common stockholders' equity. . . .     982         916
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $5,965      $5,830


























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                           Three Months
                                          Ended March 31,
                                          1998        1997
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . .$  100        $154

Cash Flows from Investing Activities:
 Purchase of short-term investments. . .  (184)          -
 Capital expenditures. . . . . . . . . .  (139)       (106)
 Purchase deposits paid in connection
  with future aircraft deliveries, net .   (55)        (54)
 Other . . . . . . . . . . . . . . . . .    (8)         (8)
  Net cash used  by
   investing activities. . . . . . . . .  (386)       (168)

Cash Flows from Financing Activities:
 Payments on long-term debt and
  capital lease obligations. . . . . . .   (63)       (128)
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .     -           6
 Purchase of Class B treasury stock. . .   (26)          -
 Distributions on preferred securities
  of trust . . . . . . . . . . . . . . .    (6)         (6)
 Other . . . . . . . . . . . . . . . . .    24           5
  Net cash used by financing activities.   (71)       (123)

Net Decrease in Cash and Cash
 Equivalents . . . . . . . . . . . . . .  (357)       (137)

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . . 1,010         985

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $  653       $848






(A) Excludes restricted cash of $15 million and $76 million at January 1, 1998 and 1997, respectively, and $16 million and $79 million at March 31, 1998 and 1997, respectively.


                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                           Three Months
                                          Ended March 31,
                                          1998        1997
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . .$   25        $ 26
 Income taxes paid . . . . . . . . . . .$    2        $  -

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . .$  154        $ 28
 Capital lease obligations incurred. . .$   53        $  9

































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Conti-nental") on Form 10-K for the year ended December 31, 1997.

NOTE 1 - SHORT-TERM INVESTMENTS

During 1998, the Company began investing in commercial paper with original maturities in excess of 90 days but less than 270 days. These investments are classified as short-term investments in the consolidated balance sheet. Short-term investments are stated at cost, which approximates market value.

NOTE 2 - REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO
IDENTIFIABLE ASSETS

During 1998, the Company determined that it would be able to recognize additional net operating losses ("NOLs") attributable to the Company's predecessor as a result of the completion of several transactions resulting in recognition of built-in gains for federal income tax purposes. This benefit was used to reduce to zero reorganization value in excess of amounts allocable to identifiable assets.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions, except per share data):

                                           Three Months
                                          Ended March 31,
                                          1998        1997
Net income . . . . . . . . . . . . . . . $ 81         $ 74
Preferred stock dividends. . . . . . . .    -           (1)
Numerator for basic earnings per
 share - income available to
 common stockholders . . . . . . . . . .   81           73

Effect of dilutive securities:
 Preferred Securities of Trust . . . . .    3            3
 6-3/4% convertible subordinated notes .    2            2
                                            5            5

 Numerator for diluted earnings
  per share - income available to
  common stockholders after
  assumed conversions. . . . . . . . . . $ 86         $ 78

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares. . . . 58.9         56.9

 Effect of dilutive securities:
  Employee stock options . . . . . . . .  2.0          1.4
  Warrants . . . . . . . . . . . . . . .  2.7          4.8
  Restricted Class B common stock. . . .    -          0.4
  Preferred Securities of Trust. . . . . 10.3         10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . . . .  7.6          7.6
  Dilutive potential common shares . . . 22.6         24.5

 Denominator for diluted earnings per
  share - adjusted weighted-average
  and assumed conversions. . . . . . . . 81.5         81.4

NOTE 4 - INCOME TAXES

Income taxes for the three months ended March 31, 1998 and 1997 were provided at the estimated annual effective tax rate. Such rate differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

At December 31, 1997, the Company had estimated NOL carryforwards of $1.7 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits will be limited. Reflecting this limitation, the Company has recorded a valuation allowance of $617 million at December 31, 1997.

Continental had, as of December 31, 1997, deferred tax assets aggregating $1.1 billion, including $631 million of NOLs. Realization of a substantial portion of the Company's remaining NOLs required the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company consummated several such transactions resulting in the elimination of reorganization value in excess of amounts allocable to identifiable assets. In addition, the deferred tax asset related to these net operating losses and the related valuation allowance (each totaling $164 million) were eliminated in the first quarter of 1998. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce other intangibles.

NOTE 5 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $84 million and $74 million, respectively.

NOTE 6 - OTHER

On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners, L.P. ("Air Partners") to dispose of its interest in the Company to an affiliate of Northwest Airlines, Inc. ("Northwest"), the Company had entered into a long-term global alliance with Northwest (the "Northwest Alliance") involving schedule coordination, frequent flyer reciprocity, executive lounge access, airport facility coordination, code-sharing, the formation of a joint venture among the two carriers and KLM Royal Dutch Airlines with respect to their trans-Atlantic services, cooperation regarding other alliance partners of the two carriers and regional alliance development, certain coordinated sales programs, preferred reservations displays and other activities.

In February 1998, the Company completed an offering of $773 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 aircraft scheduled to be delivered through December 1998.

In addition, during the first quarter of 1998, Continental completed several offerings totaling approximately $98 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance certain airport facility projects. These bonds are guaranteed by Continental and are payable solely from rentals paid by Continental under long-term lease agreements with the respective governing bodies.

In February 1998, a five-year collective bargaining agreement with the Continental Airlines pilots was announced by the Company and the Independent Association of Continental Pilots ("IACP"). In March 1998, the Company's wholly owned subsidiary, Continental Express, Inc. ("Express"), also announced a five-year collective bargaining agreement with its pilots. These agreements are subject to ratification by the Continental and Express pilots.

In March 1998, the Company announced that its Board of Directors had authorized the expenditure of up to $100 million to repurchase shares of the Company's common stock or convertible securities. No time limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases occur at times and in amounts that the Company deems appropriate. As of April 24, 1998, 910,000 shares had been repurchased.

NOTE 7 - SEGMENTS DISCLOSURE

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Although SFAS 131 is effective beginning the first quarter of 1998, Continental has elected not to report segment information in interim financial statements in the first year of application consistent with the provisions of the statement.

NOTE 8 - SUBSEQUENT EVENTS

In April 1998, the Company completed an offering of $187 million of pass-through certificates to be used to refinance the debt related to 14 aircraft currently owned by Continental. In connection with this refinancing, Continental will record a $3 million after tax extraordinary charge to consolidated earnings in the second quarter of 1998.

On April 24, 1998 Air Partners exercised warrants to purchase
2,298,134 shares of Class A common stock with an exercise price of $7.50 per share and warrants to purchase 741,334 shares of Class A common stock with an exercise price of $15.00 per share.

In May 1998, Express announced an order for 25 firm Embraer ERJ-135 regional jets, with options for an additional 50 aircraft exercisable through 2005. The Company currently plans on financing the new aircraft using lease financing and expects to account for all of these aircraft as operating leases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's Form 10-K for the year ended December 31, 1997 which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Due to the greater demand for air travel during the summer months, revenue in the airline industry in the third quarter of the year is generally significantly greater than revenue in the first quarter of the year and moderately greater than revenue in the second and fourth quarters of the year for the majority of air carriers. Continental's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare sale activities, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three months ended March 31, 1998 as compared to the corresponding period ended March 31, 1997.

Comparison of Three Months Ended March 31, 1998 to Three Months
Ended March 31, 1997

The Company recorded consolidated net income of $81 million for the three months ended March 31, 1998 as compared to consolidated net income of $74 million for the three months ended March 31, 1997. Management believes that the Company benefitted in the first quarter of 1997 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax was reinstated on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its previous expiration, can be precisely determined.

CMI's operating results declined during 1996, 1997 and the first quarter of 1998 as a result of the continued weakness of the yen against the dollar, a weak Japanese economy and increased fuel costs in 1996 and 1997. CMI's operating results are not expected to improve materially absent a significant improvement in the Japanese economy or a significant strengthening of the yen.

Passenger revenue increased 9.6%, $150 million, during the quarter ended March 31, 1998 as compared to the same period in 1997, which was primarily due to a 10.8% increase in revenue passenger miles driven by a 10.7% increase in capacity. Continental Airlines passenger yield declined 1.3% from 13.49 cents per revenue passenger mile to 13.31 cents per revenue passenger mile.

Cargo revenue increased 20.0%, $8 million, in the three months ended March 31, 1998 as compared to the same period in the prior year, due to an increase in cargo capacity, primarily in international markets.

Wages, salaries and related costs increased 20.0%, $83 million, during the quarter ended March 31, 1998 as compared to the same period in 1997, due primarily to an 11% increase in average full-time equivalent employees and an accrual for the impact of the Company's new collective bargaining agreement with the IACP.

Aircraft fuel expense decreased 17.0%, $39 million, in the three months ended March 31, 1998 as compared to the same period in the prior year. The average price per gallon decreased 25.4% from
69.38 cents in the first quarter of 1997 to 51.79 cents in the first quarter of 1998. Partially offsetting such price decline was a 10.0% increase in the quantity of jet fuel used from 320 million gallons in the first quarter of 1997 to 352 million gallons in the first quarter of 1998, principally reflecting increased capacity.

Aircraft rentals increased 19.1%, $25 million, primarily as a result of the delivery of new aircraft throughout 1997 and the first quarter of 1998, net of retirements.

Maintenance, materials and repairs increased 22.4%, $28 million, during the quarter ended March 31, 1998 as compared to the same period in 1997, due principally to the volume and timing of engine overhauls (including an increase in the number of aircraft) and routine maintenance as part of the Company's ongoing maintenance program.

Depreciation and amortization expense increased 13.3%, $8 million, in the three months ended March 31, 1998 as compared to the same period in 1997, primarily due to increased costs related to new aircraft offset by a reduction in the amortization of reorganization value in excess of amounts allocable to identifiable assets. See Note 2 to consolidated financial statements.

Other operating expense increased 11.2%, $40 million, in the three months ended March 31, 1998 as compared to the same period in the prior year, as a result of increases in passenger services, reservations and sales expense and other miscellaneous expense.

Interest capitalized increased $7 million in the first quarter of 1998 compared to 1997 as a result of higher average purchase deposits for flight equipment resulting from the pending acquisition of new aircraft.

An analysis of statistical information for Continental's jet operations, excluding regional jets operated by Express, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       March 31,        Increase/
                                   1998        1997     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 12,072     10,891      10.8 %
Available seat miles
 (millions) (2). . . . . . . . . . 17,523     15,832      10.7 %
Passenger load factor (3). . . . .  68.9%       68.8%      0.1 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  60.6%       59.0%      1.6 pts.
Passenger revenue per available
  seat mile (cents) (5). . . . . .  9.12        9.29      (1.8)%
Total revenue per available
 seat mile (cents) (6) . . . . . . 10.01       10.22      (2.1)%
Operating cost per available
 seat mile (cents) (7) . . . . . .  9.14        9.27      (1.4)%
Average yield per revenue
  passenger mile (cents) (8) . . . 13.23       13.51      (2.1)%
Average fare per revenue
 passenger . . . . . . . . . . . .$154.88    $151.04       2.5 %
Revenue passengers (thousands) . . 10,072      9,739       3.4 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,015         925       9.7 %
Average daily utilization of
  each aircraft (hours) (9). . . . 10:13       10:15      (0.3)%
Actual aircraft in fleet at
 end of period (10). . . . . . . .   346         321       7.8 %

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other carrier. One such arrangement began in June 1997 and another block-space arrangement began in February 1998. For 1998, the table above excludes 330 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 22 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental.

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5)  Passenger revenue divided by available seat miles.
 (6)  Total revenue divided by available seat miles.
 (7)  Operating expenses divided by available seat miles.
 (8) The average revenue received for each mile a revenue passenger is carried.
 (9) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(10) Excludes all-cargo 727 aircraft (six in 1998 and four in 1997) at Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of Continental. During the first quarter of 1998, the Company took delivery of 12 aircraft and removed three aircraft from service.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first four months of 1998, the Company completed several transactions intended to strengthen its long-term financial position and enhance earnings.

In February 1998, the Company completed an offering of $773 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 24 aircraft scheduled to be delivered through December 1998.

In addition, during the first quarter of 1998 Continental completed several offerings totaling approximately $98 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance certain airport facility projects. These bonds are guaranteed by Continental and are payable solely from rentals paid by Continental under long-term lease agreements with the respective governing bodies.

In April 1998, the Company completed an offering of $187 million of pass-through certificates to be used to refinance the debt related to 14 aircraft currently owned by Continental.

As of March 31, 1998, the Company had $653 million in cash and cash equivalents (excluding restricted cash of $16 million) and $184 million of short-term investments, compared to $1,010 million in cash and cash equivalents (excluding restricted cash of $15 million) as of December 31, 1997. Net cash provided by operating activities decreased $54 million during the three months ended March 31, 1998 compared to the same period in the prior year primarily due to an increase in credit card receivables. Net cash used by investing activities increased $218 million for the three months ending March 31, 1998 compared to the same period in the prior year, primarily as a result of higher capital and fleet-related expenditures and the purchase of short-term investments. Net cash used by financing activities for the three months ended March 31, 1998 compared to the same period in the prior year decreased $52 million primarily due to a decrease in payments on long-term debt and capital lease obligations.

Deferred Tax Assets. The Company had, as of December 31, 1997, deferred tax assets aggregating $1.1 billion, including
$631 million of NOLs. Realization of a substantial portion of the Company's remaining NOLs required the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company consummated several such transactions resulting in the elimination of reorganization value in excess of amounts allocable to identifiable assets. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce other intangibles.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $515 million of taxable income following December 31, 1997. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Based on information currently available, the Company does not believe that the Air Partners agreement to dispose of its interest in the Company to an affiliate of Northwest will result in an ownership change for purposes of Section 382.

Purchase Commitments. As of April 24, 1998, Continental had firm commitments with The Boeing Company ("Boeing") to take delivery of a total of 148 jet aircraft during the years 1998 through 2005 with options for an additional 61 aircraft (exercisable subject to certain conditions). These new aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $6.4 billion. As of April 24, 1998, Continental had completed or had third-party commitments for a total of approximately $1.4 billion in financing for its future Boeing deliveries, and had commitments or letters of intent from various sources for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with a combination of enhanced equipment trust certificates, lease equity and other third-party financing, subject to availability and market conditions. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of March 31, 1998, Express had firm commitments for 29 Embraer ERJ-145 ("ERJ-145") regional jets, with options for an additional 150 aircraft exercisable through 2008. Neither Express nor Continental will have any obligation to take any such aircraft that are not financed by a third party and leased to the Company. Express took delivery of three of the firm aircraft in the first quarter of 1998 and will take delivery of the remaining 29 firm aircraft through the third quarter of 1999. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1998 capital expenditures, exclusive of fleet plan requirements, to aggregate $229 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the three months ended March 31, 1998 aggregated $48 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Bond Financings. In December 1997, Continental substantially completed construction of a new hangar and improvements to a cargo facility at Continental's hub at Newark International Airport. Continental completed the financing of these projects in April 1998 with $23 million of tax-exempt bonds. Continental is also planning a major facility expansion at Newark which would require, among other matters, agreements to be reached with the applicable airport authority.

Continental has announced plans to expand its facilities at its Hopkins International Airport hub in Cleveland, which expansion is expected to be completed in the third quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, is expected to cost approximately $156 million and will be funded principally by a combination of tax-exempt special facilities revenue bonds (issued in March 1998) and general airport revenue bonds (issued in December 1997) by the City of Cleveland. In connection therewith, Continental has guaranteed the bonds and has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

Employees. In February 1998, a five-year collective bargaining agreement with the Continental Airlines pilots was announced by the Company and the IACP. In March 1998, Express also announced a five-year collective bargaining agreement with its pilots. These agreements are subject to ratification by the Continental and Express pilots. The Company began accruing for the increased costs of a tentative agreement reached in November 1997 in the fourth quarter of 1997. The Company estimates that the provision for such increased costs will be approximately $113 million for 1998. The Company's mechanics and related employees have voted to be represented by the International Brotherhood of Teamsters (the "Teamsters"). The Company does not believe that the Teamsters representation will cause a material financial impact to the Company. In September 1997, Continental announced that it intends to bring all employees to industry standard wages (the average of the top ten U.S. air carriers as ranked by the U.S. Department of Transportation excluding Continental) within 36 months. The announcement further stated that wage increases will be phased in over the 36-month period as revenue, interest rates and rental rates reached industry standards. Continental estimates that the increased wages will aggregate approximately $500 million over the 36-month period.

Other. On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners to dispose of its interest in the Company to an affiliate of Northwest, the Company had entered into a long-term global alliance with Northwest. The Company estimates that the alliance with Northwest, when fully phased in over a three-year period, will generate in excess of $500 million in additional annual pre-tax operating income for the carriers, and anticipates that approximately 45% of such pre-tax operating income will accrue to the Company. Recently, United Airlines and Delta Air Lines, and American Airlines and US Airways, respectively, announced plans to form alliances, subject in certain cases to approval of such companies' respective pilots' unions. If either or both planned alliances are implemented, the anticipated benefit from the Company's alliance with Northwest would be somewhat diminished. The Company cannot currently estimate the impact of any such alliances on its business or on the anticipated benefits from the Northwest Alliance.

In February 1998, Continental began a block space arrangement whereby it is committed to purchase capacity on another carrier at a cost of approximately $147 million per year. This arrangement is for 10 years. Pursuant to other block space arrangements, other carriers are committed to purchase capacity on Continental.

In March 1998, the Company announced that its Board of Directors had authorized the expenditure of up to $100 million to repurchase shares of the Company's common stock or convertible securities. No time limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases occur at times and in amounts that the Company deems appropriate. As of April 24, 1998, 910,000 shares had been repurchased.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product ("E-Ticket") and the Internet for bookings, and reduced interest expense.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1  Letter Agreement No. 6-1162-GOC-131R1 to Purchase
              Agreement No. 1951 between the Company and Boeing, dated March 26, 1998.

        27.1  Financial Data Schedule.

   (b)  Reports on Form 8-K:

         (i) Report dated January 25, 1998 reporting an Item 5. "Other Event" and an Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which announced that the Company had entered into a Governance Agreement with Northwest Airlines Corporation.

        (ii)  Report dated February 20, 1998 reporting an Item 7.
              "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the offering of Continental Airlines, Inc.'s Pass Through
              Certificates, Series 1998-1.

        (iii) Report dated March 3, 1998 reporting an Item 5. "Other Event" and an Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which announced that the Company's Board of Directors had authorized a stock repurchase program.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  May 7, 1998      by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  May 7, 1998           /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)

                       INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.



10.1      Letter Agreement No. 6-1162-GOC-131R1 to Purchase
          Agreement No. 1951 between the Company and Boeing, dated March 26, 1998. (1)

27.1      Financial Data Schedule.

_______________

(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.