Form 10-Q
period 1998-06-30
CONTINENTAL AIRLINES INC /DE/
filed 1998-08-14
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                         _______________

As of August 11, 1998, 11,418,632 shares of Class A common stock and 49,002,863 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1998      1997      1998      1997
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $1,888     $1,646   $3,602     $3,210
 Cargo and mail. . . . .      68         63      136        123
 Other . . . . . . . . .      80         77      152        151
                           2,036      1,786    3,890      3,484

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     521        429    1,018        843
 Aircraft fuel . . . . .     183        210      373        439
 Aircraft rentals. . . .     162        128      318        259
 Commissions . . . . . .     152        147      293        285
 Maintenance, materials
  and repairs. . . . . .     152        128      305        253
 Other rentals and
  landing fees . . . . .      99         98      200        195
 Depreciation and
  amortization . . . . .      72         62      140        122
 Other . . . . . . . . .     415        353      813        711
                           1,756      1,555    3,460      3,107

Operating Income . . . .     280        231      430        377

Nonoperating Income
 (Expense):
 Interest expense. . . .     (44)       (42)     (84)       (84)
 Interest capitalized. .      15          8       28         14
 Interest income . . . .      14         14       26         27
 Other, net. . . . . . .      10         (3)      12         (2)
                              (5)       (23)     (18)       (45)

Income before Income
 Taxes and Extraordinary
  Charge . . . . . . . .     275        208      412        332

Income Tax Provision . .    (105)       (77)    (157)      (123)



                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1998      1997      1998      1997
                              (Unaudited)         (Unaudited)
Distributions on
 Preferred Securities
 of Trust, Net of
 Applicable Income
 Taxes of $2, $2, $4
 and $4, respectively. .  $   (3)    $   (3)  $   (7)    $   (7)

Income before Extra-
 ordinary Charge . . . .     167        128      248        202

Extraordinary Charge,
 Net of Applicable
 Income Taxes of $2. . .      (4)         -       (4)         -

Net Income . . . . . . .     163        128      244        202

Preferred Dividend
 Requirements. . . . . .       -          -        -         (2)

Income Applicable to
 Common Shares . . . . .  $  163     $  128   $  244     $  200

Earnings per Common
 Share:
  Income Before Extra-
   ordinary Charge . . .  $ 2.74     $ 2.22   $ 4.13     $ 3.50
  Extraordinary Charge .   (0.06)         -    (0.05)         -
  Net Income . . . . . .  $ 2.68     $ 2.22   $ 4.08     $ 3.50

Earnings per Common
 Share Assuming
 Dilution:
  Income Before Extra-
   ordinary Charge . . .  $ 2.11     $ 1.63   $ 3.16     $ 2.58
  Extraordinary Charge .   (0.05)         -    (0.04)         -
  Net Income . . . . . .  $ 2.06     $ 1.63   $ 3.12     $ 2.58






The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           June 30,   December 31,
          ASSETS                             1998         1997
                                          (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $14 and $15, respectively . . . . . .  $1,067      $1,025
 Short-term investments. . . . . . . . . .     117           -
 Accounts receivable, net. . . . . . . . .     492         361
 Spare parts and supplies, net . . . . . .     145         128
 Deferred income taxes . . . . . . . . . .     111         111
 Prepayments and other . . . . . . . . . .     125         103
  Total current assets . . . . . . . . . .   2,057       1,728

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   2,170       1,636
  Other. . . . . . . . . . . . . . . . . .     494         456
                                             2,664       2,092
  Less:  Accumulated depreciation. . . . .     549         473
                                             2,115       1,619

Purchase deposits for flight equipment         483         437

Capital leases:
 Flight equipment. . . . . . . . . . . . .     356         274
 Other . . . . . . . . . . . . . . . . . .      40          40
                                               396         314
 Less:  Accumulated amortization . . . . .     160         145
                                               236         169
  Total property and equipment . . . . . .   2,834       2,225

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,396       1,425
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .       -         164
 Investments . . . . . . . . . . . . . . .     153         104
 Other assets, net . . . . . . . . . . . .     215         184

  Total other assets . . . . . . . . . . .   1,764       1,877

   Total Assets. . . . . . . . . . . . . .  $6,655      $5,830




                                         (continued on next page)

                    CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           June 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY         1998         1997
                                          (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  177      $  243
 Current maturities of capital leases. . .      47          40
 Accounts payable. . . . . . . . . . . . .     778         781
 Air traffic liability . . . . . . . . . .     961         746
 Accrued payroll and pensions. . . . . . .     167         158
 Accrued other liabilities . . . . . . . .     370         317
  Total current liabilities. . . . . . . .   2,500       2,285

Long-Term Debt . . . . . . . . . . . . . .   1,866       1,426

Capital Leases . . . . . . . . . . . . . .     223         142

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     416         435
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .      84         123
 Other . . . . . . . . . . . . . . . . . .     241         261
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     741         819

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


                                         (continued on next page)

                    CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           June 30,   December 31,
                                             1998         1997
                                          (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,418,932 and 8,379,464 shares issued
  and outstanding, respectively. . . . . . $    -       $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  51,066,488 and 50,512,010 shares
  issued and outstanding, respectively . .       1           1
 Additional paid-in capital  . . . . . . .     662         639
 Retained earnings . . . . . . . . . . . .     520         276
 Treasury stock - 1,704,997 Class B shares
  in 1998. . . . . . . . . . . . . . . . .    (100)          -
  Total common stockholders' equity. . . .   1,083         916
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $6,655      $5,830



























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)

                                             Six Months
                                           Ended June 30,
                                          1998        1997
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . . $  549       $414

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries. . . .   (361)      (116)
 Capital expenditures. . . . . . . . . .   (311)      (176)
 Purchase deposits refunded in
  connection with aircraft delivered . .    287         16
 Purchase of short-term investments. . .   (117)         -
 Investment in partner airlines. . . . .    (53)         -
 Purchase of warrants. . . . . . . . . .      -        (94)
 Other . . . . . . . . . . . . . . . . .      3          -
  Net cash used by investing
   activities. . . . . . . . . . . . . .   (552)      (370)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .    395        155
 Payments on long-term debt and
  capital lease obligations. . . . . . .   (301)      (219)
 Purchase of Class B treasury stock. . .   (120)         -
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .     44         14
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .    (11)       (11)
 Redemption of preferred stock . . . . .      -        (48)
 Other . . . . . . . . . . . . . . . . .     39          -
  Net cash provided (used) by
   financing activities. . . . . . . . .     46       (109)

Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . .     43        (65)

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . .  1,010        985

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $1,053       $920

(A) Excludes restricted cash of $15 million and $76 million at January 1, 1998 and 1997, respectively, and $14 million and $74 million at June 30, 1998 and 1997, respectively.


                                         (continued on next page)

                 CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                            Six Months
                                           Ended June 30,
                                          1998        1997
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $ 72         $ 75
 Income taxes paid . . . . . . . . . . . $  4         $  5

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $263         $183
 Capital lease obligations incurred. . . $109         $  -
 Reduction of capital lease
  obligations in connection with
  refinanced aircraft. . . . . . . . . . $  -         $ 97
 Financed purchase deposits for
  flight equipment, net. . . . . . . . . $  -         $ 13




























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 1997.

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

NOTE 2 - REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO
IDENTIFIABLE ASSETS

During 1998, the Company determined that it would be able to recognize additional net operating losses ("NOLs") attributable to the Company's predecessor as a result of the completion of several transactions resulting in recognition of built-in gains for federal income tax purposes. This benefit was used to reduce to zero reorganization value in excess of amounts allocable to identifiable assets. See Note 4.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):

                                 Three Months     Six Months
                                Ended June 30,  Ended June 30,
                                 1998    1997    1998    1997
Numerator:
 Income before extraordinary
  charge . . . . . . . . . . . . $167    $128    $248    $202
 Extraordinary charge, net of
  applicable income taxes. . . .   (4)      -      (4)      -
 Net income. . . . . . . . . . .  163     128     244     202
 Preferred stock dividends . . .    -       -       -      (2)
Numerator for basic earnings per
 share - income available to
 common stockholders . . . . . .  163     128     244     200

Effect of dilutive securities:
 Preferred Securities of Trust .    3       3       6       6
 6-3/4% convertible subordinated
  notes. . . . . . . . . . . . .    2       2       4       4
                                    5       5      10      10

Numerator for diluted earnings
  per share - income available
  to common stockholders after
  assumed conversions. . . . . . $168    $133    $254    $210

Denominator:
 Denominator for basic earnings
  per share - weighted-average
  shares . . . . . . . . . . . .  60.7    57.4   59.9    57.1

 Effect of dilutive securities:
  Employee stock options . . . .   2.0     1.4    2.0     1.4
  Warrants . . . . . . . . . . .   0.7     4.2    1.7     4.5
  Restricted Class B common
   stock . . . . . . . . . . . .     -     0.4      -     0.4
  Preferred Securities of Trust.  10.3    10.3   10.3    10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . .   7.6     7.6    7.6     7.6
 Dilutive potential common
   shares. . . . . . . . . . . .  20.6    23.9   21.6    24.2

 Denominator for diluted
  earnings per share - adjusted
  weighted-average and assumed
  conversions. . . . . . . . . .  81.3    81.3   81.5    81.3

NOTE 4 - INCOME TAXES

Income taxes for the three and six months ended June 30, 1998 and 1997 were provided at the estimated annual effective tax rate.
Such rate differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

At December 31, 1997, the Company had estimated NOL carryforwards of $1.7 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits will be limited. Reflecting this limitation, the Company recorded a valuation allowance of $617 million at December 31, 1997.

Realization of a substantial portion of the Company's remaining NOLs required the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company consummated several such transactions resulting in the elimination of reorganization value in excess of amounts allocable to identifiable assets. In addition, the deferred tax asset related to these NOLs and the related valuation allowance (each totaling $164 million) were eliminated in the first quarter of 1998. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce routes, gates and slots.

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

During the second quarter of 1998 and 1997, total comprehensive income amounted to $158 million and $127 million, respectively.
For the six months ended June 30, 1998 and 1997, total comprehensive income totaled $243 million and $201 million, respectively.

NOTE 6 - OTHER

On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners, L.P. ("Air Partners") to dispose of its interest in the Company to an affiliate of Northwest Airlines, Inc. ("Northwest"), the Company had entered into a long-term global alliance with Northwest (the "Northwest Alliance") involving schedule coordination, frequent flyer reciprocity, executive lounge access, airport facility coordination, code-sharing, the formation of a joint venture among the two carriers and KLM Royal Dutch Airlines with respect to their trans-Atlantic services, cooperation regarding other alliance partners of the two carriers and regional alliance development, certain coordinated sales programs, preferred reservations displays and other activities. At August 11, 1998, the alliance between Continental and Northwest continues to be reviewed by the Department of Justice and the Department of Transportation, and the parties have provided additional informa-tion to both reviewing agencies. Continental cannot predict the timing or outcome of these governmental processes.

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

In April 1998, the Company completed an offering of $187 million of pass-through certificates to be used to refinance the debt related to 14 aircraft currently owned by Continental. In connection with this refinancing, Continental recorded a $4 million after tax extraordinary charge to consolidated earnings in the second quarter of 1998.

On April 24, 1998 Air Partners exercised warrants to purchase 2,298,134 shares of Class A common stock with an exercise price of $7.50 per share and warrants to purchase 741,334 shares of Class A common stock with an exercise price of $15.00 per share. The Company no longer has any warrants outstanding.

In May 1998, Continental Express, Inc. ("Express"), the Company's wholly owned regional carrier subsidiary, signed a letter of intent to purchase 25 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, deliverable through the third quarter of 1999, with options for an additional 50 aircraft exercisable through 2005. The Company currently plans on financing the new aircraft using lease financing and expects to account for all of these aircraft as operating leases.

On May 21, 1998, the stockholders of the Company approved the Continental Airlines, Inc. 1998 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan provides that the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors of the Company or employees of the Company or its subsidiaries. Subject to adjustment as provided in the Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the Incentive Plan may not exceed 5,500,000 shares, which may be originally issued or treasury shares or a combination thereof. As of June 30, 1998, employee stock options relating to approximately 2,850,000 shares had been issued under the Incentive Plan.

In June 1998, a new five-year collective bargaining agreement, retroactive to October 1997, was ratified by Continental's pilots, who are represented by the Independent Association of Continental Pilots ("IACP"). The agreement becomes amendable in October 2002. The Company began accruing for the increased costs of the new agreement in the fourth quarter of 1997. The Company estimates that the increased costs will be approximately $113 million for 1998. Also in June 1998, the pilots at Express, who are also represented by the IACP, rejected a new five-year agreement which had been submitted to them for ratification. The parties will resume bargaining with respect to a revised Express contract with the assistance of the National Mediation Board ("NMB") in the third quarter of 1998. While it is not possible to predict the outcome of those negotiations, the Company does not believe it will have a material financial impact on the Company. The Company's dispatchers, represented by the Transport Workers' Union ("TWU"), ratified a new five-year collective bargaining agreement in June 1998. The agreement becomes amendable in October 2003. Collective bargaining negotiations, which began in the fall of 1997, are ongoing with the International Brotherhood of Teamsters (the "Teamsters") for an initial collective bargaining agreement covering the Company's mechanics and related employees. While it is not possible to predict the outcome of these negotiations, the Company does not believe they will have a material financial impact on the Company.

Also in June 1998, the Company sold its remaining 317,140 shares of its America West Holding Corporation ("America West") Class B common stock realizing net proceeds of approximately $8.9 million and recognizing a gain of $6 million.

In 1998, the Company's Board of Directors authorized the expenditure of up to $200 million to repurchase shares of the Company's common stock or convertible securities. No time limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases occur at times and in amounts that the Company deems appropriate. As of August 11, 1998, 2,600,000 shares had been repurchased for a total of $152 million.

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

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

NOTE 9 - SUBSEQUENT EVENTS

On August 11, 1998, the Company announced that Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of the Company, plans to accelerate the retirement of its four 747 aircraft in April 1999 and its remaining thirteen 727 aircraft by December 2000. The 747s will be replaced by DC-10-30s and the 727s will be replaced with a reduced number of 737s. In addition, Express will accelerate the retirement of certain turboprop aircraft by December 2000, including its fleet of 32 EMB-120 aircraft, as regional jets are brought in to replace turboprops. CMI's fleet retirement decisions will result in a nonrecurring charge of $65 million ($41 million after tax) and Express' fleet retirement decisions will result in a nonrecurring charge of $57 million ($36 million after tax). The combined charge will be $122 million ($77 million after tax) and will be recorded in the third quarter of 1998.

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

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare sale activities, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and six months ended June 30, 1998 as compared to the corresponding periods ended June 30, 1997.

Comparison of Three Months Ended June 30, 1998 to Three Months
Ended June 30, 1997

The Company recorded consolidated net income of $163 million for the three months ended June 30, 1998 as compared to consolidated net income of $128 million for the three months ended June 30, 1997.

Passenger revenue increased 14.7%, $242 million, during the quarter ended June 30, 1998 as compared to the same period in 1997, which was principally due to a 14.7% increase in revenue passenger miles.

Wages, salaries and related costs increased 21.4%, $92 million, during the quarter ended June 30, 1998 as compared to the same period in 1997, primarily due to an 11.6% increase in average full-time equivalent employees and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense decreased 12.9%, $27 million, in the three months ended June 30, 1998 as compared to the same period in the prior year. The average price per gallon decreased 23.2% from
61.17 cents in the second quarter of 1997 to 46.96 cents in the second quarter of 1998. This reduction was partially offset by a 13.0% increase in the quantity of jet fuel used principally reflecting increased capacity.

Aircraft rentals increased $34 million or 26.6% due to the delivery of new aircraft.

Maintenance, materials and repairs increased 18.8%, $24 million, during the quarter ended June 30, 1998 as compared to the same period in 1997. Aircraft maintenance expense in the second quarter of 1997 was reduced by $16 million due to the reversal of reserves that were no longer required as a result of the acquisition of 10 aircraft previously leased by the Company. In addition, maintenance expense increased due to the volume and timing of engine overhauls and routine maintenance as part of the Company's ongoing maintenance program.

Depreciation and amortization expense increased 16.1%, $10 million, in the second quarter of 1998 compared to the second quarter of 1997 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by a reduction in the amortization of reorganization value in excess of amounts allocable to identifiable assets. See Note 2.

Other operating expense increased 17.6%, $62 million, in the three months ended June 30, 1998 as compared to the same period in the prior year, as a result of increases in passenger servicing expense, aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to the 12.7% increase in available seat miles.

The Company's other nonoperating income (expense) in the quarter ended June 30, 1998 included a $6 million gain on the sale of America West stock. Other nonoperating income (expense) in the second quarter of 1997 included foreign exchange losses primarily related to the Japanese yen.

Comparison of Six Months Ended June 30, 1998 to Six Months Ended
June 30, 1997

The Company recorded consolidated net income of $244 million and $202 million for the six months ended June 30, 1998 and 1997, respectively. Management believes that the Company benefitted in the first quarter of 1997 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax was reinstated on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its previous expiration, can be precisely determined.

The operating results of CMI declined during 1996, 1997 and the first half of 1998 as a result of the continued weakness of the yen against the dollar, a weak Japanese economy and increased fuel costs in 1996 and 1997. CMI's operating results are not expected to improve materially absent a significant improvement in the Japanese economy or a significant strengthening of the yen.

Passenger revenue increased 12.2%, $392 million, during the six months ended June 30, 1998 as compared to the same period in 1997. The increase was due to a 12.9% increase in revenue passenger miles, partially offset by a 1.4% decrease in yield.

Cargo and mail revenue increased 10.6%, $13 million, during the six months ended June 30, 1998 as compared to the same period in 1997, due to an increase in cargo capacity primarily in international markets.

Wages, salaries and related costs increased 20.8%, $175 million, during the six months ended June 30, 1998 as compared to the same period in 1997, primarily due to an 11.4% increase in average full-time equivalent employees and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense decreased 15.0%, $66 million, in the six months ended June 30, 1998 as compared to the same period in the prior year. The average price per gallon decreased 24.4% from
65.20 cents in the first six months of 1997 to 49.30 cents in the first six months of 1998. This reduction was partially offset by an 11.5% increase in the quantity of jet fuel used principally reflecting increased capacity.

Aircraft rentals increased 22.8%, $59 million, during the six months ended June 30, 1998 as compared to the same period in 1997, due primarily to the delivery of new aircraft.

Maintenance, materials and repairs increased 20.6%, $52 million, during the six months ended June 30, 1998 as compared to the same period in 1997. Aircraft maintenance expense in the second quarter of 1997 was reduced by $16 million due to the reversal of reserves that were no longer required as a result of the acquisition of 10 aircraft previously leased by the Company. In addition, maintenance expense increased due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Depreciation and amortization expense increased 14.8%, $18 million, in the first six months of 1998 compared to the same period in 1997 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by a reduction in the amortization of reorganization value in excess of amounts allocable to identifiable assets. See Note 2.

Other operating expense increased 14.3%, $102 million, in the six months ended June 30, 1998 as compared to the same period in the prior year, primarily as a result of increases in passenger servicing expense, aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to the 11.7% increase in available seat miles.

The Company's other nonoperating income (expense) in the six months ended June 30, 1998 included a $6 million gain on the sale of America West stock. Other nonoperating income (expense) in the first six months of 1997 included foreign currency losses primarily related to the Japanese yen.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       June 30,         Increase/
                                   1998        1997     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 13,675     11,922      14.7 %
Available seat miles
 (millions) (2). . . . . . . . . .18,574      16,486      12.7 %
Passenger load factor (3). . . . .  73.6%       72.3%      1.3 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  59.0%       57.7%      1.3 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.39        9.31       0.9 %
Total revenue per available
 seat mile (cents) . . . . . . . . 10.27       10.24       0.3 %
Operating cost per available
 seat mile (cents) . . . . . . . .  8.85        8.90      (0.6)%
Average yield per revenue
  passenger mile (cents) (5) . . . 12.75       12.87      (0.9)%
Average fare per revenue
 passenger . . . . . . . . . . . .$154.80    $146.66       5.6 %
Revenue passengers (thousands) . .11,261      10,462       7.6 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,038         944      10.0 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:19       10:09       1.6 %
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   353         325       8.6 %

                                  Six Months Ended        Net
                                       June 30,         Increase/
                                   1998        1997     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 25,747     22,813      12.9 %
Available seat miles
 (millions) (2). . . . . . . . . .36,097      32,318      11.7 %
Passenger load factor (3). . . . .  71.3%       70.6%      0.7 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  59.8%       58.3%      1.5 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.25        9.30      (0.5)%
Total revenue per available
 seat mile (cents) . . . . . . . . 10.15       10.23      (0.8)%
Operating cost per available
 seat mile (cents) . . . . . . . .  8.99        9.08      (1.0)%
Average yield per revenue
  passenger mile (cents) (5) . . . 12.98       13.17      (1.4)%
Average fare per revenue
 passenger . . . . . . . . . . . .$156.60    $148.78       5.3 %
Revenue passengers (thousands) . .21,333      20,201       5.6 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,026         935       9.7 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:16       10:12       0.7 %
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   353         325       8.6 %

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. One such arrangement began in June 1997 and another began in February 1998. For the three months ended June 30, 1998, the table above excludes 346 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the carrier, and includes 43 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental. For the six months ended June 30, 1998, the table above excludes 676 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 65 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental.

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5) The average revenue received for each mile a revenue passenger is carried.
 (6) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (7) Excludes all-cargo 727 aircraft (six in 1998 and four in 1997) at CMI. During the first six months of 1998, the Company took delivery of 27 aircraft and removed 11 aircraft from service.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first six months of 1998, the Company completed several transactions intended to strengthen its long-term financial position and enhance earnings.

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

In April 1998, the Company completed an offering of $187 million of pass-through certificates used to refinance the debt related to 14 aircraft currently owned by Continental.

As of June 30, 1998, the Company had $1.1 billion in cash and cash equivalents (excluding restricted cash of $14 million) and $117 million of short-term investments, compared to $1 billion in cash and cash equivalents (excluding restricted cash of $15 million) as of December 31, 1997. Net cash provided by operating activities increased $135 million during the six months ended June 30, 1998 compared to the same period in the prior year primarily due to an improvement in operating income. Net cash used by investing activities increased $182 million for the six months ending June 30, 1998 compared to the same period in the prior year, primarily as a result of higher capital and fleet-related expenditures and the purchase of short-term investments. Net cash provided by financing activities for the three months ended June 30, 1998 compared to the same period in the prior year increased $155 million primarily due to an increase in proceeds from issuance of long-term debt, partially offset by an increase in payments on long-term debt and capital lease obligations.

Deferred Tax Assets. The Company had, as of December 31, 1997, deferred tax assets aggregating $1.1 billion, including
$631 million of NOLs. Realization of a substantial portion of the Company's remaining NOLs required the completion by April 27, 1998 of transactions resulting in recognition of built-in gains for federal income tax purposes. The Company consummated several such transactions resulting in the elimination of reorganization value in excess of amounts allocable to identifiable assets. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce routes, gates and slots.

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

Purchase Commitments. As of July 17, 1998, Continental had firm commitments with The Boeing Company ("Boeing") to take delivery of a total of 132 jet aircraft during the years 1998 through 2005 with options for an additional 61 aircraft (exercisable subject to certain conditions). These new aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $5.9 billion. As of July 17, 1998, Continental had completed or had third-party commitments for a total of approximately $982 million in financing for its future Boeing deliveries, and had commitments or letters of intent from various sources for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with a combination of enhanced equipment trust certificates, lease equity and other third-party financing, subject to availability and market conditions. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

During the first six months of 1998, the Company took delivery of 27 aircraft of which 25 were financed through enhanced equipment trust certificates.

As of July 17, 1998, Express had firm commitments for 22 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and a letter of intent to purchase 25 ERJ-135 37-seat regional jets, with options for an additional 150 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Neither Express nor Continental will have any obligation to take any such aircraft that are not financed by a third party and leased to the Company. Express took delivery of 9 of the ERJ-145 firm aircraft in the first half of 1998 and will take delivery of the remaining 47 firm aircraft through the third quarter of 1999. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1998 capital expenditures, exclusive of fleet plan requirements, to aggregate $229 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the six months ended June 30, 1998 aggregated $85 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Year 2000 and Euro.

As described in its annual report on Form 10-K, the Company implemented a Year 2000 project in early 1997 to ensure that the Company's computer systems will function properly in the year 2000 and thereafter. The total cost for the project (excluding internal payroll costs) is currently expected to approximate $12-15 million, which is being funded with cash from operations. As of June 30, 1998, the Company had incurred and expensed approximately $7 million relating to its Year 2000 project.

The Company's Year 2000 project involves the review of a number of internal and third-party components. Each component is subjected to the project's five phases, which consist of inventory of systems, evaluation and analysis, modification implementation, user testing and integration compliance. The components are currently in various stages of completion; however, the Company's entire Year 2000 project is anticipated to be completed by early 1999. This should allow the Company sufficient time for any additional analysis, modification and testing which may be required. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by third parties on which the Company's business relies (including those of the Federal Aviation Administration) to operate properly beyond 1999. There can be no assurance that such systems will be modified for Year 2000 operational requirements on a timely basis. Although the Company currently has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000 - specific operational requirements.

Effective January 1, 1999, eleven of the fifteen countries comprising the European Union will begin a transition to a single monetary unit, the "euro", which is scheduled to be completed by July 1, 2002. The Company has developed a plan designed to allow Continental to effectively operate in the euro. Management does not anticipate that the implementation of this single currency plan will have a material effect on the Company's operations or financial condition.

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

Continental has announced plans to expand its facilities at its Hopkins International Airport hub in Cleveland, which expansion is expected to be completed in the third quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, is expected to cost approximately $156 million and will be funded principally by a combination of tax-exempt special facilities revenue bonds (issued in March 1998) and general airport revenue bonds (issued in December 1997) by the City of Cleveland. In connection therewith, Continental has guaranteed the special facilities revenue bonds and has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service both series of bonds.

Employees. In June 1998, a new five-year collective bargaining agreement, retroactive to October 1997, was ratified by Continental's pilots, who are represented by the IACP. The agreement becomes amendable in October 2002. The Company began accruing for the increased costs of the new agreement in the fourth quarter of 1997. The Company estimates that the increased costs will be approximately $113 million for 1998. Also in June 1998, the pilots at Express, who are also represented by the IACP, rejected a new five-year agreement which had been submitted to them for ratification. The parties will resume bargaining with the assistance of the NMB in the third quarter of 1998. While it is not possible to predict the outcome of those negotiations, the Company does not believe they will have a material financial impact on the Company. The Company's dispatchers, represented by the TWU, ratified a new five-year collective bargaining agreement in June 1998. The agreement becomes amendable in October 2003. Collective bargaining negotiations, which began in the fall of 1997, are ongoing with the Teamsters for an initial collective bargaining agreement covering the Company's mechanics and related employees. While is it not possible to predict the outcome of these negotiations, the Company does not believe they will have a material financial impact on the Company.

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

Other. On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners to dispose of its interest in the Company to an affiliate of Northwest, the Company had entered into a long-term global alliance with Northwest. The Company estimated at the time of the announcement that the alliance with Northwest, when fully phased in over a three-year period, would generate in excess of $500 million in additional annual pre-tax operating income for the carriers, and anticipated that approximately 45% of such pre-tax operating income would accrue to the Company. Recently, United Airlines and Delta Air Lines, and American Airlines and US Airways, respectively, announced plans to form alliances, subject in certain cases to approval of such companies' respective pilots' unions. If either or both planned alliances are implemented, the anticipated benefit from the Company's alliance with Northwest would be somewhat diminished.
The Company cannot currently estimate the impact of any such alliances on its business or on the anticipated benefits from the Northwest Alliance.

In February 1998, Continental began a block-space arrangement whereby it is committed to purchase capacity on another carrier at a cost of approximately $147 million per year. This arrangement is for 10 years. Pursuant to other block-space arrangements, other carriers are committed to purchase capacity on Continental.

In 1998, the Company's Board of Directors authorized the expenditure of up to $200 million to repurchase shares of the Company's common stock or convertible securities. No time limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases occur at times and in amounts that the Company deems appropriate. As of August 11, 1998, 2,600,000 shares had been repurchased for a total of $152 million.

Historically, the Company has entered into petroleum call options to provide some short-term protection against a sharp increase in jet fuel prices. In light of declining fuel prices and the high cost of call options with strike prices at spreads above current prices, which have typically been purchased by the Company, the Company's petroleum call option contracts currently provide protection only against significantly higher fuel prices with respect to approximately three months of the Company's fuel needs, in the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product and the Internet for bookings, and reduced interest expense.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Company's Annual Meeting of Stockholders was held on May 21, 1998. The following individuals were elected to the Company's
   Board of Directors to hold office for the ensuing year:

           Nominee                Votes for       Votes Withheld
   Thomas J. Barrack, Jr.        119,723,373           43,925
   Lloyd M. Bentsen, Jr.         119,717,440           49,857
   Gordon M. Bethune             119,722,321           44,976
   David Bonderman               119,721,645           45,653
   Gregory D. Brenneman          119,723,348           43,949
   Patrick Foley                 119,722,361           44,937
   Douglas H. McCorkindale       119,723,213           44,085
   George G. C. Parker           119,722,285           45,013
   Richard W. Pogue              119,723,023           44,275
   William S. Price III          119,723,427           43,871
   Donald L. Sturm               119,723,325           43,973
   Karen Hastie Williams         119,722,343           44,955
   Charles A. Yamarone           119,723,271           44,027

   The approval of the Company's 1998 Stock Incentive Plan was proposed to enable the Company and its subsidiaries to attract able persons to serve as directors and employees and to provide such individuals with additional incentive and reward opportunities. The Incentive Plan was voted on by the stockholders as follows:

                     Votes            Votes          Broker
    Votes For       Against        Abstaining       Non-Votes
   61,764,282      34,684,191       138,039        23,180,785

   A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending
   December 31, 1998 was voted on by the stockholders as follows:

                     Votes            Votes          Broker
    Votes For       Against        Abstaining       Non-Votes
   119,644,848       81,447           41,002            -

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1 Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951 between the Company and The Boeing Company relating to the purchase of Boeing 737 aircraft, dated October 10, 1997.

        10.2     Continental Airlines, Inc. 1998 Stock Incentive
                 Plan -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement
                 (No. 333-57297) (the "S-8").

        10.2 (a) Form of Employee Stock Option Grant pursuant to the Company's 1998 Stock Incentive Plan -- incorporated by reference to Exhibit 4.4 to the S-8.

        10.3     Stay Bonus Agreement between the Company and
                 Gordon M. Bethune.

        10.4     Stay Bonus Agreement between the Company and
                 Gregory D. Brenneman.

        10.5     Stay Bonus Agreement between the Company and
                 Lawrence W. Kellner.

        10.6     Stay Bonus Agreement between the Company and C.D.
                 McLean.

        10.7     Stay Bonus Agreement between the Company and
                 Jeffery A. Smisek.

        10.8     Forms of Stay Bonus Agreements for Other
                 Executive Officers.

        27.1     Financial Data Schedule.

   (b)  Reports on Form 8-K:

        (i) Report dated April 21, 1998 reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the offering the Company's Pass Through Certificates, Series 1998-2.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  August 14, 1998  by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  August 14, 1998       /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)

                       INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.



10.1 Supplemental Agreement No. 5, including exhibits and side letters, to Purchase Agreement No. 1951 between the Company and The Boeing Company relating to the purchase of Boeing 737 aircraft, dated October 10, 1997. (1)

10.2 Continental Airlines, Inc. 1998 Stock Incentive Plan -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297) (the "S-8").

10.2 (a)  Form of Employee Stock Option Grant pursuant to the
          Company's 1998 Stock Incentive Plan -- incorporated by reference to Exhibit 4.4 to the S-8.

10.3      Stay Bonus Agreement between the Company and Gordon M.
          Bethune.

10.4      Stay Bonus Agreement between the Company and Gregory D.
          Brenneman.

10.5      Stay Bonus Agreement between the Company and Lawrence W.
          Kellner.

10.6      Stay Bonus Agreement between the Company and C.D. McLean.

10.7      Stay Bonus Agreement between the Company and Jeffery A.
          Smisek.

10.8      Forms of Stay Bonus Agreements for Other Executive
          Officers.

27.1      Financial Data Schedule.

_______________

(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.