Form 10-Q
period 1998-09-30
CONTINENTAL AIRLINES INC /DE/
filed 1998-10-26
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                  Commission File Number 0-9781

                   CONTINENTAL AIRLINES, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                              74-2099724
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

                 1600 Smith Street, Dept. HQSEO
                      Houston, Texas  77002
            (Address of principal executive offices)
                           (Zip Code)

                          713-324-2950
      (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No _____

                         _______________

As of October 16, 1998, 11,418,632 shares of Class A common stock and 48,122,769 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1998      1997      1998      1997
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $1,969     $1,750   $5,571     $4,960
 Cargo and mail. . . . .      66         64      202        187
 Other . . . . . . . . .      81         76      233        227
                           2,116      1,890    6,006      5,374

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     581        462    1,599      1,305
 Aircraft fuel . . . . .     181        221      554        660
 Aircraft rentals. . . .     164        141      482        400
 Commissions . . . . . .     155        152      448        437
 Maintenance, materials
  and repairs. . . . . .     150        147      455        400
 Other rentals and
  landing fees . . . . .     110        104      310        299
 Depreciation and
  amortization . . . . .      75         64      215        186
 Fleet dispositions/
  impairment losses:
   Jet . . . . . . . . .      65          -       65          -
   Turboprop . . . . . .      57          -       57          -
 Other . . . . . . . . .     435        392    1,248      1,103
                           1,973      1,683    5,433      4,790

Operating Income . . . .     143        207      573        584

Nonoperating Income
 (Expense):
 Interest expense. . . .     (47)       (42)    (131)      (126)
 Interest capitalized. .      14          9       42         23
 Interest income . . . .      16         14       42         41
 Other, net. . . . . . .      (1)        (2)      11         (4)
                             (18)       (21)     (36)       (66)





                                         (continued on next page)

                CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1998      1997      1998      1997
                              (Unaudited)         (Unaudited)
Income before Income
 Taxes and Extraordinary
 Charge. . . . . . . . .  $  125    $   186   $  537     $  518

Income Tax Provision . .     (49)       (69)    (206)      (192)

Distributions on
 Preferred Securities
 of Trust, net of
 applicable income
 taxes of $2, $2,
 $6 and $6,
 respectively. . . . . .      (3)        (3)     (10)       (10)

Income before
 Extraordinary Charge. .      73        114      321        316

Extraordinary Charge,
 net of applicable
 income taxes of $0,
 $2, $2 and $2,
 respectively. . . . . .       -         (4)      (4)        (4)

Net Income . . . . . . .      73        110      317        312

Preferred Dividend
 Requirements. . . . . .       -          -        -         (2)

Income Applicable to
 Common Shares . . . . .  $   73     $  110   $  317     $  310














                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1998      1997      1998      1997
                              (Unaudited)         (Unaudited)
Earnings per
 Common Share:
  Income Before
   Extraordinary Charge.   $1.21      $1.97    $5.33      $5.47
  Extraordinary Charge,
   net of tax. . . . . .       -      (0.07)   (0.06)     (0.07)
  Net Income . . . . . .   $1.21      $1.90    $5.27      $5.40

Earnings per Common
 Share Assuming
 Dilution:
  Income Before
   Extraordinary Charge.   $0.97      $1.48    $4.15      $4.06
  Extraordinary Charge,
   net of tax. . . . . .       -      (0.04)   (0.05)     (0.04)
  Net Income . . . . . .   $0.97      $1.44    $4.10      $4.02



























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                        September 30, December 31,
          ASSETS                            1998          1997
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $13 and $15, respectively . . . . . .  $1,226      $1,025
 Short-term investments. . . . . . . . . .      44           -
 Accounts receivable, net. . . . . . . . .     549         361
 Spare parts and supplies, net . . . . . .     152         128
 Deferred income taxes . . . . . . . . . .     111         111
 Prepayments and other . . . . . . . . . .     130         103
  Total current assets . . . . . . . . . .   2,212       1,728

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   2,284       1,636
  Other. . . . . . . . . . . . . . . . . .     547         456
                                             2,831       2,092
  Less:  Accumulated depreciation. . . . .     583         473
                                             2,248       1,619

Purchase deposits for flight equipment         425         437

Capital leases:
 Flight equipment. . . . . . . . . . . . .     359         274
 Other . . . . . . . . . . . . . . . . . .      43          40
                                               402         314
 Less:  Accumulated amortization . . . . .     169         145
                                               233         169
  Total property and equipment . . . . . .   2,906       2,225

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,231       1,425
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . .       -         164
 Investments . . . . . . . . . . . . . . .     151         104
 Other assets, net . . . . . . . . . . . .     208         184

  Total other assets . . . . . . . . . . .   1,590       1,877

   Total Assets. . . . . . . . . . . . . .  $6,708      $5,830




                                         (continued on next page)

                   CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                        September 30, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        1998          1997
                                         (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  197      $  243
 Current maturities of capital leases. . .      48          40
 Accounts payable. . . . . . . . . . . . .     906         781
 Air traffic liability . . . . . . . . . .     963         746
 Accrued payroll and pensions. . . . . . .     168         158
 Accrued other liabilities . . . . . . . .     284         317
  Total current liabilities. . . . . . . .   2,566       2,285

Long-Term Debt . . . . . . . . . . . . . .   1,937       1,426

Capital Leases . . . . . . . . . . . . . .     211         142

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     308         435
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .     115         123
 Other . . . . . . . . . . . . . . . . . .     238         261
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     661         819

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


                                         (continued on next page)

                    CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                        September 30, December 31,
                                            1998          1997
                                         (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,418,632 and 8,379,464 shares issued
  and outstanding, respectively. . . . . . $    -       $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  51,066,488 shares issued in 1998
  and 50,512,010 shares issued and
  outstanding in 1997. . . . . . . . . . .       1           1
 Additional paid-in capital  . . . . . . .     653         639
 Retained earnings . . . . . . . . . . . .     593         276
 Other . . . . . . . . . . . . . . . . . .      (2)          -
 Treasury stock - 2,894,654 Class B shares
  in 1998. . . . . . . . . . . . . . . . .    (154)          -
  Total common stockholders' equity. . . .   1,091         916
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $6,708      $5,830

























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)

                                            Nine Months
                                        Ended September 30,
                                          1998        1997
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . . $799         $740

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries. . . . (583)        (242)
 Purchase deposits refunded in
  connection with aircraft delivered . .  540           29
 Capital expenditures. . . . . . . . . . (492)        (275)
 Proceeds from disposition of property
  and equipment. . . . . . . . . . . . .   67           14
 Investment in partner airlines. . . . .  (53)           -
 Purchase of short-term investments. . .  (44)           -
 Other . . . . . . . . . . . . . . . . .  (18)         (10)
  Net cash used by investing
   activities. . . . . . . . . . . . . .   (583)      (484)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .  477          505
 Payments on long-term debt and
  capital lease obligations. . . . . . . (375)        (627)
 Purchase of Class B treasury stock. . . (191)           -
 Proceeds from issuance of common
  stock. . . . . . . . . . . . . . . . .   51           18
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .  (16)         (16)
 Purchase of warrants to purchase
  Class B common stock . . . . . . . . .    -          (94)
 Redemption of preferred stock . . . . .    -          (48)
 Purchase of 9% minority interest
  in AMI . . . . . . . . . . . . . . . .    -          (18)
 Proceeds from sale-leaseback
  transactions . . . . . . . . . . . . .   41            -
  Net cash used by financing activities.    (13)      (280)









                                         (continued on next page)

                    CONTINENTAL AIRLINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                            Nine Months
                                        Ended September 30,
                                          1998        1997
                                             (Unaudited)
Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . . $  203       $(24)

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . .  1,010        985

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $1,213       $961

Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $   98       $104
 Income taxes paid . . . . . . . . . . . $   13       $  7

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $  335       $207
 Capital lease obligations incurred. . . $  111       $ 15
 Reduction of capital lease
  obligations in connection with
  refinanced aircraft. . . . . . . . . . $    -       $ 97
 Financed purchase deposits for
  flight equipment, net. . . . . . . . . $    -       $ 52
 Purchase deposits refunded and used
  to reduce debt . . . . . . . . . . . . $    -       $ 31












(A) Excludes restricted cash of $15 million and $76 million at January 1, 1998 and 1997, respectively, and $13 million and $27 million at September 30, 1998 and 1997, respectively.


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

NOTE 2 - INTANGIBLES

During 1998, the Company determined that it would be able to recognize additional net operating losses ("NOLs") attributable to the Company's predecessor as a result of the completion of several transactions resulting in recognition of built-in gains for federal income tax purposes. This benefit was used to reduce to zero reorganization value in excess of amounts allocable to identifiable assets in the first quarter of 1998. During the third quarter of 1998, the Company determined that additional NOLs of the Company's predecessor could be benefitted and accordingly reduced both the valuation allowance and routes, gates and slots by $152 million.

NOTE 3 - FLEET DISPOSITIONS/IMPAIRMENT LOSSES

On August 11, 1998, the Company announced that Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of the Company, plans to accelerate the retirement of its four Boeing 747 aircraft by April 1999 and its remaining thirteen Boeing 727 aircraft by December 2000. The Boeing 747s will be replaced by DC-10-30 aircraft and the Boeing 727 aircraft will be replaced with a reduced number of Boeing 737 aircraft. In addition, Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, will accelerate the retirement of certain turboprop aircraft by 2000, including its fleet of 32 EMB-120 turboprop aircraft, as regional jets are acquired to replace turboprops.

In connection with its decision to accelerate the replacement of these aircraft, the Company performed an evaluation to determine, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft will be less than the aggregate carrying amount of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft will be less than their carrying amount, and therefore, these aircraft are impaired as defined by SFAS 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value at the date the decision was made, resulting in a $59 million fleet disposition/impairment loss. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The remaining $63 million of the fleet disposition/impairment loss includes cash and non-cash costs related primarily to future commitments on leased aircraft past the dates they will be removed from service and the write-down of related inventory to its estimated fair market value. The combined charge of $122 million ($77 million after tax) was recorded in the third quarter of 1998.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):

                                 Three Months     Nine Months
                                    Ended           Ended
                                September 30,   September 30,
                                 1998    1997    1998    1997
Numerator:
 Income before extraordinary
  charge . . . . . . . . . . . . $ 73    $114    $321    $316
 Extraordinary charge, net of
  applicable income taxes. . . .    -      (4)     (4)     (4)
 Net income. . . . . . . . . . .   73     110     317     312
 Preferred stock dividends . . .    -       -       -      (2)
Numerator for basic earnings per
 share - income available to
 common stockholders . . . . . .   73     110     317     310

Effect of dilutive securities:
 Preferred Securities of Trust .    3       3       9       9
 6-3/4% convertible subordinated
  notes. . . . . . . . . . . . .    2       2       6       6
                                    5       5      15      15

Numerator for diluted earnings
  per share - income available
  to common stockholders after
  assumed conversions. . . . . . $ 78    $115    $332    $325

Denominator:
 Denominator for basic earnings
  per share - weighted-average
  shares . . . . . . . . . . . .  60.3    58.0   60.0    57.4

 Effect of dilutive securities:
  Employee stock options . . . .   1.7     1.6    1.9     1.5
  Warrants . . . . . . . . . . .     -     2.5    1.1     3.8
  Restricted Class B common
   stock . . . . . . . . . . . .     -     0.4      -     0.4
  Preferred Securities of Trust.  10.3    10.3   10.3    10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . .   7.6     7.6    7.6     7.6
 Dilutive potential common
   shares. . . . . . . . . . . .  19.6    22.4   20.9    23.6

 Denominator for diluted
  earnings per share - adjusted
  weighted-average and assumed
  conversions. . . . . . . . . .  79.9    80.4   80.9    81.0

NOTE 5 - INCOME TAXES

Income taxes for the three and nine months ended September 30, 1998 and 1997 were provided at the estimated annual effective tax rate. Such rate differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

At December 31, 1997, the Company had NOL carryforwards of $1.9 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits will be limited. Reflecting this limitation, the Company recorded a valuation allowance of $617 million at December 31, 1997.

Realization of a substantial portion of the Company's remaining NOLs required the completion of transactions resulting in recognition of built-in gains for federal income tax purposes. During 1998, the Company has consummated several such transactions, the benefit of which resulted in the elimination of reorganization value in excess of amounts allocable to identifiable assets in the first quarter of 1998. During the third quarter of 1998, the Company determined that additional NOLs of the Company's predecessor could be benefitted and accordingly reduced both the valuation allowance and routes, gates and slots by $152 million.
To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would further reduce routes, gates and slots.

NOTE 6 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the third quarters of 1998 and 1997, total comprehensive income amounted to $70 million and $110 million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $313 million and $311 million, respectively.

NOTE 7 - OTHER

On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners, L.P. ("Air Partners") to dispose of its interest in the Company to an affiliate of Northwest Airlines, Inc. ("Northwest"), the Company had entered into a long-term global alliance with Northwest involving schedule coordination, frequent flyer reciprocity, executive lounge access, airport facility coordination, code-sharing, the formation of a joint venture among the two carriers and KLM Royal Dutch Airlines with respect to their trans-Atlantic services, cooperation regarding other alliance partners of the two carriers and regional alliance development, certain coordinated sales programs, preferred reservations displays and other activities. On October 23, 1998, the Department of Justice ("DOJ") filed a lawsuit against Northwest and Continental challenging Northwest's acquisition of an interest in Continental. The DOJ is not seeking to preliminarily enjoin the transaction, nor is it challenging the alliance with Northwest at this time, although it is continuing to investigate certain specific aspects of the alliance. Continental expects to implement its alliance with Northwest promptly after the closing of Northwest's acquisition of an equity interest in Continental. While it is not possible to predict the ultimate outcome of this litigation, the Company does not believe that this litigation will have a material adverse effect on the Company.

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

In May 1998, Express signed a memorandum of understanding to purchase 25 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, deliverable through the third quarter of 1999, with options for an additional 50 aircraft exercisable through 2005. The Company currently plans to finance the new aircraft using lease financing and to account for all of these aircraft as operating leases.

On May 21, 1998, the stockholders of the Company approved the Continental Airlines, Inc. 1998 Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan provides that the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors and employees of the Company or its subsidiaries. Subject to adjustment as provided in the Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the Incentive Plan may not exceed 5,500,000 shares, which may be originally issued or treasury shares or a combination thereof.

In June 1998, a new five-year collective bargaining agreement, retroactive to October 1997, was ratified by Continental's pilots, who are represented by the Independent Association of Continental Pilots ("IACP"). The agreement becomes amendable in October 2002. The Company began accruing for the increased costs of the new agreement in the fourth quarter of 1997. The Company estimates that the increased costs will be approximately $113 million for 1998. Also in June 1998, the pilots at Express, who are also represented by the IACP, rejected a new five-year tentative agreement which had been submitted to them for ratification. The parties resumed bargaining with respect to a revised Express contract with the assistance of the National Mediation Board ("NMB") in the third quarter of 1998. While it is not possible to predict the outcome of those negotiations, the Company does not believe it will have a material financial impact on the Company. The Company's dispatchers, represented by the Transport Workers' Union ("TWU"), ratified a new five-year collective bargaining agreement in July 1998. The agreement becomes amendable in October 2003. On October 9, 1998, the Company and the International Brotherhood of Teamsters (the "Teamsters") reached a tentative agreement for an initial four-year collective bargaining agreement covering the Company's mechanics and related employees. The agreement will be submitted for a ratification vote, the results of which will be known in mid-November 1998. While it is not possible to predict the outcome of the ratification vote, the Company does not believe it will have a material financial impact on the Company.

Also in June 1998, the Company sold its remaining 317,140 shares of America West Holding Corporation ("America West") Class B common stock realizing net proceeds of approximately $8.9 million and a gain of $6 million.

In 1998, the Company's Board of Directors authorized the expenditure of up to $300 million to repurchase shares of the Company's common stock or convertible securities. No time limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases occur at times and in amounts that the Company deems appropriate. As of October 16, 1998, 3,695,800 shares had been repurchased for a total of $197 million.

In October 1998, the Company entered into an agreement to offer $524 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 14 aircraft scheduled to be delivered from December 1998 to April 1999. The transaction is expected to be completed in early November of 1998.

NOTE 8 - SEGMENTS DISCLOSURE

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Although SFAS 131 became effective the first quarter of 1998, Continental has elected not to report segment information in interim financial statements in the first year of application consistent with the provisions of the statement.

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted for years beginning after June 15, 1999. The Company will adopt SFAS 133 in the fourth quarter of 1998. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

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

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare sale activities, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions. To date, the recent turmoil in the world's financial markets has not had a material impact on the Company's results of operations. Although CMI's results in Asia have declined in recent years, the Company successfully redeployed CMI capacity into the stronger domestic markets and CMI's recent results have improved. In addition, the Company believes it is well positioned to respond to market conditions in the event of a sustained economic downturn for the following reasons: underdeveloped hubs with strong local traffic;
a flexible fleet plan; a strong cash balance, a $225 million unused revolving credit facility and a well developed alliance network.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine months ended September 30, 1998 as compared to the corresponding periods ended September 30, 1997.

Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

The Company recorded consolidated net income of $73 million for the three months ended September 30, 1998 as compared to consolidated net income of $110 million for the three months ended September 30, 1997. Net income was significantly impacted by a $122 million ($77 million after-tax) fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.

Passenger revenue increased 12.5%, $219 million, during the quarter ended September 30, 1998 as compared to the same period in 1997, which was principally due to a 14.6% increase in revenue passenger miles, partially offset by a 2.7% decrease in yield.

Wages, salaries and related costs increased 25.8%, $119 million, during the quarter ended September 30, 1998 as compared to the same period in 1997, primarily due to an 11.1% increase in average full-time equivalent employees and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense decreased 18.1%, $40 million, in the three months ended September 30, 1998 as compared to the same period in the prior year. The average price per gallon decreased 26.0% from
60.23 cents in the third quarter of 1997 to 44.59 cents in the third quarter of 1998. This reduction was partially offset by a 10.2% increase in the quantity of jet fuel used, principally reflecting increased capacity.

Aircraft rentals increased $23 million or 16.3% due to the delivery of new aircraft.

Maintenance, materials and repairs increased 2.0%, $3 million, during the quarter ended September 30, 1998 as compared to the same period in 1997 due to the volume and timing of engine overhauls and routine maintenance as part of the Company's ongoing maintenance program.

Depreciation and amortization expense increased 17.2%, $11 million, in the third quarter of 1998 compared to the third quarter of 1997 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by a reduction in the amortization of reorganization value in excess of amounts allocable to identifiable assets and routes, gates and slots. See Note 2.

As a result of its decision to accelerate the retirement of certain jet and turboprop aircraft (see Note 3), the Company recorded a fleet disposition/ impairment loss of $122 million.

Other operating expense increased 11.0%, $43 million, in the three months ended September 30, 1998 as compared to the same period in the prior year, as a result of increases in passenger and aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to the 11.1% increase in available seat miles.

Comparison of Nine Months Ended September 30, 1998 to Nine Months
Ended September 30, 1997

The Company recorded consolidated net income of $317 million and $312 million for the nine months ended September 30, 1998 and 1997, respectively. Net income was significantly impacted by a $122 million ($77 million after-tax) fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft. Management believes that the Company benefitted in the first quarter of 1997 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax was reinstated on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its previous expiration, can be precisely determined.

Passenger revenue increased 12.3%, $611 million, during the nine months ended September 30, 1998 as compared to the same period in 1997. The increase was due to a 13.5% increase in revenue passenger miles, partially offset by a 1.9% decrease in yield.

Wages, salaries and related costs increased 22.5%, $294 million, during the nine months ended September 30, 1998 as compared to the same period in 1997, primarily due to an 11.6% increase in average full-time equivalent employees and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense decreased 16.1%, $106 million, in the nine months ended September 30, 1998 as compared to the same period in the prior year. The average price per gallon decreased 24.9% from
63.45 cents in the first nine months of 1997 to 47.66 cents in the first nine months of 1998. This reduction was partially offset by an 11.1% increase in the quantity of jet fuel used principally reflecting increased capacity.

Aircraft rentals increased 20.5%, $82 million, during the nine months ended September 30, 1998 as compared to the same period in 1997, due primarily to the delivery of new aircraft.

Maintenance, materials and repairs increased 13.8%, $55 million, during the nine months ended September 30, 1998 as compared to the same period in 1997. Aircraft maintenance expense in the second quarter of 1997 was reduced by $16 million due to the reversal of reserves that were no longer required as a result of the acquisition of 10 aircraft previously leased by the Company. In addition, maintenance expense increased due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Depreciation and amortization expense increased 15.6%, $29 million, in the first nine months of 1998 compared to the same period in 1997 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by a reduction in the amortization of reorganization value in excess of amounts allocable to identifiable assets and routes, gates and slots. See
Note 2.

As a result of its decision to accelerate the retirement of certain jet and turboprop aircraft (see Note 3), the Company recorded a fleet disposition/impairment loss of $122 million.

Other operating expense increased 13.1%, $145 million, in the nine months ended September 30, 1998 as compared to the same period in the prior year, primarily as a result of increases in passenger and aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to the 11.5% increase in available seat miles.

The Company's other nonoperating income (expense) in the nine months ended September 30, 1998 included a $6 million gain on the sale of America West stock. Other nonoperating expense in the first nine months of 1997 consisted primarily of foreign currency losses.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                     September 30,      Increase/
                                   1998        1997     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . .  14,944    13,038      14.6 %
Available seat miles
 (millions) (2). . . . . . . . . . 19,642     17,686      11.1 %
Passenger load factor (3). . . . .  76.1%       73.7%      2.4 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  62.8%       61.8%      1.0 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .   9.22       9.18       0.4 %
Total revenue per available
 seat mile (cents) . . . . . . . .  10.06      10.05       0.1 %
Operating cost per available
 seat mile (cents) (5) . . . . . .   8.82       8.98      (1.8)%
Average yield per revenue
  passenger mile (cents) (6) . . .  12.12      12.45      (2.7)%
Average fare per revenue
 passenger . . . . . . . . . . . .$155.39    $149.96       3.6 %
Revenue passengers (thousands) . . 11,655     10,822       7.7 %
Average length of aircraft
  flight (miles) . . . . . . . . .  1,067        991       7.7 %
Average daily utilization of
  each aircraft (hours) (7). . . .   10:20     10:19       0.2 %
Actual aircraft in fleet at
 end of period (8) . . . . . . . .    359        334       7.5 %

                                 Nine Months Ended        Net
                                    September 30,       Increase/
                                   1998        1997     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 40,691     35,851      13.5 %
Available seat miles
 (millions) (2). . . . . . . . . .55,739      50,004      11.5 %
Passenger load factor (3). . . . .  73.0%       71.7%      1.3 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  60.9%       59.6%      1.3 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.24        9.26      (0.2)%
Total revenue per available
 seat mile (cents) . . . . . . . .  10.12      10.16      (0.4)%
Operating cost per available
 seat mile (cents) (5) . . . . . .  8.93        9.05      (1.3)%
Average yield per revenue
  passenger mile (cents) (6) . . . 12.66       12.91      (1.9)%
Average fare per revenue
 passenger . . . . . . . . . . . .$156.17    $149.19       4.7 %
Revenue passengers (thousands) . .32,988      31,022       6.3 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,040         954       9.0 %
Average daily utilization of
  each aircraft (hours) (7). . . .   10:17     10:14       0.5 %
Actual aircraft in fleet at
 end of period (8) . . . . . . . .   359         334       7.5 %

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. For the three months ended September 30, 1998, the table above excludes 554 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 99 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental. For the nine months ended September 30, 1998, the table above excludes 1,230 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 164 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental.

__________________

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5)  1998 excludes a fleet disposition/ impairment loss totaling
      $122 million.
 (6) The average revenue received for each mile a revenue passenger is carried.
 (7) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (8) Excludes all-cargo 727 aircraft (six in 1998 and four in 1997) at CMI. During the first nine months of 1998, the Company took delivery of 47 aircraft and removed 25 aircraft from service.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first nine months of 1998, the Company completed several transactions intended to strengthen its long-term financial position and enhance earnings.

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

As of September 30, 1998, the Company had $1.2 billion in cash and cash equivalents (excluding restricted cash of $13 million) and $44 million of short-term investments, compared to $1 billion in cash and cash equivalents (excluding restricted cash of $15 million) as of December 31, 1997. Net cash provided by operating activities increased $59 million during the nine months ended September 30, 1998 compared to the same period in the prior year primarily due to an improvement in operating income (excluding a $122 million fleet disposition/impairment loss). Net cash used by investing activities increased $99 million for the nine months ending September 30, 1998 compared to the same period in the prior year, primarily as a result of higher capital and fleet-related expenditures. Net cash used by financing activities for the nine months ended September 30, 1998 compared to the same period in the prior year decreased $267 million primarily due to a decrease in payments on long-term debt and capital lease obligations. This decrease was partially due to the repayment of a $275 million secured term loan in 1997.

Deferred Tax Assets. The Company had, as of December 31, 1997, deferred tax assets aggregating $1.1 billion, including
$631 million of NOLs. Realization of a substantial portion of the Company's remaining NOLs required the completion of transactions resulting in recognition of built-in gains for federal income tax purposes. During 1998, the Company has consummated several such transactions, the benefit of which resulted in the elimination of reorganization value in excess of amounts allocable to identifiable assets in the first quarter of 1998. During the third quarter of 1998, the Company determined that additional NOLs of the Company's predecessor could be benefitted and accordingly reduced both the valuation allowance and routes, gates and slots by $152 million.
To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would further reduce routes, gates and slots.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1 billion of taxable income following December 31, 1997. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Based on information currently available, the Company does not believe that the Air Partners agreement to dispose of its interest in the Company to an affiliate of Northwest will result in an ownership change for purposes of Section 382.

Purchase Commitments. As of October 16, 1998, Continental had firm commitments with The Boeing Company ("Boeing") to take delivery of a total of 117 jet aircraft during the years 1998 through 2005 with options for an additional 115 aircraft (exercisable subject to certain conditions). These new aircraft will replace older, less efficient Stage 2 aircraft and allow for growth of operations. The estimated aggregate cost of the Company's firm commitments for the Boeing aircraft is approximately $5.5 billion. As of October 16, 1998, Continental had completed or had third-party commitments for a total of approximately $521 million in financing for its future Boeing deliveries, and had commitments or letters of intent from various sources for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. The Company currently plans on financing the new Boeing aircraft with a combination of enhanced equipment trust certificates, lease equity and other third-party financing, subject to availability and market conditions. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

During the first nine months of 1998, the Company took delivery of 47 jet aircraft of which 39 were financed through enhanced equipment trust certificates.

As of October 16, 1998, Express had firm commitments for 41 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and a memorandum of understanding to purchase 25 ERJ-135 37-seat regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Neither Express nor Continental will have any obligation to take any such firm aircraft that are not financed by a third party and leased to the Company. Express took delivery of 15 of the ERJ-145 firm aircraft in the first three quarters of 1998 and will take delivery of the remaining 66 firm aircraft through the third quarter of 2001. The Company expects to account for all of these aircraft as operating leases.

Continental expects its cash outlays for 1998 capital expenditures, exclusive of fleet plan requirements, to aggregate $231 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the nine months ended September 30, 1998 aggregated $144 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Year 2000 and Euro.

As described in its annual report on Form 10-K for the year ended December 31, 1997, the Company implemented a Year 2000 project in early 1997 to ensure that the Company's computer systems will function properly in the year 2000 and thereafter. The total cost for the project (excluding internal payroll costs) is currently expected to approximate $12-15 million, which is being funded with cash from operations. As of September 30, 1998, the Company had incurred and expensed approximately $10 million relating to its Year 2000 project.

The Company's Year 2000 project involves the review of a number of internal and third party components. Each component is subjected to the project's five phases, which consist of inventory of systems, evaluation and analysis, modification implementation, user testing and integration compliance. The components are currently in various stages of completion; however, the Company's entire Year 2000 project is anticipated to be completed by early 1999. This should allow for the Company sufficient time for any additional analysis, modification and testing which may be required. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by third parties on which the Company's business relies (including those of the Federal Aviation Administration) to operate properly beyond 1999. There can be no assurance that such systems will be modified for Year 2000 operational requirements on a timely basis. Although the Company currently has day to day operational contingency plans, management is in the process of updating these plans for possible Year 2000 specific operational requirements.

Effective January 1, 1999, eleven of the fifteen countries comprising the European Union will begin a transition to a single monetary unit, the "euro", which is scheduled to be completed by July 1, 2002. The Company has developed a plan designed to allow it to effectively operate in euros. Management does not anticipate that the implementation of this single currency plan will have a material effect on the Company's operations or financial condition.

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

Continental has announced plans to expand its facilities at its Hopkins International Airport hub in Cleveland, which expansion is expected to be completed in the third quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, is expected to cost approximately $156 million and will be funded principally by a combination of tax-exempt special facilities revenue bonds issued in March 1998 and general airport revenue bonds issued in December 1997 in each case by the City of Cleveland. In connection therewith, Continental has guaranteed the special facilities revenue bonds and has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service both series of bonds.

Employees. In June 1998, a new five-year collective bargaining agreement, retroactive to October 1997, was ratified by Continental's pilots, who are represented by the IACP. The agreement becomes amendable in October 2002. The Company began accruing for the increased costs of the new agreement in the fourth quarter of 1997. The Company estimates that the increased costs will be approximately $113 million for 1998. Also in June 1998, the pilots at Express, who are also represented by the IACP, rejected a new five-year tentative agreement which had been submitted to them for ratification. The parties resumed bargaining with respect to a revised Express contract with the assistance of the NMB in the third quarter of 1998. While it is not possible to predict the outcome of those negotiations, the Company does not believe it will have a material financial impact on the Company. The Company's dispatchers, represented by the TWU, ratified a new five-year collective bargaining agreement in July 1998. The agreement becomes amendable in October 2003. On October 9, 1998, the Company and the Teamsters reached a tentative agreement for an initial four-year collective bargaining agreement covering the Company's mechanics and related employees. The agreement will be submitted for a ratification vote, the results of which will be known in mid-November 1998. While it is not possible to predict the outcome of the ratification vote, the Company does not believe it will have a material financial impact on the Company.

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

Other. On January 26, 1998, the Company announced that, in connection with an agreement by Air Partners to dispose of its interest in the Company to an affiliate of Northwest, the Company had entered into a long-term global alliance with Northwest. The Company estimated at the time of the announcement that the alliance with Northwest, when fully phased in over a three-year period, would generate in excess of $500 million in additional annual pre-tax operating income for the carriers, and anticipated that approximately 45% of such pre-tax operating income would accrue to the Company. On October 23, 1998, the Department of Justice ("DOJ") filed a lawsuit against Northwest and Continental challenging Northwest's acquisition of an interest in Continental. The DOJ is not seeking to preliminarily enjoin the transaction, nor is it challenging the alliance with Northwest at this time, although it is continuing to investigate certain specific aspects of the alliance. Continental expects to implement its alliance with Northwest promptly after the closing of Northwest's acquisition of an equity interest in Continental. While it is not possible to predict the ultimate outcome of this litigation, the Company does not believe that this litigation will have a material adverse effect on the Company.

In February 1998, Continental began a block-space arrangement whereby it is committed to purchase capacity on another carrier at a cost of approximately $147 million per year. This arrangement is for 10 years. Pursuant to other block-space arrangements, other carriers are committed to purchase capacity on Continental.

In 1998, the Company's Board of Directors authorized the expenditure of up to $300 million to repurchase shares of the Company's common stock or convertible securities. No time limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such purchases occur at times and in amounts that the Company deems appropriate. As of October 16, 1998, 3,695,800 shares had been repurchased for a total of $197 million.

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

To reduce the potential negative impact on CMI's dollar earnings, CMI entered into forward contracts in the fourth quarter of 1998 as a hedge against a portion of its expected net yen cash flow position. The forward contracts represent 95% of the estimated net yen cash flows through the first quarter of 1999. See Note 9.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Continental's Annual Report on Form 10-K for the year ended December 31, 1997.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1 Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951 between the Company and The Boeing Company relating to the purchase of Boeing 737 aircraft, dated July 30, 1998.

        10.2 Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 1783 between the Company and The Boeing Company relating to the purchase of Boeing 757 aircraft, dated July 30, 1998.

        27.1     Financial Data Schedule.

   (b)  Reports on Form 8-K:

        (i) Report dated July 30, 1998 reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the Restated Financial Data Schedules for 1995, 1996 and 1997.

        (ii) Report dated September 24, 1998 reporting Item 5. "Other Events". No financial statements were filed with the report, which included a Press Release related to the stock repurchase program.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  October 23, 1998 by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  October 23, 1998      /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)

                       INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.



10.1 Supplemental Agreement No. 6, including exhibits and side letters, to Purchase Agreement No. 1951 between the Company and The Boeing Company relating to the purchase of Boeing 737 aircraft, dated July 30, 1998. (1)

10.2 Supplemental Agreement No. 11, including exhibits and side letters, to Purchase Agreement No. 1783 between the Company and The Boeing Company relating to the purchase of Boeing 757 aircraft, dated July 30, 1998. (1)

27.1      Financial Data Schedule.

___________________

(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.