Form 10-K
period 1998-12-31
CONTINENTAL AIRLINES INC /DE/
filed 1999-02-25
CIK 319687

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________ TO __________

                              0-9781
                     (Commission File Number)

                    CONTINENTAL AIRLINES, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                         74-2099724
(State or other jurisdiction of            (IRS Employer
incorporation or organization)          Identification No.)

      1600 Smith Street, Dept. HQSEO, Houston, Texas    77002
        (Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code:  713-324-2950

    Securities registered pursuant to Section 12(b) of the Act:

                                    Name of Each Exchange
   Title of Each Class               on Which Registered

   Class A Common Stock,           New York Stock Exchange
   par value $.01 per share

   Class B Common Stock,           New York Stock Exchange
   par value $.01 per share

   Series A Junior Participating   New York Stock Exchange
   Preferred Stock Purchase Rights

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1.9 billion as of February 17, 1999.
                          _______________

     As of February 17, 1999, 11,406,732 shares of Class A Common
Stock and 57,400,355 shares of Class B Common Stock were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE
                Proxy Statement for Annual Meeting
      of Stockholders to be held on May 18, 1999:   PART III

                             PART I

ITEM 1.  BUSINESS.

Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1998 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express") and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 206 airports worldwide at February 1, 1999. As of February 1, 1999, Continental flies to 127 domestic and 79 international destinations and offers additional connecting service through alliances with domestic and foreign carriers. Continental directly serves 13 European cities, eight South American cities and Tokyo and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

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

Business Strategy

In 1995, Continental implemented a plan, labeled the "Go Forward Plan", which was a "back to basics" approach focusing on improving profitability and financial condition, delivering a consistent, reliable, quality product to customers and improving employee morale and working conditions. The Company's 1999 strategic plan, as discussed below, retains the four basic components of the Go Forward Plan: Fly to Win, Fund the Future, Make Reliability a Reality and Working Together, with initiatives intended to build upon Continental's operational and strategic strengths.

Fly to Win

The Company's 1999 Fly to Win initiatives center around three principal themes: Grow Hub Operations, Improve Business/Leisure
Mix and Strengthen Alliance Network.

Grow Hub Operations. Continental will continue to add select flights and refine its flight schedules to maximize the potential of its hubs. In addition, Continental plans to focus on expanding international traffic through service to new destinations and additional code-sharing and other marketing alliances with foreign carriers.

Management believes that by adding domestic and international flights to the Company's hubs, attracting more international passengers through alliances with foreign carriers and further refining the efficiency of the Company's hub operations, Continental will continue to capture additional flow traffic through its hubs and attract a larger share of higher-yielding business travelers.

Improve Business/Leisure Mix. The Company's passenger load factors increased from 70.9% in 1997 to 72.1% in 1998, facilitating management of the business/leisure traveler mix on its aircraft. Since business travelers typically pay a higher fare (on a revenue-per-seat-mile basis) for the convenience of being able to make and change last minute travel plans, increases in business traffic contribute disproportionately to incremental profitability. Unrestricted business fares accounted for approximately 44.3% of the Company's domestic passenger revenue in 1998 compared to 43.8% in 1997 (excluding Express). Many of the Company's product and schedule improvements have been made to appeal to business travelers. The Company has invested in state-of-the-art revenue management and pricing systems to enhance its ability to manage its fare mix.

Strengthen Alliance Network. Management believes that strengthening the Company's network of alliance partners will allow it to compete with larger global airline alliances, better leverage the Company's hub assets and result in improved returns to the Company. Focusing on strategic global alliances allows the Company to benefit from the strengths of its alliance partners in their local markets while reducing the Company's reliance on any individual alliance partner.

The Company seeks alliance relationships that, together with the Company's own flying, will permit expanded service through Newark to major destinations in Latin America, Europe and Asia, and expanded service through Houston to Latin America and Europe as well as service to Japan. Route authorities that would be required for the Company's own service to certain of these destinations are not currently available to the Company. In November 1998, the Company began implementing its long-term global alliance with Northwest Airlines, Inc. ("Northwest"), which will continue to be phased in over a multi-year period. See "Domestic Carrier Alliances" and "Foreign Carrier Alliances" below for a discussion of alliances recently entered into with other carriers.

Fund the Future

Having achieved its 1995 goals of building the Company's overall liquidity and improving its financial condition, management shifted its financial focus in 1996 and 1997 to target the Company's interest and lease expenses. In 1998, the Company concentrated on securing favorable financing for new aircraft and other assets as well as buying back common stock.

In 1998 and early 1999, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings:

- In February 1998, the Company completed an offering of $773 million of pass-through certificates used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 24 aircraft delivered from February 1998 through December 1998.

- During the first quarter of 1998, Continental completed several offerings totaling approximately $98 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance or refinance certain airport facility projects. These bonds are payable solely from rentals paid by Continental under long-term lease agreements with the respective governing bodies.

- In April 1998, the Company completed an offering of $187 million of pass-through certificates used to refinance the debt related to 14 aircraft currently owned by Continental.

- During the fourth quarter of 1998, the Company completed an offering of $524 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 14 aircraft scheduled to be delivered from December 1998 through May 1999.

- In November 1998, the Company exercised its right and called for redemption approximately half of its outstanding 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS"). The TOPrS were convertible into shares of Class B common stock at a conversion price of $24.18 per share of Class B common stock. As a result of the call for redemption, 2,688,173 TOPrS were converted into 5,558,649 shares of Class B common stock. In December 1998, the Company called for redemption the remaining outstanding TOPrS. As a result of the second call, the remaining 2,298,327 TOPrS were converted into 4,752,522 shares of Class B common stock during January 1999.

- In December 1998, the Company sold $200 million principal amount of 8% unsecured senior notes due in December 2005. The proceeds will be used for general corporate purposes.

-In February 1999, the Company completed an offering of $806 million of pass-through certificates to be used to finance
  (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 22 aircraft scheduled to be delivered from March 1999 through September 1999.

The focus in 1999 is to maintain stable cash balances while continuing to secure financing for aircraft deliveries in 1999 and beyond and, under appropriate circumstances, buy back common stock or common stock equivalents. The Company expects to continue, through refinancings and other initiatives, to eliminate excess interest and lease expenses and complete its transition from Stage 2 to Stage 3 aircraft.

Make Reliability a Reality

Customer service continues to be a principal focus in 1999. Management believes Continental's on-time performance record is crucial to its other operational objectives and, together with its initiatives to improve baggage handling and customer satisfaction and appropriately manage involuntary denied boardings, is an important tool to attract higher-margin business travelers.

Continental's goal for 1999 is to be ranked monthly by the Department of Transportation ("DOT") among the top half of major air carriers (excluding those airlines who do not report electronically) in on-time performance, baggage handling, customer satisfaction and avoidance of involuntary denied boarding. For 1998, Continental ranked sixth in on-time performance, second in baggage handling, fifth in fewest customer complaints and first in fewest involuntary denied boardings. In 1998, bonuses of $65 were paid to substantially all employees for each month that Continental ranked second or third or achieved 80% or above (for arrivals within 14 minutes) in on-time performance, and bonuses of $100 were paid for each month that Continental ranked first among the top 10 U.S. air carriers (excluding those airlines who do not report electronically) in on-time performance. For 1998, a total of $23 million of on-time bonuses were paid. This successful on-time performance bonus program continues in 1999.

In addition to programs intended to improve Continental's standings in DOT performance data, the Company has acted in a number of additional areas to enhance its attractiveness to business travelers and the travel agent community. Specifically, Continental implemented various initiatives designed to offer travelers cleaner and more attractive aircraft interiors, consistent interior and exterior decor, first class seating on all jet aircraft (other than regional jets), better meals and greater benefits under its award-winning frequent flyer program. Continental continues to make product improvements, such as new and refurbished Presidents Clubs with specialty bars, and on-board specialty coffees and microbrewery beer, among others. All the Company's jets expected to remain in service after 1999 now have reliable air-to-ground telephone service for customers, and its new long-range jets have state-of-the-art video equipment.

In January 1998, Continental launched its TransContinental service whereby passengers traveling coast-to-coast from Newark International Airport ("Newark") experience new enhancements on their flights, including new check-in options at nine New York locations, flexible meal options and door-to-door pick-up service. In addition, the Company successfully integrated the Boeing 777 and 737-700/800 aircraft into its fleet. The Company has also continued to refine its award-winning BusinessFirst service.

Working Together

Management believes that Continental's employees are its greatest asset, as well as the cornerstones of improved reliability and customer service. Management has introduced a variety of programs to increase employee participation and foster a sense of shared community. These initiatives include significant efforts to communicate openly and honestly with all employees through daily news bulletins, weekly voicemail updates from the Company's Chief Executive Officer, monthly and quarterly Continental publications, videotapes mailed to employees reporting on the Company's growth and progress, Go Forward Plan bulletin boards in over 600 locations system-wide, and daily news electronic display signs in many Continental employee locations. In addition, regularly scheduled visits to airports throughout the route system are made by the senior executives of the Company (each of whom is assigned an airport for this purpose). Monthly meetings open to all employees, as well as other periodic on-site visits by management, are designed to encourage employee participation, knowledge and cooperation. Continental was recently named among the best companies to work for in America, finishing 40th in Fortune Magazine's 1998 "100 Best Companies to Work for in America" list. Continental also reached long-term agreements with a majority of its employee workgroups regarding wages, benefits and other workplace matters.

Continental's goals for 1999 include (i) to be ranked among the top three major air carriers in employee measures such as turnover, lost time, productivity and on-the-job injury claims, (ii) to continue working with all employee groups in a way that is fair to both the employees and the Company, (iii) to continue to improve work environment safety, and (iv) to maintain Continental as one of the 100 best companies to work for in America.

In September 1997, Continental announced that it intended to bring all employees to industry standard wages over a three-year period, and has made substantial progress in doing so. See "Employees" below.

Domestic Operations

Continental operates its domestic route system primarily through its hubs at Newark, George Bush Intercontinental Airport ("Bush Intercontinental") in Houston and Hopkins International Airport ("Hopkins International") in Cleveland. The Company's hub system allows it to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows Continental to add service to a new destination from a large number of cities using only one or a limited number of aircraft. Each of Continental's domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

Newark. As of February 1, 1999, Continental operated 55% (237 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 58% (333 departures) of all average daily departures (jet, regional jet and turboprop) from Newark. Considering the three major airports serving New York City (Newark, LaGuardia and John F. Kennedy), Continental and Express accounted for 24% of all daily departures, while the next largest carrier, American Airlines, Inc., and its commuter affiliate accounted for 14% of all daily departures.

Houston.  As of February 1, 1999, Continental operated 78%
(328 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 82% (467 departures) of all average daily departures from Bush Intercontinental. Southwest Airlines Co. ("Southwest") also has a significant share of the Houston market through Hobby Airport. Considering both Bush Intercontinental and Hobby Airport, Continental operated 56% and Southwest operated 25% of the daily jet departures (excluding regional jets) from Houston.

Cleveland. As of February 1, 1999, Continental operated 51% (86 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 65% (232 departures) of all average daily departures from Hopkins International. The next largest carrier, US Airways, Inc. ("US Airways"), accounted for 6% of all daily departures.

Continental Express. Continental Airlines' jet service at each of its domestic hub cities is coordinated with Express, which operates new-generation turboprop aircraft and regional jets under the name "Continental Express". The turboprop aircraft average approximately seven years of age and seat 64 or fewer passengers while the regional jets average one year of age and seat 50 passengers.

As of February 1, 1999, Express served 30 destinations from Newark (15 by regional jet), 32 destinations from Bush Intercontinental (12 by regional jet) and 41 destinations from Hopkins International (13 by regional jet). In addition, commuter feed traffic is currently provided by other code-sharing partners. See "Domestic Carrier Alliances" below.

Management believes Express's turboprop and regional jet operations complement Continental's jet operations by allowing more frequent service to small cities than could be provided economically with conventional jet aircraft and by carrying traffic that connects onto Continental's jets. In many cases, Express (and Continental) compete for such connecting traffic with commuter airlines owned by or affiliated with other major airlines operating out of the same or other cities. Continental believes that Express's new regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. The regional jets also allow Express to serve certain routes that cannot be served by its turboprop aircraft.

Domestic Carrier Alliances. Pursuant to the Company's Fly to Win initiative under the Go Forward Plan, Continental has entered into and continues to develop alliances with domestic carriers:

- In January 1998, the Company announced that it had entered into a long-term global alliance with Northwest ("Northwest Alliance"). The Northwest Alliance includes the placing by each carrier of its code on a large number of the flights of the other and reciprocal frequent flyer programs and executive lounge access. Significant other joint marketing activities will be undertaken, while preserving the separate identities of the carriers. See "Risk Factors Relating to the Company - Risks Regarding Continental/Northwest Alliance".

- Continental has a series of agreements with America West Airlines, Inc. ("America West"), including agreements related to code-sharing and ground handling, which have created substantial benefits for both airlines. These code-sharing agreements cover 63 city-pairs at February 1, 1999, and allow Continental to link additional destinations to its route network and derive additional traffic from America West's distribution strength in cities where Continental has less sales presence. The sharing of facilities and employees by Continental and America West in their respective key markets has resulted in significant cost savings.

- Continental has a code-sharing agreement with Gulfstream International Airlines, Inc. ("Gulfstream") which commenced in April 1997. Gulfstream serves as a connection for Continental passengers throughout Florida as well as six markets in the Bahamas.

- Continental has a code-sharing arrangement with Colgan Air, Inc. which commenced in July 1997 on flights connecting in four cities in the eastern United States and offers connections for Continental passengers to 11 cities in the Northeastern and mid-Atlantic regions of the United States.

- Continental has a code-sharing agreement with Mesaba Aviation, Inc. ("Mesaba"), operating as a Northwest affiliate, which commenced on January 14, 1999. Mesaba serves as a connection for Continental passengers through Detroit and Minneapolis/St. Paul.

- Continental and CMI entered into a cooperative marketing agreement with Hawaiian Airlines that began October 1, 1997 on flights connecting in Honolulu.

International Operations

International Operations. Continental directly serves destinations throughout Europe, Canada, Mexico, Central and South America, and the Caribbean, as well as Tokyo, and has extensive operations in the western Pacific conducted by CMI. As measured by 1998 available seat miles, approximately 33.8% of Continental's jet operations, including CMI, were dedicated to international traffic, compared with 31.4% in 1997. Continental anticipates that a majority of its capacity growth in 1999 will be international. As of February 1, 1999, the Company offered 132 weekly departures to 13 European cities and marketed service to 33 other cities through code-sharing agreements. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline.

The Company's Newark hub is a significant international gateway. From Newark at February 1, 1999, the Company serves 13 European cities and four Canadian cities, three Mexican cities, two Central American cities, six South American cities and six Caribbean destinations, and markets other destinations through code-sharing arrangements with foreign carriers. In addition, Continental commenced non-stop service to Tokyo in November 1998, and has announced plans to begin non-stop service to Amsterdam (subject to government approval), Brussels, Tel Aviv and Zurich in 1999.

The Company's Houston hub is the focus of its operations in Mexico and Central America. As of February 1, 1999, Continental flies from Houston to 13 cities in Mexico, every country in Central America, five cities in South America, two Caribbean destinations, three cities in Canada and two cities in Europe. In addition, Continental commenced non-stop service to Tokyo in January 1999, and has been tentatively awarded non-stop service to Sao Paulo.

Continental also flies to Toronto, San Juan and Cancun from its hub in Cleveland and has announced service to London, subject to receipt of appropriate take-off and landing slots at Gatwick airport.

Continental Micronesia. CMI is a United States-certificated international air carrier engaged in the business of transporting passengers, cargo and mail in the western Pacific. From its hub operations based on the island of Guam, CMI provides service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, Australia, New Caledonia and Indonesia. Service to these Japanese cities and certain other Pacific Rim destinations is subject to a variety of regulatory restrictions limiting the ability of other carriers to service these markets.

CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Honolulu, which CMI serves non-stop from both Tokyo and Guam, and Tokyo. CMI and Continental also maintain a code-sharing agreement and coordinate schedules on certain flights from the west coast of the United States to Honolulu, and from Honolulu to Guam and Tokyo, to facilitate travel from the United States into CMI's route system.

Foreign Carrier Alliances. Over the last decade, major United States airlines have developed and expanded alliances with foreign air carriers, generally involving adjacent terminal operations, coordinated flights, code-sharing and other joint marketing activities. Continental is the sole major United States carrier to operate a hub in the New York City area. Consequently, Continental believes it is uniquely situated to attract alliance partners from Europe, the Far East and South America and has aggressively pursued such alliances. The Company believes that the Northwest Alliance will enhance its ability to attract foreign alliance partners. See "Risk Factors Relating to Continental - Risks Regarding Continental/Northwest Alliance".

Continental believes that developing a network of international alliance partners will better leverage the Company's hub assets by attracting high-yield flow traffic and by strengthening Continental's position in large, local (non-connecting) markets and will result in improved returns to the Company. Additionally, Continental can enlarge its scope of service more rapidly and enter additional markets with lower capital and start-up costs through formation of alliances with partners as compared with entering markets independently of other carriers.

Continental has a goal of developing alliance relationships that, together with the Company's own flying, will permit expanded service through Newark and Houston to major destinations in South America, Central America, Europe and Asia. Route authorities necessary for the Company's own service to certain of these destinations are not currently available to the Company.

Continental has implemented international code-sharing agreements with Alitalia Linee Aeree Italiane, S.P.A. ("Alitalia"), Transavia Airlines, CSA Czech Airlines, British Midland, China Airlines, EVA Airways Corporation, an airline based in Taiwan, Virgin Atlantic Airways ("Virgin"), Viacao Aerea Sao Paulo ("VASP") and Societe Air France ("Air France"), and is in the process of implementing a code-share agreement and other joint marketing and service agreements with Compania Panamena de Aviacion, S.A., 49% of the common equity of which is owned by Continental. Upon receipt of government approval, Continental will commence code-sharing arrangements with Aeroservicios Carabobo S.A., a Venezuelan carrier, Avant Airlines, a Chilean carrier, and Air Aruba. In addition, the Northwest Alliance contemplates formation of a joint venture with KLM Royal Dutch Airlines ("KLM"), a Dutch carrier. Continental has entered into joint market agreements with Air China and Aerolineas Centrales de Colombia, for which government approval has not yet been sought.

Certain of Continental's code-sharing agreements involve block-space arrangements (pursuant to which carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Alitalia has agreed to purchase blocks of seats on Continental flights between Newark and Rome and Milan. VASP has agreed to purchase blocks of seats on Continental flights between Newark and Rio de Janeiro and Sao Paulo. Continental and Air France purchase blocks of seats on each other's flights between Houston and Newark and Paris. Continental and Virgin exchange blocks of seats on each other's flights between Newark and London. Continental's agreement with Virgin also includes the purchase by Continental of blocks of seats on eight other routes flown by Virgin between the United Kingdom and the United States.

The majority of the Company's alliance agreements provide that a party may terminate the agreement upon certain changes in ownership or control of the other party. As a result of the transfer by Continental's principal stockholder of its Continental Class A common stock to an affiliate of Northwest (which affiliate is referred to hereafter together with Northwest as "Northwest"), certain of the Company's alliance partners could rely on such provision to attempt to terminate their alliance relationship with the Company. To date, none has done so, and the Company does not believe that the Northwest transaction would provide the basis for such a termination.

The Company might enter into other code-sharing, joint marketing and block-space agreements in 1999, which might include the Company undertaking the financial commitment to purchase seats from other carriers.

Employees

As of December 31, 1998, the Company had approximately 43,900 full-time equivalent employees, including approximately 19,200 customer service agents, reservations agents, ramp and other airport personnel, 7,750 flight attendants, 7,000 management and clerical employees, 6,150 pilots, 3,650 mechanics and 150 dispatchers.
Labor costs are a significant component of the Company's expenses and can substantially impact airline results. In 1998, labor costs (including employee incentives) constituted 31.1% of the Company's total operating expenses (excluding fleet disposition/impairment loss). While there can be no assurance that the Company's generally good labor relations and high labor productivity will continue, management has established as a significant component of its business strategy the preservation of good relations with the Company's employees, approximately 40% of whom are represented by unions. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000 as revenue, interest rates and rental rates reach industry standards.

The following is a table of the Company's, Express's and CMI's principal collective bargaining agreements, and their respective amendable dates:

                    Approximate                        Contract
     Employee        Number of    Representing         Amendable
      Group          Employees       Union               Date
Continental Pilots    5,050      Independent         October 2002
                                 Association
                                 of Continental
                                 Pilots

Express Pilots        1,100      Independent         October 2002
                                 Association
                                 of Continental
                                 Pilots

Dispatchers             150      Transport Workers   October 2003
                                 Union of America

Continental           3,220      International       January 2002
Mechanics                        Brotherhood of
                                 Teamsters

Express Mechanics       280      International       (Negotiations
                                 Brotherhood of      for initial
                                 Teamsters           contract
                                                     ongoing)

CMI Mechanics           150      International       March 2001
                                 Brotherhood of
                                 Teamsters

Continental           6,925      International       December 1999
Flight Attendants                Association of
                                 Machinists and
                                 Aerospace Workers

Express                 375      International       November 1999
Flight Attendants                Association of
                                 Machinists and
                                 Aerospace Workers

CMI                     450      International       June 2000
Flight Attendants                Association of
                                 Machinists and
                                 Aerospace Workers

CMI Fleet and           300      International       March 2001
Passenger Service                Brotherhood of
Employees                        Teamsters

The other employees of Continental, Express and CMI are not covered by collective bargaining agreements.

Competition and Marketing

The airline industry is highly competitive and susceptible to price discounting. The Company competes with other air carriers that have substantially greater resources (and in certain cases, lower cost structures) as well as smaller air carriers with low-cost structures. Overall industry profit margins have historically been low. However, during 1995 through 1998, industry profit margins improved substantially. See Item 1. "Business. Risk Factors Relating to the Airline Industry" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

In 1998, Continental Airlines continued to expand its electronic ticketing ("E-Ticket") product to international destinations. E-Tickets result in lower distribution costs to the Company while providing enhanced customer and revenue information. Continental recorded over $2.4 billion in E-Ticket sales in 1998, representing 27% of total customers traveling by the end of 1998. Further expansion in 1999 will complete the offering of E-Ticket to all international destinations, expand the number of E-Ticket machines in major airports, and enhance the Company's ability to interline with other carriers on a bilateral basis. The Company expects these features to contribute to an increase in E-Ticket usage and a further reduction in distribution costs.

Frequent Flyer Program

Each major airline has established a frequent flyer program designed to encourage repeat travel on its system. Continental's OnePass program allows passengers to earn mileage credits by flying Continental and certain other carriers including Northwest, America West, Alitalia and Air France. The Company also sells mileage credits to hotels, car rental agencies, credit card companies and others participating in the OnePass program.

Continental accrues the incremental cost associated with the earned flight awards based on expected redemptions. The incremental cost to transport a passenger on a free trip includes the cost of incremental fuel, meals, telecommunications, insurance and miscellaneous supplies and does not include any charge for potential displacement of revenue passengers or costs for aircraft ownership, maintenance, labor or overhead allocation. Due to the structure of the program and the low level of redemptions as a percentage of total travel, Continental believes that displacement of revenue passengers by passengers using flight awards has historically been minimal. The number of awards used on Continental represented less than 7% of Continental's total revenue passenger miles in each of the years 1998 and 1997.

During the fourth quarter of 1998, Continental, as part of the Northwest Alliance, entered into a frequent flyer arrangement with Northwest designed to allow Continental and Northwest to combine their frequent flyer programs while continuing to administer them as two separate programs.

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

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and
judicial decisions.   In addition, public airports generally impose
passenger facility charges ("PFC's") of up to $3 per departing or connecting passenger. Congress has from time to time considered legislation increasing PFC's, and the Company is unable to predict whether PFC's will increase. With certain exceptions, these charges are passed on to the customers.

The FAA has designated John F. Kennedy, LaGuardia, O'Hare and Wash-ington National airports as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between the carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system, proposed from time to time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports or expand slot controls to other airports. Certain of such proposals could restrict the number of flights, limit transfer of the ownership of slots, increase the risk of slot withdrawals or require charges to the Company's financial statements. The DOT recently proposed the elimination of slot restrictions at high-density airports. Continental cannot predict whether any of these proposals will be adopted.

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

Many aspects of Continental's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Risk Factors Relating to the Company

Leverage and Liquidity. Continental has a higher proportion of debt compared to its equity capital than some of its principal competitors. In addition, a majority of Continental's property and equipment is subject to liens securing indebtedness. Accordingly, Continental may be less able than some of its competitors to withstand a prolonged recession in the airline industry or respond as flexibly to changing economic and competitive conditions.

As of December 31, 1998, Continental had approximately $2.7 billion (including current maturities) of long-term debt and capital lease obligations and had approximately $1.3 billion of Continental-obligated mandatorily redeemable preferred securities of subsidiary trust and common stockholders' equity. As of December 31, 1998, Continental had $1.4 billion in cash and cash equivalents. Continental has lines of credit totaling $225 million and significant encumbered assets.

Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of February 8, 1999, Continental had agreed to acquire a total of 109 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 57 Boeing jet aircraft in 1999. Continental also has options for an additional 114 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $5.4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of February 8, 1999, Continental had approximately $1.1 billion in financing arranged for such future Boeing deliveries. In addition, Continental had commitments or letters of intent for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at February 8, 1999, Continental has firm commitments to purchase 32 spare engines related to the new Boeing aircraft for approximately $167 million, which will be deliverable through December 2004.

As of February 8, 1999, Express had firm commitments for 37 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 25 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 19 ERJ-145 and six ERJ-135 regional jets in 1999. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 aircraft that are not financed by a third party and leased to Continental.

For 1998, cash expenditures under operating leases relating to aircraft approximated $702 million, compared to $626 million for 1997, and approximated $263 million relating to facilities and other rentals compared to $236 million in 1997. Continental expects that its operating lease expenses for 1999 will increase over 1998 amounts.

Additional financing will be needed to satisfy the Company's capital commitments. Continental cannot predict whether sufficient financing will be available for capital expenditures not covered by firm financing commitments.

Continental's History of Operating Losses. Continental recorded net income (including special charges) of $383 million in 1998, $385 million in 1997, $319 million in 1996 and $224 million in 1995. However, Continental experienced significant operating losses in the previous eight years. Historically, the financial results of the U.S. airline industry have been cyclical. Continental cannot predict whether current industry conditions will continue.

Aircraft Fuel. Fuel costs constitute a significant portion of Continental's operating expense. Fuel costs were approximately 10.2% of operating expenses for the year ended December 31, 1998 (excluding fleet disposition/impairment loss) and 13.6% for the year ended December 31, 1997. Fuel prices and supplies are influenced significantly by international political and economic circumstances. Continental enters into petroleum swap contracts, petroleum call option contracts and jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines. If a fuel supply shortage were to arise from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled airline service could result. Significant changes in fuel costs would materially affect Continental's operating results.

Labor Matters. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000, as revenue, interest rates and rental rates reach industry standards.

Certain Tax Matters. At December 31, 1998, Continental had estimated net operating loss carryforwards ("NOLs") of $1.1 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of Continental on April 27, 1993, the ultimate utilization of Continental's NOLs and investment tax credits could be limited. Reflecting this possible limitation, Continental has recorded a valuation allowance of $263 million at December 31, 1998.

Continental had, as of December 31, 1998, deferred tax assets aggregating $803 million, including $372 million of NOLs. During the first quarter of 1998, the Company consummated several transactions, the benefit of which resulted in the elimination of reorganization value in excess of amounts allocable to identifiable assets of $164 million. During the third and fourth quarters of 1998, the Company determined that additional NOLs of the Company's predecessor could be benefitted and accordingly reduced both the valuation allowance and routes, gates and slots by $190 million.
To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would further reduce routes, gates and slots.

As a result of NOLs, Continental will not pay United States federal income taxes (other than alternative minimum tax) until it has earned approximately an additional $1.1 billion of taxable income following December 31, 1998. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of Continental's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 4.71% for February
1999). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by Continental at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $102 million per year other than through the recognition of future built-in gain transactions.

On November 20, 1998, Northwest completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. ("Air Partners") and its affiliates, together with certain Class A common stock of the Company held by certain other investors, totaling 8,661,224 shares of the Class A common stock (the "Air Partners Transaction"). Based on information currently available, the Company does not believe that the Air Partners Transaction resulted in an ownership change for purposes of Section 382.

Continental Micronesia. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the dollar. As a result of the devaluation of the yen against the dollar, a weak Japanese economy and increased fuel costs, CMI's operating earnings declined during 1996 and 1997. Although CMI's results in Asia have declined significantly in recent years, the Company successfully redeployed CMI capacity into the stronger domestic markets and CMI's most recent results have improved.

To reduce the potential negative impact on CMI's earnings, the Company has entered into forward contracts and purchased foreign currency average rate option contracts as a hedge against a portion of its expected net yen cash flow position. As of December 31, 1998, the Company had hedged approximately 100% of its first and second quarter 1999 projected net yen-denominated cash flows and 75% of its third quarter 1999 projected net yen-denominated cash flows.

Principal Stockholder. As of December 31, 1998, Northwest held approximately 13.5% of the common equity interest and 45.8% of the fully-diluted voting power of the Company. In addition, Northwest holds a limited proxy to vote certain additional shares of the Company's common stock that would raise its voting power to approximately 50.3% of the Company's fully diluted voting power.

In connection with the Air Partners Transaction, the Company entered into a corporate governance agreement with certain affiliates of Northwest (the "Northwest Parties") designed to assure the independence of the Company's Board and management during the six-year term of the governance agreement. Under the governance agreement, as amended, the Northwest Parties have agreed not to beneficially own voting securities of the Company in excess of 50.1% of the fully diluted voting power of the Company's voting securities, subject to certain exceptions, including third-party acquisitions or tender offers for 15% or more of the voting power of the Company's voting securities and a limited exception permitting a one-time ownership of approximately 50.4% of the fully diluted voting power. The Northwest Parties have deposited all voting securities of the Company beneficially owned by them (other than the shares for which they hold only a limited proxy) in a voting trust with an independent voting trustee requiring that such securities be voted (i) on all matters other than the election of directors, in the same proportion as the votes cast by other holders of voting securities, and (ii) in the election of directors, for the election of independent directors (who must constitute a majority of the Board) nominated by the Board of Directors. However, in the event of a merger or similar business combination or a recapitalization, liquidation or similar transaction, a sale of all or substantially all of the Company's assets, or an issuance of voting securities that would represent more than 20% of the voting power of the Company prior to issuance, or any amendment of the Company's charter or bylaws that would materially and adversely affect Northwest (each, an "Extraordinary Transaction"), the shares may be voted as directed by the Northwest Party owning such shares, and if a third party is soliciting proxies in an election of directors, the shares may be voted at the option of such Northwest Party either as recommended by the Company's Board of Directors or in the same proportion as the votes cast by the other holders of voting securities.

The Northwest Parties have also agreed to certain restrictions on the transfer of voting securities owned by them, have agreed not to seek to affect or influence the Company's Board of Directors or the control of the management of the Company or the business, operations, affairs, financial matters or policies of the Company or to take certain other actions, and have agreed to take all actions necessary to cause independent directors to at all times constitute at least a majority of the Company's Board of Directors. The Company has granted preemptive rights to a Northwest Party with respect to issuances of Class A common stock and certain issuances of Class B common stock. The Northwest Parties have agreed that certain specified actions, together with any material transactions between the Company and Northwest or its affiliates, including any modifications or waivers of the governance agreement or the alliance agreement, may not be taken without the prior approval of a majority of the Board of Directors, including the affirmative vote of a majority of the independent directors. The governance agreement also required the Company to adopt a shareholder rights plan with reasonably customary terms and conditions, with an acquiring person threshold of 15% and with appropriate exceptions for the Northwest Parties for actions permitted by and taken in compliance with the governance agreement. A rights plan meeting these requirements was adopted effective November 20, 1998.

The governance agreement will expire on November 20, 2004, or if earlier, upon the date that the Northwest Parties cease to beneficially own voting securities representing at least 10% of the fully diluted voting power of the Company's voting securities. However, in response to concerns raised by the Department of Justice ("DOJ") in its antitrust review of the Northwest Alliance, the Air Partners Transaction and the related governance agreement between the Company and the Northwest Parties (collectively, the "Northwest Transaction"), a supplemental agreement was adopted, which extended the effect of a number of the provisions of the governance agreement for an additional four years. For instance, the Northwest Parties must act to ensure that a majority of the Company's Board is comprised of independent directors, and certain specified actions, together with material transactions between the Company and Northwest or its affiliates, including any modifications or waivers of the supplemental agreement or the alliance agreement, may not be taken without the prior approval of a majority of the Board of Directors, including the affirmative vote of a majority of the independent directors. The Northwest Parties will continue to have the right to vote in their discretion on any Extraordinary Transaction during the supplemental period, but also will be permitted to vote in their discretion on other matters up to 20% of the outstanding voting power (their remaining votes to be cast neutrally, except in a proxy contest, as contemplated in the governance agreement), subject to their obligation set forth in the previous sentence. If, during the term of the supplemental agreement, the Company's rights plan were amended to allow certain parties to acquire more shares than is currently permitted, or if the rights issued thereunder were redeemed, the Northwest Parties could vote all of their shares in their discretion. Certain transfer limitations are imposed on the Northwest Parties during the supplemental period. The Company has granted preemptive rights to a Northwest Party with respect to issuances of Class A common stock and certain issuances of Class B common stock that occur during such period. The Company has agreed to certain limitations upon its ability to amend its charter, bylaws, executive committee charter and rights plan during the term
of the supplemental agreement.   Following the supplemental period,
the supplemental agreement requires the Northwest Parties to take all actions necessary to cause Continental's Board to have at least five independent directors, a majority of whom will be required to approve material transactions between Continental and Northwest or its affiliates, including the amendment, modification or waiver of any provisions of the supplemental agreement or the alliance agreement.

In certain circumstances, particularly in cases where a change in control of the Company could otherwise be caused by another party, Northwest could exercise its voting power so as to delay, defer or prevent a change in control of the Company.

Risks Regarding Continental/Northwest Alliance. In November 1998, the Company and Northwest began implementing a long-term global alliance involving extensive code-sharing, frequent flyer reciprocity, and other cooperative activities.

Continental's ability to implement the Northwest Alliance successfully and to achieve the anticipated benefits is subject to certain risks and uncertainties, including (a) disapproval or delay by regulatory authorities or adverse regulatory developments; (b) competitive pressures, including developments with respect to alliances among other air carriers; (c) customer reaction to the alliance, including reaction to differences in products and benefits provided by Continental and Northwest; (d) economic conditions in the principal markets served by Continental and Northwest; (e) increased costs or other implementation difficulties, including those caused by employees; (f) Continental's ability to modify certain contracts that restrict certain aspects of the alliance; and (g) the outcome of lawsuits commenced by certain stockholders of Continental challenging the Northwest Transaction and certain related matters.

The alliance agreement provides that if after four years the Company has not entered into a code share with KLM or is not legally able (but for aeropolitical restrictions) to enter into a new trans-Atlantic joint venture with KLM and Northwest and place its airline code on certain Northwest flights, Northwest can elect to (i) cause good faith negotiations among the Company, KLM and Northwest as to the impact, if any, on the contribution to the joint venture resulting from the absence of the code share, and the Company will reimburse the joint venture for the amount of any loss until it enters into a code share with KLM, or (ii) terminate (subject to cure rights of the Company) after one year's notice any or all of such alliance agreement and any or all of the agreements contemplated thereunder.

On October 23, 1998, the DOJ filed a lawsuit against Northwest and Continental challenging Northwest's acquisition of an interest in Continental. The DOJ did not seek to preliminarily enjoin the transaction before it closed on November 20, 1998, nor is the DOJ challenging the Northwest Alliance at this time, although the DOJ has informed the parties that it continues to investigate certain specific aspects of the alliance. Continental is in the process of implementing its alliance with Northwest. While it is not possible to predict the ultimate outcome of this litigation, management does not believe that this litigation will have a material adverse effect on Continental.

The DOT is reviewing the changes in Continental's ownership pursuant to DOT procedures for confirming the continuing fitness of airlines when their ownership changes. In connection with this review, DOT has exempted Continental and Northwest from regulatory provisions which DOT has interpreted to require approval for de facto route transfers when one airline holding international route authority acquires control of another airline holding international route authority, and has deferred action until December 10, 1999 as to its review of the governance and other agreements between Continental and Northwest to determine whether there has been a de facto route transfer.

If DOT were to conclude that a de facto route transfer of Continental routes to Northwest were occurring, it would institute a proceeding to determine whether such a transfer was in the public interest. In the past, DOT has approved numerous transfers, but it has also concluded on occasion that certain overlapping routes in limited-entry markets should not be transferred. In those instances, DOT has decided those routes should instead become available to other airlines to enhance competition on overlapping routes or between two countries. Continental and Northwest operate overlapping flights on certain limited entry routes, and Continental and Northwest offer service between their primary U.S. hubs and various other countries. If DOT were to institute a route transfer proceeding, it could consider whether certain of Continental's international routes overlapping with Northwest's on a point-to-point or country-to-country basis should be transferred to Northwest or to another airline. Continental believes that Northwest has not acquired control of Continental, and that there is a significant question as to DOT's authority to apply a de facto route transfer theory to the current relationship between Northwest and Continental. Continental would vigorously oppose any attempt by DOT to institute a route transfer proceeding which would consider any reductions in Continental's route authorities.

Stockholder Litigation. Following the announcement of the Northwest Transaction, to the Company's knowledge as of February 1, 1999, six separate lawsuits had been filed against the Company and its Directors and certain other parties (the "Stockholder Litigation"). The complaints in the Stockholder Litigation, which were filed in the Court of Chancery of the State of Delaware in and for New Castle County and seek class certification, and which have been consolidated under the caption In re Continental Airlines, Inc. Shareholder Litigation, generally allege that the Company's Directors improperly accepted the Northwest Transaction in violation of their fiduciary duties owed to the public stockholders of the Company. They further allege that Delta Air Lines, Inc. submitted a proposal to purchase the Company which, in the plaintiffs' opinion, was superior to the Northwest Transaction.
The Stockholder Litigation seeks, inter alia, to enjoin the Northwest Transaction and the award of unspecified damages to the plaintiffs.

While there can be no assurance that the Stockholder Litigation will not result in a delay in the implementation of any aspect of the Northwest Transaction, or the enjoining of the Northwest Transaction, the Company believes the Stockholder Litigation to be without merit and intends to defend it vigorously.

Year 2000 Computer Risk. The Year 2000 issue arises as a result of computer programs having been written using two digits (rather than four) to define the applicable year, among other problems. Any information technology ("IT") systems that have time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, the Company is at risk from Year 2000 failures on the part of third-party suppliers and governmental agencies with which the Company interacts.

The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. For this reason, the Company implemented a Year 2000 project in late 1996 so that the Company's computer systems would function properly in the year 2000 and thereafter. The Company's Year 2000 project involves the review of a number of internal and third-party systems. Each system is subjected to the project's five phases which consist of systems inventory, evaluation and analysis, modification implementation, user testing and integration compliance. The systems are currently in various stages of completion. The Company anticipates completing its review of systems in the second quarter of 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has also initiated communications and on-site visits with its significant suppliers, vendors and governmental agencies with which its systems interface and exchange data or upon which its business depends. The Company is coordinating efforts with these parties to minimize the extent to which its business may be vulnerable to their failure to remediate their own Year 2000 problems. The Company's business is dependent upon certain domestic and foreign governmental organizations or entities such as the FAA that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999. Although the Company currently has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000-specific operational requirements.
The Company anticipates completing the revision of current contingency plans and the creation of additional contingency plans by September 1999. In addition, the Company will continue to monitor third-party (including governmental) readiness and will modify its contingency plans accordingly. While the Company does not currently expect any significant modification of it operations in response to the Year 2000 issue, in a worst-case scenario the Company could be required to alter its operations significantly.

Risks Factors Relating to the Airline Industry

Competition and Industry Conditions. The airline industry is highly competitive and susceptible to price discounting. Carriers have used discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of Continental's competitors have substantially greater financial resources or lower cost structures than Continental.

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels have in the past been influenced by, among other things, the general state of the economy (both in international regions and domestically), international events, airline capacity and pricing actions taken by carriers. Domestically, from 1990 to 1993, the weak U.S. economy, turbulent international events and extensive price discounting by carriers contributed to unprecedented losses for U.S. airlines. In the last several years, the U.S. economy has improved and excessive price discounting has abated. Continental cannot predict the extent to which these industry conditions will continue.

In recent years, the major U.S. airlines have sought to form marketing alliances with other U.S. and foreign air carriers. Such alliances generally provide for "code-sharing", frequent flyer reciprocity, coordinated scheduling of flights of each alliance member to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on its segment of flights connecting with its alliance partners. The Northwest Alliance is an example of such an arrangement, and Continental has existing alliances with numerous other air carriers. Other major U.S. airlines have alliances or planned alliances more extensive than Continental's. Continental cannot predict the extent to which it will benefit from its alliances or be disadvantaged by competing alliances.

Regulatory Matters. Airlines are subject to extensive regulatory and legal compliance requirements that engender significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. Continental expects to continue incurring expenses in complying with the FAA's regulations.

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. Congress and the DOT have also proposed the regulation of airlines' competitive responses and other activities, including ticketing practices and the treatment of customers. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. The ability of United States carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available.
Continental cannot provide assurance that laws or regulations enacted in the future will not adversely affect it.

Seasonal Nature of Airline Business. Due to the greater demand for air travel during the summer months, revenue in the airline industry in the third quarter of the year is generally significantly greater than revenue in the first quarter of the year and moderately greater than revenue in the second and fourth quarters of the year for the majority of air carriers. Continental's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare wars, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions.
ITEM 2.  PROPERTIES.

Flight Equipment

As shown in the following table, Continental's (including CMI's) jet aircraft fleet (excluding regional jets) consisted of 363 jets and was comprised of 13 different types and series of aircraft at December 31, 1998.

                                            Seats
                   Total                 in Standard   Average Age
  Type            Aircraft Owned Leased Configuration   (In Years)
Four Engine

747-200*             3       1      2          426         25.9

Three Engine

DC-10-10             5       -      5          287         26.1
DC-10-30            31       6     25          242         22.8
727-200*            32       4     28          149         22.4

Two Engine

777-200              6       1      5          283          0.2
737-800             15       -     15          155          0.4
737-700             16       -     16          124          0.5
757-200             32       5     27          183          2.6
737-500             67      15     52          104          2.7
737-300             65      14     51          128         11.4
737-200*             2       2      -          100         29.5
MD-80               69      17     52          141         14.0
DC-9-30*            20       3     17          103         26.8

                   363      68    295                      11.6

*Stage 2 (noise level) aircraft (excluding five 727 aircraft operated by CMI) which are scheduled to be replaced prior to the year 2000.

The table above excludes six all-cargo 727 CMI aircraft and one
A300 and one 747 Continental aircraft that were removed from service in 1995 and 1998, respectively.

A majority of the aircraft and engines owned by Continental are subject to mortgages.

The FAA has adopted rules pursuant to the Airport Noise and Capacity Act of 1990 that require a scheduled phase-out of Stage 2 aircraft during the 1990s. As a result of Continental's acquisition of a number of new aircraft and the retirement of older Stage 2 aircraft in recent years, 84.3% of Continental's current jet fleet was composed of Stage 3 aircraft at December 31, 1998. The Company plans to retire the remainder of its Stage 2 jet fleet (excluding five 727 aircraft operated by CMI) prior to the year 2000 in order to comply with such rules. Scheduled deliveries of the Company's new Boeing aircraft on order are expected to reduce the average age of the Company's jet fleet (excluding regional jets) from 11.6 years to 8.6 years by the end of 1999.

During 1998, Continental took delivery of a total of 65 new Boeing aircraft which consisted of sixteen 737-500 aircraft, sixteen 737-700 aircraft, seventeen 737-800 aircraft, ten 757-200 aircraft and six 777-200 aircraft. The Company anticipates taking delivery of 57 new Boeing aircraft in 1999.

As of December 31, 1998, Express operated a fleet of 127 aircraft, as follows:

                                            Seats
                   Total                 in Standard   Average Age
  Type            Aircraft Owned Leased Configuration   (In Years)
Turboprop
ATR-72                3      3       -          64          4.4
ATR-42-320           30      3      27          46          8.9
ATR-42-500            8      -       8          48          2.3
EMB-120              26     16      10          30          9.2
Beech 1900-D         25     25       -          19          2.9

Regional jets
ERJ-145              35      -      35          50          1.0

                    127     47      80                      5.1

The table above excludes one ATR-42 aircraft owned by the Company and currently leased to a third party and six EMB-120s owned by the Company but removed from service for remarketing. On January 26, 1999, one such EMB-120 was sold.

During 1998, Express took delivery of 18 ERJ-145 aircraft. Express anticipates taking delivery of another 18 ERJ-145 aircraft and six new ERJ-135 aircraft in 1999.

See Item 7.  "Management's Discussion and Analysis of Financial
Condition and Results of Operations -  Liquidity and Capital
Commitments" for a discussion of the Company's order for new firm commitment aircraft and related financing arrangements.

Facilities

The Company's principal facilities are located at Newark, Bush Intercontinental in Houston, Hopkins International in Cleveland and A.B. Won Pat International Airport in Guam. All these facilities, as well as substantially all of Continental's other facilities, are leased on a long-term, net-rental basis, and Continental is responsible for maintenance, taxes, insurance and other facility-related expenses and services. In certain locations, Continental owns hangars and other facilities on land leased on a long-term basis, which facilities will become the property of the lessor on termination of the lease. At each of its three domestic hub cities and most other locations, Continental's passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport.

In July 1996, the Company announced plans to expand its gates and related facilities into Terminal B at Bush Intercontinental, as well as planned improvements at Terminal C and the construction of a new automated people mover system linking Terminal B and Terminal
C. In April 1997 and January 1999, the City of Houston completed the offering of $190 million and $46 million, respectively, aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds"). The IAH Bonds are unconditionally guaranteed by Continental. In connection therewith, the Company has entered into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 30 years. The majority of the Company's expansion and improvements at Bush Intercontinental are expected to be completed during the summer of 1999.

In 1998, the Company built a wide-body aircraft maintenance hangar in Honolulu, Hawaii at an approximate cost of $25 million. The construction was financed by tax-exempt special facilities revenue bonds issued by the State of Hawaii. In connection therewith, the Company has entered into long-term leases providing for the Company to make rental payments sufficient to service the related tax-exempt bonds.

In 1998, Continental completed construction of a new hangar and improvements to a cargo facility at Newark. Continental completed the financing of these projects in April 1998 with $23 million of tax-exempt bonds issued by the New Jersey Economic Development Authority. Continental is also planning a major facility expansion at Newark which will require, among other matters, agreements to be reached with the applicable airport authority and significant tax-exempt bond financing for the project.

Continental has commenced the expansion of its facilities at Hopkins International, which expansion is expected to be completed in the third quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, is expected to cost approximately $156 million and is being funded principally by a combination of tax-exempt special facilities revenue bonds (issued in March 1998) and general airport revenue bonds (issued in December 1997) by the City of Cleveland. In connection therewith, Continental has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

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

CMI operates a hub on the island of Guam. In September 1996, the Guam International Airport Authority completed the first phase of a $240 million airport terminal expansion and renovation project. This provided new arrival facilities, inbound baggage carousels and customs halls and increased the number of gates available to CMI from six to 12. The second (and final) phase of the project was completed in November 1998. This added five new gates, additional ticket counters and a new pier-sort outbound baggage system. The completed project tripled the size of the terminal complex.

Continental also maintains administrative offices, airport and terminal facilities, training facilities and other facilities related to the airline business in the cities it serves.

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of US Airways related to the East End Terminal at LaGuardia Airport in New York. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to reoccupy the terminal.
ITEM 3.  LEGAL PROCEEDINGS.

Antitrust Litigation

United States of America v. Northwest Airlines Corp. & Continental Airlines, Inc., in the United States District Court for the Eastern District of Michigan, Southern Division. In this litigation, the Antitrust Division of the Department of Justice is challenging under Section 7 of the Clayton Act and Section 1 of the Sherman Act the acquisition by Northwest of shares of Continental's Class A common stock bearing, together with certain shares for which Northwest has a limited proxy, more than 50% of the fully diluted voting power of all Continental stock. The government's position is that, notwithstanding various agreements that severely restrict Northwest's ability to exercise voting control over Continental and are designed to assure Continental's competitive independence, Northwest's control of the Class A common stock will reduce actual and potential competition in various ways and in a variety of markets. Continental believes that because of agreements restricting Northwest's right to exercise control over Continental, the companies remain independent competitors; Northwest's stock acquisition was made solely for investment purposes and thus is expressly exempt under Section 7 of the Clayton Act; and Northwest's stock acquisition was necessary in order for Northwest and Continental to enter into an alliance agreement that is highly pro-competitive. The government seeks an order requiring Northwest to divest all voting stock in Continental on terms and conditions as may be agreed to by the government and the Court. No specific relief is sought against Continental.

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

The Company is also involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties used or previously used by the Company. Although the Company is not currently subject to any environmental cleanup orders imposed by regulatory authorities, it is undertaking voluntary investigation or remediation at certain properties in consultation with such authorities. The full nature and extent of any contamination at these properties and the parties responsible for such contamination have not been determined, but based on currently available information, the Company does not believe that any environmental liability associated with such properties will have a material adverse effect on the Company.

Stockholder Litigation

Following the announcement of the Northwest Transaction, to the Company's knowledge as of February 1, 1999, six separate lawsuits had been filed against the Company and its Directors and certain other parties. The complaints in the Stockholder Litigation, which were filed in the Court of Chancery of the State of Delaware in and for New Castle County and seek class certification, and which have been consolidated under the caption In re Continental Airlines, Inc. Shareholder Litigation, generally allege that the Company's Directors improperly accepted the Northwest Transaction in violation of their fiduciary duties owed to the public stockholders of the Company. They further allege that Delta Air Lines, Inc. submitted a proposal to purchase the Company which, in the plaintiffs' opinion, was superior to the Northwest Transaction.
The Stockholder Litigation seeks, inter alia, to enjoin the Northwest Transaction and the award of unspecified damages to the plaintiffs.

While there can be no assurance that the Stockholder Litigation will not result in a delay in the implementation of any aspect of the Northwest Transaction, or the enjoining of the Northwest Transaction, the Company believes the Stockholder Litigation to be without merit and intends to defend it vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.
              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Continental's common stock trades on the New York Stock Exchange.
The table below shows the high and low sales prices for the Company's Class A common stock and Class B common stock as reported on the New York Stock Exchange during 1997 and 1998.

                              Class A             Class B
                            Common Stock        Common Stock
                           High      Low       High       Low
1997 First Quarter . . . 33-3/4    27        33-5/8     27
     Second Quarter. . . 36-3/4    30-1/8    35-7/8     29-1/2
     Third Quarter . . . 41-7/16   34        41-3/8     34
     Fourth Quarter. . . 50-1/2    38-1/2    50-3/16    38-5/8

1998 First Quarter . . . 64-1/4    47-3/4    62-1/16    44
     Second Quarter. . . 64-1/2    55-3/4    64         54-1/16
     Third Quarter . . . 64-3/4    36-1/2    65-1/8     35-3/4
     Fourth Quarter. . . 43-5/16   30-7/8    42-13/16   28-7/8

As of February 17, 1999, there were approximately 2,953 and 15,494 holders of record of Continental's Class A common stock and Class B common stock, respectively.

The Company has paid no cash dividends on its common stock.
Because management believes it is important to continue strengthening the Company's balance sheet and liquidity, the Company has no current intention of paying cash dividends on its common stock. During 1998, the Company's Board of Directors authorized the expenditure of up to $300 million to repurchase shares of the Company's Class A and Class B common stock or securities convertible into Class B common stock. As of February 17, 1999, the Company has repurchased 4,952,700 Class B common shares for $240 million. Certain of the Company's credit agreements and indentures restrict the ability of the Company and certain of its subsidiaries to pay cash dividends by imposing minimum unrestricted cash requirements on the Company, limiting the amount of such dividends when aggregated with certain other payments or distributions and requiring that the Company comply with other covenants specified in such instruments.

The Company's Certificate of Incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. The Company's Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently requires that no more than 25% of the voting stock of the Company (or any other domestic airline) may be owned directly or indirectly by persons who are not citizens of the United States.
ITEM 6.  SELECTED FINANCIAL DATA.

The table on the following page sets forth certain consolidated financial data of the Company at December 31, 1998, 1997, 1996,
1995 and 1994 and for each of the five years in the period ended
December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA (Continued)



                                                December 31, (1)(2)
                               1998        1997         1996        1995         1994
Operating revenue. . . . . .  $7,951        $7,213      $6,360       $5,825      $5,670

Operating income (loss). . .     701           716         525          385         (11)

Income (loss) before
  extraordinary charge . . .     387           389         325          224        (613)

Net income (loss). . . . . .     383           385         319          224        (613)

Earnings (loss) per
  common share:
    Income (loss) before
      extraordinary charge .    6.40          6.72        5.87         4.07      (11.88)

    Net income (loss). . . .    6.34          6.65        5.75         4.07      (11.88)

Earnings (loss) per common
  share assuming dilution:
    Income (loss) before
      extraordinary charge .    5.06          5.03        4.25         3.37      (11.88)

    Net income (loss). . . .    5.02          4.99        4.17         3.37      (11.88)

ITEM 6.  SELECTED FINANCIAL DATA (Continued)


                                                     December 31, (1)
                                     1998      1997        1996       1995        1994
Total assets . . . . . . . . . . .  $7,086      $5,830    $5,206     $4,821      $4,601

Debt and capital lease obligations
  in default (3) . . . . . . . . .       -           -         -          -         490

Long-term debt and capital lease
  obligations. . . . . . . . . . .   2,480       1,568     1,624      1,658       1,202

Minority interest (4). . . . . . .       -           -        15         27          26

Continental-Obligated Mandatorily
  Redeemable Preferred Securities
  of Subsidiary Trust holding
  solely Convertible Subordinated
  Debentures (5) . . . . . . . . .     111         242       242        242           -

Redeemable preferred stock (6) . .       -           -        46         41          53

(1) See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results
     of Operations - Results of Operations" for a discussion of significant transactions in
     1998, 1997, 1996 and 1995.  1998 results include a $122 million fleet disposition/
     impairment charge resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.  1996 results include a $128 million fleet disposition charge associated with the Company's decision to accelerate the replacement of its DC-9-30, DC-10-10, 727-200, 737-100 and 737-200 aircraft.  1995 results include a $108 million gain ($30 million after taxes) from the System One transactions.  1994 results include a provision of $447 million associated with the planned early retirement of certain aircraft and closed or underutilized airport and maintenance facilities and other assets.
(2)  No cash dividends were paid on common stock during the periods shown.
(3)  The Company's failure to make certain required payments in 1994 to certain lenders and aircraft lessors constituted events of default under the respective agreements with such parties.  These events of default were cured in 1995.
(4)  Continental purchased UMDA's 9% interest in Air Micronesia, Inc. in 1997.
(5)  The sole assets of the Continental-Obligated Mandatorily Redeemable Preferred Securities
     of Subsidiary Trust ("Trust") are Convertible Subordinated Debentures.  In 1998,
     approximately $134 million principal amount of such Preferred Securities converted into shares of Class B common stock, and in January 1999, the remainder of such Preferred
     Securities converted into shares of Class B common stock.
(6)  Continental redeemed for cash all of the outstanding shares of its Series A 12%
     Cumulative Preferred Stock in 1997.

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

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare sale activities, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions. To date, the recent turmoil in the world's financial markets has not had a material adverse impact on the Company's results of operations, although the Company has experienced yield degradations in domestic and certain international markets. Although the results in Asia of Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of the Company, have declined in recent years, the Company successfully redeployed CMI capacity into stronger domestic markets and CMI's recent results have improved. In addition, the Company believes it is well positioned to respond to market conditions in the event of a sustained economic downturn for the following reasons: underdeveloped hubs with strong local traffic; a flexible fleet plan; a strong cash balance, a $225 million unused revolving credit facility and a well developed alliance network.

Results of Operations

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended December 31, 1998.

Comparison of 1998 to 1997. The Company recorded consolidated net income of $383 million and $385 million for the years ended December 31, 1998 and 1997 (including special charges), respectively. Net income in 1998 was significantly impacted by a $77 million ($122 million before taxes) fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft. Management believes that the Company benefitted in the first quarter of 1997 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax was reinstated on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its previous expiration, can be precisely determined.

Passenger revenue increased 10.6%, $706 million, during 1998 as compared to 1997. The increase was due to a 12.5% increase in revenue passenger miles, partially offset by a 2.6% decrease in yield. The decrease in yield was due to lower industry-wide fare levels and an 8% increase in average stage length.

Cargo and mail increased 6.6%, $17 million, due to an increase in freight revenue resulting from strong international volumes and strong growth in Continental's express delivery service.

Other operating revenue increased 5.1%, $15 million, due to an increase in revenue related to the Company's frequent flyer program ("OnePass").

Wages, salaries and related costs increased 22.3%, $404 million, during 1998 as compared to 1997, primarily due to an 11.2% increase in average full-time equivalent employees to support increased flying and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense decreased 17.9%, $158 million, in 1998 as compared to the prior year. The average price per gallon decreased 25.6% from 62.91 cents in 1997 to 46.83 cents in 1998. This reduction was partially offset by a 9.6% increase in the quantity of jet fuel used principally reflecting increased capacity.

Aircraft rentals increased 19.6%, $108 million, during 1998 as compared to 1997, due primarily to the delivery of new leased aircraft.

Maintenance, materials and repairs increased 8.4%, $45 million, during 1998 as compared to 1997. Aircraft maintenance expense in the second quarter of 1997 was reduced by $16 million due to the reversal of reserves that were no longer required as a result of the acquisition of 10 aircraft previously leased by the Company. In addition, maintenance expense increased due to the overall increase in flight operations offset by newer aircraft and the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Depreciation and amortization expense increased 15.7%, $40 million, in 1998 compared to 1997 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by an approximate $18 million reduction in the amortization of reorganization value in excess of amounts allocable to identifiable assets and routes, gates and slots resulting from the recognition of previously unbenefitted net operating losses ("NOLs").

On August 11, 1998, Continental announced that CMI plans to accelerate the retirement of its four Boeing 747 aircraft by April 1999 and its remaining thirteen Boeing 727 aircraft by December 2000. The Boeing 747s will be replaced by DC-10-30 aircraft and the Boeing 727 aircraft will be replaced with a reduced number of Boeing 737 aircraft. In addition, Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, will accelerate the retirement of certain turboprop aircraft by December 2000, including its fleet of 32 Embraer 120 ("EMB-120") turboprop aircraft, as regional jets are acquired to replace turboprops. As a result of its decision to accelerate the retirement of these aircraft, Continental recorded a fleet disposition/impairment loss of $77 million ($122 million before taxes) in the third quarter of 1998.

Other operating expense increased 10.5%, $157 million, in 1998 as compared to the prior year, primarily as a result of increases in passenger and aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to the 10.6% increase in available seat miles.

Interest expense increased 7.2%, $12 million, due to an increase in long-term debt resulting from the purchase of new aircraft.

Interest capitalized increased 57.1%, $20 million, due to increased capital spending and a higher average balance of purchase deposits for flight equipment.

The Company's other nonoperating income (expense) in 1998 included a $6 million gain on the sale of America West Holdings Corporation ("America West Holdings") stock.

Comparison of 1997 to 1996. The Company recorded consolidated net income of $385 million and $319 million for the years ended December 31, 1997 and 1996, respectively, including a $77 million fleet disposition loss ($128 million before taxes) in 1996 and after-tax extraordinary charges relating to the early extinguishment of debt of $4 million and $6 million in 1997 and 1996, respectively. Management believes that the Company benefitted in the first three quarters of 1996 and in the first quarter of 1997 from the expiration of the ticket tax on December 31, 1995 and December 31, 1996, respectively. The ticket tax was reinstated on August 27, 1996 and again on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its expiration, can be precisely determined. Additionally, the Company benefitted in the first six months of 1996 from the recognition of previously unbenefitted post-reorganization NOLs.

Passenger revenue increased 13.4%, $789 million, during 1997 compared to 1996. The increase was due to a 14.3% increase in revenue passenger miles on capacity growth of 9.9% offset by a 1.1% decrease in yield.

Cargo and mail revenue increased 11.2%, $26 million, during 1997 compared to 1996 due to an increase in cargo capacity and mail volumes, primarily in international markets.

Other operating revenue increased 14.8%, $38 million, from 1996 to 1997 primarily as a result of an increase in revenue related to frequent flyer mileage credits sold to participating partners in the OnePass program.

Wages, salaries and related costs increased 17.1%, $265 million, during 1997 as compared to 1996 due in part to a 9.6% increase in the average number of full-time equivalent employees from approximately 34,300 for the year ended December 31, 1996 to 37,600 for the year ended December 31, 1997. Wages and salaries also increased in 1997 due to a $29 million accrual for the impact of the tentative collective bargaining agreement with the pilots and an increase in employee incentives of $29 million.

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

During the third quarter of 1996, the Company recorded a fleet disposition loss of $77 million ($128 million before taxes), related primarily to (i) the writedown of Stage 2 aircraft inventory to its estimated fair value; and (ii) a provision for costs associated with the return of leased aircraft at the end of their respective lease terms.

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

Other nonoperating income (expense) for the year ended December 31, 1996 included an $18 million gain related to the sale of America
West Holdings common stock and warrants.

The income tax provision for the year ended December 31, 1997 and 1996 of $237 million and $86 million, respectively, consists of federal, state and foreign income taxes. During the second quarter of 1996, the Company had fully utilized previously unbenefitted post-reorganization NOLs, and began accruing income tax expense.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jets operated by Express, for each of the three years in the period ended December 31, 1998 is as follows:

                          Net Increase/        Net Increase/
                           (Decrease)           (Decrease)
                    1998    1998-1997    1997    1997-1996     1996
Revenue pas-
 senger miles
 (millions) (1) .  53,910    12.5 %      47,906   14.3 %      41,914
Available seat
 miles
 (millions) (2) .  74,727    10.6 %      67,576    9.9 %      61,515
Passenger load
 factor (3) . . .   72.1%     1.2 pts.    70.9%    2.8 pts.    68.1%
Breakeven pas-
 senger load
 factor (4), (5).   61.4%     1.4 pts.    60.0%   (0.7)pts.    60.7%
Passenger revenue
 per available
 seat mile
 (cents). . . . .    9.10    (1.0)%        9.19    2.9 %        8.93
Total revenue per
 available seat
 mile (cents) . .    9.98    (1.1)%       10.09    3.0 %        9.80
Operating cost
 per available
 seat mile
 (cents) (5). . .    8.93    (1.5)%        9.07    3.4 %        8.77
Average yield
 per revenue
 passenger mile
 (cents) (6). . .   12.62    (2.6)%       12.96   (1.1)%       13.10
Average fare per
 revenue
 passenger. . . . $155.95     3.53%     $150.63    5.1 %     $143.27
Revenue passengers
 (thousands). . .  43,625     5.9 %      41,210    7.5 %      38,332
Average length of
 aircraft flight
 (miles). . . . .   1,044     8.0 %         967    7.9 %         896
Average daily
 utilization of
 each aircraft
 (hours) (7). . .   10:13     0.0 %       10:13    2.3 %        9:59
Actual aircraft
 in fleet at end
 of period (8). .     363     7.7 %         337    6.3 %         317

_______________

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. The table above excludes 1.9 billion and 738 million available seat miles, together with related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier in 1998 and 1997, respectively, and includes 358 million available seat miles, together with related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental in 1998.

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5) 1998 excludes a fleet disposition/impairment loss totaling $122 million and 1996 excludes a fleet disposition loss totaling $128 million.
 (6) The average revenue received for each mile a revenue passenger is carried.
 (7) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (8) Excludes all-cargo 727 aircraft (six in 1998 and 1997 and four in 1996) at CMI.

Liquidity and Capital Resources

During 1998 and early 1999, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings:

- In February 1998, the Company completed an offering of $773 million of pass-through certificates used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 24 aircraft delivered from February 1998 through December 1998.

- During the first quarter of 1998, Continental completed several offerings totaling approximately $98 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance or refinance certain airport facility projects. These bonds are payable solely from rentals paid by Continental under long-term lease agreements with the respective governing bodies.

- In April 1998, the Company completed an offering of $187 million of pass-through certificates used to refinance the debt related to 14 aircraft currently owned by Continental.

- During the fourth quarter of 1998, the Company completed an offering of $524 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 14 aircraft scheduled to be delivered from December 1998 through May 1999.

- In November 1998, the Company exercised its right and called for redemption approximately half of its outstanding 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS"). The TOPrS were convertible into shares of Class B common stock at a conversion price of $24.18 per share of Class B common stock. As a result of the call for redemption, 2,688,173 TOPrS were converted into 5,558,649 shares of Class B common stock. In December 1998, the Company called for redemption the remaining outstanding TOPrS. As a result of the second call, the remaining 2,298,327 TOPrS were converted into 4,752,522 shares of Class B common stock during January 1999.

- In December 1998, the Company sold $200 million principal amount of 8% unsecured senior notes due in December 2005. The proceeds will be used for general corporate purposes.

- In February 1999, the Company completed an offering of $806 million of pass-through certificates to be used to finance
  (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of up to 22 aircraft scheduled to be delivered from March 1999 through September 1999.

At the direction of an independent trustee, the cash proceeds from the pass-through certificate transactions are deposited with an escrow agent and enable the Company to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of new aircraft. As of February 8, 1999, approximately $1.1 billion of the proceeds remain on deposit. If any funds remain as deposits at the end of the specified delivery periods, such funds will be distributed back to the certificate holders.

As of December 31, 1998, Continental had approximately $2.7 billion (including current maturities) of long-term debt and capital lease obligations, and had approximately $1.3 billion of Continental-obligated mandatorily redeemable preferred securities of subsidiary trust and common stockholders' equity, a ratio of 2.1 to 1, compared to 1.6 to 1 at December 31, 1997.

As of December 31, 1998, the Company had $1.4 billion in cash and cash equivalents (excluding restricted cash), compared to $1.0 billion as of December 31, 1997. Net cash provided by operating activities decreased $80 million during the year ended December 31, 1998 compared to the same period in the prior year primarily due to an increase in accounts receivable due to increased operations.
Net cash used by investing activities for the year ended December 31, 1998 compared to the same period in the prior year increased $41 million, primarily as a result of higher capital and fleet-related expenditures in 1998 offset by higher purchase deposits refunded in connection with aircraft delivered in 1998. Net cash provided by financing activities increased $474 million primarily due to a decrease in payments on long-term debt and capital lease obligations and an increase in proceeds received from the issuance of long-term debt.

Continental has lines of credit totaling $225 million, and significant encumbered assets.

Deferred Tax Assets. During the first quarter of 1998, the Company consummated several transactions, the benefit of which resulted in the elimination of reorganization value in excess of amounts allocable to identifiable assets of $164 million. During the third and fourth quarters of 1998, the Company determined that additional NOLs of the Company's predecessor could be benefited and accordingly reduced both the valuation allowance and routes, gates and slots by $190 million. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would further reduce routes, gates and slots. As of December 31, 1998, the Company had deferred tax assets aggregating $803 million, including $372 million of NOLs, and a valuation allowance of $263 million.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $1.1 billion of taxable income following December 31, 1998. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 4.71% for February
1999). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $102 million per year other than through the recognition of future built-in gain transactions.

On November 20, 1998, an affiliate of Northwest Airlines, Inc. ("Northwest") completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. ("Air Partners") and its affiliates, together with certain Class A common stock of the Company held by certain other investors, totaling 8,661,224 shares of the Class A common stock (the "Air Partners Transaction"). Based on information currently available, the Company does not believe that the Air Partners transaction resulted in an ownership change for purposes of Section 382.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of February 8, 1999, Continental had agreed to acquire a total of 109 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 57 Boeing jet aircraft in 1999. Continental also has options for an additional 114 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $5.4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third party financing, subject to availability and market conditions. As of February 8, 1999, Continental had approximately $1.1 billion in financing arranged for such future Boeing deliveries. In addition, Continental has commitments or letters of intent for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at February 8, 1999, Continental has firm commitments to purchase 32 spare engines related to the new Boeing aircraft for approximately $167 million which will be deliverable through December 2004. Additional financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of February 8, 1999, Express had firm commitments for 37 Embraer ERJ-145 ("ERJ-145") regional jets and 25 Embraer ERJ-135 ("ERJ-135") regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 19 ERJ-145 and six ERJ-135 regional jets in 1999. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 aircraft that are not financed by a third party and leased to Continental.

Continental expects its cash outlays for 1999 capital expenditures, exclusive of fleet plan requirements, to aggregate $254 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during 1998 aggregated $179 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Year 2000 and Euro. The Year 2000 issue arises as a result of computer programs having been written using two digits (rather than four) to define the applicable year, among other problems. Any information technology ("IT") systems that have time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, the Company is at risk from Year 2000 failures on the part of third party-suppliers and governmental agencies with which the Company interacts.

The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. For this reason, the Company implemented a Year 2000 project in late 1996 so that the Company's computer systems would function properly in the year 2000 and thereafter. The Company's Year 2000 project involves the review of a number of internal and third-party systems. Each system is subjected to the project's five phases which consist of systems inventory, evaluation and analysis, modification implementation, user testing and integration compliance. The systems are currently in various stages of completion. The Company anticipates completing its review of systems in the second quarter of 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has also initiated communications and on-site visits with its significant suppliers, vendors and governmental agencies with which its systems interface and exchange data or upon which its business depends. The Company is coordinating efforts with these parties to minimize the extent to which its business may be vulnerable to their failure to remediate their own Year 2000 problems. The Company's business is dependent upon certain domestic and foreign governmental organizations or entities such as the Federal Aviation Administration ("FAA") that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999. Although the Company currently has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000-specific operational requirements. The Company anticipates completing the revision of current contingency plans and the creation of additional contingency plans by September 1999. In addition, the Company will continue to monitor third-party (including governmental) readiness and will modify its contingency plans accordingly. While the Company does not currently expect any significant modification of its operations in response to the Year 2000 issue, in a worst-case scenario the Company could be required to alter its operations significantly.

The total cost of the Company's Year 2000 project (excluding internal payroll) is currently estimated at $16-18 million and has been and will be funded through cash from operations. As of December 31, 1998, the Company had incurred and expensed approximately $15 million relating to its Year 2000 project. The cost of the Year 2000 project is limited by the substantial outsourcing of the Company's systems and the significant implementation of new systems following the Company's emergence from bankruptcy. The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Effective January 1, 1999, eleven of the fifteen countries comprising the European Union began a transition to a single monetary unit, the "euro", which is scheduled to be completed by July 1, 2002. The Company has developed processes designed to allow it to effectively operate in euros. Management does not anticipate that the implementation of this single currency plan will have a material effect on the Company's operations or financial condition.

Bond Financings. In July 1996, the Company announced plans to expand its gates and related facilities into Terminal B at Bush Intercontinental Airport, as well as planned improvements at Terminal C and the construction of a new automated people mover system linking Terminal B and Terminal C. In April 1997 and January 1999, the City of Houston completed the offering of $190 million and $46 million, respectively, aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds"). The IAH Bonds are unconditionally guaranteed by Continental. In connection therewith, the Company has entered into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 30 years. The majority of the Company's expansion project is expected to be completed during the summer of 1999.

In 1998, Continental completed construction of a new hangar and improvements to a cargo facility at Continental's hub at Newark International Airport ("Newark"). Continental completed the financing of these projects in April 1998 with $23 million of tax-exempt bonds issued by the New Jersey Economic Development Authority. Continental is also planning a major facility expansion at Newark which would require, among other matters, agreements to be reached with the applicable airport authority and significant tax-exempt bond financing for the project.

In 1998, the Company built a wide-body aircraft maintenance hangar in Honolulu, Hawaii at an approximate cost of $25 million. Construction of the hangar was financed by tax-exempt special facilities revenue bonds issued by the State of Hawaii. In connection therewith, the Company has entered into long-term leases providing for the Company to make rental payments sufficient to service the related tax-exempt bonds.

Continental has commenced the expansion of its facilities at its Hopkins International Airport hub in Cleveland, which expansion is expected to be completed in the third quarter of 1999. The expansion, which will include a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, is expected to cost approximately $156 million and is being funded principally by a combination of tax-exempt special facilities revenue bonds (issued in March 1998) and general airport revenue bonds (issued in December 1997) by the City of Cleveland. In connection therewith, Continental has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

Employees. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000 as revenue, interest rates and rental rates reach industry standards.

The following is a table of the Company's, Express's and CMI's principal collective bargaining agreements, and their respective amendable dates:

                    Approximate                        Contract
     Employee        Number of    Representing         Amendable
      Group          Employees       Union               Date
Continental Pilots    5,050      Independent         October 2002
                                 Association
                                 of Continental
                                 Pilots

Express Pilots        1,100      Independent         October 2002
                                 Association
                                 of Continental
                                 Pilots

Dispatchers             150      Transport Workers   October 2003
                                 Union of America

Continental           3,220      International       January 2002
Mechanics                        Brotherhood of
                                 Teamsters

Express                 280      International       (Negotiations
Mechanics                        Brotherhood of      for initial
                                 Teamsters           contract
                                                     ongoing)

CMI Mechanics           150      International       March 2001
                                 Brotherhood of
                                 Teamsters

Continental           6,925      International       December 1999
Flight Attendants                Association of
                                 Machinists and
                                 Aerospace Workers

Express                 375      International       November 1999
Flight Attendants                Association of
                                 Machinists and
                                 Aerospace Workers

CMI                     450      International       June 2000
Flight Attendants                Association of
                                 Machinists and
                                 Aerospace Workers

CMI Fleet and           300      International       March 2001
Passenger Service                Brotherhood of
Employees                        Teamsters

The other employees of Continental, Express and CMI are not covered by collective bargaining agreements.

Other. As a result of the decline of the yen against the dollar, a weak Japanese economy and increased fuel costs, CMI's operating earnings declined during 1996 and 1997. Although CMI's results in Asia have declined significantly in recent years, the Company successfully redeployed CMI capacity into the stronger domestic markets and CMI's most recent results have improved.

In addition, the Company has entered into petroleum call option contracts, petroleum swap contracts and jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices, and has entered into forward contracts and purchased foreign currency average rate option contracts to hedge a portion of its Japanese yen-denominated ticket sales against a significant depreciation in the value of the yen versus the United States dollar.

During 1998, Continental began block-space arrangements whereby it is committed to purchase capacity on other carriers at an aggregate cost of approximately $ 150 million per year. These arrangements are for 10 years. Pursuant to other block-space arrangements, other carriers are committed to purchase capacity at a cost of approximately $100 million on Continental.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft rental expense as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iv) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (v) changes in the Company's fleet and related capacity and (vi) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product, E-Ticket and the Internet for bookings, and reduced interest expense.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Market Risk Sensitive Instruments and Positions

The Company is subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to investments in equity securities. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 1998, aircraft fuel accounted for 10.2% of the Company's operating expenses (excluding fleet disposition/impairment loss). Based on the Company's 1999 projected fuel consumption, a one cent change in the average annual price per gallon of aircraft fuel would impact the Company's annual aircraft fuel expense by approximately $12 million, after the effect of hedging instruments and jet fuel purchase commitments in place as of December 31, 1998. In order to provide short-term protection (generally three to six months), the Company has entered into petroleum call options, petroleum swap contracts and jet fuel purchase commitments. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines. As of December 31, 1998, the Company had hedged approximately 25% of its projected 1999 fuel requirements, including 93% related to the first quarter and 9% related to the second quarter using petroleum swap contracts. The Company estimates that at December 31, 1998, a ten percent change in the price per gallon of aircraft fuel would have changed the fair value of the existing petroleum swap contracts by $8 million.

Foreign Currency. The Company is exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The Company's largest exposure comes from the Japanese yen. The result of a uniform 25% strengthening in the value of the U.S. dollar from December 31, 1998 levels relative to the yen would result in an estimated decrease in operating income of approximately $13 million for 1999, after the effect of hedging instruments in place. However, the Company is attempting to mitigate the effect of certain potential foreign currency losses by purchasing foreign currency average rate option contracts and entering into forward contracts that effectively enable it to sell Japanese yen expected to be received from yen-denominated ticket sales over the next nine to twelve months at specified dollar amounts. As of December 31, 1998, the Company had purchased average rate options and entered into forward contracts to hedge approximately 100% of its first and second quarter 1999 projected net yen-denominated cash flows and 75% of its third quarter 1999 projected net yen-denominated cash flows. The Company estimates that at December 31, 1998, a 25% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing average rate options and forward contracts by $22 million.

Interest Rates. The Company's results of operations are affected by fluctuations in interest rates (e.g., interest expense on debt and interest income earned on short-term investments).

The Company had approximately $599 million of variable-rate debt as of December 31, 1998. The Company has mitigated its exposure on certain variable-rate debt by entering into an interest rate cap (notional amount of $125 million as of December 31, 1998) which expires in July 2001. The interest rate cap limits the amount of potential increase in the LIBOR rate component of the floating rate to a maximum of 9% over the term of the contract. If average interest rates increased by 1.0% during 1999 as compared to 1998, the Company's projected 1999 interest expense would increase by approximately $5 million. The interest rate cap does not mitigate this increase in interest expense materially.

As of December 31, 1998, the fair value of $1.52 billion (carrying value) of the Company's fixed-rate debt was estimated to be $1.47 billion, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $70 million as of December 31, 1998. The fair value of the remaining fixed-rate debt (with a carrying value of $287 million and primarily relating to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

If 1999 average short-term interest rates decreased by 1.0% over 1998 average rates, the Company's projected interest income from short-term investments would decrease by approximately $13 million during 1999.

Investments in Equity Securities. Continental's investment in America West Holdings at December 31, 1998, which was recorded at its fair value of $3 million and includes unrealized gains of $1 million, has exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to less than $1 million.

The Company also has a 12.4% investment in AMADEUS Global Travel Distribution S.A. ("AMADEUS") and a 49% equity investment in Compania Panamena de Aviacion, S.A. ("COPA") which are also subject to price risk. However, since a readily determinable market value does not exist for either AMADEUS or COPA (each is privately held), the Company is unable to quantify the amount of price risk sensitivity inherent in these investments. At December 31, 1998, the carrying value of these investments was $95 million and $53 million, respectively. At December 31, 1997, the carrying value of AMADEUS was $95 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

                                                        Page No.
Report of Independent Auditors                            F-2

Consolidated Statements of Operations for each of the
  Three Years in the Period Ended December 31, 1998       F-3

Consolidated Balance Sheets as of December 31, 1998
  and 1997                                                F-5

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1998       F-7

Consolidated Statements of Redeemable Preferred Stock
  and Common Stockholders' Equity for each of the
  Three Years in the Period Ended December 31, 1998      F-10

Notes to Consolidated Financial Statements               F-15

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                      ERNST & YOUNG LLP

Houston, Texas
January 20, 1999

                       CONTINENTAL AIRLINES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In millions, except per share data)


                                             Year Ended December 31,
                                            1998      1997      1996
Operating Revenue:
 Passenger. . . . . . . . . . . . . . . .  $7,366    $6,660    $5,871
 Cargo and mail . . . . . . . . . . . . .     275       258       232
 Other. . . . . . . . . . . . . . . . . .     310       295       257
                                            7,951     7,213     6,360

Operating Expenses:
 Wages, salaries and related costs. . . .   2,218     1,814     1,549
 Aircraft fuel. . . . . . . . . . . . . .     727       885       774
 Aircraft rentals . . . . . . . . . . . .     659       551       509
 Commissions. . . . . . . . . . . . . . .     583       567       510
 Maintenance, materials and repairs . . .     582       537       461
 Other rentals and landing fees . . . . .     414       395       350
 Depreciation and amortization. . . . . .     294       254       254
 Fleet disposition/impairment losses:
  Jet . . . . . . . . . . . . . . . . . .      65         -       128
  Turboprop . . . . . . . . . . . . . . .      57         -         -
 Other. . . . . . . . . . . . . . . . . .   1,651     1,494     1,300
                                            7,250     6,497     5,835

Operating Income                              701       716       525

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . . .    (178)     (166)     (165)
 Interest income. . . . . . . . . . . . .      59        56        43
 Interest capitalized . . . . . . . . . .      55        35         5
 Other, net . . . . . . . . . . . . . . .      11        (1)       20
                                              (53)      (76)      (97)

Income before Income Taxes, Minority
 Interest and Extraordinary Charge. . . .     648       640       428

Income Tax Provision. . . . . . . . . . .    (248)     (237)      (86)












                                               (continued on next page)

                       CONTINENTAL AIRLINES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In millions, except per share data)


                                             Year Ended December 31,
                                            1998      1997      1996
Income before Minority Interest
 and Extraordinary Charge . . . . . . . .  $  400    $  403    $  342

Minority Interest . . . . . . . . . . . .       -         -        (3)

Distributions on Preferred Securities
 of Trust, net of applicable income taxes
 of $7, $8 and $8, respectively . . . . .     (13)      (14)      (14)

Income before Extraordinary Charge. . . .     387       389       325

Extraordinary Charge, net of applicable
 income taxes of $2, $2 and $4,
 respectively . . . . . . . . . . . . . .      (4)       (4)       (6)

Net Income. . . . . . . . . . . . . . . .     383       385       319

Preferred Dividend Requirements and
 Accretion to Liquidation Value . . . . .       -        (2)       (5)

Income Applicable to Common Shares. . . .   $ 383    $  383    $  314

Earnings per Common Share:
  Income before Extraordinary Charge. . .  $ 6.40    $ 6.72    $ 5.87
  Extraordinary Charge. . . . . . . . . .   (0.06)    (0.07)    (0.12)
  Net Income. . . . . . . . . . . . . . .  $ 6.34    $ 6.65    $ 5.75

Earnings per Common Share Assuming
 Dilution:
  Income before Extraordinary Charge. . .  $ 5.06    $ 5.03    $ 4.25
  Extraordinary Charge. . . . . . . . . .   (0.04)    (0.04)    (0.08)
  Net Income. . . . . . . . . . . . . . .  $ 5.02    $ 4.99    $ 4.17













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       CONTINENTAL AIRLINES, INC.
                       CONSOLIDATED BALANCE SHEETS
                  (In millions, except for share data)

                                            December 31,  December 31,
             ASSETS                            1998          1997
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $11 and $15, respectively. . . . . .     $1,399        $1,025
 Accounts receivable, net of allowance
  for doubtful receivables of $22 and
  $23, respectively . . . . . . . . . . .        449           361
 Spare parts and supplies, net of
  allowance for obsolescence of $46 and
  $51, respectively . . . . . . . . . . .        166           128
 Deferred income taxes. . . . . . . . . .        234           111
 Prepayments and other assets . . . . . .        106           103
   Total current assets . . . . . . . . .      2,354         1,728

Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . .      2,459         1,636
  Other . . . . . . . . . . . . . . . . .        582           456
                                               3,041         2,092
  Less:  Accumulated depreciation . . . .        625           473
                                               2,416         1,619

 Purchase deposits for flight equipment .        410           437

 Capital leases:
  Flight equipment. . . . . . . . . . . .        361           274
  Other . . . . . . . . . . . . . . . . .         56            40
                                                 417           314
  Less:  Accumulated amortization . . . .        178           145
                                                 239           169
   Total property and equipment . . . . .      3,065         2,225

Other Assets:
 Routes, gates and slots, net of
  accumulated amortization
  of $283 and $270, respectively. . . . .      1,181         1,425
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, net of accumulated amortization
  of $71 in 1997. . . . . . . . . . . . .          -           164
 Investments. . . . . . . . . . . . . . .        151           104
 Other assets, net. . . . . . . . . . . .        335           184

   Total other assets . . . . . . . . . .      1,667         1,877

     Total Assets . . . . . . . . . . . .     $7,086        $5,830

                                               (continued on next page)

                       CONTINENTAL AIRLINES, INC.
                       CONSOLIDATED BALANCE SHEETS
                  (In millions, except for share data)

                                            December 31,  December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY          1998          1997
Current Liabilities:
 Current maturities of long-term debt . .     $  184        $  243
 Current maturities of capital leases . .         47            40
 Accounts payable . . . . . . . . . . . .        843           781
 Air traffic liability. . . . . . . . . .        854           746
 Accrued payroll and pensions . . . . . .                        265158
 Accrued other liabilities. . . . . . . .        249           317
  Total current liabilities . . . . . . .      2,442         2,285

Long-Term Debt. . . . . . . . . . . . . .      2,267         1,426

Capital Leases. . . . . . . . . . . . . .        213           142

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes. . . . . . . . . .        372           435
 Accruals for aircraft retirements and
  excess facilities . . . . . . . . . . .         95           123
 Other. . . . . . . . . . . . . . . . . .        393           261
  Total deferred credits and other
   long-term liabilities. . . . . . . . .        860           819

Commitments and Contingencies

Continental-Obligated Mandatorily
 Redeemable Preferred Securities
 of Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures (1) . . . . . . . . . . . . .        111           242

Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,406,732 shares issued and out-
  standing in 1998 and 8,379,464
  shares issued and outstanding
  in 1997 . . . . . . . . . . . . . . . .          -             -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  53,370,741 shares issued in 1998
  and 50,512,010 shares issued and
  outstanding in 1997 . . . . . . . . . .          1             1
 Additional paid-in capital . . . . . . .        634           641
 Retained earnings. . . . . . . . . . . .        659           276
 Accumulated other comprehensive income .        (88)           (2)
 Treasury Stock - 399,524 Class B
  shares in 1998, at cost . . . . . . . .        (13)            -
  Total common stockholders' equity . . .      1,193           916
    Total Liabilities and Stockholders'
     Equity . . . . . . . . . . . . . . .     $7,086        $5,830

(1) The sole assets of the Trust were convertible subordinated debentures. At December 31, 1998 and 1997, the debentures had an aggregate principal amount of $115 and $249 million, respectively, bore interest at the rate of 8-1/2% per annum and were to mature on December 1, 2020. In November and December 1998, approximately $134 million of such securities converted into 5,558,649 shares of Class B common stock, and in January 1999, the remainder of such securities were converted into 4,752,522 shares of Class B common stock.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       CONTINENTAL AIRLINES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In millions)


                                             Year Ended December 31,
                                            1998      1997      1996
Cash Flows From Operating
 Activities:
 Net income . . . . . . . . . . . . . . .  $  383   $  385    $  319
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Deferred income taxes. . . . . . . . .     241      212        72
   Depreciation . . . . . . . . . . . . .     211      162       153
   Fleet disposition/impairment losses. .     122        -       128
   Amortization . . . . . . . . . . . . .      83       92       101
   Other, net . . . . . . . . . . . . . .      (4)      34        11
   Changes in operating assets and
    liabilities:
     Increase in air traffic liability. .     108       85        82
     Increase in accounts receivable. . .    (102)      (1)      (42)
     Increase in spare parts and
      supplies. . . . . . . . . . . . . .     (71)     (38)      (43)
     Increase in accounts payable . . . .      59       71       103
     Other. . . . . . . . . . . . . . . .    (150)     (42)      (53)
 Net cash provided by operating
  activities. . . . . . . . . . . . . . .     880      960       831

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries . . . .    (818)    (409)     (116)
 Purchase deposits refunded in
  connection with aircraft delivered. . .     758      141        20
 Capital expenditures, net of returned
  purchase deposits in 1996 . . . . . . .    (610)    (417)     (198)
 Investment in partner airline. . . . . .     (53)       -         -
 Proceeds from disposition of property
  and equipment . . . . . . . . . . . . .      46       29        11
 Other. . . . . . . . . . . . . . . . . .     (21)      (1)       32
  Net cash used by investing activities .    (698)    (657)     (251)












                                               (continued on next page)

                       CONTINENTAL AIRLINES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In millions)


                                             Year Ended December 31,
                                            1998      1997      1996
Cash Flows From Financing Activities:
 Proceeds from issuance of
  long-term debt, net . . . . . . . . . .  $  737   $  517    $  797
 Payments on long-term debt and
  capital lease obligations . . . . . . .    (423)    (676)     (975)
 Purchase of Class B treasury stock . . .    (223)       -         -
 Proceeds from sale-leaseback
  transactions. . . . . . . . . . . . . .      71       39        47
 Proceeds from issuance of common stock .      56       24        18
 Dividends paid on preferred securities
  of trust. . . . . . . . . . . . . . . .     (22)     (22)      (22)
 Purchase of warrants to purchase
  Class B common stock. . . . . . . . . .       -      (94)      (50)
 Redemption of preferred stock. . . . . .       -      (48)        -
 Other. . . . . . . . . . . . . . . . . .       -      (18)      (13)
  Net cash provided (used) by financing
   activities . . . . . . . . . . . . . .     196     (278)     (198)


























                                               (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In millions)


                                             Year Ended December 31,
                                            1998      1997      1996
Net Increase in Cash and
 Cash Equivalents . . . . . . . . . . . .  $  378   $   25    $  382

Cash and Cash Equivalents
 Beginning of Period (1). . . . . . . . .   1,010      985       603

Cash and Cash Equivalents
 End of Period (1). . . . . . . . . . . .  $1,388   $1,010    $  985

Supplemental Cash Flows Information:
 Interest paid. . . . . . . . . . . . . .  $  157   $  156    $  161
 Income taxes paid. . . . . . . . . . . .  $   25   $   12    $    4

Financing and Investing Activities
 Not Affecting Cash:

  Property and equipment acquired
   through the issuance of debt . . . . .  $  425   $  207    $  119

  Conversion of trust originated
   preferred securities . . . . . . . . .  $  134   $    -    $    -

  Capital lease obligations incurred. . .  $  124   $   22    $   32

  Reduction of capital lease
   obligations in connection with
   refinanced aircraft. . . . . . . . . .  $    -   $   97    $    -

  Financed purchase deposits for flight
   equipment, net . . . . . . . . . . . .  $    -   $   14    $   19

(1) Excludes restricted cash of $11 million, $15 million, $76 million and $144 million at December 31, 1998, 1997, 1996 and 1995, respectively.










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

                                                CONTINENTAL AIRLINES, INC.
                                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                        (In millions)

                                                            Retained      Accumulated
                                Redeemable   Additional     Earnings         Other                     Treasury
                                Preferred     Paid-In     (Accumulated   Comprehensive  Comprehensive   Stock,
                                  Stock       Capital       Deficit)        Income         Income      at Cost
Balance, December 31, 1995 . .    $ 41         $  723       $  (428)         $ 10           $  -        $   -

Net Income . . . . . . . . . .       -              -           319             -            319            -
Purchase of Warrants . . . . .       -            (50)            -             -              -            -
Accumulated Dividends:
 Series A 12% Cumulative
  Preferred Stock. . . . . . .       5             (5)            -             -              -            -
Additional Minimum Pension
 Liability, net of applicable
 income taxes of $2. . . . . .       -              -             -             6              6            -
Unrealized Gain on Marketable
 Equity Securities, net of
 applicable income taxes
 of $1 . . . . . . . . . . . .       -              -             -             4              4            -
Reclassification to realized
 gains . . . . . . . . . . . .       -              -             -           (18)             -            -
Other. . . . . . . . . . . . .       -             20             -             -              -            -
Balance, December 31, 1996 . .      46            688          (109)            2            329            -











                                                                                                  (continued on next page)

                                            CONTINENTAL AIRLINES, INC.
                                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                        (In millions)

                                                            Retained      Accumulated
                                Redeemable   Additional     Earnings         Other                     Treasury
                                Preferred     Paid-In     (Accumulated   Comprehensive  Comprehensive   Stock,
                                  Stock       Capital       Deficit)        Income         Income      at Cost
Net Income . . . . . . . . . .    $  -         $    -       $   385             -           $385         $  -
Purchase of Warrants . . . . .       -            (94)            -             -              -            -
Accumulated Dividends on
 Series A 12% Cumulative
 Preferred Stock . . . . . . .       2             (2)            -             -              -            -
Redemption of Series A
 12% Cumulative Preferred
 Stock . . . . . . . . . . . .     (48)             -             -             -              -            -
Additional Minimum Pension
 Liability, net of applicable
 income taxes of $2. . . . . .       -              -             -            (4)            (4)           -
Other. . . . . . . . . . . . .       -             49             -             -              -            -
Balance, December 31, 1997 . .       -            641           276            (2)           381            -















                                                                                                  (continued on next page)

                                                CONTINENTAL AIRLINES, INC.
                                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                        (In millions)

                                                            Retained      Accumulated
                                Redeemable   Additional     Earnings         Other                     Treasury
                                Preferred     Paid-In     (Accumulated   Comprehensive  Comprehensive   Stock,
                                  Stock       Capital       Deficit)        Income         Income      at Cost
Net Income . . . . . . . . . .    $  -         $    -       $   383          $  -           $383         $  -
Cumulative Effect of
 Adopting SFAS 133 (see Note 5)
 as of October 1, 1998, net of
 applicable income taxes
 of $1 . . . . . . . . . . . .       -              -             -             1              1            -
Net loss on derivative
 instruments designated and
 qualifying as cash flow
 hedging instruments, net of
 applicable income taxes
 of $4 . . . . . . . . . . . .       -              -             -            (7)            (7)           -
Additional Minimum Pension
 Liability, net of applicable
 income taxes of $41 . . . . .       -              -             -           (76)           (76)           -
Unrealized Gain on Marketable
 Equity Securities, net of
 applicable income taxes
 of $1 . . . . . . . . . . . .       -              -             -            (4)            (4)           -
Purchase of Common Stock . . .       -              -             -             -              -         (223)
Reissuance of Treasury Stock
 pursuant to Stock Plans . . .       -              -             -             -              -           50
Issuance of Common Stock
 pursuant to Stock Plans . . .       -              9             -             -              -            -
Conversion of Trust Originated
 Preferred Securities into
 Common Stock. . . . . . . . .       -            (32)            -             -              -          160
Other. . . . . . . . . . . . .       -             16             -             -              -            -
Balance, December 31, 1998 . .       -        $   634      $    659         $ (88)          $297         $(13)

                                               CONTINENTAL AIRLINES, INC.
                                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                     NUMBER OF SHARES


                                          Redeemable    Class A       Class B
                                          Preferred     Common        Common      Treasury
                                            Stock        Stock         Stock        Stock
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

                                                                                                  (continued on next page)

                                             CONTINENTAL AIRLINES, INC.
                                      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                           STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                     NUMBER OF SHARES


                                          Redeemable     Class A      Class B
                                          Preferred      Common       Common       Treasury
                                            Stock         Stock        Stock         Stock
Purchase of Common Stock . . . . . . . .       -                -   (4,452,700)    4,452,700
Reissuance of Treasury Stock pursuant
 to Stock Plans. . . . . . . . . . . . .       -                -      859,080      (859,080)
Reissuance of Treasury Stock pursuant
 to Conversion of Trust Originated
 Preferred Securities. . . . . . . . . .       -                -    3,181,896    (3,181,896)
Conversion of Class A to Class B
 Common Stock. . . . . . . . . . . . . .       -          (12,200)      12,200       (12,200)
Issuance of Common Stock pursuant to
 Stock Plans . . . . . . . . . . . . . .       -                -      235,290             -
Conversion of Trust Originated
 Preferred Securities into
 Common Stock. . . . . . . . . . . . . .       -                -    2,376,753             -
Exercise of warrants . . . . . . . . . .       -        3,039,468      246,688             -
Balance, December 31, 1998 . . . . . . .       -       11,406,732   52,971,217       399,524











The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                CONTINENTAL AIRLINES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1998 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express"), and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 206 airports worldwide on December 31, 1998. As of December 31, 1998, Continental flies to 127 domestic and 79 international destinations and offers additional connecting service through alliances with domestic and foreign carriers. Continental directly serves 13 European cities, eight South American cities and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in these Notes to Consolidated Financial Statements, the terms "Continental" and "Company" refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation -

     The consolidated financial statements of the Company include the accounts of Continental and its operating subsidiaries, Express and CMI. All significant intercompany transactions have been eliminated in consolidation.

(b)  Use of Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)  Cash and Cash Equivalents -

     Cash and cash equivalents consist of cash and short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased. Approximately $11 million and $15 million of cash and cash equivalents at December 31, 1998 and 1997, respectively, were held in restricted arrangements relating primarily to payments for workers' compensation claims and in accordance with the terms of certain other agreements.

(d) Spare Parts and Supplies -

     Flight equipment expendable parts and supplies are valued at average cost. An allowance for obsolescence for flight equipment expendable parts and supplies is accrued to allocate the costs of these assets, less an estimated residual value, over the estimated useful lives of the related aircraft and engines.

(e)  Property and Equipment -

     Property and equipment were recorded at fair market values as of April 27, 1993. Subsequent purchases were recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Effective January 1, 1998, the Company increased the depreciable life on certain new generation Boeing aircraft from 25 to 30 years. The Company also increased the estimated residual values on certain Stage 3 and new generation Boeing aircraft from 10% to 15%. All owned turboprop aircraft are depreciated over an 18-year useful life with an estimated residual value of 10%. Flight and ground equipment under capital leases are depreciated on a straight-line method over the respective original lease terms. Ground property and equipment, including airport facility improvements, are depreciated on a straight-line method from 2 to 25 years.

(f)  Intangible Assets -

     During 1998, the Company determined that it would be able to recognize additional net operating losses ("NOLs") attributable to the Company's predecessor as a result of the completion of several transactions resulting in recognition of built-in gains for federal income tax purposes. This benefit was used to reduce to zero reorganization value in excess of amounts allocable to identifiable assets in the first quarter of 1998. During the third and fourth quarters of 1998, the Company determined that additional NOLs of the Company's predecessor could be benefitted and accordingly reduced the deferred tax valuation allowance and routes, gates and slots by $190 million.

    Routes, Gates and Slots

     Routes are amortized on a straight-line basis over 40 years, gates over the stated term of the related lease and slots over 20 years. Routes, gates and slots are comprised of the following (in millions):

                           Balance at     Accumulated Amortization
                       December 31, 1998    at December 31, 1998

     Routes. . . .          $  754                $123
     Gates . . . .             327                 120
     Slots . . . .             100                  40
                            $1,181                $283

     Reorganization Value In Excess of Amounts Allocable to
     Identifiable Assets

     Reorganization value in excess of amounts allocable to identifiable assets, arising from Continental's emergence from bankruptcy reorganization in 1993, was amortized on a straight-line basis over 20 years.

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

     The Company also sells mileage credits in the OnePass program to participating partners, such as hotels, car rental agencies and credit card companies. The resulting revenue, net of the estimated incremental cost of the credits sold, is recorded in the accompanying Consolidated Statements of Operations during the period in which the credits are sold as other operating revenue.

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

(k)  Advertising Costs -

     The Company expenses the costs of advertising as incurred.
     Advertising expense was $102 million, $98 million and $76 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(l)  Stock Plans and Awards -

     Continental has elected to follow Accounting Principles Board
     Opinion No. 25 - "Accounting for Stock Issued to Employees"
     ("APB 25") in accounting for its employee stock options and its stock purchase plans because the alternative fair value accounting provided for under Statement of Financial
     Accounting Standards No. 123 - "Accounting for Stock-Based
     Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options or purchase rights. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Furthermore, under APB 25, since the stock purchase plans are considered noncompensatory plans, no compensation expense is recognized.

(m)  Measurement of Impairment -

     In accordance with Statement of Financial Accounting Standards
     No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the
     Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

(n)  Recently Issued Accounting Standards -

     Statement of Position 98-5, "Reporting on the Costs of Start-
     Up Activities" ("SOP 98-5"), requires start-up costs to be expensed as incurred. Continental will adopt SOP 98-5 in the first quarter of 1999. This statement requires all unamortized start up costs (e.g., pilot training costs related to induction of new aircraft) to be expensed upon adoption, resulting in approximately a $5 million cumulative effect of change in accounting, net of tax, in the first quarter of 1999.

(o)  Reclassifications -

     Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share (in millions):

                                       1998      1997       1996
Numerator:
 Income before extraordinary charge.   $387       $389      $325
 Extraordinary charge, net of
  applicable income taxes. . . . . .     (4)        (4)       (6)
 Net income. . . . . . . . . . . . .    383        385       319
 Preferred stock dividends . . . . .      -         (2)       (5)
 Numerator for basic earnings per
  share - income available to
  common stockholders. . . . . . . .    383        383       314

 Effect of dilutive securities:
  Preferred Securities of Trust. . .     11         14        15
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . .      9         11         8
  Series A convertible debentures         -          -         1
                                         20         25        24

 Other . . . . . . . . . . . . . . .      -         (4)       (3)

  Numerator for diluted earnings
   per share - income available to
   common stockholders after
   assumed conversions . . . . . . .   $403       $404      $335

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares. .   60.3       57.6      54.6

 Effect of dilutive securities:
  Employee stock options . . . . . .    1.7        1.6       2.2
  Warrants . . . . . . . . . . . . .    0.9        3.5       5.9
  Preferred Securities of Trust. . .    9.8       10.3      10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . .    7.6        7.6       5.8
  Restricted Class B common stock. .      -        0.4       0.8
  Series A convertible debentures. .      -          -       0.7
 Dilutive potential common shares. .   20.0       23.4      25.7

  Denominator for diluted earnings
   per share - adjusted weighted-
   average and assumed conversions .   80.3       81.0      80.3

Options to purchase 2,909,130 and 2,643,426 shares of the Company's Class B common stock, par value $.01 per share ("Class B common stock"), during the third and fourth quarters of 1998, respectively, were not included in the computation of diluted earnings per share in 1998 because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):

                                                1998       1997
Secured
Notes payable, interest rates of 5.00% to
 7.52%, payable through 2019 . . . . . . . .   $  886    $  201
Floating rate notes, interest rates of
 LIBOR plus 0.75% to 1.25%, Eurodollar
 plus 1.0%, or Commercial Paper,
 payable through 2009. . . . . . . . . . . .      223       174
Notes payable, interest rates of 7.13% to
 7.15%, payable through 1999 and floating
 rates thereafter of LIBOR plus 2%,
 payable through 2011. . . . . . . . . . . .       86        91
Notes payable, interest rates of 8.0% to
 9.97%, payable through 2019 . . . . . . . .       66       124
Revolving credit facility totaling $160
 million, floating interest rates of
 LIBOR or Eurodollar plus 1.125%, payable
 through 1999. . . . . . . . . . . . . . . .       57       160
Credit facility, floating interest rate of
 LIBOR or Eurodollar plus 1.125%, payable
 through 2002. . . . . . . . . . . . . . . .        -       275
Floating rate note, interest rate of LIBOR
 or Eurodollar plus 1.375%, payable
 through 2004. . . . . . . . . . . . . . . .        -        75
Notes payable, interest rates of 10.0% to
 14.0%, payable through 2005 . . . . . . . .        -        54
Floating rate notes, interest rates of
 LIBOR plus 2.50% to 3.75%, payable
 through 2005. . . . . . . . . . . . . . . .        -        30
Other. . . . . . . . . . . . . . . . . . . .        -         2

Unsecured
Senior notes payable, 9.5%, payable
 through 2001. . . . . . . . . . . . . . . .      250       250
Credit facility, floating interest rate
 of LIBOR or Eurodollar plus 1.125%,
 payable through 2002. . . . . . . . . . . .      245         -
Convertible subordinated notes, interest
 rate of 6.75%, payable through 2006 . . . .      230       230
Senior notes payable, interest rate of
 8.0%, payable through 2005. . . . . . . . .      200         -
Notes payable, interest rate of 8.125%,
 payable through 2008. . . . . . . . . . . .      110         -
Floating rate note, interest rate of LIBOR
 or Eurodollar plus 1.375%, payable
 through 2004. . . . . . . . . . . . . . . .       74         -
Other. . . . . . . . . . . . . . . . . . . .       24         3
                                                2,451     1,669
Less:  current maturities. . . . . . . . . .      184       243
Total. . . . . . . . . . . . . . . . . . . .   $2,267    $1,426

At December 31, 1998 and 1997, the LIBOR and Eurodollar rates associated with Continental's indebtedness approximated 5.1% and 5.8% and 5.1% and 5.8%, respectively. The Commercial Paper rate was 5.5% as of December 31, 1998.

A majority of Continental's property and equipment is subject to agreements securing indebtedness of Continental.

In July 1997, Continental entered into a $575 million credit facility (the "Credit Facility"), including a $275 million term loan, the proceeds of which were loaned to CMI to repay its existing $320 million secured term loan. In connection with this prepayment, Continental recorded a $4 million after tax extraordinary charge relating to early extinguishment of debt. The Credit Facility also includes a $225 million revolving credit facility with a commitment fee of 0.25% per annum on the unused portion, and a $75 million term loan commitment with a current floating interest rate of Libor or Eurodollar plus 1.375%. At December 31, 1998 and 1997, no borrowings were outstanding under the $225 million revolving credit facility. During 1998, the Credit Facility became unsecured due to an upgrade of Continental's credit rating by Standard and Poor's Corporation.

The Credit Facility does not contain any financial covenants relating to CMI other than covenants restricting CMI's incurrence of certain indebtedness and pledge or sale of assets. In addition, the Credit Facility contains certain financial covenants applicable to Continental and prohibits Continental from granting a security interest on certain of its international route authorities.

In April 1998, the Company completed an offering of $187 million of pass-through certificates to be used to refinance the debt related to 14 aircraft currently owned by Continental. In connection with this refinancing, Continental recorded a $4 million after tax extraordinary charge to consolidated earnings in the second quarter of 1998 related to the early extinguishment of such debt.

At December 31, 1998, under the most restrictive provisions of the Company's debt and credit facility agreements, the Company had a minimum cash balance requirement of $600 million, a minimum net worth requirement of $758 million and was restricted from paying cash dividends in excess of $533 million.

In March 1996, the Company issued $230 million of 6-3/4%
Convertible Subordinated Notes (the "Notes"). The Notes are convertible into shares of Class B common stock prior to their maturity date, April 15, 2006, at a conversion price of $30.195 per share. The Notes are redeemable at the option of the Company on or after April 15, 1999, at specified redemption prices.

Maturities of long-term debt due over the next five years are as follows (in millions):

Year ending December 31,
     1999. . . . . . . . . . . . . . . . . .     $184
     2000. . . . . . . . . . . . . . . . . .      182
     2001. . . . . . . . . . . . . . . . . .      419
     2002. . . . . . . . . . . . . . . . . .      236
     2003. . . . . . . . . . . . . . . . . .      122

NOTE 4 - LEASES

Continental leases certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most leases also include renewal options, and some aircraft leases include purchase options.

At December 31, 1998, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under aircraft and engine operating leases, that have initial or remaining noncancellable lease terms in excess of one year, are as follows (in millions):

                                             Capital    Operating
                                              Leases     Leases

Year ending December 31,
     1999. . . . . . . . . . . . . . . . . .   $ 66      $  738
     2000. . . . . . . . . . . . . . . . . .     55         729
     2001. . . . . . . . . . . . . . . . . .     56         711
     2002. . . . . . . . . . . . . . . . . .     30         637
     2003. . . . . . . . . . . . . . . . . .     24         575
     Later years . . . . . . . . . . . . . .     98       4,818

Total minimum lease payments . . . . . . . .    329      $8,208
Less:  amount representing interest. . . . .     69
Present value of capital leases. . . . . . .    260
Less:  current maturities of capital
 leases. . . . . . . . . . . . . . . . . . .     47
Long-term capital leases . . . . . . . . . .   $213

Not included in the above operating lease table is approximately
$404 million of annual average minimum lease payments for each of the next five years relating to non-aircraft leases, principally airport and terminal facilities and related equipment.

Continental is the guarantor of $422 million aggregate principal amount of tax-exempt special facilities revenue bonds. These bonds, issued by various airport municipalities, are payable solely from rentals paid by Continental under long-term agreements with the respective governing bodies.

At December 31, 1998, the Company, including Express, had 350 and
31 aircraft under operating and capital leases, respectively.
These leases have remaining lease terms ranging from one month to 21 years.

The Company's total rental expense for all operating leases, net of sublease rentals, was $922 million, $787 million and $719 million in 1998, 1997 and 1996, respectively.

During 1997, the Company acquired 10 aircraft previously leased by it. Aircraft maintenance expense in the second quarter of 1997 was reduced by approximately $16 million due to the reversal of reserves that were no longer required as a result of the transaction.

NOTE 5 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company's risk management program, Continental uses or used a variety of financial instruments, including petroleum call options, petroleum swaps, jet fuel purchase commitments, foreign currency average rate options, foreign currency forward contracts and interest rate cap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 on October 1, 1998 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $2 million pre-tax being recognized as income in other comprehensive income.

Notional Amounts and Credit Exposure of Derivatives

The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which relate to interest rates, exchange rates or other indices.

The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined Company guidelines, and monitors the market position with each counterparty.

Fuel Price Risk Management

The Company uses a combination of petroleum call options, petroleum swap contracts, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. These instruments generally cover the Company's forecasted jet fuel needs for three to six months.

The Company accounts for the call options and swap contracts as cash flow hedges. In accordance with SFAS 133, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices, which was not material for the quarter ended December 31, 1998.

At December 31, 1998, the Company had petroleum swap contracts outstanding with an aggregate notional amount of approximately $82 million and a fair value of approximately $6 million (loss), which has been recorded in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. The loss will be recognized in earnings within the next six months. The Company recognized gains of approximately $65 million under this risk reduction strategy in 1996. Such gains were classified as a reduction in aircraft fuel expense in the accompanying consolidated statements of operations.

Additionally, as of December 31, 1998, the Company had entered into jet fuel purchase commitments of approximately $53 million that relate to jet fuel to be delivered and used during the first quarter of 1999.

Foreign Currency Exchange Risk Management

The Company uses a combination of foreign currency average rate option and forward contracts to hedge against the currency risk associated with Japanese yen denominated ticket sales for the next nine to twelve months. The average rate option and forward contracts have only nominal intrinsic value at the time of purchase.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS 133, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of passenger revenue when the underlying sales transaction is recognized as revenue. The Company measures hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the quarter ended December 31, 1998.

At December 31, 1998, the Company had average rate option and forward contracts outstanding with an aggregate notional amount of approximately $78 million and $76 million, respectively. The fair value of these instruments was $3 million (loss) as of December 31, 1998 which has been recorded in other current liabilities with the offset to other comprehensive income, net of applicable income taxes. The loss will be recognized in earnings within the next twelve months.

Interest Rate Risk Management

The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap has a notional amount of $125 million as of December 31, 1998 and is effective through July 31, 2001. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset in the accompanying consolidated balance sheet with the offset, net of any hedge ineffectiveness (which is not material) recorded as interest expense, to other comprehensive income. The fair value of the interest rate cap was not material as of December 31, 1998. As interest expense on the underlying hedged debt is recognized, corresponding amounts are removed from other comprehensive income and charged to interest expense. Such amounts were not material during 1998.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period October 1 (the date of the Company's adoption of SFAS 133) through December 31, 1998 (in millions):

Cumulative effect of adopting SFAS 133 as
 of October 1, 1998, net . . . . . . . . . . . .     $ 1
(Gains)/losses reclassified into earnings from
 other comprehensive income, net . . . . . . . .       -
Change in fair value of derivatives, net . . . .      (7)
Accumulated derivative loss included in other
 comprehensive income as of December 31, 1998,
 net . . . . . . . . . . . . . . . . . . . . . .    $ (6)

Fair Value of Other Financial Instruments

(a)  Cash equivalents -

     Cash equivalents consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short maturity.

(b)  Investment in Equity Securities -

     Continental's investment in America West Holdings Corporation ("America West Holdings") is classified as available-for-sale and carried at an aggregate market value of $3 million and $9 million at December 31, 1998 and 1997, respectively. Included in stockholders' equity at December 31, 1998 and 1997 are net unrealized gains of $1 million and $4 million, respectively.

     In June 1998, the Company sold its remaining 317,140 shares of America West Holdings Class B common stock realizing net proceeds of approximately $8.9 million and recognizing a gain of $6 million. The gain is included in Other, net in the accompanying Consolidated Statements of Operations.

     In February 1996, Continental sold approximately 1.4 million of the 1.8 million shares it owned in America West Holdings, realizing net proceeds of $25 million and recognizing a gain of $13 million. In May 1996, the Company sold all of its 802,860 America West Holdings warrants, realizing net proceeds of $7 million and recognizing a gain of $5 million. The gains are included in Other, net in the accompanying Consolidated Statements of Operations.

     In May 1998, the Company acquired a 49% interest in Compania Panamena de Aviacion, S.A. ("COPA") for $53 million. The investment is accounted for under the equity method of accounting. As of December 31, 1998, the excess of the amount at which the investment is carried and the amount of underlying equity in the net assets was $43 million. This difference is being amortized over the investment's estimated useful life of 40 years.

     As of December 31, 1998, Continental had a 12.4% interest in AMADEUS Global Travel Distribution S.A. ("AMADEUS") with a carrying value of $95 million. Since a readily determinable market value does not exist for the Company's investment in AMADEUS, the investment is carried at cost.

(c)  Debt -

     The fair value of the Company's debt with a carrying value of $1.98 billion and $1.49 billion at December 31, 1998 and 1997, respectively, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability or market prices, approximate $1.88 billion and $1.47 billion, respectively.
     The fair value of the remaining debt (with a carrying value of $473 million and $179 million, respectively, and primarily relating to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

(d)  Preferred Securities of Trust -

     As of December 31, 1998, the fair value of Continental's 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") (with a carrying value of $111 million), estimated based on market prices, approximated $159 million. The carrying value of the TOPrS was $242 million and the fair value approximated $514 as of December 31, 1997. See Note 6.

NOTE 6 - PREFERRED SECURITIES OF TRUST

Continental Airlines Finance Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owned all of the common trust securities, had 2,298,327 and 4,986,500 TOPrS outstanding at December 31, 1998 and 1997, respectively. In November 1998, the Company exercised its right and called for redemption approximately half of its outstanding TOPrS. The TOPrS were convertible into shares of Class B common stock at a conversion price of $24.18 per share of Class B common stock. As a result of the call for redemption, 2,688,173 TOPrS were converted into 5,558,649 shares of Class B common stock. In December 1998, the Company called for redemption the remaining outstanding TOPrS. As a result of the second call, the remaining 2,298,327 TOPrS were converted into 4,752,522 shares of Class B common stock during January 1999.

Distributions on the preferred securities were payable by the Trust at the annual rate of 8-1/2% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying Consolidated Statements of Operations. At December 31, 1998, outstanding TOPrS totaling $111 million are included in Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures in the accompanying Consolidated Balance Sheets.

The sole assets of the trust were 8-1/2% Convertible Subordinated
Deferrable Interest Debentures ("Convertible Subordinated
Debentures") with an aggregate principal amount of $115 million at December 31, 1998.

The Convertible Subordinated Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

NOTE 7 - REDEEMABLE PREFERRED, PREFERRED, TREASURY AND COMMON STOCK

Redeemable Preferred and Preferred Stock

During the year ended December 31, 1997, the Company's board of directors declared and issued 13,165 additional shares of Series A 12% Cumulative Preferred Stock ("Series A 12% Preferred") in lieu of cash dividends. In April 1997, Continental redeemed for cash all of the 460,247 shares of its Series A 12% Preferred then outstanding for $100 per share plus accrued dividends thereon. The redemption price, including accrued dividends, totaled $48 million.

Continental has 10 million shares of authorized preferred stock, none of which was outstanding as of December 31, 1998 or 1997.

Common Stock

Continental has two classes of common stock issued and outstanding, Class A common stock, par value $.01 per share ("Class A common stock"), and Class B common stock. Holders of shares of Class A common stock and Class B common stock are entitled to receive dividends when and if declared by the Company's board of directors. Each share of Class A common stock is entitled to 10 votes per share and each share of Class B common stock is entitled to one vote per share. In addition, Continental has authorized 50 million shares of Class D common stock, par value $.01 per share, none of which is outstanding.

The Company's Certificate of Incorporation permits shares of the Company's Class A common stock to be converted into an equal number of shares of Class B common stock. During 1998 and 1997, 12,200 and 900,536 shares of the Company's Class A common stock, respectively, were so converted.

Treasury Stock

During 1998, the Company's Board of Directors authorized the expenditure of up to $300 million to repurchase shares of the Company's Class A and Class B common stock or securities convertible into Class B common stock. No time limit was placed on the duration of the repurchase program. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. As of December 31, 1998, the Company had repurchased 4,452,700 shares of Class B common stock for $223 million.

Stockholder Rights Plan

Effective November 20, 1998, the Company adopted a stockholder rights plan (the "Rights Plan") in connection with the disposition by Air Partners, L.P. ("Air Partners") of its interest in the Company to an affiliate of Northwest Airlines, Inc. (together with such affiliate, "Northwest").

The rights become exercisable upon the earlier of (i) the tenth day following a public announcement or public disclosure of facts indicating that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the total number of votes entitled to be cast generally by the holders of the common stock of the Company then outstanding, voting together as a single class (such person or group being an "Acquiring Person"), or (ii) the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. Certain persons and entities related to the Company, Air Partners or Northwest at the time the Rights Plan was adopted are exempt from the definition of "Acquiring Person."

The rights will expire on November 20, 2008 unless extended or unless the rights are earlier redeemed or exchanged by the Company.

Subject to certain adjustments, if any person becomes an Acquiring Person, each holder of a right, other than rights beneficially owned by the Acquiring Person and its affiliates and associates (which rights will thereafter be void), will thereafter have the right to receive, upon exercise thereof, that number of Class B Common Shares having a market value of two times the exercise price ($200, subject to adjustment) of the right.

If at any time after a person becomes an Acquiring Person, (i) the Company merges into any other person, (ii) any person merges into the Company and all of the outstanding common stock does not remain outstanding after such merger, or (iii) the Company sells 50% or more of its consolidated assets or earning power, each holder of a right (other than the Acquiring Person and its affiliates and associates) will have the right to receive, upon the exercise thereof, that number of shares of common stock of the acquiring corporation (including the Company as successor thereto or as the surviving corporation) which at the time of such transaction will have a market value of two times the exercise price of the right.

At any time after any person becomes an Acquiring Person, and prior to the acquisition by any person or group of a majority of the Company's voting power, the Board of Directors may exchange the rights (other than rights owned by such Acquiring Person which have become void), in whole or in part, at an exchange ratio of one share of Class B common stock per right (subject to adjustment).

At any time prior to any person becoming an Acquiring Person, the Board of Directors may redeem the rights at a price of $.001 per right. The Rights Plan may be amended by the Board of Directors without the consent of the holders of the rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the rights (other than the Acquiring Person and its affiliates and associates). Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Warrants

As of December 31, 1997, the Company had outstanding 3,039,468 Class A Warrants and 308,343 Class B Warrants. The warrants entitled the holder to purchase one share of Class A common stock or Class B common stock as follows: (i) 2,298,134 Class A Warrants and 186,134 Class B Warrants with an exercise price $7.50 per share, and (ii) 741,334 Class A Warrants and 122,209 Class B Warrants with an exercise price of $15.00 per share. During 1998, all remaining Class A and Class B Warrants outstanding were exercised.

On June 2, 1997, the Company purchased from Air Partners warrants to purchase 3,842,542 shares of Class B common stock for $94 million, the intrinsic value of the warrants (the difference between the closing market price of the Class B common stock on May 28, 1997 ($34.25) and the applicable exercise price).

On November 21, 1996, Air Partners exercised its right to sell to the Company, and the Company subsequently purchased, for $50 million, Warrants to purchase 2,614,379 shares of Class B common stock pursuant to an agreement with the Company entered into earlier in 1996.

NOTE 8 - STOCK PLANS AND AWARDS

Stock Options

On May 21, 1998, the stockholders of the Company approved the Continental Airlines, Inc. 1998 Stock Incentive Plan (the "98 Incentive Plan") under which the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors and employees of the Company or its subsidiaries. Subject to adjustment as provided in the 98 Incentive Plan, the aggregate number of shares of Class
B common stock that may be issued under the 98 Incentive Plan may not exceed 5,500,000 shares, which may be originally issued or treasury shares or a combination thereof. The maximum number of shares of Class B common stock that may be subject to options granted to any one individual during any calendar year may not exceed 750,000 shares. In early December 1998, the Company offered certain employees who were granted options during the period from May 21, 1998 to November 20, 1998 (excluding the Company's executive officers, certain other officers and members of its Board) the opportunity to exchange such options for a lesser number of new options bearing an exercise price equal to the closing price of the Class B common stock on the date of grant, which was lower than that of the exchanged options. Employees who exchanged their options forfeited the vesting on their old options and received 65 new options for every 100 old options exchanged. As a result, 1,874,000 old options were exchanged for 1,218,100 new options.
The new options are subject to a new four-year vesting schedule commencing on the date of grant. The exchange did not result in recognition of compensation expense. The total shares remaining available for grant under the 98 Incentive Plan at December 31, 1998 was 990,000. Stock options granted under the 98 Incentive Plan generally vest over a period of four years and have a term of five years.

On May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Stock Incentive Plan, as amended (the "97 Incentive Plan"), under which the Company may award restricted stock or grant options to purchase shares of Class B common stock to non-employee directors of the Company and employees of the Company or its subsidiaries. Subject to adjustment as provided in the 97 Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the 97 Incentive Plan may not exceed 2,000,000 shares, which may be originally issued or treasury shares or a combination thereof. The maximum number of shares of Class B common stock that may be subject to options granted to any one individual during any calendar year may not exceed 200,000 shares (subject to adjustment as provided in the 97 Incentive Plan). The total shares remaining available for grant under the 97 Incentive Plan at December 31, 1998 was 563,988.
Stock options granted under the 97 Incentive Plan generally vest over a period of three years and have a term of five years.

Under the Continental Airlines, Inc. 1994 Incentive Equity Plan, as amended (the "94 Incentive Plan" and, together with the 97 Incentive Plan and the 98 Incentive Plan, the "Incentive Plans"), key officers and employees of the Company and its subsidiaries received stock options and/or restricted stock. The 94 Incentive Plan also provided for each outside director to receive on the day following the annual stockholders' meeting options to purchase 5,000 shares of Class B common stock. The maximum number of shares of Class B common stock that may be issued under the 94 Incentive Plan may not in the aggregate exceed 9,000,000. The total remaining shares available for grant under the 94 Incentive Plan at December 31, 1998 was 201,754.

Under the terms of the Incentive Plans, a change of control would result in all outstanding options under these plans becoming exercisable in full and restrictions on restricted shares being terminated. On November 20, 1998, Air Partners disposed of its interest in the Company to Northwest, resulting in a change of control under the terms of the 97 Incentive Plan and the 94 Incentive Plan. As a result, all outstanding options and restricted stock under these plans became exercisable and fully vested, respectively.

The table on the following page summarizes stock option transactions pursuant to the Company's Incentive Plans (share data in thousands):

                              1998                     1997                      1996
                             Weighted-                  Weighted-                Weighted-
                             Average                    Average                  Average
                 Options  Exercise Price   Options   Exercise Price  Options  Exercise Price
Outstanding at
 Beginning of
 Year. . . . . .  5,998       $22.62        5,809       $17.37        4,769        $ 8.41

Granted* . . . .  6,504       $43.75        1,968       $29.34        3,307        $25.07

Exercised  . . .   (807)      $19.53       (1,582)      $11.72       (1,747)       $ 8.23

Cancelled. . . . (2,012)      $55.18         (197)      $22.49         (520)       $14.83

Outstanding at
 End of Year . .  9,683       $30.31        5,998       $22.62        5,809        $17.37

Options
 exercisable
 at end of
 year. . . . . .  5,174       $23.56        1,229       $20.61          656        $11.18

*The option price for all stock options is equal to 100% of the fair market value at the date of grant.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 1998 (share data in thousands):

                        Options Outstanding

                                     Weighted
                                     Average
                                    Remaining
   Range of                        Contractual  Weighted Average
Exercise Prices       Outstanding     Life       Exercise Price
 $3.88-$8.00              915         2.25            $7.46
 $8.19-$28.19           1,881         2.44           $22.68
$28.25-$34.75           3,443         3.75           $29.23
$34.88-$35.00           2,306         4.90           $35.00
$35.31-$56.81           1,138         4.62           $55.05

 $3.88-$56.81           9,683         3.73           $30.31


                        Options Exercisable

   Range of                                     Weighted Average
Exercise Prices            Exercisable           Exercise Price

 $3.88-$8.00                   915                   $ 7.46
 $8.19-$28.19                1,881                   $22.68
$28.25-$34.75                2,222                   $29.25
$34.88-$35.00                    2                   $35.00
$35.31-$56.81                  154                   $47.72

 $3.88-$56.81                5,174                   $23.56

Restricted Stock

The Incentive Plans permit awards of restricted stock to participants, subject to one or more restrictions, including a restriction period, and a purchase price, if any, to be paid by the participant. Under the 98 Incentive Plan, the 97 Incentive Plan and the 94 Incentive Plan, 250,000, 100,000 and 600,000 shares, respectively, have been authorized for issuance, of which 250,000, 100,000 and 35,000 shares were available for grant at December 31, 1998.

Additionally, on March 4, 1994, the Board approved a one-time grant of 2,014,000 shares of restricted Class B common stock to substantially all employees at or below the manager level. These shares were issued at no cost to the employees and vested in 25 percent increments on each of January 2, 1995, 1996, 1997 and 1998.

Employee Stock Purchase Plans

On May 16, 1997, the stockholders of the Company approved the Continental Airlines, Inc. 1997 Employee Stock Purchase Plan (the "97 Stock Purchase Plan"). Under the 97 Stock Purchase Plan, all employees of the Company may purchase shares of Class B common stock of the Company at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. Subject to adjustment, a maximum of 1,750,000 shares of Class B common stock are authorized for issuance under the 97 Stock Purchase Plan. In January 1999, 132,928 shares of Class B common stock were issued for $28.47 per share relating to contributions made in fourth quarter of 1998. During 1998 and 1997, 305,978 and 148,186 shares of Class B common stock were issued at prices ranging from $29.33 to $49.41 in 1998 and $23.38 to $29.33 in 1997.

Under the Continental Airlines, Inc. 1994 Employee Stock Purchase Plan, as amended (the "94 Stock Purchase Plan"), which terminated on December 31, 1996, substantially all employees of the Company could purchase shares of Class B common stock at 85% of the lower of the fair market value on the first or last business day of a calendar quarter. Subject to adjustment, a maximum of 8,000,000 shares of Class B common stock were authorized for purchase under the 94 Stock Purchase Plan. During 1997, 1996 and 1995, 70,706, 191,809 and 518,428 shares, respectively, of Class B common stock were issued at a price of $19.55 in 1997 and at prices ranging from $15.81 to $23.96 in 1996 and $4.31 to $10.63 in 1995 in connection with the 94 Stock Purchase Plan.

Pro Forma SFAS 123 Results

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.9%, 6.1% and 5.8%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 40% for 1998, 34% for 1997 and 39% for 1996; and a weighted-average expected life of the option of 3.0 years, 2.5 years and 2.6 years. The weighted average grant date fair value of the stock options granted in 1998, 1997 and 1996 was $13.84, $7.87 and $7.55 per option, respectively.

The fair value of the purchase rights under the Stock Purchase Plans was also estimated using the Black-Scholes model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk free interest rates of 4.7%, 5.2% and 5.2%; dividend yields of 0%; expected volatility of 40% for 1998, 34% for 1997 and 39% for 1996; and an expected life of .25 years for 1998,
 .33 years for 1997 and .25 years for 1996. The weighted-average fair value of the purchase rights granted in 1998, 1997 and 1996 was $9.10, $7.38 and $5.75, respectively.

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

Assuming that the Company had accounted for its employee stock options and purchase rights using the fair value method and amortized the resulting amount to expense over the options' vesting period net income would have been reduced by $18 million, $11 million and $9 million for the years ended December 31, 1998, 1997 and 1996, respectively. Basic EPS would have been reduced by 30 cents, 18 cents and 17 cents for the years ended December 31, 1998, 1997 and 1996, respectively, and diluted EPS would have been reduced by 23 cents, 14 cents and 11 cents for the same periods, respectively. The pro forma effect on net income is not representative of the pro forma effects on net income in future years because it did not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows (in millions):

                      Minimum   Unrealized      Loss on
                      Pension   Gain/(Loss)    Derivative
                     Liability on Investments Instruments  Total
Balance at
 December 31, 1995 .   $ (8)       $ 18          $  -      $ 10
Current year change
 in other compre-
 hensive income. . .      6         (14)            -        (8)
Balance at
 December 31, 1996 .     (2)          4             -         2
Current year change
 in other compre-
 hensive income. . .     (4)          -             -        (4)
Balance at
 December 31, 1997 .     (6)          4             -        (2)
Current year change
 in other compre-
 hensive income. . .    (76)         (4)           (6)      (86)
Balance at
 December 31, 1998 .   $(82)       $  -          $ (6)    $ (88)

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all domestic employees of the Company are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. For the years ended December 31, 1998, 1997 and 1996, total expense for the defined contribution plan was $8 million, $6 million and $7 million, respectively.

The following table sets forth the defined benefit pension plans' change in projected benefit obligation for 1998 and 1997:

                                     1998      1997
                                     (in millions)

Projected benefit obligation at
 beginning of year . . . . . . . .  $  846     $  604
Service cost . . . . . . . . . . .      55         38
Interest cost. . . . . . . . . . .      69         51
Plan amendments. . . . . . . . . .     110          -
Actuarial gains, net . . . . . . .     178        176
Benefits paid. . . . . . . . . . .     (28)       (23)
Projected benefit obligation at
 end of year . . . . . . . . . . .  $1,230     $  846

The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for 1998 and 1997:

                                     1998      1997
                                     (in millions)

Fair value of plan assets at
 beginning of year . . . . . . . .  $  633     $  508
Actual return on plan assets . . .      75         83
Employer contributions . . . . . .     101         65
Benefits paid. . . . . . . . . . .     (28)       (23)
Fair value of plan assets at
 end of year . . . . . . . . . . .  $  781     $  633

Pension cost recognized in the accompanying Consolidated Balance
Sheets is computed as follows:

                                     1998      1997
                                     (in millions)

Funded status of the plans -
 net underfunded . . . . . . . . .  $ (449)    $ (213)
Unrecognized net actuarial loss. .     256         93
Unrecognized prior service cost. .     113          9
Net amount recognized. . . . . . .     (80)      (111)

Prepaid benefit cost . . . . . . .       2         16
Accrued benefit liability. . . . .    (320)      (136)
Intangible asset . . . . . . . . .     113          -
Accumulated other comprehensive
 income. . . . . . . . . . . . . .     125          9
Net amount recognized. . . . . . .  $  (80)    $ (111)

Net periodic defined benefit pension cost for 1998, 1997 and 1996 included the following components:

                                     1998      1997       1996
                                           (in millions)

Service cost . . . . . . . . . . .  $   55     $   38    $   38
Interest cost. . . . . . . . . . .      69         51        45
Expected return on plan assets . .     (64)       (49)      (38)
Amortization of prior service
  cost . . . . . . . . . . . . . .       6          1         1
Amortization of unrecognized
  net actuarial loss . . . . . . .       4          -         -
Settlement gain. . . . . . . . . .       -          -        (1)
Net periodic benefit cost. . . . .  $   70     $   41    $   45

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were $1.2 billion, $1.1 billion and $771 million, respectively, as of December 31, 1998, and $762 million, $620 million and $529 million, respectively, as of December 31, 1997.

During 1998, the Company amended its benefit plan as a result of changes in benefits pursuant to new collective bargaining agreements.

Plan assets consist primarily of equity securities (including 32,500 and 50,000 shares of Class B common stock with a fair market value of $1.1 million and $2.4 million as of December 31, 1998 and 1997, respectively), long-term debt securities and short-term investments.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00% to 7.25%, 7.25% and 7.75% for 1998, 1997 and 1996,
respectively. The expected long-term rate of return on assets (which is used to calculate the Company's return on pension assets for the current year) was 9.25% to 9.50% for 1998, and 9.25% for each of 1997 and 1996. The weighted average rate of salary increases was 5.30% for 1998, and 4.90% for each of 1997 and 1996. The 1983 Group Annuity Mortality Table (GAM 83) was used to develop the 1997 and 1998 end-of-year disclosure amounts and 1998 pension cost. The 1984 Unisex Pensioners Mortality Table (UP 84) was used to develop 1996 end-of-year disclosure and 1996 and 1997 pension cost. The unrecognized net gain (loss) is amortized on a straight-line basis over the average remaining service period of employees expected to receive a plan benefit.

Continental's policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service ("IRS") requirements as modified, to the extent applicable, by agreements with the IRS.

The Company also has a profit sharing program under which an award pool consisting of 15.0% of the Company's annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all employees (other than employees whose collective bargaining agreement provides otherwise or who otherwise receive profit sharing payments as required by local law) on a pro rata basis according to base salary. The profit sharing expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 was $86 million, $105 million and $68 million, respectively.

NOTE 11 - INCOME TAXES

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax provision for the years ended December 31, 1998, 1997 and 1996 are as follows (in millions):

                            Amount                Percent
                      1998   1997   1996   1998     1997    1996
Income tax pro-
 vision at
 United States
 statutory rates . .  $227   $224   $150   35.0 %   35.0 %  35.0 %
State income tax
 provision . . . . .    10      9      6    1.5      1.4     1.4
Reorganization value
 in excess of
 amounts allocable
 to identifiable
 assets. . . . . . .     -      4      5      -      0.6     1.2
Meals and
 entertainment
 disallowance. . . .    10      9      7    1.5      1.4     1.6
Net operating loss
 not previously
 benefitted. . . . .     -    (15)   (88)     -     (2.3)  (20.5)
Other. . . . . . . .     1      6      6    0.3      1.0     1.4
Income tax
 provision, net. . .  $248   $237   $ 86   38.3 %   37.1 %  20.1 %

The significant component of the provision for income taxes for the year ended December 31, 1998, 1997 and 1996 was a deferred tax provision of $231 million, $220 million and $80 million, respectively. The provision for income taxes for the period ended December 31, 1998, 1997 and 1996 also reflects a current tax provision in the amount of $17 million, $17 million and $6 million, respectively, as the Company is in an alternative minimum tax position for federal income tax purposes and pays current state income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows (in millions):

                                              1998        1997
Spare parts and supplies, fixed assets
 and intangibles . . . . . . . . . . . . .    $  536     $  639
Deferred gain. . . . . . . . . . . . . . .        57         63
Capital and safe harbor lease activity . .        46         49
Other, net . . . . . . . . . . . . . . . .        39         39

Gross deferred tax liabilities . . . . . .       678        790

Accrued liabilities. . . . . . . . . . . .      (347)      (370)
Revaluation of leases. . . . . . . . . . .        (2)       (16)
Net operating loss carryforwards . . . . .      (372)      (631)
Investment tax credit carryforwards. . . .       (45)       (45)
Minimum tax credit carryforward. . . . . .       (37)       (21)

Gross deferred tax assets. . . . . . . . .      (803)    (1,083)

Deferred tax assets valuation allowance. .       263        617

Net deferred tax liability . . . . . . . .       138        324

Less:  current deferred tax (asset)
 liability . . . . . . . . . . . . . . . .      (234)      (111)

Non-current deferred tax liability . . . .    $  372     $  435

At December 31, 1998, the Company had estimated NOLs of
$1.1 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits could be limited. Reflecting this possible limitation, the Company has recorded a valuation allowance of $263 million at December 31, 1998.

Continental had, as of December 31, 1998, deferred tax assets aggregating $803 million, including $372 million of NOLs and a valuation allowance of $263 million. During the first quarter of 1998, the Company consummated several transactions, the benefit of which resulted in the elimination of reorganization value in excess of amounts allocable to identifiable assets of $164 million.
During the third and fourth quarters of 1998, the Company determined that additional NOLs of the Company's predecessor could be benefited and accordingly reduced both the valuation allowance and routes, gates and slots by $190 million. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would further reduce routes, gates and slots.

NOTE 12 - ACCRUALS FOR AIRCRAFT RETIREMENTS AND EXCESS FACILITIES

In August 1998, the Company announced that CMI plans to accelerate the retirement of its four Boeing 747 aircraft by April 1999 and its remaining thirteen Boeing 727 aircraft by December 2000. The Boeing 747s will be replaced by DC-10-30 aircraft and the Boeing 727 aircraft will be replaced with a reduced number of Boeing 737 aircraft. In addition, Express will accelerate the retirement of certain turboprop aircraft by December 2000, including its fleet of 32 EMB-120 turboprop aircraft, as regional jets are acquired to replace turboprops.

In connection with its decision to accelerate the replacement of these aircraft, the Company performed an evaluation to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value at the date the decision was made, resulting in a $59 million fleet disposition/impairment loss. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The remaining $63 million of the fleet disposition/impairment loss includes cash and non-cash costs related primarily to future commitments on leased aircraft past the dates they will be removed from service and the write-down of related inventory to its estimated fair market value. The combined charge of $122 million was recorded in the third quarter of 1998.

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

The following represents the activity within these accruals during the three years ended December 31, 1998 (in millions):

                                        1998    1997     1996
Total accruals at beginning of year. .  $151     $205    $220
Net cash payments:
 Aircraft related. . . . . . . . . . .   (34)     (27)    (52)
 Underutilized facilities and other. .   (30)     (13)    (17)
Increase/(decrease) in accrual for
 grounded aircraft . . . . . . . . . .     -      (16)      -
Fleet disposition charge for cost of
 return of leased aircraft . . . . . .              -      54
Fleet disposition/impairment loss
 for the retirement of aircraft. . . .    63       -        -
Other. . . . . . . . . . . . . . . . .     5        2       -
Total accruals at end of year. . . . .   155      151     205
Portion included in accrued other
 liabilities . . . . . . . . . . . . .   (60)     (28)    (17)
Accrual for aircraft retirements and
 excess facilities . . . . . . . . . .  $ 95     $123    $188

The remaining accruals relate primarily to anticipated cash outlays associated with (i) underutilized airport facilities (primarily associated with Denver International Airport), (ii) the return of leased aircraft and (iii) the remaining liability associated with the grounded aircraft. The Company has assumed certain sublease rental income for these closed and underutilized facilities and grounded aircraft in determining the accrual at each balance sheet date. However, should actual sublease rental income be different from the Company's estimates, the actual charge could be different from the amount estimated. The remaining accrual represents cash outlays to be incurred over the remaining lease terms (from one to 12 years).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of January 20, 1999, Continental had agreed to acquire a total of 113 Boeing jet aircraft through 2005, approximately 57 of which are expected to be delivered in 1999. Continental also has options for an additional 114 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $5.5 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of January 20, 1999, Continental had approximately $354 million in financing arranged for such future Boeing deliveries. In addition, Continental had commitments or letters of intent for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at January 20, 1999, Continental has firm commitments to purchase 32 spare engines related to the new Boeing aircraft for approximately $167 million, which will be deliverable through December 2004. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of January 20, 1999, Express had firm commitments for 38 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 25 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 19 ERJ-145 and six ERJ-135 regional jets in 1999. Neither Express nor Continental will have any obligation to take any ERJ-145 firm aircraft that are not financed by a third party and leased to Continental.

Continental expects its cash outlays for 1999 capital expenditures, exclusive of fleet plan requirements, to aggregate $254 million primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of US Airways, Inc. ("US Airways") related to the East End Terminal at LaGuardia Airport in New York. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to reoccupy the terminal.

During 1998, Continental began block space arrangements whereby it is committed to purchase capacity on other carriers at an aggregate cost of approximately $150 million per year. These arrangements are for 10 years. Pursuant to other block-space arrangements, other carriers are committed to purchase capacity at a cost of approximately $100 million on Continental.

Approximately 40% of the Company's employees are covered by collective bargaining agreements. The Company's collective bargaining agreements with its Express flight attendants and Continental Airlines flight attendants (representing approximately 17% of the Company's employees) become amendable in November and December 1999. Negotiations are expected to begin in the third quarter of 1999 to amend these contracts. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the Company's negotiations is unknown at this time.

Legal Proceedings

United Statement of America v. Northwest Airlines Corp. & Continental Airlines, Inc.: The Antitrust Division of the Department of Justice is challenging under Section 7 of the Clayton Act and Section 1 of the Sherman Act the acquisition by Northwest of Shares of Continental's Class A common stock bearing, together with certain shares for which Northwest has a limited proxy, more than 50% of the fully diluted voting power of all Continental stock. The government's position is that, notwithstanding various agreements that severely restrict Northwest's ability to exercise voting control over Continental and are designed to assure Continental's competitive independence, Northwest's control of the Class A common stock will reduce actual and potential competition in various ways and in a variety of markets. Continental believes that because of agreements restricting Northwest's right to exercise control over Continental, the companies remain independent competitors; Northwest's stock acquisition was made solely for investment purposes and thus is expressly exempt under Section 7 of the Clayton Act; and Northwest's stock acquisition was necessary in order for Northwest and Continental to enter into an alliance agreement that is highly pro-competitive. The government seeks an order requiring Northwest to divest all voting stock in Continental on terms and conditions as may be agreed to by the government and the Court. No specific relief is sought against Continental.

The Company and/or certain of its subsidiaries are defendants in various lawsuits, including suits relating to certain environmental claims, the Company's consolidated Plan of Reorganization under Chapter 11 of the federal bankruptcy code which became effective on April 27, 1993, the Company's long-term global alliance agreement with Northwest entered into in connection with Air Partners' disposition of its interest in Continental to Northwest (see Note
14) and proceedings arising in the normal course of business.
While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on the Company's financial position, results of operations and cash flows, it is the opinion of management, after consulting with counsel, that the ultimate disposition of such suits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 14 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 1998, 1997 and 1996, other than those discussed elsewhere in the Notes to Consolidated Financial
Statements.

In connection with certain synergies agreements, Continental paid Air Canada, a former significant stockholder of the Company, $30 million and $16 million for the years ended December 31, 1997 and 1996, respectively, and Air Canada paid Continental $16 million and $17 million in 1997 and 1996, respectively, primarily relating to aircraft maintenance.

The Company and America West Airlines, Inc. ("America West"), a subsidiary of America West Holdings, in which David Bonderman holds a significant interest, entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. Mr. Bonderman is a director of the Company and holds a significant interest in the Company. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, Continental paid America West $15 million, $16 million and $15 million in 1998, 1997 and 1996, respectively, and America West paid Continental $27 million, $23 million and $22 million in 1998, 1997 and 1996, respectively.

In May 1996, Air Canada converted all of its 3,322,112 shares of Class A common stock into Class B common stock (pursuant to certain rights granted to it under the Company's Certificate of Incorporation) and sold, on the open market, 4,400,000 shares of the Company's common stock pursuant to the Secondary Offering.

On November 21, 1996, Air Partners, a significant stockholder of the Company, exercised its right to sell to the Company, and the Company subsequently purchased, for $50 million, warrants to purchase 2,614,379 shares of Class B common stock (representing a portion of the total warrants held by Air Partners) pursuant to an agreement entered into earlier in 1996 with the Company.

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

In November 1998, the Company and Northwest, a significant stockholder of the Company, began implementing a long-term global alliance involving extensive code-sharing, frequent flyer reciprocity and other cooperative activities.

NOTE 15 - SEGMENT REPORTING

Continental adopted Statement of Financial Accounting Standards No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131") during the first quarter of 1998. SFAS 131 established standards for reporting information about operating segments in annual financial statements as well as related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Continental has one reportable operating segment (air transportation).

Information concerning principal geographic areas is as follows (in millions):

                       1998          1997           1996
                     Operating     Operating      Operating
                      Revenue       Revenue        Revenue
Domestic (U.S.)       $5,620        $5,215         $4,761
Atlantic                 995           778            494
Latin America            769           572            406
Pacific                  567           648            699

                      $7,951        $7,213         $6,360

The Company attributes revenue among the geographical areas based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 1998 and 1997 is as follows (in millions, except per share data):

                                                          Three Months Ended
                                              March 31   June 30  September 30  December 31
1998
 Operating revenue . . . . . . . . . . . . .   $1,854    $2,036     $2,116        $1,945
 Operating income. . . . . . . . . . . . . .      150       280        143           128
 Nonoperating income (expense), net. . . . .      (13)       (5)       (18)          (17)
 Net income. . . . . . . . . . . . . . . . .       81       163         73            66

 Earnings per common share:
   Income before extraordinary charge. . . .   $ 1.38    $ 2.74     $ 1.21        $ 1.08
   Extraordinary charge, net of tax. . . . .        -     (0.06)         -             -
   Net income (a). . . . . . . . . . . . . .   $ 1.38    $ 2.68     $ 1.21        $ 1.08

 Earnings per common share assuming
  dilution:
   Income before extraordinary charge. . . .   $ 1.06    $ 2.11     $ 0.97        $ 0.91
   Extraordinary charge, net of tax. . . . .        -     (0.05)         -             -
   Net income (a). . . . . . . . . . . . . .   $ 1.06    $ 2.06     $ 0.97        $ 0.91



                                                                   (continued on next page)

                                                         Three Months Ended
                                              March 31   June 30  September 30  December 31
1997
 Operating revenue . . . . . . . . . . . . .   $1,698    $1,786     $1,890        $1,839
 Operating income. . . . . . . . . . . . . .      146       231        207           132
 Nonoperating income (expense), net. . . . .      (22)      (23)       (21)          (10)
 Net income. . . . . . . . . . . . . . . . .       74       128        110            73

 Earnings per common share:
   Income before extraordinary charge (a). .   $ 1.28    $ 2.22     $ 1.97        $ 1.26
   Extraordinary charge, net of tax. . . . .        -         -      (0.07)            -
   Net income (a). . . . . . . . . . . . . .   $ 1.28    $ 2.22     $ 1.90        $ 1.26

 Earnings per common share assuming
  dilution:
   Income before extraordinary charge (a). .   $ 0.96    $ 1.63     $ 1.48        $ 0.97
   Extraordinary charge, net of tax. . . . .        -         -      (0.04)            -
   Net income (a). . . . . . . . . . . . . .   $ 0.96    $ 1.63     $ 1.44        $ 0.97

(a)  The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

During the second quarter of 1998, Continental recorded a $4 million after tax extraordinary charge relating to prepayment of debt.

During the third quarter of 1998, Continental recorded a fleet disposition/impairment loss of $122 million ($77 million after tax) relating to its decision to accelerate the retirement of certain jet and turboprop aircraft.

During the third quarter of 1997, in connection with the prepayment of certain indebtedness, Continental recorded a $4 million after tax extraordinary charge relating to early extinguishment of debt.

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

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 1999.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)  The following financial statements are included in Item 8.
     "Financial Statements and Supplementary Data":

     Report of Independent Auditors
     Consolidated Statements of Operations for each of the Three
       Years in the Period Ended December 31, 1998
     Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Cash Flows for each of the Three
       Years in the Period Ended December 31, 1998
     Consolidated Statements of Redeemable Preferred Stock and
       Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1998
     Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules:

     Report of Independent Auditors
     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

(c)  Reports on Form 8-K:

       (i)  Report dated November 3, 1998 with respect to Item 7.
            Financial Statements and Exhibits, related to the offering of Continental Airlines, Inc.'s Pass Through
            Certificates Series 1998-3.

      (ii) Report dated November 20, 1998 with respect to Item 5. Other Events, related to the Northwest Transaction.

     (iii)  Report dated December 8, 1998 with respect to Item 7.
            Financial Statements and Exhibits, related to the offering of Continental Airlines, Inc.'s 8% Notes due
            December 15, 2005.

(d)  See accompanying Index to Exhibits.

                  REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Continental Airlines, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 20, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in
Item 14(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                      ERNST & YOUNG LLP


Houston, Texas
January 20, 1999

                   CONTINENTAL AIRLINES, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       For the Years Ended December 31, 1998, 1997, and 1996
                           (In millions)





                                    Allowance
                                   for Doubtful   Allowance for
                                    Receivables   Obsolescence
  Balance, December 31, 1995 . . .     $ 44          $ 36

    Additions charged to expense .       16            18
    Deductions from reserve. . . .      (31)           (8)
    Other. . . . . . . . . . . . .       (2)            1

  Balance, December 31, 1996 . . .       27            47

    Additions charged to expense .       12            12
    Deductions from reserve. . . .      (21)           (4)
    Other. . . . . . . . . . . . .        5            (4)

  Balance, December 31, 1997 . . .       23            51

    Additions charged to expense .       18            17
    Deductions from reserve. . . .      (18)          (16)
    Other. . . . . . . . . . . . .       (1)           (6)

  Balance, December 31, 1998 . . .     $ 22          $ 46

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

                                   CONTINENTAL AIRLINES, INC.


                                   By /s/ LAWRENCE W. KELLNER
                                      Lawrence W. Kellner
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of Registrant)

Date:  February 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 25, 1999.

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

     GEORGE G. C. PARKER*     Director
      George G. C. Parker

      RICHARD W. POGUE*        Director
      Richard W. Pogue

      WILLIAM S. PRICE III*    Director
      William Price III

      DONALD L. STURM*         Director
      Donald L. Sturm

      KAREN HASTIE WILLIAMS*   Director
      Karen Hastie Williams

      CHARLES A. YAMARONE*     Director
      Charles A. Yamarone


      *By /s/ LAWRENCE W. KELLNER
          Lawrence W. Kellner
          Attorney in-fact
          February 25, 1999
INDEX TO EXHIBITS
                                OF
                    CONTINENTAL AIRLINES, INC.

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

2.2       Modification of Debtors' Revised Second Amended Joint
          Plan of Reorganization dated March 12, 1993 -- incorporated by reference to Exhibit 2.2 to Continental's Current Report on Form 8-K, dated April 16, 1993 (File no. 0-9781) (the "4/93 8-K").

2.3       Second Modification of Debtors' Revised Second Amended
          Joint Plan of Reorganization, dated April 8, 1993 -- incorporated by reference to Exhibit 2.3 to the 4/93 8-K.

2.4       Third Modification of Debtors' Revised Second Amended
          Joint Plan of Reorganization, dated April 15, 1993 -- incorporated by reference to Exhibit 2.4 to the 4/93 8-K.

2.5 Confirmation Order, dated April 16, 1993 -- incorporated by reference to Exhibit 2.5 to the 4/93 8-K.

3.1       Amended and Restated Certificate of Incorporation of
          Continental -- incorporated by reference to
          Exhibit 4.1(a) to Continental's Form S-8 registration statement (No. 333-06993) (the "1996 S-8").

3.2 By-laws of Continental, as amended to date -- incorporated by reference to Exhibit 99.3 to Continental's Current Report on Form 8-K dated November
          20, 1998 (the "11/98 8-K").

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

4.3 Rights Agreement, dated as of November 20, 1998, between Continental and Harris Trust and Savings Bank -- incorporated by reference to Exhibit 4.1 to the 11/98 8-K.

4.4       Certificate of Designation of Series A Junior
          Participating Preferred Stock, included as Exhibit A to
          Exhibit 4.3 -- incorporated by reference to Exhibit 4.2 to the 11/98 8-K.

4.5       Form of Right Certificate, included as Exhibit B to
          Exhibit 4.3 -- incorporated by reference to Exhibit 4.3 to the 11/98 8-K.

4.6 Summary of Rights to Purchase Preferred Shares, included as Exhibit C to Exhibit 4.3 -- incorporated by reference to Exhibit 4.4 to the 11/98 8-K.

4.7       Governance Agreement dated January 25, 1998 among the
          Company, Newbridge Parent Corporation ("Newbridge") and
          Northwest Airlines Corporation ("Northwest") -- incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated January
          25, 1998 (File no. 0-9781).

4.7(a)    First Amendment to the Governance Agreement dated March
          2, 1998.  (3)

4.7(b)    Second Amendment to the Governance Agreement dated
          November 20, 1998 -- incorporated by reference to Exhibit
          99.6 to the 11/98 8-K.

4.8 Supplemental Agreement dated November 20, 1998 among the Company, Newbridge and Northwest -- incorporated by reference to Exhibit 99.7 to the 11/98 8-K.

4.9 Amended and Restated Registration Rights Agreement dated April 19, 1996 among the Company, Air Partners, L.P. and Air Canada -- incorporated by reference to Exhibit 10.2 to Continental's Form S-3 Registration Statement (No. 333-02701).

4.9(a)    Amendment dated November 20, 1998 to the Amended and
          Restated Registration Rights Agreement among the Company, Air Partners and Northwest -- incorporated by reference to Exhibit 99.5 to the November 8-K.

4.10      Warrant Agreement dated as of April 27, 1993, between
          Continental and Continental as warrant agent -- incorporated by reference to Exhibit 4.7 to the 4/93 8-K.

4.11 Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

9.1 Northwest Airlines/Air Partners Voting Trust Agreement dated as of November 20, 1998 among the Company, Northwest, Northwest Airlines Holdings Corporation, Air Partners and Wilmington Trust Company, as Trustee -- incorporated by reference to Exhibit 99.4 to the 11/98 8-K.

10.1 Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey and People Express Airlines, Inc., regarding Terminal C (the "Terminal C Lease") -- incorporated by reference to
          Exhibit 10.61 to the Annual Report on Form 10-K (File No. 0-9781) of People Express Airlines, Inc. for the year ended December 31, 1984.

10.1(a) Supplemental Agreements Nos. 1 through 6 to the Terminal C Lease -- incorporated by reference to Exhibit 10.3 to Continental's Annual Report on Form 10-K (File No. 1-
          8475) for the year ended December 31, 1987 (the "1987 10-
          K").

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

10.1(c) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.1(d) Supplemental Agreements No. 12 through 15 to the Terminal C Lease -- incorporated by reference to Exhibit 10.2(d) to the 1995 10-K.

10.1(e) Supplemental Agreement No. 16 to the Terminal C Lease -- incorporated by reference to Exhibit 10.1(e) to Continental's Annual Report on Form 10-K for the year ended December 31, 1997 (File no. 0-9781) (the "1997 10-
          K").

10.2 Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and
          Continental  --  incorporated by reference to Exhibit
          10.2 to the 1987 10-K.

10.3*     Amended and restated employment agreement between the
          Company and Gordon Bethune, dated as of November 20,
          1998.  (3)

10.4*     Amended and restated employment agreement between the
          Company and Gregory Brenneman, dated as of November 20,
          1998.  (3)

10.5*    Amended and restated employment agreement dated as of
          November 15, 1995 between the Company and Lawrence Kellner -- incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30,1996 (File no. 0-9781) (the "1996 Q2 10-Q").

10.5(a)* Amendment dated as of November 20, 1998 to Mr. Kellner's employment agreement. (3)

10.6* Amended and restated employment agreement dated as of November 15, 1995 between the Company and C.D. McLean -- incorporated by reference to Exhibit 10.8 to the 1995 10-K.

10.6(a)*  Amendment dated as of November 20, 1998 to Mr. McLean's employment agreement.  (3)

10.7* Form of amendment to employment agreements, dated as of April 19, 1996, between the Company and, respectively, Lawrence Kellner and C.D. McLean -- incorporated by reference to Exhibit 10.4 to the 1996 Q2 10-Q.

10.8* Form of amendment to employment agreements, dated as of September 30, 1996, between the Company and, respectively, Lawrence Kellner and C.D. McLean -- incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File no. 0-9781) (the "1996 Q3 10-Q").

10.9* Amended and restated employment agreement, as amended, between the Company and Jeffery Smisek -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File no. 0-9781) (the "1997 Q1 10-Q").

10.9(a)*  Amendment dated as of November 20, 1998 to Mr. Smisek's employment agreement.  (3)

10.10* Stay Bonus Agreement between the Company and Gordon Bethune -- incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 0-9781) (the "1998 Q2 10-Q").

10.11*    Stay Bonus Agreement between the Company and Gregory
          Brenneman -- incorporated by reference to Exhibit 10.4 to the 1998 Q2 10-Q.

10.12*    Stay Bonus Agreement between the Company and Lawrence
          Kellner -- incorporated by reference to Exhibit 10.5 to the 1998 Q2 10-Q.

10.13*   Stay Bonus Agreement between the Company and C.D. McLean
          -- incorporated by reference to Exhibit 10.6 to the 1998
          Q2 10-Q.

10.14*    Stay Bonus Agreement between the Company and Jeffery
          Smisek -- incorporated by reference to Exhibit 10.7 to the 1998 Q2 10-Q.

10.15* Forms of Stay Bonus Agreements for other executive officers -- incorporated by reference to Exhibit 10.8 to the 1998 Q2 10-Q.

10.16*    Executive Bonus Program -- incorporated by reference to
          Appendix B to the Company's proxy statement relating its annual meeting of stockholders held on June 26, 1996.

10.17*    Continental Airlines, Inc. 1994 Incentive Equity Plan
          ("1994 Equity Plan") -- incorporated by reference to
          Exhibit 4.3 to the Company's Form S-8 Registration
          Statement (No. 33-81324).

10.17(a)* First Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1995 (File no. 0-9781).

10.17(b)* Second Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 4.3(c) to the 1996 S-8.

10.17(c)* Third Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.4 to the 1996 Q3 10-Q.

10.17(d)* Fourth Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.10(d) to the 1997 10-K.

10.17(e)* Form of Employee Stock Option Grant pursuant to the 1994
          Equity Plan -- incorporated by reference to Exhibit
          10.10(e) to the 1997 10-K.

10.17(f)* Form of Outside Director Stock Option Grant pursuant to the 1994 Equity Plan -- incorporated by reference to
          Exhibit 10.10(f) to the 1997 10-K.

10.17(g)* Form of Restricted Stock Grant pursuant to the 1994
          Equity Plan -- incorporated by reference to Exhibit
          10.10(g) to the 1997 10-K.

10.18*    Continental Airlines, Inc. 1997 Stock Incentive Plan
          ("1997 Incentive Plan") -- incorporated by reference to
          Exhibit 4.3 to Continental's Form S-8 Registration
          Statement (No. 333-23165).

10.18(a)* First Amendment to 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(a) to the 1997 10-K.

10.18(b)*Form of Employee Stock Option Grant pursuant to the 1997
          Incentive Plan -- incorporated by reference to Exhibit
          10.11(b) to the 1997 10-K.

10.18(c)* Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to
          Exhibit 10.11(c) to the 1997 10-K.

10.19* Amendment and Restatement of the 1994 Equity Plan and the 1997 Incentive Plan. (3)

10.20*    Continental Airlines, Inc. 1998 Stock Incentive Plan
          ("1998 Incentive Plan") -- incorporated by reference to
          Exhibit 4.3 to Continental's Form S-8 Registration
          Statement (No. 333-57297) (the "1998 S-8").

10.20(a)* Form of Employee Stock Option Grant pursuant to the 1998
          Incentive Plan -- incorporated by reference to Exhibit
          4.4 to the 1998 S-8.

10.21* Continental Airlines, Inc. Deferred Compensation Plan -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-68233).

10.22* Form of Letter Agreement relating to certain flight benefits between the Company and each of its nonemployee directors -- incorporated by reference to Exhibit 10.19 to the 1995 10-K.

10.23 Purchase Agreement No. 1783, including exhibits and side letters, between the Company and Boeing, effective
          April 27, 1993, relating to the purchase of Boeing 757 aircraft ("P.A. 1783") -- incorporated by reference to
          Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File no. 0-
          9781).  (1)

10.23(a)  Supplemental Agreement No. 4 to P.A. 1783, dated March
          31, 1995 --  incorporated by reference to Exhibit
          10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 0-9781). (1)

10.23(b) Supplemental Agreement No. 6 to P.A. 1783, dated June 13, 1996 -- incorporated by reference to Exhibit 10.6 to the 1996 Q2 10-Q. (1)

10.23(c) Supplemental Agreement No. 7 to P.A. 1783, dated July 23, 1996 -- incorporated by reference to Exhibit 10.6(a) to the 1996 Q2 10-Q. (1)

10.23(d) Supplemental Agreement No. 8 to P.A. 1783, dated October 27, 1996 -- incorporated by reference to Exhibit 10.11(d) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 0-9781) (the "1996 10-
          K").  (1)

10.23(e)  Letter Agreement No. 6-1162-GOC-044 to P.A. 1783, dated
          March 21, 1997 -- incorporated by reference to Exhibit
          10.4 to the 1997 Q1 10-Q.  (1)

10.23(f) Supplemental Agreement No. 9 to P.A. 1783, dated August 13, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File no. 0-9781). (1)

10.23(g) Supplemental Agreement No. 10, including side letters, to P.A. 1783, dated October 10, 1997 -- incorporated by reference to Exhibit 10.13(g) to the 1997 10-K.  (1)

10.23(h) Supplemental Agreement No. 11, including exhibits and side letters, to P.A. 1783, dated July 30, 1998 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 0-9781) (the "1998 Q3 10-Q"). (1)

10.23(i) Supplemental Agreement No. 12, including side letter, to P.A. 1783, dated September 29, 1998. (2)(3)

10.23(j)  Supplemental Agreement No. 13 to P.A. 1783, dated
          November 16, 1998.  (2)(3)

10.23(k) Supplemental Agreement No. 14, including side letter, to P.A. 1783, dated December 17, 1998. (2)(3)

10.24 Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") -- incorporated by reference to
          Exhibit 10.8 to the 1996 Q2 10-Q.  (1)

10.24(a) Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 -- incorporated by reference to Exhibit 10.14(a) to the 1996 10-K. (1)

10.24(b) Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 -- incorporated by reference to Exhibit 10.3 to the 1997 Q1 10-Q. (1)

10.24(c) Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 -- incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.24(d) Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 --
          incorporated by reference to Exhibit 10.14(d) to the 1997
          10-K.  (1)

10.24(e) Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951 dated October 10, 1997 --
          incorporated by reference to Exhibit 10.1 to the 1998 Q2
          10-Q.  (1)

10.24(f) Supplemental Agreememt No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 -- incor-
          porated by reference to Exhibit 10.1 to the 1998 Q3 10-Q.
          (1)

10.24(g) Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998. (2)(3)

10.24(h) Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998. (2)(3)

10.24(i) Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 -- incorporated by reference to Exhibit
          10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 0-9781). (1)

10.25 Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K.  (1)

10.25(a) Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company -- incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.26 Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") -- incorporated by reference to Exhibit
          10.16 to the 1997 10-K.  (1)

10.26(a) Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 -- incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

10.27 Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") -- incorporated by reference to Exhibit
          10.17 to the 1997 10-K.  (1)

10.27(a) Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 -- incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.27(b)  Supplemental Agreement No. 2, including side letter, to
          P.A. 2061, dated July 30, 1998.  (2) (3)

10.27(c)  Supplemental Agreement No. 3, including side letter, to
          P.A. 2061, dated September 25, 1998.  (2)(3)

10.28 Purchase Agreement No. 2211, including exhibits and side letters thereto, between the Company and Boeing, dated
          November 16, 1998, relating to the purchase of Boeing 767 aircraft. (2)(3)

10.29 Lease Agreement dated as of May 1992 between the City and County of Denver, Colorado and Continental regarding
          Denver International Airport -- incorporated by reference to Exhibit 10.17 to the 1993 S-1.

10.29(a) Supplemental Lease Agreement, including an exhibit thereto, dated as of April 3, 1995 between the City and County of Denver, Colorado and Continental and United Air Lines, Inc. regarding Denver International Airport -- incorporated by reference to Exhibit 10.15(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-9781).

10.30     Airport Use and Lease Agreement dated as of January 1,
          1998 between the Company and the City of Houston, Texas
          regarding Bush Intercontinental.  (3)

10.30(a)  Special Facilities Lease Agreement dated as of March 1,
          1997 by and between the Company and the City of Houston, Texas regarding an automated people mover project at Bush Intercontinental. (3)

10.30(b) Amended and Restated Special Facilities Lease Agreement dated as of December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain terminal improvement projects at Bush Intercontinental. (3)

10.30(c)  Amended and Restated Special Facilities Lease Agreement
          dated December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain airport improvement projects at Bush Intercontinental.  (3)

10.31 Agreement and Lease dated as of May 1987, as supplemented, between the City of Cleveland, Ohio and Continental regarding Hopkins International -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File no. 0-9781).

10.31(a)  Special Facilities Lease Agreement dated as of October
          24, 1997 by and between the Company and the City of
          Cleveland, Ohio regarding certain concourse expansion
          projects at Hopkins International.  (3)

10.32 Third Revised Investment Agreement, dated April 21, 1994, between America West Airlines, Inc. and AmWest Partners, L.P. -- incorporated by reference to Exhibit 1 to Continental's Schedule 13D relating to America West
          Airlines, Inc. filed on August 25, 1994.

10.33 Letter Agreement No. 11 between the Company and General Electric Company, dated December 22, 1997, relating to certain long-term engine purchase commitments of the Company -- incorporated by reference to Exhibit 10.23 to the 1997 10-K. (1)

21.1      List of Subsidiaries of Continental.  (3)

23.1      Consent of Ernst & Young LLP.  (3)

24.1      Powers of attorney executed by certain directors and
          officers of Continental.  (3)

27.1      Financial Data Schedule.  (3)

99.1 Deferred Compensation Plan Trust Agreement, effective as of January 1, 1999, between Continental Airlines, Inc.
          and Chase Bank of Texas, N.A. (3)
__________

* These exhibits relate to management contracts or compensatory plans or arrangements.

(1) The Commission has granted confidential treatment for a portion of this exhibit.
(2) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.
(3)  Filed herewith.