Form 10-Q
period 1999-03-31
CONTINENTAL AIRLINES INC /DE/
filed 1999-04-23
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                         _______________

As of April 15, 1999, 11,406,732 shares of Class A common stock and 56,869,435 shares of Class B common stock were outstanding.

                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                                           Three Months
                                          Ended March 31,
                                          1999        1998
                                             (Unaudited)
Operating Revenue:
 Passenger . . . . . . . . . . . . . . . $1,900      $1,714
 Cargo and mail. . . . . . . . . . . . .     67          68
 Other . . . . . . . . . . . . . . . . .     89          72
                                          2,056       1,854

Operating Expenses:
 Wages, salaries and related costs . . .    616         497
 Aircraft rentals. . . . . . . . . . . .    184         156
 Aircraft fuel . . . . . . . . . . . . .    150         190
 Commissions . . . . . . . . . . . . . .    143         141
 Maintenance, materials and repairs. . .    143         153
 Other rentals and landing fees. . . . .    114         101
 Depreciation and amortization . . . . .     85          68
 Other . . . . . . . . . . . . . . . . .    461         398
                                          1,896       1,704

Operating Income . . . . . . . . . . . .    160         150

Nonoperating Income (Expense):
 Interest expense. . . . . . . . . . . .    (53)        (40)
 Interest income . . . . . . . . . . . .     15          12
 Interest capitalized. . . . . . . . . .     13          13
 Other, net. . . . . . . . . . . . . . .     13           2
                                            (12)        (13)












                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                                           Three Months
                                          Ended March 31,
                                          1999        1998
                                             (Unaudited)
Income before Income Taxes and
 Cumulative Effect of a Change in
 Accounting Principle. . . . . . . . . . $  148      $  137

Income Tax Provision . . . . . . . . . .    (58)        (52)

Distributions on Preferred Securities
 of Trust, net of applicable income
 taxes of $2 in 1998 . . . . . . . . . .      -          (4)

Income before Cumulative Effect of a
 Change in Accounting Principle. . . . .     90          81

Cumulative Effect of a Change in
 Accounting Principle, net of
 applicable income taxes of $3
 in 1999 . . . . . . . . . . . . . . . .     (6)          -

Net Income . . . . . . . . . . . . . . . $   84      $   81

Earnings per Common Share:
 Income Before Cumulative Effect of
  Change in Accounting Principle . . . . $ 1.32      $ 1.38
 Cumulative Effect of a Change in
  Accounting Principle, net of tax . . .  (0.09)          -
 Net Income. . . . . . . . . . . . . . . $ 1.23      $ 1.38

Earnings per Common Share Assuming
 Dilution:
  Income Before Cumulative Effect of a
   Change in Accounting Principle. . . . $ 1.19      $ 1.06
  Cumulative Effect of a Change in
   Accounting Principle, net of tax. . .  (0.08)          -
  Net Income . . . . . . . . . . . . . . $ 1.11      $ 1.06









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)

                                          March 31,   December 31,
          ASSETS                            1999          1998
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $11 . . . . . . . . . . . . . . . . .  $1,397      $1,399
 Accounts receivable, net. . . . . . . . .     534         449
 Spare parts and supplies, net . . . . . .     187         166
 Deferred income taxes . . . . . . . . . .     234         234
 Prepayments and other . . . . . . . . . .     177         106
  Total current assets . . . . . . . . . .   2,529       2,354

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   2,800       2,459
  Other. . . . . . . . . . . . . . . . . .     688         632
                                             3,488       3,091
  Less:  Accumulated depreciation. . . . .     674         625
                                             2,814       2,466

Purchase deposits for flight equipment         431         410

Capital leases:
 Flight equipment. . . . . . . . . . . . .     375         361
 Other . . . . . . . . . . . . . . . . . .      57          56
                                               432         417
 Less:  Accumulated amortization . . . . .     189         178
                                               243         239
  Total property and equipment . . . . . .   3,488       3,115

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,169       1,181
 Investments . . . . . . . . . . . . . . .     151         151
 Other assets, net . . . . . . . . . . . .     268         285

  Total other assets . . . . . . . . . . .   1,588       1,617

   Total Assets. . . . . . . . . . . . . .  $7,605      $7,086








                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                          March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        1999          1998
                                         (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  161      $  184
 Current maturities of capital leases. . .      48          47
 Accounts payable. . . . . . . . . . . . .     745         843
 Air traffic liability . . . . . . . . . .   1,037         854
 Accrued payroll and pensions. . . . . . .     259         265
 Accrued other liabilities . . . . . . . .     251         249
  Total current liabilities. . . . . . . .   2,501       2,442

Long-Term Debt . . . . . . . . . . . . . .   2,598       2,267

Capital Leases . . . . . . . . . . . . . .     212         213

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     439         372
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .      89          95
 Other . . . . . . . . . . . . . . . . . .     379         393
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     907         860

Commitments and Contingencies

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures. . . . . . . . . . . . . . . .       -         111















                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                          March 31,   December 31,
                                            1999          1998
                                         (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,406,732 shares issued
  and outstanding. . . . . . . . . . . . . $    -       $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  57,789,644 and 53,370,741 shares
  issued, respectively . . . . . . . . . .       1           1
 Additional paid-in capital  . . . . . . .     733         634
 Retained earnings . . . . . . . . . . . .     744         659
 Accumulated other comprehensive income. .     (60)        (88)
 Treasury stock - 871,100 and 399,524
  Class B shares, respectively, at cost. .     (31)        (13)
  Total common stockholders' equity. . . .   1,387       1,193
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $7,605      $7,086


























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)

                                            Three Months
                                          Ended March 30,
                                          1999        1998
                                             (Unaudited)
Cash Flows From Operating Activities:
 Net income. . . . . . . . . . . . . . .$   84        $   81
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation. . . . . . . . . . . . .    66            45
   Deferred income taxes . . . . . . . .    55            50
   Amortization. . . . . . . . . . . . .    19            23
   Gain on sale of investments . . . . .   (20)            -
   Cumulative effect of a change in
    accounting principle, net. . . . . .     6             -
   Other, net. . . . . . . . . . . . . .    (5)           (6)
   Changes in operating assets and
    liabilities:
     Increase in air traffic liability .   183           146
     Decrease in accounts payable. . . .   (98)         (116)
     Increase in accounts receivable . .   (89)          (95)
     Increase in prepayments and other
      current assets . . . . . . . . . .   (71)          (21)
     Other . . . . . . . . . . . . . . .    (4)           (7)
 Net cash provided by operating
  activities . . . . . . . . . . . . . .   126           100

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries. . . .  (260)         (171)
 Purchase deposits refunded in
  connection with aircraft delivered . .   223           116
 Capital expenditures. . . . . . . . . .  (150)         (139)
 Purchase of short-term investments. . .     -          (184)
 Proceeds from sale of investments . . .    20             -
 Other . . . . . . . . . . . . . . . . .    12            (8)
  Net cash used by investing
   activities. . . . . . . . . . . . . .     (155)      (386)









                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                            Three Months
                                          Ended March 31,
                                          1999        1998
                                             (Unaudited)
Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . . $  168       $    -
 Payments on long-term debt and
  capital lease obligations. . . . . . .   (112)         (63)
 Purchase of Class B common stock. . . .    (39)         (26)
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .      -           (6)
 Other . . . . . . . . . . . . . . . . .     10           24
  Net cash provided (used) by
   financing activities. . . . . . . . .     27          (71)

Net Decrease in Cash and
 Cash Equivalents. . . . . . . . . . . .     (2)        (357)

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . .  1,388        1,010

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $1,386       $  653

Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $   32       $   25
 Income taxes paid . . . . . . . . . . . $    2       $    2

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $  237       $  154
 Capital lease obligations incurred. . . $   14       $   53
 Conversion of trust originated
  preferred securities . . . . . . . . . $  111       $    -





(A) Excludes restricted cash of $11 million and $15 million at January 1, 1999 and 1998, respectively, and $11 million and $16 million at March 31, 1999 and 1998, respectively.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):

                                        Three Months Ended
                                             March 31,
                                         1999        1998
Numerator:
 Income before cumulative effect of
  change in accounting principle . . .   $ 90        $ 81
 Cumulative effect of change in
  accounting principle, net of
  applicable income taxes. . . . . . .     (6)          -
 Net income. . . . . . . . . . . . . .     84          81
Numerator for basic earnings per
 share - income available to
 common stockholders . . . . . . . . .     84          81

Effect of dilutive securities:
 Preferred Securities of Trust . . . .      -           3
 6-3/4% convertible subordinated
  notes. . . . . . . . . . . . . . . .      2           2
                                            2           5

Numerator for diluted earnings per
  share - income available to common
  stockholders after assumed
  conversions. . . . . . . . . . . . .   $ 86        $ 86

Denominator:
 Denominator for basic earnings
  per share - weighted-average
  shares . . . . . . . . . . . . . . .   68.5        58.9

 Effect of dilutive securities:
  Employee stock options . . . . . . .    1.3         2.0
  Warrants . . . . . . . . . . . . . .      -         2.7
  Preferred Securities of Trust. . . .    0.3        10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . . .    7.6         7.6
 Dilutive potential common
   shares. . . . . . . . . . . . . . .    9.2        22.6

 Denominator for diluted
  earnings per share - adjusted
  weighted-average and assumed
  conversions. . . . . . . . . . . . .   77.7        81.5

NOTE 2 - INCOME TAXES

Income taxes for the three months ended March 31, 1999 and 1998 were provided at the estimated annual effective tax rate. Such rate differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

At December 31, 1998, the Company had estimated net operating losses ("NOLs") of $1.1 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of a change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits may be limited. Reflecting this limitation, the Company recorded a valuation allowance of $263 million as of December 31, 1998.

To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce routes, gates and slots.

NOTE 3 - COMPREHENSIVE INCOME

The Company includes unrealized gains or losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income. During the first quarters of 1999 and 1998, total comprehensive income amounted to $112 million and $84 million, respectively. The significant difference between net income and total comprehensive income during the first quarter of 1999 was attributable to the $22 million increase in fair value (net of applicable income taxes and hedge ineffectiveness) related to petroleum swap contracts held by the Company as of March 31, 1999 to hedge a portion of anticipated jet fuel purchases through September 30, 1999.

NOTE 4 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Continental adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities ("SOP 98-5)") in the first quarter of 1999. SOP 98-5 amended Statement of Position 88-1, "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-Off and Landing Slots, and Airframe Modifications" by requiring preoperating costs related to the integration of new types of aircraft to be expensed as incurred and requiring all unamortized start-up costs (e.g., pilot training costs related to induction of new aircraft) to be expensed upon adoption. This resulted in the Company recording a $6 million cumulative effect of a change in accounting principle, net of tax, in the first quarter of 1999.

NOTE 5 - PREFERRED SECURITIES OF TRUST

In December 1998, the Company called for redemption the remaining 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") outstanding. As a result of the call, the remaining 2,298,327 TOPrS were converted into 4,752,522 shares of Class B common stock during January 1999.

NOTE 6 - REGULATORY MATTERS

Continental has previously disclosed its plans for a major facility expansion at Newark International Airport ("Newark") which would require, among other matters, agreements to be reached with the applicable airport authority and significant tax-exempt bond financing for the project. An ongoing dispute between the executive branches of the states of New Jersey and New York has delayed the approval by the Board of Commissioners of the Port Authority of New York and New Jersey of the proposed expansion and, consequently, financing therefor. The Company's plans for future growth of its Newark hub could be delayed if the dispute is not timely resolved, and the Company could be forced to alter such plans, including the anticipated usage and size of its aircraft fleet, if a suitable agreement is not reached in a timely fashion.

As more fully described in the Risk Factors section of the Company's 1998 10-K, airlines are subject to extensive regulatory and legal compliance requirements that engender significant costs and in some cases reduce revenue. For instance, "passenger bill of rights" legislation has been introduced in Congress that would, among other things, require the payment of compensation to passengers as a result of certain delays, and limit the ability of carriers to prohibit or restrict usage of certain tickets in manners currently prohibited or restricted. The Department of Transportation (the "DOT") has proposed rules that would significantly limit major carriers' ability to compete with new entrant carriers. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs.

The Federal Aviation Administration has designated John F. Kennedy International Airport, New York LaGuardia Airport, Chicago O'Hare International Airport and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system proposed from time to time could, if adopted, significantly affect operations at high density traffic airports, significantly change the value of the slots, expand slots to other airports or eliminate slots entirely. The DOT has proposed the elimination of slot restrictions at high density airports other than Reagan National. Legislation containing a similar proposal is currently pending consideration before the full House of Representatives. The Company cannot predict whether any of these proposals will be adopted. However, if legislation or regulation eliminating slots is adopted, the value of such slots could be deemed to be permanently impaired, resulting in a loss being charged to earnings for the relevant period. Moreover, the elimination of slots could have an adverse effect upon future results of operations of the Company.

NOTE 7 - OTHER

On January 5, 1999, the Company's mechanics ratified an initial three-year collective bargaining agreement between the Company and the International Brotherhood of Teamsters ("IBT"). The contract becomes amendable in January 2002.

In February 1999, the Company completed an offering of $806 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 22 aircraft scheduled to be delivered from March 1999 through September 1999.

The Company holds a membership interest in The SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Continental) that elected to participate in the offering. Continental recorded a gain of $20 million ($12 million after tax) related to this transaction. The gain is included in other nonoperating income (expense) in the accompanying consolidated statement of operations.

In March 1999, the Company completed a $160 million Credit
Facility, with a maturity date of March 2001, to finance pre-delivery deposits for certain new Boeing aircraft to be delivered between March 1999 and March 2002.

Also in March 1999, a tentative initial agreement was reached between Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, and its mechanics, which are represented by the IBT. If ratified, the agreement will become amendable in January 2003.

NOTE 8 - SUBSEQUENT EVENTS

On April 15, 1999, the Company announced a $500 million increase in the size of its stock repurchase program, bringing the total size of the program to $800 million. As of April 15, 1999, the Company had repurchased 5,632,100 shares of Class B common stock for $266 million under this program.

Also on April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4% Convertible Subordinated Notes due 2006. The notes are convertible into shares of Class B common stock at a conversion price of $30.195 per share. The $230 million of notes, unless earlier converted, will be redeemed for 104.725 percent of their principal amount plus accrued interest to the date of redemption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 1998 10-K which identify important factors such as the Company's leverage and its liquidity, its history of operating losses, the cost of aircraft fuel, labor matters, certain tax matters, regional and global economic downturns, the significant ownerhsip interest of Northwest Airlines in the Company and risks relating to the Company's strategic alliance with Northwest Airlines, year 2000 computer risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements.

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, employee job actions (including at other airlines), fare sale activities, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates, changes in regulations and aviation treaties and general economic conditions. Although the results in Asia of Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of the Company, have declined in recent years, the Company successfully redeployed CMI capacity into the stronger U.S. domestic markets and CMI's recent results have improved. In addition, the Company believes it is well positioned to respond to market conditions in the event of a sustained economic downturn for the following reasons: underdeveloped hubs with strong local traffic; a flexible fleet plan; a strong cash balance, a $225 million unused revolving credit facility and a well developed alliance network.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

The Company recorded consolidated net income of $84 million for the first quarter of 1999 as compared to consolidated net income of $81 million for the three months ended March 31, 1998. Net income for the first quarter of 1999 included the cumulative effect of a change in accounting principle charge ($6 million, net of taxes) related to the write-off of pilot training costs.

Passenger revenue increased 10.9%, $186 million, during the first quarter ended March 31, 1999 as compared to the same period in 1998, which was principally due to a 13.8% increase in revenue passenger miles, partially offset by a 3.4% decrease in yield. The Company estimates that passenger revenue increased by $19 million due to a significant number of flight cancellations at one of its competitors. The decrease in yield was due to lower industry-wide fare levels and a 6.7% increase in average stage length.

Other operating revenue increased 23.6%, $17 million, primarily due to an increase in revenue related to the Company's frequent flyer program, OnePass.

Wages, salaries and related costs increased 23.9%, $119 million, during the quarter ended March 31, 1999 as compared to the same period in 1998, primarily due to a 10.0% increase in average full-time equivalent employees to support increased flying, increased on-time bonus payments and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft rentals increased 18.0%, $28 million, due to the delivery of new aircraft.

Aircraft fuel expense decreased 21.1%, $40 million, in the three months ended March 31, 1999 as compared to the same period in the prior year. The average price per gallon decreased 25.4% from
51.79 cents in the first quarter of 1998 to 38.62 cents in the first quarter of 1999. This reduction was partially offset by a 5.4% increase in the quantity of jet fuel used, principally reflecting increased capacity. See "Fuel Hedging" below.

Maintenance, materials and repairs decreased 6.5%, $10 million, during the quarter ended March 31, 1999 as compared to the same period in 1998 due to newer aircraft and the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Other rentals and landing fees increased 12.9%, $13 million, primarily due to higher facilities rent and landing fees resulting from increased operations.

Depreciation and amortization expense increased 25.0%, $17 million, in the first quarter of 1999 compared to the first quarter of 1998 due principally to the addition of new aircraft and related spare parts. These increases were partially offset by a $2 million reduction in the amortization of routes, gates and slots resulting from the recognition of previously unbenefited NOLs during 1998.

Other operating expense increased 15.8%, $63 million, in the three months ended March 31, 1999 as compared to the same period in the prior year, as a result of increases in passenger and aircraft servicing expense, reservations and sales expense and other miscellaneous expense, resulting primarily from a 20.9% increase in enplanements.

Interest expense increased 32.5%, $13 million, due to an increase in long-term debt resulting from the purchase of new aircraft.

The Company's other nonoperating income (expense) in 1999 includes a $20 million gain on the sale of a portion of the Company's indirect interest in Equant, partially offset by foreign currency losses of $6 million, principally the Brazilian Real.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       March 31,        Increase/
                                   1999        1998     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . .13,737      12,072      13.8 %
Available seat miles
 (millions) (2). . . . . . . . . .19,225      17,523       9.7 %
Passenger load factor (3). . . . .  71.5%       68.9%      2.6 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .    63.5%     60.6%      2.9 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.13        9.12       0.1 %
Total revenue per available
 seat mile (cents) . . . . . . . .  10.04      10.01       0.3 %
Operating cost per available
 seat mile (cents) . . . . . . . .  9.21        9.14       0.8 %
Average yield per revenue
  passenger mile (cents) (5) . . . 12.78       13.23      (3.4)%
Average fare per revenue
 passenger . . . . . . . . . . . .$144.23    $154.88      (6.9)%
Revenue passengers (thousands) . .12,174      10,072      20.9 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,083       1,015       6.7 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:11       10:13      (0.3)%
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   365         346       5.5 %

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. The table above excludes 699 million and 330 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 232 million and 22 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental for the quarters ended March 31, 1999 and March 31, 1998, respectively.
__________________

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

 (5) The average revenue received for each mile a revenue passenger is carried.
 (6) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (7) Excludes six all-cargo 727 aircraft at CMI in 1999 and 1998. During the first three months of 1999, the Company took delivery of 13 aircraft and removed 11 aircraft from service.

LIQUIDITY AND CAPITAL COMMITMENTS

In February 1999, the Company completed an offering of $806 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 22 aircraft scheduled to be delivered from March 1999 through September 1999.

In March of 1999, the Company completed a $160 million Credit
Facility, with a maturity date of March 2001, to finance pre-delivery deposits for certain new Boeing aircraft to be delivered between March 1999 and March 2002.

On April 15, 1999, the Company announced a $500 million increase in the size of its stock repurchase program, bringing the total size of the program to $800 million. As of April 15, 1999, the Company had repurchased 5,632,100 shares of Class B common stock for $266 million under this program.

Also on April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4% Convertible Subordinated Notes due 2006. The notes are convertible into shares of Class B common stock at a conversion price of $30.195 per share. The $230 million of notes, unless earlier converted, will be redeemed for 104.725 percent of their principal amount plus accrued interest to the date of redemption.

As of March 31, 1999 and December 31, 1998, the Company had
$1.4 billion in cash and cash equivalents (excluding restricted cash of $11 million). Net cash provided by operating activities increased $26 million during the three months ended March 31, 1999 compared to the same period in the prior year primarily due to an improvement in operating income. Net cash used by investing activities decreased $231 million for the three months ended March 31, 1999 compared to the same period in the prior year, primarily as a result of the purchase of short-term investments in the first quarter of 1998. Net cash provided by financing activities for the three months ended March 31, 1999 compared to the same period in the prior year increased $98 million primarily due to an increase in proceeds from the issuance of long-term debt partially offset by an increase in payments on long-term debt and capital lease obligations.

Deferred Tax Assets. The Company had, as of December 31, 1998, deferred tax assets aggregating $803 million, including
$372 million of NOLs and a valuation allowance of $263 million. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would further reduce routes, gates and slots.

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

On November 20, 1998, an affiliate of Northwest Airlines, Inc. completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. and its affiliates, together with certain Class A common stock of the Company held by certain other investors, totaling 8,661,224 shares of Class A common stock (the "Air Partners Transaction"). Based on information currently available, the Company does not believe that the Air Partners Transaction resulted in an ownership change for purposes of Section 382.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of April 15, 1999, Continental had agreed to acquire a total of 111 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 61 Boeing jet aircraft in 1999 (13 of which were delivered during the first quarter of 1999 and financed through enhanced equipment trust certificates, with the Company purchasing nine of those aircraft and leasing the other four). Continental also has options for an additional 105 Boeing aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $5.2 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third party financing, subject to availability and market conditions. As of April 15, 1999, Continental had approximately $787 million in financing arranged for such future Boeing deliveries. In addition, Continental has commitments or letters of intent for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at April 15, 1999, Continental has firm commitments to purchase 32 spare engines related to the new Boeing aircraft for approximately $167 million which will be deliverable through December 2004.

As of April 15, 1999, Express had firm commitments to acquire 34 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 25 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 19 ERJ-145 (three of which were delivered in the first quarter of 1999) and six ERJ-135 regional jets in 1999 and the remainder of its firm orders through the third quarter of 2001. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 aircraft that are not financed by a third party and leased to Continental.

Additional financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to continue to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

Continental expects its cash outlays for 1999 capital expenditures, exclusive of fleet plan requirements, to aggregate $254 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the three months ended March 31, 1999 aggregated $55 million, exclusive of fleet plan expenditures.

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

The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. For this reason, the Company implemented a Year 2000 project in late 1996 so that the Company's computer systems would function properly in the year 2000 and thereafter. The Company's Year 2000 project involves the review of a number of internal and third-party systems. Each system is subjected to the project's five phases which consist of systems inventory, evaluation and analysis, modification implementation, user testing and integration compliance. The systems are currently in various stages of completion. The Company anticipates completing its review or modification implementation of systems in June 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company has also initiated communications and on-site visits with its significant suppliers, vendors and governmental agencies with which its systems interface and exchange data or upon which its business depends. The Company is coordinating efforts with these parties to minimize the extent to which its business may be vulnerable to their failure to remediate their own Year 2000 problems. The Company's business is dependent upon certain domestic and foreign governmental organizations or entities such as the Federal Aviation Administration ("FAA") that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999. Although the Company currently has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000-specific operational requirements. To facilitate the completion of these plans, the Company has hired an outside consultant. The Company anticipates completing the revision of current contingency plans and the creation of additional contingency plans by September 1999. In addition, the Company will continue to monitor third-party (including governmental) readiness and will modify its contingency plans accordingly. While the Company does not currently expect any significant modification of its operations in response to the Year 2000 issue, in a worst-case scenario the Company could be required to alter its operations significantly.

The total cost of the Company's Year 2000 project (excluding internal payroll) is currently estimated at $16-18 million and has been and will be funded through cash from operations. As of March 31, 1999, the Company had incurred and expensed approximately $16 million relating to its Year 2000 project. The cost of the Year 2000 project is limited by the substantial outsourcing of the Company's systems and the significant implementation of new systems following the Company's emergence from bankruptcy. The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

On January 5, 1999, the Company's mechanics ratified an initial three-year collective bargaining agreement between the Company and the IBT. The contract becomes amendable in January 2002.

In March 1999, a tentative initial agreement was reached between Express and its mechanics, which are represented by the IBT. If ratified, the agreement will become amendable in January 2003.

The International Association of Machinists is currently seeking to represent the Company and Express's approximately 8,000 fleet service employees. The National Mediation Board has determined that a sufficient showing of interest exists to proceed with an election. Ballots for the election will be sent to all eligible employees on April 30, 1999. Returns will be counted on June 4, 1999. The Company does not expect this organizing effort to have a material adverse impact on the Company or its relations with its airport service employees.

Fuel Hedging.

The Company uses a combination of petroleum swap contracts, petroleum call options, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. At December 31, 1998, the fair value of the Company's petroleum swap contracts, which hedged anticipated fuel purchases through March 31, 1999, was approximately $6 million (loss).
During the first quarter, the Company had entered into petroleum swap contracts to hedge jet fuel prices for approximately 50% of its anticipated fuel requirements through September 30, 1999, the fair value of which was approximately $34 million at March 31, 1999. As of April 22, 1999, the fair value of the petroleum swap contracts was approximately $44 million. The fair value has been recorded in other assets with the offset to other comprehensive income, net of applicable income taxes and hedge ineffectiveness.

Other.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

The information called for by this item is provided under the caption "Fuel Hedging" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Also see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Continental's 1998 10-K.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Following the announcement of the long-term global alliance with Northwest, the Air Partners Transaction and the related governance agreement between the Company and certain affiliates of Northwest (collectively, the "Northwest Transaction"), six separate lawsuits were filed against the Company and its Directors and certain other parties (the "Stockholder Litigation"). The complaints in the Stockholder Litigation generally alleged that the Company's Directors improperly accepted the Northwest Transaction in violation of their fiduciary duties owed to the stockholders of the Company. They further allege that Delta Air Lines, Inc. submitted a proposal to purchase the Company which, in the plaintiffs' opinion, was superior to the Northwest Transaction. On April 1, 1999, the plaintiffs voluntarily dismissed their lawsuit. On April 12, 1999, the judge approved the dismissal. Although the dismissal is without prejudice, so the plaintiffs could again file their claim, the Company does not expect them to do so.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1 First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the Special Facilities Lease Agreement dated as of October 24, 1997 by and between the Company and the City of Cleveland, Ohio regarding certain concourse expansion projects at Hopkins International Airport.

        10.2     Amendment of Executive Bonus Program effective
                 January 1, 1999.

       10.3 Supplemental Agreement No. 15, including side letter, to Purchase Agreement No. 1783 between the Company and The Boeing Company ("Boeing"), effective April 27, 1993, relating to the purchase of Boeing 757 aircraft, dated February 18, 1999. (1)

        10.4 Supplemental Agreement No. 9, including side letter, to Purchase Agreement No. 1951 between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951"), dated February 18, 1999. (1)

        10.4(a) Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999. (1)

        10.5 Supplemental Agreement No. 4, including side letter, to Purchase Agreement No. 2061 between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061"), dated February 3, 1999. (1)

        10.5(a) Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999. (1)

        27.1     Financial Data Schedule.

(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.

   (b)  Reports on Form 8-K:

        (i)      Report dated February 8, 1999 with respect to
                 Item 7. Financial Statements and Exhibits, related to the Offering of Continental Airlines, Inc.'s Pass Through Certificates Series 1999-1.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  April 23, 1999   by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  April 23, 1999        /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)

                       INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.


10.1 First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the Special Facilities Lease Agreement dated as of October 24, 1997 by and between the Company and the City of Cleveland, Ohio regarding certain concourse expansion projects at Hopkins International Airport.

10.2      Amendment of  Executive Bonus Program effective January
          1, 1999.

10.3 Supplemental Agreement No. 15, including side letter, to Purchase Agreement No. 1783 between the Company and The Boeing Company ("Boeing"), effective April 27, 1993, relating to the purchase of Boeing 757 aircraft, dated February 18, 1999. (1)

10.4 Supplemental Agreement No. 9, including side letter, to Purchase Agreement No. 1951 between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951"), dated February 18, 1999. (1)

10.4(a) Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999. (1)

10.5 Supplemental Agreement No. 4, including side letter, to Purchase Agreement No. 2061 between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061"), dated February 3, 1999. (1)

10.5(a)   Supplemental Agreement No. 5, including side letter, to
          P.A. 2061, dated March 26, 1999. (1)

27.1      Financial Data Schedule.

___________________

(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.