Form 10-Q/A
period 1999-03-31
CONTINENTAL AIRLINES INC /DE/
filed 1999-04-30
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-Q/A-1

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS are amended and restated in their entirety as follows:

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 1998 10-K which identify important factors such as the Company's leverage and its liquidity, its history of operating losses, the cost of aircraft fuel, labor matters, certain tax matters, regional and global economic downturns, the significant ownership interest of Northwest Airlines in the Company and risks relating to the Company's strategic alliance with Northwest Airlines, year 2000 computer risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements.

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

Other operating expense increased 15.8%, $63 million, in the three months ended March 31, 1999 as compared to the same period in the prior year, as a result of increases in passenger and aircraft servicing expense, reservations and sales expense and other miscellaneous expense, resulting primarily from an increase in enplanements and revenue passenger miles.

Interest expense increased 32.5%, $13 million, due to an increase in long-term debt resulting from the purchase of new aircraft.

The Company's other nonoperating income (expense) in 1999 includes a $20 million gain on the sale of a portion of the Company's indirect interest in Equant, partially offset by foreign currency losses of $6 million, principally the Brazilian Real.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       March 31,        Increase/
                                   1999        1998     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . .13,737      12,072      13.8 %
Available seat miles
 (millions) (2). . . . . . . . . .19,225      17,523       9.7 %
Passenger load factor (3). . . . .  71.5%       68.9%      2.6 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .    63.5%     60.6%      2.9 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.13        9.12       0.1 %
Total revenue per available
 seat mile (cents) . . . . . . . .  10.04      10.01       0.3 %
Operating cost per available
 seat mile (cents) . . . . . . . .  9.21        9.14       0.8 %
Average yield per revenue
  passenger mile (cents) (5) . . . 12.78       13.23      (3.4)%
Average fare per revenue
 passenger . . . . . . . . . . . .$162.91    $154.88       5.2 %
Revenue passengers (thousands) . .10,778      10,072       7.0 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,083       1,015       6.7 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:11       10:13      (0.3)%
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   365         346       5.5 %

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

In March 1999, a tentative initial agreement was reached between Express and its mechanics, which are represented by the IBT. The tentative agreement was not ratified by the represented employees, and the Company anticipates that Express will resume negotiations concerning an initial agreement.

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

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  April 30, 1999   by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  April 30, 1999        /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer)