Form 10-Q
period 1999-06-30
CONTINENTAL AIRLINES INC /DE/
filed 1999-07-23
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                         _______________

As of July 16, 1999, 11,406,580 shares of Class A common stock and 61,079,850 shares of Class B common stock were outstanding.

                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)

                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1999      1998      1999      1998
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $2,028     $1,888   $3,928     $3,602
 Cargo and mail. . . . .      70         68      137        136
 Other . . . . . . . . .     100         80      189        152
                           2,198      2,036    4,254      3,890

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     622        521    1,238      1,018
 Aircraft rentals. . . .     189        162      373        318
 Maintenance, materials
  and repairs. . . . . .     155        152      298        305
 Aircraft fuel . . . . .     154        183      304        373
 Commissions . . . . . .     142        152      285        293
 Other rentals and
  landing fees . . . . .     121         99      235        200
 Depreciation and
  amortization . . . . .      88         72      173        140
 Other . . . . . . . . .     471        415      932        813
                           1,942      1,756    3,838      3,460

Operating Income . . . .     256        280      416        430

Nonoperating Income
 (Expense):
 Interest expense. . . .     (57)       (44)    (110)       (84)
 Interest capitalized. .      16         15       29         28
 Interest income . . . .      15         14       30         26
 Other, net. . . . . . .      (4)        10        9         12
                             (30)        (5)     (42)       (18)










                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1999      1998      1999      1998
                              (Unaudited)         (Unaudited)
Income before Income
 Taxes, Cumulative
 Effect of a Change in
 Accounting Principle
 and Extraordinary
 Charge. . . . . . . . .  $  226     $  275   $  374     $  412

Income Tax Provision . .     (89)      (105)    (147)      (157)

Distributions on
 Preferred Securities
 of Trust, Net of
 Applicable Income
 Taxes of $2 and $4,
 respectively. . . . . .       -         (3)       -         (7)

Income before Cumulative
 Effect of a Change in
 Accounting Principle
 and Extraordinary
 Charge. . . . . . . . .     137        167      227        248

Cumulative Effect of a
 Change in Accounting
 Principle, Net of
 Applicable Income Taxes
 of $3 . . . . . . . . .       -          -       (6)         -

Extraordinary Charge,
 Net of Applicable
 Income Taxes of $2. . .       -         (4)       -         (4)

Net Income . . . . . . .  $  137     $  163   $  221      $  244










                                        (continued on next page)


                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                             Three Months        Six Months
                            Ended June 30,      Ended June 30,
                            1999      1998      1999      1998
                              (Unaudited)         (Unaudited)
Earnings per Common Share:
  Income Before Cumulative
   Effect of Change in
   Accounting Principle and
   Extraordinary Charge.  $ 1.93     $ 2.74   $ 3.25     $ 4.13
  Cumulative Effect of a
   Change in Accounting
   Principle, net of tax       -          -    (0.08)         -
  Extraordinary Charge,
   net of tax. . . . . .       -      (0.06)       -      (0.05)
  Net Income . . . . . .  $ 1.93     $ 2.68   $ 3.17     $ 4.08

Earnings per Common Share
 Assuming Dilution:
  Income Before Cumulative
   Effect of Change in
   Accounting Principle and
   Extraordinary Charge.  $ 1.80     $ 2.11   $ 2.98     $ 3.16
  Cumulative Effect of a
   Change in Accounting.       -          -    (0.07)         -
   Principle, net of tax
  Extraordinary Charge,
   net of tax. . . . . .       -      (0.05)       -      (0.04)
  Net Income . . . . . .  $ 1.80     $ 2.06   $ 2.91     $ 3.12



















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                           June 30,   December 31,
          ASSETS                            1999          1998
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $11 . . . . . . . . . . . . . . . . .  $1,259      $1,399
 Accounts receivable, net. . . . . . . . .     496         449
 Spare parts and supplies, net . . . . . .     207         166
 Deferred income taxes . . . . . . . . . .     234         234
 Prepayments and other . . . . . . . . . .     175         106
  Total current assets . . . . . . . . . .   2,371       2,354

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   3,181       2,459
  Other. . . . . . . . . . . . . . . . . .     765         632
                                             3,946       3,091
  Less:  Accumulated depreciation. . . . .     727         625
                                             3,219       2,466

Purchase deposits for flight equipment         538         410

Capital leases:
 Flight equipment. . . . . . . . . . . . .     372         361
 Other . . . . . . . . . . . . . . . . . .      57          56
                                               429         417
 Less:  Accumulated amortization . . . . .     192         178
                                               237         239
  Total property and equipment . . . . . .   3,994       3,115

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,156       1,181
 Investments . . . . . . . . . . . . . . .     152         151
 Other assets, net . . . . . . . . . . . .     270         285

  Total other assets . . . . . . . . . . .   1,578       1,617

   Total Assets. . . . . . . . . . . . . .  $7,943      $7,086







                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                          June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        1999          1998
                                         (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  189      $  184
 Current maturities of capital leases. . .      46          47
 Accounts payable. . . . . . . . . . . . .     827         843
 Air traffic liability . . . . . . . . . .   1,037         854
 Accrued payroll and pensions. . . . . . .     221         265
 Accrued other liabilities . . . . . . . .     244         249
  Total current liabilities. . . . . . . .   2,564       2,442

Long-Term Debt . . . . . . . . . . . . . .   2,630       2,267

Capital Leases . . . . . . . . . . . . . .     208         213

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     521         372
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .      77          95
 Other . . . . . . . . . . . . . . . . . .     328         393
  Total deferred credits and other
   long-term liabilities . . . . . . . . .     926         860

Commitments and Contingencies

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures. . . . . . . . . . . . . . . .       -         111














                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                          June 30,    December 31,
                                            1999          1998
                                         (Unaudited)
Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,406,580 and 11,406,732 shares
  issued and outstanding in 1999
  and 1998, respectively . . . . . . . . . $    -       $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  63,923,431 and 53,370,741 shares
  issued, respectively . . . . . . . . . .       1           1
 Additional paid-in capital  . . . . . . .     872         634
 Retained earnings . . . . . . . . . . . .     880         659
 Accumulated other comprehensive income. .     (69)        (88)
 Treasury stock - 1,783,413 and 399,524
  Class B shares, respectively, at cost. .     (69)        (13)
  Total common stockholders' equity. . . .   1,615       1,193
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $7,943      $7,086

























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)

                                             Six Months
                                           Ended June 30,
                                          1999        1998
                                             (Unaudited)
Net cash provided by operating
 activities. . . . . . . . . . . . . . .$  398        $  549

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries. . . .  (685)         (361)
 Purchase deposits refunded in
  connection with aircraft delivered . .   522           287
 Capital expenditures. . . . . . . . . .  (313)         (311)
 Proceeds from sale of investments . . .    20             9
 Purchase of short-term investments. . .     -          (117)
 Investment in Partner Airlines. . . . .     -           (53)
 Other . . . . . . . . . . . . . . . . .    (9)           (6)
  Net cash used by investing
   activities. . . . . . . . . . . . . .     (465)      (552)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .   230           395
 Payments on long-term debt and
  capital lease obligations. . . . . . .  (159)         (301)
 Purchase of Class B common stock. . . .  (171)         (120)
 Proceeds from issuance of common stock.    19            44
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .     -           (11)
 Other . . . . . . . . . . . . . . . . .     8            39
  Net cash (used) provided by
   financing activities. . . . . . . . .   (73)           46

Net (Decrease) Increase in Cash and
 Cash Equivalents. . . . . . . . . . . .  (140)           43

Cash and Cash Equivalents - Beginning
 of Period (A) . . . . . . . . . . . . . 1,388         1,010

Cash and Cash Equivalents - End of
 Period (A). . . . . . . . . . . . . . . $1,248       $1,053






                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                             Six Months
                                           Ended June 30,
                                          1999        1998
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $  101       $   72
 Income taxes paid . . . . . . . . . . . $    8       $    4

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $  501       $  263
 Capital lease obligations incurred. . . $   21       $  109
 Conversion of trust originated
  preferred securities . . . . . . . . . $  111       $    -
 Conversion of 6-3/4% Convertible
  Subordinated Notes . . . . . . . . . . $  230       $    -
























(A) Excludes restricted cash of $11 million and $15 million at January 1, 1999 and 1998, respectively, and $11 million and $14 million at June 30, 1999 and 1998, respectively.


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

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):

                                 Three Months     Six Months
                                Ended June 30,  Ended June 30,
                                 1999    1998    1999    1998
Numerator:
 Income before cumulative effect
  of change in accounting
  principle and extraordinary
  charge . . . . . . . . . . . . $137    $167    $227     $248
 Cumulative effect of change in
  accounting principle, net of
  applicable income taxes. . . .    -       -      (6)      -
 Extraordinary charge, net of
  applicable income taxes. . . .    -      (4)      -      (4)
 Numerator for basic earnings
  per share - net income . . . .  137     163     221     244

Effect of dilutive securities:
 Preferred Securities of Trust .    -       3       -       7
 6-3/4% convertible subordinated
  notes. . . . . . . . . . . . .    1       2       3       4
                                    1       5       3      11

Numerator for diluted earnings
  per share - net income after
  assumed conversions. . . . . . $138    $168    $224    $254

Denominator:
 Denominator for basic earnings
  per share - weighted-average
  shares . . . . . . . . . . . .  70.9    60.7   69.7    59.9

 Effect of dilutive securities:
  Employee stock options . . . .   1.7     2.0    1.5     2.0
  Warrants . . . . . . . . . . .     -     0.7      -     1.7
  Preferred Securities of Trust.     -    10.3    0.1    10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . .   4.2     7.6    5.9     7.6
 Dilutive potential common
   shares. . . . . . . . . . . .   5.9    20.6    7.5    21.6

 Denominator for diluted
  earnings per share - adjusted
  weighted-average and assumed
  conversions. . . . . . . . . .  76.8    81.3   77.2    81.5

NOTE 2 - INCOME TAXES

Income taxes for the three and six months ended June 30, 1999 and 1998 were provided at the estimated annual effective tax rate.
Such rate differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

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

NOTE 3 - COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income. During the second quarter of 1999 and 1998, total comprehensive income amounted to $128 and $158 million, respectively. For the six months ended 1999 and 1998, total comprehensive income amounted to $240 million and $243 million, respectively. The significant difference between net income and total comprehensive income during the first half of 1999 was attributable to the $17 million net increase in fair value (net of applicable income taxes and hedge ineffectiveness) related to petroleum swap contracts and call options held by the Company as of June 30, 1999 to hedge a portion of anticipated jet fuel purchases through October 1999.

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

NOTE 5 - PREFERRED SECURITIES OF TRUST

In December 1998, the Company called for redemption its remaining 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") then outstanding. As a result, the remaining 2,298,327 TOPrS were converted into 4,752,522 shares of Class B common stock during January 1999.

NOTE 6 - 6-3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2006

On April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4%
Convertible Subordinated Notes due 2006. The notes were converted into 7,617,120 shares of Class B common stock during May 1999.

NOTE 7 - REGULATORY MATTERS

The Company recently received approval from the Port Authority of New York and New Jersey for a major facility expansion at Newark
International Airport ("Newark"). Major construction is scheduled to begin in August 1999 and to be completed in 2002.

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

The Federal Aviation Administration has designated John F. Kennedy International Airport ("John F. Kennedy"), New York LaGuardia Airport ("LaGuardia"), Chicago O'Hare International Airport ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system proposed from time to time could, if adopted, significantly affect operations at high density traffic airports, significantly change the value of the slots, grant slots to other carriers or for route or aircraft specific usage, expand slots to other airports or eliminate slots entirely. The DOT has proposed the elimination of slot restrictions at high density airports other than Reagan National. Legislation containing a similar proposal which could eliminate slots as early as 2002 at O'Hare and 2007 at LaGuardia and John F. Kennedy, and which doubles the maximum passenger facilities charges permitted to be charged by airport authorities, has passed the full House of Representatives. The Company cannot predict whether any of these proposals will be adopted. However, if legislation or regulation eliminating slots is adopted, the value of such slots could be deemed to be permanently impaired, resulting in a loss being charged to earnings for the relevant period. Moreover, the elimination of slots could have an adverse effect upon future results of operations of the Company.

NOTE 8 - OTHER

On January 5, 1999, the Company's mechanics ratified an initial three-year collective bargaining agreement between the Company and the International Brotherhood of Teamsters ("IBT"). The contract becomes amendable in January 2002.

In February 1999, the Company completed an offering of $806 million of pass-through certificates to be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 22 aircraft scheduled to be delivered from March 1999 through September 1999.

The Company holds a membership interest in The SITA Foundation ("SITA"), an organization providing data communication services to the airline industry. SITA's primary asset is an ownership interest in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its Equant interest in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Continental) that elected to participate in the offering. Continental recorded a gain of $20 million ($12 million after tax) related to this transaction. The gain is included in other nonoperating income (expense) in the accompanying consolidated statement of operations.

In March 1999, the Company obtained a $160 million Credit Facility, with a maturity date of March 2001, to finance pre-delivery deposits for certain new Boeing aircraft to be delivered between March 1999 and March 2002.

On April 15, 1999, the Company announced a $500 million increase in the size of its common stock repurchase program, bringing the total size of the program to $800 million. As of July 16, 1999, the Company had repurchased 9,812,200 shares of Class B common stock for $437 million.

In May 1999, the Company completed an offering of $742 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft scheduled for delivery from July 1999 to December 1999.

In July 1999, a tentative initial agreement was reached between Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, and the IBT, which represents Express's mechanics.
The IBT will now present the tentative agreement to the covered employees for ratification, a process that is expected to be completed by mid-August 1999. If ratified, the agreement will become amendable in January 2003.

During the three months ended June 30, 1999, the Company recognized approximately a $36 million gain on its fuel hedging program. The gain is included in fuel expense in the accompanying consolidated statement of operations.

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

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, employee job actions (including at other airlines), fare sale activities, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates, changes in regulations and aviation treaties and general economic conditions. Although the results in Asia of Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of the Company, have declined in recent years, the Company successfully redeployed CMI capacity into the stronger U.S. domestic markets and CMI's recent results have improved. In addition, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn for the following reasons: underdeveloped hubs with strong local traffic; a flexible fleet plan; a strong cash balance, a $225 million unused revolving credit facility and a well developed alliance network.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and six months ended June 30, 1999 as compared to the corresponding periods ended June 30, 1998.

Comparison of Three Months Ended June 30, 1999 to Three Months
Ended June 30, 1998

The Company recorded consolidated net income of $137 million for the three months ended June 30, 1999 as compared to consolidated net income of $163 million for the three months ended June 30, 1998.

Passenger revenue increased 7.4%, $140 million, during the quarter ended June 30, 1999 as compared to the same period in 1998, which was principally due to a 9.1% increase in revenue passenger miles, partially offset by a 2.4% decrease in yield. The decrease in yield was due to lower industry-wide fare levels and a 6.4% increase in average stage length.

Other operating revenue increased 25.0%, $20 million, in the three months ended June 30, 1999 as compared to the same period in the prior year, primarily due to an increase in revenue related to the Company's frequent flyer program ("OnePass").

Wages, salaries and related costs increased 19.4%, $101 million, during the quarter ended June 30, 1999 as compared to the same period in 1998, primarily due to a 7.2% increase in average full-time equivalent employees to support increased flying and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft rentals increased 16.7%, $27 million, in the second quarter of 1999 compared to the second quarter of 1998, due to the delivery of new aircraft.

Aircraft fuel expense decreased 15.8%, $29 million, in the three months ended June 30, 1999 as compared to the same period in the prior year. The average price per gallon decreased 18.8% from
46.96 cents in the second quarter of 1998 to 38.13 cents in the second quarter of 1999. This reduction was partially offset by a 2.4% increase in the quantity of jet fuel used, principally reflecting increased capacity. In addition, during the second quarter of 1999, the Company recognized approximately a $36 million gain related to its fuel hedging program. See "Fuel Hedging" below.

Commissions expense decreased 6.6%, $10 million, in the second quarter of 1999 compared to the second quarter of 1998 due to a lower volume of commissionable sales and lower rates as a result of the international commission cap, partially offset by increased passenger revenue.

Other rentals and landing fees increased 22.2%, $22 million, in the three months ended June 30, 1999 as compared to the same period in the prior year primarily due to higher facilities rent due to increased rates and space, and higher landing fees resulting from increased operations.

Depreciation and amortization expense increased 22.2%, $16 million, in the second quarter of 1999 compared to the second quarter of 1998 due principally to the addition of new aircraft and related spare parts. These increases were partially offset by approximately a $2 million reduction in the amortization of routes, gates and slots resulting from the recognition of previously unbenefitted NOLs during 1998.

Other operating expense increased 13.5%, $56 million, in the three months ended June 30, 1999 as compared to the same period in the prior year, as a result of increases in reservations and sales expense, passenger services expense, aircraft servicing expense and other miscellaneous expense, resulting primarily from an increase in enplanements and revenue passenger miles.

Interest expense increased 29.5%, $13 million, due to an increase in long-term debt resulting from the purchase of new aircraft and $200 million of 8% unsecured senior notes issued in December 1998, offset by interest savings of $1.7 million due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes.

The Company's other nonoperating income (expense) in the three months ended June 1999 includes foreign currency losses of $4.1 million. Other nonoperating income (expense) in the three months ended June 30, 1998 included a $6 million gain on the sale of certain stock of America West Holdings Corporation ("America West").

Comparison of Six Months Ended June 30, 1999 to Six Months Ended
June 30, 1998

The Company recorded consolidated net income of $221 million and $244 million for the six months ended June 30, 1999 and 1998, respectively. Net income for the first quarter of 1999 included the cumulative effect of a change in accounting principle charge ($6 million, net of taxes) related to the write-off of pilot training costs.

Passenger revenue increased 9.1%, $326 million, during the six months ended June 30, 1999 as compared to the same period in 1998. The increase was due to a 11.3% increase in revenue passenger miles, partially offset by a 2.9% decrease in yield. The Company estimates that passenger revenue in the first quarter of 1999 increased by $19 million due to a significant number of flight cancellations at one of its competitors. The decrease in yield was due to lower industry-wide fare levels and a 6.5% increase in average stage length.

Other operating revenue increased 24.3%, $37 million, in the six months ended June 30, 1999 compared to the same period in the prior year primarily due to an increase in OnePass revenue.

Wages, salaries and related costs increased 21.6%, $220 million, during the six months ended June 30, 1999 as compared to the same period in 1998, primarily due to an 8.7% increase in average full-time equivalent employees to support increased flying, increased on-time bonus payments and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft rentals increased 17.3%, $55 million, during the six months ended June 30, 1999 as compared to the same period in 1998, due primarily to the delivery of new aircraft.

Maintenance, materials and repairs decreased 2.3%, $7 million, during the six months ended June 30, 1999 as compared to the same period in the prior year due to newer aircraft and the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Aircraft fuel expense decreased 18.5%, $69 million, in the six months ended June 30, 1999 as compared to the same period in the prior year. The average price per gallon decreased 22.2% from
49.30 cents in the first six months of 1998 to 38.37 cents in the first six months of 1999. This reduction was partially offset by a 3.9% increase in the quantity of jet fuel used principally reflecting increased capacity. In addition, during the first six months of 1999, the Company recognized approximately a $37 million gain related to its fuel hedging program. See "Fuel Hedging" below.

Commissions expense decreased 2.7%, $8 million, during the six months ended June 30, 1999 as compared to the same period in 1998 due to a lower volume of commissionable sales and lower rates as the result of the international commission cap, partially offset by increased passenger revenue.

Other rentals and landing fees increased 17.5%, $35 million, primarily due to higher facilities rent due to increased rates and volume, and higher landing fees resulting from increased operations.

Depreciation and amortization expense increased 23.6%, $33 million, in the first six months of 1999 compared to the same period in 1998 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by approximately a $4 million reduction in the amortization of routes, gates and slots resulting from the recognition of previously unbenefitted NOLs during 1998.

Other operating expense increased 14.6%, $119 million, in the six months ended June 30, 1999 as compared to the same period in the prior year, primarily as a result of increases in passenger services expense, aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to an increase in enplanements and revenue passenger miles.

Interest expense increased 31.0%, $26 million, due to an increase in long-term debt resulting from the purchase of new aircraft and $200 million of 8% unsecured senior notes issued in December 1998, offset by interest savings of $1.7 million due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes.

The Company's other nonoperating income (expense) in the six months ended June 30, 1999 includes a $20 million gain on the sale of a portion of the Company's indirect interest in Equant partially offset by foreign currency losses of $10.5 million. Other nonoperating income (expense) in the first six months of 1998 included a $6 million gain on the sale of certain America West stock.
Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       June 30,         Increase/
                                   1999        1998     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . . 14,919     13,675       9.1 %
Available seat miles
 (millions) (2). . . . . . . . . . 20,163     18,574       8.6 %
Passenger load factor (3). . . . .  74.0%       73.6%      0.4 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .    61.9%     59.0%      2.9 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.20        9.39      (2.0)%
Total revenue per available
 seat mile (cents) . . . . . . . .  10.15      10.27      (1.2)%
Operating cost per available
 seat mile (cents) . . . . . . . .  8.97        8.85       1.4 %
Average yield per revenue
  passenger mile (cents) (5) . . . 12.44       12.75      (2.4)%
Average fare per revenue
 passenger . . . . . . . . . . . .$161.47    $154.80       4.3 %
Revenue passengers (thousands) . .11,493      11,261       2.1 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,104       1,038       6.4 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:35       10:19       2.6 %
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   360         353       2.0 %

                                  Six Months Ended        Net
                                       June 30,         Increase/
                                   1999        1998     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . .28,656      25,747      11.3 %
Available seat miles
 (millions) (2). . . . . . . . . .39,388      36,097       9.1 %
Passenger load factor (3). . . . .  72.8%       71.3%      1.5 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  62.7%       59.8%      2.9 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.17        9.25      (0.9)%
Total revenue per available
 seat mile (cents) . . . . . . . . 10.10       10.15      (0.5)%
Operating cost per available
 seat mile (cents) . . . . . . . .  9.09        8.99       1.1 %
Average yield per revenue
  passenger mile (cents) (5) . . . 12.60       12.98      (2.9)%
Average fare per revenue
 passenger . . . . . . . . . . . .$162.16    $156.60       3.6 %
Revenue passengers (thousands) . .22,271      21,333       4.4 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,093       1,026       6.5 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:23       10:16       1.1 %
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   360         353       2.0 %

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. For the three months ended June 30, 1999 and June 30, 1998, the table above excludes 633 million and 346 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 258 million and 43 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental. For the six months ended June 30, 1999 and June 30, 1998, the table above excludes 1.3 billion and 676 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 490 million and 65 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental.
__________________

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5) The average revenue received for each mile a revenue passenger is carried.
 (6) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (7) Excludes six all-cargo 727 aircraft at CMI in 1999 and 1998. During the first six months of 1999, the Company took delivery of 24 aircraft and removed 27 aircraft from service.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first six months of 1999, the Company completed several transactions intended to strengthen its long-term financial position and enhance earnings.

In February 1999, the Company completed an offering of $806 million of pass-through certificates to be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 22 aircraft scheduled to be delivered from March 1999 through September 1999.

In March of 1999, the Company completed a $160 million Credit
Facility, with a maturity date of March 2001, to finance pre-delivery deposits for certain new Boeing aircraft to be delivered between March 1999 and March 2002.

On April 15, 1999, the Company announced a $500 million increase in the size of its common stock repurchase program, bringing the total size of the program to $800 million. As of July 16, 1999, the Company had repurchased 9,812,200 shares of Class B common stock for $437 million.

Also on April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4% Convertible Subordinated Notes due 2006. The notes were converted into 7,617,120 shares of Class B common stock during May 1999.

In May 1999, the Company completed an offering of $742 million of pass-through certificates to be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft scheduled for delivery from July 1999 to December 1999.

As of June 30, 1999, the Company had $1.2 billion in cash and cash equivalents (excluding restricted cash of $11 million). Net cash provided by operating activities decreased $151 million during the six months ended June 30, 1999 compared to the same period in the prior year primarily due to a decrease in net income and changes in working capital. Net cash used by investing activities decreased $87 million for the six months ended June 30, 1999 compared to the same period in the prior year, primarily as a result of the purchase of short-term investments in the second quarter of 1998. Net cash used by financing activities for the six months ended June 30, 1999 compared to the same period in the prior year increased $119 million primarily due to a decrease in proceeds from the issuance of long-term debt and an increase in the purchase of the Company's Class B common stock, partially offset by a decrease in payments on long-term debt and capital lease obligations.

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

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of July 16, 1999, Continental had agreed to acquire a total of 101 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 61 Boeing jet aircraft in 1999 (24 of which were delivered during the first six months of 1999 and financed through enhanced equipment trust certificates, with the Company purchasing 14 of those aircraft and leasing the other ten). Continental also has options for an additional 121 Boeing aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4.8 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of July 16, 1999, Continental had approximately $948 million in financing arranged for such future Boeing deliveries. In addition, Continental has commitments or letters of intent for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at July 16, 1999, Continental had firm commitments to purchase 28 spare engines related to the new Boeing aircraft for approximately $200 million which will be deliverable through December 2004.

As of July 16, 1999, Express had firm commitments to acquire 27 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 25 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 19 ERJ-145 (ten of which were delivered in the first six months of 1999) and six ERJ-135 regional jets in 1999 and the remainder of its firm orders through the third quarter of 2001. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 or ERJ-135 aircraft that are not financed by a third-party and leased to Continental.

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

Continental expects its cash outlays for 1999 capital expenditures, exclusive of fleet plan requirements, to aggregate $254 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the six months ended June 30, 1999 aggregated $105 million, exclusive of fleet plan expenditures.

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

The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. For this reason, the Company implemented a Year 2000 project in late 1996 so that the Company's computer systems would function properly in the year 2000 and thereafter. The Company's Year 2000 project involves the review of a number of internal and third-party systems. Each system is subjected to the project's five phases which consist of systems inventory, evaluation and analysis, modification implementation, user testing and integration compliance. The Company anticipates completing its review or modification implementation of systems in July 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company also is conducting extensive communications and on-site visits with its significant suppliers, vendors and governmental agencies with which its systems interface and exchange data or upon which its business depends. The Company is coordinating efforts with these parties to minimize the extent to which its business may be vulnerable to their failure to remediate their own Year 2000 problems. The Company's business is dependent upon certain domestic and foreign governmental organizations or entities such as the Federal Aviation Administration ("FAA") that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999. Although the Company currently has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000-specific operational requirements. To facilitate the completion of these plans, the Company has hired an outside consultant. Based on current progress, the Company anticipates completing the revision of current contingency plans and the creation of additional contingency plans by September 1999. In addition, the Company will continue to monitor third-party (including governmental) readiness and will modify its contingency plans accordingly. While the Company does not currently expect any significant modification of its operations in response to the Year 2000 issue, in a worst-case scenario the Company could be required to suspend flights to certain locations or otherwise alter its operations significantly.

The total cost of the Company's Year 2000 project (excluding internal payroll) is currently estimated at $18-20 million and has been and will be funded through cash from operations. As of June 30, 1999, the Company had incurred and expensed approximately $18 million relating to its Year 2000 project. The cost of the Year 2000 project is limited by the substantial outsourcing of the Company's systems and the significant implementation of new systems following the Company's emergence from bankruptcy in 1993. The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

Bond Financings. In July 1996, the Company announced plans to expand its gates and related facilities into Terminal B at Bush Intercontinental Airport, as well as planned improvements at Terminal C and the construction of a new automated people mover system linking Terminal B and Terminal C which was completed in May 1999. In April 1997 and January 1999, the City of Houston completed the offering of $190 million and $46 million, respectively, aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds"). The IAH Bonds are unconditionally guaranteed by Continental. In connection therewith, the Company has entered into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 30 years. The majority of the Company's expansion project is expected to be completed during the summer of 1999.

Employees. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000 as revenue, interest rates and rental rates also reach industry standards.

On January 5, 1999, the Company's mechanics ratified an initial three-year collective bargaining agreement between the Company and the IBT. The contract becomes amendable in January 2002.

On June 4, 1999, following a mail ballot election, the National Mediation Board ("NMB") determined that fewer than 29% of the Company and Express's 8,000 fleet service employees desired to be represented by the International Association of Machinists ("IAM"), and dismissed the IAM's representation petition. Pursuant to the NMB's rules there is a one-year bar from the date of the dismissal on union organizing.

In July 1999, a tentative initial agreement was reached between Express and the IBT, which represents Express's mechanics. The IBT will now present the tentative agreement to the covered employees for ratification, a process that is expected to be completed by mid-August 1999. If ratified, the agreement will become amendable in January 2003.

In addition, the Company's and Express's flight attendants, pilots and dispatchers are represented by unions as are CMI's flight attendants, mechanics and related employees and agents. The other employees of Continental, Express and CMI are not represented and are not covered by collective bargaining agreements.

Fuel Hedging. The Company uses a combination of petroleum swap contracts, petroleum call options, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. During the second quarter, the Company entered into petroleum swap contracts and call options to hedge jet fuel prices for approximately 95% of its anticipated fuel requirements through October 1999. The fair value was approximately $22 million at June 30, 1999 and has been recorded in other assets with the offset to other comprehensive income, net of applicable income taxes and hedge ineffectiveness. As of July 16, 1999, the fair value of the petroleum swap contracts and call options was approximately $36 million.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 18,
1999.  The following individuals were elected to the Company's
Board of Directors to hold office for the ensuing year:

     NOMINEE                   VOTES FOR     VOTES WITHHELD
Thomas J. Barrack, Jr.        152,431,654       2,273,512
Gordon M. Bethune             152,429,309       2,275,857
David Bonderman               152,240,815       2,464,351
Gregory D. Brenneman          152,431,517       2,273,649
Kirbyjon H. Caldwell          154,705,166               -
Patrick Foley                 152,430,705       2,274,461
Douglas H. McCorkindale       152,431,975       2,273,191
George G.C. Parker            152,430,957       2,274,209
Richard W. Pogue              152,431,222       2,273,944
William S. Price III          152,431,653       2,273,513
Donald L. Sturm               152,431,124       2,274,042
Charles A. Yamarone           152,431,716       2,273,450
Karen Hastie Williams         152,245,789       2,459,377

A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was voted on by the stockholders as follows:

                    Votes         Votes         Broker
 Votes For         Against      Abstaining     Non-Votes
154,567,557        60,862         76,747           -

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1     First Amendment to Continental Airlines, Inc.
                 Deferred Compensation Plan, effective January 1,
                 1999.

        10.2     Amendment to Employment Agreement between the
                 Company and Gordon M. Bethune, dated as of May
                 19, 1999.

        10.3     Amendment to Employment Agreement between the
                 Company and Gregory D. Brenneman, dated as of May
                 19, 1999.

        10.4     Amendment to Employment Agreement between the
                 Company and Lawrence W. Kellner, dated as of May
                 19, 1999.

        10.5     Amendment to Employment Agreement between the
                 Company and C.D. McLean, dated as of May 19,
                 1999.

        10.6     Amendment to Employment Agreement between the
                 Company and Jeffery A. Smisek, dated as of May
                 19, 1999.

        10.7 Supplemental Agreement No. 11, including side letters, to Boeing Purchase Agreement No. 1951, dated May 14, 1999.

        10.8 Supplemental Agreement No. 2, including side letter, to Boeing Purchase Agreement No. 2060, dated June 8, 1999.

        10.9 Supplemental Agreement No. 6, including side letter, to Boeing Purchase Agreement No. 2061, dated May 14, 1999.

        27.1     Financial Data Schedule.

  (b)  Reports on Form 8-K:

        (i) Report dated May 18, 1999 reporting Item 5. "Other Events". No financial statements were filed with the report, which included a Press Release related to the election of Kirbyjon H. Caldwell to the Board of Directors.

        (ii) Report dated June 25, 1999 reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the Continental 1999-2 offering of pass through certificates.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  July 23, 1999    by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  July 23, 1999         /s/ Michael P. Bonds
                             Michael P. Bonds
                             (Principle Accounting Officer)

                       INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.


10.1     First Amendment to Continental Airlines, Inc. Deferred
         Compensation Plan, effective January 1, 1999.

10.2 Amendment to Employment Agreement between the Company and Gordon M. Bethune, dated as of May 19, 1999.

10.3 Amendment to Employment Agreement between the Company and Gregory D. Brenneman, dated as of May 19, 1999.

10.4 Amendment to Employment Agreement between the Company and Lawrence W. Kellner, dated as of May 19, 1999.

10.5 Amendment to Employment Agreement between the Company and C.D. McLean, dated as of May 19, 1999.

10.6 Amendment to Employment Agreement between the Company and Jeffery A. Smisek, dated as of May 19, 1999.

10.7 Supplemental Agreement No. 11, including side letters, to Boeing Purchase Agreement No. 1951, dated May 14, 1999.
         (1)

10.8     Supplemental Agreement No. 2, including side letter, to
         Boeing Purchase Agreement No. 2060, dated June 8, 1999.
         (1)

10.9     Supplemental Agreement No. 6, including side letter, to
         Boeing Purchase Agreement No. 2061, dated May 14, 1999.
         (1)

27.1     Financial Data Schedule.

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.