Form 10-Q/A
period 1999-06-30
CONTINENTAL AIRLINES INC /DE/
filed 1999-07-26
CIK 319687

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

ITEM 1. FINANCIAL STATEMENTS are amended and restated in their entirety as follows:

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

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):

                                 Three Months     Six Months
                                Ended June 30,  Ended June 30,
                                 1999    1998    1999    1998
Numerator:
 Income before cumulative effect
  of change in accounting
  principle and extraordinary
  charge . . . . . . . . . . . . $137    $167    $227     $248
 Cumulative effect of change in
  accounting principle, net of
  applicable income taxes. . . .    -       -      (6)      -
 Extraordinary charge, net of
  applicable income taxes. . . .    -      (4)      -      (4)
 Numerator for basic earnings
  per share - net income . . . .  137     163     221     244

Effect of dilutive securities:
 Preferred Securities of Trust .    -       3       -       7
 6-3/4% convertible subordinated
  notes. . . . . . . . . . . . .    1       2       3       4
                                    1       5       3      11

Numerator for diluted earnings
  per share - net income after
  assumed conversions. . . . . . $138    $168    $224    $255

Denominator:
 Denominator for basic earnings
  per share - weighted-average
  shares . . . . . . . . . . . .  70.9    60.7   69.7    59.9

 Effect of dilutive securities:
  Employee stock options . . . .   1.7     2.0    1.5     2.0
  Warrants . . . . . . . . . . .     -     0.7      -     1.7
  Preferred Securities of Trust.     -    10.3    0.1    10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . .   4.2     7.6    5.9     7.6
 Dilutive potential common
   shares. . . . . . . . . . . .   5.9    20.6    7.5    21.6

 Denominator for diluted
  earnings per share - adjusted
  weighted-average and assumed
  conversions. . . . . . . . . .  76.8    81.3   77.2    81.5

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

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  July 23, 1999    by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  July 23, 1999         /s/ Michael P. Bonds
                             Michael P. Bonds
                             (Chief Accounting Officer)