Form 10-Q
period 1999-09-30
CONTINENTAL AIRLINES INC /DE/
filed 1999-10-25
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                         _______________

As of October 15, 1999, 11,379,349 shares of Class A common stock and 57,871,179 shares of Class B common stock were outstanding.

                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)

                          Three Months Ended   Nine Months Ended
                            September 30,       September 30,
                            1999      1998      1999      1998
                              (Unaudited)         (Unaudited)
Operating Revenue:
 Passenger . . . . . . .  $2,104     $1,969   $6,032     $5,571
 Cargo and mail. . . . .      76         66      213        202
 Other . . . . . . . . .     103         81      292        233
                           2,283      2,116    6,537      6,006

Operating Expenses:
 Wages, salaries and
  related costs. . . . .     644        581    1,882      1,599
 Aircraft fuel . . . . .     208        181      512        554
 Aircraft rentals. . . .     197        164      570        482
 Maintenance, materials
  and repairs. . . . . .     156        150      454        455
 Commissions . . . . . .     154        155      439        448
 Other rentals and
  landing fees . . . . .     130        110      365        310
 Depreciation and
  amortization . . . . .      93         75      266        215
 Fleet disposition/
  impairment losses:
    Jet. . . . . . . . .       -         65        -         65
    Turboprop. . . . . .       -         57        -         57
 Other . . . . . . . . .     489        435    1,421      1,248
                           2,071      1,973    5,909      5,433

Operating Income . . . .     212        143      628        573

Nonoperating Income
 (Expense):
 Interest expense. . . .     (58)       (47)    (168)      (131)
 Interest capitalized. .      13         14       42         42
 Interest income . . . .      16         16       46         42
 Other, net. . . . . . .      (6)        (1)       3         11
                             (35)       (18)     (77)       (36)







                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                          Three Months Ended  Nine Months Ended
                            September 30,       September 30,
                            1999      1998      1999      1998
                              (Unaudited)         (Unaudited)
Income before Income
 Taxes, Cumulative
 Effect of a Change in
 Accounting Principle
 and Extraordinary
 Charge. . . . . . . . .  $  177     $  125   $  551     $  537

Income Tax Provision . .     (67)       (49)    (214)      (206)

Distributions on
 Preferred Securities
 of Trust, Net of
 Applicable Income
 Taxes of $2 and $6,
 in 1998, respectively .       -         (3)       -        (10)

Income before Cumulative
 Effect of a Change in
 Accounting Principle
 and Extraordinary
 Charge. . . . . . . . .     110         73      337        321

Cumulative Effect of a
 Change in Accounting
 Principle, Net of
 Applicable Income Taxes
 of $3 . . . . . . . . .       -          -       (6)         -

Extraordinary Charge,
 Net of Applicable
 Income Taxes of $2. . .       -          -        -         (4)

Net Income . . . . . . .  $  110     $   73   $  331     $  317










                                        (continued on next page)


                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (In millions of dollars, except per share data)

                          Three Months Ended  Nine Months Ended
                            September 30,       September 30,
                            1999      1998      1999      1998
                              (Unaudited)         (Unaudited)
Earnings per Share:
  Income Before Cumulative
   Effect of Change in
   Accounting Principle
   and Extraordinary
   Charge. . . . . . . .  $ 1.56     $ 1.21   $ 4.81     $ 5.33
  Cumulative Effect of a
   Change in Accounting
   Principle, net of tax       -          -    (0.08)         -
  Extraordinary Charge,
   net of tax. . . . . .       -          -        -      (0.06)
  Net Income . . . . . .  $ 1.56     $ 1.21   $ 4.73     $ 5.27

Earnings per Share
 Assuming Dilution:
  Income Before Cumulative
   Effect of Change in
   Accounting Principle and
   Extraordinary Charge.  $ 1.53     $ 0.97   $ 4.51     $ 4.15
  Cumulative Effect of a
   Change in Accounting.       -          -    (0.07)         -
   Principle, net of tax
  Extraordinary Charge,
   net of tax. . . . . .       -          -        -      (0.05)
  Net Income . . . . . .  $ 1.53     $ 0.97   $ 4.44     $ 4.10


















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                        September 30, December 31,
          ASSETS                            1999          1998
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents . . . . . . . .  $1,145      $1,399
 Short-term investments. . . . . . . . . .     155           -
 Accounts receivable, net. . . . . . . . .     606         449
 Spare parts and supplies, net . . . . . .     225         166
 Deferred income taxes . . . . . . . . . .     234         234
 Prepayments and other . . . . . . . . . .     155         106
  Total current assets . . . . . . . . . .   2,520       2,354

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   3,460       2,459
  Other. . . . . . . . . . . . . . . . . .     793         632
                                             4,253       3,091
  Less:  Accumulated depreciation. . . . .     780         625
                                             3,473       2,466

Purchase deposits for flight equipment         489         410

Capital leases:
 Flight equipment. . . . . . . . . . . . .     360         361
 Other . . . . . . . . . . . . . . . . . .      60          56
                                               420         417
 Less:  Accumulated amortization . . . . .     201         178
                                               219         239
  Total property and equipment . . . . . .   4,181       3,115

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,143       1,181
 Investments . . . . . . . . . . . . . . .     180         151
 Other assets, net . . . . . . . . . . . .     272         285

  Total other assets . . . . . . . . . . .   1,595       1,617

   Total Assets. . . . . . . . . . . . . .  $8,296      $7,086









                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                        September 30, December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        1999          1998
                                         (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  223      $  184
 Current maturities of capital leases. . .      43          47
 Accounts payable. . . . . . . . . . . . .     830         843
 Air traffic liability . . . . . . . . . .   1,073         854
 Accrued payroll and pensions. . . . . . .     257         265
 Accrued other liabilities . . . . . . . .     268         249
  Total current liabilities. . . . . . . .   2,694       2,442

Long-Term Debt . . . . . . . . . . . . . .   2,847       2,267

Capital Leases . . . . . . . . . . . . . .     183         213

Deferred Credits and Other Long-Term
 Liabilities:
 Deferred income taxes . . . . . . . . . .     583         372
 Accruals for aircraft retirements and
  excess facilities. . . . . . . . . . . .      61          95
 Other . . . . . . . . . . . . . . . . . .     367         393
  Total deferred credits and other
   long-term liabilities . . . . . . . . .   1,011         860

Commitments and Contingencies

Continental-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures. . . . . . . . . . . . . . . .       -         111















                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                        September 30, December 31,
                                            1999          1998
                                         (Unaudited)
Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,379,349 and 11,406,732 shares
  issued and outstanding in 1999
  and 1998, respectively . . . . . . . . . $    -       $    -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  63,923,431 and 53,370,741 shares
  issued, respectively . . . . . . . . . .       1           1
 Additional paid-in capital  . . . . . . .     867         634
 Retained earnings . . . . . . . . . . . .     990         659
 Accumulated other comprehensive loss. . .     (70)        (88)
 Treasury stock - 5,602,818 and 399,524
  Class B shares, respectively, at cost. .    (227)        (13)
  Total stockholders' equity . . . . . . .   1,561       1,193
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $8,296      $7,086

























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)

                                             Nine Months
                                        Ended September 30,
                                          1999        1998
                                             (Unaudited)
Net Cash Provided by Operating
 Activities. . . . . . . . . . . . . . .$  679        $  797

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries. . . .  (950)         (583)
 Purchase deposits refunded in
  connection with aircraft delivered . .   815           540
 Capital expenditures. . . . . . . . . .  (513)         (492)
 Purchase of short-term investments. . .  (155)          (44)
 Proceeds from disposition of property
  and equipment. . . . . . . . . . . . .    27            67
 Proceeds from sale of investments . . .    20             9
 Investment in partner airlines. . . . .     -           (53)
 Other . . . . . . . . . . . . . . . . .    (2)          (27)
  Net cash used by investing
   activities. . . . . . . . . . . . . .     (758)      (583)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .   369           477
 Purchase of Class B common stock. . . .  (344)         (191)
 Payments on long-term debt and
  capital lease obligations. . . . . . .  (243)         (375)
 Proceeds from issuance of common stock.    29            51
 Dividends paid on preferred securities
  of trust . . . . . . . . . . . . . . .     -           (16)
 Proceeds from sale-leaseback
  transactions . . . . . . . . . . . . .    14            41
  Net cash used by financing activities.  (175)          (13)

Net (Decrease) Increase in Cash and
 Cash Equivalents. . . . . . . . . . . .  (254)          201

Cash and Cash Equivalents - Beginning
 of Period . . . . . . . . . . . . . . . 1,399         1,025

Cash and Cash Equivalents - End of
 Period. . . . . . . . . . . . . . . . . $1,145       $1,226





                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)


                                            Nine Months
                                        Ended September 30,
                                          1999        1998
                                             (Unaudited)
Supplemental Cash Flow Information:
 Interest paid . . . . . . . . . . . . . $  146       $   98
 Income taxes paid . . . . . . . . . . . $    9       $   13

Investing and Financing Activities
 Not Affecting Cash:
 Property and equipment acquired
  through the issuance of debt . . . . . $  673       $  335
 Capital lease obligations incurred. . . $   21       $  111
 Conversion of trust originated
  preferred securities . . . . . . . . . $  111       $    -
 Conversion of 6-3/4% Convertible
  Subordinated Notes . . . . . . . . . . $  230       $    -





























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

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):

                                 Three Months    Nine Months
                                    Ended           Ended
                                 September 30,   September 30,
                                 1999    1998    1999    1998
Numerator:
 Income before cumulative effect
  of change in accounting
  principle and extraordinary
  charge . . . . . . . . . . . . $110    $ 73    $337    $321
 Cumulative effect of change in
  accounting principle . . . . .    -       -      (6)      -
 Extraordinary charge. . . . . .    -       -       -      (4)
 Numerator for basic earnings
  per share - net income . . . .  110      73     331     317

Effect of dilutive securities:
 Preferred Securities of Trust .    -       3       -       9
 6-3/4% convertible subordinated
  notes. . . . . . . . . . . . .    -       2       4       6
                                  110       5       4      15

Numerator for diluted earnings
  per share - net income after
  assumed conversions. . . . . . $110    $ 78    $335    $332

Denominator:
 Denominator for basic earnings
  per share - weighted-average
  shares . . . . . . . . . . . .  70.8    60.3   70.1    60.0

 Effect of dilutive securities:
  Employee stock options . . . .   1.3     1.7    1.4     1.9
  Warrants . . . . . . . . . . .     -       -      -     1.1
  Preferred Securities of Trust.     -    10.3    0.1    10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . .     -     7.6    3.9     7.6
 Dilutive potential common
   shares. . . . . . . . . . . .   1.3    19.6    5.4    20.9

 Denominator for diluted
  earnings per share - adjusted
  weighted-average and assumed
  conversions. . . . . . . . . .  72.1    79.9   75.5    80.9

NOTE 2 - INCOME TAXES

Income taxes for the three and nine months ended September 30, 1999 and 1998 were provided at the estimated annual effective tax rate. Such rate differs from the federal statutory rate of 35%, primarily due to state income taxes and the effect of certain expenses that are not deductible for income tax purposes.

At December 31, 1998, the Company had estimated net operating losses ("NOLs") of $1.1 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of a change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits may be limited. Reflecting this limitation, the Company had a valuation allowance of $263 million as of December 31, 1998.

To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce the value ascribed to routes, gates and slots.

NOTE 3 - COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income. During the third quarter of 1999 and 1998, total comprehensive income amounted to $109 and $70 million, respectively. For the nine months ended 1999 and 1998, total comprehensive income amounted to $349 million and $313 million, respectively. The significant difference between net income and total comprehensive income during the first nine months of 1999 was attributable to the $18 million net increase in fair value (net of applicable income taxes and hedge ineffectiveness) related to petroleum call options held by the Company as of September 30, 1999 to hedge a portion of anticipated jet fuel purchases through December 1999.

NOTE 4 - ACCOUNTING PRONOUNCEMENTS

Continental adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") in the first quarter of 1999. SOP 98-5 amended Statement of Position 88-1, "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-Off and Landing Slots, and Airframe Modifications" by requiring preoperating costs related to the integration of new types of aircraft to be expensed as incurred and requiring all unamortized start-up costs (e.g., pilot training costs related to induction of new aircraft) to be expensed upon adoption. This resulted in the Company recording a $6 million cumulative effect of a change in accounting principle, net of tax, in the first quarter of 1999.

On September 23, 1999, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 99-13, "Application of EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 23, Leases of Certain Property Owned by a Governmental Unit or Authority, to Entities that Enter into Leases with Governmental Entities", which may require certain future financings related to airport construction projects to be recorded on the balance sheet. Previously, these types of transactions were generally recorded as operating leases. The Company does not expect the change in accounting treatment to have a material impact on its results of operations.

This consensus applies to construction projects committed to after September 23, 1999, and also to those projects that were committed to on or before such date, if construction does not commence by March 31, 2000.

NOTE 5 - SHORT-TERM INVESTMENTS

The Company invests in commercial paper with original maturities in excess of 90 days but less than 270 days. These investments are classified as short-term investments in the consolidated balance sheet. Short-term investments are stated at cost, which approximates market value.

NOTE 6 - PREFERRED SECURITIES OF TRUST

In December 1998, the Company called for redemption its remaining 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") then outstanding. As a result, the remaining 2.3 million TOPrS were converted into 4.8 million shares of Class B common stock during January 1999.

NOTE 7 - 6-3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2006

On April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4%
Convertible Subordinated Notes due 2006. The notes were converted into 7.6 million shares of Class B common stock during May 1999.

NOTE 8 - REGULATORY MATTERS

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

The Federal Aviation Administration has designated John F. Kennedy International Airport ("John F. Kennedy"), New York LaGuardia Airport ("LaGuardia"), Chicago O'Hare International Airport ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers. The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system proposed from time to time could, if adopted, significantly affect operations at high density traffic airports, significantly change the value of the slots, grant slots to other carriers or for route or aircraft specific usage, expand slots to other airports or eliminate slots entirely. The DOT has proposed the elimination of slot restrictions at high density airports other than Reagan National. Legislation containing a similar proposal, which could eliminate slots as early as 2002 at O'Hare and 2007 at LaGuardia and John F. Kennedy, and which doubles the maximum passenger facilities charges permitted to be charged by airport authorities, has passed the full House of Representatives and the full Senate and is currently being considered by a conference committee. The Company cannot predict whether any of these proposals will be adopted. However, if legislation or regulation eliminating slots were adopted, the value of such slots could be deemed to be permanently impaired, resulting in a loss being charged to earnings for the relevant period. Moreover, the elimination of slots could have an adverse effect upon future results of operations of the Company.

NOTE 9 - OTHER

In January 1999, Continental's mechanics ratified an initial three-year collective bargaining agreement between the Company and the International Brotherhood of Teamsters ("IBT"). The contract becomes amendable in January 2002.

In February 1999, the Company completed an offering of $806 million of pass-through certificates to be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 22 aircraft delivered in 1999.

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

On April 15, 1999, the Company announced a $500 million increase in the size of its common stock repurchase program, bringing the total size of the program to $800 million. As of October 15, 1999, the Company had repurchased 13.4 million shares of Class B common stock for $585 million.

In May 1999, the Company completed an offering of $742 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft scheduled for delivery from July 1999 to December 1999.

In August 1999, Express's mechanics ratified a four-year collective bargaining agreement between Express and the IBT. The contract becomes amendable in January 2003.

On September 22, 1999, the New Jersey Economic Development Authority completed the offering of $730 million aggregate principal amount of tax-exempt special facility revenue bonds to finance a portion of Continental's Global Gateway Program at Newark International Airport. Major construction began in the third quarter of 1999 and is scheduled to be completed in 2002. The program includes construction of a new concourse in Terminal C and other facility improvements. Continental has unconditionally guaranteed the bonds and has entered into a long-term lease with the New Jersey Economic Development Authority under which rental payments will be sufficient to service the related bonds, which have a term of 30 years.

In September 1999, the Company and the International Association of Machinists and Aerospace Workers ("IAM") entered into collective bargaining negotiations to amend the Continental Airlines flight attendants' contract (which becomes amendable in December 1999). Also in September 1999, Express and the IAM entered into collective bargaining negotiations to amend the Express flight attendants' contract. The Express flight attendants' contract becomes amendable in November 1999.

During the nine months ended September 30, 1999, the Company recognized gains of approximately $79 million on its fuel hedging program. The gains recognized during the quarter ending September 30, 1999 were $42 million. The gains are included in fuel expense in the accompanying consolidated statement of operations.

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

NOTE 10 - 1998 FLEET DISPOSITION/IMPAIRMENT LOSSES

On August 11, 1998, the Company announced that Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of the Company, planned to accelerate the retirement of its four Boeing 747 aircraft by April 1999 and its remaining thirteen Boeing 727 aircraft by December 2000. The Boeing 747s have been replaced by DC-10-30 aircraft and the Boeing 727 aircraft will be replaced with a reduced number of Boeing 737 aircraft. In addition, Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, has accelerated the retirement of certain turboprop aircraft to the year 2000, including its fleet of 32 EMB-120 turboprop aircraft, as they will be replaced by regional jets.

In connection with its decision to accelerate the replacement of these aircraft, the Company performed an evaluation to determine, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft will be less than the aggregate carrying amount of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft will be less than their carrying amount, and, therefore, these aircraft are impaired as defined by SFAS 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value at the date the decision was made, resulting in a $59 million fleet disposition/impairment loss. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The remaining $63 million of the fleet disposition/impairment loss includes cash and non-cash costs related primarily to future commitments on leased aircraft past the dates they will be removed from service and the write-down of related inventory to its estimated fair market value. The combined charge of $122 million ($77 million after tax) was recorded in the third quarter of 1998.

NOTE 11 - SUBSEQUENT EVENTS

Continental sold its interest in AMADEUS Global Travel
Distribution, S.A. ("AMADEUS") for $409 million, including a special dividend. The sale, which occurred as part of AMADEUS's initial public offering, closed on October 20, 1999 and will result in a fourth quarter pre-tax gain of approximately $297 million
($182 million after tax).

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

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, employee job actions (including at other airlines), fare sale activities, excise and similar taxes, changing levels of operations and capacity, fuel prices, foreign currency exchange rates, changes in regulations and aviation treaties and general economic conditions. Recently, industry capacity and growth in the transatlantic markets have resulted in lower yields and revenue per available seat mile in those markets, which trend is expected to continue in 2000. Although the results in Asia of CMI have declined in recent years, the Company has successfully redeployed CMI capacity into the stronger U.S. domestic markets and CMI's recent results continue to improve. Continental will continue to critically review its growth plans in light of industry conditions and will adjust or redeploy resources, including aircraft capacity, as necessary. In addition, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn for the following reasons: underdeveloped hubs with strong local traffic;
a flexible fleet plan; a strong cash balance, a $225 million unused revolving credit facility and a well developed alliance network.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine months ended September 30, 1999 as compared to the corresponding periods ended September 30, 1998.

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

The Company recorded consolidated net income of $110 million for the three months ended September 30, 1999 as compared to consolidated net income of $73 million for the three months ended September 30, 1998. Net income during that period in 1998 was significantly impacted by a $77 million ($122 million before-tax) fleet disposition/ impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.

Passenger revenue increased 6.9%, $135 million, during the quarter ended September 30, 1999 as compared to the same period in 1998, which was principally due to a 9.7% increase in revenue passenger miles, partially offset by a 3.6% decrease in yield and weather-related flight cancellations. The decrease in yield was due primarily to a 6.9% increase in average stage length.

Cargo and mail revenue increased 15.2%, $10 million, in the third quarter of 1999 compared to third quarter of 1998 due to increased domestic and international volumes.

Other operating revenue increased 27.2%, $22 million, in the three months ended September 30, 1999 as compared to the same period in the prior year, primarily due to an increase in revenue related to the Company's frequent flyer program ("OnePass").

Wages, salaries and related costs increased 10.8%, $63 million, during the quarter ended September 30, 1999 as compared to the same period in 1998, primarily due to an 8.3% increase in average full-time equivalent employees to support increased flying and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the end of the year 2000.

Aircraft fuel expense increased 14.9%, $27 million, in the three months ended September 30, 1999 as compared to the same period in the prior year. The average price per gallon increased 9.2% from
44.59 cents in the third quarter of 1998 to 48.70 cents in the third quarter of 1999. In addition, the quantity of jet fuel used increased 3.9%, principally reflecting increased capacity offset in part by the increased fuel efficiency of the Company's younger fleet. This increase is net of gains of approximately $42 million recognized during the third quarter of 1999 related to the Company's fuel hedging program. See "Fuel Hedging" below.

Aircraft rentals increased 20.1%, $33 million, in the third quarter of 1999 compared to the third quarter of 1998, due to the delivery of new aircraft.

Commissions expense decreased 0.6%, $1 million, in the three months ended September 30, 1999 compared to the same period in the prior year due to lower rates resulting from international commission caps and a lower volume of commissionable sales, partially offset by increased passenger revenue.

Other rentals and landing fees increased 18.2%, $20 million, in the three months ended September 30, 1999 as compared to the same period in the prior year primarily due to higher facilities rent due to increased space, and higher landing fees resulting from increased operations.

Depreciation and amortization expense increased 24.0%, $18 million, in the third quarter of 1999 compared to the third quarter of 1998 due principally to the addition of new aircraft and related spare parts.

Other operating expense increased 12.4%, $54 million, in the three months ended September 30, 1999 as compared to the same period in the prior year, as a result of increases in reservations and sales expense, passenger services expense, aircraft servicing expense and other miscellaneous expense, resulting primarily from an increase in enplanements and revenue passenger miles.

Interest expense increased 23.4%, $11 million, due to an increase in long-term debt resulting from the purchase of new aircraft and $200 million of 8% unsecured senior notes issued in December 1998, partially offset by interest savings of $4 million due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock.

The Company's other nonoperating income (expense) in the three months ended September 1999 includes losses on equity investments of $5 million.

Comparison of Nine Months Ended September 30, 1999 to Nine Months
Ended September 30, 1998

The Company recorded consolidated net income of $331 million and $317 million for the nine months ended September 30, 1999 and 1998, respectively. Net income in 1999 included the cumulative effect of a change in accounting principle charge ($6 million, net of taxes) related to the write-off of pilot training costs. Net income in 1998 was significantly impacted by a $77 million ($122 million before-tax) fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.

Passenger revenue increased 8.3%, $461 million, during the nine months ended September 30, 1999 as compared to the same period in 1998. The increase was due to a 10.7% increase in revenue passenger miles, partially offset by a 3.1% decrease in yield and weather-related flight cancellations. The decrease in yield was due primarily to a 6.7% increase in average stage length.

Cargo and mail revenue increased 5.4%, $11 million, in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to increased domestic and international volumes.

Other operating revenue increased 25.3%, $59 million, in the nine months ended September 30, 1999 compared to the same period in the prior year primarily due to an increase in OnePass revenue.

Wages, salaries and related costs increased 17.7%, $283 million, during the nine months ended September 30, 1999 as compared to the same period in 1998, primarily due to a 9.0% increase in average full-time equivalent employees to support increased flying and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the end of the year 2000.

Aircraft fuel expense decreased 7.6%, $42 million, in the nine months ended September 30, 1999 as compared to the same period in the prior year. The average price per gallon decreased 11.9% from
47.66 cents in the first nine months of 1998 to 41.97 cents in the first nine months of 1999. This reduction was partially offset by a 3.9% increase in the quantity of jet fuel used principally reflecting increased capacity offset in part by the increased fuel efficiency of the Company's younger fleet. During the first nine months of 1999, the Company recognized approximately $79 million in gains related to its fuel hedging program, which gains are included in aircraft fuel expense. See "Fuel Hedging" below.

Aircraft rentals increased 18.3%, $88 million, during the nine months ended September 30, 1999 as compared to the same period in 1998, due to the delivery of new aircraft.

Commissions expense decreased 2.0%, $9 million, during the nine months ended September 30, 1999 as compared to the same period in 1998 due to lower rates resulting from international commission caps and a lower volume of commissionable sales, partially offset by increased passenger revenue.

Other rentals and landing fees increased 17.7%, $55 million, primarily due to higher facilities rent due to increased rates and volume, and higher landing fees resulting from increased operations.

Depreciation and amortization expense increased 23.7%, $51 million, in the first nine months of 1999 compared to the same period in 1998 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by approximately a $5 million reduction in the amortization of routes, gates and slots resulting from the recognition of previously unbenefitted NOLs during 1998.

Other operating expense increased 13.9%, $173 million, in the nine months ended September 30, 1999 as compared to the same period in the prior year, primarily as a result of increases in passenger services expense, aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to an increase in enplanements and revenue passenger miles.

Interest expense increased 28.2%, $37 million, due to an increase in long-term debt resulting from the purchase of new aircraft and $200 million of 8% unsecured senior notes issued in December 1998, partially offset by interest savings of $6 million due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock.

The Company's other nonoperating income (expense) in the nine months ended September 30, 1999 includes a $20 million gain on the sale of a portion of the Company's indirect interest in Equant partially offset by foreign currency losses of $10 million and losses on equity investments of $5 million. Other nonoperating income (expense) in the first nine months of 1998 included a $6 million gain on the sale of certain stock of America West.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                     September 30,      Increase/
                                   1999        1998     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . .16,394      14,944       9.7 %
Available seat miles
 (millions) (2). . . . . . . . . .21,573      19,642       9.8 %
Passenger load factor (3). . . . .  76.0%       76.1%     (0.1)pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .    66.4%     62.8%      3.6 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  8.87        9.22      (3.8)%
Total revenue per available
 seat mile (cents) . . . . . . . .    9.81     10.06      (2.5)%
Operating cost per available
 seat mile (cents) (5) . . . . . .  8.90        8.82       0.9 %
Average yield per revenue
  passenger mile (cents) (6) . . . 11.68       12.12      (3.6)%
Average fare per revenue
 passenger . . . . . . . . . . . .$160.58    $155.39       3.3 %
Revenue passengers (thousands) . .11,922      11,655       2.3 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,141       1,067       6.9 %
Average daily utilization of
  each aircraft (hours) (7). . . . 10:44       10:20       3.9 %
Actual aircraft in fleet at
 end of period (8) . . . . . . . .   359         359       0.0 %

                                  Nine Months Ended       Net
                                     September 30,      Increase/
                                   1999        1998     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . .45,050      40,691      10.7 %
Available seat miles
 (millions) (2). . . . . . . . . .60,961      55,739       9.4 %
Passenger load factor (3). . . . .  73.9%       73.0%      0.9 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  64.0%       60.9%      3.1 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.06        9.24      (1.9)%
Total revenue per available
 seat mile (cents) . . . . . . . .  9.99       10.12      (1.3)%
Operating cost per available
 seat mile (cents) (5) . . . . . .  9.02        8.93       1.0 %
Average yield per revenue
  passenger mile (cents) (6) . . . 12.27       12.66      (3.1)%
Average fare per revenue
 passenger . . . . . . . . . . . .$161.61    $156.17       3.5 %
Revenue passengers (thousands) . .34,193      32,988       3.7 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,110       1,040       6.7 %
Average daily utilization of
  each aircraft (hours) (7). . . . 10:30       10:17       2.1 %
Actual aircraft in fleet at
 end of period (8) . . . . . . . .   359         359       0.0 %

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. For the three months ended September 30, 1999 and September 30, 1998, the table above excludes 623 million and 554 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 261 million and 99 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental. For the nine months ended September 30, 1999 and September 30, 1998, the table above excludes
1.9 billion and 1.2 billion available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 751 million and 164 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental.
__________________

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5)  1998 excludes a fleet disposition/impairment loss totaling
      $122 million.
 (6) The average revenue received for each mile a revenue passenger is carried.
 (7) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (8) Excludes four and six all-cargo 727 aircraft at CMI in 1999 and 1998, respectively. During the first nine months of 1999, the Company took delivery of 42 aircraft and removed 46 aircraft from service.

LIQUIDITY AND CAPITAL COMMITMENTS

In the first nine months of 1999, the Company completed several transactions intended to strengthen its long-term financial position and enhance earnings.

In February 1999, the Company completed an offering of $806 million of pass-through certificates used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 22 aircraft delivered in 1999.

In March of 1999, the Company completed a $160 million Credit
Facility, with a maturity date of March 2001, to finance pre-delivery deposits for certain new Boeing aircraft to be delivered between March 1999 and March 2002.

On April 15, 1999, the Company announced a $500 million increase in the size of its common stock repurchase program, bringing the total size of the program to $800 million. As of October 15, 1999, the Company had repurchased 13.4 million shares of Class B common stock for $585 million.

Also on April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4% Convertible Subordinated Notes due 2006. The notes were converted into 7.6 million shares of Class B common stock during May 1999.

In May 1999, the Company completed an offering of $742 million of pass-through certificates to be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft scheduled for delivery from July 1999 to December 1999.

As of September 30, 1999, the Company had $1.3 billion in cash and cash equivalents and short-term investments. Net cash provided by operating activities decreased $118 million during the nine months ended September 30, 1999 compared to the same period in the prior year primarily due to changes in working capital. Net cash used by investing activities increased $175 million for the nine months ended September 30, 1999 compared to the same period in the prior year, primarily as a result of increased purchases of short-term investments in 1999, and higher net purchase deposits paid in 1999 in connection with future aircraft deliveries. Net cash used by financing activities for the nine months ended September 30, 1999 compared to the same period in the prior year increased $162 million primarily due to an increase in the purchase of the Company's Class B common stock.

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

On November 20, 1998, an affiliate of Northwest Airlines, Inc. completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. and its affiliates, together with certain Class A common stock of the Company held by certain other investors, totaling 8.7 million shares of Class A common stock (the "Air Partners Transaction"). Based on information currently available, the Company does not believe that the Air Partners Transaction resulted in an ownership change for purposes of Section 382.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of October 15, 1999, Continental had agreed to acquire a total of 88 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 61 Boeing jet aircraft in 1999 (42 of which were delivered during the first nine months of 1999 and financed through enhanced equipment trust certificates, with the Company purchasing 22 of those aircraft and leasing the other 20). Continental also has options for an additional 119 Boeing aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4.4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of October 15, 1999, Continental had approximately $559 million in financing arranged for such future Boeing deliveries. In addition, Continental has commitments or letters of intent for backstop financing for approximately 19% of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at October 15, 1999, Continental had firm commitments to purchase 36 spare engines related to the new Boeing aircraft for approximately $190 million which will be deliverable through March 2005.

As of October 15, 1999, Express had firm commitments to acquire 23 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 22 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 19 ERJ-145 (16 of which were delivered in the first nine months of 1999) and six ERJ-135 (three of which were delivered in the first nine months of 1999) regional jets in 1999 and the remainder of its firm orders through the third quarter of 2001. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 or ERJ-135 aircraft that are not financed by a third-party and leased to Continental.

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

At the beginning of the year, Continental estimated its cash outlays for 1999 capital expenditures, exclusive of fleet plan requirements, to aggregate $254 million, primarily relating to mainframe, software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.
Continental's capital expenditures during the nine months ended September 30, 1999 aggregated $161 million, exclusive of fleet plan expenditures.

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

The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. For this reason, the Company implemented a Year 2000 project in late 1996 so that the Company's computer systems would function properly in the year 2000 and thereafter. The Company's Year 2000 project involves the review of a number of internal and third-party systems. Each system is subjected to the project's five phases which consist of systems inventory, evaluation and analysis, modification implementation, user testing and integration compliance. The Company recently completed its systems review and believes that, with the modifications to its existing software and systems and/or conversions to new software it has made, the Year 2000 issue will not pose significant operational problems for its computer systems.

The Company anticipates completing its extensive communications and on-site visits with its significant suppliers, vendors and governmental agencies with which its systems interface and exchange data or upon which its business depends by November 15, 1999. The Company is coordinating efforts with these parties to minimize the extent to which its business may be vulnerable to their failure to remediate their own Year 2000 problems. The Company's business is dependent upon certain domestic and foreign governmental organizations or entities such as the Federal Aviation Administration ("FAA") that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which the Company's business relies will be modified on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999.
Although the Company currently has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000-specific operational requirements and anticipates completing such updates by October 31, 1999. To facilitate the completion of these plans, the Company has hired an outside consultant. In addition, the Company will continue to monitor third-party (including governmental) readiness and will modify its contingency plans accordingly. While the Company does not currently expect any significant modification of its operations in response to the Year 2000 issue beyond normal demand-driven holiday schedule adjustments, in a worst-case scenario the Company could be required to suspend flights to certain locations or otherwise alter its operations significantly.

The total cost of the Company's Year 2000 project (excluding internal payroll) is currently estimated at $19-20 million and has been and will be funded through cash from operations. As of September 30, 1999, the Company had incurred and expensed approximately $19 million relating to its Year 2000 project. The cost of the Year 2000 project is limited by the substantial outsourcing of the Company's systems and the significant implementation of new systems in 1993. The costs of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

Bond Financings. In July 1996, the Company announced plans to expand its gates and related facilities into Terminal B at Bush Intercontinental Airport, as well as planned improvements at Terminal C and the construction of a new automated people mover system linking Terminal B and Terminal C. The majority of the Company's expansion project has been completed. In April 1997 and January 1999, the City of Houston completed the offering of $190 million and $46 million, respectively, aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds"). The IAH Bonds are unconditionally guaranteed by Continental. In connection therewith, the Company has entered into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 30 years.

In September 1999, the City of Cleveland, Ohio (the "City of Cleveland") completed the issuance of $71 million aggregate principal amount of tax-exempt bonds. The bond proceeds were used to refinance $75 million aggregate principal amount in bonds originally issued by the City of Cleveland in 1990 for the purpose of constructing certain terminal and other improvements at Cleveland Hopkins International Airport. Continental has unconditionally guaranteed the bonds and has a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds, which have a term of 20 years. Continental estimates that it will save approximately $44 million in debt service payments over the 20-year term as a result of the refinancing.

On September 22, 1999, the New Jersey Economic Development Authority completed the offering of $730 million aggregate principal amount of tax-exempt special facility revenue bonds to finance a portion of Continental's Global Gateway Program at Newark International Airport. Major construction began in the third quarter of 1999 and is scheduled to be completed in 2002. The program includes construction of a new concourse in Terminal C and other facility improvements. Continental has unconditionally guaranteed the bonds and has entered into a long-term lease with the New Jersey Economic Development Authority under which rental payments will be sufficient to service the related bonds, which have a term of 30 years.

Employees. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000.

In January 1999, Continental's mechanics ratified an initial three-year collective bargaining agreement between the Company and the IBT. The contract becomes amendable in January 2002.

On June 4, 1999, following a mail ballot election, the National Mediation Board ("NMB") determined that fewer than 29% of the Company's and Express's 8,000 fleet service employees desired to be represented by the IAM, and dismissed the IAM's representation petition. Pursuant to the NMB's rules there is a one-year bar from the date of the dismissal on union organizing for such workgroup.

In August 1999, Express's mechanics ratified a four-year collective bargaining agreement between Express and the IBT. The contract becomes amendable in January 2003.

In September 1999, the Company and the IAM entered into collective bargaining negotiations to amend the Continental Airlines flight attendants' contract (which becomes amendable in December 1999). Also in September 1999, Express and the IAM entered into collective bargaining negotiations to amend the Express flight attendants' contract. The Express flight attendants' contract becomes amendable in November 1999.

In addition, the Company's and Express's flight attendants, pilots and dispatchers are represented by unions as are CMI's flight attendants, mechanics and related employees and agents. The other employees of Continental, Express and CMI are not represented and are not covered by collective bargaining agreements.

Fuel Hedging. The Company uses a combination of petroleum swap contracts, petroleum call options, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. During the third quarter, the Company entered into petroleum call options to hedge jet fuel prices for approximately 95% of its anticipated fuel requirements through December 1999. The fair value was approximately $32 million at September 30, 1999 and has been recorded in other assets with the offset to accumulated other comprehensive loss, net of applicable income taxes and hedge ineffectiveness. As of October 15, 1999, the fair value of the petroleum call options was approximately $24 million.

Other. Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (vi) changes in the Company's fleet and related capacity and (vii) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product and the internet for bookings, and reduced interest expense.

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

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1 Special Facilities Lease Agreement dated as of December 1, 1989 by and between the Company and the City of Cleveland, Ohio regarding Cleveland Hopkins International Airport (the "1989 SFLA").

        10.1(a)  First Supplemental Special Facilities Lease
                 Agreement dated as of March 1, 1998, and relating to the 1989 SFLA.

        10.1(b)  Second Supplemental Special Facilities Lease
                 Agreement dated as of March 1, 1998, and relating to the 1989 SFLA.

        10.2     Amendment to Employment Agreement between the
                 Company and Gordon M. Bethune, dated as of September 16, 1999.

        10.3     Amendment to Employment Agreement between the
                 Company and Gregory D. Brenneman, dated as of September 16, 1999.

        10.4 Amended and Restated Employment Agreement between the Company and Lawrence W. Kellner, dated as of September 16, 1999.

        10.5 Amended and Restated Employment Agreement between the Company and C.D. McLean, dated as of September 16, 1999.

    10.6     Amended and Restated Employment Agreement between
                 the Company and Jeffery A. Smisek, dated as of September 16, 1999.

        10.7 Supplemental Agreement No. 16, including side letters, to Boeing Purchase Agreement No. 1783, dated July 2, 1999.

        10.8     Supplemental Agreement No. 12 to Boeing Purchase
                 Agreement No. 1951, dated July 2, 1999.

        10.9 Supplemental Agreement No. 1, including side letters, to Boeing Purchase Agreement No. 2211, dated July 2, 1999.

        27.1     Financial Data Schedule.

   (b)  Reports on Form 8-K:

        (i)      None.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONTINENTAL AIRLINES, INC.
                                         (Registrant)





Date:  October 25, 1999    by:  /s/ Lawrence W. Kellner
                                Lawrence W. Kellner
                                Executive Vice President and
                                Chief Financial Officer
                                (On behalf of Registrant)




Date:  October 25, 1999         /s/ Chris Kenny
                                Chris Kenny
                                Staff Vice President and Controller
                                (Principal Accounting Officer)

                       INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.



10.1      Special Facilities Lease Agreement dated as of December
          1, 1989 by and between the Company and the City of Cleveland, Ohio regarding Cleveland Hopkins International Airport (the "1989 SFLA").

10.1(a) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA.

10.1(b) Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA.

10.2 Amendment to Employment Agreement between the Company and Gordon M. Bethune, dated as of September 16, 1999.

10.3 Amendment to Employment Agreement between the Company and Gregory D. Brenneman, dated as of September 16, 1999.

10.4      Amended and Restated Employment Agreement between the
          Company and Lawrence W. Kellner, dated as of September
          16, 1999.

10.5      Amended and Restated Employment Agreement between the
          Company and C.D. McLean, dated as of September 16, 1999.

10.6      Amended and Restated Employment Agreement between the
          Company and Jeffery A. Smisek, dated as of September 16,
          1999.

10.7 Supplemental Agreement No. 16, including side letters, to Boeing Purchase Agreement No. 1783, dated July 2, 1999.
          (1)

10.8      Supplemental Agreement No. 12 to Boeing Purchase
          Agreement No. 1951, dated July 2, 1999. (1)

10.9 Supplemental Agreement No. 1, including side letters, to Boeing Purchase Agreement No. 2211, dated July 2, 1999.
          (1)

27.1      Financial Data Schedule.

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.