Form 10-K
period 1999-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2000-02-11
CIK 319687

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates (including shares held in a voting trust) of the registrant was $2.2 billion as of January 21,
2000.
                         _______________

     As of January 21, 2000, 11,265,349 shares of Class A Common
Stock and 52,996,832 shares of Class B Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
               Proxy Statement for Annual Meeting
     of Stockholders to be held on May 23, 2000:   PART III


                             PART I

ITEM 1.  BUSINESS.

Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1999 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express") and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 219 airports worldwide at February 1, 2000. As of February 1, 2000, Continental flies to 132 domestic and 87 international destinations and offers additional connecting service through alliances with domestic and foreign carriers. Continental directly serves 16 European cities, eight South American cities, Tel Aviv and Tokyo and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

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

Business Strategy

In 1995, Continental implemented the "Go Forward Plan", a "back to basics" strategic plan focused on improving profitability and financial condition, delivering a consistent, reliable, quality product to customers and improving employee morale and working conditions. The Company's 2000 strategic plan, as discussed below, retains the four basic components of the Go Forward Plan: Fly to Win, Fund the Future, Make Reliability a Reality and Working Together, with initiatives intended to build upon Continental's operational and strategic strengths.

Fly to Win

The Company's 2000 Fly to Win initiatives center around two principal themes: Grow Electronic Commerce and Focus on Hub
Operations.

Grow Electronic Commerce

During 1999, Continental reached several E-commerce milestones.
See "Competition and Marketing" below. The Company's goals in 2000 include developing key internet sites and implementing interline e-ticketing with its alliance partners as well as some of the other top ten U.S. carriers. In addition, the Company will focus on reducing distribution expenses through electronic commerce.

Focus on Hub Operations. In 2000, Continental will continue to add select flights and refine its flight schedules to maximize the potential of its hubs. Management believes that by further refining the efficiency of the Company's hub operations, Continental will continue to capture additional flow traffic through its hubs and attract a larger share of higher-yielding business travelers.

Recently, industry capacity and growth in the transatlantic markets have resulted in lower yields and revenue per available seat mile in those markets, which trend is expected to continue in 2000. As a result, Continental will continue to critically review its growth plans and will adjust or redeploy resources as necessary.

Fund the Future

Having achieved its 1995 goals of building the Company's overall liquidity and improving its financial condition, management shifted its financial focus in 1996 and 1997 to the Company's interest and lease expenses. In 1998 and 1999, the Company concentrated on securing favorable financing for new aircraft and other assets as well as buying back common stock.

In 1999, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings.

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

In April 1999, the Company exercised its right and called for redemption in May 1999, all $230 million of its 6-3/4% Convertible Subordinated Notes due 2006. The notes were converted into 7.6 million shares of Class B common stock during May 1999.

Also, in June 1999, the Company completed an offering of $742 million of pass-through certificates used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft delivered in 1999.

In October 1999, Continental sold its interest in AMADEUS Global
Travel Distribution, S.A. ("AMADEUS") for $409 million, including a special dividend.

During 1999, the Company's Board of Directors increased the size of its common stock repurchase program by $900 million, bringing the total size of the program to $1.2 billion. As of January 21, 2000, the Company has repurchased 18,853,600 Class B common shares for $804 million since the inception of the repurchase program in March 1998.

The focus in 2000 is to maintain cash balances of at least $1 billion while continuing to secure financing for aircraft deliveries in 2000 and beyond and, under appropriate circumstances, buy back common stock. The Company expects to continue to eliminate excess interest and lease expenses through refinancings and other initiatives.

Continental desires to simplify its equity capital structure and is committed to continuing to repurchase outstanding equity. In connection with its stock repurchase program, the Company has held preliminary discussions with Northwest Airlines, Inc. ("Northwest") concerning the acquisition by Continental of all the Class A common stock of Continental held by Northwest in a voting trust (8.7 million shares). The alliance between Continental and Northwest is beneficial to both carriers, and any transaction would be designed to preserve and strengthen the benefits of the alliance. There can be no assurance as to whether a transaction between Continental and Northwest will be agreed to or consummated, nor can Continental predict the structure, form or amount of consideration or other elements of any such transaction.

Make Reliability a Reality

Customer service continues to be a principal focus in 2000. Management believes Continental's on-time performance record is crucial to its other operational objectives and, together with its initiatives to improve baggage handling and customer satisfaction and appropriately manage involuntary denied boardings, is an important tool to attract higher-margin business travelers.

Continental's goal for 2000 is to be ranked monthly by the Department of Transportation ("DOT") among the top half of major air carriers in on-time performance, baggage handling, customer satisfaction and avoidance of involuntary denied boarding. For 1999, Continental ranked fifth in on-time performance, third in baggage handling, fourth in fewest customer complaints and second in fewest involuntary denied boardings. In 1999, bonuses of $65 were paid to substantially all employees for each month that Continental ranked second or third or achieved 80% or above (for arrivals within 14 minutes) in domestic on-time performance, and bonuses of $100 were paid for each month that Continental ranked first among the top 10 U.S. air carriers (excluding those airlines that do not report electronically) in domestic on-time performance. For 1999, a total of $26 million of on-time bonuses was paid. This successful on-time performance bonus program continues in 2000.

In addition to programs intended to improve Continental's standings in DOT performance data, the Company has taken action in other areas to enhance its attractiveness to business travelers. Specifically, Continental implemented various initiatives designed to offer travelers cleaner and more attractive aircraft interiors, consistent interior and exterior decor, first class seating on all jet aircraft (other than regional jets), better meals and greater benefits under its award-winning frequent flyer program. Continental continues to make product improvements, such as new and refurbished Presidents Clubs with specialty bars, and on-board specialty coffees and microbrewery beer, among others. Continental Airlines' jets now have reliable air-to-ground telephone service for customers, and its new long-range jets have state-of-the-art video equipment.

Continental's TransContinental service provides passengers traveling coast-to-coast from Newark International Airport ("Newark") enhancements on their flights, including check-in options at nine Continental ticket offices in New York, upgraded meal service and audio/video entertainment. Continental currently flies one of the youngest jet fleets in the industry and plans to integrate the Boeing 767 aircraft into its fleet in 2000. The Company has also continued to refine its award-winning BusinessFirst service.

Working Together

Management believes that Continental's employees are its greatest asset and the cornerstones of improved reliability and customer service. Management has introduced a variety of programs to increase employee participation and foster a sense of shared community. These initiatives include significant efforts to communicate openly and honestly with all employees through daily news bulletins, weekly voicemail updates from the Company's Chief Executive Officer, monthly and quarterly Continental publications, videotapes mailed to employees reporting on the Company's growth and progress, Go Forward Plan bulletin boards in over 600 locations system-wide, and daily news electronic display signs in many Continental employee locations world-wide. In addition, regularly scheduled visits to airports throughout the route system are made by the senior executives of the Company (each of whom is assigned an airport for this purpose). Monthly meetings open to all employees, as well as other periodic on-site visits by management, are designed to encourage employee participation, knowledge and cooperation. Continental was recently named among the best companies to work for in America, finishing 23rd in Fortune Magazine's 1999 "100 Best Companies to Work for in America" list, up from 40th where it debuted in 1998. Continental has also reached long-term agreements with a majority of its employee workgroups regarding wages, benefits and other workplace matters.

Continental's goals for 2000 include (i) being ranked among the top three major air carriers in employee measures such as turnover, lost time, productivity and on-the-job injury claims, (ii) continuing to work with all employee groups in a way that is fair to the employees and fair to the Company, (iii) continuing to improve work environment safety, and (iv) maintaining Continental as one of the 100 best companies to work for in America.

In September 1997, Continental announced that it intended to bring all employees to industry standard wages over a three-year period. This goal will be achieved in 2000. The Company is in the process of formulating a plan to bring all employees to industry standard benefits over a multi-year period. See "Employees" below.

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

Newark. As of February 1, 2000, Continental operated 54% (233 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 58% (323 departures) of all average daily departures (jet, regional jet and turboprop) from Newark. Considering the three major airports serving New York City (Newark, LaGuardia and John F. Kennedy), Continental and Express accounted for 22% of all daily departures, while the next largest carrier, American Airlines, Inc. ("American"), and its commuter affiliate accounted for 17% of all daily departures.

Houston.  As of February 1, 2000, Continental operated 77%
(325 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 82% (483 departures) of all average daily departures from Bush Intercontinental. Southwest Airlines Co. ("Southwest") also has a significant share of the Houston market through Hobby Airport. Considering both Bush Intercontinental and Hobby Airport, Continental operated 56% and Southwest operated 25% of the daily jet departures (excluding regional jets) from Houston.

Cleveland. As of February 1, 2000, Continental operated 52% (85 departures) of the average daily jet departures (excluding regional jets) and, together with Express, 65% (254 departures) of all average daily departures from Hopkins International. The next largest carrier, US Airways, Inc. ("US Airways"), accounted for 6% of all daily jet departures.

Continental Express. Continental Airlines' jet service at each of its domestic hub cities is coordinated with Express, which operates new-generation regional jets and turboprop aircraft under the name "Continental Express". The regional jets average one year of age and seat either 37 or 50 passengers while the turboprop aircraft average approximately eight years of age and seat 64 or fewer passengers.

As of February 1, 2000, Express served 32 destinations from Newark (23 by regional jet), 47 destinations from Bush Intercontinental (29 by regional jet) and 55 destinations from Hopkins International (29 by regional jet). In addition, commuter feed traffic is currently provided to Continental by other code-sharing partners. See "Domestic Carrier Alliances" below.

Management believes Express's regional jet and turboprop operations complement Continental's jet operations by allowing more frequent service to small cities than could be provided economically with conventional jet aircraft and by carrying traffic that connects onto Continental's jets. In many cases, Express (and Continental) compete for connecting traffic with commuter airlines owned by or affiliated with other major airlines operating out of the same or other cities. Continental believes that Express's new regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. Express is in the process of developing a plan to convert to an all regional jet fleet over a multi-year period. The regional jets also allow Express to serve certain routes that cannot be served by its turboprop aircraft.

Domestic Carrier Alliances. Pursuant to the Company's Fly to Win initiative under the Go Forward Plan, Continental has entered into and continues to develop alliances with domestic carriers:

- In 1998, the Company entered into a long-term global alliance with Northwest (the "Northwest Alliance"). The Northwest Alliance includes the placing by each carrier of its code on a large number of the flights of the other and reciprocal frequent flyer programs and executive lounge access. Significant other joint marketing activities are being undertaken, while preserving the separate identities of the carriers. Continental has also entered into agreements to code-share with certain Northwest regional affiliates. See "Risk Factors Relating to the Company - Risks Regarding Continental/Northwest Alliance".

- Continental has a series of agreements with America West Airlines, Inc. ("America West"), including agreements related to code-sharing and ground handling, which have created substantial benefits for both airlines. These code-sharing agreements cover 141 city-pairs at February 1, 2000, and allow Continental to link additional destinations to its route network and derive additional traffic from America West's distribution strength in cities where Continental has less sales presence. The sharing of facilities and employees by Continental and America West in their respective key markets has resulted in significant cost savings.

- Continental began a code-sharing agreement with Gulfstream International Airlines, Inc. ("Gulfstream") in April 1997. Gulfstream serves as a connection for Continental passengers throughout Florida as well as eight destinations in the Caribbean. Continental recently purchased 28% of the equity of Gulfstream.

- Continental implemented a code-sharing agreement with Mesaba Aviation, Inc. ("Mesaba"), operating as a Northwest affiliate, commencing in January 1999. Mesaba serves as a connection for Continental passengers through Detroit and Minneapolis/St. Paul.

- Continental and CMI entered into a cooperative marketing agreement with Hawaiian Airlines, Inc. ("Hawaiian") that began in October 1997 on flights connecting in Honolulu. The relationship expanded in 1999 to include code-sharing. Hawaiian connects
  Continental passengers through Honolulu to six additional
  Hawaiian cities.

- In February 1999, Continental announced its code-sharing agreement with Alaska Airlines, Inc. ("Alaska Air") and its affiliate, Horizon Airlines, Inc. ("Horizon"). Alaska Air and Horizon serve as connections for Continental passengers to 35 destinations throughout the Pacific Northwest.

International Operations

International Operations. Continental directly serves destinations throughout Europe, Canada, Mexico, Central and South America, and the Caribbean, as well as Tokyo and Tel Aviv, and has extensive operations in the western Pacific conducted by CMI. As measured by 1999 available seat miles, approximately 36.2% of Continental's jet operations, including CMI, were dedicated to international traffic, compared with 33.8% in 1998. Continental anticipates that a majority of its capacity growth in 2000 will be in Europe due to the full year impact of new markets and increased capacity added in 1999. Continental does not intend to add any new European destinations during 2000. As of February 1, 2000, the Company offered 146 weekly departures to 16 European cities and marketed service to 32 other cities through code-sharing agreements. Continental is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other U.S. airline.

The Company's Newark hub is a significant international gateway. From Newark at February 1, 2000, the Company served 16 European cities, five Canadian cities, three Mexican cities, four Central American cities, six South American cities, seven Caribbean destinations, Tel Aviv and Tokyo and markets numerous other destinations through code-sharing arrangements with foreign carriers. The Company recently announced the addition of two South American destinations, one of which will also connect to Houston, and one Caribbean destination for 2000, subject to government approval.

The Company's Houston hub is the focus of its operations in Mexico and Central America. As of February 1, 2000, Continental flew from Houston to 13 cities in Mexico, every country in Central America, six cities in South America, two Caribbean destinations, three cities in Canada, two cities in Europe and Tokyo. Express also serviced three additional cities in Mexico by regional jets and plans to add four more cities in 2000, subject to government approval.

Continental also flies to London, Montreal, Toronto, San Juan and
Cancun from its hub in Cleveland.

Continental Micronesia. CMI is a United States-certificated air carrier transporting passengers, cargo and mail in the western Pacific. From its hub operations based on the island of Guam, CMI provides service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, Australia and Indonesia. Service to these Japanese cities and certain other Pacific Rim destinations is subject to a variety of regulatory restrictions limiting the ability of other carriers to service these markets.

CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Tokyo and Honolulu, each of which CMI serves non-stop from Guam. CMI and Continental also maintain a code-sharing agreement and coordinate schedules on certain flights from the west coast of the United States to Honolulu, and from Honolulu to Guam, to facilitate travel from the United States into CMI's route system.

Foreign Carrier Alliances. Over the last decade, major United States airlines have developed and expanded alliances with foreign air carriers, generally involving adjacent terminal operations, coordinated flights, code-sharing and other joint marketing activities. Continental is the only major United States air carrier operating a hub in the New York City area. Consequently, Continental believes it is uniquely situated to attract alliance partners from Europe, the Far East and South America and has aggressively pursued such alliances. The Company believes that the Northwest Alliance enhances its ability to attract foreign alliance partners. See "Risk Factors Relating to the Company - Risks Regarding Continental/Northwest Alliance".

Continental believes that continuing to develop a network of international alliance partners will better leverage its hub assets by attracting high-yield flow traffic and strengthening its position in large, local (non-connecting) markets and will result in improved returns to the Company. Additionally, Continental can enlarge its scope of service more rapidly and enter additional markets with lower capital and start-up costs through formation of alliances with partners as compared with entering markets independently of other carriers.

Continental seeks to develop alliance relationships that complement the Company's own flying and permit expanded service through Newark and Houston to major international destinations. Route authorities necessary for the Company's own service to certain of these destinations are not currently available to the Company.

Continental has implemented international code-sharing agreements with Alitalia Linee Aeree Italiane, S.P.A. ("Alitalia"), CSA Czech Airlines, British Midland, EVA Airways Corporation, an airline based in Taiwan, Virgin Atlantic Airways ("Virgin"), Viacao Aerea Sao Paulo ("VASP"), Societe Air France ("Air France") and Compania Panamena de Aviacion, S.A. ("COPA"), 49% of the common equity of which is owned by Continental. Upon receipt of government approval, Continental will commence code-sharing arrangements with Aeroservicios Carabobo S.A., a Venezuelan carrier, Avant Airlines, a Chilean carrier, Air Aruba and Air China. In addition, Continental and KLM Royal Dutch Airlines ("KLM") have signed a memorandum of understanding and anticipate finalizing and implementing a comprehensive cooperative marketing agreement by the second quarter of 2000. The joint marketing initiative is to include through check-in of passengers and baggage, reciprocal frequent flyer program participation, reciprocal airport lounge access, and, subject to government approval, codesharing on selected routes. Continental has entered into joint marketing agreements with Aerolineas Centrales de Colombia ("ACES"), for which government approval has not yet been sought.

Certain of Continental's code-sharing agreements involve block-space arrangements (pursuant to which carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Alitalia has agreed to purchase blocks of seats on Continental flights between Newark and Rome and Milan. Continental and Air France purchase blocks of seats on each other's flights between Houston and Newark and Paris. Continental and Virgin exchange blocks of seats on each other's flights between Newark and London, and Continental purchases blocks of seats on eight other routes flown by Virgin between the United Kingdom and the United States.

The Company is negotiating an early termination of its alliance with Air France as a result of Air France's announcement of an alliance with Delta Air Lines, Inc. ("Delta").

The Company might enter into other code-sharing, joint marketing and block-space agreements in 2000, which could include the Company's financial commitment to purchase seats from other carriers.

Employees

As of December 31, 1999, the Company had approximately 51,275 employees (46,550 full-time equivalent employees, including approximately 20,150 customer service agents, reservations agents, ramp and other airport personnel, 8,650 flight attendants, 7,450 management and clerical employees, 6,350 pilots, 3,800 mechanics and 150 dispatchers). Labor costs are a significant component of the Company's expenses and can substantially impact airline results. In 1999, labor costs (including employee incentives) constituted 31.5% of the Company's total operating expenses (excluding fleet disposition/impairment loss). While there can be no assurance that the Company's generally good labor relations and high labor productivity will continue, management has established as a significant component of its business strategy the preservation of good relations with the Company's employees, approximately 42% of whom are represented by unions. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000. The Company is in the process of formulating a plan to bring all employees to industry standard benefits over a multi-year period.

The following is a table of the Company's, Express's and CMI's principal collective bargaining agreements, and their respective amendable dates:

                    Approximate
                     Number of
                     Full-time                        Contract
     Employee        Equivalent   Representing        Amendable
      Group          Employees       Union              Date
Continental Pilots    5,000      Independent        October 2002
                                 Association
                                 of Continental
                                 Pilots ("IACP")

Express Pilots        1,350      IACP               October 2002

Dispatchers             150      Transport Workers  October 2003
                                 Union of America

Continental           3,300      International      January 2002
Mechanics                        Brotherhood of
                                 Teamsters
                                 ("Teamsters")

Express Mechanics       350      Teamsters          January 2003

CMI Mechanics           150      Teamsters          March 2001

Continental           7,800      International      (Negotiations
Flight Attendants                Association of     for amended
                                 Machinists and     contract
                                 Aerospace Workers  ongoing)
                                 ("IAM")

Express                 500      IAM                (Negotiations
Flight Attendants                                   for amended
                                                    contract
                                                    ongoing)

CMI                     350      IAM                June 2000
Flight Attendants

CMI Fleet and           475      Teamsters          March 2001
Passenger Service
Employees

In February 2000, the Company announced a 54-month tentative collective bargaining agreement with its Continental Airlines flight attendants. The agreement is subject to ratification by the Continental Airlines flight attendants. In September 1999, Express and the IAM began collective bargaining negotiations to amend the Express flight attendants' contract (which became amendable in November 1999). The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

The other employees of Continental, Express and CMI are not covered by collective bargaining agreements.

Competition and Marketing

The airline industry is highly competitive and susceptible to price discounting. The Company competes with other air carriers that have substantially greater resources (and in certain cases, lower cost structures) as well as smaller air carriers with low-cost structures. Historically, industry profit margins have been low. However, during 1995 through 1999, industry profit margins improved substantially. See Item 1. "Business. Risk Factors Relating to the Airline Industry" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

As with other carriers, most tickets for travel on Continental are sold by travel agents. Travel agents generally receive commissions measured by the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Airlines often pay additional commissions in connection with special revenue programs.

E-Ticket. In 1999, Continental expanded its electronic ticketing ("E-Ticket") product to 95% of all of its own destinations. E-Tickets result in lower distribution costs to the Company while providing enhanced customer and revenue information. Continental recorded over $3.9 billion in E-Ticket sales in 1999, representing 41% of total sales. During 1999, Continental announced interline E-Ticketing with America West and replaced E-Ticket machines with e-Service Centers. In 2000, the Company plans to implement interline E-Ticketing with its alliance partners as well as some of the other top ten U.S. carriers. The Company expects these features to contribute to an increase in E-Ticket usage and a further reduction in distribution costs.

Internet. Continental's award winning website, www.continental.com ("continental.com") recorded over $165 million in ticket sales in 1999. The site features computer graphics and navigational aids that make it simpler and faster for travelers to purchase tickets and retrieve travel-related information online. The Company implemented its "featured fare" program for customers to make travel plans around special fare offers. Continental online ("COOL") travel specials are available only to online users offering reduced fares for immediate travel on specified dates. During 1999, the Company announced an online promotion to provide frequent flyer bonus miles for customers who use the continental.com website for the first time to book a Continental flight. Combined with online travel agents, the Company recorded over $305 million in ticket sales through the internet during 1999.

Other. In 1999, Continental entered into an agreement with priceline.com, Inc. ("Priceline") which allows customers to purchase airline tickets at an offer price determined by the customer. Continental decides on which routes it will allow seats to be sold by Priceline and the related fare it is willing to accept. Additionally, the Company announced an agreement among the Company, Northwest, Delta and United Air Lines, Inc. to create a new on-line travel web site. To date, 27 U.S. and foreign carriers, including American and US Airways, have signed up to join the web-based travel service. The new site, the first multi-airline travel portal, is expected to provide customers with convenient online access to airline, hotel, car rental and other travel services in addition to internet offers. The site will feature published fares from virtually all carriers worldwide and will welcome the posting of internet fares from other carriers as well.

Frequent Flyer Program

Each major airline has established a frequent flyer program designed to encourage repeat travel on its system. Continental's OnePass program currently allows passengers to earn mileage credits by flying Continental and certain other carriers including Northwest, America West, Alaska Air, Alitalia, Air France, COPA and Gulfstream. The Company also sells mileage credits to credit card companies, phone companies, hotels, car rental agencies and others participating in the OnePass program.

Due to the structure of the program and the low level of redemptions as a percentage of total travel, Continental believes that displacement of revenue passengers by passengers using flight awards has historically been minimal. The number of awards used on Continental represented slightly less than 7% of Continental's total revenue passenger miles in each of the years 1999 and 1998.

Industry Regulation and Airport Access

Continental and its subsidiaries operate under certificates of public convenience and necessity issued by the DOT. Such certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

The airlines are also regulated by the Federal Aviation Administration ("FAA"), primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, Continental has established, and the FAA has approved, a maintenance program for each type of aircraft operated by the Company that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. Continental has retired all of its Stage 2 aircraft in order to meet the FAA's noise compliance requirements with the exception of five Boeing 727 aircraft operated by CMI which are exempt since they are operated outside the United States. The Company intends to retire these five aircraft in 2000.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit the ability of Continental to expand its operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and
judicial decisions.   In addition, some public airports generally
impose passenger facility charges ("PFC's") of up to $3 per segment for a maximum of $12 per roundtrip. Legislation which would increase the PFC to $6 per segment for a maximum of $24 per roundtrip is being considered in a conference committee between the House of Representatives and the Senate. With certain exceptions, these charges are passed on to the customers.

The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers. Various amendments to the slot system proposed from time to time could, if adopted, significantly affect operations at high density traffic airports, significantly change the value of the slots, grant slots to other carriers or for route or aircraft specific usage, expand slots to other airports or eliminate slots entirely.

The DOT has in the past reallocated slots to other carriers and reserves the right to withdraw slots. In addition, the DOT has proposed the elimination of slot restrictions at high density airports other than Reagan National. Legislation containing a similar proposal, which could eliminate slots as early as 2002 at O'Hare and 2007 at LaGuardia and Kennedy, has passed the full House of Representatives and the full Senate and is currently being considered by a conference committee. The Company cannot predict whether any of these proposals will be adopted. However, if legislation or regulation eliminating slots were adopted, the value of such slots could be deemed to be permanently impaired, resulting in a loss being charged to earnings for the relevant period. Moreover, the elimination of slots could have an adverse effect upon future results of operations of the Company. At December 31, 1999, the net book value of the Company's slots at O'Hare, LaGuardia and Kennedy was $52 million, $12 million and $0, respectively.

The availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers. Foreign route authorities may become less valuable to the extent that the United States and other countries adopt "open skies" policies liberalizing entry on international routes. Continental cannot predict what laws and regulations will be adopted or their impact, but the impact could be significant.

Many aspects of Continental's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Risk Factors Relating to the Company

High Leverage and Significant Financing Needs. Continental has a higher proportion of debt compared to its equity capital than some of its principal competitors. In addition, a majority of Continental's property and equipment is subject to liens securing indebtedness. Accordingly, Continental may be less able than some of its competitors to withstand a prolonged recession in the airline industry or respond as flexibly to changing economic and competitive conditions.

As of December 31, 1999, Continental had approximately $3.4 billion (including current maturities) of long-term debt and capital lease obligations and had approximately $1.6 billion of common stockholders' equity. Also at December 31, 1999, Continental had
$1.6 billion in cash and cash equivalents and short-term investments. Continental has lines of credit totaling $225 million.

Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of January 14, 2000, Continental had agreed to acquire a total of 74 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 28 Boeing jet aircraft in 2000. Continental also has options for an additional 118 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. Continental has commitments or letters of intent for backstop financing for approximately 18% of the anticipated remaining acquisition cost of future Boeing deliveries. In addition, at January 14, 2000, Continental has firm commitments to purchase 34 spare engines related to the new Boeing aircraft for approximately $219 million, which will be deliverable through March 2005.

As of January 14, 2000, Express had firm commitments for 43 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 19 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 100 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 15 ERJ-145 and 12 ERJ-135 regional jets in 2000. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 or ERJ-135 aircraft that are not financed by a third party and leased to Continental.

For 1999, cash expenditures under operating leases relating to aircraft approximated $758 million, compared to $702 million for 1998, and approximated $328 million relating to facilities and other rentals compared to $263 million in 1998. Continental expects that its operating lease expenses for 2000 will increase over 1999 amounts.

Additional financing will be needed to satisfy the Company's capital commitments. Continental cannot predict whether sufficient financing will be available for capital expenditures not covered by firm financing commitments.

Continental's Historical Operating Results. Continental has recorded positive net income in each of the last five years. However, Continental experienced significant operating losses in the previous eight years. Historically, the financial results of the U.S. airline industry have been cyclical. Continental cannot predict whether current industry conditions will continue.

Significant Cost of Aircraft Fuel. Fuel costs constitute a significant portion of Continental's operating expense. Fuel costs were approximately 9.7% of operating expenses for the year ended December 31, 1999 (excluding fleet disposition/impairment losses) and 10.2% for the year ended December 31, 1998 (excluding fleet disposition/ impairment losses). Recently, spot jet fuel prices have increased dramatically, rising to 87.3 cents per gallon at January 21, 2000 compared to 58.3 cents per gallon as recently as October 31, 1999. Continental recently announced that if high fuel costs continue without an improvement in the revenue environment, the Company may not post a profit in the first quarter of 2000. Fuel prices and supplies are influenced significantly by international political and economic circumstances. Continental enters into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or otherwise, higher fuel prices or reduction of scheduled airline service could result. Significant changes in fuel costs or continuation of high current jet fuel prices would materially affect Continental's operating results.

Labor Costs. Labor costs constitute a significant percentage of the Company's total operating costs, and the Company experiences competitive pressure to increase wages and benefits. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000. The Company is currently formulating a plan to bring employees to industry standard benefits over a multi-year period.

Certain Tax Matters. At December 31, 1999, Continental had estimated net operating loss carryforwards ("NOLs") of $700 million for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of Continental on April 27, 1993, the ultimate utilization of Continental's NOLs and investment tax credits may be limited. Reflecting this limitation, Continental has a valuation allowance of $263 million at December 31, 1999.

Continental had, as of December 31, 1999, deferred tax assets aggregating $611 million, including $266 million of NOLs. The Company has consummated several transactions which resulted in the recognition of NOLs of the Company's predecessor. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce the value ascribed to routes, gates and slots.

As a result of NOLs, Continental will not pay United States federal income taxes (other than alternative minimum tax) until it has earned approximately an additional $700 million of taxable income following December 31, 1999. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of Continental's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 5.72% for December
1999). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by Continental at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $172 million per year other than through the recognition of future built-in gain transactions.

In November 1998, an affiliate of Northwest completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. and its affiliates, together with certain Class A common stock of the Company held by other investors, totaling 8,661,224 shares of the Class A common stock (the "Air Partners Transaction"). The Company does not believe that the Air Partners Transaction resulted in an ownership change for purposes of Section 382.

Continental Micronesia's Dependence on Japanese Economy and Currency Risk. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the dollar. To reduce the potential negative impact on CMI's earnings, the Company has entered into forward contracts as a hedge against a portion of its expected net yen cash flow position. As of December 31, 1999, the Company had hedged approximately 95% of 2000 projected yen-denominated net cash flows at a rate of 102 yen to $1 US.

Principal Stockholder. As of December 31, 1999, Northwest held approximately 13.2% of the common equity interest and 49.1% of the fully diluted voting power of the Company. In addition, Northwest holds a limited proxy to vote certain additional shares of the Company's common stock that would raise its voting power to approximately 50.9% of the Company's fully diluted voting power.

In connection with the Air Partners Transaction, the Company entered into a corporate governance agreement with certain affiliates of Northwest (the "Northwest Parties") designed to assure the independence of the Company's Board and management during the six-year term of the governance agreement. Under the governance agreement, as amended, the Northwest Parties agreed not to beneficially own voting securities of the Company in excess of 50.1% of the fully diluted voting power of the Company's voting securities, subject to certain exceptions, including third-party acquisitions or tender offers for 15% or more of the voting power of the Company's voting securities. The Northwest Parties deposited all voting securities of the Company beneficially owned by them (other than the shares for which they hold only a limited proxy) in a voting trust with an independent voting trustee requiring that such securities be voted (i) on all matters other than the election of directors, in the same proportion as the votes cast by other holders of voting securities, and (ii) in the election of directors, for the election of independent directors (who must constitute a majority of the Board) nominated by the Board of Directors. However, in the event of a merger or similar business combination or a recapitalization, liquidation or similar transaction, a sale of all or substantially all of the Company's assets, or an issuance of voting securities that would represent more than 20% of the voting power of the Company prior to issuance, or any amendment of the Company's charter or bylaws that would materially and adversely affect Northwest (each, an "Extraordinary Transaction"), the shares may be voted as directed by the Northwest Party owning such shares, and if a third party is soliciting proxies in an election of directors, the shares may be voted at the option of such Northwest Party either as recommended by the Company's Board of Directors or in the same proportion as the votes cast by the other holders of voting securities.

The Northwest Parties also agreed to certain restrictions on the transfer of voting securities owned by them, agreed not to seek to affect or influence the Company's Board of Directors or the control of the management of the Company or the business, operations, affairs, financial matters or policies of the Company or to take certain other actions, and agreed to take all actions necessary to cause independent directors to at all times constitute at least a majority of the Company's Board of Directors. The Company granted preemptive rights to a Northwest Party with respect to issuances of Class A common stock and certain issuances of Class B common stock. The Northwest Parties agreed that certain specified actions, together with any material transactions between the Company and Northwest or its affiliates, including any modifications or waivers of the governance agreement or the alliance agreement, may not be taken without the prior approval of a majority of the Board of Directors, including the affirmative vote of a majority of the independent directors. The governance agreement also required the Company to adopt a shareholder rights plan with reasonably customary terms and conditions, with an acquiring person threshold of 15% (20% in the case of an Institutional Investor) and with appropriate exceptions for the Northwest Parties for actions permitted by and taken in compliance with the governance agreement. A rights plan meeting these requirements was adopted effective November 20, 1998, and amended effective February 8, 2000.

The governance agreement will expire on November 20, 2004, or if earlier, upon the date that the Northwest Parties cease to beneficially own voting securities representing at least 10% of the fully diluted voting power of the Company's voting securities. However, in response to concerns raised by the Department of Justice ("DOJ") in its antitrust review of the Northwest Alliance, the Air Partners Transaction and the related governance agreement between the Company and the Northwest Parties (collectively, the "Northwest Transaction"), a supplemental agreement was adopted in November 1998, which extended the effect of a number of the provisions of the governance agreement for an additional four years. For instance, the Northwest Parties must act to ensure that a majority of the Company's Board is comprised of independent directors, and certain specified actions, together with material transactions between the Company and Northwest or its affiliates, including any modifications or waivers of the supplemental agreement or the alliance agreement, may not be taken without the prior approval of a majority of the Board of Directors, including the affirmative vote of a majority of the independent directors. The Northwest Parties will continue to have the right to vote in their discretion on any Extraordinary Transaction during the supplemental period, but also will be permitted to vote in their discretion on other matters up to 20% of the outstanding voting power (their remaining votes to be cast neutrally, except in a proxy contest, as contemplated in the governance agreement), subject to their obligation set forth in the previous sentence.
If, during the term of the supplemental agreement, the Company's rights plan were amended to allow certain parties to acquire more shares than is currently permitted, or if the rights issued thereunder were redeemed, the Northwest Parties could vote all of their shares in their discretion. Certain transfer limitations are imposed on the Northwest Parties during the supplemental period. The Company has granted preemptive rights to a Northwest Party with respect to issuances of Class A common stock and certain issuances of Class B common stock that occur during such period. The Company has agreed to certain limitations upon its ability to amend its charter, bylaws, executive committee charter and rights plan during
the term of the supplemental agreement.   Following the
supplemental period, the supplemental agreement requires the Northwest Parties to take all actions necessary to cause Continental's Board to have at least five independent directors, a majority of whom will be required to approve material transactions between Continental and Northwest or its affiliates, including the amendment, modification or waiver of any provisions of the supplemental agreement or the alliance agreement.

In certain circumstances, particularly in cases where a change in control of the Company could otherwise be caused by another party, Northwest could exercise its voting power so as to delay, defer or prevent a change in control of the Company.

Continental desires to simplify its equity capital structure and is committed to continuing to repurchase outstanding equity. In connection with its stock repurchase program, the Company has held preliminary discussions with Northwest concerning the acquisition by Continental of all the Class A common stock of Continental held by Northwest in a voting trust (8.7 million shares). The Northwest alliance is beneficial to both carriers, and any transaction would be designed to preserve and strengthen the benefits of the alliance. There can be no assurance as to whether a transaction between Continental and Northwest will be agreed to or consummated, nor can Continental predict the structure, form or amount of consideration or other elements of any such transaction.

Risks Regarding Continental/Northwest Alliance. In November 1998, the Company and Northwest began implementing a long-term global alliance involving extensive code-sharing, frequent flyer reciprocity, and other cooperative activities. Implementation of the Northwest Alliance continued throughout 1999 and is continuing in 2000.

Continental's ability to finalize implementation of the Northwest Alliance and to achieve the anticipated benefits is subject to certain risks and uncertainties, including (a) disapproval or delay by regulatory authorities or adverse regulatory developments; (b) competitive pressures, including developments with respect to alliances among other air carriers; (c) customer reaction to the alliance, including reaction to differences in products and benefits provided by Continental and Northwest; (d) economic conditions in the principal markets served by Continental and Northwest; (e) increased costs or other implementation difficulties, including those caused by employees; and (f) Continental's ability to modify certain contracts that restrict certain aspects of the alliance.

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

On October 23, 1998, the DOJ filed a lawsuit against Northwest and Continental challenging Northwest's acquisition of an interest in Continental. The DOJ did not seek to preliminarily enjoin the transaction before it closed on November 20, 1998, nor is the DOJ challenging the Northwest Alliance at this time, although the DOJ has informed the parties that it continues to investigate certain specific aspects of the alliance. Continental continues to implement its alliance with Northwest. While it is not possible to predict the ultimate outcome of this litigation, management does not believe that it will have a material adverse effect on Continental.

The DOT has continuing jurisdiction to review changes in Continental's ownership and joint venture agreements between major U.S. airlines such as Continental and Northwest. In connection with such reviews, the DOT exempted Continental and Northwest through December 10, 1999, from regulatory approval requirements which the DOT has interpreted to require approval for what it considers de facto route transfers when one U.S. airline holding international route authority acquires control of another U.S. airline holding such authority. The exemption remains in effect pursuant to the Administrative Procedure Act and a renewal application has been submitted to the DOT by Continental and Northwest pending possible further DOT review of the agreements between them to consider whether, in the DOT's view, there has been a de facto route transfer.

If the DOT were to conclude that a de facto route transfer of Continental routes to Northwest were occurring, it would institute a proceeding to determine whether such a transfer was in the public interest. In the past, the DOT has approved numerous transfers, but it has also concluded on occasion that certain overlapping routes in limited-entry markets should not be transferred. In those instances, the DOT has decided those routes should instead become available to other airlines to enhance competition on overlapping routes or between two countries. Continental and Northwest operate overlapping flights on certain limited entry routes and offer service between their primary U.S. hubs and various other countries. If the DOT were to institute a route transfer proceeding, it could consider whether certain of Continental's international routes overlapping with Northwest's on a point-to-point or country-to-country basis should be transferred to Northwest or to another airline. Continental believes that Northwest has not acquired control of Continental, and that there is a significant question as to the DOT's authority to apply a de facto route transfer theory to the current relationship between Northwest and Continental. Continental would vigorously oppose any attempt by the DOT to institute a route transfer proceeding which would consider any reductions in Continental's route authorities.

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

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels have in the past been influenced by, among other things, the general state of the economy (both internationally and domestically), international events, airline capacity and pricing actions taken by carriers. Domestically, from 1990 to 1993, the weak U.S. economy, turbulent international events and extensive price discounting by carriers contributed to unprecedented losses for U.S. airlines. In the last several years, the U.S. economy has improved and excessive price discounting has abated. Recently, industry capacity and growth in the transatlantic markets have resulted in lower yields and revenue per available seat mile in those markets. Continental cannot predict the extent to which these industry conditions will continue.

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

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, "passenger bill of rights" legislation has been introduced in Congress that would, among other things, require the payment of compensation to passengers as a result of certain delays, and limit the ability of carriers to prohibit or restrict usage of certain tickets in manners currently prohibited or restricted. The DOT has proposed rules that would significantly limit major carriers' ability to compete with new entrant carriers. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. See "Industry Regulation and Airport Access" above. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. Continental cannot provide assurance that laws or regulations enacted in the future will not adversely affect it.

Seasonal Nature of Airline Business; Other. Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year for most U.S. air carriers. Continental's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare wars, excise and similar taxes, changing levels of operations, fuel prices, weather, air traffic control delays, foreign currency exchange rates and general economic conditions.

ITEM 2.  PROPERTIES.

Flight Equipment

As shown in the following table, Continental's (including CMI's) jet aircraft fleet (excluding regional jets) consisted of 363 jets at December 31, 1999.

                                            Seats
                   Total                 in Standard  Average Age
  Type            Aircraft Owned Leased Configuration  (In Years)
Three Engine

DC-10-30             28      6     22        242          24.0
727-200               5      2      3        149          21.7

Two Engine

777-200              14      4     10        283           0.9
757-200              38     10     28        183           3.2
737-800              42     12     30        155           0.7
737-700              36     12     24        124           1.0
737-500              66     15     51        104           3.7
737-300              65     14     51        128          12.4
MD-80                69     17     52        141          15.0

                    363     92    271                      8.4

The table above excludes four all-cargo 727 CMI aircraft and one
A300, three 747, three DC-9-30, three DC-10-30 and two 727
Continental aircraft that have been removed from service.

A majority of the aircraft and engines owned by Continental are subject to mortgages.

The FAA adopted rules pursuant to the Airport Noise and Capacity Act of 1990 that required a scheduled phase-out of Stage 2 aircraft during the 1990s. Aircraft operating outside the U.S. are exempt from the phase-out. With the exception of five 727 aircraft operated by CMI, Continental's jet fleet was composed of all Stage 3 aircraft at December 31, 1999.

During 1999, Continental put into service a total of 61 new Boeing aircraft which consisted of 20 737-700 aircraft, 27 737-800 aircraft, six 757-200 aircraft and eight 777-200 aircraft. The Company anticipates taking delivery of 28 new Boeing aircraft and retiring 11 DC-10-30, five 727-200 and three MD-80 aircraft in 2000.

As of December 31, 1999, Express operated a fleet of 147 aircraft, as follows:

                                            Seats
                   Total                 in Standard  Average Age
  Type            Aircraft Owned Leased Configuration  (In Years)
Regional jets
ERJ-145              56      -      56         50          1.4
ERJ-135               6      -       6         37          0.3

Turboprop
ATR-72                2      2       -         64          6.1
ATR-42-500            6      -       6         48          3.3
ATR-42-320           31      4      27         46          9.8
EMB-120              21     11      10         30         10.0
Beech 1900-D         25      -      25         19          3.9

                    147     17     130                     5.0

The table above excludes one EMB-120 owned by the Company but removed from service.

During 1999, Express took delivery of 21 ERJ-145 aircraft and six ERJ-135 aircraft. Also, Express put into service one ATR 42-320 previously subleased. Express anticipates taking delivery of another 15 ERJ-145 aircraft and 12 new ERJ-135 aircraft in 2000.

During December 1999, under a sale and leaseback agreement with Gulfstream, Express sold 25 Beech 1900-D aircraft to Gulfstream in exchange for Gulfstream's assumption of $81 million in debt. Express is leasing these aircraft from Gulfstream for periods ranging from eight to 23 months.

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

In July 1996, the Company announced plans to expand its gates and related facilities into Terminal B at Bush Intercontinental, as well as planned improvements at Terminal C and the construction of a new automated people mover system linking Terminal B and Terminal
C. The majority of the Company's expansion project has been completed. In April 1997 and January 1999, the City of Houston completed the offering of $190 million and $46 million, respectively, aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds") to finance such expansion and improvements. The IAH Bonds are unconditionally guaranteed by Continental. In connection therewith, the Company has entered into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 30 years.

Continental substantially completed the expansion of its facilities at Hopkins International in the third quarter of 1999. The expansion, which included a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, cost approximately $156 million and was funded principally by a combination of tax-exempt special facilities revenue bonds (issued in March 1998) and general airport revenue bonds (issued in December 1997) by the City of Cleveland, Ohio (the "City of Cleveland"). Continental has unconditionally guaranteed the special facilities revenue bonds and has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

In September 1999, the City of Cleveland completed the issuance of $71 million aggregate principal amount of tax-exempt bonds. The bond proceeds were used to refinance $75 million aggregate principal amount in bonds originally issued by the City of Cleveland in 1990 for the purpose of constructing certain terminal and other improvements at Hopkins International. Continental has unconditionally guaranteed the bonds and has a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds, which have a term of 20 years. Continental estimates that it will save approximately $44 million in debt service payments over the 20-year term as a result of the refinancing.

Also in September 1999, the New Jersey Economic Development Authority completed the offering of $730 million aggregate principal amount of tax-exempt special facility revenue bonds to finance a portion of Continental's Global Gateway Program at Newark International Airport. Major construction began in the third quarter of 1999 and is scheduled to be completed in 2002. The program includes construction of a new concourse in Terminal C and other facility improvements. Continental has unconditionally guaranteed the bonds and has entered into a long-term lease with the New Jersey Economic Development Authority under which rental payments will be sufficient to service the related bonds, which have a term of 30 years.

The Company has lease agreements with the City and County of Denver covering several support facilities at Denver International
Airport. The facilities exceed Continental's needs at the airport and the Company has subleased a portion of the space.

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

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of US Airways related to the East End Terminal at LaGuardia. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to occupy the terminal.

ITEM 3.  LEGAL PROCEEDINGS.

Antitrust Litigation

United States of America v. Northwest Airlines Corp. & Continental Airlines, Inc., in the United States District Court for the Eastern District of Michigan, Southern Division. In this litigation, the Antitrust Division of the DOJ is challenging under
Section 7 of the Clayton Act and Section 1 of the Sherman Act the acquisition by Northwest of shares of Continental's Class A common stock bearing, together with certain shares for which Northwest has a limited proxy, more than 50% of the fully diluted voting power of all Continental stock. The government's position is that, notwithstanding various agreements that restrict Northwest's ability to exercise voting control over Continental and are designed to assure Continental's competitive independence, Northwest's control of the Class A common stock will reduce actual and potential competition in various ways and in a variety of markets. The government seeks an order requiring Northwest to divest all voting stock in Continental on terms and conditions as may be agreed to by the government and the Court. No specific relief is sought against Continental. Trial is currently set for October 2000.

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs. The Company (including its predecessors) has been identified as a potentially responsible party at four federal and two state sites that are undergoing or have undergone investigation or remediation. The Company has entered into a settlement agreement with the Environmental Protection Agency ("EPA") with respect to the four federal sites. The settlement agreement provides for EPA to receive an allowed unsecured claim of approximately $1.3 million under the Company's Plan of Reorganization (subject to approval of the Bankruptcy Court) and approximately $230,000 in cash, in full satisfaction of any and all of the Company's liabilities relating to such sites. With respect to the state sites, the Company believes that, although applicable case law is evolving and some cases may be interpreted to the contrary, some or all of any liability claims associated with these sites were discharged by confirmation of the Company's Plan of Reorganization, principally because the Company's exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, the Company believes that its potential liability for its allocable share of the cost to remedy each site (to the extent the Company is found to have liability) is not, in the aggregate, material; however, the Company has not been designated a "de minimis" contributor at any of such sites.

The Company is also and may from time to time become involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties used or previously used by the Company. Although the Company is not currently subject to any environmental cleanup orders imposed by regulatory authorities, it is undertaking voluntary investigation or remediation at certain properties in consultation with such authorities. The full nature and extent of any contamination at these properties and the parties responsible for such contamination have not been determined, but based on currently available information, the Company does not believe that any environmental liability associated with such properties will have a material adverse effect on the Company.

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

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Continental's common stock trades on the New York Stock Exchange.
The table below shows the high and low sales prices for the Company's Class B common stock and Class A common stock as reported on the New York Stock Exchange during 1998 and 1999.

                              Class B             Class A
                            Common Stock        Common Stock
                           High      Low       High      Low
1998 First Quarter . . . $62-1/16  $44       $64-1/4   $47-3/4
     Second Quarter. . . $64       $54-1/16  $64-1/2   $55-3/4
     Third Quarter . . . $65-1/8   $35-3/4   $64-3/4   $36-1/2
     Fourth Quarter. . . $42-13/16 $28-7/8   $43-5/16  $30-7/8

1999 First Quarter . . . $41-11/16 $30       $44-15/16 $34-1/8
     Second Quarter. . . $48       $36-7/16  $48       $36-13/16
     Third Quarter . . . $44-9/16  $31-5/8   $44-3/8   $31-13/16
     Fourth Quarter. . . $44-3/8   $32-3/8   $44-11/16 $32-3/16

As of January 21, 2000, there were approximately 14,774 and 2,893 holders of record of Continental's Class B common stock and Class A common stock, respectively.

The Company has paid no cash dividends on its common stock and has no current intention of paying cash dividends on its common stock. During 1999, the Company's Board of Directors increased the size of its common stock repurchase program by $900 million, bringing the total size of the program to $1.2 billion. In addition, the Company's Board of Directors has also authorized the Company to use up to one-half of its 2000 and later adjusted net income, and all of the net proceeds of future sales of non-strategic assets, for additional stock repurchases. As of January 21, 2000, the Company has repurchased 18,853,600 Class B common shares for $804 million since the inception of the repurchase program in March 1998. Certain of the Company's credit agreements and indentures restrict the ability of the Company and certain of its subsidiaries to pay cash dividends or repurchase capital stock by imposing minimum unrestricted cash requirements on the Company, limiting the amount of such dividends and repurchases when aggregated with certain other payments or distributions and requiring that the Company comply with other covenants specified in such instruments.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The table on the following page sets forth certain consolidated financial data of the Company at December 31, 1999, 1998, 1997,
1996 and 1995 and for each of the five years in the period ended
December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA (Continued)
         (in millions, except per share data)

                                           Year Ended December 31, (1)(2)
                               1999        1998        1997        1996         1995
Operating revenue (3). . . .   $8,639      $7,927      $7,194       $6,347      $5,816

Operating income . . . . . .      600         701         716          525         385

Income before cumulative
  effect of accounting
  changes and extra-
  ordinary charge. . . . . .      488         387         389          325         224

Net income . . . . . . . . .      455         383         385          319         224

Earnings per common share:
    Income before cumulative
      effect of accounting
      changes and extra-
      ordinary charge. . . .     7.02        6.40        6.72         5.87        4.07

    Net income . . . . . . .     6.54        6.34        6.65         5.75        4.07

Earnings per common share
  assuming dilution:
    Income before cumulative
      effect of accounting
      changes and extra-
      ordinary charge. . . .     6.64        5.06        5.03         4.25        3.37

    Net income . . . . . . .     6.20        5.02        4.99         4.17        3.37

ITEM 6.  SELECTED FINANCIAL DATA (Continued)
         (in millions, except per share data)


                                           Year Ended December 31, (1)(2)
                               1999        1998        1997        1996         1995
Proforma Effect Assuming
 Accounting Change-Sale
 of Frequent Flyer Miles -
 is Applied Retroactively:
  Income before
   Extraordinary Charge. . .   $  488      $  382      $  385       $  319      $  219
  Earnings per Common Share.   $ 7.02      $ 6.32      $ 6.65       $ 5.74      $ 3.97
  Earnings per Common Share
   Assuming Dilution . . . .   $ 6.64      $ 5.00      $ 4.98       $ 4.16      $ 3.29

  Net Income . . . . . . . .   $  482      $  378      $  381       $  313      $  219
  Earnings per Common Share.   $ 6.93      $ 6.26      $ 6.58       $ 5.63      $ 3.97
  Earnings per Common Share
   Assuming Dilution . . . .   $ 6.57      $ 4.95      $ 4.93       $ 4.09      $ 3.29

ITEM 6.  SELECTED FINANCIAL DATA (Continued)


                                                 Year Ended December 31,
                                     1999      1998       1997       1996        1995
Total assets . . . . . . . . . . .  $8,223     $7,086     $5,830    $5,206      $4,821

Long-term debt and capital lease
  obligations. . . . . . . . . . .   3,055      2,480      1,568     1,624       1,658

Minority interest (4). . . . . . .       -          -          -        15          27

Continental-Obligated Mandatorily
  Redeemable Preferred Securities
  of Subsidiary Trust holding
  solely Convertible Subordinated
  Debentures (5) . . . . . . . . .       -        111        242       242         242

Redeemable preferred stock (6) . .       -          -          -        46          41

(1)  See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results
     of Operations - Results of Operations" for a discussion of significant transactions in
     1999, 1998 and 1997.  1999 results include a $50 million fleet disposition/impairment loss ($81 million pre-tax) resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.  In addition, 1999 results include a
     $182 million gain ($297 million pre-tax) related to the sale of the Company's interest in AMADEUS and an $18 million net gain ($29 million pre-tax) related to other asset sales, including a portion of the Company's interest in Equant N.V.  1999 results also include the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits under the Company's frequent flyer program.  1998 results include a $122 million fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.  1996 results include a $128 million fleet disposition loss associated with the Company's decision to accelerate the replacement of its DC-9-30, DC-10-10, 727-200, 737-100 and
     737-200 aircraft.  1995 results include a $30 million gain ($108 million pre-tax) from the System One transactions.
(2)  No cash dividends were paid on common stock during the periods shown.
(3)  Certain reclassifications have been made in the prior years' financial data to conform to the current year presentation.
(4)  Continental purchased the United Micronesia Development Association, Inc.'s 9% interest in Air Micronesia, Inc. in 1997.
(5)  The sole assets of the Continental-Obligated Mandatorily Redeemable Preferred Securities
     of Subsidiary Trust ("Trust") were Convertible Subordinated Debentures.  In 1998, approximately $134 million principal amount of such Preferred Securities converted into shares of Class B common stock, and in January 1999, the remainder of such Preferred
     Securities converted into shares of Class B common stock.
(6)  Continental redeemed for cash all of the outstanding shares of its Series A 12%
     Cumulative Preferred Stock in 1997.

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

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, employee job actions (including at other airlines), fare sale activities, excise and similar taxes, changing levels of operations and capacity, fuel prices, weather, air traffic control delays, foreign currency exchange rates, changes in regulations and aviation treaties and general economic conditions. Recently, jet fuel prices have increased dramatically. If high fuel costs continue without an improvement in the revenue environment, the Company may not post a profit in the first quarter of 2000. In addition, industry capacity and growth in the transatlantic markets (including block space arrangements where Continental is obligated to purchase capacity at a fixed price) have resulted in lower yields and revenue per available seat mile in those markets, which trend is expected to continue in 2000. Although the results in Asia of Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of the Company, have declined in recent years, the Company successfully redeployed CMI capacity into stronger domestic markets and CMI's recent results continue to improve. Continental will continue to critically review its growth plans in light of industry conditions and will adjust or redeploy resources, including aircraft capacity, as necessary, similar to its recent decision to accelerate the retirement of certain DC-10-30 aircraft and replace them with narrowbody aircraft on certain transatlantic routes. In addition, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn for the following reasons: underdeveloped hubs with strong local traffic; a flexible fleet plan; a strong cash balance, a $225 million unused revolving credit facility and a well developed alliance network.

Results of Operations

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended December 31, 1999.

Comparison of 1999 to 1998. The Company recorded consolidated net income of $455 million and $383 million for the years ended December 31, 1999 and 1998, respectively. Net income in 1999 was significantly impacted by several non-recurring items, including a $182 million gain on the sale of the Company's interest in AMADEUS Global Travel Distribution S.A. ("AMADEUS") ($297 million pre-tax), a $50 million fleet disposition/impairment loss ($81 million pre-tax) related to the early retirement of several DC-10-30's and other items, the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits to participating partners in the Company's frequent flyer program, a $20 million gain ($33 million pre-tax) on the sale of a portion of the Company's interest in Equant N.V. ("Equant") and a $3 million loss ($4 million pre-tax) on the sale of the Company's warrants to purchase common stock of priceline.com, Inc. ("Priceline"). Net income in 1998 was significantly impacted by a $77 million ($122 million pre-tax) fleet disposition/ impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.

Passenger revenue increased 8.9%, $660 million, during 1999 as compared to 1998. The increase was due to an 11.3% increase in revenue passenger miles, partially offset by a 3.3% decrease in yield. Both yield pressures in the transatlantic markets and a 6.7% increase in average stage length negatively impacted yield.

Cargo and mail revenue increased 10.2%, $28 million, in 1999 as compared to 1998 due to increased domestic and international volumes and new markets added in 1999.

Other operating revenue increased 12.2%, $24 million, in 1999 compared to the prior year primarily due to an increase in fees charged to customers to change advance purchase tickets and also due to an increase in Presidents Club revenue as a result of a larger number of these airport private clubs.

Wages, salaries and related costs increased 13.2%, $292 million, during 1999 as compared to 1998, primarily due to an 8.3% increase in average full-time equivalent employees to support increased flying and higher wage rates resulting from the Company's decision to increase employee wages to industry standard by the year 2000.

Aircraft fuel expense increased 6.1%, $44 million, in 1999 as compared to the prior year. The average price per gallon increased 1.0% from 46.83 cents in 1998 to 47.31 cents in 1999. This increase is net of gains of approximately $105 million recognized during 1999 related to the Company's fuel hedging program. See "Fuel Hedging" below. In addition, the quantity of jet fuel used increased 3.7% principally reflecting increased capacity offset in part by the increased fuel efficiency of the Company's younger fleet.

Aircraft rentals increased 17.0%, $112 million, during 1999 as compared to 1998, due to the delivery of new aircraft.

Commissions expense decreased 1.2%, $7 million, during 1999 as compared to 1998 due to lower rates resulting from international commission caps and a lower volume of commissionable sales, partially offset by increased passenger revenue.

Other rentals and landing fees increased 20.0%, $83 million, primarily due to higher facilities rent due to increased rates and volume and higher landing fees resulting from increased operations.

Depreciation and amortization expense increased 22.4%, $66 million, in 1999 compared to 1998 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by approximately a $5 million reduction in the amortization of routes, gates and slots resulting from the recognition of previously unbenefitted net operating losses ("NOLs") during 1998.

During the fourth quarter of 1999, the Company made the decision to accelerate the retirement of six DC-10-30 aircraft and other items in 1999 and the first half of 2000 and to dispose of related excess inventory. The DC-10-30's will be replaced by Boeing 757 and Boeing 737-800 aircraft on certain routes, and by Boeing 777 aircraft on other routes. In addition, the market value of certain Boeing 747 aircraft no longer operated by the Company has declined. As a result of these items and certain other fleet-related items, the Company recorded a fleet disposition/impairment loss of $81 million in the fourth quarter of 1999.

Approximately $52 million of the $81 million charge relates to the impairment of owned or capital leased aircraft and related inventory held for disposal with a carrying amount of $77 million. The remaining $29 million of the charge relates primarily to costs expected to be incurred related to the return of leased aircraft. As of December 31, 1999, the remaining accrual for the 1999 fleet disposition/impairment loss totaled $12 million. The Company expects to finance the cash outlays primarily with internally generated funds.

Other operating expense increased 14.9%, $243 million, in 1999 as compared to the prior year, primarily as a result of increases in passenger services expense, aircraft servicing expense, reservations and sales expense and other miscellaneous expense, principally due to a 9.7% increase in available seat miles.

Interest expense increased 30.9%, $55 million, due to an increase in long-term debt resulting from the purchase of new aircraft and $200 million of 8% unsecured senior notes issued in December 1998, partially offset by interest savings of $9 million due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock.

Interest income increased 20.3%, $12 million, due to higher average balances of cash, cash equivalents and short-term investments and due to higher rates.

The Company's other nonoperating income (expense) in 1999 includes a $33 million gain on the sale of a portion of the Company's interest in Equant, partially offset by foreign currency losses of $13 million, losses on equity investments of $7 million and a $4 million loss on the sale of the Company's warrants to purchase common stock of Priceline. Other nonoperating income (expense) in 1998 included a $6 million gain on the sale of certain stock of America West Holdings Corporation ("America West Holdings").

Comparison of 1998 to 1997. The Company recorded consolidated net income of $383 million and $385 million for the years ended December 31, 1998 and 1997 (including special charges), respectively. Net income in 1998 was significantly impacted by a $77 million ($122 million pre-tax) fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft. Management believes that the Company benefitted in the first quarter of 1997 from the expiration of the aviation trust fund tax (the "ticket tax"). The ticket tax was reinstated on March 7, 1997. Management believes that the ticket tax has a negative impact on the Company, although neither the amount of such negative impact directly resulting from the reimposition of the ticket tax, nor the benefit realized by its previous expiration, can be precisely determined.

Passenger revenue increased 10.7%, $723 million, during 1998 as compared to 1997. The increase was due to a 12.5% increase in revenue passenger miles, partially offset by a 2.4% decrease in yield. The decrease in yield was due to lower industry-wide fare levels and an 8% increase in average stage length.

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

Depreciation and amortization expense increased 15.7%, $40 million, in 1998 compared to 1997 primarily due to the addition of new aircraft and related spare parts. These increases were partially offset by an approximate $18 million reduction in the amortization of reorganization value in excess of amounts allocable to identifiable assets and routes, gates and slots resulting from the recognition of previously unbenefitted NOLs.

In August 1998, Continental announced that CMI would accelerate the retirement of its four Boeing 747 aircraft by April 1999 and its remaining thirteen Boeing 727 aircraft by December 2000. The Boeing 747s were replaced by DC-10-30 aircraft and the Boeing 727 aircraft were replaced with a reduced number of Boeing 737 aircraft. In addition, Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, announced that it would accelerate the retirement of certain turboprop aircraft by December 2000, including its fleet of 32 Embraer 120 turboprop aircraft, as regional jets are acquired to replace turboprops. As a result of its decision to accelerate the retirement of these aircraft, Continental recorded a fleet disposition/impairment loss of $77 million ($122 million pre-tax) in the third quarter of 1998.

Other operating expense increased 10.3%, $152 million, in 1998 as compared to the prior year, primarily as a result of increases in passenger and aircraft servicing expense, reservations and sales expense and other miscellaneous expense, primarily due to the 10.6% increase in available seat miles.

Interest expense increased 7.2%, $12 million, due to an increase in long-term debt resulting from the purchase of new aircraft.

Interest capitalized increased 57.1%, $20 million, due to increased capital spending and a higher average balance of purchase deposits for flight equipment.

The Company's other nonoperating income (expense) in 1998 included a $6 million gain on the sale of America West Holdings stock.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jets operated by Express, for each of the three years in the period ended December 31, 1999 is as follows:

                          Net Increase/        Net Increase/
                           (Decrease)           (Decrease)
                    1999    1999-1998    1998    1998-1997    1997
Revenue pas-
 senger miles
 (millions) (1) . 60,022    11.3 %      53,910   12.5 %     47,906
Available seat
 miles
 (millions) (2) . 81,946     9.7 %      74,727   10.6 %     67,576
Passenger load
 factor (3) . . .  73.2%     1.1 pts.    72.1%    1.2 pts.   70.9%
Breakeven pas-
 senger load
 factor (4), (5).  65.6%     4.0 pts.    61.6%    1.5 pts.   60.1%
Passenger revenue
 per available
 seat mile
 (cents). . . . .   9.06    (1.8)%        9.23   (0.6)%       9.29
Total revenue per
 available seat
 mile (cents) . .   9.81    (1.4)%        9.95   (1.1)%      10.06
Operating cost
 per available
 seat mile
 (cents) (5). . .   9.03     1.6 %        8.89   (1.7)%       9.04
Average yield
 per revenue
 passenger mile
 (cents) (6). . .  12.37    (3.3)%       12.79   (2.4)%      13.11
Average fare per
 revenue
 passenger. . . .$163.07     3.2 %     $158.02    3.7 %    $152.40
Revenue passengers
 (thousands). . . 45,540     4.4 %      43,625    5.9 %     41,210
Average length of
 aircraft flight
 (miles). . . . .  1,114     6.7 %       1,044    8.0 %        967
Average daily
 utilization of
 each aircraft
 (hours) (7). . .  10:29     2.6 %       10:13    0.0 %      10:13
Actual aircraft
 in fleet at end
 of period (8). .    363       -           363    7.7 %        337

_______________

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. The table above excludes 2.6 billion, 1.9 billion and 738 million available seat miles, together with related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carriers in 1999, 1998 and 1997, respectively, and includes 1.0 billion and 358 million available seat miles, together with related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental in 1999 and 1998, respectively.

 (1)  The number of scheduled miles flown by revenue passengers.
 (2) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
 (3)  Revenue passenger miles divided by available seat miles.
 (4) The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.
 (5) 1999 and 1998 exclude fleet disposition/impairment losses totaling $81 million and $122 million, respectively.
 (6) The average revenue received for each mile a revenue passenger is carried.
 (7) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (8) Excludes all-cargo 727 aircraft (four in 1999 and six in 1998 and 1997) at CMI.

Liquidity and Capital Resources

During 1999, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings:

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

In April 1999, the Company exercised its right and called for redemption in May 1999, all $230 million of its 6-3/4% Convertible Subordinated Notes due 2006. The notes were converted into 7.6 million shares of Class B common stock during May 1999.

Also, in June 1999, the Company completed an offering of $742 million of pass-through certificates used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft delivered in 1999.

In October 1999, Continental sold its interest in AMADEUS for $409 million, including a special dividend.

During 1999, the Company's Board of Directors increased the size of its common stock repurchase program by $900 million, bringing the total size of the program to $1.2 billion. As of January 21, 2000, the Company has repurchased 18,853,600 Class B common shares for $804 million since the inception of the program in March of 1998.

As of December 31, 1999, Continental had approximately $3.4 billion (including current maturities) of long-term debt and capital lease obligations, and had approximately $1.6 billion of common stockholders' equity, a ratio of 2.1 to 1, at both December 31, 1999 and 1998.

As of December 31, 1999, the Company had $1.6 billion in cash and cash equivalents and short-term investments, compared to $1.4 billion as of December 31, 1998. Net cash provided by operating activities decreased $100 million during the year ended December 31, 1999 compared to the same period in the prior year primarily due to a decrease in operating income. Net cash used by investing activities for the year ended December 31, 1999 compared to the same period in the prior year decreased $39 million, primarily due to proceeds received from the sale of AMADEUS and increased proceeds received from the sale of equipment offset by the purchase of short-term investments in 1999. Net cash used by financing activities increased $514 million primarily due to an increase in the purchase of the Company's Class B common stock and a decrease in proceeds received from the issuance of long-term debt.

Continental has unused lines of credit totaling $225 million. A significant amount of Continental's assets are encumbered.

Deferred Tax Assets. As of December 31, 1999, the Company had deferred tax assets aggregating $611 million, including $266 million of NOLs, and a valuation allowance of $263 million.

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $700 million of taxable income following December 31, 1999. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.72% for December
1999). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $172 million per year other than through the recognition of future built-in gain transactions.

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

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of January 14, 2000, Continental had agreed to acquire a total of 74 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 28 Boeing jet aircraft in 2000. Continental also has options for an additional 118 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. Continental has commitments or letters of intent for backstop financing for approximately 18% of the anticipated remaining acquisition cost of future Boeing deliveries. In addition, at January 14, 2000, Continental has firm commitments to purchase 34 spare engines related to the new Boeing aircraft for approximately $219 million which will be deliverable through March 2005.
However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of January 14, 2000, Express had firm commitments for 43 Embraer ERJ-145 ("ERJ-145") regional jets and 19 Embraer ERJ-135 ("ERJ-135") regional jets, with options for an additional 100 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 15 ERJ-145 and 12 ERJ-135 regional jets in 2000. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 or ERJ-135 aircraft that are not financed by a third party and leased to Continental.

Continental expects its cash outlays for 2000 capital expenditures, exclusive of fleet plan requirements, to aggregate $207 million, primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during 1999 aggregated $213 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Continental has certain block-space arrangements whereby it is committed to purchase capacity on other carriers at an aggregate cost of approximately $159 million per year. These arrangements are currently scheduled to expire over the next eight years. Pursuant to other block-space arrangements, other carriers are committed to purchase capacity at a cost of approximately $95 million per year on Continental.

Year 2000. The Year 2000 issue arose as a result of computer programs having been written using two digits (rather than four) to define the applicable year, among other problems. Any information technology ("IT") systems with time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem could also extend to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, the Company was at risk from Year 2000 failures on the part of third party-suppliers and governmental agencies with which the Company interacts.

The Company uses a significant number of computer software programs and embedded operating systems that are essential to its operations. For this reason, the Company implemented a Year 2000 project in late 1995 so that the Company's computer systems would function properly in the year 2000 and thereafter. The Company's Year 2000 project involved the review of a number of internal and third-party systems. Each system was subjected to the project's five phases which consisted of systems inventory, evaluation and analysis, modification implementation, user testing and integration compliance. The Company completed its system review and made certain modifications to its existing software and systems and/or conversions to new software. As a result, the Year 2000 issue did not pose any operational problems.

The Company completed its extensive communications and on-site visits with its significant suppliers, vendors and governmental agencies with which its systems interface and exchange data or upon which its business depends. The Company coordinated efforts with these parties to minimize the extent to which its business would be vulnerable to their failure to remediate their own Year 2000 problems. The Company's business is dependent upon certain domestic and foreign governmental organizations or entities such as the Federal Aviation Administration that provide essential aviation industry infrastructure. The systems of such third parties on which Continental relies did not pose significant operational problems for the Company. Management updated its day-to-day operational contingency plans for possible Year 2000-specific operational requirements. Although passenger travel was lower in the latter part of December and early January due in part, the Company believes, to Year 2000 concerns, the Company does not believe that it has continued exposure to the Year 2000 issue.

The total cost of the Company's Year 2000 project (excluding internal payroll) was $20 million and was funded through cash from operations. In addition, the Company estimates that the negative revenue impact in the latter part of December and early January attributable to the Year 2000 concerns approximated $20 million and $10 million, respectively. The cost of the Year 2000 project was limited by the substantial outsourcing of the Company's systems and the significant implementation of new systems since 1993.

Bond Financings. In July 1996, the Company announced plans to expand its gates and related facilities into Terminal B at Bush Intercontinental Airport, as well as planned improvements at Terminal C and the construction of a new automated people mover system linking Terminal B and Terminal C. The majority of the Company's expansion project has been completed. In April 1997 and January 1999, the City of Houston completed the offering of $190 million and $46 million, respectively, aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH Bonds") to finance such expansion and improvements. The IAH Bonds are unconditionally guaranteed by Continental. In connection therewith, the Company has entered into long-term leases (or amendments to existing leases) with the City of Houston providing for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 30 years.

Continental substantially completed the expansion of its facilities at its Hopkins International Airport hub in Cleveland in the third quarter of 1999. The expansion, which included a new jet concourse for the regional jet service offered by Express, as well as other facility improvements, cost approximately $156 million and was funded principally by a combination of tax-exempt special facilities revenue bonds (issued in March 1998) and general airport revenue bonds (issued in December 1997) by the City of Cleveland, Ohio (the "City of Cleveland"). Continental has unconditionally guaranteed the special facilities revenue bonds and has entered into a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds.

In September 1999, the City of Cleveland completed the issuance of $71 million aggregate principal amount of tax-exempt bonds. The bond proceeds were used to refinance $75 million aggregate principal amount in bonds originally issued by the City of Cleveland in 1990 for the purpose of constructing certain terminal and other improvements at Cleveland Hopkins International Airport. Continental has unconditionally guaranteed the bonds and has a long-term lease with the City of Cleveland under which rental payments will be sufficient to service the related bonds, which have a term of 20 years. Continental estimates that it will save approximately $44 million in debt service payments over the 20-year term as a result of the refinancing.

Also, in September 1999, the New Jersey Economic Development Authority completed the offering of $730 million aggregate principal amount of tax-exempt special facility revenue bonds to finance a portion of Continental's Global Gateway Program at Newark International Airport. Major construction began in the third quarter of 1999 and is scheduled to be completed in 2002. The program includes construction of a new concourse in Terminal C and other facility improvements. Continental has unconditionally guaranteed the bonds and has entered into a long-term lease with the New Jersey Economic Development Authority under which rental payments will be sufficient to service the related bonds, which have a term of 30 years.

Employees. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000. The Company is in the process of formulating a plan to bring employees to industry standard benefits over a multi-year period.

The following is a table of the Company's, Express's and CMI's principal collective bargaining agreements, and their respective amendable dates:

                    Approximate
                     Number of
                     Full-time                        Contract
     Employee        Equivalent   Representing        Amendable
      Group          Employees       Union              Date
Continental Pilots    5,000      Independent        October 2002
                                 Association
                                 of Continental
                                 Pilots ("IACP")

Express Pilots        1,350      IACP               October 2002

Dispatchers             150      Transport Workers  October 2003
                                 Union of America

Continental           3,300      International      January 2002
Mechanics                        Brotherhood of
                                 Teamsters
                                 ("Teamsters")

Express                 350      Teamsters          January 2003
Mechanics

CMI Mechanics           150      Teamsters          March 2001

Continental           7,800      International      (Negotiations
Flight Attendants                Association of     for amended
                                 Machinists and     contract
                                 Aerospace Workers  ongoing)
                                 ("IAM")

Express                 500      IAM                (Negotiations
Flight Attendants                                   for amended
                                                    contract
                                                    ongoing)

CMI                     350      IAM                June 2000
Flight Attendants

CMI Fleet and           475      Teamsters          March 2001
Passenger Service
Employees

In February 2000, the Company announced a 54-month tentative collective bargaining agreement with its Continental Airlines flight attendants. The agreement is subject to ratification by the Continental Airlines flight attendants. In September 1999, Express and the IAM began collective bargaining negotiations to amend the Express flight attendants' contract (which became amendable in November 1999). The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

The other employees of Continental, Express and CMI are not covered by collective bargaining agreements.

Other. The Department of Transportation has proposed the elimination of slot restrictions at high density airports other than Ronald Reagan Washington National Airport in Washington, D.C. Legislation containing a similar proposal, which could eliminate slots as early as 2002 at O'Hare International Airport in Chicago and 2007 at LaGuardia Airport and John F. Kennedy International Airport in New York has passed the full House of Representatives and the full Senate and is currently being considered by a conference committee. The Company cannot predict whether any of these proposals will be adopted. However, if legislation or regulation eliminating slots were adopted, the value of such slots could be deemed to be permanently impaired, resulting in a loss being charged to earnings for the relevant period. Moreover, the elimination of slots could have an adverse effect upon future results of operations of the Company. At December 31, 1999, the net book value of slots at these three airports was $64 million.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries, benefits and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions),
(iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (vi) changes in the Company's fleet and related capacity and (vii) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product, E-Ticket and the internet for bookings, and reduced interest expense.

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

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 1999 and 1998, aircraft fuel accounted for 9.7% and 10.2%, respectively, of the Company's operating expenses (excluding fleet disposition/impairment losses). In order to provide short-term protection (generally three to six months) against a sharp increase in jet fuel prices, the Company from time to time enters into petroleum call options, petroleum swap contracts and jet fuel purchase commitments. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines. As of December 31, 1999, the Company had hedged approximately 24% of its projected 2000 fuel requirements, including 93% related to the first quarter and 8% related to the second quarter using petroleum call options, compared to approximately 25% of its projected 1999 fuel requirements hedged at December 31, 1998 using petroleum swap contracts and purchase commitments. The Company estimates that at December 31, 1999, a ten percent increase in the price per gallon of aircraft fuel would not have a material impact on the fair value of the existing petroleum call options, as compared to an $8 million increase in the fair value of the petroleum swap contracts existing at December 31, 1998.

Foreign Currency. The Company is exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The Company's largest exposure comes from the Japanese yen. However, the Company is attempting to mitigate the effect of certain potential foreign currency losses by entering into forward contracts that effectively enable it to sell Japanese yen expected to be received from yen-denominated net cash flows over the next twelve months at specified exchange rates. As of December 31, 1999, the Company had entered into forward contracts to hedge approximately 95% of its 2000 projected yen-denominated net cash flows, as compared to having in place average rate options and forward contracts to hedge 69% of its 1999 projected yen-denominated net cash flows at December 31, 1998. The Company estimates that at December 31, 1999, a 10% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing forward contracts by $18 million as compared to a $7 million increase in the fair value of existing average rate options and forward contracts at December 31, 1998.

Interest Rates. The Company's results of operations are affected by fluctuations in interest rates (e.g., interest expense on debt and interest income earned on short-term investments).

The Company had approximately $690 million and $599 million of variable-rate debt as of December 31, 1999 and 1998, respectively. The Company has mitigated its exposure on certain variable-rate debt by entering into an interest rate cap (notional amount of $106 million and $125 million as of December 31, 1999 and 1998, respectively) which expires in July 2001. The interest rate cap limits the amount of potential increase in the LIBOR rate component of the floating rate to a maximum of 9% over the term of the contract. If average interest rates increased by 100 basis points during 2000 as compared to 1999, the Company's projected 2000 interest expense would increase by approximately $6 million. At December 31, 1998, an interest rate increase of 100 basis points during 1999 and compared to 1998 was projected to increase 1999 interest expense by approximately $5 million. The interest rate cap does not mitigate this increase in interest expense materially given the current level of such floating rates.

As of December 31, 1999 and 1998, the fair value of $2.2 billion and $1.5 billion (carrying value) of the Company's fixed-rate debt was estimated to be $2.2 billion and $1.5 billion, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates, was approximately $91 million and $70 million as of December 31, 1999 and 1998, respectively. The fair value of the remaining fixed-rate debt at December 31, 1999 and 1998, (with a carrying value of $248 million and $287 million, respectively, and primarily relates to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

If 2000 average short-term interest rates decreased by 100 basis points over 1999 average rates, the Company's projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $11 million during 2000, compared to an estimated $13 million decrease during 1999 measured at December 31, 1998.

Investments in Equity Securities. The Company has a 49% equity investment in Compania Panamena de Aviacion, S.A. ("COPA") and a 28% equity investment in Gulfstream International Airlines, Inc. ("Gulfstream") which are also subject to price risk. However, since a readily determinable market value does not exist for either COPA or Gulfstream (each is privately held), the Company is unable to quantify the amount of price risk sensitivity inherent in these investments. At December 31, 1999 and 1998, the carrying value of COPA was $49 million and $53 million, respectively.

At December 31, 1999, the Company owned approximately 357,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant, which completed an initial public offering in July 1998. As of December 31, 1999, the estimated fair value of these depository certificates was approximately $40 million, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 1999 or 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

                                                       Page No.

Report of Independent Auditors                           F-2

Consolidated Statements of Operations for each of the
  Three Years in the Period Ended December 31, 1999      F-3

Consolidated Balance Sheets as of December 31, 1999
  and 1998                                               F-5

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1999      F-7

Consolidated Statements of Redeemable Preferred Stock
  and Common Stockholders' Equity for each of the
  Three Years in the Period Ended December 31, 1999      F-9

Notes to Consolidated Financial Statements              F-15

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for the sale of mileage credits to participating partners in its frequent flyer program.


                                     ERNST & YOUNG LLP

Houston, Texas
January 17, 2000


                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In millions, except per share data)


                                            Year Ended December 31,
                                           1999      1998      1997
Operating Revenue:
 Passenger. . . . . . . . . . . . . . . . $8,116    $7,456    $6,733
 Cargo and mail . . . . . . . . . . . . .    303       275       258
 Other. . . . . . . . . . . . . . . . . .    220       196       203
                                           8,639     7,927     7,194

Operating Expenses:
 Wages, salaries and related costs. . . .  2,510     2,218     1,814
 Aircraft fuel. . . . . . . . . . . . . .    771       727       885
 Aircraft rentals . . . . . . . . . . . .    771       659       551
 Maintenance, materials and repairs . . .    603       582       537
 Commissions. . . . . . . . . . . . . . .    576       583       567
 Other rentals and landing fees . . . . .    497       414       395
 Depreciation and amortization. . . . . .    360       294       254
 Fleet disposition/impairment losses. . .     81       122         -
 Other. . . . . . . . . . . . . . . . . .  1,870     1,627     1,475
                                           8,039     7,226     6,478

Operating Income                             600       701       716

Nonoperating Income (Expense):
 Interest expense . . . . . . . . . . . .   (233)     (178)     (166)
 Interest income. . . . . . . . . . . . .     71        59        56
 Interest capitalized . . . . . . . . . .     55        55        35
 Gain on sale of AMADEUS. . . . . . . . .    297         -         -
 Other, net . . . . . . . . . . . . . . .      8        11        (1)
                                             198       (53)      (76)

Income before Income Taxes, Cumulative
 Effect of Accounting Changes and
 Extraordinary Charge . . . . . . . . . .    798       648       640

Income Tax Provision. . . . . . . . . . .   (310)     (248)     (237)

Distributions on Preferred Securities
 of Trust, net of applicable income taxes
 of $7 and $8 in 1998 and 1997,
 respectively . . . . . . . . . . . . . .      -       (13)      (14)








                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In millions, except per share data)


                                            Year Ended December 31,
                                           1999      1998      1997
Income before Cumulative Effect of
 Accounting Changes and
 Extraordinary Charge . . . . . . . . . . $  488    $  387    $  389

Cumulative Effect of Accounting
 Changes, Net of Applicable Income
 Taxes of $19 (1) . . . . . . . . . . . .    (33)        -         -

Extraordinary Charge, net of applicable
 income taxes of $2 in 1998 and 1997. . .      -        (4)       (4)

Net Income. . . . . . . . . . . . . . . .    455       383       385

Preferred Dividend Requirements and
 Accretion to Liquidation Value . . . . .      -         -        (2)

Income Applicable to Common Shares. . . . $  455     $ 383    $  383

Earnings per Common Share:
  Income before Cumulative Effect of
    Accounting Changes and
    Extraordinary Charge. . . . . . . . . $ 7.02    $ 6.40    $ 6.72
  Cumulative Effect of Accounting
    Changes . . . . . . . . . . . . . . .  (0.48)        -         -
  Extraordinary Charge. . . . . . . . . .      -     (0.06)    (0.07)
  Net Income. . . . . . . . . . . . . . . $ 6.54    $ 6.34    $ 6.65

Earnings per Common Share Assuming
 Dilution:
  Income before Cumulative Effect of
    Accounting Changes and
    Extraordinary Charge. . . . . . . . . $ 6.64    $ 5.06    $ 5.03
  Cumulative Effect of Accounting
    Changes . . . . . . . . . . . . . . .  (0.44)        -         -
  Extraordinary Charge. . . . . . . . . .      -     (0.04)    (0.04)
  Net Income. . . . . . . . . . . . . . . $ 6.20    $ 5.02    $ 4.99


(1) See Note 1(i) for the proforma effect of retroactive application of the accounting change.




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED BALANCE SHEETS
                 (In millions, except for share data)

                                           December 31,  December 31,
             ASSETS                           1999          1998
Current Assets:
 Cash and cash equivalents. . . . . . . .    $1,198        $1,399
 Short-term investments . . . . . . . . .       392             -
 Accounts receivable, net of allowance
  for doubtful receivables of $20 and
  $22, respectively . . . . . . . . . . .       506           449
 Spare parts and supplies, net of
  allowance for obsolescence of $59 and
  $46, respectively . . . . . . . . . . .       236           166
 Deferred income taxes. . . . . . . . . .       145           234
 Prepayments and other assets . . . . . .       129           106
   Total current assets . . . . . . . . .     2,606         2,354

Property and Equipment:
 Owned property and equipment:
  Flight equipment. . . . . . . . . . . .     3,593         2,459
  Other . . . . . . . . . . . . . . . . .       814           582
                                              4,407         3,041
  Less:  Accumulated depreciation . . . .       808           625
                                              3,599         2,416

 Purchase deposits for flight equipment .       366           410

 Capital leases:
  Flight equipment. . . . . . . . . . . .       300           361
  Other . . . . . . . . . . . . . . . . .        88            56
                                                388           417
  Less:  Accumulated amortization . . . .       180           178
                                                208           239
   Total property and equipment . . . . .     4,173         3,065

Other Assets:
 Routes, gates and slots, net of
  accumulated amortization
  of $345 and $295, respectively. . . . .     1,131         1,181
 Investments. . . . . . . . . . . . . . .        71           151
 Other assets, net. . . . . . . . . . . .       242           335

   Total other assets . . . . . . . . . .     1,444         1,667

     Total Assets . . . . . . . . . . . .    $8,223        $7,086







                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                      CONSOLIDATED BALANCE SHEETS
                 (In millions, except for share data)

                                           December 31,  December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY         1999          1998
Current Liabilities:
 Current maturities of long-term debt . .    $  278        $  184
 Current maturities of capital leases . .        43            47
 Accounts payable . . . . . . . . . . . .       856           843
 Air traffic liability. . . . . . . . . .       962           854
 Accrued payroll and pensions . . . . . .       299           265
 Accrued other liabilities. . . . . . . .       337           249
  Total current liabilities . . . . . . .     2,775         2,442

Long-Term Debt. . . . . . . . . . . . . .     2,855         2,267

Capital Leases. . . . . . . . . . . . . .       200           213

Other Long-Term Liabilities:
 Deferred income taxes. . . . . . . . . .       590           372
 Accruals for aircraft retirements and
  excess facilities . . . . . . . . . . .        69            95
 Other. . . . . . . . . . . . . . . . . .       141           393
  Total other long-term liabilities . . .       800           860

Commitments and Contingencies

Continental-Obligated Mandatorily
 Redeemable Preferred Securities
 of Subsidiary Trust Holding Solely
 Convertible Subordinated
 Debentures . . . . . . . . . . . . . . .         -           111

Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,320,849 shares issued and out-
  standing in 1999 and 11,406,732
  shares issued and outstanding
  in 1998 . . . . . . . . . . . . . . . .         -             -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  63,923,431 shares issued in 1999
  and 53,370,741 shares issued
  in 1998 . . . . . . . . . . . . . . . .         1             1
 Additional paid-in capital . . . . . . .       871           634
 Retained earnings. . . . . . . . . . . .     1,114           659
 Accumulated other comprehensive income .        (1)          (88)
 Treasury Stock - 9,763,684 and 399,524
  Class B shares, respectively, at cost .      (392)          (13)
  Total common stockholders' equity . . .     1,593         1,193
    Total Liabilities and Stockholders'
     Equity . . . . . . . . . . . . . . .    $8,223        $7,086





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In millions)

                                            Year Ended December 31,
                                           1999      1998      1997
Cash Flows From Operating
 Activities:
 Net income . . . . . . . . . . . . . . . $  455   $  383    $  385
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Deferred income taxes. . . . . . . . .    293      224       212
   Depreciation . . . . . . . . . . . . .    284      211       162
   Amortization . . . . . . . . . . . . .     76       83        92
   Fleet disposition/impairment losses. .     81      122         -
   Gain on sale of AMADEUS. . . . . . . .   (297)       -         -
   Gain on sale of other investments. . .    (29)      (6)        -
   Cumulative effect of change in
    accounting principles . . . . . . . .     33        -         -
   Other, net . . . . . . . . . . . . . .    (83)      (4)       34
   Changes in operating assets and
    liabilities:
     Increase in accounts receivable. . .    (53)    (102)       (1)
     Increase in spare parts and
      supplies. . . . . . . . . . . . . .    (99)     (71)      (38)
     Increase in accounts payable . . . .      8       59        71
     Increase in air traffic liability. .    110      108        85
     Other. . . . . . . . . . . . . . . .     (3)    (131)     (103)
 Net cash provided by operating
  activities. . . . . . . . . . . . . . .    776      876       899

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries . . . . (1,174)    (818)     (409)
 Purchase deposits refunded in
  connection with aircraft delivered. . .  1,139      758       141
 Capital expenditures . . . . . . . . . .   (706)    (610)     (417)
 Purchase of short-term investments . . .   (392)       -         -
 Proceeds from sale of AMADEUS, net . . .    391        -         -
 Proceeds from disposition of property
  and equipment . . . . . . . . . . . . .     77       46        29
 Proceeds from sale of other investments.     35        9         -
 Investment in and advances to
  partner airlines. . . . . . . . . . . .    (23)     (53)        -
 Other. . . . . . . . . . . . . . . . . .     (6)     (30)       (1)
  Net cash used by investing activities .   (659)    (698)     (657)





                                              (continued on next page)

                      CONTINENTAL AIRLINES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In millions)

                                            Year Ended December 31,
                                           1999      1998      1997
Cash Flows From Financing Activities:
 Proceeds from issuance of
  long-term debt, net . . . . . . . . . . $  453   $  737    $  517
 Purchase of Class B common stock . . . .   (528)    (223)        -
 Payments on long-term debt and
  capital lease obligations . . . . . . .   (295)    (423)     (676)
 Proceeds from issuance of common stock .     38       56        24
 Proceeds from sale-leaseback
  transactions. . . . . . . . . . . . . .     14       71        39
 Dividends paid on preferred securities
  of trust. . . . . . . . . . . . . . . .      -      (22)      (22)
 Purchase of warrants to purchase
  Class B common stock. . . . . . . . . .      -        -       (94)
 Redemption of redeemable preferred
  stock . . . . . . . . . . . . . . . . .      -        -       (48)
 Other. . . . . . . . . . . . . . . . . .      -        -       (18)
  Net cash (used) provided by financing
   activities . . . . . . . . . . . . . .   (318)     196      (278)

Net (Decrease) Increase in Cash and
 Cash Equivalents . . . . . . . . . . . .   (201)     374       (36)

Cash and Cash Equivalents
 Beginning of Period. . . . . . . . . . .  1,399    1,025     1,061

Cash and Cash Equivalents
 End of Period. . . . . . . . . . . . . . $1,198   $1,399    $1,025

Supplemental Cash Flows Information:
 Interest paid. . . . . . . . . . . . . . $  221   $  157    $  156
 Income taxes paid. . . . . . . . . . . . $   18   $   25    $   12

Investing and Financing Activities
 Not Affecting Cash:
  Property and equipment acquired
   through the issuance of debt . . . . . $  774   $  425    $  207

  Conversion of 6-3/4% Convertible
   Subordinated Notes . . . . . . . . . . $  230   $    -    $    -

  Conversion of trust originated
   preferred securities . . . . . . . . . $  111   $  134    $    -

  Capital lease obligations incurred. . . $   50   $  124    $   22

  Sale-leaseback of Beech 1900-D aircraft $   81   $    -    $    -

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

                                               CONTINENTAL AIRLINES, INC.
                                     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                          STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                       (In millions)

                                                           Retained      Accumulated
                                Redeemable   Additional    Earnings         Other                     Treasury
                                Preferred     Paid-In    (Accumulated   Comprehensive  Comprehensive   Stock,
                                  Stock       Capital      Deficit)        Income         Income      at Cost
Balance, December 31, 1996 . .    $ 46        $  688       $  (109)         $  2           $329       $   -

Net Income . . . . . . . . . .       -             -           385             -            385           -
Purchase of Warrants . . . . .       -           (94)            -             -              -           -
Accumulated Dividends on
 Series A 12% Cumulative
 Preferred Stock . . . . . . .       2            (2)            -             -              -           -
Redemption of Series A
 12% Cumulative Preferred
 Stock . . . . . . . . . . . .     (48)            -             -             -              -           -
Additional Minimum Pension
 Liability, net of applicable
 income taxes of $2. . . . . .       -             -             -            (4)            (4)          -
Other. . . . . . . . . . . . .       -            49             -             -              -           -
Balance, December 31, 1997 . .       -           641           276            (2)           381           -













                                                                                                (continued on next page)

                                               CONTINENTAL AIRLINES, INC.
                                     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                          STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                       (In millions)
                                                           Retained      Accumulated
                                Redeemable   Additional    Earnings         Other                     Treasury
                                Preferred     Paid-In    (Accumulated   Comprehensive  Comprehensive   Stock,
                                  Stock       Capital      Deficit)        Income         Income      at Cost
Net Income . . . . . . . . . .    $  -        $    -       $   383          $  -           $383        $  -
Cumulative Effect of
 Adopting SFAS 133 (see Note 5)
 as of October 1, 1998, net of
 applicable income taxes
 of $1 . . . . . . . . . . . .       -             -             -             1              1           -
Net loss on derivative
 instruments designated and
 qualifying as cash flow
 hedging instruments, net of
 applicable income taxes
 of $4 . . . . . . . . . . . .       -             -             -            (7)            (7)          -
Additional Minimum Pension
 Liability, net of applicable
 income taxes of $41 . . . . .       -             -             -           (76)           (76)          -
Unrealized loss on Marketable
 Equity Securities, net of
 applicable income taxes
 of $1 . . . . . . . . . . . .       -             -             -            (4)            (4)          -
Purchase of Common Stock . . .       -             -             -             -              -        (223)
Reissuance of Treasury Stock
 pursuant to Stock Plans . . .       -             -             -             -              -          50
Issuance of Common Stock
 pursuant to Stock Plans . . .       -            19             -             -              -           -
Conversion of Trust Originated
 Preferred Securities into
 Common Stock. . . . . . . . .       -           (32)            -             -              -         160
Other. . . . . . . . . . . . .       -             6             -             -              -           -
Balance, December 31, 1998 . .       -           634           659           (88)           297         (13)


                                                                                                (continued on next page)


                                               CONTINENTAL AIRLINES, INC.
                                     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                          STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                       (In millions)

                                                           Retained      Accumulated
                                Redeemable   Additional    Earnings         Other                     Treasury
                                Preferred     Paid-In    (Accumulated   Comprehensive  Comprehensive   Stock,
                                  Stock       Capital      Deficit)        Income         Income      at Cost
Net Income . . . . . . . . . .    $  -        $    -         $ 455          $  -           $455       $   -
Net gain on derivative
 instruments designated and
 qualifying as cash flow
 hedging instruments, net of
 reclassification adjustments
 and applicable income taxes
 of $2 . . . . . . . . . . . .       -             -             -             4              4           -
Unrealized gain on marketable
 equity securities, net of
 applicable income taxes . . .       -             -             -             1              1           -
Reduction in additional
 minimum pension liability,
 net of applicable income
 taxes of $43. . . . . . . . .       -             -             -            82             82           -
Purchase of Common Stock . . .       -             -             -             -              -        (528)
Reissuance of Treasury Stock
 pursuant to Stock Plans . . .       -           (18)            -             -              -          69
Conversion of 6-3/4%
 Convertible Subordinated
 Notes into Common Stock . . .       -           161             -             -              -          66
Conversion of Trust Originated
 Preferred Securities into
 Common Stock. . . . . . . . .       -           100             -             -              -          11
Conversion of Class A Common
 Stock to Class B Common
 Stock . . . . . . . . . . . .       -            (3)            -             -              -           3
Other. . . . . . . . . . . . .       -            (3)            -             -              -           -
Balance, December 31, 1999 . .   $   -       $   871      $  1,114         $  (1)          $542       $(392)


                                               CONTINENTAL AIRLINES, INC.
                                     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                          STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                    NUMBER OF SHARES


                                          Redeemable   Class A       Class B
                                          Preferred    Common        Common      Treasury
                                            Stock       Stock         Stock        Stock
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






                                                                                                (continued on next page)


                                               CONTINENTAL AIRLINES, INC.
                                     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
                                          STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                    NUMBER OF SHARES


                                          Redeemable    Class A      Class B
                                          Preferred     Common       Common       Treasury
                                            Stock        Stock        Stock         Stock
Purchase of Common Stock . . . . . . . .       -               -  (13,133,700)   13,133,700
Reissuance of Treasury Stock pursuant
 to Stock Plans. . . . . . . . . . . . .       -               -    1,853,478    (1,853,478)
Reissuance of Treasury Stock pursuant
 to Conversion of Class A to Class B
 Common Stock. . . . . . . . . . . . . .       -         (85,883)      85,883       (85,883)
Issuance of Common Stock pursuant to
 Stock Plans . . . . . . . . . . . . . .       -               -       13,227             -
Conversion of 6-3/4% Convertible
 Subordinated Notes into Common Stock. .      -                -    6,132,055             -
Reissuance of Treasury Stock pursuant
 to Conversion of 6-3/4% Convertible
 Subordinated Notes. . . . . . . . . . .      -                -    1,485,065    (1,485,065)
Conversion of Trust Originated
 Preferred Securities into
 Common Stock. . . . . . . . . . . . . .       -               -    4,407,408             -
Reissuance of Treasury Stock pursuant
 to Conversion of Trust Originated
 Preferred Securities. . . . . . . . . .       -               -      345,114      (345,114)
Balance, December 31, 1999 . . . . . . .       -      11,320,849   54,159,747     9,763,684







The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1999 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express"), and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 219 airports worldwide at January 17, 2000. As of December 31, 1999, Continental flies to 132 domestic and 87 international destinations and offers additional connecting service through alliances with domestic and foreign carriers. Continental directly serves 16 European cities, eight South American cities, Tel Aviv and Tokyo and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

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

(d)  Short-Term Investments -

     The Company invests in commercial paper with original maturities in excess of 90 days but less than 270 days. These investments are classified as short-term investments in the accompanying consolidated balance sheet. Short-term investments are stated at cost, which approximates market value.

(e)  Spare Parts and Supplies -

     Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when incurred in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, for spare parts expected to be on hand the date the aircraft are retired from service, plus allowances for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

(f)  Property and Equipment -

     Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. The estimated useful lives and residual values for the Company's property and equipment are as follows:

                                    Estimated      Estimated
                                   Useful Life   Residual Value
     Jet aircraft. . . . . . . . 25 to 30 years      10-15%
     Turboprop aircraft. . . . . 18 years               10%
     Ground property and
      equipment. . . . . . . . . 2 to 30 years           0%
     Capital lease - flight
      and ground . . . . . . . . Lease Term              0%

(g)  Routes, Gates and Slots -

     Routes are amortized on a straight-line basis over 40 years, gates over the stated term of the related lease and slots over 20 years. Routes, gates and slots are comprised of the following (in millions):

                           Balance at     Accumulated Amortization
                       December 31, 1999    at December 31, 1999

     Routes. . . .          $  732               $157
     Gates . . . .             306                141
     Slots . . . .              93                 47
                            $1,131               $345

(h)  Air Traffic Liability -

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

(i)  Frequent Flyer Program -

     Continental sponsors a frequent flyer program ("OnePass") and records an estimated liability for the incremental cost associated with providing the related free transportation at the time a free travel award is earned. The liability is adjusted periodically based on awards earned, awards redeemed and changes in the OnePass program.

     The Company also sells mileage credits in the OnePass program to participating partners, such as hotels, car rental agencies and credit card companies. During 1999, as a result of the recently issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, which totaled $27 million, net of tax, was applied retroactively to January 1, 1999. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue, net of the incremental cost of providing future air travel, was recorded in the period in which the credits were sold. This change reduced net income for the year ended December 31, 1999 by $21 million ($32 million pre-tax). The Company believes the new method is preferable as it results in a better matching of revenues with the period in which services are provided.

     The pro forma results, assuming the accounting change is applied retroactively, is shown below (in millions except per share data):

                                         1999     1998     1997
     Income before Cumulative Effect
      of Accounting Change and
      Extraordinary Charge . . . . . . $  488   $  382   $  385
     Earnings per Common Share . . . . $ 7.02   $ 6.32   $ 6.65
     Earnings per Common Share
      Assuming Dilution. . . . . . . . $ 6.64   $ 5.00   $ 4.98

     Net Income. . . . . . . . . . . . $  482   $  378   $  381
     Earnings per Common Share . . . . $ 6.93   $ 6.26   $ 6.58
     Earnings per Common Share
      Assuming Dilution. . . . . . . . $ 6.57   $ 4.95   $ 4.93

     Actual per share amounts are shown below for comparative purposes.

     Income before Cumulative Effect
      of Accounting Change and
      Extraordinary Charge . . . . . . $  488   $  387   $  389
     Earnings per Common Share . . . . $ 7.02   $ 6.40   $ 6.72
     Earnings per Common Share
      Assuming Dilution. . . . . . . . $ 6.64   $ 5.06   $ 5.03

     Net Income. . . . . . . . . . . . $  455   $  383   $  385
     Earnings per Common Share . . . . $ 6.54   $ 6.34   $ 6.65
     Earnings per Common Share
      Assuming Dilution. . . . . . . . $ 6.20   $ 5.02   $ 4.99

(j)  Passenger Traffic Commissions -

     Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions not yet recognized as expense is included in Prepayments and other assets in the accompanying Consolidated Balance Sheets.

(k)  Deferred Income Taxes -

     Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

(l)  Maintenance and Repair Costs -

     Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except engine overhaul costs covered by power by the hour agreements, which are accrued on the basis of hours flown.

(m)  Advertising Costs -

     The Company expenses the costs of advertising as incurred.
     Advertising expense was $82 million, $78 million and $78 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(n)  Stock Plans and Awards -

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

(o)  Measurement of Impairment -

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

(p)  Start-Up Costs -

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), requires start-up costs to be expensed as incurred. Continental adopted SOP 98-5 in the first quarter of 1999. This statement requires all unamortized start up costs (e.g., pilot training costs related to induction of new aircraft) to be expensed upon adoption, resulting in a $6 million cumulative effect of a change in accounting principle, net of tax, in the first quarter of 1999.

(q)  Reclassifications -

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

                                       1999      1998      1997
Numerator:
 Income before cumulative effect
  of accounting changes and
  extraordinary charge . . . . . . .   $488      $387      $389
 Cumulative effect of accounting
  changes. . . . . . . . . . . . . .    (33)        -         -
 Extraordinary charge, net of
  applicable income taxes. . . . . .      -        (4)       (4)
 Net income. . . . . . . . . . . . .    455       383       385
 Preferred stock dividends . . . . .      -         -        (2)
 Numerator for basic earnings per
  share - income available to
  common stockholders. . . . . . . .    455       383       383

 Effect of dilutive securities:
  Preferred Securities of Trust. . .      -        11        14
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . .      4         9        11
                                          4        20        25

 Other . . . . . . . . . . . . . . .      -         -        (4)

  Numerator for diluted earnings
   per share - income available to
   common stockholders after
   assumed conversions . . . . . . .   $459      $403      $404

                                       1999      1998      1997

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares. .   69.5      60.3      57.6

 Effect of dilutive securities:
  Employee stock options . . . . . .    1.4       1.7       1.6
  Warrants . . . . . . . . . . . . .      -       0.9       3.5
  Preferred Securities of Trust. . .    0.1       9.8      10.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . .    2.9       7.6       7.6
  Restricted Class B common stock. .      -         -       0.4
 Dilutive potential common shares. .    4.4      20.0      23.4

  Denominator for diluted earnings
   per share - adjusted weighted-
   average and assumed conversions .   73.9      80.3      81.0

Approximately 1.1 million in 1999 and 1.4 million in 1998 of weighted average options to purchase shares of the Company's Class B common stock, par value $.01 per share ("Class B common stock"), were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):

                                                1999      1998
Secured
Notes payable, interest rates of 5.00% to
 7.73%, payable through 2019 . . . . . . . .  $1,817    $  886
Floating rate notes, interest rates of
 LIBOR plus 0.75% to 1.25%, Eurodollar
 plus 1.0%, or Commercial Paper,
 payable through 2009. . . . . . . . . . . .     241       223
Revolving credit facility totaling $160
 million, floating interest rates of
 LIBOR or Eurodollar plus 1.125% to 1.375%,
 payable through 2001. . . . . . . . . . . .     160        57
Notes payable, interest rates of 8.49% to
 9.46%, payable through 2008 . . . . . . . .      51        66
Notes payable, interest rates of 7.13% to
 7.15%, payable through 1999 . . . . . . . .       -        86

Unsecured
Senior notes payable, 9.5%, payable
 through 2001. . . . . . . . . . . . . . . .     242       250
Credit facility, floating interest rate
 of LIBOR or Eurodollar plus 1.0%,
 payable through 2002. . . . . . . . . . . .     215       245
Senior notes payable, interest rate of
 8.0%, payable through 2005. . . . . . . . .     200       200
Notes payable, interest rate of 8.125%,
 payable through 2008. . . . . . . . . . . .     110       110
Floating rate note, interest rate of LIBOR
 or Eurodollar plus 1.25%, payable
 through 2004. . . . . . . . . . . . . . . .      74        74
Convertible subordinated notes, interest
 rate of 6.75% . . . . . . . . . . . . . . .       -       230
Other. . . . . . . . . . . . . . . . . . . .      23        24
                                               3,133     2,451
Less:  current maturities. . . . . . . . . .     278       184
Total. . . . . . . . . . . . . . . . . . . .  $2,855    $2,267

At December 31, 1999 and 1998, the LIBOR and Eurodollar rates associated with Continental's indebtedness approximated 6.0% and 5.1% and 6.0% and 5.1%, respectively. The Commercial Paper rate was 6.1% and 5.5% as of December 31, 1999 and 1998, respectively.

A majority of Continental's property and equipment is subject to agreements securing indebtedness of Continental.

In July 1997, Continental entered into a $575 million credit facility (the "Credit Facility"), including a $275 million term loan, the proceeds of which were loaned to CMI to repay its existing $320 million secured term loan. In connection with this prepayment, Continental recorded a $4 million after tax extraordinary charge relating to early extinguishment of debt. The Credit Facility also includes a $225 million revolving credit facility with a commitment fee of 0.225% per annum on the unused portion, and a $75 million term loan commitment with a current floating interest rate of Libor or Eurodollar plus 1.25%. At December 31, 1999 and 1998, no borrowings were outstanding under the $225 million revolving credit facility. During 1998, the Credit Facility became unsecured due to an upgrade of Continental's credit rating by Standard and Poor's Corporation.

The Credit Facility does not contain any financial covenants relating to CMI other than covenants restricting CMI's incurrence of certain indebtedness and pledge or sale of assets. In addition, the Credit Facility contains certain financial covenants applicable to Continental and prohibits Continental from granting a security interest on certain of its international route authorities and its stock in Air Micronesia, Inc., CMI's parent company.

In April 1998, the Company completed an offering of $187 million of pass-through certificates to be used to refinance the debt related to 14 aircraft currently owned by Continental. In connection with this refinancing, Continental recorded a $4 million after tax extraordinary charge to consolidated earnings in the second quarter of 1998 related to the early extinguishment of such debt.

At December 31, 1999, under the most restrictive provisions of the Company's debt and credit facility agreements, the Company had a minimum cash balance requirement of $600 million, a minimum net worth requirement of $972 million and was restricted from paying cash dividends in excess of $576 million.

On April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4%
Convertible Subordinated Notes due 2006. The notes were converted into 7.6 million shares of Class B common stock during May 1999.

Maturities of long-term debt due over the next five years are as follows (in millions):

Year ending December 31,
     2000. . . . . . . . . . . . . . . . . .    $278
     2001. . . . . . . . . . . . . . . . . .     592
     2002. . . . . . . . . . . . . . . . . .     266
     2003. . . . . . . . . . . . . . . . . .     170
     2004. . . . . . . . . . . . . . . . . .     239

NOTE 4 - LEASES

Continental leases certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most leases also include both renewal options and purchase options.

At December 31, 1999, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under aircraft and engine operating leases, that have initial or remaining noncancellable lease terms in excess of one year, are as follows (in millions):

                                             Capital   Operating
                                              Leases    Leases
Year ending December 31,
     2000. . . . . . . . . . . . . . . . . .  $ 59      $  851
     2001. . . . . . . . . . . . . . . . . .    50         823
     2002. . . . . . . . . . . . . . . . . .    46         753
     2003. . . . . . . . . . . . . . . . . .    28         700
     2004. . . . . . . . . . . . . . . . . .    26         652
     Later years . . . . . . . . . . . . . .    96       6,080

Total minimum lease payments . . . . . . . .   305      $9,859
Less:  amount representing interest. . . . .    62
Present value of capital leases. . . . . . .   243
Less:  current maturities of capital
 leases. . . . . . . . . . . . . . . . . . .    43
Long-term capital leases . . . . . . . . . .  $200

Not included in the above operating lease table is approximately
$493 million of annual average minimum lease payments for each of the next five years relating to non-aircraft leases, principally airport and terminal facilities and related equipment.

Continental is the guarantor of $1.2 billion aggregate principal amount of tax-exempt special facilities revenue bonds. These bonds, issued by various airport municipalities, are payable solely from rentals paid by Continental under long-term agreements with the respective governing bodies.

At December 31, 1999, the Company, including Express, had 382 and
19 aircraft under operating and capital leases, respectively.
These leases have remaining lease terms ranging from one month to 22 years.

The Company's total rental expense for all operating leases, net of sublease rentals, was $1.1 billion, $922 million and $787 million in 1999, 1998 and 1997, respectively.

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

The Company accounts for the call options and swap contracts as cash flow hedges. In accordance with SFAS 133, such financial instruments are marked-to-market using forward prices and fair market value quotes with the offset to other comprehensive income, net of applicable income taxes and hedge ineffectiveness and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call options and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices, which was not material for the years ended December 31, 1999 and 1998. For the year ended December 31, 1999, the Company recognized approximately a $105 million net gain on its fuel hedging program. The gain is included in fuel expense in the accompanying consolidated statement of operations.

At December 31, 1999, the Company had petroleum call options outstanding with an aggregate notional amount of approximately $310 million and an immaterial fair value. The notional value of the Company's petroleum swap contracts outstanding at December 31, 1998 was $82 million with a fair value of $6 million loss, which was recorded in other current liabilities with the offset to other comprehensive income, net of applicable income taxes and hedge ineffectiveness. The loss was recognized in earnings during 1999.

Foreign Currency Exchange Risk Management

The Company uses a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with Japanese yen-denominated net cash flows for the next nine to twelve months. The average rate options and forward contracts have only nominal intrinsic value at the time of purchase.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS 133, such financial instruments are marked-to-market using forward prices and fair market value quotes with the offset to other comprehensive income, net of applicable income taxes and hedge ineffectiveness and then subsequently recognized as a component of other revenue when the underlying net cash flows are realized. The Company measures hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during 1999 or 1998.

At December 31, 1999, the Company had yen forward contracts outstanding with an aggregate notional amount of $197 million and a fair value loss of $5 million. The notional amount of the Company's yen average rate options and forward contracts outstanding at December 31, 1998 was $78 million and $76 million, respectively, with a total fair value loss of $3 million. Unrealized losses are recorded in other current liabilities with the offset to other comprehensive income, net of applicable income taxes and hedge ineffectiveness. The unrealized loss at December 31, 1999 will be recognized in earnings within the next twelve months.

Interest Rate Risk Management

The Company entered into an interest rate cap agreement to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $106 million and $125 million as of December 31, 1999 and 1998, respectively, and is effective through July 31, 2001. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset in the accompanying consolidated balance sheet with the offset, net of any hedge ineffectiveness (which is not material) recorded as interest expense and net of applicable income taxes, to other comprehensive income. The fair value of the interest rate cap was not material as of December 31, 1999 or 1998. As interest expense on the underlying hedged debt is recognized, corresponding amounts are removed from other comprehensive income and charged to interest expense. Such amounts were not material during 1999 or 1998.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period October 1 (the date of the Company's adoption of SFAS 133) through December 31, 1998 and for the year ended December 31, 1999 (in millions):

                                             1999      1998
Accumulated derivative loss included in
  other comprehensive income at beginning
  of period. . . . . . . . . . . . . . . .  $ (6)     $  -
Cumulative effect of adopting SFAS 133 as
  of October 1, 1998, net. . . . . . . . .     -         1
(Gains)/losses reclassified into earnings
  from other comprehensive income, net . .   (63)        -
Change in fair value of derivatives, net .    67        (7)
Accumulated loss included in other
  comprehensive income, net. . . . . . . .  $ (2)     $ (6)

Other Financial Instruments

(a)  Cash equivalents -

     Cash equivalents consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short maturity.

(b)  Short-term Investments -

     Short-term investments consist primarily of commercial paper with original maturities in excess of 90 days but less than 270 days and approximate fair value due to their short maturity.

(c)  Investment in Equity Securities -

     Continental's investment in America West Holdings Corporation is classified as available-for-sale and carried at an aggregate market value of approximately $3 million at both December 31, 1999 and 1998. Included in stockholders' equity at both December 31, 1999 and 1998 are net unrealized gains of $1 million.

     In May 1998, the Company acquired a 49% interest in Compania Panamena de Aviacion, S.A. ("COPA") for $53 million. The investment is accounted for under the equity method of accounting. As of December 31, 1999 and 1998, the excess of the amount at which the investment is carried and the amount of underlying equity in the net assets was $40 million and $43 million, respectively. This difference is being amortized over 40 years.

     On October 20, 1999, Continental sold its interest in AMADEUS Global Travel Distribution, S.A. ("AMADEUS") for $409 million, including a special dividend. The sale, which occurred as part of AMADEUS's initial public offering resulted in a gain of approximately $297 million. As of December 31, 1998, Continental's investment in AMADEUS was carried at cost ($95 million), since a readily determinable market value did not exist.

     At December 31, 1999, the Company owned approximately 357,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. ("Equant"), which completed an initial public offering in July 1998. As of December 31, 1999, the estimated fair value of these depository certificates was approximately $40 million, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 1999 or 1998.

     In December 1999, the Company acquired a 28% interest in Gulfstream International Airlines, Inc. ("Gulfstream"). The investment is accounted for under the equity method of accounting.

     In 1999, Continental received 1,500,000 warrants to purchase common stock of priceline.com, Inc. ("Priceline") at an exercise price of $59.93 per share (the "Warrants"). In the fourth quarter of 1999, the Company sold the Warrants for $18 million, resulting in a loss of approximately $4 million.

(d)  Debt -

     The fair value of the Company's debt with a carrying value of $2.75 billion and $1.98 billion at December 31, 1999 and 1998, respectively, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability or market prices, approximate $2.53 billion and $1.88 billion, respectively.
     The fair value of the remaining debt (with a carrying value of $383 million and $473 million, respectively, and primarily relating to aircraft modification notes and various loans with immaterial balances) was not practicable to estimate due to the large number and small dollar amounts of these notes.

NOTE 6 - PREFERRED SECURITIES OF TRUST

Continental Airlines Finance Trust, a Delaware statutory business trust (the "Trust") with respect to which the Company owned all of the common trust securities, had 2,298,327 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") outstanding at December 31, 1998. In November 1998, the Company exercised its right and called for redemption approximately half of its outstanding TOPrS. The TOPrS were convertible into shares of Class B common stock at a conversion price of $24.18 per share of Class B common stock. As a result of the call for redemption, 2,688,173 TOPrS were converted into 5,558,649 shares of Class B common stock. In December 1998, the Company called for redemption the remaining outstanding TOPrS. As a result of the second call, the remaining 2,298,327 TOPrS were converted into 4,752,522 shares of Class B common stock during January 1999.

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

NOTE 7 - PREFERRED, COMMON AND TREASURY STOCK

Preferred Stock

Continental has 10 million shares of authorized preferred stock, none of which was outstanding as of December 31, 1999 or 1998.

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

The Company's Certificate of Incorporation permits shares of the Company's Class A common stock to be converted into an equal number of shares of Class B common stock. During 1999 and 1998, 85,883 and 12,200 shares of the Company's Class A common stock, respectively, were so converted.

Treasury Stock

The Company's Board of Directors has authorized the expenditure of up to $1.2 billion to repurchase shares of the Company's Class A common stock and Class B common stock or securities convertible into Class B common stock. The Company's Board of Directors also authorized the Company to use up to one-half of its 2000 and later adjusted net income, and all of the net proceeds of future sales of non-strategic assets, for additional stock repurchases. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. No time limit was placed on the duration of the repurchase program. As of December 31, 1999, the Company had repurchased 17,586,400 shares of Class B common stock for $751 million since the inception of the repurchase program in March 1998.

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

NOTE 8 - STOCK PLANS AND AWARDS

Stock Options

On October 4, 1999, the Board of Directors adopted the Continental Airlines, Inc. Incentive Plan 2000 (the "2000 Incentive Plan"), subject to approval by the stockholders of the Company at the annual stockholders meeting in May 2000. The 2000 Incentive Plan provides that the Company may grant awards (options, restricted stock awards, performance awards or incentive awards) to non-employee directors of the Company or employees of the Company or its subsidiaries. Subject to adjustment as provided in the Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the Incentive Plan may not exceed 3,000,000 shares, which may be originally issued or treasury shares or a combination thereof.

The stockholders of the Company have approved the Company's 1998 Stock Incentive Plan, 1997 Stock Incentive Plan and 1994 Incentive Equity Plan (collectively, the "Plans") under which the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors and employees of the Company or its subsidiaries. Subject to adjustment as provided in the Plans, the aggregate number of shares of Class B common stock that may be issued may not exceed 16,500,000 shares, which may be originally issued or treasury shares or a combination thereof. Options granted under the Plans are awarded with an exercise price equal to the fair market value of the stock on the date of grant. The total shares remaining available for grant under the Plans at December 31, 1999 was 969,327. No options may be awarded under the 1994 Incentive Equity Plan after December 31, 1999. Stock options granted under the Plans generally vest over a period of three to four years and have a term of five years.

Under the terms of the Plans, a change of control would result in all outstanding options under these plans becoming exercisable in full and restrictions on restricted shares being terminated.

The table on the following page summarizes stock option transactions pursuant to the Company's Plans (share data in thousands):

                           1999                     1998                     1997
                             Weighted-                 Weighted-                Weighted-
                             Average                   Average                  Average
                 Options  Exercise Price   Options  Exercise Price  Options  Exercise Price
Outstanding at
 Beginning of
 Year. . . . . .  9,683       $30.31       5,998       $22.62        5,809        $17.37

Granted. . . . .  1,055       $33.38       6,504       $43.75        1,968        $29.34

Exercised  . . . (1,464)      $16.54        (807)      $19.53       (1,582)       $11.72

Cancelled. . . .   (269)      $37.41      (2,012)      $55.18         (197)       $22.49

Outstanding at
 End of Year . .  9,005       $32.69       9,683       $30.31        5,998        $22.62

Options
 exercisable
 at end of
 year (1). . . .   4,845      $29.13       5,174       $23.56        1,229        $20.61

(1)  On November 20, 1998, Air Partners disposed of its interest in the Company to Northwest, resulting in a change of control under the terms of the Plans.  As a result, all options and restricted stock then outstanding under these plans became exercisable and fully vested, respectively.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 1999 (share data in thousands):

                       Options Outstanding

                                     Weighted
                                     Average
                                    Remaining
   Range of                        Contractual  Weighted Average
Exercise Prices       Outstanding     Life       Exercise Price
 $4.56-$8.00              208         0.68           $7.80
 $8.19-$22.13             183         2.03          $16.64
$22.38-$28.63           2,468         1.76          $26.12
$28.75-$32.13           2,616         3.45          $30.31
$32.25-$56.81           3,530         3.92          $41.35

 $4.56-$56.81           9,005         3.08          $32.69


                       Options Exercisable

   Range of                                     Weighted Average
Exercise Prices            Exercisable           Exercise Price

 $4.56-$8.00                   208                  $ 7.80
 $8.19-$22.13                  183                  $16.64
$22.38-$28.63                2,468                  $26.12
$28.75-$32.13                  917                  $29.71
$32.25-$56.81                1,069                  $41.90

 $4.56-$56.81                4,845                  $29.13

Employee Stock Purchase Plans

All employees of the Company are eligible to participate in the Company's stock purchase program under which they may purchase shares of Class B common stock of the Company at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. During 1999 and 1998, 526,729 and 305,978 shares, respectively, of Class B common stock were issued at prices ranging from $27.84 to $49.41 in 1999 and $29.33 to $49.41 in 1998. During 1997, 218,892 shares of Class B common stock were issued at prices ranging from $19.55 to $29.33.

Pro Forma SFAS 123 Results

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 4.9%, 4.9% and 6.1%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 43% for 1999, 40% for 1998 and 34% for 1997; and a weighted-average expected life of the option of 3.1 years, 3.0 years and 2.5 years. The weighted average grant date fair value of the stock options granted in 1999, 1998 and 1997 was $11.13, $13.84 and $7.87 per option, respectively.

The fair value of the purchase rights under the stock purchase plans was also estimated using the Black-Scholes model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk free interest rates of 4.7%, 4.7% and 5.2%; dividend yields of 0%; expected volatility of 43% for 1999, 40% for 1998 and 34% for 1997; and an expected life of .25 years for 1999,
 .25 years for 1998 and .33 years for 1997. The weighted-average fair value of the purchase rights granted in 1999, 1998 and 1997 was $7.72, $9.10 and $7.38, respectively.

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

Assuming that the Company had accounted for its employee stock options and purchase rights using the fair value method and amortized the resulting amount to expense over the options' vesting period, net income would have been reduced by $24 million, $18 million and $11 million for the years ended December 31, 1999, 1998 and 1997, respectively. Basic EPS would have been reduced by 35 cents, 30 cents and 18 cents for the years ended December 31, 1999, 1998 and 1997, respectively, and diluted EPS would have been reduced by 33 cents, 23 cents and 14 cents for the same periods, respectively. The pro forma effect on net income is not representative of the pro forma effects on net income in future years because it did not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows (in millions):

                                               Unrealized
                                                  Gain/
                      Minimum   Unrealized      (Loss) on
                      Pension   Gain/(Loss)    Derivative
                     Liability on Investments Instruments Total
Balance at
 December 31, 1996 .   $ (2)       $  4         $  -      $  2
Current year net
 change in other
 comprehensive
 income. . . . . . .     (4)          -            -        (4)
Balance at
 December 31, 1997 .     (6)          4            -        (2)
Current year net
 change in other
 comprehensive
 income. . . . . . .    (76)         (4)          (6)      (86)
Balance at
 December 31, 1998 .    (82)          -           (6)      (88)
Current year net
 change in other
 comprehensive
 income. . . . . . .     82           1            4        87
Balance at
 December 31, 1999 .   $  -        $  1         $ (2)     $ (1)

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all domestic employees of the Company are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. For the years ended December 31, 1999, 1998 and 1997, total expense for the defined contribution plan was $14 million, $8 million and $6 million, respectively.

The following table sets forth the defined benefit pension plans' change in projected benefit obligation for 1999 and 1998:

                                     1999      1998
                                     (in millions)
Projected benefit obligation at
 beginning of year . . . . . . . .  $1,230    $  846
Service cost . . . . . . . . . . .      66        55
Interest cost. . . . . . . . . . .      90        69
Plan amendments. . . . . . . . . .      54       110
Actuarial (gains) losses . . . . .     (47)      178
Benefits paid. . . . . . . . . . .     (93)      (28)
Projected benefit obligation at
 end of year . . . . . . . . . . .  $1,300    $1,230

The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for 1999 and 1998:

                                     1999      1998
                                     (in millions)
Fair value of plan assets at
 beginning of year . . . . . . . .  $  781    $  633
Actual return on plan assets . . .     138        75
Employer contributions . . . . . .     187       101
Benefits paid. . . . . . . . . . .     (93)      (28)
Fair value of plan assets at
 end of year . . . . . . . . . . .  $1,013    $  781

Pension cost recognized in the accompanying consolidated balance sheets is computed as follows:

                                     1999      1998
                                     (in millions)
Funded status of the plans -
 net underfunded . . . . . . . . .  $ (287)   $ (449)
Unrecognized net actuarial loss. .     152       256
Unrecognized prior service cost. .     143       113
Net amount recognized. . . . . . .       8       (80)

Prepaid benefit cost . . . . . . .      12         2
Accrued benefit liability. . . . .     (78)     (320)
Intangible asset . . . . . . . . .      74       113
Accumulated other comprehensive
 income. . . . . . . . . . . . . .       -       125
Net amount recognized. . . . . . .  $    8    $  (80)

The $125 million charge to other comprehensive income in 1998 was reversed in 1999 due to favorable asset performance and an increase in the weighted average assumed discount rate.

Net periodic defined benefit pension cost for 1999, 1998 and 1997 included the following components:

                                     1999      1998      1997
                                           (in millions)
Service cost . . . . . . . . . . .  $   66    $   55    $   38
Interest cost. . . . . . . . . . .      90        69        51
Expected return on plan assets . .     (84)      (64)      (49)
Amortization of prior service
  cost . . . . . . . . . . . . . .      13         6         1
Amortization of unrecognized
  net actuarial loss . . . . . . .      13         4         -
Net periodic benefit cost. . . . .  $   98    $   70    $   41

The following actuarial assumptions were used to determine the actuarial present value of the Company's projected benefit obligation:

                                     1999      1998      1997
Weighted average assumed
  discount rate. . . . . . . . . .    8.25%      7.0%     7.25%
Expected long-term rate of
  return on plan assets. . . . . .    9.50%     9.50%     9.25%
Weighted average rate of
  compensation increase. . . . . .4.98%-5.27%   5.30%     4.90%

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were $1.3 billion, $1.1 billion and $1.0 billion, respectively, as of December 31, 1999, and $1.2 billion, $1.1 billion and $771 million, respectively, as of December 31, 1998.

During 1999 and 1998, the Company amended its benefit plan as a result of changes in benefits pursuant to new collective bargaining agreements.

Plan assets consist primarily of equity securities, long-term debt securities and short-term investments.

Continental's policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service ("IRS") requirements as modified, to the extent applicable, by agreements with the IRS.

The Company also has a profit sharing program under which an award pool consisting of 15% of the Company's annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all employees (other than employees whose collective bargaining agreement provides otherwise or who otherwise receive profit sharing payments as required by local law) on a pro rata basis according to base salary. The profit sharing expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 was $62 million, $86 million and $105 million, respectively.

NOTE 11 - INCOME TAXES

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax provision for the years ended December 31, 1999, 1998 and 1997 are as follows (in millions):

                            Amount                Percent
                      1999   1998   1997   1999    1998    1997
Income tax pro-
 vision at
 United States
 statutory rates . .  $279   $227   $224   35.0%   35.0%   35.0 %
State income tax
 provision . . . . .    12     10      9    1.5     1.5     1.4
Meals and
 entertainment
 disallowance. . . .    11     10      9    1.3     1.5     1.4
Net operating loss
 not previously
 benefitted. . . . .     -      -    (15)     -       -    (2.3)
Other. . . . . . . .     8      1     10    1.1     0.3     1.6
Income tax
 provision, net. . .  $310   $248   $237   38.9%   38.3%   37.1 %

The significant component of the provision for income taxes for the year ended December 31, 1999, 1998 and 1997 was a deferred tax provision of $293 million, $231 million and $220 million, respectively. The provision for income taxes for each of the years ended December 31, 1999, 1998 and 1997 also reflects a current tax provision in the amount of $17 million, as the Company is in an alternative minimum tax position for federal income tax purposes and pays current state and foreign income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows (in millions):

                                              1999       1998
Spare parts and supplies, fixed assets
 and intangibles . . . . . . . . . . . . .   $  590     $  536
Deferred gain. . . . . . . . . . . . . . .       61         57
Capital and safe harbor lease activity . .       73         46
Other, net . . . . . . . . . . . . . . . .       69         39

Gross deferred tax liabilities . . . . . .      793        678

Accrued liabilities. . . . . . . . . . . .     (254)      (347)
Net operating loss carryforwards . . . . .     (266)      (372)
Investment tax credit carryforwards. . . .      (45)       (45)
Minimum tax credit carryforward. . . . . .      (46)       (37)
Other. . . . . . . . . . . . . . . . . . .        -         (2)

Gross deferred tax assets. . . . . . . . .     (611)      (803)

Deferred tax assets valuation allowance. .      263        263

Net deferred tax liability . . . . . . . .      445        138

Less:  current deferred tax asset. . . . .     (145)      (234)

Non-current deferred tax liability . . . .   $  590     $  372

At December 31, 1999, the Company had estimated tax net operating losses ("NOLs") of $700 million for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of the Company on April 27, 1993, the ultimate utilization of the Company's net operating losses and investment tax credits may be limited. Reflecting this limitation, the Company had a valuation allowance of $263 million at December 31, 1999 and 1998.

The Company has consummated several transactions which resulted in the recognition of NOLs of the Company's predecessor. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce the value ascribed to routes, gates and slots.

NOTE 12 - ACCRUALS FOR AIRCRAFT RETIREMENTS AND EXCESS FACILITIES

During the fourth quarter of 1999, the Company made the decision to accelerate the retirement of six DC-10-30 aircraft and other items in 1999 and the first half of 2000 and to dispose of related excess inventory. The DC-10-30's will be replaced by Boeing 757 and Boeing 737-800 aircraft on certain routes, and by Boeing 777 aircraft on other routes. In addition, the market value of certain Boeing 747 aircraft no longer operated by the Company has declined. As a result of these items and certain other fleet-related items, the Company recorded a fleet disposition/impairment loss of $81 million in the fourth quarter of 1999.

Approximately $52 million of the $81 million charge relates to the impairment of owned or capital leased aircraft and related inventory held for disposal with a carrying amount of $77 million. The remaining $29 million of the charge relates primarily to costs expected to be incurred related to the return of leased aircraft. As of December 31, 1999, the remaining accrual for the 1999 fleet disposition/impairment loss totaled $12 million.

In August 1998, the Company announced that CMI planned to accelerate the retirement of its four Boeing 747 aircraft by April 1999 and its remaining thirteen Boeing 727 aircraft by December 2000. The Boeing 747s have been replaced by DC-10-30 aircraft and the Boeing 727 aircraft will be replaced with a reduced number of Boeing 737 aircraft. In addition, Express accelerated the retirement of certain turboprop aircraft to the year 2000, including its fleet of 32 EMB-120 turboprop aircraft, as regional jets are acquired to replace turboprops. In connection with its decision to accelerate the replacement of these aircraft, the Company performed evaluations to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value at the date the decision was made, resulting in a $59 million fleet disposition/impairment loss. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The remaining $63 million of the fleet disposition/impairment loss includes cash and non-cash costs related primarily to future commitments on leased aircraft past the dates they will be removed from service and the write-down of related inventory to its estimated fair market value. The combined charge of $122 million was recorded in the third quarter of 1998. As of December 31, 1999, the remaining accrual for the 1998 fleet disposition/impairment loss totaled $40 million.

The remaining balance of accruals for aircraft retirements and excess facilities at December 31, 1999 relates to the 1996 fleet disposition/impairment loss accrual of $21 million and the 1994 accrual for fleet disposition/impairment loss and underutilized facilities of $47 million.

The following represents the activity within these accruals during the three years ended December 31, 1999 (in millions):

                                        1999    1998    1997
Total accruals at beginning of year. .  $155    $151    $205
Net cash payments:
 Aircraft related. . . . . . . . . . .   (32)    (34)    (27)
 Underutilized facilities and other. .   (20)    (30)    (13)
Increase/(decrease) in accrual for
 grounded aircraft . . . . . . . . . .     -       -     (16)
Fleet disposition/impairment loss for
 costs of return of leased aircraft. .    20       -       -
Fleet disposition/impairment loss
 for the retirement of aircraft. . . .     -      63       -
Other. . . . . . . . . . . . . . . . .    (3)      5       2
Total accruals at end of year. . . . .   120     155     151
Portion included in accrued other
 liabilities . . . . . . . . . . . . .   (51)    (60)    (28)
Accrual for aircraft retirements and
 excess facilities . . . . . . . . . .  $ 69    $ 95    $123

The remaining accruals relate primarily to anticipated cash outlays associated with (i) underutilized airport facilities (primarily associated with Denver International Airport), (ii) the return of leased aircraft and (iii) the remaining liability associated with the grounded aircraft. The Company has assumed certain sublease rental income for these closed and underutilized facilities and grounded aircraft in determining the accrual at each balance sheet date. However, should actual sublease rental income be different from the Company's estimates, the actual charge could be different from the amount estimated. The remaining accrual represents cash outlays to be incurred over the remaining lease terms (from one to 19 years). The Company expects to finance the cash outlays primarily with internally generated funds.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of January 14, 2000, Continental had agreed to acquire a total of 74 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 28 Boeing jet aircraft in 2000. Continental also has options for an additional 118 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. Continental has commitments or letters of intent for backstop financing for approximately 18% of the anticipated remaining acquisition cost of future Boeing deliveries. In addition, at January 14, 2000, Continental has firm commitments to purchase 34 spare engines related to the new Boeing aircraft for approximately $219 million, which will be deliverable through March 2005. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of January 14, 2000, Express had firm commitments for 43 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 19 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 100 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 15 ERJ-145 and 12 ERJ-135 regional jets in 2000. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 or ERJ-135 aircraft that are not financed by a third party and leased to Continental.

Continental expects its cash outlays for 2000 capital expenditures, exclusive of fleet plan requirements, to aggregate $207 million primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

Continental remains contingently liable until December 1, 2015, on $202 million of long-term lease obligations of US Airways, Inc. ("US Airways") related to the East End Terminal at LaGuardia Airport in New York. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to occupy the terminal.

Continental has certain block space arrangements whereby it is committed to purchase capacity on other carriers at an aggregate cost of approximately $159 million per year. These arrangements are currently scheduled to expire over the next eight years. Pursuant to other block-space arrangements, other carriers are committed to purchase capacity at a cost of approximately $95 million per year on Continental.

Approximately 42% of the Company's employees are covered by collective bargaining agreements. The Company's collective bargaining agreements with its Express flight attendants and Continental Airlines flight attendants (representing approximately 18% of the Company's employees) became amendable in November and December 1999, respectively. Negotiations began in September 1999 to amend these contracts. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the Company's negotiations is unknown at this time.

Legal Proceedings

United States of America v. Northwest Airlines Corp. & Continental Airlines, Inc.: The Antitrust Division of the Department of Justice is challenging under Section 7 of the Clayton Act and
Section 1 of the Sherman Act the acquisition by Northwest of Shares of Continental's Class A common stock bearing, together with certain shares for which Northwest has a limited proxy, more than 50% of the fully diluted voting power of all Continental stock.
The government's position is that, notwithstanding various agreements that restrict Northwest's ability to exercise voting control over Continental and are designed to assure Continental's competitive independence, Northwest's control of the Class A common stock will reduce actual and potential competition in various ways and in a variety of markets. The government seeks an order requiring Northwest to divest all voting stock in Continental on terms and conditions as may be agreed to by the government and the Court. No specific relief is sought against Continental. Trial is currently set for October 2000.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 1999, 1998 and 1997, other than those discussed elsewhere in the Notes to Consolidated Financial
Statements.

The Company and America West Airlines, Inc. ("America West"), a subsidiary of America West Holdings Corporation, in which David Bonderman holds a significant interest, entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. Mr. Bonderman is a director and stockholder of the Company. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, Continental paid America West $25 million, $20 million and $16 million in 1999, 1998 and 1997, respectively, and America West paid Continental $31 million, $27 million and $23 million in 1999, 1998 and 1997, respectively.

In November 1998, the Company and Northwest, a significant stockholder of the Company, began implementing a long-term global alliance involving extensive code-sharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, Continental paid Northwest $7 million in 1999, and Northwest paid Continental $9 million in 1999.

During December 1999, Continental entered into an equipment sales agreement with COPA for $8 million. The resulting note receivable is payable in quarterly installments through October 2002. During 1999, COPA paid Continental $4 million for services considered normal to the daily operations of both airlines.

In connection with Continental's investment in Gulfstream, Continental purchased from Gulfstream, a ten-year $10 million convertible note, payable in quarterly installments of principal and interest totaling $0.4 million. Continental also purchased a six month $3 million secured note, with interest paid quarterly and principal due at the end of the six months. During 1999, Continental paid Gulfstream $1 million and Gulfstream paid Continental $13 million for services considered normal to the daily operations of both airlines.

Also during December 1999, under a sale and leaseback agreement with Gulfstream, Express sold 25 Beech 1900-D aircraft to
Gulfstream in exchange for Gulfstream's assumption of $81 million in debt. Express is leasing these aircraft from Gulfstream for periods ranging from eight to 23 months.

NOTE 15 - SEGMENT REPORTING

Information concerning principal geographic areas is as follows (in millions):

                       1999          1998          1997
                     Operating     Operating     Operating
                      Revenue       Revenue       Revenue
Domestic (U.S.)       $6,066        $5,596        $5,196
Atlantic               1,102           995           778
Latin America            860           769           572
Pacific                  611           567           648

                      $8,639        $7,927        $7,194

The Company attributes revenue among the geographical areas based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated. Continental has one reportable operating segment (air transportation).

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 1999 and 1998 is as follows (in millions, except per share data):

                                                          Three Months Ended
                                              March 31  June 30  September 30  December 31
1999 (a)
 Operating revenue . . . . . . . . . . . . .  $2,042    $2,181     $2,264        $2,152
 Operating income (loss) . . . . . . . . . .     153       247        202            (2)
 Income before cumulative effect of
  accounting changes . . . . . . . . . . . .      85       132        104           167
 Cumulative effect of accounting changes:
  Start-up costs . . . . . . . . . . . . . .      (6)        -          -             -
  Sale of frequent flyer miles . . . . . . .     (27)        -          -             -
 Net income. . . . . . . . . . . . . . . . .      52       132        104           167

 Earnings per common share:
   Income before cumulative effect of
    accounting changes (b) . . . . . . . . .  $ 1.25    $ 1.85     $ 1.47        $ 2.46
   Cumulative effect of accounting
    changes, net of tax. . . . . . . . . . .   (0.48)        -          -             -
   Net income (b). . . . . . . . . . . . . .  $ 0.77    $ 1.85     $ 1.47        $ 2.46

 Earnings per common share assuming
  dilution:
   Income before cumulative effect of
    accounting changes (b) . . . . . . . . .  $ 1.13    $ 1.73     $ 1.44        $ 2.42
   Cumulative effect of accounting
    changes, net of tax. . . . . . . . . . .   (0.42)        -          -             -
   Net income (b). . . . . . . . . . . . . .  $ 0.71    $ 1.73     $ 1.44        $ 2.42


                                                                    (continued on next page)

                                                          Three Months Ended
                                              March 31  June 30  September 30  December 31
1998
 Operating revenue . . . . . . . . . . . . .  $1,848    $2,030     $2,110        $1,939
 Operating income. . . . . . . . . . . . . .     150       280        143           128
 Nonoperating income (expense), net. . . . .     (13)       (5)       (18)          (17)
 Net income. . . . . . . . . . . . . . . . .      81       163         73            66

 Earnings per common share:
   Income before extraordinary charge. . . .  $ 1.38    $ 2.74     $ 1.21        $ 1.08
   Extraordinary charge, net of tax. . . . .       -     (0.06)         -             -
   Net income (b). . . . . . . . . . . . . .  $ 1.38    $ 2.68     $ 1.21        $ 1.08

 Earnings per common share assuming
  dilution:
   Income before extraordinary charge. . . .  $ 1.06    $ 2.11     $ 0.97        $ 0.91
   Extraordinary charge, net of tax. . . . .       -     (0.05)         -             -
   Net income (b). . . . . . . . . . . . . .  $ 1.06    $ 2.06     $ 0.97        $ 0.91

 Proforma Effect Assuming Accounting Change-
  Sale of Frequent Flyer Miles - is Applied
  Retroactively:
   Income before Extraordinary Charge. . . .  $   79    $  166     $   71        $   66
   Earnings per Common Share (b) . . . . . .  $ 1.34    $ 2.72     $ 1.18        $ 1.07
   Earnings per Common Share Assuming
    Dilution (b) . . . . . . . . . . . . . .  $ 1.04    $ 2.09     $ 0.96        $ 0.90

   Net Income. . . . . . . . . . . . . . . .  $   79    $  162     $   71        $   66
   Earnings per Common Share (b) . . . . . .  $ 1.34    $ 2.66     $ 1.18        $ 1.07
   Earnings per Common Share Assuming
    Dilution (b) . . . . . . . . . . . . . .  $ 1.04    $ 2.05     $ 0.96        $ 0.90


(a)  During the fourth quarter of 1999, the Company changed its method of accounting for the sale of mileage credits under its frequent flyer program.  Therefore, effective January
     1, 1999, the Company recorded a $27 million cumulative effect of a change in accounting principle, net of tax, and has restated the quarterly information for 1999 presented herein.

(b)  The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

During the first quarter of 1999, Continental recorded a $6 million cumulative effect of a change in accounting principle, net of tax, related to the write-off of pilot training costs.

In addition, during the first quarter of 1999, Continental recorded a $12 million gain ($20 million pre-tax) on the sale of a portion of the Company's interest in Equant.

During the fourth quarter of 1999, the Company changed its method of accounting for the sale of mileage credits under its frequent flyer program. Therefore, effective January 1, 1999, the Company recorded a $27 million cumulative effect of this change in accounting principle, net of tax.

During the fourth quarter of 1999, Continental recorded a $182 million gain ($297 million pre-tax) on the sale of its interest in AMADEUS and a $6 million net gain ($9 million pre-tax) on other asset sales, including a portion of its interest in Equant.

Also during the fourth quarter of 1999, Continental recorded a fleet disposition/impairment loss of $50 million ($81 million pre-tax).

During the second quarter of 1998, Continental recorded a $4 million after tax extraordinary charge relating to prepayment of debt.

During the third quarter of 1998, Continental recorded a fleet disposition/impairment loss of $77 million ($122 million pre-tax) relating to its decision to accelerate the retirement of certain jet and turboprop aircraft.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent auditors during the registrant's two most recent fiscal years or any subsequent interim period.

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2000.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)  The following financial statements are included in Item 8.
     "Financial Statements and Supplementary Data":

     Report of Independent Auditors
     Consolidated Statements of Operations for each of the Three
       Years in the Period Ended December 31, 1999
     Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Cash Flows for each of the Three
       Years in the Period Ended December 31, 1999
     Consolidated Statements of Redeemable Preferred Stock and
       Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1999
     Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules:

     Report of Independent Auditors
     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

(c)  Reports on Form 8-K:

     None.

(d)  See accompanying Index to Exhibits.




                 REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 17, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in Item 14(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                     ERNST & YOUNG LLP


Houston, Texas
January 17, 2000

                   CONTINENTAL AIRLINES, INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      For the Years Ended December 31, 1999, 1998, and 1997
                          (In millions)





                                    Allowance
                                   for Doubtful  Allowance for
                                    Receivables  Obsolescence
  Balance, December 31, 1996 . . .     $ 27         $ 47

    Additions charged to expense .       12           12
    Deductions from reserve. . . .      (21)          (4)
    Other. . . . . . . . . . . . .        5           (4)

  Balance, December 31, 1997 . . .       23           51

    Additions charged to expense .       18           17
    Deductions from reserve. . . .      (18)         (16)
    Other. . . . . . . . . . . . .       (1)          (6)

  Balance, December 31, 1998 . . .       22           46

    Additions charged to expense .       12           19
    Deductions from reserve. . . .      (12)          (5)
    Other. . . . . . . . . . . . .       (2)          (1)

  Balance, December 31, 1999 . . .     $ 20         $ 59

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

                                   CONTINENTAL AIRLINES, INC.


                                   By /s/ LAWRENCE W. KELLNER
                                      Lawrence W. Kellner
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (On behalf of Registrant)

Date:  February 11, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 11, 2000.

             Signature                       Capacity


      /s/ GORDON M. BETHUNE    Chairman and Chief Executive Officer
      Gordon M. Bethune        (Principal Executive Officer)

      /s/ LAWRENCE W. KELLNER  Executive Vice President and
      Lawrence W. Kellner      Chief Financial Officer
                               (Principal Financial Officer)

      /s/ CHRIS KENNY          Staff Vice President and Controller
      Chris Kenny              (Principal Accounting Officer)

      THOMAS J. BARRACK, JR.*  Director
      Thomas J. Barrack, Jr.

      DAVID BONDERMAN*         Director
      David Bonderman

      /s/GREGORY D. BRENNEMAN  Director
      Gregory D. Brenneman

      KIRBYJON CALDWELL*       Director
      Kirbyjon Caldwell

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

      WILLIAM S. PRICE III*    Director
      William Price III

      DONALD L. STURM*         Director
      Donald L. Sturm

      KAREN HASTIE WILLIAMS*   Director
      Karen Hastie Williams

      CHARLES A. YAMARONE*     Director
      Charles A. Yamarone


      *By /s/ LAWRENCE W. KELLNER
          Lawrence W. Kellner
          Attorney in-fact
          February 11, 2000

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

4.3(a) First Amendment to Rights Agreement, dated as of February 8, 2000 -- incorporated by reference to Exhibit 4.1 to Continental's Current Report on Form 8-K dated February
          8, 2000 (File No. 0-9781) (the "2/00 8-K").

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

4.5       Form of Right Certificate, included as Exhibit B to
          Exhibit 4.3 -- incorporated by reference to Exhibit 4.3 to the 11/98 8-K.

4.6 Summary of Rights to Purchase Preferred Shares, included as Exhibit C to Exhibit 4.3 -- incorporated by reference to Exhibit 4.4 to the 11/98 8-K.

4.7 Amended and Restated Governance Agreement, dated February 8, 2000, among the Company, Northwest Airlines
          Corporation ("Northwest") and Northwest Airlines Holdings Corporation ("Northwest Holdings") -- incorporated by reference to Exhibit 99.2 to the 2/00 8-K.

4.8 Supplemental Agreement dated November 20, 1998 among the Company, Newbridge Parent Corporation and Northwest -- incorporated by reference to Exhibit 99.7 to the 11/98 8-K.

4.8(a)    First Amendment to Supplemental Agreement, dated as of
          February 8, 2000, among the Company, Northwest and
          Northwest Holdings -- incorporated by reference to
          Exhibit 99.3 to the 2/00 8-K.

4.9 Amended and Restated Registration Rights Agreement dated April 19, 1996 among the Company, Air Partners, L.P. and Air Canada -- incorporated by reference to Exhibit 10.2 to Continental's Form S-3 Registration Statement (No. 333-02701).

4.9(a)    Amendment dated November 20, 1998 to the Amended and
          Restated Registration Rights Agreement among the Company, Air Partners and Northwest -- incorporated by reference to Exhibit 99.5 to the 11/98 8-K.

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

9.1 Northwest Airlines/Air Partners Voting Trust Agreement dated as of November 20, 1998 among the Company, Northwest, Northwest Holdings, Air Partners and
          Wilmington Trust Company, as Trustee -- incorporated by reference to Exhibit 99.4 to the 11/98 8-K.

9.1(a) First amendment to Northwest Airlines/Air Partners Voting Trust Agreement, dated as of February 8, 2000 between the Company and Northwest -- incorporated by reference to
          Exhibit 99.1 to the 2/00 8-K.

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

10.1(c) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.1(d) Supplemental Agreements No. 12 through 15 to the Terminal C Lease -- incorporated by reference to Exhibit 10.2(d) to the 1995 10-K.

10.1(e) Supplemental Agreement No. 16 to the Terminal C Lease -- incorporated by reference to Exhibit 10.1(e) to Continental's Annual Report on Form 10-K for the year ended December 31, 1997 (File no. 0-9781) (the "1997 10-
          K").

10.1(f)   Supplemental Agreement No. 17 to the Terminal C Lease.
          (2)(3)

10.2 Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and
          Continental  --  incorporated by reference to Exhibit
          10.2 to the 1987 10-K.

10.3* Amended and restated employment agreement between the Company and Gordon Bethune, dated as of November 20, 1998 -- incorporated by reference to Exhibit 10.3 to the 1998 10-K.

10.3(a)* Amendment dated as of May 19, 1999 to Mr. Bethune's Employment Agreement -- incorporated by reference to
          Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-
          9781) (the "1999 Q-2 10-Q").

10.3(b)* Amendment dated as of September 16, 1999 to Mr. Bethune's Employment Agreement -- incorporated by reference to
          Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30,1999 (File No. 0-
          9781) (the "1999 Q-3 10-Q").

10.4* Amended and restated employment agreement between the Company and Gregory Brenneman, dated as of November 20,
          1998 -- incorporated by reference to Exhibit 10.4 to the 1998 10-K.

10.4(a)*  Amendment dated as of May 19, 1999 to Mr. Brenneman's
          Employment Agreement -- incorporated by reference to
          Exhibit 10.3 to the 1999 Q-2 10-Q.

10.4(b)*  Amendment dated as of September 16, 1999 to Mr.
          Brenneman's Employment Agreement -- incorporated by reference to Exhibit 10.3 to the 1999 Q-3 10-Q.

10.5* Amended and restated employment agreement dated as of September 16, 1999 between the Company and Lawrence
          Kellner -- incorporated by reference to Exhibit 10.4 to the 1999 Q-3 10-Q.

10.6* Amended and restated employment agreement dated as of September 16, 1999 between the Company and C.D. McLean -- incorporated by reference to Exhibit 10.5 to the 1999 Q-3 10-Q.

10.7* Amended and restated employment agreement dated September 16, 1999 between the Company and Jeffery A. Smisek -- incorporated by reference to Exhibit 10.6 to the 1999 Q-3 10-Q.

10.8* Stay Bonus Agreement between the Company and Gordon Bethune -- incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 0-9781) (the "1998 Q-2 10-Q").

10.9*     Stay Bonus Agreement between the Company and Gregory
          Brenneman -- incorporated by reference to Exhibit 10.4 to the 1998 Q-2 10-Q.

10.10*    Stay Bonus Agreement between the Company and Lawrence
          Kellner -- incorporated by reference to Exhibit 10.5 to the 1998 Q-2 10-Q.

10.11* Stay Bonus Agreement between the Company and C.D. McLean -- incorporated by reference to Exhibit 10.6 to the 1998 Q-2 10-Q.

10.12*    Stay Bonus Agreement between the Company and Jeffery
          Smisek -- incorporated by reference to Exhibit 10.7 to the 1998 Q-2 10-Q.

10.13* Forms of Stay Bonus Agreements for other executive officers -- incorporated by reference to Exhibit 10.8 to the 1998 Q-2 10-Q.

10.14*    Executive Bonus Program -- incorporated by reference to
          Appendix B to the Company's proxy statement relating its annual meeting of stockholders held on June 26, 1996.

10.14(a)* Amendment of Executive Bonus Program effective January 1,
          1999 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File no. 0-9781) (the "1999 Q-1 10-Q").

10.14(b)* Amendment of Executive Bonus Program dated February 8,
          2000.  (3)

10.15*    Continental Airlines, Inc. 1994 Incentive Equity Plan
          ("1994 Equity Plan") -- incorporated by reference to
          Exhibit 4.3 to the Company's Form S-8 Registration
          Statement (No. 33-81324).

10.15(a)* First Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1995 (File no. 0-9781).

10.15(b)* Second Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 4.3(c) to the 1996 S-8.

10.15(c)* Third Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.4 to Continental's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1996 (File no. 0-9781).

10.15(d)* Fourth Amendment to 1994 Equity Plan -- incorporated by reference to Exhibit 10.10(d) to the 1997 10-K.

10.15(e)* Form of Employee Stock Option Grant pursuant to the 1994
          Equity Plan -- incorporated by reference to Exhibit
          10.10(e) to the 1997 10-K.

10.15(f)* Form of Outside Director Stock Option Grant pursuant to the 1994 Equity Plan -- incorporated by reference to
          Exhibit 10.10(f) to the 1997 10-K.

10.15(g)* Form of Restricted Stock Grant pursuant to the 1994
          Equity Plan -- incorporated by reference to Exhibit
          10.10(g) to the 1997 10-K.

10.16*    Continental Airlines, Inc. 1997 Stock Incentive Plan
          ("1997 Incentive Plan") -- incorporated by reference to
          Exhibit 4.3 to Continental's Form S-8 Registration
          Statement (No. 333-23165).

10.16(a)* First Amendment to 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(a) to the 1997 10-K.

10.16(b)* Form of Employee Stock Option Grant pursuant to the 1997
          Incentive Plan -- incorporated by reference to Exhibit
          10.11(b) to the 1997 10-K.

10.16(c)* Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to
          Exhibit 10.11(c) to the 1997 10-K.

10.17* Amendment and Restatement of the 1994 Equity Plan and the 1997 Incentive Plan -- incorporated by reference to
          Exhibit 10.19 to the 1998 10-K.

10.18*    Continental Airlines, Inc. 1998 Stock Incentive Plan
          ("1998 Incentive Plan") -- incorporated by reference to
          Exhibit 4.3 to Continental's Form S-8 Registration
          Statement (No. 333-57297) (the "1998 S-8").

10.18(a)* Form of Employee Stock Option Grant pursuant to the 1998
          Incentive Plan -- incorporated by reference to Exhibit
          4.4 to the 1998 S-8.

10.19* Amended and Restated Continental Airlines, Inc. Deferred Compensation Plan. (3)

10.20*    Continental Airlines, Inc. Incentive Plan 2000.  (3)

10.21*    Continental Airlines, Inc. Executive Bonus Performance
          Award Program, as amended.  (3)

10.22*    Continental Airlines, Inc. Long Term Incentive
          Performance Award Program.  (3)

10.23* Form of Letter Agreement relating to certain flight benefits between the Company and each of its nonemployee directors -- incorporated by reference to Exhibit 10.19 to the 1995 10-K.

10.24 Purchase Agreement No. 1783, including exhibits and side letters, between the Company and Boeing, effective
          April 27, 1993, relating to the purchase of Boeing 757 aircraft ("P.A. 1783") -- incorporated by reference to
          Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File no. 0-
          9781).  (1)

10.24(a)  Supplemental Agreement No. 4 to P.A. 1783, dated March
          31, 1995 --  incorporated by reference to Exhibit
          10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 0-9781) (the
          "1994 10-K").  (1)

10.24(b) Supplemental Agreement No. 6 to P.A. 1783, dated June 13, 1996 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996 (File no. 0-9781) (the "1996 Q-2 10-Q"). (1)

10.24(c) Supplemental Agreement No. 7 to P.A. 1783, dated July 23, 1996 -- incorporated by reference to Exhibit 10.6(a) to the 1996 Q-2 10-Q. (1)

10.24(d) Supplemental Agreement No. 8 to P.A. 1783, dated October 27, 1996 -- incorporated by reference to Exhibit 10.11(d) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 0-9781) (the "1996 10-
          K").  (1)

10.24(e) Letter Agreement No. 6-1162-GOC-044 to P.A. 1783, dated March 21, 1997 -- incorporated by reference to Exhibit
          10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 0-9781) (the "1997 Q-1 10-Q"). (1)

10.24(f) Supplemental Agreement No. 9 to P.A. 1783, dated August 13, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File no. 0-9781). (1)

10.24(g) Supplemental Agreement No. 10, including side letters, to P.A. 1783, dated October 10, 1997 -- incorporated by reference to Exhibit 10.13(g) to the 1997 10-K.  (1)

10.24(h) Supplemental Agreement No. 11, including exhibits and side letters, to P.A. 1783, dated July 30, 1998 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 0-9781) (the "1998 Q-3 10-Q"). (1)

10.24(i) Supplemental Agreement No. 12, including side letter, to P.A. 1783, dated September 29, 1998 -- incorporated by reference to Exhibit 10.23(i) to the 1998 10-K.  (1)

10.24(j)  Supplemental Agreement No. 13 to P.A. 1783, dated
          November 16, 1998 -- incorporated by reference to Exhibit 10.23(j) to the 1998 10-K. (1)

10.24(k) Supplemental Agreement No. 14, including side letter, to P.A. 1783, dated December 17, 1998 -- incorporated by reference to Exhibit 10.23(k) to the 1998 10-K.  (1)

10.24(l) Supplemental Agreement No. 15, including side letter, to P.A. 1783, dated February 18, 1999 -- incorporated by reference to Exhibit 10.3 to the 1999 Q-1 10-Q.  (1)

10.24(m) Supplemental Agreement No. 16, including side letters, to P.A. 1783, dated July 2, 1999 -- incorporated by reference to Exhibit 10.7 to the 1999 Q-3 10-Q.  (2)

10.25 Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") -- incorporated by reference to
          Exhibit 10.8 to the 1996 Q-2 10-Q.  (1)

10.25(a) Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 -- incorporated by reference to Exhibit 10.14(a) to the 1996 10-K. (1)

10.25(b) Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 -- incorporated by reference to Exhibit 10.3 to the 1997 Q1 10-Q. (1)

10.25(c) Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 -- incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.25(d) Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 --
          incorporated by reference to Exhibit 10.14(d) to the 1997
          10-K.  (1)

10.25(e) Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951 dated October 10, 1997 --
          incorporated by reference to Exhibit 10.1 to the 1998 Q-2
          10-Q.  (1)

10.25(f) Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 -- incor-
          porated by reference to Exhibit 10.1 to the 1998 Q-3 10-
          Q.  (1)

10.25(g) Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 -- incorporated by reference to Exhibit 10.24(g) to the 1998 10-K.  (1)

10.25(h) Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 -- incorporated by reference to Exhibit 10.24(h) to the 1998 10-K.  (1)

10.25(i) Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 -- incorporated by reference to Exhibit
          10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 0-9781). (1)

10.25(j) Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 -- incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.25(k) Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 -- incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q.  (1)

10.25(l) Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated May 14, 1999 -- incorporated by reference to Exhibit 10.7 to the 1999 Q-2 10-Q.  (1)

10.25(m) Supplemental Agreement No. 12 to P.A. 1951, dated July 2, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (2)

10.25(n) Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999. (2)(3)

10.25(o)  Supplemental Agreement No. 14 to P.A. 1951, dated
          December 13, 1999.  (2)(3)

10.26 Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K.  (1)

10.26(a) Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company -- incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.27 Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") -- incorporated by reference to Exhibit
          10.16 to the 1997 10-K.  (1)

10.27(a) Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 -- incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

10.27(b)  Supplemental Agreement No. 2 to P.A. 2060 dated June 8,
          1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-2 10-Q. (1)

10.28 Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") -- incorporated by reference to Exhibit
          10.17 to the 1997 10-K.  (1)

10.28(a) Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 -- incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.28(b)  Supplemental Agreement No. 2, including side letter, to
          P.A. 2061, dated July 30, 1998 -- incorporated by
          reference to Exhibit 10.27(b) to the 1998 10-K.  (1)

10.28(c)  Supplemental Agreement No. 3, including side letter, to
          P.A. 2061, dated September 25, 1998 -- incorporated by
          reference to Exhibit 10.27(c) to the 1998 10-K.  (1)

10.28(d)  Supplemental Agreement No. 4, including side letter, to
          P.A. 2061, dated February 3, 1999 -- incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.28(e)  Supplemental Agreement No. 5, including side letter, to
          P.A. 2061, dated March 26, 1999 -- incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.28(f)  Supplemental Agreement No. 6, including side letter, to
          P.A. 2061, dated May 14, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.29 Purchase Agreement No. 2211, including exhibits and side letters thereto, between the Company and Boeing, dated November 16, 1998, relating to the purchase of Boeing 767 aircraft ("P.A. 2211") -- incorporated by reference to
          Exhibit 10.28 to the 1998 10-K.  (1)

10.29(a) Supplemental Agreement No. 1, including side letters, to P.A. 2211, dated July 2, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q.  (1)

10.30 Lease Agreement dated as of May 1992 between the City and County of Denver, Colorado and Continental regarding
          Denver International Airport -- incorporated by reference to Exhibit 10.17 to the 1993 S-1.

10.30(a) Supplemental Lease Agreement, including an exhibit thereto, dated as of April 3, 1995 between the City and County of Denver, Colorado and Continental and United Air Lines, Inc. regarding Denver International Airport -- incorporated by reference to Exhibit 10.15(a) to the 1994 10-K.

10.31     Airport Use and Lease Agreement dated as of January 1,
          1998 between the Company and the City of Houston, Texas regarding Bush Intercontinental -- incorporated by reference to Exhibit 10.30 to the 1998 10-K.

10.31(a) Special Facilities Lease Agreement dated as of March 1, 1997 by and between the Company and the City of Houston, Texas regarding an automated people mover project at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(a) to the 1998 10-K.

10.31(b) Amended and Restated Special Facilities Lease Agreement dated as of December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain terminal improvement projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(b) to the 1998 10-K.

10.31(c) Amended and Restated Special Facilities Lease Agreement dated December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain airport improvement projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(c) to the 1998 10-K.

10.32 Agreement and Lease dated as of May 1987, as supplemented, between the City of Cleveland, Ohio and Continental regarding Hopkins International -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File no. 0-9781).

10.32(a) Special Facilities Lease Agreement dated as of October 24, 1997 by and between the Company and the City of Cleveland, Ohio regarding certain concourse expansion projects at Hopkins International (the "1997 SFLA") -- incorporated by reference to Exhibit 10.31(a) to the 1998 10-K.

10.32(b) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1997 SFLA -- incorporated by reference to Exhibit 10.1 to the 1999 Q-1 10-Q.

10.33     Special Facilities Lease Agreement dated as of December
          1, 1989 by and between the Company and the City of Cleveland, Ohio regarding Cleveland Hopkins International Airport (the "1989 SFLA") -- incorporated by reference to
          Exhibit 10.1 to the 1999 Q-3 10-Q.

10.33(a) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(a) to the 1999 Q-3 10-Q.

10.33(b) Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(b) to the 1999 Q-3 10-Q.

10.34 Third Revised Investment Agreement, dated April 21, 1994, between America West Airlines, Inc. and AmWest Partners, L.P. -- incorporated by reference to Exhibit 1 to Continental's Schedule 13D relating to America West
          Airlines, Inc. filed on August 25, 1994.

10.35 Letter Agreement No. 11 between the Company and General Electric Company, dated December 22, 1997, relating to certain long-term engine purchase commitments of the Company -- incorporated by reference to Exhibit 10.23 to the 1997 10-K. (1)

18.1      Letter from Ernst & Young LLP re change in accounting
          principle.  (3)

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