Form 10-Q
period 2000-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2000-04-20
CIK 319687

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                         _______________

As of April 14, 2000, 11,217,849 shares of Class A common stock and 50,665,262 shares of Class B common stock were outstanding.

                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)


                                           Three Months
                                          Ended March 31,
                                          2000        1999
                                             (Unaudited)
Operating Revenue:
 Passenger . . . . . . . . . . . . . . . $2,137      $1,920
 Cargo and mail. . . . . . . . . . . . .     84          67
 Other . . . . . . . . . . . . . . . . .     56          55
                                          2,277       2,042

Operating Expenses:
 Wages, salaries and related costs . . .    665         616
 Aircraft fuel . . . . . . . . . . . . .    343         150
 Aircraft rentals. . . . . . . . . . . .    206         184
 Maintenance, materials and repairs. . .    159         143
 Commissions . . . . . . . . . . . . . .    133         143
 Other rentals and landing fees. . . . .    129         114
 Depreciation and amortization . . . . .     95          85
 Other . . . . . . . . . . . . . . . . .    493         454
                                          2,223       1,889

Operating Income . . . . . . . . . . . .     54         153

Nonoperating Income (Expense):
 Interest expense. . . . . . . . . . . .    (63)        (53)
 Interest income . . . . . . . . . . . .     21          15
 Interest capitalized. . . . . . . . . .     12          13
 Other, net. . . . . . . . . . . . . . .     (1)         13
                                            (31)        (12)













                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In millions, except per share data)

                                           Three Months
                                          Ended March 31,
                                          2000        1999
                                             (Unaudited)
Income before Income Taxes and
 Cumulative Effect of Accounting
 Changes . . . . . . . . . . . . . . . . $   23      $  141

Income Tax Provision . . . . . . . . . .     (9)        (56)

Income before Cumulative Effect of
 Accounting Changes. . . . . . . . . . .     14          85

Cumulative Effect of Accounting
 Changes, net of income
 taxes of $19. . . . . . . . . . . . . .      -         (33)

Net Income . . . . . . . . . . . . . . . $   14      $   52

Earnings per Common Share:
 Income Before Cumulative Effect of
  Accounting Changes . . . . . . . . . . $ 0.21      $ 1.25
 Cumulative Effect of Accounting
  Changes, net of tax. . . . . . . . . .      -       (0.48)
 Net Income. . . . . . . . . . . . . . . $ 0.21      $ 0.77

Earnings per Common Share Assuming
 Dilution:
  Income Before Cumulative Effect of
   Accounting Changes. . . . . . . . . . $ 0.21      $ 1.13
  Cumulative Effect of Accounting
   Changes, net of tax . . . . . . . . .      -       (0.42)
  Net Income . . . . . . . . . . . . . . $ 0.21      $ 0.71













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                          March 31,   December 31,
          ASSETS                            2000          1999
                                         (Unaudited)
Current Assets:
 Cash and cash equivalents . . . . . . . .  $1,327      $1,198
 Short-term investments. . . . . . . . . .      79         392
 Accounts receivable, net. . . . . . . . .     607         506
 Spare parts and supplies, net . . . . . .     244         236
 Deferred income taxes . . . . . . . . . .     145         145
 Prepayments and other . . . . . . . . . .     186         129
  Total current assets . . . . . . . . . .   2,588       2,606

Property and Equipment:
 Owned property and equipment:
  Flight equipment . . . . . . . . . . . .   3,713       3,593
  Other. . . . . . . . . . . . . . . . . .     859         814
                                             4,572       4,407
  Less:  Accumulated depreciation. . . . .     870         808
                                             3,702       3,599

Purchase deposits for flight equipment         418         366

Capital leases:
 Flight equipment. . . . . . . . . . . . .     284         300
 Other . . . . . . . . . . . . . . . . . .      88          88
                                               372         388
 Less:  Accumulated amortization . . . . .     173         180
                                               199         208
  Total property and equipment . . . . . .   4,319       4,173

Other Assets:
 Routes, gates and slots, net. . . . . . .   1,118       1,131
 Investments . . . . . . . . . . . . . . .     104          71
 Other assets, net . . . . . . . . . . . .     250         242

  Total other assets . . . . . . . . . . .   1,472       1,444

   Total Assets. . . . . . . . . . . . . .  $8,379      $8,223








                                         (continued on next page)

                  CONTINENTAL AIRLINES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (In millions, except for share data)


                                          March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY        2000          1999
                                         (Unaudited)
Current Liabilities:
 Current maturities of long-term debt. . .  $  367      $  278
 Current maturities of capital leases. . .      39          43
 Accounts payable. . . . . . . . . . . . .     810         856
 Air traffic liability . . . . . . . . . .   1,301       1,042
 Accrued payroll and pensions. . . . . . .     256         299
 Accrued other liabilities . . . . . . . .     270         257
  Total current liabilities. . . . . . . .   3,043       2,775

Long-Term Debt . . . . . . . . . . . . . .   2,846       2,855

Capital Leases . . . . . . . . . . . . . .     192         200

Deferred Credits and Other Long-Term
 Liabilities:
  Deferred income taxes. . . . . . . . . .     599         590
  Accruals for aircraft retirements and
   excess facilities . . . . . . . . . . .      60          69
  Other. . . . . . . . . . . . . . . . . .     166         141
   Total deferred credits and other
    long-term liabilities. . . . . . . . .     825         800

Commitments and Contingencies

Common Stockholders' Equity:
 Class A common stock - $.01 par,
  50,000,000 shares authorized;
  11,231,349 and 11,320,849 shares
  issued and outstanding in 2000 and
  1999, respectively . . . . . . . . . . .      -            -
 Class B common stock - $.01 par,
  200,000,000 shares authorized;
  63,923,431 shares issued in 2000
  and 1999, respectively . . . . . . . . .       1           1
 Additional paid-in capital  . . . . . . .     862         871
 Retained earnings . . . . . . . . . . . .   1,128       1,114
 Accumulated other comprehensive income. .       3          (1)
 Treasury stock - 13,312,524 and 9,763,684
  Class B shares in 2000 and 1999,
  respectively, at cost. . . . . . . . . .    (521)       (392)
  Total common stockholders' equity. . . .   1,473       1,593
   Total Liabilities and Stockholders'
    Equity . . . . . . . . . . . . . . . .  $8,379      $8,223

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions)

                                            Three Months
                                          Ended March 31,
                                          2000        1999
                                             (Unaudited)
Net Cash Provided by Operating
  Activities . . . . . . . . . . . . . .$  116        $  126

Cash Flows from Investing Activities:
 Purchase deposits paid in connection
  with future aircraft deliveries. . . .  (101)         (260)
 Purchase deposits refunded in
  connection with aircraft delivered . .    53           223
 Capital expenditures. . . . . . . . . .  (108)         (150)
 Proceeds from sale of short-term
  investments. . . . . . . . . . . . . .   313             -
 Proceeds from sale of investments . . .     -            20
 Other . . . . . . . . . . . . . . . . .     3            12
  Net cash provided (used) by
   investing activities. . . . . . . . .   160          (155)

Cash Flows from Financing Activities:
 Proceeds from issuance of long-term
  debt, net. . . . . . . . . . . . . . .   110           168
 Payments on long-term debt and
  capital lease obligations. . . . . . .  (121)         (112)
 Purchase of Class B common stock. . . .  (144)          (39)
 Other . . . . . . . . . . . . . . . . .     8            10
  Net cash (used) provided by
   financing activities. . . . . . . . .  (147)           27

Net Increase (Decrease) in Cash and
 Cash Equivalents. . . . . . . . . . . .   129            (2)

Cash and Cash Equivalents - Beginning
 of Period . . . . . . . . . . . . . . . 1,198         1,399

Cash and Cash Equivalents - End of
 Period. . . . . . . . . . . . . . . . . $1,327       $1,397

Investing and Financing Activities
 Not Affecting Cash:
  Property and equipment acquired
   through the issuance of debt. . . . .$   78        $  237
  Conversion of trust originated
   preferred securities. . . . . . . . .$    -        $  111

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  CONTINENTAL AIRLINES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):

                                        Three Months Ended
                                             March 31,
                                         2000        1999
Numerator:
 Income before cumulative effect of
  accounting changes . . . . . . . . .   $ 14        $ 85
 Cumulative effect of accounting
  changes, net of income taxes . . . .      -         (33)
Numerator for basic earnings per
 share - income available to
 common stockholders . . . . . . . . .     14          52

Effect of dilutive securities:
 6-3/4% convertible subordinated
  notes. . . . . . . . . . . . . . . .      -           2

Numerator for diluted earnings per
  share - income available to common
  stockholders after assumed
  conversions. . . . . . . . . . . . .   $ 14        $ 54

Denominator:
 Denominator for basic earnings
  per share - weighted-average
  shares . . . . . . . . . . . . . . .   63.4        68.5

 Effect of dilutive securities:
  Employee stock options . . . . . . .    0.8         1.3
  Preferred Securities of Trust. . . .      -         0.3
  6-3/4% convertible subordinated
   notes . . . . . . . . . . . . . . .      -         7.6
 Dilutive potential common
   shares. . . . . . . . . . . . . . .    0.8         9.2

 Denominator for diluted
  earnings per share - adjusted
  weighted-average and assumed
  conversions. . . . . . . . . . . . .   64.2        77.7

NOTE 2 - COMPREHENSIVE INCOME

The Company includes unrealized gains or losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income. During the first quarter of 2000 and 1999, total comprehensive income amounted to $18 million and $80 million, respectively. The significant difference between net income and total comprehensive income during the first quarter of 1999 was primarily attributable to the $25 million increase in fair value (net of applicable income taxes and hedge ineffectiveness) related to petroleum swap contracts held by the Company as of March 31, 1999.

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Frequent Flyer Program. The Company sells mileage credits in its frequent flyer program ("OnePass") to participating partners, such as hotels, car rental agencies and credit card companies. During 1999, as a result of Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, which totaled $27 million, net of tax, was applied retroactively to January 1, 1999. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue, net of the incremental cost of providing future air travel, was recorded in the period in which the credits were sold. This change reduced net income for the three months ended March 31, 1999 by $5 million ($7 million pre-tax). The quarterly information for 1999 presented herein reflects this change.

Start-Up Costs. Continental adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities ("SOP 98-5)") in the first quarter of 1999. SOP 98-5 amended Statement of Position 88-1, "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-Off and Landing Slots, and Airframe Modifications" by requiring preoperating costs related to the integration of new types of aircraft to be expensed as incurred and requiring all unamortized start-up costs (e.g., pilot training costs related to induction of new aircraft) to be expensed upon adoption. This resulted in the Company recording a $6 million cumulative effect of a change in accounting principle, net of tax, in the first quarter of 1999.

NOTE 4 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table, Continental's aircraft fleet consisted of 364 jets, 67 regional jets and 83 turboprop aircraft at March 31, 2000. Continental's purchase commitments as of March 31, 2000 are also shown below.

Aircraft        Total
  Type         Aircraft   Owned   Leased   Orders   Options
777-200           14         4      10         2       9
767-400ER          -         -       -        26       -
767-200ER          -         -       -        10      11
757-200           40        12      28         1       -
737-900            -         -       -        15      15
737-800           42        12      30        26      43
737-700           36        12      24         -      32
737-500           66        15      51         -       -
737-300           65        14      51         -       -
DC10-30           27         6      21         -       -
727-200            5         2       3         -       -
MD-80             69        17      52         -       -
                 364        94     270        80     110

ERJ-145           58         -      58        91      50
ERJ-135            9         -       9        41      25
                  67         -      67       132      75

ATR-72             2         2       -
ATR-42-500         4         -       4
ATR-42-320        31         4      27
EMB-120           21        11      10
Beech 1900-D      25         -      25
                  83        17      66

Total            514       111     403

The Company anticipates taking delivery of 28 Boeing jet aircraft in 2000 (two of which were delivered during the first quarter of 2000) and the remainder of its firm orders through November 2005.

The Company's wholly owned subsidiary, Continental Express, Inc. ("Express") anticipates taking delivery of 18 Embraer ERJ-145 ("ERJ-145") regional jets (two of which were delivered in the first quarter of 2000) and 12 Embraer ERJ-135 ("ERJ-135") regional jets (three of which were delivered in the first quarter of 2000) in 2000 and the remainder of its firm orders through the fourth quarter of 2003.

In March 2000, the Company completed an offering of $743 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 aircraft. Two of these aircraft were delivered in February 2000 and the remaining aircraft are scheduled for delivery from June 2000 to December 2000.

As of March 31, 2000, the estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4.2 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of March 31, 2000, Continental had approximately $865 million in financing arranged for such future Boeing deliveries. In addition, Continental has commitments or letters of intent for backstop financing for approximately 22% of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at March 31, 2000, Continental had firm commitments to purchase 32 spare engines related to the new Boeing aircraft for approximately $211 million which will be deliverable through March 2005. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to continue to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of March 31, 2000, the estimated aggregate cost of Express' firm commitments for ERJ-145 and ERJ-135 aircraft is approximately $1.9 billion. Embraer has agreed to arrange lease financing by third parties of the firm ERJ-135 and ERJ-145 aircraft to be delivered to Express, subject to Express' option to purchase ERJ-135 aircraft.

NOTE 5 - OTHER

In March 2000, Continental Airlines' flight attendants ratified a 54-month collective bargaining agreement between the Company and the International Association of Machinists and Aerospace Workers (the "IAM"). In September 1999, Express and the IAM began collective bargaining negotiations to amend the Express flight attendants' contract (which became amendable in November 1999). The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

The Company holds a membership interest in The SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Continental) that elected to participate in the offering. Continental recorded a gain of $20 million ($12 million after tax) related to this transaction. The gain is included in other nonoperating income (expense) in the accompanying consolidated statement of operations for the three months ended March 31, 1999.

NOTE 6 - SUBSEQUENT EVENTS

The Federal Aviation Administration has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of the passage of this legislation, the carrying amount of the slots could be deemed to be impaired. The Company will perform an evaluation in the second quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The assessment could result in the recording of an impairment charge for the amount that the carrying value of the slots exceeds the fair value of the slots, the acceleration of amortization over the remaining useful life, or some combination thereof. At March 31, 2000, the net book value of slots at O'Hare and LaGuardia was $51 million and $11 million, respectively. The Company has no slots at Kennedy.

Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports. Express was recently awarded slot exemptions to permit it to provide extensive service at LaGuardia using regional jets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 1999 10-K which identify important factors such as the Company's high leverage and significant financing needs, its historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, the significant ownership interest of Northwest Airlines in the Company and risks relating to the Company's strategic alliance with Northwest Airlines, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements.

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors, including those listed above, that are not necessarily seasonal. Rising jet fuel prices significantly impacted results of operations in the first quarter of 2000. In addition, industry capacity and growth in the transatlantic markets (including block space arrangements where Continental is obligated to purchase capacity at a fixed price) have resulted in lower yields and revenue per available seat mile in those markets, which trend is expected to continue. Continental will continue to critically review its growth plans in light of industry conditions and will adjust or redeploy resources, including aircraft capacity, as necessary. In addition, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn due to its flexible fleet plan, a strong cash balance, a $225 million unused revolving credit facility and a well developed alliance network.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three months ended March 31, 2000 as compared to the corresponding period in 1999.

The Company recorded consolidated net income of $14 million for the first quarter of 2000 as compared to consolidated net income of $52 million for the three months ended March 31, 1999. Net income for the first quarter of 1999 included a charge for the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits to participating partners in the Company's frequent flyer program.

Passenger revenue increased 11.3%, $217 million, during the quarter ended March 31, 2000 as compared to the same period in 1999, which was principally due to new transatlantic and Latin American destinations served as well as an improvement in yield and load factor for domestic markets.

Cargo and mail revenue increased 25.4%, $17 million, in the first quarter of 2000 compared to the first quarter of 1999 primarily due to increased international volumes resulting from new markets.

Wages, salaries and related costs increased 8.0%, $49 million, during the quarter ended March 31, 2000 as compared to the same period in 1999, primarily due to a 5.7% increase in average full-time equivalent employees to support increased flying and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense increased 128.7%, $193 million, in the three months ended March 31, 2000 as compared to the same period in the prior year. The average jet fuel price per gallon increased 120.4% from 38.62 cents in the first quarter of 1999 to 85.13 cents in the first quarter of 2000. In addition, the quantity of jet fuel used increased 1.6%, principally reflecting increased capacity offset significantly by the increased fuel efficiency of the Company's younger fleet.

Aircraft rentals increased 12.0%, $22 million, due to the delivery of new aircraft.

Maintenance, materials and repairs increased 11.2%, $16 million, during the quarter ended March 31, 2000 as compared to the same period in 1999 due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program. This increase is partially offset by a reduction in maintenance on newer aircraft.

Commissions expense decreased 7.0%, $10 million, during 2000 as compared to 1999 due to lower rates resulting from international commission caps and a lower volume of commissionable sales, partially offset by increased passenger revenue.

Other rentals and landing fees increased 13.2%, $15 million, primarily due to higher facilities rent and landing fees resulting from increased operations.

Depreciation and amortization expense increased 11.8%, $10 million, in the first quarter of 2000 compared to the first quarter of 1999 due principally to the addition of new aircraft and related spare parts.

Other operating expense increased 8.6%, $39 million, in the three months ended March 31, 2000 as compared to the same period in the prior year, as a result of increases in passenger and aircraft servicing expense, reservations and sales expense and other miscellaneous expense, resulting primarily from an increase in enplanements and revenue passenger miles.

Interest expense increased 18.9%, $10 million, due to an increase in long-term debt resulting from the purchase of new aircraft, partially offset by interest savings of $4 million due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock in the second quarter of 1999.

Interest income increased 40.0%, $6 million, due to higher average balances of cash, cash equivalents and short-term investments and due to higher rates.

The Company's other nonoperating income (expense) in 1999 included a $20 million gain on the sale of a portion of the Company's indirect interest in Equant, partially offset by foreign currency losses of $6 million, principally the Brazilian Real.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:

                                  Three Months Ended       Net
                                       March 31,        Increase/
                                   2000        1999     (Decrease)
Revenue passenger miles
 (millions) (1). . . . . . . . . .15,005      13,737       9.2 %
Available seat miles
 (millions) (2). . . . . . . . . .20,951      19,225       9.0 %
Passenger load factor (3). . . . .  71.6%       71.5%      0.1 pts.
Breakeven passenger load
 factor (4). . . . . . . . . . . .  69.2%       63.4%      5.8 pts.
Passenger revenue per available
  seat mile (cents). . . . . . . .  9.33        9.29       0.4 %
Total revenue per available
 seat mile (cents) . . . . . . . . 10.13       10.02       1.1 %
Operating cost per available
 seat mile (cents) . . . . . . . .  9.78        9.17       6.7 %
Average yield per revenue
  passenger mile (cents) (5) . . . 13.03       13.00       0.2 %
Average fare per revenue
 passenger . . . . . . . . . . . .$174.49    $165.75       5.3 %
Revenue passengers (thousands) . .11,201      10,778       3.9 %
Average length of aircraft
  flight (miles) . . . . . . . . . 1,131       1,083       4.4 %
Average daily utilization of
  each aircraft (hours) (6). . . . 10:34       10:11       3.8 %
Actual aircraft in fleet at
 end of period (7) . . . . . . . .   364         365      (0.3)%

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. The table above excludes 622 million and 699 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 264 million and 232 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental for the three months ended March 31, 2000 and March 31, 1999, respectively.
__________________

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

 (5) The average revenue received for each mile a revenue passenger is carried.
 (6) The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
 (7)  Excludes six all-cargo 727 aircraft at CMI in 1999.

LIQUIDITY AND CAPITAL COMMITMENTS

As of March 31, 2000 and December 31, 1999, the Company had
$1.3 billion and $1.2 billion in cash and cash equivalents, respectively. Net cash provided by operating activities decreased $10 million during the three months ended March 31, 2000 compared to the same period in the prior year primarily due to a decrease in operating income and changes in working capital. Net cash provided by investing activities increased $315 million for the three months ended March 31, 2000 compared to the same period in the prior year, primarily as a result of proceeds from the sale of short-term investments received in the first quarter of 2000. Net cash used by financing activities for the three months ended March 31, 2000 compared to the same period in the prior year increased $174 million primarily due to an increase in the purchase of Class B common stock and a decrease in proceeds from the issuance of long-term debt.

In March 2000, the Company completed an offering of $743 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 aircraft. Two of these aircraft were delivered in February 2000, and the remaining aircraft are scheduled for delivery from June 2000 to December 2000.

Deferred Tax Assets. The Company had, as of December 31, 1999, deferred tax assets aggregating $611 million, including $266 million of net operating losses ("NOLs") and a valuation allowance of $263 million. The Company has consummated several transactions which resulted in the recognition of NOLs of the Company's predecessor. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce the value ascribed to routes, gates and slots.

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

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 4.

Continental expects its cash outlays for 2000 capital expenditures, exclusive of fleet plan requirements, to aggregate approximately $200 million, primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the three months ended March 31, 2000 aggregated $52 million, exclusive of fleet plan expenditures.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Employees. In September 1997, the Company announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000. The Company is also in the process of formulating a plan to bring employees to industry standard benefits over a multi-year period.

In March 2000, Continental Airlines' flight attendants ratified a 54-month collective bargaining agreement between the Company and the IAM. The Company estimates that increased costs associated with the collective bargaining agreement will be approximately $50 million in 2000. In September 1999, Express and the IAM began collective bargaining negotiations to amend the Express flight attendants' contract (which became amendable in November 1999). The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

Other. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of the passage of this legislation, the carrying amount of the slots could be deemed to be impaired. The Company will perform an evaluation in the second quarter in accordance with SFAS 121. The assessment could result in the recording of an impairment charge for the amount that the carrying value of the slots exceeds the fair value of the slots, the acceleration of amortization over the remaining useful life, or some combination thereof. At March 31, 2000, the net book value of slots at O'Hare and LaGuardia was $51 million and $11 million, respectively. The Company has no slots at Kennedy.

Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports, and Express was recently awarded slot exemptions to permit it to provide extensive service at LaGuardia using regional jets.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (vi) changes in the Company's fleet and related capacity and (vii) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using Continental's electronic ticket product, E-ticket, and the internet for bookings, and reduced interest expense.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Continental's 1999 10-K.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On March 1, 2000, Continental was served with a federal grand jury subpoena calling for Continental's production of documents relating to de-icing operations at the Dallas/Fort Worth Airport since 1992. Continental cannot currently determine either the full scope of the grand jury's investigation or Continental's role therein. Continental intends to cooperate with the government's investigation.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        10.1 Supplemental Agreement No. 15, including side letter, to Boeing Purchase Agreement No. 1951, dated January 13, 2000.

        10.2 Supplemental Agreement No. 16, including side letters, to Boeing Purchase Agreement No. 1951, dated March 17, 2000.

        27.1     Financial Data Schedule.

   (b)  Reports on Form 8-K:

        (i)      Report dated January 18, 2000 with respect to
                 Item 5. Other Events. No financial statements were filed with the report, which included a Press Release related to the Company's fourth quarter results.

       (ii)     Report dated February 8, 2000 with respect to
                 Item 5. Other Events. No financial statements were filed with the report, which related to amendments to: the Rights Agreement between the Company and Harris Trust and Savings Bank, the Northwest Airlines/Air Partners Voting Trust Agreement between the Company and Northwest Airlines Corporation, the Governance Agreement among the Company, Northwest Airlines Corporation and Northwest Airlines Holding Corporation and the Supplemental Agreement among the Company, Northwest Airlines Corporation and Northwest Airlines Holding Corporation.

        (iii) Report dated March 15, 2000 reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the Continental 2000-1 offering of pass through certificates.

        (iv)     Report dated March 27, 2000 with respect to Item
                 5. Other Events. No financial statements were filed with the report, which related to the amendment and restatement of the Company's Incentive Plan 2000 and the adoption of the Continental Airlines, Inc. Officer Retention and Incentive Award Program under such plan.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONTINENTAL AIRLINES, INC.
                                      (Registrant)





Date:  April 20, 2000   by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (On behalf of Registrant)




Date:  April 20, 2000        /s/ Chris Kenny
                             Chris Kenny
                             Staff Vice President and Controller
                             (Principal Accounting Officer)

                       INDEX TO EXHIBITS
                               OF
                   CONTINENTAL AIRLINES, INC.


10.1 Supplemental Agreement No. 15, including side letter, to Boeing Purchase Agreement No. 1951, dated January 13,
          2000. (1)

10.2 Supplemental Agreement No. 16, including side letters, to Boeing Purchase Agreement No. 1951, dated March 17, 2000.
          (1)

27.1      Financial Data Schedule.

_____________________

(1) The Company has applied to the Commission for confidential treatment of a portion of this exhibit.