Form 10-Q
period 2000-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2000-07-18
CIK 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

__________

As of July 7, 2000, 11,140,287 shares of Class A common stock and 48,976,047 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Operating Revenue:
Passenger	$2,424	$2,054	$4,561	$3,974
Cargo and mail	89	70	173	137
Other	58	57	114	112
	2,571	2,181	4,848	4,223

Operating Expenses:
Wages, salaries and related costs	712	622	1,377	1,238
Aircraft fuel	320	154	663	304
Aircraft rentals	210	189	416	373
Maintenance, materials and Repairs	171	155	330	298
Commissions	141	142	274	285
Other rentals and landing fees	138	121	267	235
Depreciation and amortization	98	88	193	173
Other	502	463	995	917
	2,292	1,934	4,515	3,823

Operating Income	279	247	333	400

Nonoperating Income (Expense):
Interest expense	(63)	(57)	(127)	(110)
Interest capitalized	15	16	27	29
Interest income	21	15	43	30
Other, net	(2)	(4)	(3)	9
	(29)	(30)	(60)	(42)

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Income before Income Taxes, Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 250	$ 217	$ 273	$ 358

Income Tax Provision	(97)	(85)	(106)	(141)

Income before Cumulative Effect of Accounting Changes and Extra- ordinary Charge	153	132	167	217

Cumulative Effect of Accounting Changes, Net of Applicable Income Taxes of $19	-	-	-	(33)

Extraordinary Charge, Net of Applicable Income Taxes of $2	(4)	-	(4)	-

Net Income	$ 149	$ 132	$ 163	$ 184

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Earnings per Common Share:
Income Before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 2.52	$ 1.85	$ 2.68	$ 3.11
Cumulative Effect of Accounting Changes, net of tax	-	-	-	(0.47)
Extraordinary Charge, net of tax	(0.08)	-	(0.07)	-

Net Income	$ 2.44	$ 1.85	$ 2.61	$ 2.64

Earnings per Common Share Assuming Dilution:
Income Before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 2.46	$ 1.73	$ 2.64	$ 2.85
Cumulative Effect of Accounting Changes, net of tax	-	-	-	(0.42)
Extraordinary Charge, net of tax	(0.07)	-	(0.07)	-

Net Income	$ 2.39	$ 1.73	$ 2.57	$ 2.43

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	June 30,	December 31,
ASSETS	2000	1999
	(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,319	$ 1,198
Short-term investments	-	392
Accounts receivable, net	586	506
Spare parts and supplies, net	254	236
Deferred income taxes	132	145
Prepayments and other	239	129
Total current assets	2,530	2,606

Property and Equipment:
Owned property and equipment:
Flight equipment	3,780	3,593
Other	910	814
	4,690	4,407
Less: Accumulated depreciation	923	808
	3,767	3,599

Purchase deposits for flight equipment	562	366

Capital leases:
Flight equipment	287	300
Other	85	88
	372	388
Less: Accumulated amortization	184	180
	188	208
Total property and equipment	4,517	4,173

Other Assets:
Routes, gates and slots, net	1,106	1,131
Other assets, net	348	313

Total other assets	1,454	1,444

Total Assets	$ 8,501	$ 8,223

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999
	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$ 356	$ 278
Current maturities of capital leases	39	43
Accounts payable	922	856
Air traffic liability	1,317	1,042
Accrued payroll and pensions	273	299
Accrued other liabilities	260	257
Total current liabilities	3,167	2,775

Long-Term Debt	2,684	2,855

Capital Leases	183	200

Deferred Credits and Other Long-Term Liabilities:
Deferred income taxes	692	590
Other	222	210
Total deferred credits and other long-term liabilities	914	800

Commitments and Contingencies

Common Stockholders' Equity:
Class A common stock - $.01 par, 50,000,000 shares authorized; 11,143,587 and 11,320,849 shares issued and outstanding in 2000 and 1999, respectively	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 63,923,431 issued in both 2000 and 1999	1	1
Additional paid-in capital	840	871
Retained earnings	1,277	1,114
Accumulated other comprehensive income (loss)	32	(1)
Treasury stock - 14,983,808 and 9,763,684 Class B shares in 2000 and 1999, respectively, at cost	(597)	(392)
Total common stockholders' equity	1,553	1,593
Total Liabilities and Stockholders' Equity	$ 8,501	$ 8,223

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2000	1999
	(Unaudited)

Net cash provided by operating activities	$ 586	$ 398

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries	(306)	(685)
Purchase deposits refunded in connection with aircraft delivered	116	522
Capital expenditures	(207)	(313)
Proceeds from sale of short-term investments	392	-
Proceeds from sale of investments	-	20
Other	1	(9)
Net cash used by investing activities	(4)	(465)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	113	230
Payments on long-term debt and capital lease obligations	(343)	(159)
Purchase of Class B common stock	(274)	(171)
Proceeds from issuance of Class B common stock	39	19
Other	4	8
Net cash used by financing activities	(461)	(73)

Net Increase (Decrease) in Cash and Cash Equivalents	121	(140)

Cash and Cash Equivalents - Beginning of Period	1,198	1,399

Cash and Cash Equivalents - End of Period	$1,319	$1,259

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 114	$ 501
Conversion of trust originated preferred securities	$ -	$ 111
Conversion of 6-3/4% Convertible Subordinated Notes	$ -	$ 230

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

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Numerator:
Income before cumulative effect of accounting changes and extra- ordinary charge	$153	$132	$167	$217
Cumulative effect of accounting changes, net of income taxes	-	-	-	(33)
Extraordinary charge, net of income taxes	(4)	-	(4)	-
Numerator for basic earnings per share - net income	149	132	163	184

Effect of dilutive securities:
6-3/4% convertible subordinated notes	-	1	-	3

Numerator for diluted earnings per share - net income after assumed conversions	$149	$133	$163	$187

Denominator:
Denominator for basic earnings per share - weighted-average shares	60.9	70.9	62.1	69.7

Effect of dilutive securities:
Employee stock options	1.3	1.7	1.1	1.5
Preferred Securities of Trust	-	-	-	0.1
6-3/4% convertible subordinated notes	-	4.2	-	5.9
Dilutive potential common shares	1.3	5.9	1.1	7.5

Denominator for diluted earnings per share - adjusted weighted-average and assumed conversions	62.2	76.8	63.2	77.2

NOTE 2 - COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which qualify for hedge accounting in other comprehensive income. During the second quarter of 2000 and 1999, total comprehensive income amounted to $178 million and $122 million, respectively. For the six months ended 2000 and 1999, total comprehensive income amounted to $196 million and $203 mil

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND

EXTRAORDINARY CHARGE

Frequent Flyer Program. The Company sells mileage credits in its frequent flyer program ("OnePass") to participating partners, such as hotels, car rental agencies and credit card companies. During 1999, as a result of Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, which totaled $27 million, net of tax, was applied retroactively to January

Start-Up Costs. Continental adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities ("SOP 98-5") in the first quarter of 1999. SOP 98-5 amended Statement of Position 88-1, "Accounting for Developmental and Preoperating Costs, Purchases and Exchanges of Take-Off and Landing Slots, and Airframe Modifications" by requiring preoperating costs related to the integration of new types of aircraft to be expensed as incurred and requiring all unamortized sta

Extraordinary Charge. During 2000, Continental repurchased $188 million of its 9-1/2% senior unsecured notes, in addition to the early extinguishment of other debt, resulting in a $4 million extraordinary charge (net of income tax benefit) for early debt repayment.

NOTE 4 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table, Continental's aircraft fleet consisted of 363 jets, 78 regional jets and 81 turboprop aircraft at June 30, 2000. Continental's purchase commitments as of June 30, 2000 are also shown below.
Aircraft Type	Total Aircraft	Owned	Leased	Orders	Options

777-200	16	4	12	-	9
767-400ER	-	-	-	26	-
767-200ER	-	-	-	10	11
757-200	40	12	28	1	-
737-900	-	-	-	15	15
737-800	43	12	31	29	40
737-700	36	12	24	-	31
737-500	66	15	51	-	-
737-300	65	14	51	-	-
DC10-30	24	6	18	-	-
727-200	5	2	3	-	-
MD-80	68	17	51	-	-
	363	94	269	81	106

ERJ-145	66	-	66	94	39
ERJ-135	12	-	12	38	25
	78	-	78	132	64

ATR-72	2	2	-
ATR-42-500	1	-	1
ATR-42-320	31	4	27
EMB-120	22	12	10
Beech 1900-D	25	-	25
	81	18	63

Total	522	112	410

The Company anticipates taking delivery of 28 Boeing jet aircraft in 2000 (five of which were placed in service during the first half of 2000) and the remainder of its firm orders through November 2005.

The Company's wholly owned subsidiary, Continental Express, Inc. ("Express") anticipates taking delivery in 2000 of 22 Embraer ERJ-145 ("ERJ-145") regional jets (10 of which were placed in service in the first half of 2000) and 12 Embraer ERJ-135 ("ERJ-135") regional jets (six of which were placed in service in the first half of 2000) and the remainder of its firm orders through the fourth quarter of 2003.

In March 2000, the Company completed an offering of $743 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 Boeing aircraft. Three of these aircraft were placed in service in the first half of 2000, and the remaining aircraft are scheduled for delivery from July 2000 to December 2000.

As of June 30, 2000, the estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4.1 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of June 30, 2000, Continental had approximately $639 million in financing arranged for such future Boeing deliveries. Continental

As of June 30, 2000, the estimated aggregate cost of Express' firm commitments for ERJ-145 and ERJ-135 aircraft is approximately $1.9 billion. Embraer has agreed to arrange lease financing by third parties of the firm ERJ-135 and ERJ-145 aircraft to be delivered to Express, subject to Express' option to purchase ERJ-135 aircraft.

NOTE 5 - REGULATORY MATTERS

The Federal Aviation Administration has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at uture cash flows expected to be generated by the slots will be more than their carrying value, and therefore, these slots are not impaired. At June 30, 2000, the net carrying value of slots at O'Hare and LaGuardia was $50 million and $11 million, respectively. The Company has no slots at Kennedy.

NOTE 6 - OTHER

Due to the cost of the facility, the lack of prior use and Continental's significant cash position, the Company did not renew its $225 million unused revolving credit facility which expired June 30, 2000.

The Company holds a membership interest in The SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Continental) that elected to participate in the offering. Continental recorded a gain of $20 m

Item 2. Management's Discussion and Analysis of Financial Condition and

Operations.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 1999 10-K which identify important factors such as the Company's high leverage and significant financing needs, its historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, the significant ownership interest of Northwest Airlines in the Company and risks re

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors, including those listed above, that are not necessarily seasonal. Rising jet fuel prices significantly impacted results of operations in the first half of 2000. However, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn d

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and six months ended June 30, 2000 as compared to the corresponding periods ended June 30, 1999.

Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999

The Company recorded consolidated net income of $149 million for the three months ended June 30, 2000 as compared to consolidated net income of $132 million for the three months ended June 30, 1999.

Passenger revenue increased 18.0%, $370 million, during the quarter ended June 30, 2000 as compared to the same period in 1999, which was principally due to new transatlantic and Latin American destinations served as well as an improvement in yield and load factors for domestic markets.

Cargo and mail revenue increased 27.1%, $19 million, in the second quarter of 2000 compared to the second quarter of 1999 primarily due to increased international volumes resulting from new markets.

Wages, salaries and related costs increased 14.5%, $90 million, during the quarter ended June 30, 2000 as compared to the same period in 1999, primarily due to a 5.2% increase in average full-time equivalent employees to support increased flying, increased employee incentives and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense increased 107.8%, $166 million, in the three months ended June 30, 2000 as compared to the same period in the prior year. The average price per gallon increased 101.9% from 38.13 cents in the second quarter of 1999 to 76.98 cents in the second quarter of 2000. In addition, jet fuel consumption increased 0.8% principally reflecting increased flight operations offset significantly by the fuel efficiency of the Company's younger fleet. During the second quar

Aircraft rentals increased 11.1%, $21 million, in the second quarter of 2000 compared to the second quarter of 1999, due to the delivery of new aircraft.

Maintenance, materials and repairs increased 10.3%, $16 million, during the quarter ended June 30, 2000 as compared to the same period in 1999 due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Other rentals and landing fees increased 14.0%, $17 million, in the three months ended June 30, 2000 as compared to the same period in the prior year primarily due to higher facilities rent and landing fees resulting from increased operations.

Depreciation and amortization expense increased 11.4%, $10 million, in the second quarter of 2000 compared to the second quarter of 1999 due principally to the addition of new aircraft and related spare parts.

Other operating expense increased 8.4%, $39 million, in the three months ended June 30, 2000 as compared to the same period in the prior year, as a result of increases in reservations and sales expense, passenger services expense, aircraft servicing expense and other miscellaneous expense, resulting primarily from an increase in enplanements and revenue passenger miles.

Interest expense increased 10.5%, $6 million, due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by interest savings due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock in the second quarter of 1999 and the repurchase of a portion of the Company's 9-1/2% senior unsecured notes in 2000.

Interest income increased 40.0%, $6 million, due to higher average balances of cash and short-term investments and due to higher rates.

The Company's other nonoperating income (expense) in the three months ended June 30, 2000 and 1999 both included foreign currency losses of $4 million.

In 2000, an extraordinary charge of $4 million (net of income tax benefit) was recorded related to the early extinguishment of debt.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

The Company recorded consolidated net income of $163 million and $184 million for the six months ended June 30, 2000 and 1999, respectively. Net income for the first half of 1999 included a charge for the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits to participating partners in the Company's frequent flyer program.

Passenger revenue increased 14.8%, $587 million, during the six months ended June 30, 2000 as compared to the same period in 1999. The increase was principally due to new transatlantic and Latin American destinations served as well as an improvement in yield and load factor for domestic markets.

Cargo and mail revenue increased 26.3%, $36 million, in the second half of 2000 compared to the second half of 1999 primarily due to increased international volumes resulting from new markets.

Wages, salaries and related costs increased 11.2%, $139 million, during the six months ended June 30, 2000 as compared to the same period in 1999, primarily due to a 5.4% increase in average full-time equivalent employees to support increased flying and higher wage rates resulting from the Company's decision to increase employee wages to industry standards by the year 2000.

Aircraft fuel expense increased 118.1%, $359 million, in the six months ended June 30, 2000 as compared to the same period in the prior year. The average price per gallon increased 111.1% from 38.37 cents in the first six months of 1999 to 81.00 cents in the first six months of 2000. In addition, jet fuel consumption increased 1.2%, principally reflecting increased flight operations offset significantly by the increased fuel efficiency of the Company's younger fleet. During the fir

Aircraft rentals increased 11.5%, $43 million, during the six months ended June 30, 2000 as compared to the same period in 1999, due primarily to the delivery of new aircraft.

Maintenance, materials and repairs increased 10.7%, $32 million, during the six months ended June 30, 2000 as compared to the same period in the prior year due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Commissions expense decreased 3.9%, $11 million, during the six months ended June 30, 2000 as compared to the same period in 1999 due to a lower volume of commissionable sales and lower rates resulting from international commission caps, partially offset by increased passenger revenue.

Other rentals and landing fees increased 13.6%, $32 million, primarily due to higher facilities rent and landing fees resulting from increased operations.

Depreciation and amortization expense increased 11.6%, $20 million, in the first six months of 2000 compared to the same period in 1999 primarily due to the addition of new aircraft and related spare parts.

Other operating expense increased 8.5%, $78 million, in the six months ended June 30, 2000 as compared to the same period in the prior year, primarily as a result of increases in reservations and sales expense, passenger services expense, aircraft servicing expense, and other miscellaneous expense, primarily due to an increase in enplanements and revenue passenger miles.

Interest expense increased 15.5%, $17 million, due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by interest savings due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock in the second quarter of 1999 and the repurchase of a portion of the Company's 9-1/2% senior unsecured notes in 2000.

Interest income increased 43.3%, $13 million, due to higher average balances of cash and short-term investments and due to higher rates.

The Company's other nonoperating income (expense) in the six months ended June 30, 2000 included foreign currency losses of $4 million. Other nonoperating income (expense) in the six months ended June 30, 1999 included a $20 million gain on the sale of a portion of the Company's indirect interest in Equant partially offset by foreign currency losses of $11 million.

In 2000, an extraordinary charge of $4 million (net of income tax benefit) was recorded related to the early extinguishment of debt.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:
	Three Months Ended	Net
	June 30,	Increase/
	2000	1999	(Decrease)

Revenue passenger miles (millions) (1)	16,491	14,919	10.5%
Available seat miles (millions) (2)	21,384	20,163	6.1%
Passenger load factor (3)	77.1%	74.0%	3.1 pts.
Breakeven passenger load factor (4)	65.0%	61.9%	3.1 pts.
Passenger revenue per available seat mile (cents)	10.32	9.39	9.9%
Total revenue per available seat mile (cents)	11.14	10.12	10.1%
Operating cost per available seat mile (cents)	9.85	8.93	10.3%
Average yield per revenue passenger mile (cents) (5)	13.38	12.69	5.4%
Average fare per revenue passenger	$182.61	$164.77	10.8%
Revenue passengers (thousands)	12,084	11,493	5.1%
Average length of aircraft flight (miles)	1,156	1,104	4.7%
Average daily utilization of each aircraft (hours) (6)	10:40	10:35	0.8%
Actual aircraft in fleet at end of period (7)	363	360	0.8%

	Six Months Ended	Net
	June 30,	Increase/
	2000	1999	(Decrease)

Revenue passenger miles (millions) (1)	31,496	28,656	9.9%
Available seat miles (millions) (2)	42,334	39,388	7.5%
Passenger load factor (3)	74.4%	72.8%	1.6 pts.
Breakeven passenger load factor (4)	67.0%	62.7%	4.3 pts.
Passenger revenue per available seat mile (cents)	9.83	9.34	5.2%
Total revenue per available seat mile (cents)	10.64	10.07	5.7%
Operating cost per available seat mile (cents)	9.81	9.05	8.4%
Average yield per revenue passenger mile (cents) (5)	13.21	12.84	2.9%
Average fare per revenue passenger	$178.71	$165.24	8.2%
Revenue passengers (thousands)	23,285	22,271	4.6%
Average length of aircraft flight (miles)	1,143	1,093	4.6%
Average daily utilization of each aircraft (hours) (6)	10:37	10:23	2.2%
Actual aircraft in fleet at end of period (7)	363	360	0.8%

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. For the three months ended June 30, 2000 and June 30, 1999, respectively, the table above excludes 623 million and 633 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 260 million and 258 million avai

__________________

  The number of scheduled miles flown by revenue passengers.

  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

  Revenue passenger miles divided by available seat miles.

  The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges, nonoperating items and other special items.

  The average revenue received for each mile a revenue passenger is carried.

  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

  Excludes six all-cargo 727 aircraft at Continental Micronesia, Inc., a wholly owned subsidiary of the Company, in 1999.

LIQUIDITY AND CAPITAL COMMITMENTS

As of June 30, 2000, the Company had $1.3 billion in cash and cash equivalents. Net cash provided by operating activities increased $188 million during the six months ended June 30, 2000 compared to the same period in the prior year primarily due to an increase in net income and changes in working capital. Net cash used by investing activities decreased $461 million for the six months ended June 30, 2000 compared to the same period in the prior year, primarily as a re

In March 2000, the Company completed an offering of $743 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 Boeing aircraft. Three of these aircraft were placed in service in the first half of 2000, and the remaining aircraft are scheduled for delivery from July 2000 to December 2000.

Deferred Tax Assets. The Company had, as of December 31, 1999, deferred tax assets aggregating $611 million, including $266 million of net operating losses ("NOLs") and a valuation allowance of $263 million. The Company has consummated several transactions, which resulted in the recognition of NOLs of the Company's predecessor. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the acco

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $700 million of taxable income following December 31, 1999. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership o

On November 20, 1998, an affiliate of Northwest Airlines, Inc. completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. and its affiliates, together with certain Class A common stock of the Company held by certain other investors, totaling 8,661,224 shares of Class A common stock (the "Air Partners Transaction"). The Company does not believe that the Air Partners Transaction resulted in an ownership change for purposes of Section 382.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 4.

Continental expects its cash outlays for 2000 capital expenditures, exclusive of fleet plan requirements, to aggregate $200 million, primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the six months ended June 30, 2000 aggregated $93 million, exclu

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Employees. In September 1997, the Company announced its intention to bring all employees to industry standard wages no later than the end of the year 2000. Effective July 1, 2000, the Company has completed its program to bring all employees to industry standard wages. The Company is in the process of formulating a plan to bring employees to industry standard benefits over a multi-year period, and is implementing certain benefits enhancements.

In March 2000, Continental Airlines' flight attendants ratified a 54-month collective bargaining agreement between the Company and the International Association of Machinists and Aerospace Workers (the "IAM"). This agreement will become amendable in September 2004. In June 2000, Express's flight attendants ratified a 54-month collective bargaining agreement between Express and the IAM. This agreement will become amendable in December 2004. Also in July 2000, Express ratified a fo u

Fuel Hedging. The Company uses a combination of petroleum swap contracts, petroleum call options, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. During the second quarter, the Company entered into petroleum call options to hedge jet fuel prices for approximately 56% of its anticipated fuel requirements through December 2000. At June 30, 2000 and 1999, the fair value of the Company's fuel hedges was approxi

Other. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of the passage of this legislation, the Company performed an evaluation of the slots to determine, in accordance with SFAS 121, whether future cash flows expected to result from the use of the slots will be less than the aggregate carrying amount of these slots. As a result of the evaluation, management determined that the e

Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports, and Express was recently awarded slot exemptions to permit it to provide extensive service at LaGuardia using regional jets.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company compensates its employees comparable to industry average, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in distribution costs an

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Continental's 1999 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 23, 2000. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack, Jr.	148,466,235	5,782,648
Gordon M. Bethune	148,461,818	5,787,065
David Bonderman	148,426,360	5,822,523
Gregory D. Brenneman	148,463,341	5,785,542
Kirbyjon H. Caldwell	148,464,114	5,784,769
Patrick Foley	148,457,692	5,791,191
Douglas H. McCorkindale	148,466,561	5,782,322
George G. C. Parker	148,464,474	5,784,409
Richard W. Pogue	148,418,610	5,830,273
William S. Price III	148,460,307	5,788,576
Donald L. Sturm	148,473,122	5,775,761
Charles A. Yamarone	148,474,459	5,774,424
Karen Hastie Williams	148,453,394	5,795,489

A proposal to approve the Continental Airlines, Inc. Incentive Plan 2000, as adopted by the Board of Directors of the Company, was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

107,692,510	39,908,315	207,424	6,440,634

A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

140,551,493	13,573,335	124,055	-

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

    1997 Employee Stock Purchase Plan, as amended and restated as of April 24, 2000.

    Supplemental Agreement No. 17, including side letters, to Boeing Purchase Agreement No. 1951, dated May 16, 2000.

27.1 Financial Data Schedule.

(b) Reports on Form 8-K:

    Report dated June 13, 2000 reporting Item 5. "Other Events". No financial statements were filed with the report, which included an Exhibit Index related to certain presentation data and risk factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

(Registrant)

Date: July 18, 2000 by: /s/ Lawrence W. Kellner              ____

Lawrence W. Kellner

Executive Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: July 18, 2000 /s/ Chris Kenny                               ____

Chris Kenny

Staff Vice President and Controller

(Principal Accounting Officer)

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.

    1997 Employee Stock Purchase Plan, as amended and restated as of April 24, 2000.

    Supplemental Agreement No. 17, including side letters, to Boeing Purchase Agreement No. 1951, dated May 16, 2000. (1)

27.1 Financial Data Schedule.

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.