Form 10-Q/A
period 1999-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2000-07-25
CIK 319687

Continental's 10-Q has been amended in its entirety as a result of EDGAR transmission problems.

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

NOTE 2 - COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which qualify for hedge accounting in other comprehensive income. During the second quarter of 2000 and 1999, total comprehensive income amounted to $178 million and $122 million, respectively. For the six months ended 2000 and 1999, total comprehensive income amounted to $196 million and $203 million, respectively. During the first half of 2000 and 1999, the significant difference between net income and total comprehensive income was attributable to the $28 million and $17 million net increase, respectively, in fair value (net of applicable income taxes) related to fuel hedges held by the Company as of June 30, 2000 and 1999.

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND

EXTRAORDINARY CHARGE

Frequent Flyer Program. The Company sells mileage credits in its frequent flyer program ("OnePass") to participating partners, such as hotels, car rental agencies and credit card companies. During 1999, as a result of Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, which totaled $27 million, net of tax, was applied retroactively to January 1, 1999. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue, net of the incremental cost of providing future air travel, was recorded in the period in which the credits were sold. This change reduced net income for the three months and six months ended June 30, 1999 by $5 million ($9 million pre-tax) and $10 million ($16 million pre-tax), respectively. The quarterly information for 1999 presented herein reflects this change.

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

As of June 30, 2000, the estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4.1 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of June 30, 2000, Continental had approximately $639 million in financing arranged for such future Boeing deliveries. Continental also has commitments or letters of intent for backstop financing for approximately 21% of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at June 30, 2000, Continental had firm commitments to purchase 30 spare engines related to the new Boeing aircraft for approximately $196 million, which will be deliverable through March 2005. Further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to continue to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of June 30, 2000, the estimated aggregate cost of Express' firm commitments for ERJ-145 and ERJ-135 aircraft is approximately $1.9 billion. Embraer has agreed to arrange lease financing by third parties of the firm ERJ-135 and ERJ-145 aircraft to be delivered to Express, subject to Express' option to purchase ERJ-135 aircraft.

NOTE 5 - REGULATORY MATTERS

The Federal Aviation Administration has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of the passage of this legislation, the Company performed an evaluation of the slots to determine, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), whether future cash flows expected to result from the use of the slots will be less than the aggregate carrying amount of these slots. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the slots will be more than their carrying value, and therefore, these slots are not impaired. At June 30, 2000, the net carrying value of slots at O'Hare and LaGuardia was $50 million and $11 million, respectively. The Company has no slots at Kennedy.

NOTE 6 - OTHER

Due to the cost of the facility, the lack of prior use and Continental's significant cash position, the Company did not renew its $225 million unused revolving credit facility which expired June 30, 2000.

The Company holds a membership interest in The SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the pro rata proceeds to certain of its members (including Continental) that elected to participate in the offering. Continental recorded a gain of $20 million ($12 million after tax) related to this transaction. The gain is included in other nonoperating income (expense) in the accompanying consolidated statement of operations for the six months ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and

Operations.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 1999 10-K which identify important factors such as the Company's high leverage and significant financing needs, its historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, the significant ownership interest of Northwest Airlines in the Company and risks relating to the Company's strategic alliance with Northwest Airlines, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements. In addition, in recent years, and particularly since its deregulation in 1978, the U.S. airline industry has also undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, in May 2000, United Air Lines, the nation's largest commercial airline, announced its agreement to acquire US Airways, the nation's sixth largest commercial airline, subject to regulatory approvals and other conditions. The impact on Continental of this pending transaction and any additional consolidation within the U.S. airline industry cannot be predicted at this time.

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors, including those listed above, that are not necessarily seasonal. Rising jet fuel prices significantly impacted results of operations in the first half of 2000. However, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn due to its flexible fleet plan, a strong cash balance and a well developed alliance network.

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

Aircraft fuel expense increased 107.8%, $166 million, in the three months ended June 30, 2000 as compared to the same period in the prior year. The average price per gallon increased 101.9% from 38.13 cents in the second quarter of 1999 to 76.98 cents in the second quarter of 2000. In addition, jet fuel consumption increased 0.8% principally reflecting increased flight operations offset significantly by the fuel efficiency of the Company's younger fleet. During the second quarter of 2000 and 1999, the Company recognized gains of approximately $11 million and $36 million, respectively, related to its fuel hedging program. See "Fuel Hedging" below.

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

Aircraft fuel expense increased 118.1%, $359 million, in the six months ended June 30, 2000 as compared to the same period in the prior year. The average price per gallon increased 111.1% from 38.37 cents in the first six months of 1999 to 81.00 cents in the first six months of 2000. In addition, jet fuel consumption increased 1.2%, principally reflecting increased flight operations offset significantly by the increased fuel efficiency of the Company's younger fleet. During the first six months of 2000 and 1999, the Company recognized gains of approximately $3 million and $37 million, respectively, related to its fuel hedging program. See "Fuel Hedging" below.

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

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. For the three months ended June 30, 2000 and June 30, 1999, respectively, the table above excludes 623 million and 633 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 260 million and 258 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental. For the six months ended June 30, 2000 and June 30, 1999, respectively, the table above excludes 1.2 billion and 1.3 billion available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 524 million and 490 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental.

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

LIQUIDITY AND CAPITAL COMMITMENTS

As of June 30, 2000, the Company had $1.3 billion in cash and cash equivalents. Net cash provided by operating activities increased $188 million during the six months ended June 30, 2000 compared to the same period in the prior year primarily due to an increase in net income and changes in working capital. Net cash used by investing activities decreased $461 million for the six months ended June 30, 2000 compared to the same period in the prior year, primarily as a result of the proceeds from the sale of short-term investments in the first half of 2000. Net cash used by financing activities for the six months ended June 30, 2000 compared to the same period in the prior year increased $388 million primarily due to an increase in payments on long-term debt and capital lease obligations, a decrease in proceeds from the issuance of long-term debt and an increase in the purchase of the Company's Class B common stock.

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

Continental expects its cash outlays for 2000 capital expenditures, exclusive of fleet plan requirements, to aggregate $200 million, primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the six months ended June 30, 2000 aggregated $93 million, exclusive of fleet plan expenditures.

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

In March 2000, Continental Airlines' flight attendants ratified a 54-month collective bargaining agreement between the Company and the International Association of Machinists and Aerospace Workers (the "IAM"). This agreement will become amendable in September 2004. In June 2000, Express's flight attendants ratified a 54-month collective bargaining agreement between Express and the IAM. This agreement will become amendable in December 2004. Also in July 2000, Express ratified a four-year collective bargaining agreement with the Transport Workers Union representing the Aircraft Dispatchers.

Fuel Hedging. The Company uses a combination of petroleum swap contracts, petroleum call options, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. During the second quarter, the Company entered into petroleum call options to hedge jet fuel prices for approximately 56% of its anticipated fuel requirements through December 2000. At June 30, 2000 and 1999, the fair value of the Company's fuel hedges was approximately $52 and $31 million, respectively, and is recorded in other current assets with the offset primarily to other comprehensive income (loss), net of applicable income taxes.

Other. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of the passage of this legislation, the Company performed an evaluation of the slots to determine, in accordance with SFAS 121, whether future cash flows expected to result from the use of the slots will be less than the aggregate carrying amount of these slots. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the slots will be more than their carrying value, and therefore, these slots are not impaired. At June 30, 2000, the net carrying value of slots at O'Hare and LaGuardia was $50 million and $11 million, respectively. The Company has no slots at Kennedy.

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