Form 10-Q
period 2000-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2000-10-17
CIK 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of October 6, 2000, 10,966,938 shares of Class A common stock and 47,397,247 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Operating Revenue:
Passenger	$2,469	$2,132	$7,030	$6,106
Cargo and mail	93	76	266	213
Other	60	56	174	168
	2,622	2,264	7,470	6,487

Operating Expenses:
Wages, salaries and related costs	740	644	2,117	1,882
Aircraft fuel	363	208	1,026	512
Aircraft rentals	215	197	631	570
Maintenance, materials and repairs	167	156	497	454
Commissions	138	154	412	439
Landing fees and other rentals	133	130	400	365
Reservations and sales	117	107	352	314
Depreciation and amortization	102	93	295	266
Other	393	373	1,153	1,083
	2,368	2,062	6,883	5,885

Operating Income	254	202	587	602

Nonoperating Income (Expense):
Interest expense	(60)	(58)	(187)	(168)
Interest capitalized	15	13	42	42
Interest income	22	16	65	46
Other, net	(7)	(6)	(10)	3
	(30)	(35)	(90)	(77)

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Income before Income Taxes, Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 224	$ 167	$497	$ 525

Income Tax Provision	(87)	(63)	(193)	(204)

Income before Cumulative Effect of Accounting Changes and Extra- ordinary Charge	137	104	304	321

Cumulative Effect of Accounting Changes, Net of Applicable Income Taxes of $19	-	-	-	(33)

Extraordinary Charge, Net of Applicable Income Taxes of $1 and $3, respectively	(2)	-	(6)	-

Net Income	$ 135	$ 104	$ 298	$ 288

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Earnings per Common Share:
Income Before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 2.29	$ 1.47	$ 4.95	$ 4.58
Cumulative Effect of Accounting Changes, net of tax	-	-	-	(0.47)
Extraordinary Charge, net of tax	(0.03)	-	(0.10)	-

Net Income	$ 2.26	$ 1.47	$ 4.85	$ 4.11

Earnings per Common Share Assuming Dilution:
Income Before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 2.24	$ 1.44	$ 4.85	$ 4.29
Cumulative Effect of Accounting Changes, net of tax	-	-	-	(0.43)
Extraordinary Charge, net of tax	(0.03)	-	(0.09)	-

Net Income	$ 2.21	$ 1.44	$ 4.76	$ 3.86

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	September 30,	December 31,
ASSETS	2000	1999
	(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,156	$ 1,198
Short-term investments	-	392
Accounts receivable, net	600	506
Spare parts and supplies, net	264	236
Deferred income taxes	142	145
Prepayments and other	187	129
Total current assets	2,349	2,606

Property and Equipment:
Owned property and equipment:
Flight equipment	4,107	3,593
Other	985	814
	5,092	4,407
Less: Accumulated depreciation	1,011	808
	4,081	3,599

Purchase deposits for flight equipment	453	366

Capital leases:
Flight equipment	225	300
Other	85	88
	310	388
Less: Accumulated amortization	160	180
	150	208
Total property and equipment	4,684	4,173

Other Assets:
Routes, gates and slots, net	1,093	1,131
Other assets, net	333	313

Total other assets	1,426	1,444

Total Assets	$ 8,459	$ 8,223

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999
	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$ 257	$ 278
Current maturities of capital leases	24	43
Accounts payable	996	856
Air traffic liability	1,241	1,042
Accrued payroll and pensions	234	299
Accrued other liabilities	256	257
Total current liabilities	3,008	2,775

Long-Term Debt	2,738	2,855

Capital Leases	166	200

Deferred Credits and Other Long-Term Liabilities:
Deferred income taxes	778	590
Other	208	210
Total deferred credits and other long-term liabilities	986	800

Commitments and Contingencies

Common Stockholders' Equity:
Class A common stock - $.01 par, 50,000,000 shares authorized; 10,969,438 and 11,320,849 shares issued and outstanding in 2000 and 1999, respectively	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 64,073,431 issued in 2000 and 63,923,431 issued in 1999	1	1
Additional paid-in capital	814	871
Retained earnings	1,411	1,114
Accumulated other comprehensive income (loss)	20	(1)
Treasury stock - 16,518,584 and 9,763,684 Class B shares in 2000 and 1999, respectively, at cost	(685)	(392)
Total common stockholders' equity	1,561	1,593
Total Liabilities and Stockholders' Equity	$ 8,459	$ 8,223

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2000	1999
	(Unaudited)

Net cash provided by operating activities	$ 836	$ 679

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries, net of refunds	(94)	(135)
Capital expenditures	(352)	(513)
Proceeds from sale (purchase) of short-term investments	392	(155)
Proceeds from sale of investments	-	20
Other	19	25
Net cash used by investing activities	(35)	(758)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	153	369
Payments on long-term debt and capital lease obligations	(648)	(243)
Purchase of Class B common stock	(431)	(344)
Proceeds from issuance of Class B common stock	80	29
Other	3	14
Net cash used by financing activities	(843)	(175)

Net Decrease in Cash and Cash Equivalents	(42)	(254)

Cash and Cash Equivalents - Beginning of Period	1,198	1,399

Cash and Cash Equivalents - End of Period	$1,156	$1,145

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 315	$ 673
Conversion of trust originated preferred securities	$ -	$ 111
Conversion of 6-3/4% Convertible Subordinated Notes	$ -	$ 230

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

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)

Numerator for basic earnings per share - net income	$135	$104	$298	$288

Effect of dilutive securities:
6-3/4% convertible subordinated notes	-	-	-	4

Numerator for diluted earnings per share - net income after assumed conversions	$135	$104	$298	$292

Denominator for basic earnings per share - weighted-average shares	59.7	70.8	61.3	70.1

Effect of dilutive securities:
Employee stock options	1.4	1.3	1.2	1.4
Preferred Securities of Trust	-	-	-	0.1
6-3/4% convertible subordinated notes	-	-	-	3.9
Dilutive potential common shares	1.4	1.3	1.2	5.4

Denominator for diluted earnings per share - adjusted weighted-average and assumed conversions	61.1	72.1	62.5	75.5

NOTE 2 - COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which qualify for hedge accounting in other comprehensive income. During the third quarter of 2000 and 1999, total comprehensive income amounted to $123 million and $103 million, respectively. For the nine months ended 2000 and 1999, total comprehensive income amounted to $319 million and $305 million, respectively. The significant difference between net income and total comprehensive income for all periods was primarily attributable to changes in the fair value of derivative financial instruments.

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND

EXTRAORDINARY CHARGE

Frequent Flyer Program. The Company sells mileage credits in its frequent flyer program ("OnePass") to participating partners, such as hotels, car rental agencies and credit card companies. During 1999, as a result of Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, which totaled $27 million, net of tax, was applied retroactively to January 1, 1999. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue, net of the incremental cost of providing future air travel, was recorded in the period in which the credits were sold. This change reduced net income for the three months and nine months ended September 30, 1999 by $6 million ($10 million pre-tax) and $16 million ($26 million pre-tax), respectively. The quarterly information for 1999 presented herein reflects this change.

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

Extraordinary Charge. During 2000, Continental repurchased or redeemed the remaining $242 million of its 9-1/2% senior unsecured notes, in addition to the early extinguishment of other debt, resulting in a $2 million and $6 million extraordinary charge (net of income tax benefit) for early debt repayment for the three months and nine months ended September 30, 2000, respectively.

NOTE 4 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table, Continental's aircraft fleet consisted of 367 jets, 91 regional jets and 77 turboprop aircraft at September 30, 2000. Continental's purchase commitments as of September 30, 2000 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options

777-200	16	4	12	2	7
767-400ER	2	2	-	22	-
767-200ER	-	-	-	10	11
757-200	41	13	28	-	-
737-900	-	-	-	15	15
737-800	53	15	38	29	35
737-700	36	12	24	-	31
737-500	66	15	51	-	-
737-300	65	14	51	-	-
DC10-30	23	6	17	-	-
MD-80	65	17	48	-	-
	367	98	269	78	99

ERJ-145XR	-	-	-	75	100
ERJ-145	76	-	76	73	-
ERJ-135	15	-	15	35	-
	91	-	91	183	100

ATR-72	2	2	-
ATR-42-320	31	9	22
EMB-120	22	12	10
Beech 1900-D	22	-	22
	77	23	54

Total	535	121	414

The Company anticipates taking delivery of 28 Boeing jet aircraft in 2000 (18 of which were placed in service during the first nine months of 2000) and the remainder of its firm orders through November 2005.

In October 2000, the Company announced an order for 15 new Boeing 757-300 aircraft. The first delivery is expected in late 2001 with deliveries continuing through 2003.

During 2000, the Company's wholly owned subsidiary, Continental Express, Inc. ("Express") anticipates taking delivery of 22 Embraer ERJ-145 ("ERJ-145") regional jets (20 of which were placed in service in the first nine months of 2000) and 12 Embraer ERJ-135 ("ERJ-135") regional jets (nine of which were placed in service in the first nine months of 2000) and the remainder of its firm orders through the first quarter of 2005.

As of September 30, 2000, the estimated aggregate cost of the Company's firm orders for Boeing aircraft is approximately $4.1 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of September 30, 2000, Continental had approximately $316 million in financing arranged for such future Boeing deliveries. Continental also has commitments or letters of intent for backstop financing for approximately 19% of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at September 30, 2000, Continental had firm commitments to purchase 28 spare engines related to the new Boeing aircraft for approximately $189 million, which will be deliverable through March 2005. Further financing will be needed to satisfy the Company's capital commitments for aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to continue to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of September 30, 2000, the estimated aggregate cost of Express's firm orders for ERJ-145 and ERJ-135 aircraft is approximately $2.8 billion. Embraer has agreed to arrange lease financing by third parties of the firm ERJ-145 and ERJ-135 aircraft to be delivered to Express, subject to Express's option to purchase ERJ-135 aircraft. In the fourth quarter of 2000, Continental expects to purchase 18 ERJ-145 aircraft which are currently being leased.

NOTE 5 - LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):
	September 30, 2000	December 31, 1999

Secured
Notes payable, interest rates of 5.00% to 8.50%, payable through 2019	$2,052	$1,817
Floating rate notes, interest rates of LIBOR plus 0.65% to 1.00%, Eurodollar plus 1.00%, or Commercial Paper plus 0.45% to 0.60%, payable through 2012	357	241
Notes payable, interest rates of 8.49% to 9.46%, payable through 2008	40	51
Revolving credit facility, floating interest rates of LIBOR or Eurodollar plus 1.38%, payable through 2001	-	160

Unsecured
Senior notes payable, interest rate of 8.00%, payable through 2005	200	200
Credit facility, floating interest rate of LIBOR or Eurodollar plus 1.00%, payable through 2002	150	215
Notes payable, interest rate of 8.13%, payable through 2008	112	112
Floating rate note, interest rate of LIBOR or Eurodollar plus 1.25%, payable through 2004	72	74
Senior notes payable, 9.50%, payable through 2001	-	242
Other	12	21
	2,995	3,133
Less: current maturities	257	278
Total long-term debt	$2,738	$2,855

In March 2000, the Company completed an offering of $743 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 Boeing aircraft.

During 2000, Continental repurchased or redeemed the remaining $242 million of its 9-1/2% senior unsecured notes. The Company also prepaid its $160 million revolving credit facility, in addition to the early extinguishment of other debt. See Note 3.

Due to the cost of the facility, the lack of prior use and Continental's significant cash position, the Company did not renew its $225 million unused revolving credit facility which expired June 30, 2000.

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending September 30,
2001	$257
2002	264
2003	180
2004	287
2005	226

NOTE 6 - REGULATORY MATTERS

The Federal Aviation Administration has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of the passage of this legislation, the Company performed an evaluation of the slots to determine, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), whether future cash flows expected to result from the use of the slots will be less than the aggregate carrying amount of these slots. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the slots will be more than their carrying value, and therefore, these slots are not impaired. At September 30, 2000, the net carrying value of the Company's slots at O'Hare and LaGuardia was $49 million and $11 million, respectively. The Company has no slots at Kennedy.

NOTE 7 - OTHER

On September 12, 2000, the Company's Board of Directors increased the size of its common stock repurchase program by the amount of cash proceeds received by the Company for the purchase of common stock by employees and other participants under the Company's employee stock purchase and stock option plans after January 1, 2000. The program also permits the expenditure of one half of future net income, plus all the proceeds from the sale of non-strategic assets, to repurchase common stock. As of September 30, 2000, the Company had approximately $265 million remaining in its stock repurchase program.

The Company holds a membership interest in The SITA Foundation ("SITA"), an organization which provides data communication services to the airline industry. SITA's primary asset is its ownership in Equant N.V. ("Equant"). In February 1999, SITA sold a portion of its interest in Equant in a secondary public offering and distributed the proceeds pro rata to certain of its members (including Continental) that elected to participate in the offering. Continental recorded a gain of $20 million ($12 million after tax) related to this transaction. The gain is included in other nonoperating income (expense) in the accompanying consolidated statement of operations for the nine months ended September 30, 1999. As of September 30, 2000, Continental owned depository certificates with respect to 356,873 shares of Equant.

NOTE 8 - SUBSEQUENT EVENTS

In October 2000, the Company made an offer to purchase for $215 million in cash certain assets currently used by US Airways, Inc. ("US Airways") at Reagan National that United Air Lines, Inc. ("United") proposes to sell if the proposed merger of United and US Airways occurs. The assets would include 119 jet and 103 commuter slots at Reagan National, as well as eight gates and related ticket counter, ramp, aircraft parking, office space and other facilities at the airport. The offer also includes the option to assume the lease of US Airways' line maintenance hangar at Reagan National

Item 2. Management's Discussion and Analysis of Financial Condition and

Operations.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 1999 10-K which identify important factors such as the Company's high leverage and significant financing needs, its historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, the significant ownership interest of Northwest Airlines in the Company and risks relating to the Company's strategic alliance with Northwest Airlines, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements. In addition, in recent years, and particularly since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, in May 2000, United, the nation's largest commercial airline, announced its agreement to acquire US Airways, the nation's sixth largest commercial airline, subject to regulatory approvals and other conditions. The impact on Continental of this pending transaction and any additional consolidation within the U.S. airline industry cannot be predicted at this time.

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors, including those listed above, that are not necessarily seasonal. Rising jet fuel prices significantly impacted results of operations in the first nine months of 2000. However, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn due to its flexible fleet plan, a strong cash balance and a well developed alliance network.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine months ended September 30, 2000 as compared to the corresponding periods ended September 30, 1999.

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999

The Company recorded consolidated net income of $135 million for the three months ended September 30, 2000 as compared to consolidated net income of $104 million for the three months ended September 30, 1999.

Passenger revenue increased 15.8%, $337 million, during the quarter ended September 30, 2000 as compared to the same period in 1999, which was principally due to improvements in yield and load factor as well as new transatlantic and Latin American destinations served.

Cargo and mail revenue increased 22.4%, $17 million, in the third quarter of 2000 compared to the third quarter of 1999 primarily due to increased international volumes resulting from new markets.

Wages, salaries and related costs increased 14.9%, $96 million, during the quarter ended September 30, 2000 as compared to the same period in 1999, primarily due to a 3.9% increase in average full-time equivalent employees to support increased flying, increased employee incentives and higher wage rates resulting from the Company's completion of its program bringing employees to industry standard wages in July 2000.

Aircraft fuel expense increased 74.5%, $155 million, in the three months ended September 30, 2000 as compared to the same period in the prior year. The average price per gallon increased 72.9% from 48.70 cents in the third quarter of 1999 to 84.18 cents in the third quarter of 2000. In addition, jet fuel consumption decreased 1.2% principally reflecting the fuel efficiency of the Company's younger fleet offset in part by increased flight operations. During the third quarter of 2000 and 1999, the Company recognized gains of approximately $27 million and $42 million, respectively, related to its fuel hedging program. See "Fuel Hedging" below.

Aircraft rentals increased 9.1%, $18 million, in the third quarter of 2000 compared to the third quarter of 1999 due to the delivery of new aircraft, offset in part by exiting aircraft.

Maintenance, materials and repairs increased 7.1%, $11 million, during the quarter ended September 30, 2000 as compared to the same period in 1999 due to an increase in line maintenance and the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Commissions expense decreased 10.4%, $16 million, during the three months ended September 30, 2000 as compared to the same period in 1999 due to a lower volume of commissionable sales and lower rates resulting from international commission caps, partially offset by increased passenger revenue.

Reservations and sales increased 9.4%, $10 million, in the third quarter of 2000 compared to the third quarter of 1999 primarily due to higher credit card fees resulting from increased sales.

Depreciation and amortization expense increased 9.7%, $9 million, in the third quarter of 2000 compared to the third quarter of 1999 due principally to the addition of new aircraft and related spare parts.

Interest expense increased 3.4%, $2 million, in the third quarter of 2000 compared to the same period in the prior year, due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by interest savings due to the repurchase or redemption of the remainder of the Company's 9-1/2% senior unsecured notes and the prepayment of the Company's $160 million revolving credit facility in 2000.

Interest income increased 37.5%, $6 million, in the third quarter of 2000 compared to the same period in the prior year, due to higher average balances of cash and short-term investments and due to higher rates.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999

The Company recorded consolidated net income of $298 million and $288 million for the nine months ended September 30, 2000 and 1999, respectively. Net income in 1999 included a charge for the cumulative effect of accounting changes ($33 million, net of taxes). See Note 3.

Passenger revenue increased 15.1%, $924 million, during the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was principally due to improvements in yield and load factor as well as new transatlantic and Latin American destinations served.

Cargo and mail revenue increased 24.9%, $53 million, in the nine months of 2000 compared to the nine months of 1999 primarily due to increased international volumes resulting from new markets.

Wages, salaries and related costs increased 12.5%, $235 million, during the nine months ended September 30, 2000 as compared to the same period in 1999, primarily due to a 5.0% increase in average full-time equivalent employees to support increased flying, increased employee incentives and higher wage rates resulting from the Company's completion of its program bringing employees to industry standard wages in July 2000.

Aircraft fuel expense increased 100.4%, $514 million, in the nine months ended September 30, 2000 as compared to the same period in the prior year. The average price per gallon increased 95.6% from 41.97 cents in the first nine months of 1999 to 82.10 cents in the first nine months of 2000. In addition, jet fuel consumption increased 0.4%, principally reflecting increased flight operations offset significantly by the increased fuel efficiency of the Company's younger fleet. During the first nine months of 2000 and 1999, the Company recognized gains of approximately $30 million and $83 million, respectively, related to its fuel hedging program. See "Fuel Hedging" below.

Aircraft rentals increased 10.7%, $61 million, during the nine months ended September 30, 2000 as compared to the same period in 1999, due primarily to the delivery of new aircraft.

Maintenance, materials and repairs increased 9.5%, $43 million, during the nine months ended September 30, 2000 as compared to the same period in the prior year due to the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Commissions expense decreased 6.2%, $27 million, during the nine months ended September 30, 2000 as compared to the same period in 1999 due to a lower volume of commissionable sales and lower rates resulting from international commission caps, partially offset by increased passenger revenue.

Landing fees and other rentals increased 9.6%, $35 million, during the nine months ended September 30, 2000 primarily due to higher facilities rent and landing fees resulting from increased operations.

Reservations and sales increased 12.1%, $38 million, in the nine months ended September 30, 2000 as compared to the same period in the prior year, primarily due to increased booking fees and higher credit card fees resulting from increased sales.

Depreciation and amortization expense increased 10.9%, $29 million, in the first nine months of 2000 compared to the same period in 1999 primarily due to the addition of new aircraft and related spare parts.

Other operating expense increased 6.5%, $70 million, in the nine months ended September 30, 2000 as compared to the same period in the prior year, primarily due to an increase in enplanements and revenue passenger miles.

Interest expense increased 11.3%, $19 million, in the nine months ended September 30, 2000 compared to the same period in the prior year, due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by interest savings due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock in the second quarter of 1999, the repurchase or redemption of the remainder of the Company's 9-1/2% senior unsecured notes and the prepayment of the Company's $160 million revolving credit facility in 2000.

Interest income increased 41.3%, $19 million, in the nine months ended September 30, 2000 compared to the same period in the prior year, due to higher average balances of cash and short-term investments and due to higher rates.

The Company's other nonoperating income (expense) in the nine months ended September 30, 2000 included foreign currency losses of $6 million and the Company's equity in the net losses of certain investments of $2 million. Other nonoperating income (expense) in the nine months ended September 30, 1999 included a $20 million gain on the sale in the first quarter of 1999 of a portion of the Company's indirect interest in Equant partially offset by foreign currency losses of $10 million.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:
	Three Months Ended	Net
	September 30,	Increase/
	2000	1999	(Decrease)

Revenue passengers (thousands)	12,155	11,922	2.0%
Revenue passenger miles (millions) (1)	17,325	16,394	5.7%
Available seat miles (millions) (2)	22,356	21,573	3.6%
Passenger load factor (3)	77.5%	76.0%	1.5 pts.
Breakeven passenger load factor (4)	65.6%	66.1%	(0.5)pts.
Passenger revenue per available seat mile (cents)	10.06	9.07	10.9%
Total revenue per available seat mile (cents)	10.89	9.78	11.4%
Operating cost per available seat mile (cents)	9.65	8.83	9.3%
Average yield per revenue passenger mile (cents) (5)	12.98	11.93	8.8%
Average price per gallon of fuel, excluding fuel taxes (cents)	84.18	48.70	72.9%
Average price per gallon of fuel, including fuel taxes (cents)	88.41	52.76	67.6%
Fuel gallons consumed (millions)	399	404	(1.2)%
Average fare per revenue passenger	$185.06	$164.03	12.8%
Average daily utilization of each aircraft (hours) (6)	10:46	10:44	0.3%
Actual aircraft in fleet at end of period (7)	367	359	2.2%
Average length of aircraft flight (miles)	1,187	1,141	4.0%

	Nine Months Ended	Net
	September 30,	Increase/
	2000	1999	(Decrease)

Revenue passengers (thousands)	35,440	34,193	3.7%
Revenue passenger miles (millions) (1)	48,821	45,050	8.4%
Available seat miles (millions) (2)	64,691	60,961	6.1%
Passenger load factor (3)	75.5%	73.9%	1.6 pts.
Breakeven passenger load factor (4)	66.3%	63.6%	2.7 pts.
Passenger revenue per available seat mile (cents)	9.91	9.24	7.3%
Total revenue per available seat mile (cents)	10.73	9.97	7.6%
Operating cost per available seat mile (cents)	9.73	8.95	8.7%
Average yield per revenue passenger mile (cents) (5)	13.13	12.51	5.0%
Average price per gallon of fuel, excluding fuel taxes (cents)	82.10	41.97	95.6%
Average price per gallon of fuel, including fuel taxes (cents)	86.32	46.25	86.6%
Fuel gallons consumed (millions)	1,162	1,158	0.4%
Average fare per revenue passenger	$180.89	$164.82	9.8%
Average daily utilization of each aircraft (hours) (6)	10:40	10:30	1.6%
Actual aircraft in fleet at end of period (7)	367	359	2.2%
Average length of aircraft flight (miles)	1,158	1,110	4.3%

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. For the three months ended September 30, 2000 and September 30, 1999, respectively, the table above excludes 638 million and 623 million available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 276 million and 261 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental. For the nine months ended September 30, 2000 and September 30, 1999, respectively, the table above excludes 1.9 billion available seat miles, and related revenue passenger miles and enplanements, operated by Continental but purchased and marketed by the other carrier, and includes 800 million and 751 million available seat miles, and related revenue passenger miles and enplanements, operated by other carriers but purchased and marketed by Continental.

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

  Excludes four all-cargo 727 aircraft at Continental Micronesia, Inc., a wholly owned subsidiary of the Company, in 1999.

LIQUIDITY AND CAPITAL COMMITMENTS

As of September 30, 2000, the Company had $1.2 billion in cash and cash equivalents. Net cash provided by operating activities increased $157 million during the nine months ended September 30, 2000 compared to the same period in the prior year primarily due to an increase in net income and changes in working capital. Net cash used by investing activities decreased $723 million for the nine months ended September 30, 2000 compared to the same period in the prior year, primarily as a result of the proceeds from the sale of short-term investments in 2000. Net cash used by financing activities for the nine months ended September 30, 2000 compared to the same period in the prior year increased $668 million primarily due to an increase in payments on long-term debt and capital lease obligations, a decrease in proceeds from the issuance of long-term debt and an increase in the purchase of the Company's Class B common stock.

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

As a result of NOLs, the Company will not pay United States federal income taxes (other than alternative minimum tax) until it has recorded approximately an additional $900 million of taxable income following December 31, 1999. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

On November 20, 1998, an affiliate of Northwest Airlines, Inc. completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. and its affiliates, together with certain Class A common stock of the Company held by other investors, totaling 8,661,224 shares of Class A common stock (the "Air Partners Transaction"). The Company does not believe that the Air Partners Transaction resulted in an ownership change for purposes of Section 382.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 4.

Continental expects its cash outlays for 2000 capital expenditures, exclusive of fleet plan requirements, to aggregate $200 million, primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the nine months ended September 30, 2000 aggregated $155 million, exclusive of fleet plan expenditures.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Employees. In July 2000, the Company completed a three-year program bringing all employees to industry standard wages. In July 2000, the Company announced a phased plan to bring employee benefits to industry standard levels by 2003. The plan provides for increases in vacation, paid holidays, increased 401(k) Company matching contributions and additional past service retirement credit for most senior employees.

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

Fuel Hedging. The Company uses a combination of petroleum swap contracts, petroleum call options, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. As of September 30, 2000, the Company had petroleum call options to hedge jet fuel prices for approximately 95% of its anticipated fuel requirements through December 2000. At September 30, 2000 and 1999, the fair value of the Company's fuel hedges was approximately $28 and $32 million, respectively, and is recorded in other current assets with the offset primarily to other comprehensive income (loss), net of applicable income taxes.

Other. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at LaGuardia and Kennedy. As a result of the passage of this legislation, the Company performed an evaluation of the slots to determine, in accordance with SFAS 121, whether future cash flows expected to result from the use of the slots will be less than the aggregate carrying amount of these slots. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the slots will be more than their carrying value, and therefore, these slots are not impaired. At September 30, 2000, the net carrying value of the Company's slots at O'Hare and LaGuardia was $49 million and $11 million, respectively. The Company has no slots at Kennedy.

Among other things, the legislation encourages the development of air service to smaller communities from slot-controlled airports. Express has been awarded slot exemptions to permit it to provide extensive service at LaGuardia using regional jets. The Port Authority of New York and New Jersey has recently taken action which purports to restrict the provision of additional service at LaGuardia during certain hours, which may adversely impact certain of the Company's planned future service using such slot exemptions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 25, 2000 a Concorde aircraft operated by Air France crashed shortly after takeoff from France's Charles de Gaulle airport, killing 114 people, most of whom were tourists on board the chartered aircraft, which was also destroyed. The preliminary investigation conducted by French authorities suggests that one of the aircraft's tires burst and that pieces of rubber from the tire pierced a wing of the aircraft and ruptured fuel tanks, leading to a fire and the crash. In early September 2000, Continental learned that a small piece of metal found on the runway after the Concorde took off is believed by the French authorities to have caused or contributed to the tire failure and is suspected by investigators to have come from a Continental DC10 aircraft that had taken off on the same runway a short time before the Concorde.

The following lawsuits involving the Company have been filed to date in connection with the accident, which remains under investigation: Air France and its Insurers v. Continental Airlines, Inc., USAU, Inc, and USAIG filed on September 15, 2000 before the Commercial Court of Pontoise, France, in which the plaintiffs seek damages for indemnification paid to the passengers' families and other parties, for destruction of the aircraft, and for any other expenses and costs incurred by Air France; and Case No. 00-3581, Martin Gulduer, as the Personal Representative and/or Administrator of the Estate of William Gulduer, deceased v. Air France, BAE (U.S.), Inc. f/k/a British Aerospace, Inc., Aerospatiale Matra, Inc., The Goodyear Tire & Rubber Company, Continental Airlines, Inc., The Boeing Company, McDonnell Douglas Corporation, General Electric Company, and Middle River Aircraft Systems filed on September 26, 2000 in the United States District Court for the Southern District of Florida, in which the plaintiffs seek to recover damages for the death of Mr. Gulduer; and Case No. 00-07707, In re: Petition of Ina Frentzen, Rita Frentzen-Bien, and Ralf Frentzen Requesting Depositions Before Suit; filed on September 29, 2000 in the District Court for Dallas County, Texas, D-95th Judicial District (Parties in interest include Continental Airlines, Inc. and The Goodyear Tire & Rubber Company), in which the plaintiffs seek to depose certain parties, including officers and employees of the Company, prior to determining whether to file suit against the Company and certain other parties. The Company anticipates that additional suits will be filed against the Company in the future connected with this accident.

The foregoing litigation, and the investigation of the Concorde accident, are in preliminary stages. The Company is cooperating with French and U.S. authorities in the investigation of the accident. Although the outcome of such suits or any future litigation cannot be known at this time, the Company's costs to defend these matters and, the Company believes, any potential liability exposure are covered by insurance. Consequently, management does not expect the foregoing litigation or any additional suits that may arise from the accident to have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Bylaws of Continental, as amended to date.
10.1	Employment Agreement between the Company and Gordon M. Bethune, dated as of July 25, 2000.
10.2	Employment Agreement between the Company and Gregory D. Brenneman, dated as of July 25, 2000.
10.3	Employment Agreement between the Company and Lawrence W. Kellner, dated as of July 25, 2000.
10.4	Employment Agreement between the Company and C. D. McLean, dated as of July 25, 2000.
10.5	Employment Agreement between the Company and Jeffery A. Smisek, dated as of July 25, 2000.
10.6	Supplemental Agreement No. 18, including side letter, to Boeing Purchase Agreement No. 1951, dated September 11, 2000.
27.1	Financial Data Schedule.

  Reports on Form 8-K:

    Report dated September 21, 2000 reporting Item 5. "Other Events". No financial statements were filed with this report, which included an Exhibit Index related to certain presentation data and risk factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

(Registrant)

Date: October 17, 2000 by: /s/ Lawrence W. Kellner

Lawrence W. Kellner

Executive Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: October 17, 2000 by: /s/ Chris Kenny

Chris Kenny

Staff Vice President and Controller

(Principal Accounting Officer)

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.

3.1	Bylaws of Continental, as amended to date.
10.1	Employment Agreement between the Company and Gordon M. Bethune, dated as of July 25, 2000.
10.2	Employment Agreement between the Company and Gregory D. Brenneman, dated as of July 25, 2000.
10.3	Employment Agreement between the Company and Lawrence W. Kellner, dated as of July 25, 2000.
10.4	Employment Agreement between the Company and C. D. McLean, dated as of July 25, 2000.
10.5	Employment Agreement between the Company and Jeffery A. Smisek, dated as of July 25, 2000.
10.6	Supplemental Agreement No. 18, including side letter, to Boeing Purchase Agreement No. 1951, dated September 11, 2000. (1)
27.1	Financial Data Schedule.

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.