Form 10-Q/A
period 2000-11-10
CONTINENTAL AIRLINES INC /DE/
filed 2000-11-13
CIK 319687

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements is amended and restated in its entirety as follows:

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

NOTE 5 - LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):
	September 30, 2000	December 31, 1999

Secured
Notes payable, interest rates of 5.00% to 8.50%, payable through 2019	$2,052	$1,817
Floating rate notes, interest rates of LIBOR plus 0.65% to 1.00%, Eurodollar plus 1.00%, or Commercial Paper plus 0.45% to 0.60%, payable through 2012	357	241
Term loan, floating interest rate of LIBOR or Eurodollar plus 1.00%, payable through 2002	150	215
Term loan, floating interest rate of LIBOR or Eurodollar plus 1.25%, payable through 2004	72	74
Notes payable, interest rates of 8.49% to 9.46%, payable through 2008	40	51
Revolving credit facility, floating interest rates of LIBOR or Eurodollar plus 1.38%, payable through 2001	-	160

Unsecured
Senior notes payable, interest rate of 8.00%, payable through 2005	200	200
Notes payable, interest rate of 8.13%, payable through 2008	112	112
Senior notes payable, 9.50%, payable through 2001	-	242
Other	12	21
	2,995	3,133
Less: current maturities	257	278
Total long-term debt	$2,738	$2,855

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

The term loans are secured by the stock and substantially all the assets (other than aircraft subject to other financing arrangements) of Continental Micronesia, Inc., a wholly owned subsidiary of the Company.

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

NOTE 8 - SUBSEQUENT EVENTS

In October 2000, the Company made an offer to purchase for $215 million in cash certain assets currently used by US Airways, Inc. ("US Airways") at Reagan National that United Air Lines, Inc. ("United") proposes to sell if the proposed merger of United and US Airways occurs. The assets would include 119 jet and 103 commuter slots at Reagan National, as well as eight gates and related ticket counter, ramp, aircraft parking, office space and other facilities at the airport. The offer also includes the option to assume the lease of US Airways' line maintenance hangar at Reagan National.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

(Registrant)

Date: November 10, 2000 by: /s/ Lawrence W. Kellner

Lawrence W. Kellner

Executive Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: November 10, 2000 by: /s/ Chris Kenny

Chris Kenny

Staff Vice President and Controller

(Principal Accounting Officer)