Form 10-K
period 2000-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2001-02-06
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 0-9781

CONTINENTAL AIRLINES, INC.

(Exact name of registrant as specified in its charter)
Delaware	74-2099724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Smith Street, Dept. HQSEO, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 713-324-2950

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered

Class B Common Stock, par value $.01 per share	New York Stock Exchange

Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $2.5 billion as of January 22, 2001.

__________________

As of January 22, 2001, 53,401,756 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on May 15, 2001: PART III

PART I

ITEM 1. BUSINESS.

Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 2000 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express") and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, served 230 airports worldwide at January 19, 2001. As of January 19, 2001, Continental flew to 136 domestic and 94 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. Continental directly served 16 European cities, seven South American cities, Tel Aviv and Tokyo and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

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

Domestic Operations

Continental operates its domestic route system primarily through its hubs at Newark International Airport ("Newark"), George Bush Intercontinental Airport ("Bush Intercontinental") in Houston and Hopkins International Airport ("Hopkins International") in Cleveland. The Company's hub system allows it to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows Continental to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of January 19, 2001, Continental operated 55% of the average daily jet departures from Newark, 78% of the average daily jet departures from Bush Intercontinental, and 50% of the average daily jet departures from Hopkins International (in each case excluding regional jets). Each of Continental's domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

Continental Express. Continental Airlines' jet service at each of its domestic hub cities is coordinated with Express, which operates new-generation regional jets and turboprop aircraft under the name "Continental Express".

As of January 19, 2001, Express served 70 cities in the U.S., ten cities in Mexico and five cities in Canada by regional jets. In addition, commuter feed traffic is currently provided to Continental by other code-sharing partners. See "Alliances" below.

Management believes Express's regional jet and turboprop operations complement Continental's jet operations by allowing more frequent service to small cities than could be provided economically with conventional jet aircraft and by carrying traffic that connects onto Continental's jets. Continental believes that Express's new regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. The regional jets also allow Express to serve certain routes that cannot be served by its turboprop aircraft. Continental anticipates that Express's fleet will be entirely comprised of regional jets by 2004.

International Operations

Continental directly serves destinations throughout Europe, Canada, Mexico, Central and South America, and the Caribbean, as well as Tokyo and Tel Aviv, and has extensive operations in the western Pacific conducted by CMI. As measured by 2000 available seat miles, approximately 38.0% of Continental's jet operations, including CMI, were dedicated to international traffic, compared with 36.2% in 1999. As of January 19, 2001, the Company offered 152 weekly departures to 16 European cities and marketed service to 31 other cities through code-sharing agreements.

The Company's Newark hub is a significant international gateway. From Newark at January 19, 2001, the Company served 16 European cities, five Canadian cities, six Mexican cities, four Central American cities, five South American cities, ten Caribbean destinations, Tel Aviv and Tokyo and marketed numerous other destinations through code-sharing arrangements with foreign carriers. Continental announced that it will inaugurate daily non-stop service between Newark and Hong Kong, effective March 1, 2001, and between Newark and London/Stansted, effective May 1, 2001. In addition, the Company announced that it would begin daily non-stop service between Newark and Buenos Aires, Argentina effective December 1, 2001, subject to government approval.

The Company's Houston hub is the focus of its operations in Mexico and Central America. As of January 19, 2001, Continental flew from Houston to 20 cities in Mexico, every country in Central America, six cities in South America, two Caribbean destinations, three cities in Canada, two cities in Europe and Tokyo. Express also serviced seven additional cities in Mexico by regional jets.

Continental also flies to London, Montreal, Toronto, San Juan and Cancun from its hub in Cleveland.

Continental Micronesia. CMI is a United States-certificated air carrier transporting passengers, cargo and mail in the western Pacific. From its hub operations based on the island of Guam, CMI provides service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, South Korea, Australia and Indonesia. Service to these Japanese cities and certain other Pacific Rim destinations is subject to a variety of regulatory restrictions limiting the ability of other carriers to serve these markets.

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

Alliances

Continental has entered into and continues to develop alliances with domestic carriers. In 1998, the Company entered into a long-term global alliance with Northwest Airlines, Inc. ("Northwest Airlines") (the "Northwest Alliance"). Contemporaneously with the commencement of the Northwest Alliance, Northwest Airlines Corporation ("Northwest") purchased from a stockholder of the Company approximately 8.7 million shares of Class A common stock, par value $.01 per share ("Class A common stock") of the Company. On January 22, 2001, the Company repurchased approximately 6.7 million of such shares for $450 million, and reclassified all issued shares of Class A common stock into Class B common stock, par value $.01 per share ("Class B common stock") (see the "Northwest Transaction"). At the same time, Continental and Northwest Airlines extended the term of the Northwest Alliance through 2025, subject to earlier termination by either carrier in the event of certain changes in control of either Northwest Airlines or Continental. The Northwest Alliance provides that each carrier will place its code on a large number of the flights of the other and includes reciprocity of frequent flyer programs and executive lounge access. Significant other joint marketing activities are being undertaken, while preserving the separate identities of the carriers. Northwest Airlines and Continental have also begun to enter into joint contracts with major corporations and travel agents with the objective of creating access to a broader product line encompassing the route systems of both carriers. Continental has also entered into agreements to code share with certain Northwest Airlines regional affiliates.

Continental also has domestic code-sharing agreements with America West Airlines, Inc. ("America West"), Gulfstream International Airlines, Inc. ("Gulfstream"), Mesaba Aviation, Inc., Hawaiian Airlines, Inc., Alaska Airlines, Inc. ("Alaska Air"), Horizon Airlines, Inc., Champlain Enterprises, Inc., dba CommutAir and American Eagle Airlines, Inc. Continental also owns 28% of the common equity of Gulfstream.

In addition to domestic alliances, Continental seeks to develop international alliance relationships that complement the Company's own flying and permit expanded service through its hubs to major international destinations. International alliances assist the Company in the development of its route structure by enabling the Company to offer more frequencies in a market, by providing passengers connecting service from Continental's international flights to other destinations beyond an alliance partner's hub, or by expanding the product line that Continental may offer in a foreign destination.

Continental has implemented international code-sharing agreements with Alitalia Linee Aeree Italiane, S.P.A. ("Alitalia"), Air China, Emirates (the flag carrier of the United Arab Emirates), EVA Airways Corporation, an airline based in Taiwan, Virgin Atlantic Airways ("Virgin"), Societe Air France ("Air France") and Compania Panamena de Aviacion, S.A. ("Copa"). Continental also owns 49% of the common equity of Copa.

Certain of Continental's code-sharing agreements involve block-space arrangements (pursuant to which carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Continental and Air France purchase blocks of seats on each other's flights between Houston and Newark and Paris. Continental and Virgin exchange blocks of seats on each other's flights between Newark and London, and Continental purchases blocks of seats on eight other routes flown by Virgin between the United Kingdom and the United States. Continental's block-space arrangement with Alitalia will be terminated effective March 25, 2001. The Company and Air France are continuing to discuss terminating certain portions of their alliance.

Most of the Company's larger U.S. competitors are members of global airline groups involving multi-carrier marketing activities. Continental does not currently have an agreement to join such a group, and it is likely that any group formed by Continental in the future would be smaller than some of these groups.

Marketing

As with other carriers, most tickets for travel on Continental are sold by travel agents. Travel agents generally receive commissions measured by a certain percentage of the price of tickets sold. Airlines often pay additional commissions in connection with special revenue programs.

E-Ticket. In 2000, Continental expanded its electronic ticketing ("E-Ticket") product to approximately 95% of its destinations. E-Tickets result in lower distribution costs to the Company while providing enhanced customer and revenue information. Continental recorded over $5.8 billion in E-Ticket sales in 2000, representing 54% of total sales. During 2000, Continental replaced its airport E-Ticket machines with new state-of-the-art eService Centers, self-service kiosks for customer check-in, in over 50 U.S. airports. Continental and America West were the first U.S. airlines to implement interline E-Ticketing allowing customers to use electronic tickets when their itineraries include travel on both carriers. In 2000, the Company implemented interline E-Ticketing with Northwest Airlines and plans to implement interline E-Ticketing with its alliance partners and some of the other large U.S. carriers. The Company expects these features to contribute to an increase in E-Ticket usage and a further reduction in distribution costs.

Internet. Continental's award winning website, www.continental.com recorded over $320 million in ticket sales in 2000, compared with over $165 million in ticket sales in 1999. The site offers customers direct access to information such as schedules, reservations, flight status, cargo tracking and Continental Online travel specials, a free weekly email containing special offers for weekend travel. New customer service features in 2000 include flight status notification via text messaging tools and a downloadable timetable. Combined with online travel agents, the Company recorded over $665 million in ticket sales through the internet during 2000, compared with over $305 million in 1999.

Other. Continental is using e-commerce to improve distribution for the customer as well as reducing distribution costs. Continental, along with United Air Lines, Inc. ("United"), American Airlines, Inc. ("American"), Delta Air Lines, Inc. ("Delta") and Northwest Airlines, own a majority interest in a comprehensive travel planning website, ORBITZ, which will offer customers unlimited access to a wide variety of unbiased travel options. To date, 29 U.S. and foreign carriers have signed up to join the web-based travel service. ORBITZ will provide customers with convenient online access to airline, hotel, car rental and other travel services in addition to internet offers. The site will feature published fares from virtually all carriers worldwide and will welcome the posting of internet fares from other carriers as well. In addition, Continental has entered into marketing agreements with other web-based travel service companies such as Biz Travel, Hotwire and Site59.com.

Frequent Flyer Program

Continental has established a frequent flyer program, "OnePass", designed to encourage repeat travel on its system. Continental's OnePass program currently allows passengers to earn mileage credits by flying Continental and certain other carriers including Northwest Airlines, America West, Alaska Air, Alitalia, Air France, Qantas Airways, Copa and Gulfstream. The Company also sells mileage credits to credit card companies, phone companies, hotels, car rental agencies and others participating in the OnePass program.

Due to the structure of the program and the low level of redemptions as a percentage of total travel, Continental believes that displacement of revenue passengers by passengers using flight awards has historically been minimal. The number of awards used on Continental represented 7.6% and 7% of Continental's total revenue passenger miles in 2000 and 1999, respectively.

In 2000, Continental entered into a marketing agreement with MilePoint.com, a new website that allows frequent flyer customers to trade accumulated miles for discounts on online merchandise. To date, the Company, Delta, Northwest Airlines, US Airways, Inc. ("US Airways"), and America West are participants and equity owners.

Employees

As of December 31, 2000, the Company had approximately 54,300 employees (48,400 full-time equivalent employees, including approximately 21,150 customer service agents, reservations agents, ramp and other airport personnel, 9,000 flight attendants, 7,600 management and clerical employees, 6,500 pilots, 4,000 mechanics and 150 dispatchers). Labor costs are a significant component of the Company's expenses and can substantially impact airline results. In 2000, labor costs (including employee incentives) constituted 30.9% of the Company's total operating expenses. While there can be no assurance that the Company's generally good labor relations and high labor productivity will continue, management has established as a significant component of its business strategy the preservation of good relations with the Company's employees, approximately 41% of whom are represented by unions.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a table of the Company's, Express's and CMI's principal collective bargaining agreements, and their respective amendable dates.

Industry Regulation and Airport Access

Continental and its subsidiaries operate under certificates of public convenience and necessity issued by the Department of Transportation ("DOT"). Such certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

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

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. In addition, some public airports impose passenger facility charges of up to $4.50 per segment for a maximum of $18 per roundtrip. With certain exceptions, these charges are passed on to customers.

The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and 2007 at LaGuardia and Kennedy. Elimination of slot restrictions at O'Hare, LaGuardia and Kennedy already began through exemptions for new entrants and small aircraft serving small and non-hub airports. Express has been awarded slot exemptions to provide service at LaGuardia using regional jets. The Borough of Queens, the City of New York and the Mayor of New York have asked the U.S. Court of Appeals for the Second Circuit to review and reverse the DOT's decisions awarding slot exemptions at LaGuardia and Kennedy to Express and other carriers. Subsequent to the award of slot exemptions at LaGuardia, the FAA reduced the number of slot exemptions available there effective January 31, 2001, to ameliorate congestion and delays, and Express will now have only a limited number of slot exemptions available at LaGuardia.

The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers. Foreign route authorities may become less valuable to the extent that the United States and other countries adopt "open skies" policies liberalizing entry on international routes. Continental cannot predict what laws and regulations will be adopted or their impact, but the impact could be significant.

Many aspects of Continental's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Northwest Transaction

On November 15, 2000, Continental entered into a number of agreements with Northwest and some of its affiliates under which it would, among other things, repurchase approximately 6.7 million shares of Class A common stock owned by Northwest, reclassify all issued shares of Class A common stock into Class B common stock, make other adjustments to its corporate and alliance relationship with Northwest Airlines and issue to Northwest Airlines one share of preferred stock, designated as Series B preferred stock ("Series B preferred stock") with blocking rights relating to certain change of control transactions involving Continental and certain matters relating to Continental's rights plan. The transactions closed on January 22, 2001. Under the agreements relating to the recapitalization, Continental and Northwest agreed to seek dismissal of the antitrust litigation brought by the U.S. Department of Justice ("DOJ") against Northwest and Continental, which dismissal was granted on January 22, 2001. See Item 3. "Legal Proceedings - Antitrust Litigation".

Repurchase of Shares of Class A Common Stock. On January 22, 2001, Continental repurchased from Northwest and an affiliate 6,685,279 shares of Continental Class A common stock for an aggregate purchase price of $450 million in cash (or approximately $67 per share).

The shares repurchased represented approximately 77% of the total number of shares of Class A common stock owned by Northwest, excluding shares subject to a limited proxy held by Northwest. This limited proxy terminated upon the closing of the recapitalization. After giving effect to the repurchase and the reclassification of the issued shares of Class A common stock into Class B common stock, Northwest's general voting power with respect to Continental, including Northwest's right to vote certain shares under a limited proxy, was reduced from approximately 59.6% to approximately 7.2%. This percentage does not include the share of Series B preferred stock issued to Northwest Airlines in the recapitalization, which does not have general voting rights but instead has a special class vote on certain change of control transactions as described below.

Reclassification of Shares of Class A Common Stock. At the effective time of the recapitalization, the remaining 1,975,945 shares of Class A common stock owned by Northwest that Continental did not purchase, as well as all other issued shares of Class A common stock, were reclassified into Class B common stock at an exchange rate of 1.32 shares of Class B common stock per share of Class A common stock. Unlike the shares of Class A common stock, which were entitled to ten votes per share, the shares of Class B common stock are entitled to one vote per share.

Amendment of Master Alliance Agreement. In connection with the recapitalization, the master alliance agreement between Continental and Northwest Airlines, pursuant to which certain joint marketing activities (such as code sharing, reciprocal frequent flyer programs and executive lounge access) are undertaken, was extended through 2025, with automatic five-year renewals thereafter unless either party gives three years' advance notice of nonrenewal. The master alliance agreement was also amended so that it will be terminable by either Northwest Airlines or, under certain limited circumstances, Continental with six months' prior written notice in the event of a change of control of Continental, and by either Continental or Northwest Airlines with six months prior written notice in the event of a change of control of Northwest Airlines.

Issuance of Series B Preferred Stock. In connection with the transactions described above, including the amendment of the master alliance agreement described above, Continental issued to Northwest Airlines one share of Series B preferred stock for consideration of $100 in cash. The Series B preferred stock gives Northwest Airlines the right to vote, as a separate class, during the term of the master alliance agreement or, if earlier, until the Series B preferred stock becomes redeemable, on:

    any amendment to article seven of Continental's certificate of incorporation which relates, in general, to the requirement to obtain the approval of the holder of the Series B preferred stock to amend Continental's rights agreement;

    certain business combinations and similar change of control transactions involving Continental and a third party major air carrier with respect to which the stockholders of Continental are entitled to vote;

    any dividend or distribution of all or substantially all of Continental's airline assets; and

    certain reorganizations and restructuring transactions involving Continental.

Except for the right to vote on any amendment to Continental's certificate of incorporation that would adversely affect the Series B preferred stock, and on any other matter as may be required by law, the Series B preferred stock does not have any other voting rights. The voting rights of the Series B preferred stock will be eliminated and the Series B preferred stock will, at Continental's option, be redeemable if:

    Northwest Airlines transfers (other than to a successor) or encumbers the Series B preferred stock;

    there is a change of control of Northwest;

    Northwest breaches in certain respects the standstill agreement described below;

    Northwest or certain of its affiliates takes action that results in Northwest or certain of its affiliates becoming an acquiring person under Continental's amended and restated rights agreement;

    the master alliance agreement described above terminates or expires (other than as a result of a breach or wrongful termination by Continental); or

    certain other events.

Purchase of Right of First Offer. In connection with the recapitalization, Continental paid 1992 Air, Inc. $10 million in cash for its sale to Continental of its right of first offer to purchase the shares of Class A common stock that the Company purchased from Northwest (which right terminated immediately after the recapitalization). 1992 Air, Inc. is an affiliate of David Bonderman, one of Continental's directors.

Standstill Agreement. In connection with the recapitalization, Northwest and certain of its affiliates have entered into a standstill agreement with the Company that contains standstill and conduct restrictions that are substantially similar to those previously contained in the corporate governance agreement that had been in place between the parties. However, the percentage of Continental stock that Northwest and its affiliates may own has been adjusted downward to reflect their holdings following the recapitalization and will be adjusted downward to reflect any subsequent dispositions by them of Continental common stock, and upward if their percentage ownership increases as a result of decreases in the number of outstanding shares of Continental common stock. The agreement restricts Northwest and its affiliates from increasing their percentage ownership of shares of Continental stock or otherwise attempting to control or influence the Company. Under the agreement, Northwest agreed to vote neutrally all of Continental's common stock owned by it after the recapitalization, except that Northwest will be free to vote its shares in its discretion with respect to a change of control of the Company, as defined in the Series B preferred stock certificate of designations, and will vote neutrally or as recommended by Continental's board of directors with respect to the election of directors. The standstill agreement provides that Northwest will be released from its obligations if Continental publicly announces that it is seeking, or has entered into an agreement with, a third party to acquire a majority of Continental's voting securities or all or substantially all of Continental's airline assets.

Amendment of the Rights Agreement. Continental has also amended its rights agreement to take into account, among other things, the effects of the recapitalization and to eliminate Northwest's status as an exempt person that would not trigger the provisions of the rights agreement.

Adoption of Amended and Restated Certificate of Incorporation. The Company's certificate of incorporation was amended to:

    reclassify the Company's Class A common stock into 1.32 shares of Class B common stock;

    eliminate all references to Class A and Class D common stock;

    provide that the Company has the authority to issue a total of 210 million shares (as opposed to 310 million shares under the previous certificate of incorporation);

    eliminate the special rights of a Northwest affiliate that owned Class A common stock;

    provide that until the Series B preferred stock becomes redeemable, Continental will not, without the consent of Northwest Airlines, amend its rights agreement or redeem the preferred stock purchase rights under the rights agreement unless the amendment or redemption does not permit a third party major air carrier to enter into certain transactions that would result in its becoming, but for such amendment or redemption, an acquiring person under the rights agreement; and

    provide that until the Series B preferred stock becomes redeemable, the Company will take all necessary action to have in effect a rights agreement with terms and conditions identical in all material respects to the terms and conditions of its amended and restated rights agreement and to issue the rights created under that agreement.

Continental/Northwest Alliance. In November 1998, the Company and Northwest Airlines began implementing a long-term global alliance involving extensive code-sharing, frequent flyer reciprocity, and other cooperative activities. Implementation of the Northwest Alliance continued throughout 2000.

The alliance agreement provides that if by January 25, 2002 the Company has not entered into a code share with KLM Royal Dutch Airlines ("KLM") or is not legally able (but for aeropolitical restrictions) to enter into a new transatlantic joint venture with KLM and Northwest Airlines and place its airline code on certain Northwest Airlines flights, Northwest Airlines can elect to (i) cause good faith negotiations among the Company, KLM and Northwest Airlines as to the impact, if any, on the contribution to the joint venture described below resulting from the absence of the code share, and the Company will reimburse the joint venture for the amount of any loss until it enters into a code-share arrangement with KLM, or (ii) terminate (subject to cure rights of the Company) after one year's notice any or all of such alliance agreement and any or all of the agreements contemplated thereunder. As of January 22, 2001, the Company had not entered into a code share with KLM.

The alliance agreement also provides that subject to the receipt by Northwest Airlines, KLM and the Company of an adequate grant of antitrust immunity and within one year after all contractual and technical impediments have been removed, the Company shall join, as an economic participant, a new transatlantic joint venture with Northwest Airlines and KLM. The Company has not yet applied for such antitrust immunity, and not all such impediments have been removed. The alliance agreement provides that Northwest Airlines and KLM will negotiate in good faith with each other and with the Company the share of the new transatlantic joint venture to which the Company will be entitled. If the three carriers are unable to agree on the profit shares of the new transatlantic joint venture, they will submit the matter to arbitration in accordance with the alliance agreement's dispute resolution procedures. In such a case, the arbitrator(s) will only be permitted to choose one award from those submitted by each of the carriers.

Risk Factors Relating to the Company

High Leverage and Significant Financing Needs. Continental has a higher proportion of debt compared to its equity capital than some of its principal competitors. In addition, Continental has less cash resources than some of its principal competitors. A majority of Continental's property and equipment is subject to liens securing indebtedness. Accordingly, Continental may be less able than some of its competitors to withstand a prolonged recession in the airline industry or respond as flexibly to changing economic and competitive conditions.

As of December 31, 2000, Continental had approximately $3.7 billion (including current maturities) of long-term debt and capital lease obligations and approximately $1.9 billion of Continental-obligated mandatorily redeemable preferred securities of trust, redeemable common stock and common stockholders' equity. Also at December 31, 2000, Continental had $1.4 billion in cash, cash equivalents and short-term investments.

Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2000, Continental had agreed to acquire or lease a total of 86 additional Boeing jet aircraft through 2005. The Company anticipates taking delivery of 35 Boeing jet aircraft in 2001. Continental also has options for an additional 105 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of December 31, 2000, Continental had approximately $890 million in financing arranged for such Boeing deliveries. Continental also has commitments or letters of intent for backstop financing for approximately 23% of the anticipated remaining acquisition cost of future Boeing deliveries. In addition, at December 31, 2000, Continental had firm commitments to purchase 26 spare engines related to the new Boeing aircraft for approximately $158 million, which will be deliverable through March 2005.

As of December 31, 2000, Express had firm commitments for 178 Embraer regional jets with options for an additional 100 Embraer regional jets exercisable through 2007. Express anticipates taking delivery of 41 regional jets in 2001. The estimated cost of the Company's firm commitments for Embraer regional jets is approximately $3 billion. Neither Express nor Continental will have any obligation to take any such firm Embraer aircraft that are not financed by a third party and leased to Continental.

For 2000, cash expenditures under operating leases relating to aircraft approximated $864 million, compared to $758 million for 1999, and approximated $353 million relating to facilities and other rentals compared to $328 million in 1999. Continental expects that its operating lease expenses for 2001 will increase over 2000 amounts.

Additional financing will be needed to satisfy the Company's capital commitments. Continental cannot predict whether sufficient financing will be available for capital expenditures not covered by firm financing commitments.

Continental's Historical Operating Results. Continental has recorded positive net income in each of the last six years. However, Continental experienced significant operating losses in the previous eight years. Historically, the financial results of the U.S. airline industry have been cyclical. Continental cannot predict whether current industry conditions will continue.

Significant Cost of Aircraft Fuel. Fuel costs constitute a significant portion of Continental's operating expense. Fuel costs were approximately 15.6% of operating expenses for the year ended December 31, 2000 and 9.7% for the year ended December 31, 1999 (excluding fleet disposition/impairment losses). Fuel prices and supplies are influenced significantly by international political and economic circumstances. Continental enters into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or otherwise, higher fuel prices or reduction of scheduled airline service could result. Significant changes in fuel costs or continuation of high current jet fuel prices would materially affect Continental's operating results.

Labor Costs. Labor costs constitute a significant percentage of the Company's total operating costs, and the Company experiences competitive pressure to increase wages and benefits. In July 2000, the Company completed a three-year program bringing all employees to industry standard wages and also announced and began to implement a phased plan to bring employee benefits to industry standard levels by 2003. The plan provides for increases in vacation, paid holidays, increased 401(k) Company matching contributions and additional past service retirement credit for most senior employees.

Certain Tax Matters. At December 31, 2000, Continental had estimated net operating loss carryforwards ("NOLs") of $1 billion for federal income tax purposes that will expire through 2021 and federal investment tax credit carryforwards of $45 million that will expire through 2001. Due to an ownership change of Continental on April 27, 1993, the ultimate utilization of Continental's NOLs and investment tax credits may be limited, as described below. Reflecting this limitation, Continental had a valuation allowance of $263 million at December 31, 2000.

Continental had, as of December 31, 2000, deferred tax assets aggregating $677 million, including $366 million related to NOLs. The Company has consummated several transactions that resulted in the recognition of NOLs of the Company's predecessor. To the extent the Company were to determine in the future that additional NOLs of the Company's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce the value ascribed to routes, gates and slots.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change occurred, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of Continental's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 5.39% for December 2000). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by Continental at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $174 million per year other than through the recognition of future built-in gain transactions.

In November 1998, Northwest completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. and its affiliates, together with certain Class A common stock of the Company held by other investors, totaling 8,661,224 shares of the Class A common stock. On January 22, 2001, Continental repurchased 6,685,279 shares of Continental Class A common stock from Northwest and an affiliate. In addition, each issued share of Continental Class A common stock was reclassified into 1.32 shares of Class B common stock in a nontaxable transaction. The Company does not believe that these transactions resulted in an ownership change for purposes of Section 382.

Continental Micronesia's Dependence on the Japanese Economy; Currency Risk. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the dollar. To reduce the potential negative impact on CMI's earnings, the Company has entered into forward contracts as a hedge against a portion of its expected net yen cash flow position. As of December 31, 2000, the Company had hedged approximately 75% of 2001 projected yen-denominated net cash flows at a rate of 99 yen to $1 US.

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

In recent years, and particularly since its deregulation in 1978, the U.S. airline industry has also undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, in May 2000, United, the nation's largest commercial airline, announced its agreement to acquire US Airways, the nation's sixth largest commercial airline, subject to regulatory approvals and other conditions. In addition, in January 2001, American announced agreements to acquire the majority of Trans World Airlines, Inc.'s assets and some of US Airways' assets, subject to regulatory approvals and other conditions. Continental routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances and business combination transactions. Continental has had, and anticipates it will continue to have, discussions with third parties regarding strategic alternatives. The impact on Continental of these pending transactions and any additional consolidation within the U.S. airline industry cannot be predicted at this time.

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

ITEM 2. PROPERTIES.

Flight Equipment

As shown in the following table, Continental's aircraft fleet consisted of 371 jets, 96 regional jets and 70 turboprop aircraft at December 31, 2000. Continental's purchase commitments as of December 31, 2000 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Orders	Options	Seats in Standard Configuration	Average Age (In Years)

777-200	16	4	12	2	6	283	1.7
767-400ER	4	3	1	20	-	235	0.2
767-200ER	3	3	-	7	10	174	0.1
757-300	-	-	-	15	5	210	-
757-200	41	13	28	-	-	172	3.9
737-900	-	-	-	15	15	167	-
737-800	58	17	41	27	38	155	1.3
737-700	36	12	24	-	31	124	2.0
737-500	66	15	51	-	-	104	4.7
737-300	65	14	51	-	-	124	13.4
DC10-30	17	4	13	-	-	242	25.5
MD-80	65	17	48	-	-	141	15.9
	371	102	269	86	105

ERJ-145XR	-	-	-	75	100	50	-
ERJ-145	78	18	60	71	-	50	1.9
ERJ-135	18	-	18	32	-	37	0.7
	96	18	78	178	100
Total jets	467	120	347				6.7

ATR-42-320	31	9	22			46	10.8
EMB-120	20	10	10			30	11.0
Beech 1900-D	19	-	19			19	4.8
	70	19	51

Total	537	139	398				7.1

A majority of the aircraft and engines owned by Continental are subject to mortgages.

During 2000, Continental put into service a total of 28 new Boeing aircraft which consisted of four 767-400ER aircraft, three 767-200ER aircraft, 16 737-800 aircraft, three 757-200 aircraft and two 777-200 aircraft. Express took delivery of 22 ERJ-145 aircraft and 12 ERJ-135 aircraft. The Company retired 11 DC10-30's, five 727-200's and four MD-80's in 2000.

The Company anticipates taking delivery of 35 Boeing jet aircraft in 2001 and the remainder of its firm orders through November 2005. The Company plans to retire 16 jet aircraft in 2001.

Express anticipates taking delivery of 41 Embraer regional jet aircraft in 2001 and the remainder of its firm orders through the first quarter of 2005. The Company plans to retire 20 turboprop aircraft in 2001.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments" for a discussion of the Company's order for new firm commitment aircraft and related financing arrangements.

Facilities

The Company's principal facilities are located at Newark, Bush Intercontinental, Hopkins International and A.B. Won Pat International Airport in Guam. Substantially all of these facilities and Continental's other facilities are leased on a long-term, net-rental basis, and Continental is responsible for maintenance, taxes, insurance and other facility-related expenses and services. At each of its three domestic hub cities and most other locations, Continental's passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport. Continental also maintains administrative offices, airport and terminal facilities, training facilities and other facilities related to the airline business in the cities it serves.

Continental has entered into agreements with the City of Houston, Texas, the City of Cleveland, Ohio, the New Jersey Economic Development Authority, the Department of Transportation of the State of Hawaii, the Regional Airports Improvement Corporation, and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities and acquiring equipment which have been or will be leased to Continental. In connection therewith, Continental has unconditionally guaranteed the principal and interest on certain bonds totaling approximately $1.6 billion and has entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years.

During 2000, construction continued under Continental's Global Gateway Program at Newark International Airport. The program includes construction of a new concourse in Terminal C and other facility improvements. The project is currently ahead of schedule and is expected to be completed in 2002. During 2000, Continental also began plans for the construction of the International Services Expansion Program ("ISEP") with the City of Houston at Bush Intercontinental. Continental's portion of the ISEP includes a new international terminal, a new international ticketing facility, a new cargo facility and various other support facilities and improvements to the Company's existing leased property at Bush Intercontinental. The Company plans to finance its portion of the ISEP with bond financing made available through the City of Houston.

The Company has cargo facilities at Los Angeles International Airport, which it has subleased to another carrier. If such carrier failed to comply with its obligations under the sublease, the Company would be required to perform those obligations.

Continental remains contingently liable until December 1, 2015, on $196 million of long-term lease obligations of US Airways related to the East End Terminal at LaGuardia. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to occupy the terminal.

ITEM 3. LEGAL PROCEEDINGS.

Antitrust Litigation

United States of America v. Northwest Airlines Corp. & Continental Airlines, Inc., in the United States District Court for the Eastern District of Michigan, Southern Division. In this litigation, the Antitrust Division of the DOJ challenged under Section 7 of the Clayton Act and Section 1 of the Sherman Act the acquisition by Northwest of shares of Continental's Class A common stock bearing, together with certain shares for which Northwest had a limited proxy, more than 50% of the fully diluted voting power of all Continental stock. The government's position was that, notwithstanding various agreements that restricted Northwest's ability to exercise voting control over Continental and were designed to assure Continental's competitive independence, Northwest's control of the Class A common stock would reduce actual and potential competition in various ways and in a variety of markets. The government sought an order requiring Northwest to divest all voting stock in Continental on terms and conditions agreeable to the government and the Court. Under the Northwest Agreements, Continental and Northwest supported an adjournment of the DOJ lawsuit pending closing of the transaction (which adjournment was granted by the U.S. District Court on November 6, 2000) and agreed to seek dismissal of the DOJ litigation upon or promptly after the closing. The U.S. District Court entered an order dismissing this litigation on January 22, 2001.

Legal Proceedings

On July 25, 2000 a Concorde aircraft operated by Air France crashed shortly after takeoff from France's Charles de Gaulle airport, killing 114 people, most of whom were tourists on board the chartered aircraft, which was also destroyed. The interim investigation conducted by French authorities suggests that one of the aircraft's tires burst and that portions of the resulting debris struck the underside of a wing of the aircraft which caused the rupture of a fuel tank, leading to a fire and the crash. In early September 2000, Continental learned that a small piece of metal found on the runway after the Concorde took off is believed by the French authorities to have caused or contributed to the tire failure and is suspected by investigators to have come from a Continental DC10 aircraft that had taken off on the same runway a short time before the Concorde.

The following lawsuits involving the Company have been filed to date in connection with the accident, which remains under investigation: Air France and its Insurers v. Continental Airlines, Inc., USAU, Inc, and USAIG filed on September 15, 2000 before the Commercial Court of Pontoise, France, in which the plaintiffs seek damages for indemnification paid to the passengers' families and other parties, for destruction of the aircraft, and for any other expenses and costs incurred by Air France; and Case No. 00-07707, In re: Petition of Ina Frentzen, Rita Frentzen-Bien, and Ralf Frentzen Requesting Depositions Before Suit filed on September 29, 2000 in the District Court for Dallas County, Texas, D-95th Judicial District (Parties in interest include Continental Airlines, Inc. and The Goodyear Tire & Rubber Company), in which the plaintiffs seek to depose certain parties, including officers and employees of the Company, prior to determining whether to file suit against the Company and certain other parties; and Case No. 01CIV.0149, Dr. Hans-Joachim Schnitter, Dietmar Schnitter, Kerstin Hoffman, Carola Wagner and Annette Friedland v. Air France, S.A., Continental Airlines, Inc., BAE Systems plc, European Aeronautic Defense and Space Company N.V., The Goodyear Tire and Rubber Company, General Electric Company, MRA Systems, Inc., filed on January 9, 2001 in the United States District Court for the Southern District of New York, in which the plaintiffs seek compensatory and punitive damages in connection with the deaths of three passengers on board the Concorde at the time of the loss. The Company anticipates that additional suits will be filed against the Company in the future connected with this accident.

The foregoing litigation is in preliminary stages. The Company is cooperating with French and U.S. authorities in the investigation of the accident. Although the outcome of such suits or any future litigation cannot be known at this time, the Company's costs to defend these matters and, the Company believes, any potential liability exposure are covered by insurance. Consequently, management does not expect the foregoing litigation or any additional suits that may arise from the accident to have a material adverse effect on the financial position or results of operations of the Company.

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs. The Company (including its predecessors) has been identified as a potentially responsible party at six federal and two state sites that are undergoing or have undergone investigation or remediation. The Company has entered into a settlement agreement with the Environmental Protection Agency ("EPA") with respect to five of the federal sites. The settlement agreement provides for the EPA to receive an allowed unsecured claim of approximately $1.3 million under the Company's Plan of Reorganization and approximately $230,000 in cash, in full satisfaction of any and all of the Company's liabilities relating to such sites. In addition, the Company has settled one of the state sites for a de minimis amount. With respect to the remaining sites, the Company believes that, although applicable case law is evolving and some cases may be interpreted to the contrary, some or all of any liability claims associated with these sites were discharged by confirmation of the Company's 1993 Plan of Reorganization, principally because the Company's exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, the Company believes that its potential liability for its allocable share of the cost to remedy each site (to the extent the Company is found to have liability) is not, in the aggregate, material; however, the Company has not been designated a "de minimis" contributor at any of such sites.

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

General

Various other claims and lawsuits against the Company are pending that are of the type generally consistent with the Company's business. The Company cannot at this time reasonably estimate the possible loss or range of loss that could be experienced if any of the claims were successful. Many of such claims and lawsuits are covered in whole or in part by insurance. The Company does not believe that the foregoing matters will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Continental's Class B common stock trades on the New York Stock Exchange; its Class A common stock ceased trading on January 22, 2001 upon the closing of the Northwest Transaction. The table below shows the high and low sales prices for the Company's Class B common stock and Class A common stock as reported on the New York Stock Exchange during 1999 and 2000.
		Class B Common Stock		Class A Common Stock
		High	Low	High	Low

1999	First Quarter	$41-11/16	$30	$44-15/16	$34-1/8
	Second Quarter	$48	$36-7/16	$48	$36-13/16
	Third Quarter	$44-9/16	$31-5/8	$44-3/8	$31-13/16
	Fourth Quarter	$44-3/8	$32-3/8	$44-11/16	$32-3/16

2000	First Quarter	$46-5/8	$29	$46-1/2	$29-1/16
	Second Quarter	$50	$37-5/8	$49-1/8	$38-3/16
	Third Quarter	$54-13/16	$43-1/8	$54-3/4	$43-3/8
	Fourth Quarter	$54-9/16	$40-1/2	$68-1/2	$40-13/16

On January 22, 2001, each issued share of Class A common stock was reclassified into 1.32 shares of Class B common stock. See Item 1. "Business - Northwest Transaction".

As of January 22, 2001, there were approximately 16,509 holders of record of Continental's Class B common stock.

The Company has paid no cash dividends on its common stock and has no current intention of paying cash dividends on its common stock. Continental began a stock repurchase program in 1998 under which it repurchased a total of 28.1 million shares of Class B common stock for a total of approximately $1.2 billion through December 31, 2000. Of the approximately $287 million available in the program as of December 31, 2000, $200 million was used as part of the purchase price for 6,685,279 shares of Class A common stock held by Northwest. The Company plans to use the remaining balance in the program, along with (i) one-half of future net income (excluding special gains and charges), (ii) all the proceeds from the sale of non-strategic assets and (iii) the amount of cash proceeds received by the Company for the purchase of common stock by employees and other participants under its employee stock purchase and stock option plans to continue to repurchase its common stock in the future. Certain of the Company's credit agreements and indentures restrict the ability of the Company and certain of its subsidiaries to pay cash dividends or repurchase capital stock by imposing minimum unrestricted cash requirements on the Company, limiting the amount of such dividends and repurchases when aggregated with certain other payments or distributions and requiring that the Company comply with other covenants specified in such instruments.

The Company's Certificate of Incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. The Company's Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits the voting power in the Company (or any other U.S. airline) of persons who are not citizens of the United States to 25%.

ITEM 6. SELECTED FINANCIAL DATA.

The tables below set forth certain consolidated financial data of the Company at December 31, 2000, 1999, 1998, 1997 and 1996 and for each of the five years in the period ended December 31, 2000 (in millions, except per share data).
	Year Ended December 31, (1)(2)
	2000	1999	1998	1997	1996

Operating revenue	$9,899	$ 8,639	$7,927	$7,194	$6,347

Operating income	684	600	701	716	525

Income before cumulative effect of accounting changes and extra- ordinary charge	348	488	387	389	325

Net income	342	455	383	385	319

Earnings per common share:
Income before cumulative effect of accounting changes and extraordinary charge	5.71	7.02	6.40	6.72	5.87

Net income	5.62	6.54	6.34	6.65	5.75

Earnings per common share assuming dilution:
Income before cumulative effect of accounting changes and extraordinary charge	5.54	6.64	5.06	5.03	4.25

Net income	5.45	6.20	5.02	4.99	4.17

ITEM 6. SELECTED FINANCIAL DATA. (Continued)
	December 31,
	2000	1999	1998	1997	1996

Total assets	$9,201	$8,223	$7,086	$5,830	$5,206

Long-term debt and capital lease obligations	3,374	3,055	2,480	1,568	1,624

Minority interest (3)	-	-	-	-	15

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Convertible Subordinated Debentures (4)	242	-	111	242	242

Redeemable preferred stock (5)	-	-	-	-	46

Redeemable common stock (6)	450	-	-	-	-

  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of significant transactions in 2000, 1999 and 1998. Results for 2000 include a $6 million gain related to the sale of the Company's remaining investment in, and a right of first refusal relating to, America West Holdings Corporation. Results for 1999 include a $50 million fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft. In addition, 1999 results include a $200 million gain related to the sale of the Company's interest in AMADEUS and other asset sales. Results for 1999 also include the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits under the Company's frequent flyer program. Results for 1998 include a $77 million fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft. 1996 results include a $77 million fleet disposition loss associated with the Company's decision to accelerate the replacement of its DC-9-30, DC-10-10, 727-200, 737-100 and 737-200 aircraft.

  No cash dividends were paid on common stock during the periods shown.

  Continental purchased United Micronesia Development Association, Inc.'s 9% interest in Air Micronesia, Inc. in 1997.

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

  Represents Class A common stock repurchased from Northwest on January 22, 2001.

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

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, employee job actions (including at other airlines), fare sale activities, excise and similar taxes, changing levels of operations and capacity, fuel prices, weather, air traffic control delays, foreign currency exchange rates, changes in regulations and aviation treaties and general economic conditions. Rising jet fuel prices significantly impacted results of operations in 2000. However, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn due to its flexible fleet plan, a strong cash balance and a well developed alliance network.

Results of Operations

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three years ended December 31, 2000.

Comparison of 2000 to 1999. The Company recorded consolidated net income of $342 million and $455 million for the years ended December 31, 2000 and 1999, respectively. Net income in 2000 included a $6 million after-tax gain on the sale of a right of first refusal and the Company's investment in America West Holdings Corporation ("America West Holdings") and a $6 million extraordinary charge from the early repayment of debt. Net income in 1999 was significantly impacted by several non-recurring items, including $200 million of after-tax gains on the sale of the Company's interest in AMADEUS Global Travel Distribution S.A. ("AMADEUS") and other investments, a $50 million after-tax fleet disposition/impairment loss related to the early retirement of several DC-10-30's and other items and the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits to participating partners in the Company's frequent flyer program.

Passenger revenue increased 14.7%, $1.2 billion, during 2000 as compared to 1999. The increase was principally due to new transatlantic and Latin American destinations served as well as an improvement in yield and load factor.

Cargo and mail revenue increased 18.8%, $57 million, in 2000 as compared to 1999 primarily due to increased international volumes resulting from new markets.

Wages, salaries and related costs increased 13.3%, $335 million, during 2000 as compared to 1999, primarily due to a 5.8% increase in average full-time equivalent employees to support increased flying, increased employee incentives and higher wage rates resulting from the Company's decision to increase employee wages to industry standard by the year 2000.

Aircraft fuel expense increased 86.5%, $667 million, in 2000 as compared to the prior year. The average price per gallon increased 83.2% from 47.31 cents in 1999 to 86.69 cents in 2000. In addition, jet fuel consumption decreased 0.3% even with increased flight operations principally reflecting the fuel efficiency of the Company's younger fleet. During 2000 and 1999, the Company recognized gains of approximately $44 million and $90 million, respectively, related to its fuel hedging program.

Aircraft rentals increased 9.5%, $73 million, during 2000 as compared to 1999, due to the addition of newer aircraft.

Maintenance, materials and repairs increased 7.1%, $43 million, in 2000 as compared to 1999 due to an increase in line maintenance and the volume and timing of engine overhauls as part of the Company's ongoing maintenance program.

Landing fees and other rentals increased 7.0%, $35 million, in 2000 as compared to 1999 primarily due to higher facilities rent and landing fees resulting from increased operations.

Commissions expense decreased 8.7%, $50 million, during 2000 as compared to 1999 due to a lower volume of commissionable sales and lower rates resulting from international commission caps.

Reservations and sales expense increased 9.9%, $41 million, in 2000 as compared to 1999 primarily due to higher credit card fees resulting from increased sales.

Depreciation and amortization expense increased 11.7%, $42 million, in 2000 compared to 1999 primarily due to the addition of new aircraft and related spare parts.

Passenger servicing expense increased 4.0%, $14 million, in 2000 compared to 1999 primarily due to an increase in food costs caused by an increase in passengers.

During 1999, the Company made the decision to accelerate the retirement of six DC-10-30 aircraft and other items in 1999 and the first half of 2000 and to dispose of related excess inventory. In addition, the market value of certain Boeing 747 aircraft no longer operated by the Company had declined. As a result of these items and certain other fleet-related items, the Company recorded a fleet disposition/impairment loss of $81 million in 1999.

Other operating expense increased 5.2%, $57 million, in 2000 as compared to the prior year, primarily as a result of increases in outsourced services, travel and other incidental costs, and other miscellaneous expense.

Interest expense increased 7.7%, $18 million, in 2000 as compared to 1999 due to an increase in long-term debt resulting from the purchase of new aircraft, partially offset by interest savings due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock, par value $.01 per share ("Class B common stock"), in the second quarter of 1999 and the repurchase of the Company's remaining 9-1/2% senior unsecured notes in 2000.

Interest income increased 22.5%, $16 million, in 2000 as compared to 1999 due to higher average balances of cash, cash equivalents and short-term investments and due to higher interest rates.

The Company's other nonoperating income (expense) in 2000 included a $9 million gain related to the sale of a right of first refusal and the Company's remaining investment in America West Holdings, partially offset by foreign currency losses of $8 million. Other nonoperating income (expense) in 1999 included a $33 million gain on the sale of a portion of the Company's interest in Equant N.V. ("Equant"), partially offset by foreign currency losses of $13 million, losses on equity investments of $7 million and a $4 million loss on the sale of the Company's warrants to purchase common stock of priceline.com, Inc.

In 2000, an extraordinary charge of $6 million (net of income tax benefit) was recorded related to the early extinguishment of debt.

Comparison of 1999 to 1998. The Company recorded consolidated net income of $455 million and $383 million for the years ended December 31, 1999 and 1998, respectively. Net income in 1999 was significantly impacted by several non-recurring items, including $200 million of after-tax gains on the sale of the Company's interest in AMADEUS and other investments, a $50 million after-tax fleet disposition/impairment loss related to the early retirement of several DC-10-30s and other items and the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits to participating partners in the Company's frequent flyer program. Net income in 1998 was significantly impacted by a $77 million after-tax fleet disposition/impairment loss resulting from the Company's decision to accelerate the retirement of certain jet and turboprop aircraft.

Passenger revenue increased 8.9%, $660 million, during 1999 as compared to 1998. The increase was due to an 11.3% increase in revenue passenger miles, partially offset by a 2.7% decrease in yield. Both yield pressures in the transatlantic markets and a 6.7% increase in average stage length caused the decrease in yield.

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

Aircraft fuel expense increased 6.1%, $44 million, in 1999 as compared to the prior year. The average price per gallon increased 1.0% from 46.83 cents in 1998 to 47.31 cents in 1999. This increase is net of gains of approximately $90 million recognized during 1999 related to the Company's fuel hedging program. In addition, the quantity of jet fuel used increased 3.7% principally reflecting increased capacity offset in part by the increased fuel efficiency of the Company's younger fleet.

Aircraft rentals increased 17.0%, $112 million, during 1999 as compared to 1998, due to the delivery of new aircraft.

Landing fees and other rentals increased 20.0%, $83 million, during 1999 as compared to 1998 primarily due to higher facilities rent due to increased rates and volume and higher landing fees resulting from increased operations.

Commissions expense decreased 1.2%, $7 million, during 1999 as compared to 1998 due to lower rates resulting from international commission caps and a lower volume of commissionable sales.

Reservations and sales expense increased 12.8%, $47 million, in 1999 compared to 1998 primarily due to an increase in credit card discount fees and computer reservation system fees as a result of higher sales.

Depreciation and amortization expense increased 22.4%, $66 million, in 1999 compared to 1998 primarily due to the addition of new aircraft and related spare parts.

Passenger servicing expense increased 13.9%, $43 million, in 1999 compared to 1998 primarily due to an increase in food costs caused by an increase in passengers.

Other operating expense increased 16.1%, $153 million, in 1999 as compared to the prior year, primarily as a result of increases in aircraft servicing expense and outsourced services.

Interest expense increased 30.9%, $55 million, in 1999 as compared to 1998 due to an increase in long-term debt resulting from the purchase of new aircraft and $200 million of 8% unsecured senior notes issued in December 1998, partially offset by interest savings of $9 million due to the conversion of the Company's 6-3/4% Convertible Subordinated Notes into Class B common stock.

Interest income increased 20.3%, $12 million, in 1999 as compared to 1998 due to higher average balances of cash, cash equivalents and short-term investments and due to higher interest rates.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jets operated by Continental Express, Inc. ("Express"), a wholly owned subsidiary of the Company, for each of the three years in the period ended December 31, 2000 is as follows:
	2000	Net Increase/ (Decrease) 2000-1999	1999	Net Increase/ (Decrease) 1999-1998	1998

Revenue passengers (thousands)	46,896	3.0%	45,540	4.4%	43,625
Revenue passenger miles (millions) (1)	64,161	6.9%	60,022	11.3%	53,910
Available seat miles (millions) (2)	86,100	5.1%	81,946	9.7%	74,727
Passenger load factor (3)	74.5%	1.3 pts.	73.2%	1.1 pts.	72.1%
Breakeven passenger load factor (4)(5)	66.3%	1.6 pts.	64.7%	3.1 pts.	61.6%
Passenger revenue per available seat mile (cents)	9.84	7.9%	9.12	(1.2)%	9.23
Total revenue per available seat mile (cents)	10.67	8.2%	9.86	(0.9)%	9.95
Operating cost per available seat mile (cents) (5)	9.76	8.6%	8.99	1.1%	8.89
Average yield per revenue passenger mile (cents) (6)	13.20	6.0%	12.45	(2.7)%	12.79
Average price per gallon of fuel, excluding fuel taxes (cents)	86.69	83.2%	47.31	1.0%	46.83
Average price per gallon of fuel, including fuel taxes (cents)	91.00	76.7%	51.51	0.6%	51.20
Fuel gallons consumed (millions)	1,537	(0.3)%	1,542	3.7%	1,487
Average fare per revenue passenger	$180.66	10.1%	$164.11	3.9%	$158.02
Average length of aircraft flight (miles)	1,159	4.0%	1,114	6.7%	1,044
Average daily utilization of each aircraft (hours) (7)	10:36	1.1%	10:29	2.6%	10:13
Actual aircraft in fleet at end of period (8)	371	2.2%	363	-	363

_____________________

Continental has entered into block space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. The table above does not include the statistics for the capacity that was purchased by another carrier.

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

Liquidity and Capital Resources

As of December 31, 2000, the Company had $1.4 billion in cash, cash equivalents and short-term investments, compared to $1.6 billion as of December 31, 1999. Net cash provided by operating activities increased $128 million during the year ended December 31, 2000 compared to the same period in the prior year primarily due to an increase in operating income. Net cash used by investing activities for the year ended December 31, 2000 compared to the same period in the prior year decreased $591 million, primarily as a result of the proceeds from the sale of short-term investments in 2000, partially offset by proceeds received from the sale of AMADEUS in 1999. Net cash used by financing activities increased $345 million primarily due to an increase in payments on long-term debt and capital lease obligations.

As of December 31, 2000, Continental had approximately $3.7 billion (including current maturities) of long-term debt and capital lease obligations, and had approximately $1.9 billion of Continental-obligated mandatorily redeemable preferred securities of trust, redeemable common stock and common stockholders' equity, a ratio of 2.0 to 1, at December 31, 2000 and 2.1 to 1 at December 31, 1999.

In March 2000, the Company completed an offering of $743 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 Boeing aircraft. All of these aircraft were placed in service in 2000.

In November 2000, the Company completed an offering of $176 million of floating enhanced aircraft trust securities to be used to finance the debt portion of the acquisition cost of four Boeing aircraft. All of these aircraft were placed in service by January 2001.

In November 2000, the Company completed an offering of $841 million of pass-through certificates to be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 23 new Boeing aircraft scheduled for delivery from February 2001 to December 2001.

Also in November 2000, the Company completed the placement of 5,000,000 6% Convertible Preferred Securities, known as Term Income Deferrable Equity Securities. The net proceeds of the private placement totaled $242 million and were used as part of the purchase price for approximately 6.7 million shares of Class A common stock, par value $.01 per share ("Class A common stock") held by Northwest Airlines Corporation ("Northwest") and an affiliate.

Also in November 2000, the Company completed an offering of $177 million special facilities revenue bonds issued by the New Jersey Economic Development Authority. The bonds will finance the construction of a maintenance facility, cargo facility, ground service equipment maintenance facility, terminal improvements, and other various projects related to the Company's Global Gateway expansion at Newark.

In January 2001, the Company obtained a 3-year $200 million pre-delivery payment facility to be used to finance manufacturer progress payments on 156 new Boeing aircraft.

During 2000, the Company's Board of Directors increased the size of its common stock repurchase program by the amount of cash proceeds received by the Company for the purchase of common stock by employees and other participants under the Company's employee stock purchase and stock option plans after January 1, 2000. The program also permits the expenditure of one half of future net income (excluding special gains and charges), plus all the proceeds from the sale of non-strategic assets, to repurchase common stock. Of the approximately $287 million available in the program as of December 31, 2000, $200 million was used as a part of the purchase price for approximately 6.7 million shares of Class A common stock held by Northwest.

A significant amount of Continental's assets are encumbered.

Deferred Tax Assets. As of December 31, 2000, the Company had deferred tax assets aggregating $677 million, including $366 million related to net operating losses ("NOLs"), and a valuation allowance of $263 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change occurred, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.39% for December 2000). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $174 million per year other than through the recognition of future built-in gain transactions.

In November 1998, Northwest completed its acquisition of certain equity of the Company previously held by Air Partners, L.P. and its affiliates, together with certain Class A common stock of the Company held by other investors, totaling 8,661,224 shares of the Class A common stock. On January 22, 2001, Continental repurchased 6,685,279 shares of Continental Class A common stock from Northwest and an affiliate. In addition, each issued share of Continental Class A common stock was reclassified into 1.32 shares of Class B common stock in a nontaxable transaction. The Company does not believe that these transactions resulted in an ownership change for purposes of Section 382.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2000, the estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of December 31, 2000, Continental had approximately $890 million in financing arranged for such Boeing deliveries. Continental also has commitments or letters of intent for backstop financing for approximately 23% of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at December 31, 2000, Continental had firm commitments to purchase 26 spare engines related to the new Boeing aircraft for approximately $158 million, which will be deliverable through March 2005. Further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of December 31, 2000, the estimated aggregate cost of Express's firm commitments for Embraer regional jets is approximately $3 billion. Neither Express nor Continental will have any obligation to take any such firm Embraer aircraft that are not financed by a third party and leased to Continental.

Continental expects its cash outlays for 2001 capital expenditures, exclusive of fleet plan requirements, to aggregate approximately $326 million, primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's net capital expenditures during 2000 aggregated $203 million, exclusive of fleet plan requirements.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Bond Financings. Continental has entered into agreements with the City of Houston, Texas, the City of Cleveland, Ohio, the New Jersey Economic Development Authority, the Department of Transportation of the State of Hawaii, the Regional Airports Improvement Corporation, and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities and acquiring equipment which have been or will be leased to Continental. In connection therewith, Continental has unconditionally guaranteed the principal and interest on certain bonds totaling approximately $1.6 billion and has entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years.

Employees. In July 2000, the Company completed a three-year program bringing all employees to industry standard wages and also announced and began to implement a phased plan to bring employee benefits to industry standard levels by 2003. The plan provides for increases in vacation, paid holidays, increased 401(k) Company matching contributions and additional past service retirement credit for most senior employees.

The following is a table of the Company's, Express's and CMI's principal collective bargaining agreements, and their respective amendable dates:
Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Pilots	5,000	Independent Association of Continental Pilots ("IACP")	October 2002

Express Pilots	1,500	IACP	October 2002

Dispatchers	150	Transport Workers Union of America	October 2003

Continental Mechanics	3,500	International Brotherhood of Teamsters ("Teamsters")	January 2002

Express Mechanics	400	Teamsters	January 2003

CMI Mechanics	100	Teamsters	March 2001

Continental Flight Attendants	8,100	International Association of Machinists and Aerospace Workers ("IAM")	September 2004

Express Flight Attendants	550	IAM	December 2004

CMI Flight Attendants	350	IAM	(Negotiations for amended contract ongoing)

CMI Fleet and Passenger Service Employees	450	Teamsters	March 2001

In March 2000, CMI and the IAM began collective bargaining negotiations to amend the CMI flight attendants' contract (which became amendable in June 2000). The parties reached a tentative agreement, which was not ratified by the flight attendants. Negotiations will resume in early 2001. The Company continues to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

The pilots are in the process of considering whether they wish to merge their independent union, IACP, into the Air Line Pilots Association, which would be subject to ratification by the Continental pilots.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market Risk Sensitive Instruments and Positions

The Company is subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to investments in equity and debt securities. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

Aircraft Fuel. The Company's results of operations are significantly impacted by changes in the price of aircraft fuel. During 2000 and 1999, aircraft fuel accounted for 15.6% and 9.7%, respectively, of the Company's operating expenses (excluding fleet disposition/impairment losses). In order to provide short-term protection (generally three to six months) against a sharp increase in jet fuel prices, the Company from time to time enters into petroleum call options, petroleum swap contracts and jet fuel purchase commitments. The Company's fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines. As of December 31, 2000, the Company had hedged approximately 23% of its projected 2001 fuel requirements using petroleum call options, which represents 95% of projected first quarter fuel requirements, compared to approximately 24% of its projected 2000 fuel requirements hedged at December 31, 1999. Subsequent to December 31, 2000, the Company entered into jet fuel and heating oil call options, jet fuel swap contracts and jet fuel purchase commitments. The Company estimates that a 10% increase in the price per gallon of aircraft fuel would not have a material impact on the fair value of the petroleum call options existing at December 31, 2000 or 1999.

Foreign Currency. The Company is exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The Company's largest exposure comes from the Japanese yen. However, the Company attempts to mitigate the effect of certain potential foreign currency losses by entering into forward contracts that effectively enable it to sell Japanese yen expected to be received from yen-denominated net cash flows over the next 12 months at specified exchange rates. As of December 31, 2000, the Company had entered into forward contracts to hedge approximately 75% of its 2001 projected yen-denominated net cash flows, as compared to having in place forward contracts to hedge approximately 95% of its 2000 projected yen-denominated net cash flows at December 31, 1999. The Company estimates that at December 31, 2000, a 10% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing forward contracts by $15 million as compared to an $18 million increase in the fair value of existing forward contracts at December 31, 1999.

Interest Rates. The Company's results of operations are affected by fluctuations in interest rates (e.g., interest expense on debt and interest income earned on short-term investments).

The Company had approximately $754 million and $690 million of variable-rate debt as of December 31, 2000 and 1999, respectively. The Company has mitigated its exposure on certain variable-rate debt by entering into interest rate cap and swap agreements. The interest rate cap had notional amounts of $84 million and $106 million as of December 31, 2000 and 1999, respectively. Caps outstanding at December 31, 2000 are effective through July 31, 2001. The interest rate cap limits the amount of potential increase in the LIBOR rate component of the floating rate to a maximum of 9% over the term of the contract. The interest rate swap outstanding at December 31, 2000 had a notional amount of $176 million. The interest rate swap effectively locks the Company into paying a fixed rate of interest on a portion of its floating rate debt securities through 2005. If average interest rates increased by 100 basis points during 2001 as compared to 2000, the Company's projected 2001 interest expense would increase by approximately $7 million. At December 31, 1999, an interest rate increase of 100 basis points during 2000 as compared to 1999 was projected to increase 2000 interest expense by approximately $6 million. The interest rate cap does not mitigate this increase in interest expense materially given the current level of such floating rates.

As of December 31, 2000 and 1999, the fair value of $2.2 billion and $2.2 billion (carrying value) of the Company's fixed-rate debt was estimated to be $2.2 billion and $2.2 billion, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates, was approximately $136 million and $91 million as of December 31, 2000 and 1999, respectively. The fair value of the remaining fixed-rate debt at December 31, 2000 and 1999, (with a carrying value of $453 million and $248 million, respectively), was not practicable to estimate.

If 2001 average short-term interest rates decreased by 100 basis points over 2000 average rates, the Company's projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $12 million during 2001, compared to an estimated $11 million decrease during 2000 measured at December 31, 1999.

Investments in Equity Securities. The Company has a 49% equity investment in Compania Panamena de Aviacion, S.A. ("Copa") and a 28% equity investment in Gulfstream International Airlines, Inc. ("Gulfstream") which are also subject to price risk. However, since a readily determinable market value does not exist for either Copa or Gulfstream (each is privately held), the Company is unable to quantify the amount of price risk sensitivity inherent in these investments. At December 31, 2000 and 1999, the carrying value of the investment in Copa was $48 million and $49 million, respectively. At December 31, 2000 and 1999, the carrying value of the investment in Gulfstream was $8 million and $10 million, respectively.

At December 31, 2000, the Company owned approximately 357,000 depository certificates convertible, subject to certain restrictions, into an equivalent number of shares of the common stock of Equant, which completed an initial public offering in July 1998. As of December 31, 2000 and 1999, the estimated fair value of these depository certificates was approximately $9 million and $40 million, respectively, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for the sale of mileage credits to participating partners in its frequent flyer program.

ERNST & YOUNG LLP

Houston, Texas

January 16, 2001

  except for Note 16, as to which

  the date is January 22, 2001

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Year Ended December 31,
	2000	1999	1998

Operating Revenue:
Passenger	$9,308	$8,116	$7,456
Cargo and mail	360	303	275
Other	231	220	196
	9,899	8,639	7,927

Operating Expenses:
Wages, salaries and related costs	2,845	2,510	2,218
Aircraft fuel	1,438	771	727
Aircraft rentals	844	771	659
Maintenance, materials and repairs	646	603	582
Landing fees and other rentals	532	497	414
Commissions	526	576	583
Reservations and sales	455	414	367
Depreciation and amortization	402	360	294
Passenger servicing	366	352	309
Fleet disposition/impairment losses	-	81	122
Other	1,161	1,104	951
	9,215	8,039	7,226

Operating Income	684	600	701

Nonoperating Income (Expense):
Interest expense	(251)	(233)	(178)
Interest income	87	71	59
Interest capitalized	57	55	55
Gain on sale of AMADEUS	-	297	-
Other, net	(6)	8	11
	(113)	198	(53)

Income before Income Taxes, Cumulative Effect of Accounting Changes and Extraordinary Charge	571	798	648

Income Tax Provision	(222)	(310)	(248)

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1 and $7 in 2000 and 1998, respectively	(1)	-	(13)

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2000	1999	1998

Income before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 348	$ 488	$ 387
Cumulative Effect of Accounting Changes, Net of Applicable Income Taxes of $19 (1)	-	(33)	-
Extraordinary Charge, net of applicable income Taxes of $3 and $2 in 2000 and 1998	(6)	-	(4)

Net Income	$ 342	$ 455	$ 383

Earnings per Common Share:
Income before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 5.71	$ 7.02	$ 6.40
Cumulative Effect of Accounting Changes	-	(0.48)	-
Extraordinary Charge	(0.09)	-	(0.06)
Net Income	$ 5.62	$ 6.54	$ 6.34

Earnings per Common Share Assuming Dilution:
Income before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ 5.54	$ 6.64	$ 5.06
Cumulative Effect of Accounting Changes	-	(0.44)	-
Extraordinary Charge	(0.09)	-	(0.04)
Net Income	$ 5.45	$ 6.20	$ 5.02

  See Note 1(i) for the proforma effect of retroactive application of the accounting change.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	December 31,	December 31,
ASSETS	2000	1999

Current Assets:
Cash and cash equivalents	$ 1,371	$ 1,198
Short-term investments	24	392
Accounts receivable, net of allowance for doubtful receivables of $20 and $20, respectively	495	506
Spare parts and supplies, net of allowance for obsolescence of $67 and $59, respectively	280	236
Deferred income taxes	137	145
Prepayments and other	152	129
Total current assets	2,459	2,606

Property and Equipment:
Owned property and equipment:
Flight equipment	4,597	3,593
Other	990	814
	5,587	4,407
Less: Accumulated depreciation	1,025	808
	4,562	3,599

Purchase deposits for flight equipment	404	366

Capital leases:
Flight equipment	226	300
Other	138	88
	364	388
Less: Accumulated amortization	167	180
	197	208
Total property and equipment	5,163	4,173

Other Assets:
Routes, gates and slots, net of accumulated amortization of $395 and $345, respectively	1,081	1,131
Other assets, net	498	313

Total other assets	1,579	1,444

Total Assets	$ 9,201	$ 8,223

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 304	$ 321
Accounts payable	1,016	856
Air traffic liability	1,125	1,042
Accrued payroll and pensions	297	299
Accrued other liabilities	238	257
Total current liabilities	2,980	2,775

Long-Term Debt and Capital Leases	3,374	3,055

Deferred Credits and Other Long-Term Liabilities:
Deferred income taxes	787	590
Other	208	210
Total deferred credits and other long-term liabilities	995	800

Commitments and Contingencies

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures (1)	242	-

Redeemable Common Stock	450	-

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999

Common Stockholders' Equity:
Class A common stock - $.01 par, 50,000,000 shares authorized; 10,963,538 and 11,320,849 shares issued and outstanding in 2000 and 1999, respectively	$ -	$ -
Class B common stock - $.01 par, 200,000,000 shares authorized; 64,073,431 and 63,923,431 shares issued in 2000 and 1999, respectively	1	1
Additional paid-in capital	379	871
Retained earnings	1,456	1,114
Accumulated other comprehensive income (loss)	13	(1)
Treasury stock - 16,586,603 and 9,763,684 Class B shares in 2000 and 1999, respectively, at cost	(689)	(392)
Total common stockholders' equity	1,160	1,593
Total Liabilities and Stockholders' Equity	$ 9,201	$ 8,223

  The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $250 million, which bear interest at the rate of 6% per annum and mature on November 15, 2030. Upon repayment, the Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust will be mandatorily redeemed.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2000	1999	1998

Cash Flows from Operating Activities:
Net income	$ 342	$ 455	$ 383
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	224	293	224
Depreciation and amortization	402	360	294
Fleet disposition/impairment losses	-	81	122
Gain on sale of AMADEUS	-	(297)	-
Gain on sale of other investments	(9)	(29)	(6)
Cumulative effect of accounting changes	-	33	-
Other, net	(49)	(83)	(4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6	(53)	(102)
Increase in spare parts and supplies	(72)	(99)	(71)
Increase in accounts payable	159	8	59
Increase in air traffic liability	163	110	108
Increase (decrease) in accrued payroll and pensions	(132)	34	107
Other	(130)	(37)	(238)
Net cash provided by operating activities	904	776	876

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries	(640)	(1,174)	(818)
Purchase deposits refunded in connection with aircraft delivered	577	1,139	758
Capital expenditures	(511)	(706)	(610)
Sale (purchase) of short-term investments	368	(392)	-
Proceeds from sale of AMADEUS, net	-	391	-
Proceeds from disposition of property and equipment	135	77	46
Proceeds from sale of other investments	11	35	9
Investment in and advances to partner airlines	-	(23)	(53)
Other	(8)	(6)	(30)
Net cash used in investing activities	(68)	(659)	(698)

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
	Year Ended December 31,
	2000	1999	1998

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	$ 157	$ 453	$ 737
Proceeds from issuance of preferred securities of trust, net	242	-	-
Purchase of Class B common stock	(450)	(528)	(223)
Payments on long-term debt and capital lease obligations	(707)	(295)	(423)
Proceeds from issuance of common stock	92	38	56
Proceeds from sale-leaseback transactions	3	14	71
Dividends paid on preferred securities of trust	-	-	(22)
Net cash (used in) provided by financing activities	(663)	(318)	196

Net (Decrease) Increase in Cash and Cash Equivalents	173	(201)	374

Cash and Cash Equivalents - Beginning of Period	1,198	1,399	1,025

Cash and Cash Equivalents - End of Period	$1,371	$1,198	$1,399

Supplement Cash Flows Information:
Interest paid	$ 276	$ 221	$ 157
Income taxes paid	$ 7	$ 18	$ 25

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 808	$ 774	$ 425
Conversion of 6-3/4% Convertible Subordinated Notes into Class B common stock	$ -	$ 230	$ -
Conversion of Trust Originated Preferred Securities into Class B common stock	$ -	$ 111	$ 134

Capital lease obligations incurred	$ 53	$ 50	$ 124
Sale-leaseback of Beech 1900-D aircraft	$ -	$ 81	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                       (In millions)
	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income	Treasury Stock, At Cost

Balance, December 31, 1997	$ 641	$ 276	$ (2)	$ 381	$ -

Net Income	-	383	-	383	-
Additional Minimum Pension Liability, net of applicable income taxes of $41	-	-	(76)	(76)	-
Purchase of Common Stock	-	-	-	-	(223)
Reissuance of Treasury Stock pursuant to Stock Plans	-	-	-	-	50
Issuance of Common Stock pursuant to Stock Plans	19	-	-	-	-
Conversion of Trust Originated Preferred Securities into Common Stock	(32)	-	-	-	160
Other	6	-	(10)	(10)	-
Balance, December 31, 1998	634	659	(88)	297	(13)

Net Income	-	455	-	455	-
Reduction in Additional Minimum Pension Liability, net of applicable income taxes of $43	-	-	82	82	-
Purchase of Common Stock	-	-	-	-	(528)
Reissuance of Treasury Stock pursuant to Stock Plans	(18)	-	-	-	69
Conversion of 6-3/4% Convertible Subordinated Notes into Common Stock	161	-	-	-	66
Conversion of Trust Originated Preferred Securities into Common Stock	100	-	-	-	11
Other	(6)	-	5	5	3
Balance, December 31, 1999	871	1,114	(1)	542	(392)

Net Income	-	342	-	342	-
Purchase of Common Stock	(1)	-	-	-	(449)
Reissuance of Treasury Stock pursuant to Stock Plans	(45)	-	-	-	137
Reclass for Redeemable Common Stock	(450)	-	-	-	-
Other	4	-	14	14	15
Balance, December 31, 2000	$ 379	$1,456	$ 13	$ 356	$ (689)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                   NUMBER OF SHARES   (in thousands)

	Class A Common Stock	Class B Common Stock	Treasury Stock

Balance, December 31, 1997	8,379	50,512	-

Purchase of Common Stock	-	(4,453)	4,453
Reissuance of Treasury Stock pursuant to Stock Plans	-	859	(859)
Reissuance of Treasury Stock pursuant to Conversion of Trust Originated Preferred Securities	-	3,182	(3,182)
Conversion of Class A to Class B Common Stock	(12)	12	(12)
Issuance of Common Stock pursuant to Stock Plans	-	235	-
Conversion of Trust Originated Preferred Securities into Common Stock	-	2,377	-
Exercise of warrants	3,040	247	-
Balance, December 31, 1998	11,407	52,971	400

Purchase of Common Stock	-	(13,134)	13,134
Reissuance of Treasury Stock pursuant to Stock Plans	-	1,854	(1,854)
Reissuance of Treasury Stock pursuant to Conversion of Class A to Class B Common Stock	(86)	86	(86)
Issuance of Common Stock pursuant to Stock Plans	-	13	-
Conversion of 6-3/4% Convertible Subordinated Notes into Common Stock	-	6,132	-
Reissuance of Treasury Stock pursuant to Conversion of 6-3/4% Convertible Subordinated Notes	-	1,485	(1,485)
Conversion of Trust Originated Preferred Securities into Common Stock	-	4,408	-
Reissuance of Treasury Stock pursuant to Conversion of Trust Originated Preferred Securities	-	345	(345)
Balance, December 31, 1999	11,321	54,160	9,764

Purchase of Common Stock	-	(10,545)	10,545
Reissuance of Treasury Stock pursuant to Stock Plans	-	3,365	(3,365)
Reissuance of Treasury Stock pursuant to Conversion of Class A to Class B Common Stock	(357)	357	(357)
Issuance of Common Stock pursuant to Stock Plans	-	150	-
Balance, December 31, 2000	10,964	47,487	16,587

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc. (the "Company" or "Continental") is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 2000 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express"), and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, served 230 airports worldwide at January 16, 2001. As of December 31, 2000, Continental flies to 136 domestic and 94 international destinations and offers additional connecting service through alliances with domestic and foreign carriers. Continental directly served 16 European cities, seven South American cities, Tel Aviv and Tokyo and is one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through its Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

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

  Cash and Cash Equivalents -

  Cash and cash equivalents consist of cash and short-term, highly liquid investments, which are readily convertible into cash and have a maturity of three months or less when purchased.

  Short-Term Investments -

  The Company invests in commercial paper with original maturities in excess of 90 days but less than 270 days. These investments are classified as short-term investments in the accompanying consolidated balance sheet. Short-term investments are stated at cost, which approximates market value, and are classified as held-to-maturity securities.

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

  Property and Equipment -

  Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. The estimated useful lives and residual values for the Company's property and equipment are as follows:
	Estimated Useful Life	Estimated Residual Value

Jet aircraft	25 to 30 years	10-15%
Turboprop aircraft	18 years	10%
Ground property and equipment	2 to 30 years	0%
Capital lease - flight and ground	Lease Term	0%

  Routes, Gates and Slots -

  Routes are amortized on a straight-line basis over 40 years, gates over the stated term of the related lease and slots over 20 years. Routes, gates and slots are comprised of the following in millions:
	Balance at December 31, 2000	Accumulated Amortization at December 31, 2000

Routes	$711	$179
Gates	285	162
Slots	85	54
	$1,081	$395

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

  Frequent Flyer Program -

  Continental sponsors a frequent flyer program, "OnePass", and records an estimated liability for the incremental cost associated with providing the related free transportation at the time a free travel award is earned. The liability is adjusted periodically based on awards earned, awards redeemed and changes in the OnePass program.

  The Company also sells mileage credits in the OnePass program to participating partners, such as hotels, car rental agencies and credit card companies. During 1999, as a result of the issuance of Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, which totaled $27 million, net of tax, was applied retroactively to January 1, 1999. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue, net of the incremental cost of providing future air travel, was recorded in the period in which the credits were sold.

  The pro forma results, assuming the accounting change is applied retroactively, is shown below (in millions except per share data):
	1999	1998

Income before Cumulative Effect of Accounting Change and Extraordinary Charge	$ 488	$ 382
Earnings per Common Share	$ 7.02	$ 6.32
Earnings per Common Share Assuming Dilution	$ 6.64	$ 5.00

Net Income	$ 482	$ 378
Earnings per Common Share	$ 6.93	$ 6.26
Earnings per Common Share Assuming Dilution	$ 6.57	$ 4.95

  Actual per share amounts are shown below for comparative purposes:
	1999	1998

Income before Cumulative Effect of Accounting Change and Extraordinary Charge	$ 488	$ 387
Earnings per Common Share	$ 7.02	$ 6.40
Earnings per Common Share Assuming Dilution	$ 6.64	$ 5.06

Net Income	$ 455	$ 383
Earnings per Common Share	$ 6.54	$ 6.34
Earnings per Common Share Assuming Dilution	$ 6.20	$ 5.02

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

  Advertising Costs -

  The Company expenses the costs of advertising as incurred. Advertising expense was $60 million, $82 million and $78 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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
	2000	1999	1998

Numerator:
Income before cumulative effect of accounting changes and extraordinary charge	$348	$488	$387
Cumulative effect of accounting changes, net of tax	-	(33)	-
Extraordinary charge, net of tax	(6)	-	(4)
Numerator for basic earnings per share - net income	342	455	383

Effect of dilutive securities:
Preferred Securities of Trust	1	-	11
6-3/4% Convertible Subordinated Notes	-	4	9
	1	4	20

Numerator for diluted earnings per share - net income after assumed conversions	$343	$459	$403

Denominator:
Denominator for basic earnings per share - weighted- average shares	60.7	69.5	60.3

Effect of dilutive securities:
Employee stock options	1.1	1.4	1.7
Preferred Securities of Trust	0.6	0.1	9.8
Potentially Dilutive Shares (Northwest Repurchase)	0.4	-	-
6-3/4% Convertible Subordinated Notes	-	2.9	7.6
Warrants	-	-	0.9
Dilutive potential common shares	2.1	4.4	20.0

Denominator for diluted earnings per share - adjusted weighted - average and assumed conversions	62.8	73.9	80.3

Approximately 1.1 million in 2000, 1.1 million in 1999 and 1.4 million in 1998 of weighted average options to purchase shares of the Company's Class B common stock, par value $.01 per share ("Class B common stock"), were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):
	2000	1999

Secured
Notes payable, interest rates of 5.00% to 8.50%, payable through 2019	$2,325	$1,817
Floating rate notes, interest rates of LIBOR plus 0.49% to 1.0%, Eurodollar plus 0.87% or Commercial Paper plus 0.40% to 0.60%, payable through 2012	532	241
Credit facility, floating interest rate of LIBOR plus 1.0%, payable through 2002	150	215
Floating rate note, interest rate of LIBOR plus 1.25%, payable through 2004	72	74
Notes payable, interest rates of 8.49% to 9.46%, payable through 2008	39	51
Revolving credit facility totaling $160 million, floating interest rate of LIBOR plus 1.375%, payable through 2001	-	160

Unsecured
Senior notes payable, interest rate of 8.0%, payable through 2005	200	200
Notes payable, interest rate of 8.125%, payable through 2008	110	110
Senior notes payable, interest rate of 9.5%, payable through 2001	-	242
Other	14	23
	3,442	3,133
Less: current maturities	272	278
Total	$3,170	$2,855

At December 31, 2000 and 1999, both the LIBOR and Eurodollar rates associated with Continental's indebtedness approximated 6.4% and 6.0%, respectively. The Commercial Paper rate was 6.5% and 6.1% as of December 31, 2000 and 1999, respectively.

A majority of Continental's property and equipment is subject to agreements securing indebtedness of Continental.

The Company has certain debt and credit facility agreements, which contain financial covenants restricting CMI's incurrence of certain indebtedness and pledge or sale of assets. In addition, the credit facility contains certain financial covenants applicable to Continental and prohibits Continental from granting a security interest on certain of its international route authorities and its stock in Air Micronesia, Inc., CMI's parent company.

At December 31, 2000, under the most restrictive provisions of the Company's debt and credit facility agreements, the Company had a minimum cash balance requirement of $600 million, a minimum net worth requirement of $898 million and was restricted from paying cash dividends in excess of $904 million.

On April 15, 1999, the Company exercised its right and called for redemption on May 25, 1999, all $230 million of its 6-3/4% Convertible Subordinated Notes due 2006. The notes were converted into approximately 7.6 million shares of Class B common stock during May 1999.

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2001	$272
2002	305
2003	211
2004	277
2005	537

NOTE 4 - LEASES

Continental leases certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most leases also include both renewal options and purchase options.

At December 31, 2000, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under aircraft and engine operating leases, that have initial or remaining noncancellable lease terms in excess of one year, are as follows (in millions):
	Capital Leases	Operating Leases

Year ending December 31,
2001	$ 47	$ 859
2002	47	814
2003	31	766
2004	28	709
2005	29	688
Later years	180	6,387

Total minimum lease payments	362	$10,223
Less: amount representing interest	126
Present value of capital leases	236
Less: current maturities of capital leases	32
Long-term capital leases	$204

Not included in the above operating lease table is approximately $567 million of annual average minimum lease payments for each of the next five years relating to non-aircraft leases, principally airport and terminal facilities and related equipment.

Continental is the guarantor of approximately $1.6 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from rentals paid by Continental under long-term agreements with the respective governing bodies.

At December 31, 2000, the Company, including Express, had 386 and 12 aircraft under operating and capital leases, respectively. These leases have remaining lease terms ranging from one month to 23 years.

The Company's total rental expense for all operating leases, net of sublease rentals, was $1.2 billion, $1.1 billion and $922 million in 2000, 1999 and 1998, respectively.

NOTE 5 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company's risk management program, Continental uses or has used a variety of financial instruments, including petroleum call options, petroleum swap contracts, jet fuel purchase commitments, foreign currency average rate options, foreign currency forward contracts and interest rate cap and swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and accordingly recognizes all derivatives on the balance sheet at fair value.

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

Fuel Price Risk Management

The Company uses a combination of petroleum call options, petroleum swap contracts, and jet fuel purchase commitments to provide some short-term protection against a sharp increase in jet fuel prices. These instruments generally cover up to 100% of the Company's forecasted jet fuel needs for three to six months.

The Company accounts for the call options and swap contracts as cash flow hedges. In accordance with SFAS 133, such financial instruments are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call options and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices as well as the change in the time value of the options. Hedge ineffectiveness is included in fuel expense in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2000, 1999 and 1998. For the years ended December 31, 2000 and 1999, the Company recognized approximately $44 million and $15 million, respectively, of net losses related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (primarily time value). These losses are also included in fuel expense in the accompanying consolidated statement of operations.

The Company had petroleum call options outstanding with an aggregate notional amount of approximately $329 million and $310 million at December 31, 2000 and 1999, respectively. The fair value of these hedges was not material.

Foreign Currency Exchange Risk Management

The Company uses a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with its forecasted Japanese yen-denominated net cash flows for the following nine to twelve months. The average rate options and forward contracts have only nominal intrinsic value at the time of purchase.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS 133, such financial instruments are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of other revenue when the underlying net cash flows are realized. The Company measures hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness was not material during 2000, 1999 or 1998.

At December 31, 2000, the Company had yen forward contracts outstanding with an aggregate notional amount of $188 million and an unrealized gain of $22 million. The notional amount of the Company's yen forward contracts outstanding at December 31, 1999 was $197 million with an unrealized loss of $5 million. Unrealized gains (losses) are recorded in other current assets (liabilities) with the offset to other accumulated comprehensive income, net of applicable income taxes and hedge ineffectiveness. The unrealized loss at December 31, 2000 will be recognized in earnings within the next twelve months.

Interest Rate Risk Management

The Company entered into interest rate cap and interest rate swap agreements to reduce the impact of potential increases on floating rate debt. The interest rate cap had a notional amount of $84 million and $106 million as of December 31, 2000 and 1999, respectively, and is effective through July 31, 2001. The interest rate swap, which was entered into during 2000, had a notional amount of $176 million at December 31, 2000. The Company accounts for the interest rate cap and swap as cash flow hedges whereby the fair value of the interest rate cap and swap is reflected in other assets in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness (which is not material), recorded as accumulated other comprehensive income (loss). The fair value of the interest rate cap and swap was not material as of December 31, 2000 or 1999. Amounts recorded in accumulated other comprehensive income are amortized as an adjustment to interest expense over the term of the related hedge. Such amounts were not material during 2000, 1999 or 1998.

Other Financial Instruments

  Cash equivalents -

  Cash equivalents are carried at cost and consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short maturity.

  Short-term Investments -

  Short-term investments consist primarily of commercial paper with original maturities in excess of 90 days but less than 270 days and approximate fair value due to their short maturity. The Company classifies these investments as held-to-maturity securities.

  Investment in Equity Securities -

  Continental's investment in America West Holdings Corporation ("America West Holdings") was classified as an available-for-sale security and was carried at an aggregate market value of approximately $3 million at December 31, 1999. In December 2000, the Company sold its investment in America West Holdings and a right of first refusal, resulting in a gain of $9 million.

  In May 1998, the Company acquired a 49% interest in Compania Panamena de Aviacion, S.A. ("Copa") for $53 million. The investment is accounted for under the equity method of accounting. As of December 31, 2000 and 1999, the excess of the amount at which the investment is carried and the amount of underlying equity in the net assets was $41 million and $40 million, respectively. This difference is treated as goodwill and is being amortized over 40 years.

  On October 20, 1999, Continental sold its interest in AMADEUS Global Travel Distribution, S.A. ("AMADEUS") for $409 million, including a special dividend. The sale, which occurred as part of AMADEUS's initial public offering, resulted in a gain of approximately $297 million.

  At both December 31, 2000 and 1999, the Company owned approximately 357,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. ("Equant"), which completed an initial public offering in July 1998. As of December 31, 2000 and 1999, the estimated fair value of these depository certificates was approximately $9 million and $40 million, respectively, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 2000 or 1999.

  In December 1999, the Company acquired a 28% interest in Gulfstream International Airlines, Inc. ("Gulfstream"). The investment is accounted for under the equity method of accounting. At December 31, 2000 and 1999, the carrying value of the investment in Gulfstream was $8 million and $10 million, respectively. The Company has also guaranteed approximately $25 million of debt for Gulfstream as of December 31, 2000.

  In 1999, Continental received 1,500,000 warrants to purchase common stock of priceline.com, Inc. at an exercise price of $59.93 per share (the "Warrants"). In the fourth quarter of 1999, the Company sold the Warrants for $18 million, resulting in a loss of approximately $4 million.

  Debt -

The fair value of the Company's debt with a carrying value of $2.9 billion and $2.8 billion at December 31, 2000 and 1999, respectively, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability or market prices, approximated $2.7 billion and $2.5 billion, respectively.

The fair value of the remaining debt (with a carrying value of $567 million and $383 million at December 31, 2000 and 1999, respectively), was not practicable to estimate.

  Preferred Securities of Trust -

  As of December 31, 2000, the fair value of the Company's 5,000,000 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), with a carrying value of $242 million, estimated based on market quotes, approximated $259 million.

  Warrants -

  The Company is the holder of warrants in a number of start-up eCommerce companies focused on various segments of the travel distribution network. The warrants are recorded at fair value with the offset recorded to non-operating income. The fair value of these warrants was not material at December 31, 2000 or 1999.

  Other -

The Company has a compensation plan for certain employees that provides a cash benefit that is indexed to the appreciation in fair value of a number of underlying equity securities of eCommerce businesses. The benefit formula meets the definition of a derivative, and is accordingly accounted for at fair value, with the offset recorded to non-operating expense. The fair value of the derivative was not material at December 31, 2000.

Credit Exposure of Financial Instruments

The Company is exposed to credit losses in the event of non-performance by issuers of financial instruments. To manage credit risks, the Company selects issuers based on credit ratings, limits its exposure to a single issuer under defined Company guidelines, and monitors the market position with each counterparty.

NOTE 6 - PREFERRED SECURITIES OF TRUST

In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the "Trust") with respect to which the Company owns all of the common trust securities, completed a private placement of 5,000,000 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities. The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of Class B common stock at a conversion rate of $60 per share of Class B common stock (equivalent to approximately 0.8333 share of Class B common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying Consolidated Statement of Operations. The proceeds of the private placement, which totaled $242 million (net of $8 million of underwriting commissions and expense) are included in Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures in the accompanying Consolidated Balance Sheets.

The sole assets of the trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $250 million issued by the Company and which mature on November 15, 2030. The Convertible Subordinated Debentures are redeemable by Continental, in whole or in part, on or after November 20, 2003 at designated redemption prices. If Continental redeems the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

Taking into consideration the Company's obligations under (i) the Preferred Securities Guarantee relating to the TIDES, (ii) the Indenture relating to the Convertible Subordinated Debentures to pay all debt and obligations and all costs and expenses of the Trust (other than U.S. withholding taxes) and (iii) the Indenture, the Declaration relating to the TIDES and the Convertible Subordinated Debentures, Continental has fully and unconditionally guaranteed payment of (i) the distributions on the TIDES, (ii) the amount payable upon redemption of the TIDES, and (iii) the liquidation amount of the TIDES.

The Convertible Subordinated Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

Continental Airlines Finance Trust, a Delaware statutory business trust with respect to which the Company owned all of the common trust securities, had 2,298,327 8-1/2% Convertible Trust Originated Preferred Securities ("TOPrS") outstanding at December 31, 1998. In November 1998, the Company exercised its right and called for redemption approximately half of its outstanding TOPrS. The TOPrS were convertible into shares of Class B common stock at a conversion price of $24.18 per share of Class B common stock. As a result of the call for redemption, 2,688,173 TOPrS were converted into 5,558,649 shares of Class B common stock. In December 1998, the Company called for redemption the remaining outstanding TOPrS. As a result of the second call, the remaining 2,298,327 TOPrS were converted into 4,752,522 shares of Class B common stock during January 1999.

Distributions on the preferred securities were payable by Continental Airlines Finance Trust at the annual rate of 8-1/2% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying Consolidated Statements of Operations.

NOTE 7 - REDEEMABLE COMMON, PREFERRED, COMMON AND TREASURY STOCK

Redeemable Common Stock

On November 15, 2000, the Company entered into a number of agreements with Northwest Airlines Corporation ("Northwest") and some of its affiliates under which the Company would, among other things, repurchase approximately 6.7 million shares of Class A common stock, par value $.01 per share ("Class A common stock"), of Continental owned by Northwest for $450 million. As a result of the Company's commitment to repurchase these Class A shares, such amounts are included in Redeemable Common Stock in the accompanying Consolidated Balance Sheets at December 31, 2000. See Note 16.

Preferred Stock

Continental has 10 million shares of authorized preferred stock, none of which was outstanding as of December 31, 2000 or 1999.

Common Stock

Continental has two classes of common stock issued and outstanding, Class A common stock and Class B common stock. Each share of Class A common stock is entitled to 10 votes per share and each share of Class B common stock is entitled to one vote per share. In addition, Continental has authorized 50 million shares of Class D common stock, par value $.01 per share, none of which is outstanding. See Note 16.

The Company's Certificate of Incorporation permits shares of the Company's Class A common stock to be converted into an equal number of shares of Class B common stock. During 2000 and 1999, 357,311 and 85,883 shares of the Company's Class A common stock, respectively, were so converted. See Note 16.

Treasury Stock

Continental began a stock repurchase program in 1998 under which it repurchased a total of 28.1 million shares of Class B common stock for a total of approximately $1.2 billion through December 31, 2000. Of the approximately $287 million available in the program as of December 31, 2000, $200 million will be used as part of the purchase price of 6,685,279 shares of Class A common stock held by Northwest. See Note 16. The Company plans to use the remaining balance in the program, along with (i) one-half of future net income (excluding special gains and charges), (ii) all the proceeds from the sale of non-strategic assets and (iii) the amount of cash proceeds received by the Company for the purchase of common stock by employees and other participants under its employee stock purchase and stock option plans to continue to repurchase its common stock in the future.

Stockholder Rights Plan

Effective November 20, 1998, the Company adopted a stockholder rights plan (the "Rights Plan") in connection with the disposition by Air Partners, L.P. ("Air Partners") of its interest in the Company to Northwest.

The rights become exercisable upon the earlier of (i) the tenth day following a public announcement or public disclosure of facts indicating that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% (20% in the case of an Institutional Investor) or more of the total number of votes entitled to be cast generally by the holders of the common stock of the Company then outstanding, voting together as a single class (such person or group being an "Acquiring Person"), or (ii) the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. Certain persons and entities related to the Company, Air Partners or Northwest at the time the Rights Plan was adopted are exempt from the definition of "Acquiring Person."

The rights will expire on November 20, 2008 unless extended or unless the rights are earlier redeemed or exchanged by the Company.

Subject to certain adjustments, if any person becomes an Acquiring Person, each holder of a right, other than rights beneficially owned by the Acquiring Person and its affiliates and associates (which rights will thereafter be void), will thereafter have the right to receive, upon exercise thereof, that number of shares of Class B common stock having a market value of two times the exercise price ($200, subject to adjustment) of the right.

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

At any time prior to any person becoming an Acquiring Person, the Board of Directors may redeem the rights at a price of $.001 per right. The Rights Plan may be amended by the Board of Directors without the consent of the holders of the rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the rights (other than the Acquiring Person and its affiliates and associates). Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. See Note 16.

NOTE 8 - STOCK PLANS AND AWARDS

Stock Options

On May 23, 2000, the stockholders of the Company approved the Continental Airlines, Inc. Incentive Plan 2000 (the "2000 Incentive Plan"). The 2000 Incentive Plan provides that the Company may grant awards (options, restricted stock awards, performance awards or incentive awards) to non-employee directors of the Company or employees of the Company or its subsidiaries. Subject to adjustment as provided in the 2000 Incentive Plan, the aggregate number of shares of Class B common stock that may be issued under the 2000 Incentive Plan may not exceed 3,000,000 shares, which may be originally issued or treasury shares or a combination thereof.

The stockholders of the Company have approved the Company's 1998 Stock Incentive Plan, 1997 Stock Incentive Plan and 1994 Incentive Equity Plan (collectively, the "Plans") under which the Company may issue shares of restricted Class B common stock or grant options to purchase shares of Class B common stock to non-employee directors and employees of the Company or its subsidiaries. Subject to adjustment as provided in the Plans, the aggregate number of shares of Class B common stock that may be issued may not exceed 16,500,000 shares, which may be originally issued or treasury shares or a combination thereof. Options granted under the Plans are awarded with an exercise price equal to the fair market value of the stock on the date of grant. The total shares remaining available for grant under the 2000 Incentive Plan and the Plans at December 31, 2000 was 2.5 million. No options may be awarded under the 1994 Incentive Equity Plan after December 31, 1999. Stock options granted under the Plans generally vest over a period of three to four years and have a term of five years.

Under the terms of the Plans, a change of control would result in all outstanding options under these plans becoming exercisable in full and restrictions on restricted shares being terminated.

The table below summarizes stock option transactions pursuant to the Company's 2000 Incentive Plan and the Plans (share data in thousands):
	2000		1999		1998
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at Beginning of Year	9,005	$32.69	9,683	$30.31	5,998	$22.62
Granted	1,514	$42.20	1,055	$33.38	6,504	$43.75
Exercised	(2,885)	$25.65	(1,464)	$16.54	(807)	$19.53
Cancelled	(166)	$34.35	(269)	$37.41	(2,012)	$55.18
Outstanding at End of Year	7,468	$37.30	9,005	$32.69	9,683	$30.31
Options exer- cisable at end of year	3,318	$35.47	4,845	$29.13	5,174	$23.56

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2000 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$4.56-$29.19	1,722	2.18	$27.55
$29.25-$32.13	853	2.81	$31.77
$32.25-$35.00	2,272	2.96	$34.96
$35.13-$43.31	1,501	4.47	$41.72
$43.50-$56.81	1,120	3.05	$55.36

$4.56-$56.81	7,468	3.08	$37.30

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$4.56-$29.19	1,197	$26.83
$29.25-$32.13	290	$31.11
$32.25-$35.00	1,140	$34.97
$35.13-$43.31	103	$40.64
$43.50-$56.81	588	$55.28

$4.56-$56.81	3,318	$35.47

Employee Stock Purchase Plan

All employees of the Company are eligible to participate in the Company's stock purchase program under which they may purchase shares of Class B common stock of the Company at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. During 2000 and 1999, 481,950 and 526,729 shares, respectively, of Class B common stock were issued at prices ranging from $27.73 to $38.30 in 2000 and $27.84 to $49.41 in 1999. During 1998, 305,978 shares of Class B common stock were issued at prices ranging from $29.33 to $49.41.

Pro Forma SFAS 123 Results

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.5%, 4.9% and 4.9%, dividend yields of 0%; volatility factors of the expected market price of the Company's Class B common stock of 47% for 2000, 43% for 1999 and 40% for 1998, and a weighted-average expected life of the option of 3.6 years, 3.1 years and 3.0 years. The weighted average grant date fair value of the stock options granted in 2000, 1999 and 1998 was $17.37, $11.13 and $13.84 per option, respectively.

The fair value of the purchase rights under the stock purchase plans was also estimated using the Black-Scholes model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk free interest rates of 5.9%, 4.7% and 4.7%; dividend yields of 0%, expected volatility of 47% for 2000, 43% for 1999 and 40% for 1998; and an expected life of .25 years for each of 2000, 1999 and 1998. The weighted-average fair value of the purchase rights granted in 2000, 1999 and 1998 was $10.18, $7.72 and $9.10, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and purchase rights.

Assuming that the Company had accounted for its employee stock options and purchase rights using the fair value method and amortized the resulting amount to expense over the options' vesting periods, net income would have been reduced by $20 million, $24 million and $18 million for the years ended December 31, 2000, 1999 and 1998, respectively. Basic EPS would have been reduced by 33 cents, 35 cents and 30 cents for the years ended December 31, 2000, 1999 and 1998, respectively, and diluted EPS would have been reduced by 32 cents, 33 cents and 23 cents for the same periods, respectively. The pro forma effect on net income is not representative of the pro forma effects on net income in future years because it did not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income (loss) are as follows (in millions):
	Minimum Pension Liability	Unrealized Gain/(Loss) on Investments	Unrealized Gain/(Loss) on Derivative Instruments	Total

Balance at December 31, 1997	$ (6)	$ 4	$ -	$ (2)
Current year net change in accumulated other compre- hensive income (loss)	(76)	(4)	(6)	(86)
Balance at December 31, 1998	(82)	-	(6)	(88)
Current year net change in accumulated other compre- hensive income (loss)	82	1	4	87
Balance at December 31, 1999	-	1	(2)	(1)
Current year net change in accumulated other compre- hensive income (loss)	-	(1)	15	14
Balance at December 31, 2000	$ -	$ -	$ 13	$ 13

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all domestic employees of the Company are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. For the years ended December 31, 2000, 1999 and 1998, total expense for the defined contribution plan was $17 million, $14 million and $8 million, respectively.

The following table sets forth the defined benefit pension plans' change in projected benefit obligation for 2000 and 1999:
	2000	1999
	(in millions)

Projected benefit obligation at beginning of year	$1,300	$1,230
Service cost	93	66
Interest cost	113	90
Plan amendments	54	54
Actuarial (gains) losses	(16)	(47)
Benefits paid	(56)	(93)
Projected benefit obligation at end of year	$1,488	$1,300

The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for 2000 and 1999:
	2000	1999
	(in millions)

Fair value of plan assets at beginning of year	$1,013	$ 781
Actual return on plan assets	(33)	138
Employer contributions	282	187
Benefits paid	(56)	(93)
Fair value of plan assets at end of year	$1,206	$1,013

Pension cost recognized in the accompanying consolidated balance sheets is computed as follows:
	2000	1999
	(in millions)

Funded status of the plans - net underfunded	$(282)	$(287)
Unrecognized net actuarial loss	270	152
Unrecognized prior service cost	178	143
Net amount recognized	$ 166	$ 8

Prepaid benefit cost	$ 184	$ 12
Accrued benefit liability	(27)	(78)
Intangible asset	9	74
Net amount recognized	$ 166	$ 8

Net periodic defined benefit pension cost for 2000, 1999 and 1998 included the following components:
	2000	1999	1998
	(in millions)

Service cost	$ 93	$ 66	$ 55
Interest cost	113	90	69
Expected return on plan assets	(103)	(84)	(64)
Amortization of prior service cost	18	13	6
Amortization of unrecognized net actuarial loss	3	13	4
Net periodic benefit cost	$124	$ 98	$ 70

The following actuarial assumptions were used to determine the actuarial present value of the Company's projected benefit obligation:
	2000	1999	1998
	(in millions)

Weighted average assumed discount rate	8.00%	8.25%	7.00%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.50%
Weighted average rate of compensation increase	4.98%-5.27%	4.98%-5.27%	5.30%

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were $39 million, $26 million and $0, respectively, as of December 31, 2000, and $1.3 billion, $1.1 billion and $1.0 billion, respectively, as of December 31, 1999.

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

The Company also has a profit sharing program under which an award pool consisting of 15% of the Company's annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all employees (other than employees whose collective bargaining agreement provides otherwise or who otherwise receive profit sharing payments as required by local law) on a pro rata basis according to base salary. The profit sharing expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 was $66 million, $62 million and $86 million, respectively.

NOTE 11 - INCOME TAXES

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax provision for the years ended December 31, 2000, 1999 and 1998 are as follows (in millions):
	Amount			Percentage
	2000	1999	1998	2000	1999	1998

Income tax provision at United States statutory rates	$199	$279	$227	35.0%	35.0%	35.0%
State income tax provision (net of federal benefit)	10	12	10	1.8	1.5	1.5
Meals and entertainment disallowance	10	11	10	1.8	1.3	1.5
Other	3	8	1	0.3	1.1	0.3
Income tax provision, net	$222	$310	$248	38.9%	38.9%	38.3%

The significant component of the provision for income taxes for the year ended December 31, 2000, 1999 and 1998 was a deferred tax provision of $224 million, $293 million and $231 million, respectively. The provision for income taxes for each of the years ended December 31, 2000, 1999 and 1998 also reflects a current tax provision (benefit) in the amount of $(2) million, $17 million and $17 million, respectively, as the Company is in an alternative minimum tax position for federal income tax purposes and pays current state and foreign income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows (in millions):
	2000	1999

Spare parts and supplies, fixed assets and intangibles	$ 812	$ 590
Deferred gain	67	61
Capital and safe harbor lease activity	90	73
Other, net	95	69

Gross deferred tax liabilities	1,064	793

Accrued liabilities	(223)	(254)
Net operating loss carryforwards	(366)	(266)
Investment tax credit carryforwards	(45)	(45)
Minimum tax credit carryforward	(43)	(46)

Gross deferred tax assets	(677)	(611)

Valuation allowance	263	263

Net deferred tax liability	650	445

Less: current deferred tax asset	(137)	(145)

Non-current deferred tax liability	$ 787	$ 590

At December 31, 2000, the Company had estimated tax net operating losses ("NOLs") of $1 billion for federal income tax purposes that will expire through 2021 and federal investment tax credit carryforwards of $45 million that will expire through 2001. Due to an ownership change of the Company on April 27, 1993, the ultimate utilization of the Company's NOLs and investment tax credits may be limited. Reflecting this limitation, the Company had a valuation allowance of $263 million at December 31, 2000 and 1999.

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

NOTE 12 - ACCRUALS FOR AIRCRAFT RETIREMENTS AND EXCESS FACILITIES

During the fourth quarter of 1999, the Company made the decision to accelerate the retirement of six DC-10-30 aircraft and other items in 1999 and the first half of 2000 and to dispose of related excess inventory. In addition, the market value of certain Boeing 747 aircraft no longer operated by the Company had declined. As a result of these items and certain other fleet-related items, the Company recorded a fleet disposition/impairment loss of $81 million in the fourth quarter of 1999. Approximately $52 million of the $81 million charge related to the impairment of owned or capital leased aircraft and related inventory held for disposal with a carrying amount of $77 million. The remaining $29 million of the charge related primarily to costs expected to be incurred related to the return of leased aircraft. As of December 31, 2000, the remaining accrual for the 1999 fleet disposition/impairment loss totaled $8 million.

In August 1998, the Company announced that CMI planned to accelerate the retirement of its four Boeing 747 aircraft by April 1999 and its remaining thirteen Boeing 727 aircraft by December 2000. In addition, Express accelerated the retirement of certain turboprop aircraft to the year 2000, including its fleet of 32 EMB-120 turboprop aircraft, as regional jets are acquired to replace turboprops. In connection with its decision to accelerate the replacement of these aircraft, the Company performed evaluations to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value at the date the decision was made, resulting in a $59 million fleet dispos ition/impairment loss. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The remaining $63 million of the fleet disposition/impairment loss includes cash and non-cash costs related primarily to future commitments on leased aircraft past the dates they will be removed from service and the write-down of related inventory to its estimated fair market value. The combined charge of $122 million was recorded in the third quarter of 1998. As of December 31, 2000, the remaining accrual for the 1998 fleet disposition/impairment loss totaled $17 million.

The remaining balance of accruals for aircraft retirements and excess facilities at December 31, 2000 relates to the 1994 accrual for fleet disposition/impairment loss and underutilized facilities of $29 million.

Significant activity related to these accruals during the years ended December 31, 2000, 1999 and 1998 were limited to cash payments incurred.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2000, Continental had agreed to acquire or lease a total of 86 Boeing jet aircraft through 2005. The Company anticipates taking delivery of 35 Boeing jet aircraft in 2001. Continental also has options for an additional 105 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4 billion.

Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of December 31, 2000, Continental had approximately $890 million in financing arranged for such Boeing deliveries. Continental also has commitments or letters of intent for backstop financing for approximately 23% of the anticipated remaining acquisition cost of future Boeing deliveries. In addition, at December 31, 2000, Continental has firm commitments to purchase 26 spare engines related to the new Boeing aircraft for approximately $158 million, which will be deliverable through March 2005. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of December 31, 2000, Express had firm commitments for 178 Embraer regional jets with options for an additional 100 Embraer regional jets exercisable through 2007. Express anticipates taking delivery of 41 regional jets in 2001. The estimated cost of the Company's firm commitments for Embraer regional jets is approximately $3 billion. Neither Express nor Continental will have any obligation to take any such firm Embraer aircraft that are not financed by a third party and leased to Continental.

Continental expects its cash outlays for 2001 capital expenditures, exclusive of fleet plan requirements, to aggregate approximately $326 million, primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

Continental remains contingently liable until December 1, 2015, on $196 million of long-term lease obligations of US Airways, Inc. ("US Airways") related to the East End Terminal at LaGuardia Airport in New York. If US Airways defaulted on these obligations, Continental could be required to cure the default, at which time it would have the right to occupy the terminal.

Approximately 41% of the Company's employees are covered by collective bargaining agreements. The Company's collective bargaining agreements with its CMI flight attendants (representing approximately 1% of the Company's employees) became amendable in June 2000. The parties reached a tentative agreement, which was not ratified by the flight attendants. Negotiations will resume in early 2001. The Company continues to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the Company's negotiations is unknown at this time.

Legal Proceedings

On July 25, 2000, a Concorde aircraft operated by Societe Air France ("Air France") crashed shortly after takeoff from France's Charles de Gaulle Airport, killing 114 people and destroying the aircraft. The interim investigation conducted by French authorities suggests that one of the aircraft's tires burst and that portions of the resulting debris struck the underside of a wing of the aircraft which caused the rupture of a fuel tank, leading to a fire and the crash. In early September 2000, Continental learned that a small piece of metal found on the runway after the Concorde took off is believed by the French authorities to have caused or contributed to the tire failure and is suspected by investigators to have come from a Continental DC-10 aircraft that had taken off on the same runway a short time before the Concorde.

Several lawsuits involving Continental have been filed to date in connection with the accident, and Continental anticipates that additional suits will be filed against the Company in the future. This pending litigation is in preliminary stages. Continental is cooperating with French and U.S. authorities in the investigation of the accident. Although the outcome of these suits or any future litigation cannot be known at this time, Continental's costs to defend these matters and, the Company believes, any potential liability exposure are covered by insurance. Consequently, the Company does not expect this litigation or any additional suits that may arise from the accident to have a material adverse effect on the Company's financial position or results of operations.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2000, 1999 and 1998, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

In December 2000, the Company sold its remaining investment in America West Holdings, a company in which David Bonderman, a director and stockholder of the Company, holds a significant interest. The Company and America West Airlines, Inc. ("America West"), a subsidiary of America West Holdings entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, Continental paid America West $28 million, $25 million and $20 million in 2000, 1999 and 1998, respectively, and America West paid Continental $33 million, $31 million and $27 million in 2000, 1999 and 1998, respectively.

In November 2000, Continental entered into a number of agreements with Northwest and some of its affiliates under which it would repurchase most of its Class A common stock owned by Northwest. See Note 16. In November 1998, the Company and Northwest Airlines, Inc. ("Northwest Airlines"), began implementing a long-term global alliance involving extensive code-sharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, Continental paid Northwest $10 million in 2000 and $7 million in 1999, respectively, and Northwest paid Continental $14 million in 2000 and $9 million in 1999, respectively.

Also in November 2000, Continental entered into an agreement to pay 1992 Air, Inc. $10 million in cash for its sale to Continental of its right of first offer to purchase the shares of Class A common stock that the Company purchased from Northwest. 1992 Air, Inc. is an affiliate of David Bonderman, one of Continental's directors. See Note 16.

During December 1999, Continental entered into an equipment sales agreement with Copa for $8 million. The resulting note receivable is payable in quarterly installments through October 2002. The services provided are considered normal to the daily operations of both airlines. Copa paid Continental $8 million in 2000 and $4 million in 1999, and Continental paid Copa approximately $1 million in each of 2000 and 1999.

In connection with Continental's investment in Gulfstream, Continental purchased from Gulfstream, a ten-year $10 million convertible note, payable in quarterly installments of principal and interest totaling $0.4 million. Continental also purchased a short-term $3 million secured note, with interest paid quarterly. During 2000 and 1999, Continental paid Gulfstream $1 million and $1 million, respectively, and Gulfstream paid Continental $16 million and $13 million, respectively, for services considered normal to the daily operations of both airlines.

Also during December 1999, under a sale and leaseback agreement with Gulfstream, Express sold 25 Beech 1900-D aircraft to Gulfstream in exchange for Gulfstream's assumption of $81 million in debt. Express is leasing these aircraft from Gulfstream for periods ranging from eight to 23 months.

NOTE 15 - SEGMENT REPORTING

Information concerning operating revenues by principal geographic areas is as follows (in millions):
	2000	1999	1998

Domestic (U.S.)	$6,835	$6,066	$5,596
Atlantic	1,370	1,102	995
Latin America	1,022	860	769
Pacific	672	611	567

	$9,899	$8,639	$7,927

The Company attributes revenue among the geographical areas based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment, which is mobile across geographic markets and, therefore, has not been allocated. Continental has one reportable operating segment (air transportation).

NOTE 16 - SUBSEQUENT EVENTS

On November 15, 2000, Continental entered into a number of agreements with Northwest and some of its affiliates under which it would, among other things, repurchase approximately 6.7 million shares of Class A common stock owned by Northwest, reclassify all issued shares of Class A common stock into Class B common stock, make other adjustments to its corporate and alliance relationship with Northwest Airlines, and issue to Northwest Airlines one share of preferred stock, designated as Series B preferred stock ("Series B preferred stock") with blocking rights relating to certain change of control transactions involving Continental and certain matters relating to Continental's rights plan. The transactions closed on January 22, 2001. The consideration paid to repurchase the Class A common stock owned by Northwest and to reclassify the issued Class A common stock to Class B common stock will be accounted for as an equity transaction. Under the agreements relating to the recapitalization, Continental and Northwest agreed to seek dismissal of the antitrust litigation brought by the U.S. Department of Justice against Northwest and Continental, which dismissal was granted on January 22, 2001.

Repurchase of Shares of Class A Common Stock. On January 22, 2001, Continental repurchased from Northwest and an affiliate 6,685,279 shares of Continental Class A common stock for an aggregate purchase price of $450 million in cash (or approximately $67 per share).

The shares repurchased represented approximately 77% of the total number of shares of Class A common stock owned by Northwest, excluding shares subject to a limited proxy held by Northwest. This limited proxy terminated upon the closing of the recapitalization. After giving effect to the repurchase and the reclassification of the issued shares of Class A common stock into Class B common stock, Northwest's general voting power with respect to Continental, including Northwest's right to vote certain shares under a limited proxy, was reduced from approximately 59.6% to approximately 7.2%. This percentage does not include the share of Series B preferred stock issued to Northwest Airlines in the recapitalization, which does not have general voting rights but instead has a special class vote on certain change of control transactions as described below.

Reclassification of Shares of Class A Common Stock. At the effective time of the recapitalization, the remaining 1,975,945 shares of Class A common stock owned by Northwest that Continental did not purchase, as well as all other issued shares of Class A common stock, were reclassified into Class B common stock at an exchange rate of 1.32 shares of Class B common stock per share of Class A common stock.

Issuance of Series B Preferred Stock. In connection with the transactions described above, including the amendment of the master alliance agreement, Continental issued to Northwest Airlines one share of Series B preferred stock for consideration of $100 in cash. The Series B preferred stock gives Northwest Airlines the right to vote, as a separate class, during the term of the master alliance agreement or, if earlier, until the Series B preferred stock becomes redeemable, on:

    any amendment to article seven of Continental's certificate of incorporation which relates, in general, to the requirement to obtain the approval of the holder of the Series B preferred stock to amend Continental's rights agreement;

    certain business combinations and similar change of control transactions involving Continental and a third party major air carrier with respect to which the stockholders of Continental are entitled to vote;

    any dividend or distribution of all or substantially all of Continental's airline assets; and

    certain reorganizations and restructuring transactions involving Continental.

Except for the right to vote on any amendment to Continental's certificate of incorporation that would adversely affect the Series B preferred stock, and on any other matter as may be required by law, the Series B preferred stock does not have any other voting rights.

Purchase of Right of First Offer. In connection with the recapitalization, Continental paid 1992 Air, Inc. $10 million in cash for its sale to Continental of its right of first offer to purchase the shares of Class A common stock that the Company purchased from Northwest (which right terminated immediately after the recapitalization). 1992 Air, Inc. is an affiliate of David Bonderman, one of Continental's directors.

Standstill Agreement. In connection with the recapitalization, Northwest and certain of its affiliates have entered into a standstill agreement with the Company that contains standstill and conduct restrictions that are substantially similar to those previously contained in the corporate governance agreement that had been in place between the parties. Under the agreement, Northwest agreed to vote neutrally all of Continental's common stock owned by it after the recapitalization, except that Northwest will be free to vote its shares in its discretion with respect to a change of control of the Company, as defined in the Series B preferred stock certificate of designations, and will vote neutrally or as recommended by Continental's board of directors with respect to the election of directors. The standstill agreement provides that Northwest will be released from its obligations if Continental publicly announces that it is seeking, or has entered into an agreement with, a third party to acquire a majority of Continental's voting securities or all or substantially all of Continental's airline assets.

Amendment of the Rights Agreement. Continental has also amended its rights agreement to take into account, among other things, the effects of the recapitalization and to eliminate Northwest's status as an exempt person that would not trigger the provisions of the rights agreement.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2000 and 1999 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2000
Operating revenue	$2,277	$2,571	$2,622	$2,429
Operating income	54	279	254	97
Nonoperating income (expense), net	(31)	(29)	(30)	(23)
Net income	14	149	135	44

Earnings per common share:
Income before extraordinary charge	$0.21	$2.52	$2.29	$0.74
Extraordinary charge, net of tax	-	(0.08)	(0.03)	-
Net income (a)	$0.21	$2.44	$2.26	$0.74 $2.26

Earnings per common share:
Income before extraordinary charge	$0.21	$2.46	$2.24	$0.70
Extraordinary charge, net of tax	-	(0.07)	(0.03)	-
Net income (a)	$0.21	$2.39	$2.21	$0.70 $2.26

	Three Months Ended
	March 31	June 30	September 30	December 31

1999
Operating revenue	$2,042	$2,181	$2,264	$2,152
Operating income (loss)	153 153	247	202	(2)
Income before cumulative effect of accounting changes	85	132	104	167
Cumulative effect of accounting changes:
Start-up costs	(6)	-	-	-
Sale of frequent flyer miles	(27)	-	-	-
Net income	52	132	104	167

Earnings per common share:
Income before cumulative effect of accounting changes (a)	$ 1.25	$ 1.85	$ 1.47	$ 2.46
Cumulative effect of accounting changes, net of tax	(0.48)	-	-	-
Net income (a)	$ 0.77	$ 1.85	$ 1.47	$ 2.46

Earnings per common share:
Income before cumulative effect of accounting changes (a)	$ 1.13	$ 1.73	$ 1.44	$ 2.42
Cumulative effect of accounting changes, net of tax	(0.42)	-	-	-
Net income (a)	$ 0.71	$ 1.73	$ 1.44	$ 2.42

  The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

During the fourth quarter of 2000, Continental recorded a $6 million gain ($9 million pre-tax) on the sale of a right of first refusal and the Company's remaining investment in America West Holdings.

During the third quarter of 2000, Continental repurchased the remainder of its 9-1/2% senior unsecured notes, in addition to the early extinguishment of other debt, resulting in a $2 million extraordinary charge (net of income tax benefit) for early debt repayment.

During the second quarter of 2000, Continental repurchased $188 million of its 9-1/2% senior unsecured notes, in addition to the early extinguishment of other debt, resulting in a $4 million extraordinary charge (net of income tax benefit) for early debt repayment.

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

During the fourth quarter of 1999, Continental recorded a $182 million gain ($297 million pre-tax) on the sale of its interest in AMADEUS and a $6 million net gain ($9 million pre-tax on other asset sales, including a portion of its interest in Equant.

Also, during the fourth quarter of 1999, Continental recorded a fleet disposition/impairment loss of $50 million ($81 million pre-tax).

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

       MANAGEMENT.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2001.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

       FORM 8-K.

  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Auditors

  Consolidated Statements of Operations for each of the Three Years in the Period Ended

  December 31, 2000

  Consolidated Balance Sheets as of December 31, 2000 and 1999

  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended

  December 31, 2000

  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2000

  Notes to Consolidated Financial Statements

  Financial Statement Schedules:

  Report of Independent Auditors

  Schedule II - Valuation and Qualifying Accounts

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  Reports on Form 8-K:

  Report dated November 6, 2000, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a Press Release announcing a private placement of $250 million of convertible preferred securities .

  Report dated November 6, 2000, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a Press Release announcing an agreement in principle regarding the sale to Continental of its common stock held by Northwest Airlines Corporation.

  Report dated November 14, 2000, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included Exhibits related to certain presentation data and risk factors.

  Report dated November 15, 2000, reporting Item 5. "Other Events". No financial statements were filed with this report, which related to the execution of definitive agreements regarding the sale to Continental of its common stock held by Northwest Airlines Corporation.

  Report dated November 28, 2000, reporting Item 9. "Regulation FD Disclosure." No financial statements were filed with this report, which included Exhibits related to certain projected data.

  Report dated November 28, 2000, reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the Continental 2000-2 offering of pass through certificates.

  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 16, 2001 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in Item 14(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas

January 16, 2001

CONTINENTAL AIRLINES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 1999, and 1998

(In millions)

	Allowance for Doubtful Receivables	Allowance for Obsolescence

Balance, December 31, 1997	$ 23	$ 51

Additions charged to expense	18	17
Deductions from reserve	(18)	(16)
Other	(1)	(6)

Balance, December 31, 1998	22	46

Additions charged to expense	12	19
Deductions from reserve	(12)	(5)
Other	(2)	(1)

Balance, December 31, 1999	20	59

Additions charged to expense	10	22
Deductions from reserve	(12)	(13)
Other	2	(1)

Balance, December 31, 2000	$ 20	$ 67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

By /s/ LAWRENCE W. KELLNER

Lawrence W. Kellner

Executive Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: February 6, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 6, 2001.

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

/s/ GREGORY D. BRENNEMAN  Director

Gregory D. Brenneman

KIRBYJON CALDWELL*             Director

Kirbyjon Caldwell

PATRICK FOLEY*                         Director

Patrick Foley

DOUGLAS McCORKINDALE*    Director

Douglas McCorkindale

GEORGE G. C. PARKER*            Director

George G. C. Parker

RICHARD W. POGUE*                 Director

Richard W. Pogue

WILLIAM S. PRICE III*                Director

William S. Price III

DONALD L. STURM*                   Director

Donald L. Sturm

KAREN HASTIE WILLIAMS*      Director

Karen Hastie Williams

CHARLES A. YAMARONE*        Director

Charles A. Yamarone

*By /s/ LAWRENCE W. KELLNER

Lawrence W. Kellner

Attorney in-fact

February 6, 2001

INDEX TO EXHIBITS OF

CONTINENTAL AIRLINES, INC.

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

    Confirmation Order, dated April 16, 1993 -- incorporated by reference to Exhibit 2.5 to the 4/93 8-K.

    Amended and Restated Certificate of Incorporation of Continental. (3)

3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

3.1(b) Certificate of Designation of Series B Preferred Stock. (3)

3.1(c) Form of Series B Preferred Stock Certificate. (3)

3.2 Bylaws of Continental, as amended to date. (3)

    Specimen Class B Common Stock Certificate of the Company -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").

    Amended and Restated Rights Agreement, dated as of November 15, 2000, between Continental and ChaseMellon Shareholder Services, LLC -- incorporated by reference to Exhibit 99.11 to Continental's Current Report on Form 8-K dated November 15, 2000 (the "11/00 8-K").

    Form of Right Certificate, included as Exhibit B to Exhibit 4.2 -- incorporated by reference to Exhibit 99.11 to the 11/00 8-K.

  Amended and Restated Registration Rights Agreement dated April 19, 1996 among the Company, Air Partners, L.P. and Air Canada -- incorporated by reference to Exhibit 10.2 to Continental's Form S-3 Registration Statement (No. 333-02701).

4.4(a) Amendment dated November 20, 1998 to the Amended and Restated Registration Rights Agreement, among the Company, Air Partners and Northwest -- incorporated by reference to Exhibit 99.5 to Continental's Current Report on Form 8-K dated November 20, 1998.

4.4(b) Amendment dated November 15, 2000 to the Amended and Restated Registration Rights Agreement, among the Company, Air Partners and Northwest -- incorporated by reference to Exhibit 99.9 to the 11/00 8-K.

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

10.1(a) Supplemental Agreement Nos. 1 through 6 to the Terminal C Lease -- incorporated by reference to Exhibit 10.3 to Continental's Annual Report on Form 10-K (File No. 1-8475) for the year ended December 31, 1987 (the "1987 10-K").

10.1(b) Supplemental Agreement No. 7 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K (File No. 1-8475) for the year ended December 31, 1998.

10.1(c) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.1(d) Supplemental Agreements No. 12 through 15 to the Terminal C Lease -- incorporated by reference to Exhibit 10.2(d) to the 1995 10-K.

10.1(e) Supplemental Agreement No. 16 to the Terminal C Lease -- incorporated by reference to Exhibit 10.1(e) to Continental's Annual Report on Form 10-K for the year ended December 31, 1997 (File no. 0-9781) (the "1997 10-K").

10.1(f) Supplemental Agreement No. 17 to the Terminal C Lease -- incorporated by reference to Exhibit 10.1(f) to Continental's Annual Report on Form 10-K for the year ended December 31, 1999 (File no. 0-9781) (the "1999 10-K").

    Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and Continental -- incorporated by reference to Exhibit 10.2 to the 1987 10-K.

10.3* Employment Agreement between the Company and Gordon M. Bethune, dated as of July 25, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the "2000 Q-3 10-Q").

10.4* Employment Agreement between the Company and Gregory D. Brenneman, dated as of July 25, 2000 -- incorporated by reference to Exhibit 10.2 to the 2000 Q-3 10-Q.

10.5* Employment Agreement dated as of July 25, 2000 between the Company and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.3 to the 2000 Q-3 10-Q.

10.6* Employment Agreement dated as of July 25, 2000 between the Company and C.D. McLean -- incorporated by reference to Exhibit 10.4 to the 2000 Q-3 10-Q.

10.7* Employment Agreement dated as of July 25, 2000 between the Company and Jeffery A. Smisek -- incorporated by reference to Exhibit 10.5 to the 2000 Q-3 10-Q.

10.8* Executive Bonus Program -- incorporated by reference to Appendix B to the Company's proxy statement relating its annual meeting of stockholders held on June 26, 1996.

10.8(a)* Amendment of Executive Bonus Program effective January 1, 1999 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File no. 0-9781) (the "1999 Q-1 10-Q").

10.8(b)* Amendment of Executive Bonus Program dated February 8, 2000 -- incorporated by reference to Exhibit 10.14(b) to the 1999 10-K.

10.9* Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Equity Plan") -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.9(a)* Form of Employee Stock Option Grant pursuant to the 1994 Equity Plan -- incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.9(b)* Form of Outside Director Stock Option Grant pursuant to the 1994 Equity Plan -- incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.10* Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.10(a)* Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(b) to the 1997 10-K.

10.10(b)* Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.11* Amendment and Restatement of the 1994 Equity Plan and the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.12* Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297) (the "1998 S-8").

10.12(a)* Form of Employee Stock Option Grant pursuant to the 1998 Incentive Plan -- incorporated by reference to Exhibit 4.4 to the 1998 S-8.

10.13* Amended and Restated Continental Airlines, Inc. Deferred Compensation Plan -- incorporated by reference to Exhibit 10.19 to the 1999 10-K.

10.14* Continental Airlines, Inc. Incentive Plan 2000 ("Incentive Plan 2000") -- incorporated by reference to Exhibit 10.20 to the 1999 10-K.

10.14(a)* Form of employee stock Option Agreement and Award Notice pursuant to the Incentive Plan 2000. (3)

10.14(b)* Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000. (3)

10.14(c)* Form of Restricted Stock Agreement and Award Notice pursuant to the Incentive Plan 2000. (3)

10.15* Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended -- incorporated by reference to Exhibit 10.21 to the 1999 10-K.

10.15(a)* Form of Executive Bonus Performance Award Notice. (3)

10.16* Continental Airlines, Inc. Long Term Incentive Performance Award Program -- incorporated by reference to Exhibit 10.22 to the 1999 10-K.

10.16(a)* Form of Long Term Incentive Performance Award Notice. (3)

10.17* Continental Airlines, Inc. Officer Retention and Incentive Award Program. (3)

10.17(a)* Form of Officer Retention and Incentive Award Notice. (3)

10.18* Form of Letter Agreement relating to certain flight benefits between the Company and each of its nonemployee directors. (3)

10.19 Purchase Agreement No. 1783, including exhibits and side letters, between the Company and Boeing, effective April 27, 1993, relating to the purchase of Boeing 757 aircraft ("P.A. 1783") -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File no. 0-9781). (1)

10.19(a) Supplemental Agreement No. 4 to P.A. 1783, dated March 31, 1995 -- incorporated by reference to Exhibit 10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 0-9781) (the "1994 10-K"). (1)

10.19(b) Supplemental Agreement No. 6 to P.A. 1783, dated June 13, 1996 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly 10-Q for the quarter ending June 30, 1996 (File no. 0-9781) (the "1996 Q-2 10-Q"). (1)

10.19(c) Supplemental Agreement No. 7 to P.A. 1783, dated July 23, 1996 -- incorporated by reference to Exhibit 10.6(a) to the 1996 Q-2 10-Q. (1)

10.19(d) Supplemental Agreement No. 8 to P.A. 1783, dated October 27, 1996 -- incorporated by reference to Exhibit 10.11(d) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 0-9781) (the "1996 10-K"). (1)

10.19(e) Letter Agreement No. 6-1162-GOC-044 to P.A. 1783, dated March 21, 1997 -- incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 0-9781) (the "1997 Q-1 10-Q"). (1)

10.19(f) Supplemental Agreement No. 9 to P.A. 1783, dated August 13, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File no. 0-9781). (1)

10.19(g) Supplemental Agreement No. 10, including side letters, to P.A. 1783, dated October 10, 1997 -- incorporated by reference to Exhibit 10.13(g) to the 1997 10-K. (1)

10.19(h) Supplemental Agreement No. 11, including exhibits and side letters, to P.A. 1783, dated July 30, 1998 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 0-9781) (the "1998 Q-3 10-Q"). (1)

10.19(i) Supplemental Agreement No. 12, including side letter, to P.A. 1783, dated September 29, 1998 -- incorporated by reference to Exhibit 10.23(i) to the 1998 10-K. (1)

10.19(j) Supplemental Agreement No. 13 to P.A. 1783, dated November 16, 1998 -- incorporated by reference to Exhibit 10.23(j) to the 1998 10-K. (1)

10.19(k) Supplemental Agreement No. 14, including side letter, to P.A. 1783, dated December 17, 1998 -- incorporated by reference to Exhibit 10.23(k) to the 1998 10-K. (1)

10.19(l) Supplemental Agreement No. 15, including side letter, to P.A. 1783, dated February 18, 1999 -- incorporated by reference to Exhibit 10.3 to the 1999 Q-1 10-Q. (1)

10.19(m) Supplemental Agreement No. 16, including side letter, to P.A. 1783, dated July 2, 1999 -- incorporated by reference to Exhibit 10.7 to the 1999 Q-3 10-Q. (1)

10.20 Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") -- incorporated by reference to Exhibit 10.8 to the 1996 Q-2 10-Q. (1)

10.20(a) Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 -- incorporated by reference to Exhibit 10.14(a) to the 1996 10-K. (1)

10.20(b) Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 -- incorporated by reference to Exhibit 10.3 to the 1997 Q1 10-Q. (1)

10.20(c) Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 -- incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.20(d) Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.20(e) Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.1 to the 1998 Q-2 10-Q. (1)

10.20(f) Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 -- incorporated by reference to Exhibit 10.1 to the 1998 Q-3 10-Q. (1)

10.20(g) Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 -- incorporated by reference to Exhibit 10.24(g) to the 1998 10-K. (1)

10.20(h) Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 -- incorporated by reference to Exhibit 10.24(h) to the 1998 10-K. (1)

10.20(i) Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 0-9781). (1)

10.20(j) Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 -- incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.20(k) Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 -- incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.20(l) Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated May 14, 1999 -- incorporated by reference to Exhibit 10.7 to the 1999 Q-2 10-Q. (1)

10.20(m) Supplemental Agreement No. 12, including side letters, to P.A. 1951, dated July 2, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (1)

10.20(n) Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999. (1)

10.20(o) Supplemental Agreement No. 14 to P.A. 1951, dated December 13, 1999. (1)

10.20(p) Supplemental Agreement No. 15, including side letters, to P.A. 1951, dated January 13, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 0-9781) (the "2000 Q-1 10-Q"). (1)

10.20(q) Supplemental Agreement No. 16, including side letters, to P.A. 1951, dated March 17, 2000 -- incorporated by reference to the 2000 Q-1 10-Q. (1)

10.20(r) Supplemental Agreement No. 17, including side letters, to P.A. 1951, dated May 16, 2000 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 0-9781). (1)

10.20(s) Supplemental Agreement No. 18, including side letters, to P.A. 1951, dated September 11, 2000 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 0-9781). (1)

10.20(t) Supplement Agreement No. 19, including side letters, to P.A. 1951, dated October 31, 2000. (2)(3)

10.20(u) Supplement Agreement No. 20, including side letters, to P.A. 1951, dated December 21, 2000. (2)(3)

10.21 Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.21(a) Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company -- incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.22 Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") -- incorporated by reference to Exhibit 10.16 to the 1997 10-K. (1)

10.22(a) Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 -- incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

10.22(b) Supplemental Agreement No. 2 to P.A. 2060 dated June 8, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-2 10-Q. (1)

10.22(c) Supplemental Agreement No. 3 to P.A. 2060 dated October 31, 2000. (2)(3)

10.22(d) Supplemental Agreement No. 4 to P.A. 2060 dated December 1, 2000. (2)(3)

10.23 Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") -- incorporated by reference to Exhibit 10.17 to the 1997 10-K. (1)

10.23(a) Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 -- incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.23(b) Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 -- incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.23(c) Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 -- incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.23(d) Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 -- incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.23(e) Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 -- incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.23(f) Supplemental Agreement No. 6, including side letter, to P.A. 2061, dated May 14, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.23(g) Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000. (2)(3)

10.24 Purchase Agreement No. 2211, including exhibits and side letters thereto, between the Company and Boeing, dated November 16, 1998, relating to the purchase of Boeing 767 aircraft ("P.A. 2211") -- incorporated by reference to Exhibit 10.28 to the 1998 10-K. (1)

10.24(a) Supplemental Agreement No. 1, including side letters to P.A. 2211, dated July 2, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.24(b) Supplemental Agreement No. 2, including side letters to P.A. 2211, dated October 31, 2000. (2)(3)

    Purchase Agreement No. 2333, including exhibits and side letters thereto, between the Company and Boeing, dated December 29, 2000, relating to the purchase of Boeing 757 aircraft ("P.A. 2333"). (3)

    Airport Use and Lease Agreement dated as of January 1, 1998 between the Company and the City of Houston, Texas regarding Bush Intercontinental -- incorporated by reference to Exhibit 10.30 to the 1998 10-K.

    10.26(a) Special Facilities Lease Agreement dated as of March 1, 1997 by and between the Company and the City of Houston, Texas regarding an automated people mover project at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(a) to the 1998 10-K.

    10.26(b) Amended and Restated Special Facilities Lease Agreement dated as of December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain terminal improvements projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(b) to the 1998 10-K.

    10.26(c) Amended and Restated Special Facilities Lease Agreement dated December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain airport improvement projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(c) to the 1998 10-K.

    Agreement and Lease dated as of May 1987, as supplemented, between the City of Cleveland, Ohio and Continental regarding Hopkins International -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File no. 0-9781).

    10.27(a) Special Facilities Lease Agreement dated as of October 24, 1997 by and between the Company and the City of Cleveland, Ohio regarding certain concourse expansion projects at Hopkins International (the "1997 SFLA") -- incorporated by reference to Exhibit 10.31(a) to the 1998 10-K.

    10.27(b) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1997 SFLA -- incorporated by reference to Exhibit 10.1 to the 1999 Q-1 10-Q.

    Special Facilities Lease Agreement dated as of December 1, 1989 by and between the Company and the City of Cleveland, Ohio regarding Cleveland Hopkins International Airport (the "1989 SFLA") -- incorporated by reference to Exhibit 10.1 to the 1999 Q-3 10-Q.

    10.28(a) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(a) to the 1999 Q-3 10-Q.

    10.28(b) Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(b) to the 1999 Q-3 10-Q.

    Letter Agreement No. 11 between the Company and General Electric Company, dated December 22, 1997, relating to certain long-term engine purchase commitments of the Company -- incorporated by reference to Exhibit 10.23 to the 1997 10-K. (1)

    Omnibus Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, Northwest Airlines, Inc. and Air Partners, L.P. -- incorporated by reference to Exhibit 99.2 to the 11/00 8-K.

    Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. -- incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

    Reoffer Purchase Agreement dated as of November 15, 2000 among the Company, 1992 Air, Inc., Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, and Air Partners, L.P. -- incorporated by reference to Exhibit 99.10 to the 11/00 8-K.

  Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. ("Embraer") and Express dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") -- incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer's Form F-1 Registration Statement (No. 333-12220) (the "Embraer F-1"). (1)

10.33(a) Amendment No. 1 to P.A. 3/96 dated September 26, 1996 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(b) Amendment No. 2 to P.A. 3/96 dated May 22, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(c) Amendment No. 3 to P.A. 3/96 dated August 20, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(d) Amendment No. 4 to P.A. 3/96 dated October 1, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(e) Amendment No. 5 to P.A. 3/96 dated November 12, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(f) Amendment No. 6 to P.A. 3/96 dated August 19, 1998 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(g) Amendment No. 7 to P.A. 3/96 dated February 19, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(h) Amendment No. 8 to P.A. 3/96 dated March 31, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(i) Amendment No. 9 to P.A. 3/96 dated October 29, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(j) Amendment No. 10 to P.A. 3/96 dated October 20, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(k) Amendment No. 11 to P.A. 3/96 dated December 15, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(l) Amendment No. 12 to P.A. 3/96 dated February 18, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(m) Amendment No. 13 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(n) Amendment No. 14 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(o) Amendment No. 15 to P.A. 3/96 dated July 25, 2000. (2)(3)

10.33(p) Amendment No. 16 to P.A. 3/96 dated July 24, 2000. (2)(3)

10.33(q) Amendment No. 17 to P.A. 3/96 dated November 7, 2000. (2)(3)

10.33(r) Amendment No. 18 to P.A. 3/96 dated November 17, 2000. (2)(3)

10.34 Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and Express ("L.A. 4/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.34(a) Amendment No. 1 to L.A. 4/96 dated August 31, 1996. (3)

10.34(b) Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated August 31, 1996 between Embraer and Express. (2)(3)

10.35 Letter of Agreement No. PCJ-004A/96 dated August 31, 1996 among the Company, Express and Embraer ("L.A. 4A/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1.

    Letter Agreement DCT 059/2000 dated October 27, 2000 between Express and Embraer. (2)(3)

    Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and Express ("P.A. 54/98") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(a) Amendment No. 1 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(b) Amendment No. 2 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(c) Amendment No. 3 to P.A. 54/98 dated October 21, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(d) Amendment No. 4 to P.A. 54/98 dated January 31, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(e) Amendment No. 5 to P.A. 54/98 dated February 15, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(f) Amendment No. 6 to P.A. 54/98 dated April 17, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(g) Amendment No. 7 to P.A. 54/98 dated July 24, 2000. (2)(3)

10.37(h) Amendment No. 8 to P.A. 54/98 dated November 7, 2000. (2)(3)

10.37(i) Amendment No. 9 to P.A. 54/98 dated September 20, 2000. (2)(3)

10.37(j) Amendment No. 10 to P.A. 54/98 dated November 17, 2000. (2)(3)

10.38 Letter of Agreement DCT-055/98 dated December 23, 1998 between Express and Embraer ("L.A. 55/98"). (2)(3)

10.38(a) Amendment No. 1 to L.A. 55/98 dated July 24, 2000. (2)(3)

10.39 EMB-135 Financing Letter of Agreement dated March 23, 2000 among the Company, Express and Embraer ("L.A. 135"). (2)(3)

10.39(a) Amendment No. 1 to L.A. 135. (2)(3)

10.39(b) Amendment No. 2 to L.A. 135. (2)(3)

10.39(c) Amendment No. 3 to L.A. 135 dated October 27, 2000. (2)(3)

10.40 Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and Express. (2)(3)

    List of Subsidiaries of Continental. (3)

    Consent of Ernst & Young LLP. (3)

    Powers of attorney executed by certain directors and officers of Continental. (3)

_______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  The Commission has granted confidential treatment for a portion of this exhibit.

  The Company has applied to the Commission for confidential treatment of a portion of this exhibit.

  Filed herewith.