Form 10-Q
period 2001-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2001-04-16
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

          As of April 6, 2001, 53,627,969 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Three Months Ended March 31,
	2001	2000
	(Unaudited)

Operating Revenue:
Passenger	$2,306	$2,137
Cargo and mail	88	84
Other	57	56
	2,451	2,277

Operating Expenses:
Wages, salaries and related costs	758	672
Aircraft fuel	345	334
Aircraft rentals	214	206
Maintenance, materials and repairs	160	159
Landing fees and other rentals	141	129
Reservations and sales	128	115
Commissions	115	133
Depreciation and amortization	105	95
Passenger servicing	91	85
Other	318	286
	2,375	2,214

Operating Income	76	63

Nonoperating Income (Expense):
Interest expense	(72)	(63)
Interest income	15	21
Interest capitalized	15	12
Other, net	(15)	(10)
	(57)	(40)

Income before Income Taxes	19	23

Income Tax Provision	(8)	(9)

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1 in 2001	(2)	-

Net Income	$ 9	$ 14

Basic Earnings per Share	$ 0.17	$ 0.21

Diluted Earnings per Share	$ 0.16	$ 0.21

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	March 31,	December 31,	March 31,
ASSETS	2001	2000	2000
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$1,007	$1,371	$1,327
Short-term investments	-	24	79
Accounts receivable, net	572	495	607
Spare parts and supplies, net	276	280	244
Deferred income taxes	139	137	145
Prepayments and other	187	152	186
Total current assets	2,181	2,459	2,588

Property and Equipment:
Owned property and equipment:
Flight equipment	4,870	4,597	3,713
Other	961	990	859
	5,831	5,587	4,572
Less: Accumulated depreciation	1,031	1,025	870
	4,800	4,562	3,702

Purchase deposits for flight equipment	470	404	418

Capital leases:
Flight equipment	225	226	284
Other	184	138	88
	409	364	372
Less: Accumulated amortization	175	167	173
	234	197	199
Total property and equipment	5,504	5,163	4,319

Other Assets:
Routes, gates and slots, net	1,068	1,081	1,118
Other assets, net	515	498	354

Total other assets	1,583	1,579	1,472

Total Assets	$9,268	$9,201	$8,379

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2001	2000	2000
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 361	$ 304	$ 406
Accounts payable	912	1,016	810
Air traffic liability	1,357	1,125	1,301
Accrued payroll and pensions	291	297	256
Accrued other liabilities	253	238	270
Total current liabilities	3,174	2,980	3,043

Long-Term Debt and Capital Leases	3,639	3,374	3,038

Deferred Credits and Other Long-Term Liabilities:
Deferred income taxes	835	787	599
Other	208	208	226
Total deferred credits and other long-term liabilities	1,043	995	825

Commitments and Contingencies

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures (1)	243	242	-

Redeemable Common Stock	-	450	-

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	March 31,	December 31,	March 31,
	2001	2000	2000
	(Unaudited)		(Unaudited)

Common Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding as of March 31, 2001, stated at par value	$ -	$ -	$ -
Class A common stock - $.01 par, 50,000,000 shares authorized through January 22, 2001; 10,963,538 and 11,231,349 shares issued and out- standing as of December 31, 2000 and March 31, 2000, respectively	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 79,036,014, 64,073,431 and 63,923,431 shares issued as of March 31, 2001, December 31, 2000, and March 31, 2000, respectively	1	1	1
Additional paid-in capital	831	379	862
Retained earnings	1,465	1,456	1,128
Accumulated other comprehensive income	11	13	3
Treasury stock -25,411,171, 16,586,603 and 13,312,524 Class B shares as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively, at cost	(1,139)	(689)	(521)
Total common stockholders' equity	1,169	1,160	1,473
Total Liabilities and Stockholders' Equity	$9,268	$9,201	$8,379

  The sole assets of the Trust are convertible subordinated debentures with an aggregate principal amount of $250 million, which bear interest at the rate of 6% per annum and mature on November 15, 2030. Upon repayment of the debentures, the Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust will be mandatorily redeemed.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)

Net cash provided by operating activities	$ 168	$ 116

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries	(111)	(101)
Purchase deposits refunded in connection with aircraft delivered	44	53
Capital expenditures	(151)	(108)
Proceeds from sale of short-term investments	24	313
Other	(9)	3
Net cash (used in) provided by investing activities	(203)	160

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	200	110
Payments on long-term debt and capital lease obligations	(84)	(121)
Purchase of Class B common stock	-	(144)
Purchase of redeemable common stock	(450)	-
Other	5	8
Net cash used by financing activities	(329)	(147)

Net (Decrease) Increase in Cash and Cash Equivalents	(364)	129

Cash and Cash Equivalents - Beginning of Period	1,371	1,198

Cash and Cash Equivalents - End of Period	$1,007	$1,327

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 160	$ 78

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

     In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

     Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in millions):
	Three Months Ended March 31,
	2001	2000

Numerator:
Numerator for basic and diluted earnings per share-net income	$ 9	$ 14

Denominator:
Denominator for basic earnings per share - weighted-average shares	54.9	63.4

Effect of dilutive securities:
Employee stock options	1.0	0.8
Potentially Dilutive Shares (Northwest Repurchase)	0.5	-
Dilutive potential common shares	1.5	0.8

Denominator for diluted earnings per share - adjusted weighted-average and assumed conversions	56.4	64.2

NOTE 2 - COMPREHENSIVE INCOME

     The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income. During the first quarter of 2001 and 2000, total comprehensive income amounted to $7 million and $18 million, respectively.

NOTE 3 - AIRCRAFT PURCHASE COMMITMENTS

     As shown in the following table, Continental's aircraft fleet consisted of 375 jets, 106 regional jets and 67 turboprop aircraft at March 31, 2001. Continental's purchase commitments as of March 31, 2001 are also shown below.
Aircraft Type	Total Aircraft	Owned	Leased	Orders	Options

777-200	16	4	12	2	6
767-400ER	5	3	2	19	-
767-200ER	6	6	-	4	10
757-300	-	-	-	15	5
757-200	41	13	28	-	-
737-900	-	-	-	15	15
737-800	58	17	41	35	31
737-700	36	12	24	-	30
737-500	66	15	51	-	-
737-300	65	14	51	-	-
DC10-30	17	4	13	-	-
MD-80	65	17	48	-	-
	375	105	270	90	97

ERJ-145XR	-	-	-	75	100
ERJ-145	81	18	63	68	-
ERJ-135	25	-	25	25	-
	106	18	88	168	100

ATR-42-320	31	9	22	-	-
EMB-120	20	10	10	-	-
Beech 1900-D	16	-	16	-	-
	67	19	48	-	-

Total	548	142	406	258	197

     The Company anticipates taking delivery of 36 Boeing jet aircraft in 2001 (four of which were placed in service during the first quarter of 2001) and the remainder of its firm orders through November 2005. The Company plans to retire 14 jet aircraft in 2001.

     The Company's wholly owned subsidiary, Continental Express, Inc. ("Express") anticipates taking delivery of 41 Embraer regional jet aircraft in 2001 (ten of which were delivered in the first quarter of 2001) and the remainder of its firm orders through the first quarter of 2005. The Company plans to retire 20 turboprop aircraft in 2001.

     In April 2001, the Company priced an offering of $709 million of pass-through certificates at an average rate of 6.7% (including hedge). The proceeds will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft. These aircraft are scheduled for delivery from October 2001 to March 2002.

    As of March 31, 2001, the estimated aggregate cost of the Company's firm commitments for Boeing aircraft is approximately $4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of March 31, 2001, Continental had approximately $679 million in financing arranged for such future Boeing deliveries. At that date, Continental also had commitments or letters of intent for backstop financing for approximately 19% of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at March 31, 2001, Continental had firm commitments to purchase 25 spare engines related to the new Boeing aircraft for approximately $150 million which will be deliverable through March 2005. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to continue to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

     As of March 31, 2001, the estimated aggregate cost of Express's firm commitments for Embraer regional jets was approximately $3 billion. Neither Express nor Continental will have any obligation to take any such firm Embraer aircraft that are not financed by a third party and leased to Continental.

NOTE 4 - OTHER

     On November 15, 2000, Continental entered into a number of agreements with Northwest Airlines Corporation ("Northwest") and some of its affiliates to, among other things, repurchase approximately 6.7 million shares of Class A common stock, par value $.01 per share ("Class A common stock"), owned by Northwest and an affiliate and reclassify all issued shares of Class A common stock into Class B common stock, par value $.01 per share ("Class B common stock"). In addition, the agreements provided for other adjustments to Continental's corporate and alliance relationship with Northwest Airlines, Inc. ("Northwest Airlines"),

  Continental's issuance to Northwest Airlines of one share of preferred stock, designated as Series B preferred stock ("Series B preferred stock") with blocking rights relating to certain change of control transactions involving Continental, and certain modifications to Continental's rights plan.

The transactions closed on January 22, 2001. The consideration paid to repurchase the Class A common stock owned by Northwest and to reclassify the issued Class A common stock to Class B common stock was accounted for as an equity transaction. Under the agreements relating to the recapitalization, Continental and Northwest agreed to seek dismissal of the antitrust litigation brought by the U.S. Department of Justice against Northwest and Continental, which dismissal was granted on January 22, 2001.

     Repurchase of Shares of Class A Common Stock. On January 22, 2001, Continental repurchased from Northwest and an affiliate 6,685,279 shares of Continental Class A common stock for an aggregate purchase price of $450 million in cash (or approximately $67 per share).

     The shares repurchased represented approximately 77% of the total number of shares of Class A common stock owned by Northwest, excluding shares subject to a limited proxy held by Northwest. This limited proxy terminated upon the closing of the recapitalization. After giving effect to the repurchase and the reclassification of the issued shares of Class A common stock into Class B common stock, Northwest's general voting power with respect to Continental was reduced from approximately 59.6% to approximately 7.2%. This percentage does not include the share of Series B preferred stock issued to Northwest Airlines in the recapitalization, which does not have general voting rights but instead has a special class vote on certain change of control transactions as described below. Northwest subsequently disposed of all of its remaining Class B common stock.

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

     Issuance of Series B Preferred Stock. In connection with the transactions described above, including the amendment of the master alliance agreement between the Company and Northwest Airlines, Continental issued to Northwest Airlines one share of Series B preferred stock for consideration of $100 in cash. The Series B preferred stock gives Northwest Airlines the right to vote, as a separate class, during the term of the master alliance agreement or, if earlier, until the Series B preferred stock becomes redeemable, on:

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

     Purchase of Right of First Offer. In connection with the recapitalization, Continental paid 1992 Air, Inc. $10 million in cash for its right of first offer to purchase the shares of Class A common stock that the Company purchased from Northwest (which right terminated immediately after the recapitalization). 1992 Air, Inc. is an affiliate of David Bonderman, one of Continental's directors.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

     The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 2000 10-K which identify important matters such as the Company's high leverage and significant financing needs, its historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, general economic conditions, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements.

     Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors, including those listed above, that are not necessarily seasonal. The airline industry is currently experiencing a decline in traffic, particularly business traffic (which has a higher yield than leisure traffic), due to general economic conditions. Management anticipates that softening economic conditions, domestically and globally, will continue to put pressure on the industry and the Company while those conditions continue. However, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn due to its flexible fleet plan, a strong cash balance and a well developed alliance network.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three months ended March 31, 2001 as compared to the corresponding period in 2000.

     The Company recorded consolidated net income of $9 million for the first quarter of 2001 as compared to consolidated net income of $14 million for the three months ended March 31, 2000.

     Passenger revenue increased 7.9%, $169 million, during the quarter ended March 31, 2001 as compared to the same period in 2000, which was principally due to an improvement in yield.

     Wages, salaries and related costs increased 12.8%, $86 million, during the quarter ended March 31, 2001 as compared to the same period in 2000, primarily due to a 6.6% increase in average full-time equivalent employees to support increased flying, higher wage rates and increased employee incentives.

     Aircraft fuel expense increased 3.3%, $11 million, in the three months ended March 31, 2001 as compared to the same period in the prior year. The average jet fuel price per gallon increased 3.2% from 82.89 cents in the first quarter of 2000 to 85.58 cents in the first quarter of 2001. Jet fuel consumption decreased 2.1%, even with increased flight operations, principally reflecting the fuel efficiency of the Company's younger fleet.

     Aircraft rentals increased 3.9%, $8 million, due to the delivery of new aircraft.

     Landing fees and other rentals increased 9.3%, $12 million, primarily due to higher facilities rent and landing fees resulting from rate increases and increased operations.

     Reservations and sales increased 11.3%, $13 million, in the first quarter of 2001 compared to the first quarter of 2000 primarily due to higher credit card fees resulting from increased sales and increased booking fees.

     Commissions expense decreased 13.5%, $18 million, during 2001 as compared to 2000 due to a lower volume of commissionable sales and lower rates resulting from international commission caps.

     Depreciation and amortization expense increased 10.5%, $10 million, in the first quarter of 2001 compared to the first quarter of 2000 due principally to an increase in ground equipment.

     Other operating expense increased 11.2%, $32 million, in the three months ended March 31, 2001 as compared to the same period in the prior year, primarily as a result of increases in outsourced services and other miscellaneous expense.

     Interest expense increased 14.3%, $9 million, due to an increase in long-term debt primarily resulting from the purchase of new aircraft.

     Interest income decreased 28.6%, $6 million, due to lower average balances of cash, cash equivalents and short-term investments and lower interest rates.

     The Company's other nonoperating income (expense) in the three months ended March 31, 2001 included the Company's equity in the net losses of certain investments of $6 million and net losses of $6 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

     Other nonoperating income (expense) in the quarter ended March 31, 2000 included net losses of $9 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

Certain Statistical Information

     An analysis of statistical information for Continental's jet operations, excluding regional jets, for the periods indicated is as follows:
	Three Months Ended	Net
	March 31,	Increase/
	2001	2000	(Decrease)

Revenue passengers (thousands)	11,220	11,201	0.2%
Revenue passenger miles (millions) (1)	15,114	15,005	0.7%
Available seat miles (millions) (2)	21,459	20,951	2.4%
Cargo ton miles (millions)	253	265	(4.5)%
Passenger load factor (3)	70.4%	71.6%	(1.2) pts.
Breakeven passenger load factor (4)	65.0%	68.2%	(3.2) pts.
Passenger revenue per available seat mile (cents)	9.76	9.33	4.6%
Total revenue per available seat mile (cents)	10.60	10.13	4.6%
Operating cost per available seat mile (cents)	9.91	9.68	2.4%
Average yield per revenue passenger mile (cents) (5)	13.86	13.03	6.4%
Average price per gallon of fuel, excluding fuel taxes (cents)	85.58	82.89	3.2%
Average price per gallon of fuel, including fuel taxes (cents)	90.32	87.15	3.6%
Fuel gallons consumed	369	377	(2.1)%
Average fare per revenue passenger	$186.64	$174.52	6.9%
Average daily utilization of each aircraft (hours) (6)	10:45	10:34	1 .7%
Actual aircraft in fleet at end of period	375	364	3.0%
Average length of aircraft flight (miles)	1,164	1,131	2.9%

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

LIQUIDITY AND CAPITAL COMMITMENTS

     As of March 31, 2001 and December 31, 2000, the Company had $1.0 billion and $1.4 billion in cash, cash equivalents and short-term investments, respectively. Net cash provided by operating activities increased $52 million during the three months ended March 31, 2001 compared to the same period in the prior year primarily due to an increase in operating income and changes in working capital. Net cash used in investing activities increased $363 million for the three months ended March 31, 2001 compared to the same period in the prior year, primarily as a result of proceeds from the sale of short-term investments received in the first quarter of 2000. Net cash used by financing activities for the three months ended March 31, 2001 compared to the same period in the prior year increased $182 million primarily due to the purchase of redeemable common stock and an increase in proceeds from the issuance of long-term debt.

     In January 2001, the Company obtained a 3-year $200 million pre-delivery credit facility to be used to finance manufacturer progress payments on new Boeing aircraft.

     In April 2001, the Company expects to complete an offering of $709 million of pass-through certificates at an average rate of 6.7% (including hedge). The proceeds will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new aircraft. These aircraft are scheduled for delivery from October 2001 to March 2002.

     Deferred Tax Assets. As of December 31, 2000, the Company had deferred tax assets aggregating $677 million, including $366 million related to net operating losses ("NOLs"), and a valuation allowance of $263 million.

     Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change occurred, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt interest rate (which was 5.24% for March 2001). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $117 million per year other than through the recognition of future built-in gain transactions.

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

     Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 3.

     Continental expects its cash outlays for 2001 capital expenditures, exclusive of fleet plan requirements, to aggregate approximately $300 million (net of financings), primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the three months ended March 31, 2001 aggregated $55 million (net of financings), exclusive of fleet plan expenditures.

     The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

     Other. In July 2000, the Company completed a three-year program bringing all employees to industry standard wages and announced and began to implement a phased plan to bring employee benefits to industry standard levels by 2003. The plan provides for increases in vacation, paid holidays, increased 401(k) Company matching contributions and additional past service retirement credit for most senior employees.

     In March 2000, Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of Continental, and the International Association of Machinists and Aerospace Workers ("IAM") began collective bargaining negotiations to amend the CMI flight attendants' contract (which became amendable in June 2000). The parties reached a tentative agreement, which was not ratified by the flight attendants. Negotiations resumed in 2001. The Company continues to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

     Continental's pilots voted to merge their independent union, the Independent Association of Continental Pilots, into the Air Line Pilots Association ("ALPA"). The merger, which is subject to approval of the executive committee of ALPA, would be effective June 1, 2001.

     Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company continues compensating its employees comparable to industry average and begins providing industry-average benefits, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (vi) changes in the Company's fleet and related capacity and (vii) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using electronic ticketing and the internet for bookings, and reduced interest expense.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Continental's 2000 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     United Stated of America v. Northwest Airlines Corp. & Continental Airlines, Inc., in the United States District Court for the Eastern District of Michigan, Southern Division. As described above in Note 4 and as more fully detailed in the 2000 10-K, the U.S. District Court entered an order dismissing this litigation on January 22, 2001.

Item 2. Changes in Securities and Use of Proceeds.

As previously disclosed in connection with the Company's special meeting of stockholders on January 22, 2001, the Company's certificate of incorporation was amended and restated on January 22, 2001 to:

  Reclassify each issued share of Class A common stock as 1.32 shares of Class B common stock having one vote per share; and

  Reduce the Company's authorized capital stock to 210 million shares, par value $.01 per share, of which 10 million is Preferred Stock ("Preferred Stock") and 200 million is Class B common stock.

     The Board of Directors retained the authority to designate series of Preferred Stock and to fix the designations, powers, preferences and relative, participating, optional or other special rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

     In addition to the Series A Junior Participating Preferred Stock designated by the Board in 1998 in connection with the Company's rights plan, the Board of Directors established the Series B Preferred Stock, consisting of one share, which was issued to Northwest Airlines as a part of the transaction in which the Company repurchased a significant portion of its Class A common stock from affiliates of Northwest Airlines just prior to the recapitalization discussed above. The Series B preferred stock gives Northwest Airlines a separate class vote in the event of certain change of control transactions involving Continental. Under certain circumstances, the Series B preferred stock may be redeemed by Continental for its liquidation preference of $100.

     The Series B preferred stock has a separate class vote with respect to the amendment of Continental's rights agreement or the redemption of the preferred stock purchase rights thereunder to permit a third party major air carrier to enter into certain transactions that would, but for the amendment or redemption, result in its becoming an acquiring person under the rights agreement.

     Until the Series B preferred stock becomes redeemable, Continental will take all necessary action to have in effect a rights agreement with terms and conditions identical in all material respects to the terms and conditions of its amended and restated rights agreement and to issue the rights created thereunder.

     Our rights agreement was amended and restated, effective upon the recapitalization, to:

  take into account the effects of the recapitalization;

  eliminate Northwest Airlines' status under the rights agreement as a person who could not trigger the rights agreement;

  change the rights agent under the rights agreement to Chase Mellon Shareholder Services, LLC (now known as Mellon Investor Services LLC); and

  address the status of AXA Financial, Inc. and its affiliates under the rights agreement with respect to its ownership of Class B common stock as a result of the recapitalization.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held a special meeting of stockholders on January 22, 2001. A proposal to adopt an amended and restated certificate of incorporation of the Company in connection with a proposed recapitalization was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

134,958,329	69,103	26,428	-

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits:

10.1

Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951 between The Boeing Company ("Boeing") and the Company, relating to the purchase of Boeing 737 aircraft, dated March 30, 2001.

10.2	Supplemental Agreement No. 5 to Purchase Agreement No. 2060 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated February 14, 2001.
10.3	Supplemental Agreement No. 3, including side letters, to Purchase Agreement No. 2211 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated February 14, 2001.

(b) Reports on Form 8-K:

    Report dated January 18, 2001, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to certain projected data.

    Report dated February 5, 2001, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to certain presentation data and risk factors.

    Report dated March 8, 2001, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to certain projected data.

    Report dated March 20, 2001, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to certain presentation data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 16, 2001	by:	/s/ Lawrence W. Kellner
Lawrence W. Kellner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 16, 2001
	by:	/s/ Chris Kenny
Chris Kenny
Staff Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.

10.1	Supplemental Agreement No. 21, including side letters, to Purchase Agreement No. 1951 between the Company and Boeing, relating to the purchase of Boeing 737 aircraft, dated March 30, 2001. (1)
10.2	Supplemental Agreement No. 5 to Purchase Agreement No. 2060 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated February 14, 2001. (1)
10.3	Supplemental Agreement No. 3, including side letters, to Purchase Agreement No. 2211 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated February 14, 2001. (1)

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.