Form 10-Q
period 2001-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2001-07-16
CIK 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of July 6, 2001, 54,686,903 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Operating Revenue:
Passenger	$2,420	$2,424	$4,726	$4,561
Cargo, mail and other	136	147	282	287
	2,556	2,571	5,008	4,848

Operating Expenses:
Wages, salaries and related costs	800	719	1,558	1,391
Aircraft fuel	349	313	694	647
Aircraft rentals	223	210	437	416
Maintenance, materials and repairs	162	171	322	330
Landing fees and other rentals	153	138	294	267
Reservations and sales	124	120	252	235
Depreciation and amortization	111	98	216	193
Commissions	106	141	220	274
Passenger servicing	96	91	187	176
Other	295	284	615	570
	2,419	2,285	4,795	4,499

Operating Income	137	286	213	349

Nonoperating Income (Expense):
Interest expense	(72)	(63)	(144)	(127)
Interest income	13	21	28	43
Interest capitalized	15	15	30	27
Other, net	(13)	(9)	(28)	(19)
	(57)	(36)	(114)	(76)

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Income before Income Taxes and Extraordinary Charge	$ 80	$ 250	$ 99	$ 273

Income Tax Provision	(36)	(97)	(44)	(106)

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1 and $2, respectively	(2)	-	(4)	-

Income before Extraordinary Charge	42	153	51	167

Extraordinary Charge, Net of Applicable Income Taxes of $2	-	(4)	-	(4)

Net Income	$ 42	$ 149	$ 51	$ 163

Basic Earnings per Share:
Income Before Extraordinary Charge	$ 0.77	$ 2.52	$ 0.93	$ 2.68
Extraordinary Charge, net of tax	-	(0.08)	-	(0.07)

Net Income	$ 0.77	$ 2.44	$ 0.93	$ 2.61

Diluted Earnings per Share:
Income Before Extraordinary Charge	$ 0.74	$ 2.46	$ 0.91	$ 2.64
Extraordinary Charge, net of tax	-	(0.07)	-	(0.07)

Net Income	$ 0.74	$ 2.39	$ 0.91	$ 2.57

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	June 30,	December 31,	June 30,
ASSETS	2001	2000	2000
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$1,008	$1,371	$1,319
Short-term investments	-	24	-
Accounts receivable, net	570	495	586
Spare parts and supplies, net	293	280	254
Deferred income taxes	142	137	132
Prepayments and other	203	152	239
Total current assets	2,216	2,459	2,530

Property and Equipment:
Owned property and equipment:
Flight equipment	5,017	4,597	3,780
Other	1,018	990	910
	6,035	5,587	4,690
Less: Accumulated depreciation	1,077	1,025	923
	4,958	4,562	3,767

Purchase deposits for flight equipment	540	404	562

Capital leases:
Flight equipment	226	226	287
Other	206	138	85
	432	364	372
Less: Accumulated amortization	180	167	184
	252	197	188
Total property and equipment	5,750	5,163	4,517

Routes, Gates and Slots, net	1,056	1,081	1,106

Other Assets, net	474	498	348

Total Assets	$9,496	$9,201	$8,501

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2001	2000	2000
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 372	$ 304	$ 395
Accounts payable	946	1,016	922
Air traffic liability	1,369	1,125	1,317
Accrued payroll and pensions	288	297	273
Accrued other liabilities	242	238	260
Total current liabilities	3,217	2,980	3,167

Long-Term Debt and Capital Leases	3,724	3,374	2,867

Deferred Income Taxes	837	787	692

Other	224	208	222

Commitments and Contingencies

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures (1)	243	242	-

Redeemable Common Stock	-	450	-

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	June 30,	December 31,	June 30,
	2001	2000	2000
	(Unaudited)		(Unaudited)

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding as of June 30, 2001, stated at par value	$ -	$ -	$ -
Class A common stock - $.01 par, 50,000,000 shares authorized through January 22, 2001; 10,963,538 and 11,143,587 shares issued and out- standing as of December 31, 2000 and June 30, 2000, respectively	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 80,125,882, 64,073,431 and 63,923,431 shares issued as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively	1	1	1
Additional paid-in capital	868	379	840
Retained earnings	1,507	1,456	1,277
Accumulated other comprehensive income	15	13	32
Treasury stock - 25,442,529, 16,586,603 and 14,983,808 Class B shares as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively, at cost	(1,140)	(689)	(597)
Total common stockholders' equity	1,251	1,160	1,553
Total Liabilities and Stockholders' Equity	$9,496	$9,201	$8,501

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

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2001	2000
	(Unaudited)

Net cash provided by operating activities	$ 390	$ 586

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries	(227)	(306)
Purchase deposits refunded in connection with aircraft delivered	88	116
Capital expenditures	(289)	(207)
Proceeds from sale of short-term investments	24	392
Other	(12)	1
Net cash used by investing activities	(416)	(4)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	200	113
Payments on long-term debt and capital lease obligations	(128)	(343)
Purchase of Class B common stock	(451)	(274)
Proceeds from issuance of Class B common stock	51	39
Other	(9)	4
Net cash used by financing activities	(337)	(461)

Net Increase (Decrease) in Cash and Cash Equivalents	(363)	121

Cash and Cash Equivalents - Beginning of Period	1,371	1,198

Cash and Cash Equivalents - End of Period	$1,008	$1,319

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 276	$ 114
Capital lease obligations incurred	$ 69	$ -

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

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Numerator:
Income before extraordinary charge	$ 42	$153	$ 51	$167
Extraordinary charge, net of income taxes	-	(4)	-	(4)
Numerator for basic earnings per share - net income	42	149	51	163

Effect of dilutive securities:
Distribution on Preferred Securities of Trust, net of income taxes	2	-	4	-

Numerator for diluted earnings per share - net income after assumed conversions	$ 44	$149	$ 55	$163

Denominator:
Denominator for basic earnings per share - weighted-average shares	54.2	60.9	54.6	62.1

Effect of dilutive securities:
Employee stock options	0.8	1.3	0.9	1.1
Potentially Dilutive Shares (Northwest Repurchase)	-	-	0.2	-
Preferred Securities of Trust	4.2	-	4.2	-
Dilutive potential common shares	5.0	1.3	5.3	1.1

Denominator for diluted earnings per share - adjusted weighted-average and assumed conversions	59.2	62.2	59.9	63.2

NOTE 2 - COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which qualify for hedge accounting in other comprehensive income. During the second quarter of 2001 and 2000, total comprehensive income amounted to $44 million and $178 million, respectively. For the six months ended 2001 and 2000, total comprehensive income amounted to $53 million and $196 million, respectively. During the first half of 2000, the significant difference between net income and total comprehensive income was attributable to the $28 million net increase in fair value (net of applicable income taxes) related to fuel hedges held by the Company as of June 30, 2000.

NOTE 3 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table, Continental's aircraft fleet consisted of 377 jets, 117 regional jets and 63 turboprop aircraft at June 30, 2001. Continental's purchase commitments (orders) as of June 30, 2001 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Orders	Options

777-200	16	4	12	2	4
767-400ER	5	3	2	19	-
767-200ER	8	7	1	2	10
757-300	-	-	-	15	5
757-200	41	13	28	-	-
737-900	1	-	1	14	15
737-800	60	17	43	33	36
737-700	36	12	24	5	27
737-500	66	15	51	-	-
737-300	65	14	51	-	-
DC10-30	14	3	11	-	-
MD-80	65	17	48	-	-
	377	105	272	90	97

ERJ-145XR	-	-	-	75	100
ERJ-145	90	18	72	59	-
ERJ-135	27	-	27	23	-
	117	18	99	157	100

ATR-42-320	31	9	22	-	-
EMB-120	19	9	10	-	-
Beech 1900-D	13	-	13	-	-
	63	18	45	-	-

Total	557	141	416	247	197

The Company anticipates taking delivery of 36 Boeing jet aircraft in 2001 (nine of which were placed in service during the first half of 2001) and the remainder of its firm orders through November 2005. The Company plans to retire 14 jet aircraft in 2001 (three of which were retired in the first half of 2001).

Continental's regional airline subsidiary, ExpressJet Airlines, Inc. (formerly known as Continental Express, Inc. and referred to herein as "Express"), anticipates taking delivery of 41 Embraer regional jets in 2001 (21 of which were placed in service in the first half of 2001) and the remainder of its firm orders through the fourth quarter of 2005. The Company plans to retire 21 turboprop aircraft in 2001 (seven of which were retired in the first half of 2001).

As of June 30, 2001, the estimated aggregate cost of the Company's firm commitments for Boeing aircraft was approximately $4.2 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of June 30, 2001, Continental had approximately $1.3 billion in financing arranged for such future Boeing deliveries. At that date, Continental also had commitments or letters of intent for backstop financing for approximately 25% of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at June 30, 2001, Continental had firm commitments to purchase 26 spare engines related to the new Boeing aircraft for approximately $166 million, which will be deliverable through March 2005. However, further financing will be needed to satisfy the Company's capital commitments for other aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to continue to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of June 30, 2001, the estimated aggregate cost of Express's firm commitments for Embraer regional jet aircraft was approximately $2.5 billion. Neither Express nor Continental has any obligation to take any such firm Embraer aircraft that are not financed by a third party and leased to Continental.

During the second quarter, the Company completed two offerings of pass-through certificates totaling $901 million at an effective average interest rate of 6.87%. The proceeds will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new Boeing aircraft. These aircraft are scheduled for delivery from October 2001 to June 2002.

Continental has a commitment of $283 million to finance six new Boeing aircraft to be delivered from July 2001 to February 2002.

On July 13, 2001, the Company priced an offering of $200 million of pass-through certificates at an interest rate of 7.57%. The proceeds will be used for general corporate purposes.

NOTE 4 - SUBSEQUENT EVENTS

In connection with the initial public offering discussed below, ExpressJet Holdings, Inc. ("Holdings") will be the holder of all the capital stock of Express. Holdings is a wholly owned subsidiary of Continental.

Proposed Public Offering of Common Stock and Recapitalization. On July 10, 2001, Holdings filed a registration statement with the Securities and Exchange Commission for an initial public offering of Holdings' Class A common stock. In preparation for the initial public offering, Holdings will be authorized to issue shares of Class A common stock, par value $.01 per share, and shares of Class B common stock, par value $.01 per share. Each share of Class A common stock will be entitled to one vote per share and each share of Class B common stock will be entitled to four votes per share, subject to certain exceptions. Both Class A and Class B common stock will participate ratably in any dividends or distributions on the common stock. Each share of Class B common stock will be convertible while held by Continental or any of its affiliates, at the option of the holder thereof, into one share of Class A common stock.

Prior to the closing of the public offering, Salomon Smith Barney Inc. ("Salomon Smith Barney") expects to exchange debt obligations of Continental held by Salomon Smith Barney for shares of Holdings' Class A common stock held by Continental. To determine the number of shares of Holdings' Class A common stock Salomon Smith Barney would receive in any exchange, Salomon Smith Barney and Continental expect the debt obligations Salomon Smith Barney would hold to be valued at fair market value on the date any exchange agreement is signed. The Class A common stock Salomon Smith Barney would receive would be valued at a price expected to be the initial public offering price per share of Holdings' Class A common stock minus underwriting discounts and commissions. The purpose of the exchange, if it occurs, will be to retire a portion of Continental's outstanding indebtedness in a tax-efficient manner.

Continental intends to distribute its remaining ownership interest in Holdings to its stockholders soon after the six-month anniversary of the closing of the offering. The distribution is expected to take the form of a spin-off in which Continental would distribute all of the Holdings' Class A and Class B common stock owned by Continental through a tax free distribution to its common stockholders. Continental does not currently intend to complete the distribution unless it receives a favorable tax ruling from the Internal Revenue Service as to the tax-free nature of the distribution for U.S. federal income tax purposes.

Continental has filed a Current Report on Form 8-K with the Securities and Exchange Commission that includes unaudited pro forma condensed consolidated financial statements that give effect to its planned distribution of Holdings shares, the expected prepayment by Continental of $150 million of its debt in connection with the planned offering, and the capacity purchase agreement between Continental and Express that became effective January 1, 2001. Based on these pro forma financial statements, if these transactions had been completed as of January 1, 2000, Continental's net income for the year 2000 would have been $318 million, rather than $342 million as reported. Similarly, if all of these transactions had been completed as of January 1, 2001, for the three months ended March 31, 2001, Continental would have broken even on a net income basis, as compared to earning net income of $9 million as reported.

Recently Issued Accounting Standards. On July 5, 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first quarter of 2002. The financial statement impact has not yet been determined.

Other. On July 10, 2001, in connection with its announcement of the proposed initial public offering and subsequent spin-off of Holdings, the Company announced the suspension of its previously announced stock repurchase program until a date to be announced in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and

Operations.

The following discussion may contain forward-looking statements. In connection therewith, please see the risk factors set forth in the Company's 2000 10-K which identify important factors such as the Company's high leverage and significant financing needs, its historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, general economic conditions, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements.

Continental's results of operations are impacted by seasonality (the second and third quarters are generally stronger than the first and fourth quarters) as well as numerous other factors, including those listed above, that are not necessarily seasonal. The airline industry is currently experiencing a decline in traffic and yields, particularly business traffic (which has a higher yield than leisure traffic), due to general economic conditions. Management anticipates that softening economic conditions, domestically and globally, will continue to put pressure on the industry and the Company while those conditions continue. However, management believes the Company is well positioned to respond to market conditions in the event of a sustained economic downturn due to its flexible fleet plan, a strong cash balance and a well developed alliance network.

Initially, the Company planned to retire its last DC10-30 aircraft by November 2003. The current plan is to take the last five DC10-30 aircraft out of service, on an interim basis, by May 2002. These aircraft will remain a part of the Company's operating fleet.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and six months ended June 30, 2001 as compared to the corresponding periods ended June 30, 2000.

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000

The Company recorded consolidated net income of $42 million for the three months ended June 30, 2001 as compared to consolidated net income of $149 million for the three months ended June 30, 2000.

Passenger revenue decreased 0.2%, $4 million, during the quarter ended June 30, 2001 as compared to the same period in 2000, which was principally due to a decrease in yield as a result of lower business traffic.

Cargo, mail and other revenue decreased 7.5%, $11 million, in the second quarter of 2001 compared to the second quarter of 2000 primarily due to lower contract revenue from outside ground handling and lower freight and mail due to lower international volumes.

Wages, salaries and related costs increased 11.3%, $81 million, during the quarter ended June 30, 2001 as compared to the same period in 2000, primarily due to a 5.5% increase in average full-time equivalent employees to support increased flying and higher wage rates.

Aircraft fuel expense increased 11.5%, $36 million, in the three months ended June 30, 2001 as compared to the same period in the prior year. The average price per gallon increased 7.9% from 75.52 cents in the second quarter of 2000 to 81.49 cents in the second quarter of 2001. Jet fuel consumption increased 1.3% principally reflecting increased flight operations offset significantly by the fuel efficiency of the Company's younger fleet. During the second quarter of 2001 and 2000, the Company also recognized gains of approximately $4 million and $18 million, respectively, related to its fuel hedging program, which is reflected in fuel expense.

Aircraft rentals increased 6.2%, $13 million, in the second quarter of 2001 compared to the second quarter of 2000, due to the delivery of new aircraft.

Maintenance, materials and repairs decreased 5.3%, $9 million, during the quarter ended June 30, 2001 as compared to the same period in 2000 due to the volume and timing of aircraft overhauls as part of the Company's ongoing maintenance program.

Landing fees and other rentals increased 10.9%, $15 million, in the three months ended June 30, 2001 as compared to the same period in the prior year primarily due to higher facilities rent and landing fees resulting from increased operations.

Reservations and sales increased 3.3%, $4 million, in the three months ended June 30, 2001 as compared to the same period in 2000 due to higher credit card and booking fee rates.

Depreciation and amortization expense increased 13.3%, $13 million, in the second quarter of 2001 compared to the second quarter of 2000 due principally to the addition of new owned aircraft and related spare parts.

Commissions expense decreased 24.8%, $35 million in the second quarter of 2001 compared to the second quarter of 2000 due principally to lower domestic base rates and lower international rates due to commission caps.

Other operating expense increased 3.9%, $11 million, in the three months ended June 30, 2001 as compared to the same period in the prior year, primarily as a result of increases in outsourced services and aircraft servicing, partially offset by lower advertising and publicity expenses.

Interest expense increased 14.3%, $9 million, in the second quarter of 2001 compared to the second quarter of 2000 due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by lower rates on variable debt.

Interest income decreased 38.1%, $8 million, in the second quarter of 2001 compared to the second quarter of 2000 due to lower average balances of cash and lower interest rates.

Other nonoperating income (expense) in the three months ended June 30, 2001 and 2000, both included foreign currency losses of $4 million, as well as net losses of $4 million and $7 million, respectively, related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

In the second quarter of 2000, an extraordinary charge of $4 million (net of income tax benefit) was recorded related to the early extinguishment of debt.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

The Company recorded consolidated net income of $51 million and $163 million for the six months ended June 30, 2001 and 2000, respectively.

Passenger revenue increased 3.6%, $165 million, during the six months ended June 30, 2001 as compared to the same period in 2000. The increase was principally due to a 2.1% increase in revenue passenger miles.

Wages, salaries and related costs increased 12.0%, $167 million, during the six months ended June 30, 2001 as compared to the same period in 2000, primarily due to a 6.2% increase in average full-time equivalent employees to support increased flying and higher wage rates.

Aircraft fuel expense increased 7.3%, $47 million, in the six months ended June 30, 2001 as compared to the same period in the prior year. The average price per gallon increased 5.5% from 79.25 cents in the first six months of 2000 to 83.61 cents in the first six months of 2001. In addition, jet fuel consumption decreased 0.5%, principally reflecting the increased fuel efficiency of the Company's younger fleet. During the first six months of 2001 and 2000, the Company also recognized gains of approximately $2 million and $18 million, respectively, related to its fuel hedging program, which is reflected in fuel expense.

Aircraft rentals increased 5.0%, $21 million, during the six months ended June 30, 2001 as compared to the same period in 2000, due to the delivery of new aircraft.

Maintenance, materials and repairs decreased 2.4%, $8 million, during the six months ended June 30, 2001 as compared to the same period in the prior year due to the volume and timing of aircraft overhauls as part of the Company's ongoing maintenance program.

Landing fees and other rentals increased 10.1%, $27 million, in the six months ended June 30, 2001 as compared to the same period in the prior year primarily due to higher facilities rent and landing fees resulting from increased operations.

Reservations and sales increased 7.2%, $17 million, in the first six months of 2001 compared to the same period in 2000 primarily due to higher credit card and booking fee rates and increased sales.

Depreciation and amortization expense increased 11.9%, $23 million, in the first six months of 2001 compared to the same period in 2000 primarily due to the addition of new owned aircraft and related spare parts.

Commissions expense decreased 19.7%, $54 million, during the six months ended June 30, 2001 as compared to the same period in 2000 due to a lower volume of commissionable sales and lower rates resulting from international commission caps, partially offset by increased passenger revenue.

Other operating expense increased 7.9%, $45 million, in the six months ended June 30, 2001 as compared to the same period in the prior year, primarily as a result of increases in outsourced services and other miscellaneous expense, partially offset by lower advertising and publicity expenses.

Interest expense increased 13.4%, $17 million, in the six months ended June 30, 2001 compared to the same period in the prior year due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by lower rates on variable debt.

Interest income decreased 34.9%, $15 million, in the second quarter of 2001 compared to the second quarter of 2000 due to lower average balances of cash and lower interest rates.

The Company's other nonoperating income (expense) in the six months ended June 30, 2001 included the Company's equity in the net losses of certain investments of $6 million, foreign currency losses of $4 million and net losses of $9 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

Other nonoperating income (expense) in the six months ended June 30, 2000, included foreign currency losses of $4 million and net losses of $15 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

In the second quarter of 2000, an extraordinary charge of $4 million (net of income tax benefit) was recorded related to the early extinguishment of debt.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:
	Three Months Ended	Net
	June 30,	Increase/
	2001	2000	(Decrease)

Revenue passengers (thousands)	12,256	12,084	1.4%
Revenue passenger miles (millions) (1)	17,053	16,491	3.4%
Available seat miles (millions) (2)	22,813	21,384	6.7%
Cargo ton miles (millions)	245	271	(9.6)%
Passenger load factor (3)	74.8%	77.1%	(2.3) pts.
Breakeven passenger load factor (4)	66.9%	64.0%	2.9 pts.
Passenger revenue per available seat mile (cents)	9.52	10.32	(7.8)%
Total revenue per available seat mile (cents)	10.28	11.14	(7.7)%
Operating cost per available seat mile (cents)	9.41	9.75	(3.5)%
Operating cost per available seat mile, holding fuel rate constant (cents)	9.32	9.75	(4.4)%
Average yield per revenue passenger mile (cents) (5)	12.73	13.38	(4.9)%
Average price per gallon of fuel, excluding fuel taxes (cents)	81.49	75.52	7.9%
Average price per gallon of fuel, including fuel taxes (cents)	85.71	79.73	7.5%
Fuel gallons consumed (millions)	391	386	1.3%
Average fare per revenue passenger	$177.14	$182.61	(3.0)%
Average daily utilization of each aircraft (hours) (6)	10:53	10:40	2.0%
Actual aircraft in fleet at end of period	377	363	3.9%
Average length of aircraft flight (miles)	1,193	1,156	3.2%

	Six Months Ended	Net
	June 30,	Increase/
	2001	2000	(Decrease)

Revenue passengers (thousands)	23,476	23,285	0.8%
Revenue passenger miles (millions) (1)	32,167	31,496	2.1%
Available seat miles (millions) (2)	44,271	42,334	4.6%
Cargo ton miles (millions)	498	536	(7.1)%
Passenger load factor (3)	72.7%	74.4%	(1.7) pts.
Breakeven passenger load factor (4)	66.1%	66.0%	0.1 pts.
Passenger revenue per available seat mile (cents)	9.63	9.83	(2.0)%
Total revenue per available seat mile (cents)	10.44	10.64	(1.9)%
Operating cost per available seat mile (cents)	9.65	9.71	(0.6)%
Operating cost per available seat mile, holding fuel rate constant (cents)	9.59	9.72	(1.3)%
Average yield per revenue passenger mile (cents) (5)	13.26	13.21	0.4%
Average price per gallon of fuel, excluding fuel taxes (cents)	83.61	79.25	5.5%
Average price per gallon of fuel, including fuel taxes (cents)	88.09	83.49	5.5%
Fuel gallons consumed	759	763	(0.5)%
Average fare per revenue passenger	$181.68	$178.72	1.7%
Average daily utilization of each aircraft (hours) (6)	10:49	10:37	1.9%
Actual aircraft in fleet at end of period	377	363	3.9%
Average length of aircraft flight (miles)	1,179	1,143	3.1%

Continental has entered into block-space arrangements with certain other carriers whereby one or both of the carriers is obligated to purchase capacity on the other. The table above does not include the statistics for such capacity that was purchased by another carrier.

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

LIQUIDITY AND CAPITAL COMMITMENTS

As of June 30, 2001, the Company had $1.0 billion in cash and cash equivalents. Net cash provided by operating activities decreased $196 million during the six months ended June 30, 2001 compared to the same period in the prior year primarily due to a decrease in net income and changes in working capital. Net cash used by investing activities increased $412 million for the six months ended June 30, 2001 compared to the same period in the prior year, primarily as a result of the proceeds from the sale of short-term investments in the first half of 2000 and an increase in capital expenditures. Net cash used by financing activities for the six months ended June 30, 2001 compared to the same period in the prior year decreased $124 million primarily due to a decrease in payments on long-term debt and capital lease obligations and an increase in proceeds from the issuance of long-term debt, partially offset by an increase in the purchase of the Company's Class B common stock.

In January 2001, the Company obtained a 3-year $200 million pre-delivery credit facility to be used to finance manufacturer progress payments on new Boeing aircraft.

During the second quarter, the Company completed two offerings of pass-through certificates totaling $901 million at an effective average interest rate of 6.87%. The proceeds will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new aircraft. These aircraft are scheduled for delivery from October 2001 to June 2002.

Continental has a commitment of $283 million to finance six new Boeing aircraft to be delivered from July 2001 to February 2002.

On July 13, 2001, the Company priced an offering of $200 million of pass-through certificates at an interest rate of 7.57%. The proceeds will be used for general corporate purposes.

Deferred Tax Assets. As of December 31, 2000, the Company had deferred tax assets aggregating $677 million, including $366 million related to net operating losses ("NOLs"), and a valuation allowance of $263 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change occurred, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt interest rate (which was 5.01% for June 2001). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $134 million per year other than through the recognition of future built-in gain transactions.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 3.

Continental expects its cash outlays for 2001 capital expenditures, exclusive of fleet plan requirements, to aggregate approximately $300 million (net of financings), primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the six months ended June 30, 2001 aggregated $116 million (net of financings), exclusive of fleet plan expenditures.

The Company expects to fund its future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Capacity Purchase Arrangement with Holdings and Express. Effective January 1, 2001, Holdings and Express implemented a capacity purchase arrangement with Continental. Under the capacity purchase arrangement with Continental, Express currently flies all of its aircraft on behalf of Continental. Continental controls scheduling, ticket prices and seat inventories with respect to such flights. In exchange for providing the flights and performing other obligations under the arrangement, Express receives from Continental fixed rates for each scheduled block hour (with adjustments for fluctuations in certain costs). The fixed rates vary from flight to flight and aircraft to aircraft based on the length of the flight, the number of flights that an aircraft flies per day and the type of aircraft provided. Express also is entitled to receive a per-passenger fee and revenue incentives based on its performance relative to several operational benchmarks, including the percentage of flights it completes, on-time performance and baggage handling. The per-passenger fee and incentive payments are a relatively small component of the total compensation that Express is entitled to receive for each of its flights.

The fixed rates for each scheduled block hour that Express receives from Continental under the capacity purchase arrangement have been determined through December 31, 2004. The initial block hour rates were set with a goal of providing Express with an operating margin that it believes is comparable to the existing margins provided by capacity purchase agreements entered into by publicly traded regional airlines. Certain costs, including fuel costs, aircraft ownership and financing costs, engine maintenance costs, landing fees and de-icing and snow removal costs, are "trued-up" for differences between actual costs and the expected costs included in Express's fixed rates. In addition, a reconciliation payment is made by Continental to Express or by Express to Continental, as applicable, if Express's operating margin in any fiscal quarter, excluding the effects of certain labor costs, the receipt of any performance incentives and the effects of controllable cancellations and certain other costs, is not within a specified range of the targeted operating margin. As a result, if Express's operating margin (excluding the items mentioned above) exceeds the ceiling of the specified range, Express will make a payment to Continental such that Express's operating margin (excluding the items mentioned above) will be reduced to equal the ceiling of the specified range and if it is less than the floor of the specified range, Continental will make a payment to Express such that it will be increased to equal the floor of the specified range.

In addition, Express has agreed with Continental to review and renegotiate the fixed rates annually starting in 2004 for the rates to take effect on January 1 of each subsequent year, in each case based on the methodology used to set the original block hour rates, subject to some exceptions. If Express and Continental cannot come to an agreement on the annual adjustments to the fixed rates, they have agreed to submit their disagreement to arbitration, based on this methodology.

The arrangement covers all of Express's existing fleet. In addition, Continental has agreed to purchase the capacity related to the 157 Embraer regional jets currently subject to firm orders at June 30, 2001. However, under the arrangement, beginning January 1, 2004, Continental has the right to reduce the number of Express's aircraft covered by the contract with 12 month's notice. Under the arrangement, Continental is entitled to decline capacity with respect to (a) any regional jets subject to firm orders that have not been delivered before the effective date of the reduction in capacity and (b) up to 25% of Express's delivered regional jets over any rolling three-year period. If Continental removes aircraft from the terms of the arrangement, Express will have the option to fly the released aircraft for itself or another airline, subject to its ability to obtain facilities, such as gates and slots, and its exclusive arrangement with Continental at its hub airports, or decline to fly the aircraft and cancel the related subleases with Continental. In addition, Continental has the right to reduce the number of turboprop aircraft covered by the arrangement at any time. Express is not entitled to retain any of its turboprop aircraft removed from the terms of the arrangement without the consent of Continental. If Express decides to continue to fly retained aircraft either for another party or for its own benefit, the interest rate implicit in calculating the scheduled lease payments will increase by 200 basis points to compensate Continental for continuing to participate in its lease financing arrangements. If Express elects not to fly these aircraft, the sublease between Express and Continental for these aircraft will be canceled and Continental will take possession of the aircraft. In such event, Continental will be responsible for all direct reasonable costs Express incurs associated with the removal of those aircraft from its fleet.

Under the arrangement, Express is compensated for scheduled block hours, including block hours associated with certain cancelled flights. If cancellations outside of Express's control, such as those due to weather or air traffic control, exceed the historical average of cancellations for the applicable period, Express will be paid for the cancelled flight at a reduced rate, calculated to cover Express's fixed costs. Express will generally not be entitled to any payment for controllable cancellations, such as those due to maintenance or crew shortages, above historical rates of cancellations, and in the event of a union-authorized labor strike, Express will not be entitled to payment for any controllable cancellations.

Express currently leases or subleases all of its existing regional jets from Continental. Express also leases or subleases from Continental substantially all if its turboprops, which it expects to retire by the end of 2004. Under the capacity purchase arrangement, Continental is required to lease from Embraer or its designee all of Express's current firm order aircraft and sublease these aircraft to Express. However, Continental is not required to provide any financing for Embraer option aircraft or any other aircraft that Express may acquire.

The capacity purchase arrangement expires on December 31, 2010; however, Continental may terminate the arrangement at any time after January 1, 2006 upon 12 months' notice, or at any time without notice for cause consisting of bankruptcy of Express, suspension or revocation of Express's authority to operate as a scheduled airline, cessation of Express's operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days, a union-authorized labor strike that continues for 90 days, or an intentional or willful material breach by Express that substantially deprives Continental of the benefits of the arrangement and which is not cured within 90 days of notice of the breach. Continental may also terminate the agreement at any time upon a material breach by Express that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if Continental determines in good faith that there is a material safety concern with Express's flight operations. Continental has the option to extend the term of the arrangement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

Proposed Public Offering of Common Stock and Recapitalization. Proceeds from the initial public offering of Holdings' common stock (see Note 4) will be used to repay certain intercompany indebtedness to Continental. Payment of the proceeds to Continental will increase its working capital. In addition, prior to the closing of the public offering, Salomon Smith Barney expects to exchange $150 million of debt obligations of Continental held by Salomon Smith Barney for shares of Holdings' Class A common stock held by Continental.

Continental's proposed spin-off of Holdings will result in earnings being lower than they would have been had Continental continued to own Holdings and consolidate its results of operations. Continental has filed a Current Report on Form 8-K with the Securities and Exchange Commission that includes unaudited pro forma condensed consolidated financial statements that give effect to its planned distribution of Holdings shares, the expected prepayment by Continental of $150 million of its debt in connection with the planned offering, and the capacity purchase agreement between Continental and Express that became effective January 1, 2001.

Northwest Alliance. The Company began implementing its global alliance with Northwest Airlines in November 1998. At that time, it was anticipated that the alliance would be fully implemented by the end of 2001 and would yield approximately $225 million of annual pre-tax operating income to the Company. As a result of delays experienced in jointly implementing additional alliances and establishing more common technical platforms with Northwest, Continental now estimates that the benefits during 2001 will fall short of originally projected levels by approximately $65 million. The Company anticipates that the full projected value of the alliance will be achieved as all of the planned features of the alliance are implemented over the next two to three years.

Other. In July 2000, the Company completed a three-year program bringing all employees to industry standard wages and began implementing a phased plan to bring employee benefits to industry standard levels by 2003. The plan provides for increases in vacation, paid holidays, 401(k) matching contributions by the Company and additional past service retirement credit for most senior employees.

In January 2000, Continental Micronesia, Inc. ("CMI"), a wholly owned subsidiary of Continental, and the International Brotherhood of Teamsters ("IBT") began collective bargaining negotiations to amend the CMI mechanics' contract (which became amendable in March 2001). In May 2001, the parties reached a tentative agreement, which was subsequently rejected by the mechanics. The parties are scheduled to resume negotiations in July 2001 and the Company continues to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

In September 2000, the Independent Association of Continental Pilots was certified as the representative of the Company's flight instructor employees. In May 2001, the parties commenced negotiations for an initial collective bargaining agreement covering the flight instructors. On June 1, 2001, along with the Company's pilots, representation for the flight instructor employees was transferred to the Air Line Pilots Association International. The Company believes that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown as this time.

On July 3, 2001, the International Association of Machinists filed a petition with the National Mediation Board ("NMB"), seeking to represent the Company's and Express's approximately 9,000 fleet service employees. The NMB has not yet determined whether a sufficient showing of interest exists to proceed with an election. The Company does not expect the organizing effort to have a material adverse impact on the Company or its relations with its airport service employees.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company continues compensating its employees comparable to industry average and begins providing industry-average benefits, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (vi) additional costs related to the capacity purchase arrangement with Express, (vii) changes in the Company's fleet and related capacity and (viii) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using electronic ticketing and the internet for bookings, and reduced interest expense.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 15, 2001. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack, Jr.	38,352,601	1,978,151
Gordon M. Bethune	35,106,914	5,223,838
David Bonderman	38,339,972	1,990,780
Kirbyjon H. Caldwell	38,349,059	1,981,693
Patrick Foley	38,349,168	1,981,584
Lawrence W. Kellner	40,330,752	-
Douglas H. McCorkindale	38,352,171	1,978,581
George G. C. Parker	38,351,385	1,979,367
Richard W. Pogue	38,342,283	1,988,469
William S. Price III	38,351,550	1,979,202
Donald L. Sturm	38,350,866	1,979,886
Karen Hastie Williams	38,283,850	2,046,902
Charles A. Yamarone	38,351,772	1,978,980

A proposal to amend the Continental Airlines, Inc. 1997 Employee Stock Purchase Plan, as adopted by the Board of Directors of the Company, was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

35,561,660	4,490,175	278,917	-

A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

38,672,002	1,386,138	272,612	-

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.1	Amendment No. 1 to Continental Airlines, Inc. Incentive Plan 2000 as Amended and Restated on March 27, 2000.
10.2

Amendment No. 1 to Continental Airlines, Inc. 1998 Stock Incentive Plan, Continental Airlines, Inc. 1997 Stock Incentive Plan and Continental Airlines, Inc. 1994 Incentive Equity Plan as Amended and Restated as of November 20, 1998.

10.3

Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951 ("PA 1951") between The Boeing Company ("Boeing") and the Company, relating to the purchase of Boeing 737 aircraft, dated May 23, 2001.

10.4	Supplemental Agreement No. 23, including side letters, to PA 1951, dated June 29, 2001.
10.5	Supplemental Agreement No. 8, including a side letter, to Purchase Agreement No. 2061 between the Company and Boeing, relating to the purchase of Boeing 777 aircraft, dated June 29, 2001.
10.6	Supplemental Agreement No. 4, including side letters, to Purchase Agreement No. 2211 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated April 10, 2001.

(b) Reports on Form 8-K:

    Report dated April 17, 2001 reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with the report, which included explanations of certain data included in the Company's first quarter results and Exhibits related to certain projected data.

    Report dated April 19, 2001 reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the offering of Continental Airlines, Inc.'s Pass Through Certificates, Series 2001-1.

    Report dated May 2, 2001 reporting Item 5. "Other Events". No financial statements were filed with this report, which included a Press Release announcing the resignation of Gregory D. Brenneman from his position as President and Chief Operating Officer and member of the Board of Directors of the Company.

    Report dated May 10, 2001 reporting Item 5. "Other Events". No financial statements were filed with this report, which included a Press Release announcing the nomination of Lawrence W. Kellner to the Board of Directors of the Company.

    Report dated June 1, 2001 reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting May performance.

    Report dated June 4, 2001, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with the report which included Exhibits related to certain projected data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

(Registrant)

Date: July 16, 2001 by: /s/ Jeff Misner                                 ____

Jeffrey J. Misner

Senior Vice President - Finance

(Principal Financial Officer)

(On behalf of Registrant)

Date: July 16, 2001 /s/ Chris Kenny                               ____

Chris Kenny

Staff Vice President and Controller

(Principal Accounting Officer)

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.

10.1	Amendment No. 1 to Continental Airlines, Inc. Incentive Plan 2000 as Amended and Restated on March 27, 2000.
10.2

Amendment No. 1 to Continental Airlines, Inc. 1998 Stock Incentive Plan, Continental Airlines, Inc. 1997 Stock Incentive Plan and Continental Airlines, Inc. 1994 Incentive Equity Plan as Amended and Restated as of November 20, 1998.

10.3

Supplemental Agreement No. 22, including side letters, to Purchase Agreement No. 1951 ("PA 1951") between The Boeing Company ("Boeing") and the Company, relating to the purchase of Boeing 737 aircraft, dated May 23, 2001. (1)

10.4	Supplemental Agreement No. 23, including side letters, to PA 1951, dated June 29, 2001. (1)
10.5	Supplemental Agreement No. 8, including a side letter, to Purchase Agreement No. 2061 between the Company and Boeing, relating to the purchase of Boeing 777 aircraft, dated June 29, 2001. (1)
10.6	Supplemental Agreement No. 4, including side letters, to Purchase Agreement No. 2211 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated April 10, 2001. (1)

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.