Form 10-Q
period 2001-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2001-11-14
CIK 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

As of October 19, 2001, 55,420,915 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Operating Revenue:
Passenger	$2,100	$2,469	$6,826	$7,030
Cargo, mail and other	123	153	405	440
	2,223	2,622	7,231	7,470

Operating Expenses:
Wages, salaries and related costs	779	748	2,337	2,139
Aircraft fuel	322	354	1,016	1,001
Aircraft rentals	230	215	667	631
Maintenance, materials and repairs	142	167	464	497
Landing fees and other rentals	139	133	433	400
Depreciation and amortization	120	102	336	295
Reservations and sales	107	117	359	352
Passenger servicing	89	97	276	273
Commissions	87	138	307	412
Other	301	288	916	858
Severance and other special charges	63	-	63	-
Airline Stabilization Act grant	(243)	-	(243)	-
	2,136	2,359	6,931	6,858

Operating Income	87	263	300	612

Nonoperating Income (Expense):
Interest expense	(75)	(60)	(219)	(187)
Interest capitalized	13	15	43	42
Interest income	10	22	38	65
Other, net	(23)	(16)	(51)	(35)
	(75)	(39)	(189)	(115)

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Income before Income Taxes and Extraordinary Charge	$ 12	$ 224	$ 111	$497

Income Tax Provision	(7)	(87)	(51)	(193)

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1 and $4, respectively	(2)	-	(6)	-

Income before Extraordinary Charge	3	137	54	304

Extraordinary Charge, net of applicable income taxes of $1 and $3, respectively	-	(2)	-	(6)

Net Income	$ 3	$ 135	$ 54	$ 298

Basic Earnings per Share:
Income Before Extraordinary Charge	$ 0.06	$ 2.29	$ 0.99	$ 4.95
Extraordinary Charge, net of tax	-	(0.03)	-	(0.10)

Net Income	$ 0.06	$ 2.26	$ 0.99	$ 4.85

Diluted Earnings per Share:
Income Before Extraordinary Charge	$ 0.05	$ 2.24	$ 0.97	$ 4.85
Extraordinary Charge, net of tax	-	(0.03)	-	(0.09)

Net Income	$ 0.05	$ 2.21	$ 0.97	$ 4.76

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	September 30,	December 31,	September 30,
ASSETS	2001	2000	2000
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$1,201	$1,371	$1,156
Short-term investments	-	24	-
Accounts receivable, net	455	495	600
Spare parts and supplies, net	290	280	264
Deferred income taxes	167	137	142
Prepayments and other	139	152	187
Total current assets	2,252	2,459	2,349

Property and Equipment:
Owned property and equipment:
Flight equipment	5,371	4,597	4,107
Other	1,049	990	985
	6,420	5,587	5,092
Less: Accumulated depreciation	1,159	1,025	1,011
	5,261	4,562	4,081

Purchase deposits for flight equipment	540	404	453

Capital leases:
Flight equipment	226	226	225
Other	223	138	85
	449	364	310
Less: Accumulated amortization	187	167	160
	262	197	150
Total property and equipment	6,063	5,163	4,684

Routes, Gates and Slots, net	1,048	1,081	1,093

Other Assets, net	453	498	333

Total Assets	$9,816	$9,201	$8,459

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2001	2000	2000
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 349	$ 304	$ 281
Accounts payable	988	1,016	996
Air traffic liability	1,124	1,125	1,241
Accrued payroll and pensions	333	297	234
Accrued other liabilities	290	238	256
Total current liabilities	3,084	2,980	3,008

Long-Term Debt and Capital Leases	4,092	3,374	2,904

Deferred Income Taxes	857	787	778

Other	288	208	208

Commitments and Contingencies

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Conver- tible Subordinated Debentures	243	242	-

Redeemable Common Stock	-	450	-

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	September 30,	December 31,	September 30,
	2001	2000	2000
	(Unaudited)		(Unaudited)

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding as of September 30, 2001, stated at par value	$ -	$ -	$ -
Class A common stock - $.01 par, 50,000,000 shares authorized through January 22, 2001; 10,963,538 and 10,969,438 shares issued and out- standing as of December 31, 2000 and September 30, 2000, respectively	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 80,522,042, 64,073,431 and 64,073,431 shares issued as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively	1	1	1
Additional paid-in capital	885	379	814
Retained earnings	1,510	1,456	1,411
Accumulated other comprehensive income (loss)	(4)	13	20
Treasury stock - 25,442,529, 16,586,603 and 16,518,584 Class B shares as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively, at cost	(1,140)	(689)	(685)
Total stockholders' equity	1,252	1,160	1,561
Total Liabilities and Stockholders' Equity	$9,816	$9,201	$8,459

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)

Net cash provided by operating activities	$ 575	$ 836

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries, net of refunds	(155)	(94)
Capital expenditures	(435)	(352)
Proceeds from sale of short-term investments	24	392
Other	(5)	19
Net cash used by investing activities	(571)	(35)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	421	153
Payments on long-term debt and capital lease obligations	(273)	(648)
Purchase of Class B common stock	(451)	(431)
Proceeds from issuance of Class B common stock	64	80
Other	(10)	3
Net cash used by financing activities	(249)	(843)

Net Decrease in Cash and Cash Equivalents	(245)	(42)

Cash and Cash Equivalents - Beginning of Period	1,371	1,198

Cash and Cash Equivalents - End of Period (1)	$1,126	$1,156

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 529	$ 315

  Excludes restricted cash and cash equivalents of $75 million at September 30, 2001.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the opinion of management, the unaudited consolidated financial statements included herein contain all known adjustments, consisting of normal recurring accruals, the impact of the September 11, 2001 terrorist attacks discussed below, and severance and other special charges, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Annual Report of Continental Airlines, Inc. (the "Company" or "Continental") on Form 10-K for the year ended December 31, 2000 (the "2000 10-K") and other securities filings of the Company.

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - RECENT DEVELOPMENTS

On September 11, 2001, terrorists hijacked four commercial aircraft operated by two U.S. air carriers, crashing two aircraft into the towers of the World Trade Center in New York City, one aircraft into the Pentagon in Washington, D.C., and one aircraft into a field in Pennsylvania, causing substantial loss of life and property. The Federal Aviation Administration ("FAA") ordered all U.S. aircraft grounded immediately as well as all other aircraft operating in the United States. This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter. Passenger traffic and yields on the Company's flights declined significantly when flights were permitted to resume, and the Company refunded significant numbers of tickets. Since that time, the Company has experienced materially reduced revenue and has incurred additional costs as compared to its forecasts made prior to September 11, 2001. Although load factors on the Company's domestic flights are gradually increasing to levels similar to what it experienced prior to September 11, 2001 (however on significantly less capacity), load factors on its international flights, and yields on its domestic and international flights, remain at unusually low levels.

On September 15, 2001, the Company announced that it would immediately reduce its flight schedule by approximately 20 percent on a systemwide available seat mile basis and would be forced to furlough approximately 12,000 employees in connection with the schedule reduction. This schedule reduction and furlough resulted from the then current and anticipated adverse effects on demand for air travel caused by the terrorist attacks and the operational and financial costs of significantly increased security requirements. At October 15, 2001, the Company had reduced its systemwide available seat miles by approximately 18% as compared with capacity immediately prior to September 11, 2001. The Company's future flight schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition. The original furlough estimate has been reduced by approximately 3,500 employees through the use of Company-offered leaves of absence, retirements and cancellation of open positions. The Company had completed a majority of the furloughs at October 15, 2001. The Company has recently recalled several hundred workers to assist in enhanced security requirements at airports.

On September 21, 2001, Congress passed, and the President subsequently signed into law, the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"), which provides, among other matters, for (i) $5 billion in payments to compensate U.S. air carriers for losses incurred by the air carriers as a result of the terrorist attacks on the United States that occurred on September 11, 2001, (ii) $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees, including the potential requirement that the Government be issued warrants or other equity instruments in connection with such loan guarantees, (iii) limitations on air carrier officer and employee compensation if the air carrier receives federal loan guarantees, (iv) provisions designed to ensure the continuity of air service to communities, including Government subsidized essential air service to small communities, (v) reimbursement to U.S. air carriers by the Government of certain increased insurance costs for the operation of aircraft incurred by air carriers, (vi) deferral of the payment by U.S. air carriers of certain taxes, and (vii) limitations of liability for U.S. air carriers, and establishment of a federal victims compensation fund and claims procedure, relating to the terrorist attacks of September 11, 2001, and at the discretion of the Secretary of Transportation, limitations of liability for U.S. air carriers for acts of terrorism committed during a 180-day period following enactment of the Stabilization Act.

Aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events ("war-risk coverage") and have increased the premiums significantly for such coverage, for war-risk coverage for liability to passengers and for aviation insurance generally. Some of the Company's vendors have also seen their war-risk insurance coverage cancelled or substantially reduced, and some vendors threatened to cease providing service to the Company and other airlines as a result. The Stabilization Act mitigated the immediate effects of changes in the aviation insurance market by permitting the Secretary of Transportation to insure air carriers and to reimburse air carriers for certain increased costs of coverage for risks arising from the operation of aircraft, and, for a period of 180 days after enactment, to ensure that vendors, agents and subcontractors of air carriers are not responsible in cases of acts of terrorism for losses suffered by third parties that exceed the amount of such entities' liability coverage. Pursuant to the Stabilization Act, the Government has issued war risk coverage to U.S. air carriers through January 11, 2002.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in millions):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Numerator for basic and diluted earnings per share - net income	$ 3	$135	$ 54	$298

Denominator for basic earnings per share - weighted-average shares	54.9	59.7	54.7	61.3

Effect of dilutive securities:
Employee stock options	0.5	1.4	0.8	1.2
Other	-	-	0.1	-
Dilutive potential common shares	0.5	1.4	0.9	1.2

Denominator for diluted earnings per share - adjusted weighted-average and assumed conversions	55.4	61.1	55.6	62.5

NOTE 3 - COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which qualify for hedge accounting in other comprehensive income. During the quarter ended September 30, 2001, the Company's total comprehensive loss amounted to $14 million. During the third quarter of 2000, total comprehensive income amounted to $123 million. For the nine months ended 2001 and 2000, total comprehensive income amounted to $37 million and $319 million, respectively. The significant difference between net income and total comprehensive income (loss) for all periods was primarily attributable to changes in the fair value of derivative financial instruments.

NOTE 4 - SEVERANCE AND OTHER SPECIAL CHARGES

In September 2001, the Company recorded a special charge totaling $63 million for the following:

    As a result of the reduced capacity operations and Company-wide furloughs discussed above in Note 1, some employees accepted Company-offered one-year leaves of absence, which included continued medical coverage and retirement plan credit. Costs associated with these leaves of absence, together with severance for approximately 8,500 furloughed employees, resulted in the Company recording a charge of approximately $2829 million.

    As a result of the reduced operations and issues arising out of the terrorist attacks of September 11, 2001 and their aftermath, the Company accrued $17 million for additional costs associated with the closure and nonutilization of certain facilities and for certain uncollectible receivables.

    The Company accrued $17 million of additional costs, for remediation of environmental contamination at various airport locations. Amounts recorded are based on preliminary third-party environmental studies and the Company's current assessments of the ultimate outcome, and accordingly, could increase or decrease as these assessments change.

This charge is recorded in Severance and other special charges in the accompanying consolidated statements of operations.

Also, in September 2001, and as a consequence of the events discussed above in Note 1, the Company recorded a special non-operating charge of $22 million ($14 million after tax) related to the impairment of investments in certain affiliates and the uncollectibility of the related notes receivables from those affiliates. This charge is included in Non-operating Income (Expense) - Other, in the accompanying consolidated statements of operations.

NOTE 5 - STABILIZATION ACT GRANT

The Company and its wholly owned subsidiaries, ExpressJet Airlines, Inc. ("Continental Express") and Continental Micronesia, Inc., recognized a $243 million grant under the Stabilization Act for the quarter ended September 30, 2001, approximately $213 million of which was received in cash on September 27, 2001. If the losses continue as a result of the September 11, 2001 terrorist attacks, the Company and its subsidiaries expect to recognize additional grants under the Stabilization Act before the end of the calendar year totaling approximately $186183 million, and expects to receive the majority of the additional grant in cash in the amount of approximately $216213 million in cash by the end of the calendar year. The amounts grants are for compensation for the direct losses incurred beginning on September 11, 2001, resulting from the FAA grounding, and for related subsequent incremental losses expected to be incurred through December 31, 2001 as a direct result of the attacks. The recorded grant is included in Airline Stabilization Act grant in the accompanying consolidated statements of operations.

NOTE 6 - AIRCRAFT REMOVED FROM SERVICE

The Company had, as of October 15, 2001, 24 DC 10-30 aircraft, two 747-200's aircraft, two 727-200's aircraft, 30 MD-80 aircraft, six Boeing 737-300 aircraft, 11 EMB-120 turboprop aircraft, six ATR-42 turboprop aircraft, and seven Beech-1900 turboprop aircraft out of service from its fleet. The majority of these aircraft have been temporarily removed from service, and the Company will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. During the evaluation process, tThese temporarily grounded aircraft will continue to be accounted for in accordance with the Company's normal accounting policies. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in special charges for impairment and exit costs. It is also possible that certain owned aircraft currently used in the Company's operations could become impaired in the near future in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), resulting in special charges. The special charges would be material and could affect the Company's compliance with covenants contained in certain of its bank debt with a principal amount outstanding at October 15, 2001 of approximately $356 million, unless the terms of that bank debt were modified beforehand. Potential impairment, if any, of owned operating aircraft, if any, cannot be reasonably estimated until the economic environment in the airline industry has stabilized sufficiently to permit reasonable estimates of the Company's resulting fleet plan, related cash flows, and market values of specific aircraft. The Company cannot predict when such conditions will occur.

NOTE 7 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table, Continental's operating aircraft fleet consisted of 342 jets, 126 regional jets and 33 turboprop aircraft at September 30, 2001, excluding the aircraft out of service from its fleet as described in Note 6 above. Continental's purchase commitments (orders) and aircraft options as of September 30, 2001 are also shown below.
Aircraft Type	Total Aircraft	(1)	Owned	Leased	Orders	Options

777-200	16		4	12	2	4
767-400ER	6		4	2	18	-
767-200ER	9		8	1	1	6
757-300	-		-	-	15	5
757-200	41		13	28	-	-
737-900	6		4	2	8	12
737-800	67		19	48	25	32
737-700	36		12	24	15	24
737-500	66		15	51	-	-
737-300	60		12	48	-	-
MD-80	35		5	30	-	-
	342		96	246	84	83

ERJ-145XR	-		-	-	75	100
ERJ-145	98		18	80	51	-
ERJ-135	28		-	28	22	-
	126		18	108	148	100

ATR-42-320	25		8	17	-	-
EMB-120	8		2	6	-	-
	33		10	23	-	-

Total	501		124	377	232	183

  Does not include one 737-900 and one 737-800 delivered in September but not placed into service by until October.

At September 30, 2001, the Company had on firm order from The Boeing Company 84 aircraft, with an estimated cost of approximately $4.0 billion. Twenty-four of the 26 aircraft deliverable from Boeing through March 2002 have been pre-financed, and the Company intends to take delivery of all of the pre-financed aircraft. Of the remaining 60 aircraft deliverable prior to November 2005, the Company has backstop financing available from Boeing for 13 widebody aircraft, subject to negotiation of certain terms. The Company is in discussions with Boeing concerning the deferral of some of its firm order aircraft, which are scheduled to be delivered between 2002 and 2005. Additionally, at September 30, 2001, Continental Express had on firm order from Empresa Brasileira de Aeronautica S.A. ("Embraer") 148 regional jets, with an estimated aggregate cost of approximately $2.3 billion. Neither Continental Express nor the Company has any obligation to take any of the Embraer aircraft under firm commitments if they are not financed by a third party and leased to the Company or Continental Express. Continental Express currently anticipates taking delivery of all the regional jets on firm order, provided they are so financed.

NOTE 8 - LONG-TERM DEBT

Long-term debt is summarized as follows (in millions):
	September 30, 2001	December 31, 2000

Secured:
Notes payable, interest rates of 5.0% to 8.50%, payable through 2019	$2,836	$2,325
Floating rate notes, interest rates of LIBOR plus 0.49% to 1.0%, Eurodollar plus 0.875%, Commercial Paper plus 0.4% to 0.60% or Prime, payable through 2013	596	532
Revolving credit facility, floating interest rate of LIBOR plus 1.5%, payable through 2004	200	-
Credit facility, floating interest rate of LIBOR plus 1.125% and 1.0%, respectively, payable through 2002	85	150
Floating rate note, interest rate of LIBOR plus 1.375% and 1.25%, respectively, payable through 2004	71	72
Notes payable, interest rates of 8.49% to 9.07%, payable through 2008	37	39

Unsecured:
Senior notes payable, interest rate of 8.0%, payable through 2005	200	200
Notes payable, interest rate of 8.125%, payable through 2008	110	110
Other	14	14
	4,149	3,442
Less: current maturities	320	272
Total	$3,829	$3,170

In January 2001, the Company obtained a 3-year $200 million pre-delivery credit facility to be used to finance manufacturer progress payments on new Boeing aircraft.

During the second quarter of 2001, the Company completed two offerings of pass-through certificates totaling $901 million at an effective average interest rate of 6.87%. The proceeds will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new aircraft. These aircraft are scheduled for delivery from October 2001 to March 2002.

Continental has a commitment of $142 million to finance three new Boeing aircraft to be delivered from October 2001 to December 2001.

In July 2001, the Company completed an offering of $200 million of pass-through certificates at an interest rate of 7.57%. The proceeds will be used for general corporate purposes.

On September 17, 2001, the Company announced that it would not make scheduled payments due that day totaling approximately $70 million which related to certain aircraft financings, as a result of the effects on the Company of the unprecedented grounding of commercial aviation in the United States ordered by the FAA on September 11, 2001, the substantial increase in security costs imposed by the FAA in the aftermath of the terrorist attacks, and the resulting sharp drop in the demand for air transportation following the terrorist attacks. The Company cited the substantial liquidity pressure on it and the airline industry generally that had resulted from those events. The Company subsequently made these payments due on September 17, 2001 within applicable grace periods.

Subsequent to September 11, 2001, Moody's Investors Service ("Moody's"), and Standard and Poor's ("S&P") have and Fitch Ibca, Duff & Phelps ("Fitch") each lowered the credit ratings of the Company and all of the Company's debt obligations and other financial instruments for which each agency issues a credit rating. As a result of the ratings downgrades, the interest rates on $200 million and $156 million of the Company's debt at September 18, 2001, increased by 0.25% and 0.125%, respectively. On October 12, 2001, the interest rates on $200 million and $156 million of the Company's debt were further increased by 0.5% and 0.375%, respectively.As a result of the ratings downgrades, the interest rates on the $200 million, $85 million and $71 million principal amount of debt shown in the foregoing table has increased LIBOR plus 2.0%, 1.5% and 1.75%, respectively.

At September 30, 2001, the Company had bank debt totaling $356 million in outstanding principal which contains various covenants requiring the Company, among other things, to maintain a minimum cash balance of $500 million, a cumulative net worth of $[ ] million and a fixed charge coverage ratio (EBITDAR to fixed charges) of 1.25. As mentioned in Note 6, it is possible that all or a significant number of the Company's current out-of-service aircraft may be permanently removed from service at a later date, which would and certain owned aircraft could become impaired under SFAS 121, resulting in special charges for impairment and exit costs, which charges would be material and could affect the Company's compliance with these covenants unless the terms of the bank debt are were modified beforehand. Absent such a modifications, the $356 million in outstanding principal could become due and payable during the first quarter of 2002.

NOTE 9 - INCOME TAXES

Income taxes for the three and nine months ended September 30, 2001 and 2000 were provided at the federal and state statutory tax rates plus the permanent differences incurred during the period. Continental's effective tax rate has historically been adversely impacted by permanent differences including partially nondeductible travel per diems provided primarily to pilots and flight attendants. In the third quarter of 2001, these costs were a higher proportion of pre-tax income than in prior periods, causing a substantial increase in the effective tax rate.

NOTE 10 - OTHER

Cash and Cash Equivalents. Approximately $75 million of cash and cash equivalents at September 30, 2001 was classified as restricted, relating to the deferral of the payment of certain taxes in accordance with the Stabilization Act.

Proposed Public Offering of Common Stock and Recapitalization. The Company's proposed initial public offering of the Class A common stock of the Company's subsidiary, ExpressJet Holdings, Inc. ("Holdings"), accompanied by an exchange of debt obligations between the Company and Salomon Smith Barney Inc. and followed by the distribution by the Company to its stockholders of its remaining ownership interest in Holdings, has been indefinitely deferred as a result of the impact of the September 11, 2001 terrorist attacks.

  Recently Issued Accounting Standards. On July 20, 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first quarter of 2002 and currently estimates discontinuing the amortization amounts resulting in reduced amortization of approximately $23 million on an annualized basis. The Company is currently evaluating what additional impact SFAS 142 may have on the Company's financial position or results of operations.

Subsequent Events. In October 2001, the Company announced that it had signed a cooperative marketing agreement with KLM Royal Dutch Airlines that includes extensive codesharing and reciprocal frequent flyer program participation and airport lounge access. Effective December 1, 2001 (subject to governmental approval), Continental will place its code on selected flights to more than 30 European destinations operated by KLM and KLM Cityhopper beyond its Amsterdam hub, and KLM will place its code on Continental's flights between New York/Newark and Amsterdam, as well as on selected flights to U.S. destinations operated by Continental beyond its New York/Newark and Houston hubs. In addition, members of each carrier's frequent flyer program will be able to earn mileage anywhere on the other's global route network, as well as the global network of Northwest Airlines.

The Company also announced that its codeshare agreement with Air France will be terminated by mutual consent on March 31, 2002. As of that date, the Company and Air France will no longer participate in each other's frequent flyer programs, but Continental's Presidents Club members and BusinessFirst passengers will continue to have access to Air France's airport lounge at Paris/Charles de Gaulle Airport ("CDG"). The Company will continue to operate daily non-stop services between Paris/CDG and New York/Newark and Paris/CDG and Houston.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

The following discussion may contain forward-looking statements. In connection therewith, please see the impact of the September 11, 2001 terrorist attacks below as well as the risk factors set forth in the Company's 2000 10-K and its other securities filings, including a current report on Form 8-K filed on October 15, 2001, which identify important matters such as the Company's high leverage and significant financing needs, terrorist attacks, the Company's historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters), that could cause actual results to differ materially from those in the forward-looking statements.

Although traffic on many of the Company's flights has continued to increase on significantly reduced capacity since September 11, 2001, yields remain low, resulting in revenue per available seat mile, or RASM, being significantly below levels in the comparable periods in 2000 and significantly below levels forecast by the Company prior to September 11, 2001. The Company's systemwide (mainline jet) RASM for the period between September 11 and September 30, 2001 was approximately 36% lower than its systemwide RASM for the comparable period in 2000, and it estimates that its systemwide RASM for the period between October 1 and October 14, 2001 was approximately 2526% to 28% lower than its systemwide RASM for the comparable period in 2000. Moreover, certain routes, such as the transpacific and transatlantic routes, have been more adversely affected by the September 11, 2001 attacks than the Company's U.S. domestic or other routes. The reduced systemwide RASM is the result of lower load factors following the terrorist attacks, a worsening of the general economic slowdown that had already been affecting the Company's business prior to the attacks, corporate travel restrictions imposed by a number of companies in the wake of the September 11, 2001 attacks, and various fare sales designed to encourage passengers to travel after the attacks. Although the Company has taken aggressive action to reduce its costs, including significant reductions in workforce, many of the Company's costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity.

The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the level of air travel demand, business mix and yields; (3) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs it will incur as a consequence of the attacks, including those referred to herein; (4) the higher costs associated with new FAA security directives and any other increased regulation of air carriers; (5) the higher costs of aviation insurance coverage, and the extent to which such insurance (and war risk coverage for vendors) will continue to be commercially available to the Company and its vendors; (6) the ability of the Company to reduce costs to a level that takes into account the significantly reduced size of its operation, and the timing of those cost reductions; (7) the Company's ability to raise financing in light of the various factors referred to herein, including limitations imposed by the Government in recently promulgated regulations relating to the application for federal credit instruments (loan guarantees) under the Stabilization Act; (8) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; (9) the extent of uncompensated losses to the Company as a result of the terrorist attacks and their aftermath and the FAA's shutdown of the U.S. air traffic system; (10) any declines in the values of the aircraft in the Company's fleet; (11) the extent of the benefits received by the Company under the Stabilization Act, taking into account any possible challenges to and interpretations or possible amendments of the Stabilization Act or regulations issued pursuant thereto; and (12) the ability of the Company to retain its management and other employees in light of current industry conditions and their impact on compensation and morale.

The Company had, as of October 15, 2001, 64 jet aircraft and 24 turboprop aircraft out of service from its fleet. The majority of these aircraft have been temporarily removed from service and the Company will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in special charges for impairment and exit costs. It is also possible that certain owned aircraft currently used in the Company's operation could become impaired in the near future in accordance with SFAS 121, resulting in special charges. See Note 6. The special charges would be material and could affect the Company's compliance with covenants contained in certain of its bank debt with a principal amount outstanding at October 15, 2001 of approximately $356 million, unless the terms of that bank debt were modified beforehand.

As described in Note 1 - "Recent Developments", the terrorist attacks of September 11, 2001 involving commercial aircraft have had adverse effects on the Company and the airline industry generally. Among the effects experienced by the Company from the September 11, 2001 terrorist attacks are significant flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security and other costs, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. Further terrorist attacks involving commercial aircraft could result in another grounding of the Company's fleet, and would likely result in significant reductions in load factor and yields, along with increased ticket refunds and security and other costs. In addition, terrorist attacks not involving commercial aircraft, or the general increase in hostilities relating to reprisals against terrorist organizations or otherwise, could result in decreased load factors and yields for airlines, including the Company, and could also result in increased costs. For instance, fuel costs, which have declined since September 11, 2001, could escalate if oil-producing countries are impacted by hostilities or choose to reduce output, which could also impact fuel availability. The Company currently has no fuel hedges in place to protect against price increases. Premiums for aviation insurance have increased substantially, and could escalate further, or certain aviation insurance could become unavailable or available only for reduced amounts of coverage, which would result in the Company failing to comply with the levels of insurance coverage required by aircraft lenders and lessors or required by regulations. Additionally, war risk coverage or other insurance might cease to be available to the Company's vendors, or might be available only at significantly increased premiums or for reduced amounts of coverage, which could adversely impact the Company's operations or costs.

Although the adverse effects described above continue, mitigated somewhat by recently increased traffic, the Stabilization Act and the Company's cost-cutting measures, additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, could further negatively impact the Company and the airline industry.

At this point, due in part to the lack of predictability of future traffic, business mix and yields, the Company is unable to estimate the impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact. However, given the magnitude of these unprecedented events and the possible subsequent effects, the adverse impact to the Company's financial condition, results of operations and prospects may be material.

RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the three and nine months ended September 30, 2001 as compared to the corresponding periods ended September 30, 2000.

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

The Company recorded consolidated net income of $3 million for the three months ended September 30, 2001 as compared to consolidated net income of $135 million for the three months ended September 30, 2000.

Passenger revenue decreased 14.9%, $369 million, during the quarter ended September 30, 2001 as compared to the same period in 2000, which was principally due to a decrease in both traffic and yields subsequent to the September 11, 2001 attacks, as well as lower yields that had been affecting the Company's business prior to the attacks.

Cargo, mail and other revenue decreased 19.6%, $30 million, in the third quarter of 2001 compared to the third quarter of 2000 primarily due to lower contract revenue from outside ground handling, lower freight and mail due to lower international volumes and security restrictions on the Company's ability to carry freight and mail after the terrorist attacks.

Wages, salaries and related costs increased 4.1%, $31 million, during the quarter ended September 30, 2001 as compared to the same period in 2000, primarily due to a 3.4% increase in average full-time equivalent employees to support increased flying prior to the attacks, and higher wage rates. On September 15, 2001, the Company announced that it would be forced to furlough approximately 12,000 employees in connection with the reduction of its flight schedule in the wake of the September 11, 2001 terrorist attacks, although this number was subsequently reduced to approximately 8,500 employees as a result of Company-offered leaves of absence, and retirements and cancellation of open positions. Severance costs and related Company-offered benefits are included in Severance and other special charges in the accompanying consolidated statements of operations.

Aircraft fuel expense decreased 9.0%, $32 million, in the three months ended September 30, 2001 as compared to the same period in the prior year. The average price per gallon decreased 4.76% from 82.2930 cents in the third quarter of 2000 to 78.46 cents in the third quarter of 2001. Jet fuel consumption decreased 6.3% principally reflecting decreased flight operations after September 11, 2001 and the fuel efficiency of the Company's younger fleet. During the third quarter of 2000, the Company recognized gains of approximately $36 million related to its fuel hedging program, which is reflected in fuel expense.

Aircraft rentals increased 7.0%, $15 million, in the third quarter of 2001 compared to the third quarter of 2000, due to the delivery of new aircraft.

Maintenance, materials and repairs expense decreased 15.0%, $25 million, during the quarter ended September 30, 2001 as compared to the same period in 2000 due to the volume and timing of aircraft overhauls as part of the Company's ongoing maintenance program, as well as the mix of aircraft.

Landing fees and other rentals increased 4.5%, $6 million, in the three months ended September 30, 2001 as compared to the same period in the prior year primarily due to higher facilities rent and landing fees resulting from increased operations prior to September 11, 2001.

Depreciation and amortization expense increased 17.6%, $18 million, in the third quarter of 2001 compared to the third quarter of 2000 due principally to the addition of new owned aircraft and related spare parts.

Reservations and sales expense decreased 8.5%, $10 million, in the three months ended September 30, 2001 as compared to the same period in 2000 principally due to lower credit card fees as a result of lower revenue.

Passenger servicing expense decreased 8.2%, $8 million, in the three months ended September 30, 2001 as compared to the same period in 2000 primarily due to improved baggage performance and a decrease in food costs caused by a decrease in passengers.

Commissions expense decreased 37.0%, $51 million, in the third quarter of 2001 compared to the third quarter of 2000 due principally to lower revenue and lower rates due to commission caps.

Other operating expense increased 4.5%, $13 million, in the three months ended September 30, 2001 as compared to the same period in the prior year, primarily as a result of increases in miscellaneous expenses, partially offset by lower advertising and publicity expenses.

Severance and other special charges in the three months ended September 30, 2001 include costs associated with furloughs and Company-offered leaves, a charge for environmental remediation and costs associated with the closure and nonutilization of certain facilities and for certain uncollectible receivables.

Airline Stabilization Act grant in the third quarter of 2001 includes $243 million of grants from the U.S. Government as compensation for direct losses incurred beginning on September 11, 2001 through September 30, 2001 as a result of the September 11, 2001 terrorist attacks. The Company expects to recognize approximately $186183 million of additional grants in the fourth quarter of 2001 as partial compensation for direct losses expected to be incurred during that period as a result of the September 11, 2001 terrorist attacks.

Interest expense increased 25.0%, $15 million, in the third quarter of 2001 compared to the third quarter of 2000 due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by lower rates on variable debt.

Interest income decreased 54.5%, $12 million, in the third quarter of 2001 compared to the third quarter of 2000 due to lower average balances of cash and lower interest rates.

Other nonoperating income (expense) in the three months ended September 30, 2001 included approximately $22 million of special charges related to the impairment of investments in certain affiliates and the uncollectibility of the related notes receivables from those affiliates as a consequence of the events of September 11, 2001. Other nonoperating income (expense) in the three months ended September 30, 2000 included net losses of $9 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

In the third quarter of 2000, an extraordinary charge of $2 million (net of income tax benefit) was recorded related to the early extinguishment of debt.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

The Company recorded consolidated net income of $54 million and $298 million for the nine months ended September 30, 2001 and 2000, respectively.

Passenger revenue decreased 2.9%, $204 million, during the nine months ended September 30, 2001 as compared to the same period in 2000. The decrease was principally due to a decrease in yields as a result of lower business traffic.

Cargo, mail and other revenue decreased 8.0%, $35 million, primarily due to lower freight and mail due to lower international volumes and due to security restrictions on the Company's ability to carry freight and mail after the terrorist attacks.

Wages, salaries and related costs increased 9.3%, $198 million, during the nine months ended September 30, 2001 as compared to the same period in 2000, primarily due to a 5.4% increase in average full-time equivalent employees to support increased flying, prior to the attacks, and higher wage rates. On September 15, 2001, the Company announced that it would be forced to furlough approximately 12,000 employees in connection with the reduction of its flight schedule in the wake of the September 11, 2001 terrorist attacks, although this number was subsequently reduced to approximately 8,500 employees as a result of Company-offered leaves of absences, and retirements and cancellation of open positions. Severance costs and related Company-offered benefits are included in Severance and other special charges in the accompanying consolidated statements of operations.

Aircraft fuel expense increased 1.5%, $15 million, in the nine months ended September 30, 2001 as compared to the same period in the prior year. The average price per gallon increased 2.0% from 80.29 cents in the first nine months of 2000 to 81.91 cents in the first nine months of 2001. However, jet fuel consumption decreased 2.6%, principally reflecting the increased fuel efficiency of the Company's younger fleet. During the first nine months of 2001 and 2000, the Company also recognized gains of approximately $2 million and $54 million, respectively, related to its fuel hedging program, which is reflected in fuel expense.

Aircraft rentals increased 5.7%, $36 million, during the nine months ended September 30, 2001 as compared to the same period in 2000, due to the delivery of new aircraft.

Maintenance, materials and repairs expense decreased 6.6%, $33 million, during the nine months ended September 30, 2001 as compared to the same period in the prior year due to the volume and timing of aircraft overhauls as part of the Company's ongoing maintenance program as well as the mix of aircraft.

Landing fees and other rentals increased 8.3%, $33 million, in the nine months ended September 30, 2001 as compared to the same period in the prior year primarily due to higher facilities rent and landing fees resulting from increased operations prior to September 11, 2001.

Depreciation and amortization expense increased 13.9%, $41 million, in the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to the addition of new owned aircraft and related spare parts.

Reservations and sales expense increased 2.0%, $7 million, in the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to higher booking fee rates.

Commissions expense decreased 25.5%, $105 million, during the nine months ended September 30, 2001 as compared to the same period in 2000 due to a lower volume of commissionable sales and lower rates resulting from international commission caps.

Other operating expense increased 6.8%, $58 million, in the nine months ended September 30, 2001 as compared to the same period in the prior year, primarily as a result of increases in other miscellaneous expense, partially offset by lower advertising and publicity expenses.

Severance and other special charges in the nine months ended September 30, 2001 include costs associated with furloughs and Company-offered leaves, a charge for environmental remediation and costs associated with the closure and nonutilization of certain facilities and for certain uncollectible receivables.

Airline Stabilization Act grant in the nine months ended September 30, 2001 includes $243 million of grants from the U.S. Government as compensation for direct losses incurred beginning on September 11, 2001 through September 30, 2001 as a result of the September 11, 2001 terrorist attacks. The Company expects to recognize approximately $186183 million of additional grants in the fourth quarter of 2001 as partial compensation for direct losses expected to be incurred during that period as a result of the September 11, 2001 terrorist attacks.

Interest expense increased 17.1%, $32 million, in the nine months ended September 30, 2001 compared to the same period in the prior year due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by lower rates on variable debt.

Interest income decreased 41.5%, $27 million, in the nine months ended September 30, 2001 compared to the same period in 2000 due to lower average balances of cash and lower interest rates.

The Company's other nonoperating income (expense) in the nine months ended September 30, 2001 included $22 million related to the impairment of investments in certain affiliates and the uncollectibility of the related notes receivables from those affiliates, losses on marketable securities of $12 million, the Company's equity in the net losses of certain investments of $7 million, foreign currency losses of $5 million and net losses of $9 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

Other nonoperating income (expense) in the nine months ended September 30, 2000, included foreign currency losses of $6 million, the Company's equity in the net losses of certain investments of $2 million and net losses of $25 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

During the nine months ended September 30, 2000, an extraordinary charge of $6 million (net of income tax benefit) was recorded related to the early extinguishment of debt.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:
	Three Months Ended	Net
	September 30,	Increase/
	2001	2000	(Decrease)

Revenue passengers (thousands)	11,254	12,155	(7.4)%
Revenue passenger miles (millions) (1)	16,206	17,325	(6.5)%
Available seat miles (millions) (2)	21,994	22,356	(1.6)%
Cargo ton miles (millions)	217	277	(21.7)%
Passenger load factor (3)	73.7%	77.5%	(3.8) pts.
Breakeven passenger load factor (4)(5)	78.3%	67.4%	10.9 pts.
Passenger revenue per available seat mile (cents)	8.59	10.06	(14.6)%
Total revenue per available seat mile (cents)	9.33	10.89	(14.3)%
Operating cost per available seat mile (cents) (5)	9.34	9.58	(2.5)%
Operating cost per available seat mile, holding fuel rate constant (cents) (5)	9.39	9.58	(2.0)%
Average yield per revenue passenger mile (cents) (6)	11.66	12.98	(10.2)%
Average price per gallon of fuel, excluding fuel taxes (cents)	78.46	82.29	(4.7)%
Average price per gallon of fuel, including fuel taxes (cents)	82.37	86.52	(4.8)%
Fuel gallons consumed (millions)	373	398	(6.3)%
Average fare per revenue passenger	$167.86	$185.06	(9.3)%
Average daily utilization of each aircraft (hours) (7)	10:20	10:46	(0.3)%
Actual aircraft in fleet at end of period (8)	342	367	(6.8)%
Average length of aircraft flight (miles)	1,208	1,187	1.8%

	Nine Months Ended	Net
	September 30,	Increase/
	2001	2000	(Decrease)

Revenue passengers (thousands)	34,730	35,440	(2.0)%
Revenue passenger miles (millions) (1)	48,373	48,821	(0.9)%
Available seat miles (millions) (2)	66,266	64,691	2.4%
Cargo ton miles (millions)	715	812	(11.9)%
Passenger load factor (3)	73.0%	75.5%	(2.5) pts.
Breakeven passenger load factor (4)(5)	69.0%	68.1%	3.4 pts.
Passenger revenue per available seat mile (cents)	9.29	9.91	(6.3)%
Total revenue per available seat mile (cents)	10.07	10.73	(6.2)%
Operating cost per available seat mile (cents) (5)	9.55	9.67	(1.2)%
Operating cost per available seat mile, holding fuel rate constant (cents) (5)	9.52	9.67	(1.6)%
Average yield per revenue passenger mile (cents) (6)	12.72	13.13	(3.1)%
Average price per gallon of fuel, excluding fuel taxes (cents)	81.91	80.30	2.0%
Average price per gallon of fuel, including fuel taxes (cents)	86.20	84.53	2.0%
Fuel gallons consumed	1,129	1,159	(2.6)%
Average fare per revenue passenger	$177.20	$180.89	(2.0)%
Average daily utilization of each aircraft (hours) (7)	10:40	10:40	-
Actual aircraft in fleet at end of period (8)	342	367	(6.8)%
Average length of aircraft flight (miles)	1,188	1,158	2.6%

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

  2001 excludes $63 million severance and other special charges and a $243 million grant under the Stabilization Act.

  The average revenue received for each mile a revenue passenger is carried.

  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

  Excludes 63 jet aircraft that are currently removed from service at September 30, 2001 (24 DC 10-30 aircraft, two 747-200 aircraft, two 727-200 aircraft, 30 MD-80 aircraft and five 737-300 aircraft).

LIQUIDITY AND CAPITAL COMMITMENTS

As of September 30, 2001, the Company had $1.2 billion in cash and cash equivalents. Included in that amount is $75 million of restricted cash for September payroll taxes and federal transportation taxes, the payment of which is deferred until November pursuant to the Stabilization Act. Cash flows from operations for the nine months ended September 30, 2001 was were $575 million, which included grants under the Stabilization Act. Cash flows used by investing activities, primarily capital expenditures and purchase deposits for aircraft, was were $571 million for the nine months ended September 30, 2001. Cash flows used by financing activities, primarily for the repurchase of stock and payment of debt offset by issuance of long-term debt, was were $249 million for the nine months ended September 30, 2001.

Since September 11, 2001, the Company has not generated positive cash flow from its operations. Although recently improved traffic has significantly decreased the average daily negative cash flow from operations, the Company's cash flow from operations remains negative at approximately $4 million per day. Due to the lack of predictability of future traffic, business mix and yields occasioned in part by the September 11, 2001 terrorist attacks and their aftermath, the Company is unable to estimate when it will again generate positive cash flow from operations. The Company and its subsidiaries anticipate receiving the majority of additional cash grants under the Stabilization Act of approximately $216213 million by the end of 2001. In addition, the Company will explore the availability of financing for its liquidity needs in the private capital markets, and may apply for loan guarantees under the Stabilization Act and the Stabilization Act also provides for loan guarantees. The Company does not currently have any lines of credit, but had unencumbered assets, consisting primarily of spare parts, with a book value of approximately $1.6 billion at September 30, 2001 which could be pledged in connection with future financings.

The Stabilization Act provides for $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company may apply for a loan guarantee under this program.

Aircraft and Facilities Financing. In January 2001, the Company obtained a three-year $200 million pre-delivery credit facility to be used to finance manufacturer progress payments on new Boeing aircraft.

During the second quarter of 2001, the Company completed two offerings of pass-through certificates totaling $901 million at an effective average interest rate of 6.87%. The proceeds will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of 21 new aircraft. These aircraft are scheduled for delivery from October 2001 to March 2002.

Continental has a commitment of $142 million to finance three new Boeing aircraft to be delivered from October 2001 to December 2001.

In July 2001, the Company completed an offering of $200 million of pass-through certificates at an interest rate of 7.57%. The proceeds are being used for general corporate purposes.

Subsequent to September 11, 2001, Moody's, and S&P and Fitch have each lowered the credit ratings on the Company and all of the Company's debt obligations and other financial instruments for which each agency issues a credit rating. As a result of the ratings downgrades, the interest rates on $200 million and $156 million of the Company's debt at September 18, 2001, increased by 0.25% and 0.125%, respectively. On October 12, 2001, the interest rates on $200 million and $156 million of the Company's debt were further increased by 0.5% and 0.375%, respectively.As a result of the ratings downgrades, the interest rates on $200 million, $85 million and $71 million principal amount of debt (see Note 8) has increased to LIBOR plus 2.0%, 1.5% and 1.75%, respectively.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds (the "IAH bonds") to finance the construction of Terminal E at Bush Intercontinental Airport. Continental has issued a corporate guaranty for the benefit of bondholders that becomes enforceable upon completion of construction and upon the occurrence of certain other conditions. In connection therewith, the Company has entered into a long-term lease with the City of Houston providing with limited exceptions for the Company to make rental payments sufficient to service the related tax-exempt bonds, which have a term no longer than 28 years.

In light of recent events, the Company continues to evaluate its long-term plans for various facilities projects in its hubs. The partial opening of Terminal C-3 in Newark was delayed from its originally scheduled date of October 1, 2001 until early December 2001. The entire Terminal C-3 project (the financing for which has been completed), including a new federal inspection services facility for processing arriving international passengers, is expected to be completed in the first half of 2002. The scope of other minor support projects in Newark is being reviewed. In Houston, construction began on the Terminal E project in September 2001, and management currently does not expect any material change in the timing or scope of the project. The financing for the Terminal E project in Houston has also been completed.

Purchase Commitments. Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 7.

Continental expects its cash outlays for 2001 capital expenditures, exclusive of fleet plan requirements, to aggregate approximately $175 million (net of financings), primarily relating to software application and automation infrastructure projects, aircraft modifications and mandatory maintenance projects, airport facility improvements and office, maintenance, telecommunications and ground equipment. Continental's capital expenditures during the nine months ended September 30, 2001 aggregated $132 million (net of financings), exclusive of fleet plan expenditures.

The Company expects to fund its future capital commitments through internally generated funds its cash balances together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Deferred Taxes Assets. As of December 31, 2000, the Company had a net deferred tax liability of $650 million. Gross deferred tax liabilities of $1,064 mbillion were offset by gross deferred tax assets aggregating $677 million, including $366 million related to net operating losses ("NOLs"), net of a valuation allowance of $263 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change". In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If an ownership change occurred, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax exempt interest rate (which was 5.0% for September 2001 ownership changes). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $40 million per year other than through the recognition of future built-in gain transactions.

Outlook. As discussed above, in light of the events of September 11, 2001 and their aftermath, the Company is unable to estimate when it will again generate positive cash flows from operations, and expects to incur a loss in the fourth quarter, which loss could be significant. Although load factors have improved in recent weeks, they have done so against significantly reduced capacity. The reduced capacity, coupled with the fact that many of the Company's costs are fixed in the intermediate to long term, will continue to drive higher unit costs. Cost per available seat mile in the fourth quarter of 2001 is expected to increase approximately [2% to 5%] year over year, despite a 20% reduction in capacity.Business traffic in most markets continues to be weak, which lowers yields and raises the Company's break-even load factor. The Company cannot predict when business traffic or yields will increase. To date during the fourth quarter, carriers continue to offer reduced fares to attract passengers.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company reaches new union agreements, partially offset by savings realized through employee furloughs, Company-offered leaves of absence, retirements and cancellation of open positions, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions, and insurance, which has already increased significantly since the September 11, 2001 terrorist attacks), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (vi) changes in the Company's fleet and related capacity and (vii) the Company's continuing efforts to reduce costs throughout its operations,, including reduced maintenance costs for new aircraft, reduced distribution expense from using electronic ticketing and the internet for bookings, reduced capital spending, lowering capacity to meet demand, and continuing to remove non-value added costs from the system. However, the precise impact of these items cannot be known at this time, particularly in light of the recent terrorist attacks and the ongoing counterattacks by the United States and its allies on terrorist organizations and related parties.reactions to those attacks and other terrorist counter-terrorist actions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Continental's 2000 10-K except as follows:

    The Company currently has no fuel hedges in place to protect against fuel price increases.

    The Company's interest rate cap, which limited the amount of potential increase in the LIBOR rate component of the floating rate to a maximum of 9% over the term of the contract, expired July 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The 2002 annual meeting of the Company's stockholders will be held on April 17, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.1	Form of Employee Stock Option Grant pursuant to the Continental Airlines, Inc. l997 Stock Incentive Plan, as amended.
10.2	Form of Employee Stock Option Grant pursuant to the Continental Airlines, Inc. 1998 Stock Incentive Plan, as amended.
10.3	Form of Employee Stock Option Agreement and Award Notice pursuant to the Continental Airlines, Inc. Incentive Plan 2000, as amended (the "2000 Plan").
10.4	Form of Restricted Stock Agreement and Award Notice pursuant to the 2000 Plan.
10.5	Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended.
10.6	Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended.
10.7	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended.
10.7(a)	Form of Officer Retention and Incentive Award Notice.
10.8	Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001 between the Company and the City of Houston, Texas regarding George Bush Intercontinental Airport.

10.9	Letter agreement dated September 26, 2001 between the Company and Gordon M. Bethune.
10.10	Letter agreement dated September 26, 2001 between the Company and Lawrence W. Kellner.
10.11	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951 between the Company and Boeing, dated August 31, 2001, relating to the purchase of Boeing 737 aircraft. (1)
10.12	Supplemental Agreement No. 6 to Purchase Agreement No. 2060 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft ("P.A. 2060"), dated July 11, 2001. (1)
10.13	Supplemental Agreement No. 7, including side letter, to P.A. 2060 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated August 31, 2001. (1)
10.14	Supplemental Agreement No. 5, including side letters, to Purchase Agreement No. 2211, relating to the purchase of Boeing 767 aircraft, dated August 31, 2001. (1)

(b) Reports on Form 8-K:

(i)

Report dated June 26, 2001, reporting Item 7. "Financial Statements and Exhibits". (An 8-K/A was filed on July 13, 2001 which amended and restated the report in its entirety.) No financial statements were filed with the report, which included an Exhibit Index related to the offering of Continental Airlines, Inc.'s Class C Pass Through Certificates, Series 2001-1.

(ii)	Report dated July 2, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting June performance.

(iii)

Report dated July 10, 2001, reporting Item 5. "Other Events". Pro forma financial statements were filed with the report, which included a press release discussing the filing by ExpressJet Holdings, Inc. of a registration statement with the Securities and Exchange Commission to effect an initial public offering of shares of its Class A common stock.

(iv)

Report dated July 13, 2001, reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included an Exhibit Index related to the offering of Continental Airlines, Inc.'s Class D Pass Through Certificates, Series 2001-2.

(v)	Report dated July 16, 2001, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with the report, which included Exhibits related to certain projected data.

(vi)

Report dated July 31, 2001, reporting Item 7. "Other Events". No financial statements were filed with the report, which included an Exhibit Index related to the offering of Continental Airlines, Inc.'s Class D Pass Through Certificates, Series 2001-2.

(vii)	Report dated August 1, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting July performance.

(viii)

Report dated August 9, 2001, reporting Item 5. "Other Events". Pro forma financial statements were filed with the report,reflecting certain pro forma financial information through the second quarter for the transaction described in the report dated July 10,2001 and described above.

(ix)	Report dated September 4, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting August performance.

(x)	Report dated September 6, 2001, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with the report, which included Exhibits related to certain projected data.

(xi)

Report dated September 15, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which reported that the Company had sustained daily operating losses and a decline in passenger traffic since September 11, 2001 and that the Company would not be making scheduled payments on certain aircraft financings and which included a press release announcing flight schedule reductions and furloughs.

(xii)

Report dated September 18, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which reported the lowering of the Company's credit rating and the lowering of the rating on certain of its debt securities.

(xiii)

Report dated September 20, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which reported that the Company would make scheduled payments on certain aircraft financings within the applicable grace period.

(xiv)

Report dated September 21, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which reported that the Company's credit rating had been lowered by another ratings agency and the lowering of the rating on certain of its debt securities by another agency.

(xv)

Report dated September 24, 2001, reporting Item 5. "Other Events". No financial statements were filed with the report, which reported that the Company would make scheduled payments on certain aircraft financings within the applicable grace period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

(Registrant)

Date: October 31, 2001 by: /s/ Jeff Misner                                ____

Jeffrey J. Misner

Senior Vice President - Finance

(Principal Financial Officer)

(On behalf of Registrant)

Date: October 31, 2001 /s/ Chris Kenny                              ____

Chris Kenny

Staff Vice President and Controller

(Principal Accounting Officer)

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.

10.1	Form of Employee Stock Option Grant pursuant to the Continental Airlines, Inc. l997 Stock Incentive Plan, as amended.
10.2	Form of Employee Stock Option Grant pursuant to the Continental Airlines, Inc. 1998 Stock Incentive Plan, as amended.
10.3	Form of employee stock Option Agreement and Award Notice pursuant to the Continental Airlines, Inc. Incentive Plan 2000, as amended (the "2000 Plan").
10.4	Form of Restricted Stock Agreement and Award Notice pursuant to the 2000 Plan.
10.5	Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended.
10.6	Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended.
10.7	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended.
10.7(a)	Form of Officer Retention and Incentive Award Notice.
10.8	Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001 between the Company and the City of Houston, Texas regarding George Bush Intercontinental Airport.
10.9	Letter agreement dated September 26, 2001 between the Company and Gordon M. Bethune.
10.10	Letter agreement dated September 26, 2001 between the Company and Lawrence W. Kellner.
10.11	Supplemental Agreement No. 24, including side letters, to Purchase Agreement No. 1951 between the Company and Boeing, dated August 31, 2001, relating to the purchase of Boeing 737 aircraft. (1)
10.12	Supplemental Agreement No. 6 to Purchase Agreement No. 2060 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft ("P.A. 2060"), dated July 11, 2001. (1)
10.13	Supplemental Agreement No. 7, including side letter, to P.A. 2060, dated August 31, 2001. (1)
10.14	Supplemental Agreement No. 5, including side letters, to Purchase Agreement No. 2211 between the Company and Boeing, relating to the purchase of Boeing 767 aircraft, dated August 31, 2001. (1)

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.