Form 10-Q/A
period 2001-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2001-11-15
CIK 319687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-1

THIS FILING AMENDS THE REPORT IN ITS ENTIRETY

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

As of November 2, 2001, 55,420,472 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Revenue:
Passenger	$2,100	$2,469	$6,826	$7,030
Cargo, mail and other	123	153	405	440
	2,223	2,622	7,231	7,470

Operating Expenses:
Wages, salaries and related costs	779	748	2,337	2,139
Aircraft fuel	322	354	1,016	1,001
Aircraft rentals	230	215	667	631
Maintenance, materials and repairs	142	167	464	497
Landing fees and other rentals	139	133	433	400
Depreciation and amortization	120	102	336	295
Reservations and sales	107	117	359	352
Passenger servicing	89	97	276	273
Commissions	87	138	307	412
Other	301	288	916	858
Severance and other special charges	63	-	63	-
Stabilization Act compensation	(243)	-	(243)	-
	2,136	2,359	6,931	6,858

Operating Income	87	263	300	612

Nonoperating Income (Expense):
Interest expense	(75)	(60)	(219)	(187)
Interest capitalized	13	15	43	42
Interest income	10	22	38	65
Other, net	(23)	(16)	(51)	(35)
	(75)	(39)	(189)	(115)

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

CONTINENTAL AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2001	2000
	(Unaudited)

Net cash provided by operating activities	$ 568	$ 836

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries, net of refunds	(155)	(94)
Capital expenditures	(435)	(352)
Proceeds from sale of short-term investments	24	392
Other	2	19
Net cash used by investing activities	(564)	(35)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	421	153
Payments on long-term debt and capital lease obligations	(273)	(648)
Purchase of Class B common stock	(451)	(431)
Proceeds from issuance of Class B common stock	64	80
Other	(10)	3
Net cash used by financing activities	(249)	(843)

Net Decrease in Cash and Cash Equivalents	(245)	(42)

Cash and Cash Equivalents - Beginning of Period	1,371	1,198

Cash and Cash Equivalents - End of Period (1)	$1,126	$1,156

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 529	$ 315

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

NOTE 1 - RECENT DEVELOPMENTS

On September 11, 2001, terrorists hijacked four commercial aircraft operated by two U.S. air carriers, crashing two aircraft into the towers of the World Trade Center in New York City, one aircraft into the Pentagon in Washington, D.C., and one aircraft into a field in Pennsylvania, causing substantial loss of life and property. The Federal Aviation Administration ("FAA") ordered all U.S. aircraft grounded immediately as well as all other aircraft operating in the United States. This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter. Passenger traffic and yields on the Company's flights declined significantly when flights were permitted to resume, and the Company refunded significant numbers of tickets. Since that time, the Company has experienced materially reduced revenue and has incurred additional costs as compared to its forecasts made prior to September 11, 2001. Although load factors on the Company's domestic flights have increased to levels similar to what it experienced prior to September 11, 2001 (however on significantly less capacity), load factors on its international flights, and yields on its domestic and international flights, remain at unusually low levels.

On September 15, 2001, the Company announced that it would immediately reduce its flight schedule by approximately 20 percent on a systemwide available seat mile basis and would be forced to furlough approximately 12,000 employees in connection with the schedule reduction. This schedule reduction and furlough resulted from the then current and anticipated adverse effects on demand for air travel caused by the terrorist attacks and the operational and financial costs of significantly increased security requirements. At October 31, 2001, the Company had reduced its systemwide available seat miles by approximately 18% as compared with capacity immediately prior to September 11, 2001. The Company's future flight schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition. The original furlough estimate has been reduced by approximately 3,500 employees through the use of Company-offered leaves of absence, retirements and cancellation of open positions. The Company had completed a majority of the furloughs at October 31, 2001. The Company has recently recalled several hundred workers to assist in enhanced security requirements at airports.

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

NOTE 4 - SEVERANCE AND OTHER SPECIAL CHARGES

In September 2001, the Company recorded a special charge totaling $63 million for the following:

    As a result of the reduced operations and Company-wide furloughs discussed above in Note 1, some employees accepted Company-offered one-year leaves of absence, which included continued medical coverage and retirement plan credit. Costs associated with these leaves of absence, together with severance for furloughed employees, resulted in the Company recording a charge of $29 million.

    As a result of the reduced operations and issues arising out of the terrorist attacks of September 11, 2001 and their aftermath, the Company accrued $17 million for additional costs associated with the closure and nonutilization of certain facilities and for certain uncollectible receivables.

    The Company accrued $17 million of additional costs for remediation of environmental contamination at various airport locations. Amounts recorded are based on preliminary third-party environmental studies and the Company's current assessments of the ultimate outcome, and accordingly, could increase or decrease as these assessments change.

This charge is recorded in Severance and other special charges in the accompanying consolidated statements of operations.

Also, in September 2001, and as a consequence of the events discussed above in Note 1, the Company recorded a special non-operating charge of $22 million related to the impairment of investments in certain affiliates and the uncollectibility of related notes receivable. This charge is included in Non-operating Income (Expense) - Other, in the accompanying consolidated statements of operations.

NOTE 5 - STABILIZATION ACT COMPENSATION

The Company and its wholly owned subsidiaries, ExpressJet Airlines, Inc. ("Continental Express") and Continental Micronesia, Inc., recognized $243 million of compensation under the Stabilization Act for the quarter ended September 30, 2001, approximately $213 million of which was received in cash on September 27, 2001. The Company and its subsidiaries expect to recognize additional compensation under the Stabilization Act before the end of the calendar year totaling approximately $185 million, and expect to receive the majority of the additional compensation (totaling approximately $215 million in cash) by the end of the calendar year. The compensation is for the direct losses incurred beginning on September 11, 2001, resulting from the FAA grounding, and for incremental losses expected to be incurred through December 31, 2001 as a direct result of the attacks. The recorded compensation is included in Stabilization Act compensation in the accompanying consolidated statements of operations.

NOTE 6 - AIRCRAFT AND OTHER LONG-LIVED ASSETS

The Company had, as of November 12, 2001, 24 DC-10-30 aircraft (including four aircraft subleased to other air carriers), two 747-200 aircraft, two 727-200 aircraft, 27 MD-80 aircraft, six 737-300 aircraft, 11 EMB-120 turboprop aircraft, six ATR-42 turboprop aircraft, and six Beech-1900 turboprop aircraft out of service from its fleet. The majority of these aircraft have been temporarily removed from service, and the Company will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. During the evaluation process, these temporarily grounded aircraft will continue to be accounted for in accordance with the Company's normal accounting policies. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in special charges for impairment and exit costs.

It is also possible that certain aircraft currently used in the Company's operations and other long-lived assets, including routes, gates and slots currently used in operations, could potentially be impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), resulting in special charges. Such potential impairment, if any, of operating aircraft and other long-lived assets cannot be reasonably estimated until the economic environment in the airline industry has stabilized sufficiently to permit reasonable estimates of the Company's resulting fleet plan, related cash flows, and market values of specific aircraft and other long-lived assets. The Company cannot predict when such conditions will occur.

The special charges for all or a significant portion of the temporarily grounded aircraft would, and any special charges for impairment of operating aircraft and other long-lived assets could, be material and could affect the Company's compliance with covenants contained in certain of its bank debt with a principal amount outstanding at October 31, 2001 of approximately $356 million, unless the terms of that bank debt were modified beforehand.

NOTE 7 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table, Continental's operating aircraft fleet consisted of 342 jets, 126 regional jets and 33 turboprop aircraft at September 30, 2001, excluding aircraft temporarily grounded at that date. Continental's purchase commitments (orders) and aircraft options as of September 30, 2001 are also shown below.
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

  Excludes 24 DC-10-30 aircraft, two 747-200 aircraft, two 727-200 aircraft, 30 MD-80 aircraft, five 737-300 aircraft, 11 EMB-120 turboprop aircraft, six ATR-42 turboprop aircraft and seven Beech-1900 turboprop aircraft removed from service as of September 30, 2001 and two 737 aircraft delivered in September but not placed into service until October.

At September 30, 2001, the Company had on firm order from The Boeing Company 84 aircraft, with an estimated cost of approximately $4.0 billion. Twenty-four of the 26 aircraft deliverable from Boeing through March 2002 have been pre-financed, and the Company intends to take delivery of all of the pre-financed aircraft. Of the remaining 60 aircraft deliverable prior to November 2005, the Company has backstop financing available from Boeing for 13 widebody aircraft, subject to negotiation of certain terms. The Company is in discussions with Boeing concerning the deferral of some of its firm order aircraft, which are scheduled to be delivered between 2002 and 2005. Additionally, at September 30, 2001, Continental Express had on firm order from Empresa Brasileira de Aeronautica S.A. ("Embraer") 148 regional jets, with an estimated cost of approximately $2.3 billion. Neither Continental Express nor the Company has any obligation to take any of the Embraer aircraft under firm commitments if they are not financed by a third party and leased to the Company or Continental Express. Continental Express currently anticipates taking delivery of all the regional jets on firm order, provided they are so financed.

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

On September 17, 2001, the Company announced that it would not make scheduled payments due that day totaling approximately $70 million which related to certain aircraft financings, as a result of the effects on the Company of the unprecedented grounding of commercial aviation in the United States ordered by the FAA on September 11, 2001, the substantial increase in security costs imposed by the FAA in the aftermath of the terrorist attacks, and the sharp drop in the demand for air transportation following the terrorist attacks. The Company subsequently made these payments due on September 17, 2001 within applicable grace periods.

Subsequent to September 11, 2001, Moody's Investors Service ("Moody's"), Standard and Poor's ("S&P") and Fitch Ibca, Duff & Phelps ("Fitch") each lowered the credit ratings of the Company and all of the Company's debt obligations and other financial instruments for which each agency issues a credit rating. As a result of the ratings downgrades, the interest rates on the $200 million, $85 million and $71 million principal amount of bank debt shown in the foregoing table have increased to LIBOR plus 2.0%, 1.5% and 1.75%, respectively.

See Note 6 for a discussion of the impact of certain special charges on the Company's compliance with covenants contained in certain of its bank debt.

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

Subsequent Events. In October 2001, the Company announced that it had signed a cooperative marketing agreement with KLM Royal Dutch Airlines ("KLM") that includes extensive codesharing and reciprocal frequent flyer program participation and airport lounge access. Effective December 1, 2001 (subject to governmental approval), Continental will place its code on selected flights to more than 30 European destinations operated by KLM and KLM Cityhopper beyond its Amsterdam hub, and KLM will place its code on Continental's flights between New York/Newark and Amsterdam, as well as on selected flights to U.S. destinations operated by Continental beyond its New York/Newark and Houston hubs. In addition, members of each carrier's frequent flyer program will be able to earn mileage anywhere on the other's global route network, as well as the global network of Northwest Airlines.

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

On November 12, 2001, an American Airlines flight bound for the Dominican Republic crashed shortly after takeoff from New York's Kennedy airport. At the time of this filing, the crash was being investigated as an accident and not as an act of terrorism.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

The following discussion may contain forward-looking statements that are not limited to historical facts, but reflect the Company's current beliefs, expectations or intentions regarding future events. In connection therewith, please see the discussion of the impact of the September 11, 2001 terrorist attacks below as well as the risk factors set forth in the Company's 2000 10-K and its other securities filings, including a current report on Form 8-K filed on October 15, 2001, which identify important matters such as the Company's high leverage and significant financing needs, terrorist attacks, the Company's historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters), that could cause actual results to differ materially from those in the forward-looking statements.

Although traffic on many of the Company's flights has continued to increase on significantly reduced capacity since September 11, 2001, yields remain low, resulting in revenue per available seat mile, or RASM, being significantly below levels in the comparable periods in 2000 and significantly below levels forecast by the Company prior to September 11, 2001. The Company's systemwide (mainline jet) RASM for the period between September 11 and September 30, 2001 was approximately 35% lower than its systemwide RASM for the comparable period in 2000, and it estimates that its systemwide RASM for October 2001 was approximately 23% lower than its systemwide RASM for the comparable period in 2000. Moreover, certain routes, such as the transpacific and transatlantic routes, have been more adversely affected by the September 11, 2001 attacks than the Company's U.S. domestic or other routes. The reduced systemwide RASM is the result of lower load factors following the terrorist attacks, a worsening of the general economic slowdown that had already been affecting the Company's business prior to the attacks, corporate travel restrictions imposed by a number of companies in the wake of the September 11, 2001 attacks, and various fare sales designed to encourage passengers to travel after the attacks. Although the Company has taken aggressive action to reduce its costs, including significant reductions in workforce, many of the Company's costs are fixed over the intermediate to longer term, so that the Company is not able to reduce its costs as quickly as it is able to reduce its capacity.

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

The Company had, as of November 12, 2001, 61 jet aircraft and 23 turboprop aircraft out of service from its fleet. The majority of these aircraft have been temporarily removed from service and the Company will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in special charges for impairment and exit costs. It is also possible that certain aircraft currently used in the Company's operations and other long-lived assets could potentially be impaired, resulting in special charges. Such potential impairment, if any, of operating aircraft and other long-lived assets cannot be reasonably estimated until the economic environment in the airline industry has stabilized sufficiently to permit reasonable estimates of the Company's resulting fleet plan, related cash flows, and market values of specific aircraft and other long-lived assets. The Company cannot predict when such conditions will occur. The special charges for all or a significant portion of the temporarily grounded aircraft would, and any special charges for impairment of operating aircraft and other long-lived assets could, be material and could affect the Company's compliance with covenants contained in certain of its bank debt with a principal amount outstanding at October 31, 2001 of approximately $356 million, unless the terms of that bank debt were modified beforehand.

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

Wages, salaries and related costs increased 4.1%, $31 million, during the quarter ended September 30, 2001 as compared to the same period in 2000, primarily due to a 3.4% increase in average full-time equivalent employees to support increased flying prior to the attacks, and higher wage rates. On September 15, 2001, the Company announced that it would be forced to furlough approximately 12,000 employees in connection with the reduction of its flight schedule in the wake of the September 11, 2001 terrorist attacks, although this number was subsequently reduced as a result of Company-offered leaves of absence and retirements. Severance costs and related Company-offered benefits are included in Severance and other special charges in the accompanying consolidated statements of operations.

Aircraft fuel expense decreased 9.0%, $32 million, in the three months ended September 30, 2001 as compared to the same period in the prior year. The average price per gallon decreased 4.7% from 82.29 cents in the third quarter of 2000 to 78.46 cents in the third quarter of 2001. Jet fuel consumption decreased 6.3% principally reflecting decreased flight operations after September 11, 2001 and the fuel efficiency of the Company's younger fleet. During the third quarter of 2000, the Company recognized gains of approximately $36 million related to its fuel hedging program, which is reflected in fuel expense.

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

Stabilization Act compensation in the third quarter of 2001 includes $243 million of compensation from the U.S. Government for direct losses incurred beginning on September 11, 2001 through September 30, 2001 as a result of the September 11, 2001 terrorist attacks. The Company expects to recognize approximately $185 million of additional compensation in the fourth quarter of 2001 as partial compensation for direct losses expected to be incurred during that period as a result of the September 11, 2001 terrorist attacks.

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

Other nonoperating income (expense) in the three months ended September 30, 2001 included approximately $22 million of special charges related to the impairment of investments in certain affiliates and the uncollectibility of the related notes receivable as a consequence of the events of September 11, 2001. Other nonoperating income (expense) in the three months ended September 30, 2000 included net losses of $9 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

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

Wages, salaries and related costs increased 9.3%, $198 million, during the nine months ended September 30, 2001 as compared to the same period in 2000, primarily due to a 5.4% increase in average full-time equivalent employees to support increased flying, prior to the attacks, and higher wage rates. On September 15, 2001, the Company announced that it would be forced to furlough approximately 12,000 employees in connection with the reduction of its flight schedule in the wake of the September 11, 2001 terrorist attacks, although this number was subsequently reduced as a result of Company-offered leaves of absences and retirements. Severance costs and related Company-offered benefits are included in Severance and other special charges in the accompanying consolidated statements of operations.

Aircraft fuel expense increased 1.5%, $15 million, in the nine months ended September 30, 2001 as compared to the same period in the prior year. The average price per gallon increased 2.0% from 80.30 cents in the first nine months of 2000 to 81.91 cents in the first nine months of 2001. However, jet fuel consumption decreased 2.6%, principally reflecting the increased fuel efficiency of the Company's younger fleet. During the first nine months of 2001 and 2000, the Company also recognized gains of approximately $2 million and $54 million, respectively, related to its fuel hedging program, which is reflected in fuel expense.

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

Stabilization Act compensation in the nine months ended September 30, 2001 includes $243 million of compensation from the U.S. Government for direct losses incurred beginning on September 11, 2001 through September 30, 2001 as a result of the September 11, 2001 terrorist attacks. The Company expects to recognize approximately $185 million of additional compensation in the fourth quarter of 2001 as partial compensation for direct losses expected to be incurred during that period as a result of the September 11, 2001 terrorist attacks.

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

The Company's other nonoperating income (expense) in the nine months ended September 30, 2001 included $22 million related to the impairment of investments in certain affiliates and the uncollectibility of the related notes receivable, losses on marketable securities of $12 million, the Company's equity in the net losses of certain investments of $7 million, foreign currency losses of $5 million and net losses of $9 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

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

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations, for the periods indicated is as follows:
	Three Months Ended	Net
	September 30,	Increase/
	2001	2000	(Decrease)

Revenue passengers (thousands)	11,254	12,155	(7.4)%
Revenue passenger miles (millions) (1)	16,206	17,325	(6.5)%
Available seat miles (millions) (2)	21,994	22,356	(1.6)%
Cargo ton miles (millions)	217	277	(21.7)%
Passenger load factor (3)	73.7%	77.5%	(3.8) pts.
Breakeven passenger load factor (4)(5)	78.3%	67.4%	10.9 pts.
Passenger revenue per available seat mile (cents)	8.59	10.06	(14.6)%
Total revenue per available seat mile (cents)	9.33	10.89	(14.3)%
Operating cost per available seat mile (cents) (5)	9.34	9.58	(2.5)%
Operating cost per available seat mile, holding fuel rate constant (cents) (5)	9.39	9.58	(2.0)%
Average yield per revenue passenger mile (cents) (6)	11.66	12.98	(10.2)%
Average price per gallon of fuel, excluding fuel taxes (cents)	78.46	82.29	(4.7)%
Average price per gallon of fuel, including fuel taxes (cents)	82.37	86.52	(4.8)%
Fuel gallons consumed (millions)	373	398	(6.3)%
Average fare per revenue passenger	$167.86	$185.06	(9.3)%
Average daily utilization of each aircraft (hours) (7)	10:20	10:46	(0.3)%
Actual aircraft in fleet at end of period (8)	342	367	(6.8)%
Average length of aircraft flight (miles)	1,208	1,187	1.8%

	Nine Months Ended	Net
	September 30,	Increase/
	2001	2000	(Decrease)

Revenue passengers (thousands)	34,730	35,440	(2.0)%
Revenue passenger miles (millions) (1)	48,373	48,821	(0.9)%
Available seat miles (millions) (2)	66,266	64,691	2.4%
Cargo ton miles (millions)	715	812	(11.9)%
Passenger load factor (3)	73.0%	75.5%	(2.5) pts.
Breakeven passenger load factor (4)(5)	71.5%	68.1%	3.4 pts.
Passenger revenue per available seat mile (cents)	9.29	9.91	(6.3)%
Total revenue per available seat mile (cents)	10.07	10.73	(6.2)%
Operating cost per available seat mile (cents) (5)	9.55	9.67	(1.2)%
Operating cost per available seat mile, holding fuel rate constant (cents) (5)	9.52	9.67	(1.6)%
Average yield per revenue passenger mile (cents) (6)	12.72	13.13	(3.1)%
Average price per gallon of fuel, excluding fuel taxes (cents)	81.91	80.30	2.0%
Average price per gallon of fuel, including fuel taxes (cents)	86.20	84.53	2.0%
Fuel gallons consumed	1,129	1,159	(2.6)%
Average fare per revenue passenger	$177.20	$180.89	(2.0)%
Average daily utilization of each aircraft (hours) (7)	10:40	10:40	-
Actual aircraft in fleet at end of period (8)	342	367	(6.8)%
Average length of aircraft flight (miles)	1,188	1,158	2.6%

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

  The percentage of seats that must be occupied by revenue passengers in order for the airline to break even on an income before income taxes basis, excluding nonrecurring charges and other special items.

  2001 excludes $63 million severance and other special charges and $243 million of compensation under the Stabilization Act.

  The average revenue received for each mile a revenue passenger is carried.

  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

  Excludes 24 DC-10-30 aircraft, two 747-200 aircraft, two 727-200 aircraft, 30 MD-80 aircraft and five 737-300 aircraft removed from service as of September 30, 2001 and two 737 aircraft delivered in September but not placed into service until October. Excludes seven DC-10-30 aircraft, two 747-200 aircraft and two 727-200 aircraft removed from service as of September 30, 2000.

LIQUIDITY AND CAPITAL COMMITMENTS

As of September 30, 2001, the Company had $1.2 billion in cash and cash equivalents. Included in that amount is $75 million of restricted cash for September payroll taxes and federal transportation taxes, the payment of which is deferred until November for payroll taxes and January for transportation taxes pursuant to the Stabilization Act. Cash flows from operations for the nine months ended September 30, 2001 were $568 million, which included compensation under the Stabilization Act. Cash flows used by investing activities, primarily capital expenditures and purchase deposits for aircraft, were $564 million for the nine months ended September 30, 2001. Cash flows used by financing activities, primarily for the repurchase of stock and payment of debt offset by issuance of long-term debt, were $249 million for the nine months ended September 30, 2001.

Since September 11, 2001, the Company has not generated positive cash flow from its operations. Although recently improved traffic has significantly decreased the average daily negative cash flow from operations, the Company's cash flow from operations remains negative at approximately $4 to $5 million per day. Due to the lack of predictability of future traffic, business mix and yields occasioned in part by the September 11, 2001 terrorist attacks and their aftermath, the Company is unable to estimate when it will again generate positive cash flow from operations. The Company and its subsidiaries anticipate receiving the majority of additional compensation under the Stabilization Act (totaling approximately $215 million in cash) by the end of 2001. In addition, the Company will explore the availability of financing for its liquidity needs in the capital markets. The Company does not currently have any lines of credit, but had unencumbered assets, consisting primarily of spare parts, with a book value in excess of $1.0 billion at September 30, 2001 which could be pledged in connection with future financings. Furthermore, the Stabilization Act provides for $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company may apply for a loan guarantee under this program.

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

Subsequent to September 11, 2001, Moody's, S&P and Fitch each lowered the credit ratings of the Company and all of the Company's debt obligations and other financial instruments for which each agency issues a credit rating, resulting in higher interest costs on $356 million of the Company's debt.

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

In light of recent events, the Company continues to evaluate its long-term plans for various facilities projects in its hubs. The partial opening of Terminal C-3 in Newark was delayed from its originally scheduled date of October 1, 2001 until early December 2001. The entire Terminal C-3 project (the financing for which has been completed), including a new federal inspection services facility for processing arriving international passengers, is expected to be completed in the first half of 2002. The scope of other minor support projects in Newark is being reviewed. In Houston, construction began in September 2001 on the Terminal E project financed by the IAH bonds, and management currently does not expect any material change in the timing or scope of the project.

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

The Company expects to fund its future capital commitments through its cash balances together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Deferred Taxes. As of December 31, 2000, the Company had a net deferred tax liability of $650 million. Gross deferred tax liabilities of $1 billion were offset by gross deferred tax assets aggregating $677 million, including $366 million related to net operating losses ("NOLs"), net of a valuation allowance of $263 million.

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

Outlook. As discussed above, in light of the events of September 11, 2001 and their aftermath, the Company is unable to estimate when it will again generate positive cash flows from operations, and expects to incur a loss in the fourth quarter, which loss could be significant. Although load factors have improved in recent weeks, they have done so against significantly reduced capacity. The reduced capacity, coupled with the fact that many of the Company's costs are fixed in the intermediate to long term, will continue to drive higher unit costs. Cost per available seat mile for 2002 is expected to increase 5%, holding fuel rate constant, as compared to 2001. The Company anticipates incurring additional security and insurance costs in 2002 of approximately $150-200 million. Business traffic in most markets continues to be weak, which lowers yields and raises the Company's break-even load factor. The Company cannot predict when business traffic or yields will increase. To date during the fourth quarter, carriers continue to offer reduced fares to attract passengers.

The Company anticipates ending the 2001 fiscal year with $800-900 million in cash and cash equivalents, including the projected receipt of additional compensation under the Stabilization Act. The Company expects its cash outlays for 2002 capital expenditures, exclusive of fleet plan requirements, to be approximately $150 million.

Management believes that the Company's costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries and related costs as the Company reaches new union agreements, partially offset by savings realized through employee furloughs, Company-offered leaves of absence, retirements and cancellation of open positions, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions, and insurance and security costs, which have already increased significantly since the September 11, 2001 terrorist attacks), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements, (vi) changes in the Company's fleet and related capacity and (vii) the Company's continuing efforts to reduce costs throughout its operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using electronic ticketing and the internet for bookings, reduced capital spending, lowering capacity to meet demand, and continuing to remove non-value added costs from the system. However, the precise impact of these items cannot be known at this time, particularly in light of the recent terrorist attacks and their aftermath.

On November 12, 2001, an American Airlines flight bound for the Dominican Republic crashed shortly after takeoff from New York's Kennedy airport. At the time of this filing, the crash was being investigated as an accident and not as an act of terrorism. However, passenger traffic may decline as a result of the crash.

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

CONTINENTAL AIRLINES, INC.

(Registrant)

Date: November 14, 2001 by: _/s/ Jeffrey J. Misner _________ ____

Jeffrey J. Misner

Senior Vice President - Finance

(Principal Financial Officer)

(On behalf of Registrant)

Date: November 14, 2001 _/s/ Chris Kenny       _________ ____

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