Form 10-K
period 2001-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2002-02-21
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1.8 billion as of February 8, 2002.

__________________

As of February 8, 2002, 63,605,761 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on April 17, 2002: PART III

PART I

ITEM 1. BUSINESS.

Continental Airlines, Inc. is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the fifth largest United States airline (as measured by 2001 revenue passenger miles) and, together with our wholly owned subsidiaries, ExpressJet Airlines, Inc. (formerly Continental Express, Inc. and referred to in this Form 10-K as "ExpressJet") and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, served 216 airports worldwide at January 31, 2002. As of January 31, 2002, we flew to 123 domestic and 93 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 15 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo as of January 31, 2002, and are one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in this Form 10-K, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise. This Form 10-K may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1. "Business - Risk Factors - Terrorist Attacks", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Recent Developments

The terrorist attacks of September 11, 2001 involving commercial aircraft adversely affected our financial condition, results of operations and prospects, and the airline industry generally. Among the effects we experienced from the September 11, 2001 terrorist attacks were significant flight disruption costs caused by the Federal Aviation Administration, or FAA, imposed grounding of the U.S. airline industry's fleet, significantly increased security, insurance and other costs, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. As a result, we reduced our flight schedule and furloughed approximately 8,000 employees in connection with the schedule reduction. For the fourth quarter of 2001, we reduced our systemwide available seat miles by approximately 14.9% as compared with capacity for the same period in the prior year. Due in part to the lack of predictability of future traffic, business mix and yields, we are currently unable to estimate the long-term impact on us of the events of September 11, 2001 and the sufficiency of our financial resources to absorb that impact. However, given the magnitude of these unprecedented events and their potential subsequent effects, the adverse impact to our financial condition, results of operations and prospects may continue to be material. See "Employees" and "Risk Factors - Terrorist Attacks" below.

Domestic Operations

We operate our domestic route system primarily through our hubs in New York at Newark International Airport ("Newark"), in Houston, Texas at George Bush Intercontinental Airport ("Bush Intercontinental") and in Cleveland, Ohio at Hopkins International Airport ("Hopkins International"). Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of January 31, 2002, we operated 61% of the average daily jet departures from Newark, 83% of the average daily jet departures from Bush Intercontinental, and 66% of the average daily jet departures from Hopkins International (in each case including regional jets). Each of our domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

ExpressJet. Our mainline jet service at each of our domestic hub cities is coordinated with ExpressJet, which operates new-generation regional jets and turboprop aircraft under the name "Continental Express." Effective January 1, 2001, we entered into a capacity purchase agreement with ExpressJet pursuant to which we purchase in advance all of ExpressJet's available seat miles for a negotiated price. Under the agreement, ExpressJet operates regional flights on our behalf, while we are responsible for all scheduling, pricing and seat inventories, and are entitled to all revenue associated with those flights. We pay ExpressJet based on scheduled block hours in accordance with a formula designed to provide them with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by ExpressJet. Accordingly, we assume the risk of revenue volatility associated with fares and passenger traffic, price volatility for specified expense items such as fuel and the cost of all distribution and revenue-related costs. The capacity purchase agreement replaced our prior revenue-sharing arrangement.

As of January 31, 2002, ExpressJet served 76 cities in the U.S., 11 cities in Mexico and five cities in Canada by regional jets. At that date, ExpressJet also served 29 cities by turboprop aircraft. Additional commuter feed traffic is currently provided to us by other code-sharing partners. See "Alliances" below.

We believe ExpressJet's regional jet and turboprop service complements our operations by carrying traffic that connects onto our mainline jets and allowing more frequent flights to smaller cities than could be provided economically with conventional jet aircraft. We believe that ExpressJet's regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. The regional jets also allow ExpressJet to serve certain routes that cannot be served by its turboprop aircraft. We anticipate that ExpressJet's fleet will be entirely comprised of regional jets by 2003.

We originally filed with the Securities and Exchange Commission, or SEC, for a public offering of common stock of ExpressJet's parent last summer, but decided to postpone the offering after September 11, 2001 to allow the financial markets to stabilize and to permit the airline industry to begin its recovery from the events of September 11, 2001. Our current intention is to continue pursuing our strategy of separating the ownership of Continental and ExpressJet by selling a portion of our interest in ExpressJet to the public for cash.

International Operations

We directly serve destinations throughout Europe, Canada, Mexico, Central and South America and the Caribbean, as well as Tel Aviv, Hong Kong and Tokyo, and have extensive operations in the western Pacific conducted by CMI. As measured by 2001 available seat miles, approximately 38.0% of our mainline jet operations, including CMI, were dedicated to international traffic. As of January 31, 2002, we offered 119 weekly departures to 15 European cities and marketed service to 34 other cities through code-sharing agreements.

Our Newark hub is a significant international gateway. From Newark at January 31, 2002, we served 15 European cities, five Canadian cities, four Mexican cities, five Central American cities, four South American cities, 11 Caribbean destinations, Tel Aviv, Hong Kong and Tokyo and marketed numerous other destinations through code-sharing arrangements with foreign carriers.

Our Houston hub is the focus of our operations in Mexico and Central America. As of January 31, 2002, we flew from Houston to 20 cities in Mexico, every country in Central America, six cities in South America, two Caribbean destinations, three cities in Canada, two cities in Europe and Tokyo.

We also fly to Montreal, Toronto and two Caribbean destinations from our hub in Cleveland.

Continental Micronesia. CMI is a United States-certificated air carrier transporting passengers, cargo and mail in the western Pacific. From its hub operations based on the island of Guam as of January 31, 2002, CMI provided service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, Australia and Indonesia.

CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Hong Kong, Tokyo and Honolulu, each of which CMI serves non-stop from Guam. CMI and Continental also maintain a code-sharing agreement and coordinate schedules on certain flights from the west coast of the United States to Honolulu, and from Honolulu to Guam, to facilitate travel from the United States into CMI's route system.

Alliances

We have entered into and continue to develop alliances with domestic carriers. We have a long-term global alliance with Northwest Airlines, Inc. ("Northwest Airlines") through 2025, subject to earlier termination by either of us in the event of certain changes in control of either Northwest Airlines or Continental. The Northwest Alliance provides for each carrier placing its code on a large number of the flights of the other, reciprocity of frequent flyer programs and executive lounge access, and other joint marketing activities. Northwest Airlines and Continental also have joint contracts with major corporations and travel agents designed to create access to a broader product line encompassing the route systems of both carriers.

The alliance agreement also provides that subject to certain conditions, including the receipt by Northwest Airlines, KLM Royal Dutch Airlines and us of an adequate grant of antitrust immunity, we will join, as an economic participant, a new transatlantic joint venture with Northwest Airlines and KLM on terms to be negotiated by the parties in good faith. If the parties cannot resolve the terms of our entrance into such a joint venture, the terms of our entrance would be determined by arbitration in accordance with the alliance agreement's dispute resolution procedures. We have not yet applied for such antitrust immunity and neither we nor Northwest has sought to invoke the arbitration provisions relating to our joint venture participation.

We had originally projected that the Northwest Alliance would generate approximately $225 million of incremental annual operating income for us when fully implemented, which we anticipated would be by the end of 2001. Due to implementation delays, we subsequently revised that projection to $160 million for 2001 and projected that the full run-rate benefit would be achieved during the next few years. Due primarily to the effects on our industry of the September 11, 2001 terrorist attacks, the actual incremental contribution for 2001 was $140 million, and it is now unclear whether the full projected benefit will be achieved in the future.

We also have domestic code-sharing agreements with America West Airlines, Inc., Gulfstream International Airlines, Inc., Mesaba Aviation, Inc., Hawaiian Airlines, Inc., Alaska Airlines, Inc., Horizon Airlines, Inc., Champlain Enterprises, Inc. (CommutAir) and American Eagle Airlines, Inc. We own 28% of the common equity of Gulfstream.

In addition to our domestic alliances, we seek to develop international alliance relationships that complement our own flying and permit expanded service through our hubs to major international destinations. International alliances assist in the development of our route structure by enabling us to offer more frequencies in a market, providing passengers connecting service from our international flights to other destinations beyond an alliance partner's hub, and by expanding the product line that we may offer in a foreign destination.

In October 2001, we announced that we had signed a cooperative marketing agreement with KLM that includes extensive codesharing and reciprocal frequent flyer program participation and airport lounge access. On December 1, 2001, we placed our code on selected flights to more than 30 European destinations operated by KLM and KLM Cityhopper beyond its Amsterdam hub, and KLM placed its code on our flights between New York and Amsterdam, as well as on selected flights to U.S. destinations operated by us beyond our New York and Houston hubs. In addition, members of each carrier's frequent flyer program are able to earn mileage anywhere on the other's global route network, as well as the global network of Northwest Airlines. This code-share agreement terminates on March 30, 2002, unless extended by the parties.

We have also implemented international code-sharing agreements with Air Europa, Air China, Emirates (the flag carrier of the United Arab Emirates), EVA Airways Corporation, an airline based in Taiwan, Virgin Atlantic Airways, Societe Air France ("Air France"), and Compania Panamena de Aviacion, S.A. ("Copa"). We own 49% of the common equity of Copa.

Some of our code-sharing agreements involve block-space arrangements (under which carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Continental and Air France purchase blocks of seats on each other's flights between Houston and Newark and Paris. Continental and Virgin Atlantic Airways exchange seat blocks on each other's flights between Newark and London, and we purchase seat blocks on eight other routes flown by Virgin Atlantic Airways between the United States and the United Kingdom. Our codeshare agreement with Air France will terminate on March 31, 2002.

Marketing

As with other carriers, most tickets for travel on us are sold by travel agents. Travel agents generally receive commissions measured by a certain percentage of the price of tickets sold. We often pay additional commissions to travel agents in connection with special revenue programs.

E-Ticket. In 2001, we continued to expand our electronic ticketing, or E-Ticket, product. E-Tickets result in lower distribution costs to us while providing enhanced customer and revenue information. We recorded over $5.6 billion in E-Ticket sales in 2001, representing 60% of total sales. We have currently replaced our airport E-Ticket machines with new state-of-the-art eService Centers, self-service kiosks for customer check-in, in over 90 U.S. airports. Continental and America West were the first U.S. airlines to implement interline E-Ticketing allowing customers to use electronic tickets when their itineraries include travel on both carriers. We now have interline E-Ticketing arrangements with America West, Northwest Airlines, United Air Lines, Inc. and Gulfstream, and plan to implement interline E-Ticketing with our other alliance partners and some of the other large U.S. carriers. We expect these features to contribute to an increase in E-Ticket usage and a further reduction in distribution costs.

Internet. Our award winning website, continental.com, recorded $487 million in ticket sales in 2001, compared with $320 million in ticket sales in 2000. The site offers customers direct access to information such as schedules, reservations, flight status, cargo tracking and Continental Online travel specials, a free weekly e-mail containing special offers for weekend travel. Combined with online travel agents, we recorded $1 billion in ticket sales through the internet during 2001, compared with $665 million in 2000.

Other. We are using e-commerce to improve our services for the customer and to reduce distribution costs. Continental, United Air Lines, American Airlines, Inc., Delta Air Lines, Inc. and Northwest Airlines, own a comprehensive travel planning website, ORBITZ, which offers customers unlimited access to a wide variety of unbiased travel options. To date, 45 U.S. and foreign carriers have joined the web-based travel service. ORBITZ provides customers with convenient online access to airline, hotel, car rental and other travel services in addition to internet offers. The site features published fares from virtually all carriers worldwide. In addition, we have entered into marketing agreements with other web-based travel service companies such as Hotwire, Travelocity and Expedia.

Frequent Flyer Program

We maintain our "OnePass" frequent flyer program to encourage repeat travel on our system. OnePass allows passengers to earn mileage credits by flying us and certain other carriers, including Northwest Airlines, America West Airlines, Alaska Airlines, Alitalia, Air France, Qantas Airways, Copa and Gulfstream. We also sell mileage credits to credit card companies, phone companies, hotels, car rental agencies and others participating in OnePass.

Due to the structure of the program and the low level of redemptions as a percentage of total travel, we believe that displacement of revenue passengers by passengers using flight awards has historically been minimal. The number of awards used on us represented 7.3% of our total revenue passenger miles in 2001.

Employees

As of December 31, 2001, we had approximately 42,900 full-time equivalent employees, including approximately 17,850 customer service agents, reservations agents, ramp and other airport personnel, 7,660 flight attendants, 6,790 management and clerical employees, 6,150 pilots, 4,300 mechanics and 150 dispatchers. Labor costs are a significant component of our expenses and can substantially impact airline results. In 2001, labor costs (including employee incentives) constituted 33.1% of our total operating expenses, excluding special charges and a grant under the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). While there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 44% of whom are represented by unions.

As a result of the September 11, 2001 terrorist attacks, we expected to furlough approximately 12,000 employees. We were able to reduce our original estimate to 8,000, of which approximately 55% accepted company-offered leaves of absence or retirements. We have recalled several hundred employees primarily to assist in enhanced security requirements at airports.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a table of Continental's, ExpressJet's and CMI's principal collective bargaining agreements, and their respective amendable dates.

Industry Regulation and Airport Access

We and our subsidiaries operate under certificates of public convenience and necessity issued by the Department of Transportation, or DOT. Such certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

The airlines are also regulated by the FAA, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations at the affected airports. Local authorities at other airports are considering adopting similar noise regulations.

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. Most recently, under the Aviation and Transportation Security Act (the "Aviation Security Act"), funding for airline and airport security is provided in part by a new $2.50 per enplanement ticket tax. The Aviation Security Act also allows the Department of Transportation to assess each airline fees that could total the amount spent by that airline on screening services in 2000. Additionally, because of significantly higher security and other costs incurred by airports since September 11, 2001, and because reduced landing weights since September 11, 2001 have reduced the fees airlines pay to airports, many airports are significantly increasing their rates and charges to air carriers. Some public airports impose passenger facility charges of up to $4.50 per segment for a maximum of $18 per roundtrip. With certain exceptions, these charges are passed on to customers.

The FAA has designated John F. Kennedy International Airport and LaGuardia Airport in New York, O'Hare International Airport in Chicago and Ronald Reagan Washington National Airport in Washington, D.C. as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed phasing out slot restrictions beginning in 2001 at O'Hare, LaGuardia and Kennedy. All slots at O'Hare are scheduled to be eliminated by July 2002 and slots at LaGuardia and Kennedy are scheduled to be eliminated by 2007. The elimination of slots has had no material impact on us.

On April 14, 2000, the DOT implemented legislation which exempted from slot requirements service between high-density airports (except at Reagan National) and small cities using small aircraft. After the commencement of such operations, however, the FAA required airlines to reduce the number of flights operated at LaGuardia pursuant to the new legislation to reduce congestion and delays, and it seems likely such restrictions will continue.

Reagan National was closed to air service from September 11, 2001 through October 4, 2001, and the government is permitting service to be recommenced in phases. As of December 31, 2001, we were servicing Reagan National out of our New York and Houston hubs. Service out of Cleveland resumed in January 2002.

The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers. Foreign route authorities may become less valuable to the extent that the United States and other countries adopt "open skies" policies liberalizing entry on international routes. We cannot predict what laws and regulations will be adopted or their impact, but the impact could be significant.

Many aspects of operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Risk Factors - Terrorist Attacks

The terrorist attacks of September 11, 2001 involving commercial aircraft adversely affected our financial condition, results of operations and prospects, and the airline industry generally. Those effects continue, although they have been mitigated somewhat by increased traffic, the Stabilization Act and our cost-cutting measures. Moreover, additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, could further negatively impact us and the airline industry.

Among the effects we experienced from the September 11, 2001 terrorist attacks were significant flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security, insurance and other costs, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. Further terrorist attacks using commercial aircraft could result in another grounding of our fleet, and would likely result in significant reductions in load factor and yields, along with increased ticket refunds and security, insurance and other costs. In addition, terrorist attacks not involving commercial aircraft, or other world events, could result in decreased load factors and yields for airlines, including us, and could also result in increased costs. For instance, fuel costs, which have declined since September 11, 2001, could escalate if oil-producing countries were impacted by hostilities or reduce output, which could also impact fuel availability. In February 2002, we purchased out of the money call options to hedge a significant increase in fuel costs for approximately 35% of our projected 2002 fuel requirements for the period March through December. Premiums for aviation insurance have increased substantially, and could escalate further, or certain aviation insurance could become unavailable or available only for reduced amounts of coverage that are insufficient to comply with the levels of insurance coverage required by aircraft lenders and lessors or required by applicable government regulations. Additionally, war-risk coverage or other insurance might cease to be available to our vendors, or might be available only at significantly increased premiums or for reduced amounts of coverage, which could adversely impact our operations or costs.

Due in part to the lack of predictability of future traffic, business mix and yields, we are currently unable to estimate the long-term impact on us of the events of September 11, 2001 and the sufficiency of our financial resources to absorb that impact. However, given the magnitude of these unprecedented events and their potential subsequent effects, the adverse impact to our financial condition, results of operations and prospects may continue to be material.

We may have to recognize further special charges related to grounded aircraft. As of January 31, 2002, we had 56 jet aircraft and 19 turboprop aircraft out of service from our fleet. The majority of these aircraft have been temporarily removed from service and we will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in special charges for impairment and lease exit costs. In the fourth quarter of 2001, we incurred a special charge of $61 million ($39 million after taxes) associated primarily with the impairment of various owned aircraft and spare engines, including all of the DC-10-30, ATR-42, EMB-120, and Boeing 747 and 727 aircraft we owned. We could suffer additional impairment of operating aircraft and other long-lived assets in the future if the economic environment in which we operate does not continue to improve or further deteriorates due to unforeseen circumstances. The special charges for all or a significant portion of the temporarily grounded aircraft would, and any additional special charges for impairment of operating aircraft and other long-lived assets could, be material.

The Aviation Security Act will impose additional costs and may cause service disruptions. In November 2001, the President signed into law the Aviation Security Act. This law federalizes substantially all aspects of civil aviation security, creating a new Transportation Security Administration under the Department of Transportation. Under the Aviation Security Act, all security screeners at airports will be federal employees, and significant other elements of airline and airport security will be overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals, and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs, and enhanced background checks. Funding for airline and airport security under the law is provided by a new $2.50 per enplanement ticket tax (subject to a $5 per one-way trip cap), and a new annual tax on air carriers in an amount not to exceed the amounts paid in calendar year 2000 by carriers for screening passengers and property. Air carriers began collecting the new ticket tax from passengers, and became subject to the new tax on air carriers, on February 1, 2002. The law requires that the Undersecretary of Transportation for Security will assume all the civil aviation security functions and responsibilities related to passenger screening called for under the law beginning February 17, 2002, and provides that the Undersecretary may assume existing contracts for the provision of passenger screening services at U.S. airports for up to 270 days from that date, after which all security screeners must be federal employees. The law also requires that all checked baggage be screened by explosive detection systems by December 31, 2002, which will require significant equipment acquisitions by the government and may require facility and baggage process changes to implement. Implementation of the requirements of the Aviation Security Act will result in increased costs for us and our passengers and may result in delays and disruptions to air travel.

Risk Factors Relating to the Company

We continue to experience significant operating losses. Since September 11, 2001, we have not generated positive cash flow from our operations. Although improved traffic since September has significantly decreased the average daily negative cash flow from operations, our cash flow from operations as of February 20, 2002, remains negative at approximately $2 million per day, and we currently anticipate that we will incur a significant loss in the first quarter of 2002. We also expect to incur a loss for the fourth quarter of 2002 and for the full year 2002. Although load factors continue to improve, they have done so against significantly reduced capacity. The reduced capacity, coupled with the fact that many of our costs are fixed in the intermediate to long term, will continue to cause higher unit costs. Cost per available seat mile for 2002 is expected to increase 5%, holding fuel rate constant, as compared to 2001. This increase is partly attributable to anticipated additional insurance costs in 2002 of approximately $85 million. Business traffic in most markets continues to be weak, and carriers continue to offer reduced fares to attract passengers, which lowers our passenger revenue and yields and raises our break-even load factor. We cannot predict when business traffic or yields will increase.

In addition, our capacity purchase agreement with ExpressJet provides that we purchase in advance all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. We previously announced our intention to sell or otherwise dispose of some or all of our interests in ExpressJet. If we do so, then we would have greater fixed costs, which could result in lower or more volatile earnings or both. For example, for the year ended December 31, 2001, our pre-tax net loss of approximately $114 million included pre-tax net income for ExpressJet of approximately $80 million.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. We have a higher proportion of debt compared to our equity capital than some of our principal competitors. We also have significant operating leases and facility rental costs. In addition, we have fewer cash resources than some of our principal competitors. Most of our property and equipment is subject to liens securing indebtedness. Accordingly, we may be less able than some of our competitors to withstand a prolonged recession in the airline industry or respond as flexibly to changing economic and competitive conditions.

As of December 31, 2001, we had approximately $4.6 billion (including current maturities) of long-term debt and capital lease obligations, $250 million liquidation amount of Continental-obligated mandatorily redeemable preferred securities of trust ($243 million net of unamortized discount), and $1.2 billion of stockholders' equity. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2001, we had firm commitments for 87 aircraft from Boeing, with an estimated cost of approximately $3.7 billion, after giving effect to the rescheduling discussed below. We expect that 20 of these aircraft will be delivered between January 2002 and May 2002. Thirteen of these 20 aircraft have been pre-financed, and we expect to finance the remaining seven aircraft. We have agreed with Boeing to reschedule deliveries of the remaining 67 aircraft so that they will be delivered between late 2003 and mid 2008. We do not have backstop financing from Boeing or any other financing currently in place for the remaining 67 aircraft.

As of December 31, 2001, ExpressJet had firm commitments for 137 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $2.6 billion. We do not have any obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to us.

In addition, we have significant operating lease and facility rental obligations. For the year ended December 31, 2001 and 2000, cash expenditures under operating leases approximated $1.3 billion and $1.2 billion, respectively.

Additional financing will be needed to satisfy our capital commitments. We cannot predict whether sufficient financing will be available for capital expenditures not covered by firm financing commitments. On several occasions subsequent to September 11, 2001, each of Moody's Investors Service, Standard and Poor's and Fitch Ibca, Duff & Phelps downgraded the credit ratings of a number of major airlines, including our credit ratings. Reductions in our credit ratings may increase the cost and reduce the availability of financing to us.

Significant changes or extended periods of high fuel costs would materially affect our operating results. Fuel costs constitute a significant portion of our operating expense. Fuel costs represented approximately 13.5% of our operating expenses for the year ended December 31, 2001 (excluding severance and other special charges and Stabilization Act grant) and 15.2% of our operating expenses for the year ended December 31, 2000. Fuel prices and supplies are influenced significantly by international political and economic circumstances. From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Our fuel hedging strategy may limit our ability to benefit from declines in fuel prices. In February 2002, we purchased out of the money call options to hedge a significant increase in fuel costs for approximately 35% of our projected 2002 fuel requirements for the period March through December. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or otherwise, higher fuel prices or reduction of scheduled airline service could result. Significant changes in fuel costs or extended periods of high jet fuel prices would materially affect our operating results.

Labor costs impact our results of operations. Labor costs constitute a significant percentage of our total operating costs. In July 2000, we completed a three-year program bringing all employees to industry standard wages and also announced and began implementing a phased plan to bring employee benefits to industry standard levels by 2003. The plan provides for increases in vacation, paid holidays, increased 401(k) matching cash contributions and additional past service retirement credit for most senior employees.

Collective bargaining agreements between us and our mechanics (who are represented by the International Brotherhood of Teamsters) and between both us and ExpressJet and our respective pilots (who are represented by the Air Line Pilots Association) are amendable in January 2002 and October 2002, respectively. Negotiations were deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks. Negotiations with these employee groups have recommenced with the International Brotherhood of Teamsters in the first quarter of 2002 and are scheduled to commence with the Air Line Pilots Association in the summer of 2002. We will incur increased labor costs in connection with the negotiation of our collective bargaining agreements. In addition, certain other U.S. air carriers have experienced work slowdowns, strikes or other labor disruptions in connection with contract negotiations. Although we enjoy generally good relations with our employees, there can be no assurance that we will not experience labor disruptions in the future.

Our ability to utilize certain net operating loss carryforwards or investment tax credits may be limited by certain events. At December 31, 2001, we had estimated net operating loss carryforwards ("NOLs") of $1.5 billion for federal income tax purposes that will expire through 2022 and federal investment tax credit carryforwards of $27 million that will expire through 2002. Due to a change in our ownership on April 27, 1993, the ultimate utilization of our NOLs and investment tax credits may be limited, as described below.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change occurred, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.82% for January 2002). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $93 million per year other than through the recognition of future built-in gain transactions.

In November 1998, Northwest Airlines Corporation completed its acquisition of certain equity interests in us previously held by Air Partners, L.P. and its affiliates, together with shares of our Class A common stock held by other investors, totaling 8,661,224 shares of the Class A common stock. On January 22, 2001, we repurchased 6,685,279 shares of our Class A common stock from Northwest Airlines Corporation and an affiliate. In addition, each issued share of our Class A common stock was reclassified into 1.32 shares of Class B common stock in a nontaxable transaction. We do not believe that these transactions resulted in an ownership change for purposes of Section 382.

Continental Micronesia's dependence on the Japanese economy may result in currency risk. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the U.S. dollar. To reduce the potential negative impact on CMI's earnings associated with fluctuations in currency, we have entered into forward contracts as a hedge against a portion of our expected net yen cash flow position. As of December 31, 2001, we had hedged approximately 80% of 2002 projected yen-denominated net cash flows at a weighted average rate of 116 yen to $1 US.

Risks Factors Relating to the Airline Industry

The industry in which we compete is highly competitive. The airline industry is highly competitive and susceptible to price discounting. Carriers use discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of our competitors have substantially greater financial resources or lower cost structures than we do.

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. The weak U.S. economy, turbulent international events and extensive price discounting by carriers contributed to unprecedented losses for U.S. airlines from 1990 to 1993. Since September 11, 2001, these same factors, together with the effects of the terrorist attacks and the industry's reduction in capacity, have resulted in dramatic losses for us and the airline industry generally. We cannot predict when conditions will improve.

In recent years, the major U.S. airlines have sought to form marketing alliances with other U.S. and foreign air carriers. Such alliances generally provide for code-sharing, frequent flyer reciprocity, coordinated scheduling of flights of each alliance member to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on its segment of flights connecting with its alliance partners. Our alliance with Northwest Airlines is an example of such an arrangement, and we have existing alliances with numerous other air carriers. Other major U.S. airlines have alliances or planned alliances more extensive than ours. We cannot predict the extent to which we will be disadvantaged by competing alliances.

Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation, and it may in the future experience additional consolidation. We routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including alliances and business combination transactions. We have had, and expect to continue to have, discussions with third parties regarding strategic alternatives. The impact of any consolidation within the U.S. airline industry cannot be predicted at this time.

Our business is subject to extensive government regulation. As evidenced by the enactment of the Aviation Security Act, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA's regulations.

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. Additionally, because of significantly higher security and other costs incurred by airports since September 11, 2001, and because reduced landing weights since September 11, 2001 have reduced the fees airlines pay to airports, many airports are significantly increasing their rates and charges to air carriers, including to us. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. See "Industry Regulation and Airport Access" above. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect us.

Our operations are affected by the seasonality associated with the airline industry. Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year for most U.S. air carriers. Our results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare actions, excise and similar taxes, changing levels of operations, fuel prices, weather, air traffic control delays, foreign currency exchange rates and general economic conditions.

ITEM 2. PROPERTIES.

Flight Equipment

As shown in the following table, our operating aircraft fleet consisted of 352 jets, 137 regional jets and 33 turboprop aircraft at December 31, 2001. Our purchase commitments (orders) and aircraft options as of December 31, 2001 are also shown below.
Aircraft Type	Total Aircraft (a)	Owned	Leased	Orders	Options	Seats in Standard Configuration	Average Age (In Years)

777-200ER	16	4	12	2	4	283	2.7
767-400ER	6	4	2	10	-	235	1.1
767-200ER	10	9	1	-	6	174	0.8
757-300	2	2	-	13	5	210	0.1
757-200	41	13	28	-	-	183	4.9
737-900	10	6	4	5	12	167	0.4
737-800	73	20	53	42	32	155	1.9
737-700	36	12	24	15	24	124	3.0
737-500	66	15	51	-	-	104	5.7
737-300	59	11	48	-	-	124	14.5
MD-80	33	5	28	-	-	141	16.6
Mainline jets	352	101	251	87	83		6.5

ERJ-145XR	-	-	-	104	100	50	-
ERJ-145	107	18	89	33	-	50	2.2
ERJ-135	30	-	30	-	-	37	1.3
Regional jets	137	18	119	137	100
Total jets	489	119	370				5.2

ATR-42-320	25	8	17			46	11.7
EMB-120	8	2	6			30	11.9
	33	10	23

Total	522	129	393				5.7

  Excludes 24 DC-10-30 aircraft, two 747-200 aircraft, two 727-200 aircraft, 25 MD-80 aircraft, six 737-300 aircraft, 11 EMB-120 turboprop aircraft, six ATR-42 turboprop aircraft and one Beech-1900D turboprop aircraft removed from service as of December 31, 2001.

Most of the aircraft and engines we own are subject to mortgages.

During 2001, we put into service a total of 36 new Boeing aircraft which consisted of two 767-400ER aircraft, seven 767-200ER aircraft, two 757-300 aircraft, ten 737-900 aircraft and 15 737-800 aircraft. During late 2001, we converted eight firm commitments for Boeing 767 aircraft into 22 firm commitments for Boeing 737 aircraft. ExpressJet took delivery of 29 ERJ-145 aircraft and 12 ERJ-135 aircraft in 2001. We removed from service 17 DC-10-30 aircraft, 32 MD-80 aircraft and six 737-300 aircraft in 2001. ExpressJet removed from service six ATR-42 aircraft, 12 EMB-120 aircraft and 19 Beech 1900 aircraft in 2001.

We anticipate taking delivery of 20 Boeing jet aircraft in 2002 and the remainder of our firm orders through 2008. Also in 2002, we plan to retire from service 18 jet aircraft, the leases for which expire in 2002.

ExpressJet anticipates taking delivery of 51 Embraer regional jet aircraft in 2002 and the remainder of its firm orders through the first quarter of 2005. We plan to retire 27 turboprop aircraft in 2002 and the remaining turboprop aircraft in 2003.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments" for a discussion of our order for new firm commitment aircraft and related financing arrangements.

Facilities

Our principal facilities are located at Newark, Bush Intercontinental, Hopkins International and A.B. Won Pat International Airport in Guam. Substantially all of these facilities and our other facilities are leased on a long-term, net-rental basis, and we are responsible for maintenance, taxes, insurance and other facility-related expenses and services. At each of our three domestic hub cities and most other locations, our passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport. We also maintain administrative offices, airport and terminal facilities, training facilities and other facilities related to the airline business in the cities we serve.

We have entered into agreements with the cities of Houston, Texas and Cleveland, Ohio, the New Jersey Economic Development Authority, the Port Authority of New York and New Jersey, the Hawaii Department of Transportation, the Regional Airports Improvement Corporation (in Los Angeles, California), and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities that have been or will be leased to us and for acquiring related equipment. In connection therewith, we have unconditionally guaranteed the principal and interest on tax-exempt bonds issued by these entities with a par value in an original principal amount of approximately $1.6 billion (excluding the City of Houston bonds referenced below) and entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years.

During 2001, construction continued under Continental's Global Gateway Program at Newark International Airport. The program includes construction of a new concourse in Terminal C, which opened in December 2001, a new federal inspection services facility for processing arriving international passengers, which is expected to be completed in the second quarter of 2002, and other facility improvements. The remaining portions of the Global Gateway Program are expected to be completed during 2002.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $27 million of the bond proceeds have been expended as of December 31, 2001. During the construction period, we maintain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the occurrence of the completion of construction, our failure to comply with the lease agreement (which is within our control), or our termination of the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain cost overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements.

We have cargo facilities at Los Angeles International Airport, which we sublease to another carrier. If the carrier failed to comply with its obligations under the sublease, we would be required to perform those obligations. We have guaranteed the repayment of principal and interest on $24 million par value bonds related to this facility, which amount is included in our total $1.6 billion guaranteed obligations described above.

We remain contingently liable until December 1, 2015, for US Airways, Inc.'s obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $189 million par value special facilities revenue bonds issued by the Port Authority, which amount is included in our total $1.6 billion guaranteed obligations described above. If US Airways defaulted on these obligations, we could be required to cure the default, at which time we would have the right to occupy the terminal.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

On July 25, 2000, a Concorde aircraft operated by Air France crashed shortly after takeoff from France's Charles de Gaulle airport, killing 114 people, most of whom were tourists on board the chartered aircraft, which was also destroyed. The final investigative report of the French authorities, issued January 15, 2002, suggests that one of the aircraft's tires burst after running over a small piece of metal believed by investigators to have come from one of our DC-10 aircraft that had taken off on the same runway a short time before the Concorde and that portions of the resulting debris struck the underside of a wing of the aircraft which caused the rupture of a fuel tank, leading to a fire and the crash.

The following lawsuits involving us are pending in connection with the accident: Air France and its Insurers v. Continental Airlines, Inc., USAU, Inc, and USAIG filed on September 15, 2000 before the Commercial Court of Pontoise, France, in which the plaintiffs seek damages for indemnification paid to the passengers' families and other parties, for destruction of the aircraft, and for any other expenses and costs incurred by Air France; and Cause No. 2001-37394, Phillippe Fournel, et al. Plaintiffs v. Continental Airlines, Inc. and Goodyear Tire and Rubber Company, Defendants v. Air France S.A., BAE Systems PLC, British Aerospace Corporation, European Aeronautic Defense & Space Company, N.V. and Aerospatiale Matra S.A., Third Party Defendants, filed on July 25, 2001 in the 281st Judicial District Court of Harris County, Texas, in which plaintiffs seek compensatory and punitive damages in connection with the deaths of five crew members on board the Concorde.

The foregoing cases are in preliminary stages. Although the outcome of such suits or any future litigation cannot be known at this time, our costs to defend these matters and, we believe, any potential liability exposure is covered by insurance. Consequently, we do not expect the foregoing litigation or any additional suits that may arise from the accident to have a material adverse effect on our financial position or results of operations.

Two cases previously disclosed in our reports have been dismissed. Case No.

00-07707, In re: Petition of Ina Frentzen, Rita Frentzen-Bien, and Ralf Frentzen Requesting Depositions Before Suit filed on September 29, 2000 in the District Court for Dallas County, Texas, D-95th Judicial District (Parties in interest include Continental Airlines, Inc. and The Goodyear Tire & Rubber Company), in which the plaintiffs sought to depose certain parties, including our officers and employees, prior to determining whether to file suit against us and certain other parties, was dismissed by the District Court on June 20, 2001 in connection with a settlement agreement among the parties and certain insurers. Case No. 01CIV.0149, Dr. Hans-Joachim Schnitter, Dietmar Schnitter, Kerstin Hoffman, Carola Wagner and Annette Friedland v. Air France, S.A., Continental Airlines, Inc., BAE Systems plc, European Aeronautic Defense and Space Company N.V., The Goodyear Tire and Rubber Company, General Electric Company, MRA Systems, Inc., filed on January 9, 2001 in the United States District Court for the Southern District of New York, in which the plaintiffs sought compensatory and punitive damages in connection with the deaths of three passengers on board the Concorde, was dismissed by the District Court on June 21, 2001 in connection with a settlement agreement among the parties and certain insurers.

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs. We (including our predecessors) have been identified as a potentially responsible party at six federal and two state sites that are undergoing or have undergone investigation or remediation. We have entered into a settlement agreement with the Environmental Protection Agency ("EPA") with respect to five of the federal sites. The settlement agreement provides for the EPA to receive an allowed unsecured claim of approximately $1.3 million under our 1993 Plan of Reorganization and approximately $230,000 in cash, in full satisfaction of any and all of our liabilities relating to such sites. In addition, we have settled one of the state sites for a de minimis amount. With respect to the remaining sites, we believe that, although applicable case law is evolving and some cases may be interpreted to the contrary, some or all of any liability claims associated with these sites were discharged by confirmation of our 1993 Plan of Reorganization, principally because our exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, we believe that our potential liability for our allocable share of the cost to remedy each site (to the extent we are found to have liability) is not, in the aggregate, material; however, we have not been designated a "de minimis" contributor at any of such sites.

We are also and may from time to time become involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties we use or previously used. In 2001, we recorded a charge of $17 million, net of anticipated insurance recoveries, to provide additional reserves for potential environmental remediation costs. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. "Liquidity and Capital Resources - Environmental Matters". Although we are not currently subject to any environmental cleanup orders imposed by regulatory authorities, we are undertaking voluntary investigation or remediation at certain properties in consultation with such authorities. The full nature and extent of any contamination at these properties and the parties responsible for such contamination have not been determined, but based on currently available information and our current reserves, we do not believe that any environmental liability associated with such properties will have a material adverse effect on us.

General

Various other claims and lawsuits against us are pending that are of the type generally consistent with our business. We cannot at this time reasonably estimate the possible loss or range of loss that could be experienced if any of the claims were successful. Many of such claims and lawsuits are covered in whole or in part by insurance. We do not believe that the foregoing matters will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock (Class B common stock) trades on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock as reported on the New York Stock Exchange during 2000 and 2001.
		Class B Common Stock
		High	Low

2001	First Quarter	$57.88	$39.10
	Second Quarter	$51.95	$38.70
	Third Quarter	$52.32	$12.35
	Fourth Quarter	$27.50	$14.85

2000	First Quarter	$46.63	$29.00
	Second Quarter	$50.00	$37.63
	Third Quarter	$54.81	$43.13
	Fourth Quarter	$54.56	$40.50

As of February 8, 2002, there were approximately 13,499 holders of record of our common stock.

We have paid no cash dividends on our common stock and have no current intention of doing so. We began a stock repurchase program in 1998 under which we repurchased a total of 28.2 million shares of Class B common stock for a total of approximately $1.2 billion through December 31, 2001. Approximately $216 million remained available in the program as of December 31, 2001, although the program has been suspended. In addition to the current balance, the program permits (i) one-half of future net income (excluding special gains and charges), (ii) all the proceeds from the sale of non-strategic assets and (iii) the amount of cash proceeds we receive for the purchase of common stock by employees and other participants under our employee stock purchase and stock option plans to be added to the program. Certain of our credit agreements restrict our ability and certain of our subsidiaries to pay cash dividends or repurchase capital stock by imposing minimum unrestricted cash requirements on us, limiting the amount of such dividends and repurchases when aggregated with certain other payments or distributions.

Our Certificate of Incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. Our Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits to 25% the voting power in us (or any other U.S. airline) of persons who are not citizens of the United States.

ITEM 6. SELECTED FINANCIAL DATA.
	Year Ended December 31, (1)(2)
	2001	2000	1999	1998	1997

Statement of Operations Data (in millions except per share data):
Operating revenue	$8,969	$9,899	$ 8,639	$7,927	$7,194

Operating expenses	8,825	9,170	8,024	7,226	6,478

Operating income	144	729	615	701	716

Income (loss) before cumulative effect of accounting changes and extraordinary charge	(95)	348	488	387	389

Net income (loss)	(95)	342	455	383	385

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes and extraordinary charge	(1.72)	5.71	7.02	6.40	6.72

Net income (loss)	(1.72)	5.62	6.54	6.34	6.65

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes and extraordinary charge	(1.72)	5.54	6.64	5.06	5.03

Net income (loss)	(1.72)	5.45	6.20	5.02	4.99

	As of December 31,
	2001	2000	1999	1998	1997

Balance Sheet Data (in millions):
Cash, cash equivalents and short-term investments	1,132	1,395	1,590	1,399	1,025

Total assets	9,791	9,201	8,223	7,086	5,830

Long-term debt and capital lease obligations	4,198	3,374	3,055	2,480	1,568

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Convertible Subordinated Debentures (3)	243	242	-	111	242

Redeemable common stock (4)	-	450	-	-	-

Stockholders' equity	1,161	1,160	1,593	1,193	916

	Year Ended December 31,
	2001	2000	1999	1998	1997

Operating Statistics (5):
Revenue passengers (thousands)	44,238	46,896	45,540	43,625	41,210
Revenue passenger miles (millions) (6)	61,140	64,161	60,022	53,910	47,906
Available seat miles (millions) (7)	84,485	86,100	81,946	74,727	67,576
Passenger load factor (8)	72.4%	74.5%	73.2%	72.1%	70.9%
Breakeven passenger load factor (9)(10)	74.9%	67.6%	66.4%	61.6%	61.0%
Passenger revenue per available seat mile (cents)	8.98	9.84	9.12	9.23	9.29
Total revenue per available seat mile (cents)	9.78	10.67	9.86	9.95	10.06
Operating cost per available seat mile (cents) (11)	9.58	9.68	8.98	8.89	9.04
Average yield per revenue passenger mile (cents) (12)	12.42	13.20	12.45	12.79	13.11
Average price per gallon of fuel, excluding fuel taxes (cents)	78.32	84.21	46.56	46.83	62.91
Average price per gallon of fuel, including fuel taxes (cents)	82.57	88.54	50.78	51.20	67.36
Fuel gallons consumed (millions)	1,424	1,533	1,536	1,487	1,357
Average fare per revenue passenger	$171.59	$180.66	$164.11	$158.02	$152.40
Average length of aircraft flight (miles)	1,185	1,159	1,114	1,044	967
Average daily utilization of each aircraft (hours) (13)	10:19	10:36	10:29	10:13	10:13
Actual aircraft in fleet at end of period (14)	352	371	363	363	337
  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations ". Results for 2001 include a $146 million charge for fleet impairment losses, costs associated with furloughs and company-offered leaves and other items. In addition, 2001 results include a $417 million grant under the Stabilization Act. Results for 2000 include a $9 million gain related to the sale of our remaining investment in, and a right of first refusal relating to, America West Holdings Corporation. Results for 1999 include a $81 million fleet disposition/impairment loss resulting from our decision to accelerate the retirement of certain jet and turboprop aircraft. In addition, 1999 results include a $326 million gain related to the sale of our interest in Amadeus Global Travel Distribution S.A. and other asset sales. Results for 1999 also include the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits under our frequent flyer program. Results for 1998 include a $122 million fleet disposition/impairment loss resulting from our decision to accelerate the retirement of certain jet and turboprop aircraft.
  No cash dividends were paid on common stock during the periods shown.
  The sole assets of the Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust ("Trust") are Convertible Subordinated Debentures. In November 2000, we received net proceeds totaling $242 million from the private placement of 5,000,000 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities or TIDES. In 1998 and 1999, we had 8-1/2% Convertible Trust Originated Preferred Securities, or TOPrS, outstanding. In 1998, approximately $134 million principal amount of the TOPrS converted into shares of Class B common stock, and in January 1999, the remainder of the TOPrS converted into shares of Class B common stock.
  Represents Class A common stock repurchased from Northwest Airlines Corporation on January 22, 2001.
  Excludes all aircraft operated by ExpressJet. In addition, we have entered into block space arrangements with some other carriers whereby one or both of us is obligated to purchase capacity on the other. The table above does not include the capacity that was purchased from us by another carrier, but does include capacity that was purchased by us from another carrier.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The percentage of seats that must be occupied by revenue passengers for us to break even on an income before income taxes basis, excluding nonrecurring charges and other special items.
  Excludes $146 million of fleet impairment, severance and other special charges and a $417 million grant under the Stabilization Act in 2001. 2000 excludes a $9 million gain related to the sale of our remaining investment in America West Holdings Corporation. Also excludes an $81 million fleet disposition/impairment loss and a $326 million gain on the sale of our interest in Amadeus Global Travel Distribution S.A. and other asset sales in 1999 and a $122 million fleet disposition/impairment loss in 1998.
  Excludes a $417 million grant under the Stabilization Act and $124 million of fleet impairment, severance and other special charges in 2001. Also excludes an $81 million and $122 million fleet disposition/impairment loss in 1999 and 1998, respectively.
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes the following aircraft that are either temporarily or permanently removed from service: 24 DC-10-30 aircraft, two 747-200 aircraft, two 727-200 aircraft, 25 MD-80 aircraft and six 737-300 aircraft removed from service as of December 31, 2001. Excludes nine DC-10-30 aircraft, three 747-200 aircraft, one A-300 aircraft and two 727-200 aircraft removed from service as of December 31, 2000. Excludes three DC-10-30 aircraft, three 747-200 aircraft, three DC-9-30 aircraft, one A300 aircraft and two 727-200 aircraft removed from service as of December 31, 1999 and four all-cargo 727 aircraft at our wholly owned subsidiary Continental Micronesia, Inc. Excludes six all cargo 727 aircraft at Continental Micronesia, Inc., one A300 aircraft and one 747-200 aircraft at December 31, 1998. Excludes six all cargo 727 aircraft at Continental Micronesia, Inc., two 737-100 aircraft (removed from service in 1997) and three DC-10-30 aircraft (that were delivered in 1997 but were not placed into service until 1998) at December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1. "Business - Risk Factors - Terrorist Attacks", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements. Hereinafter, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.

We incurred a consolidated net loss of $95 million for the year ended December 31, 2001 as compared to consolidated net income of $342 million for the year ended December 31, 2000. Results for 2001 included a $146 million charge for fleet impairment losses, costs associated with furloughs and company-offered leaves, a charge for environmental remediation, costs associated with the closure and nonutilization of certain facilities and for some of our uncollectible receivables and charges related to the impairment of investments in some of our affiliates and the uncollectibility of related notes receivable. In addition, 2001 results included a $417 million grant under the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). Under the Stabilization Act, the federal government is entitled to audit our books and records to ensure that we had adequate losses to justify the size of the government grant and may reduce the amount of grant if the government determines that such losses do not justify the size of the grant.

Although traffic on many of our flights has continued to increase on significantly reduced capacity since September 11, 2001, yields remain low, resulting in revenue per available seat mile, or RASM, being significantly below levels in the comparable periods in 2000 and significantly below the levels we forecasted prior to September 11, 2001. Our systemwide (mainline jet) RASM for the period between September 11 and December 31, 2001 was approximately 21% lower than our systemwide RASM for the comparable period in 2000, and our estimated systemwide RASM for January 2002 was 14 percent lower than our systemwide RASM for January 2001. Moreover, certain routes, such as the transpacific and transatlantic routes, have been more adversely affected by the September 11, 2001 terrorist attacks than our U.S. domestic or other routes. The reduced systemwide RASM results from lower load factors following the terrorist attacks, a worsening of the general economic slowdown that already impacted our business prior to the attacks, corporate travel restrictions imposed by a number of companies in the wake of the September 11, 2001 attacks, and various fare sales designed to encourage passengers to travel after the attacks. Although we have taken aggressive action to reduce costs, including significant reductions in workforce, many of our costs are fixed over the intermediate to longer term, so we cannot reduce costs as quickly as we reduce capacity.

The long-term impact on us of the terrorist attacks and their aftermath and the sufficiency of our financial resources to absorb that impact will depend on a number of factors, including: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the level of air travel demand, business mix and yields; (3) our ability to reduce operating costs and conserve our financial resources, taking into account the increased costs we will incur as a consequence of the attacks, including those referred to herein, (4) the higher costs associated with new Federal Aviation Administration, or FAA, security directives, the Aviation and Transportation Security Act (the "Aviation Security Act") and any other increased regulation of air carriers; (5) the higher costs of aviation insurance coverage, and the extent to which such insurance (and war risk coverage for vendors) will continue to be commercially available to us and our vendors; (6) our ability to reduce costs to a level that takes into account our significantly reduced operations, and the timing of those cost reductions; (7) our ability to raise financing in light of the various factors referred to herein; (8) the price and availability of jet fuel, and the availability to us of fuel hedges in light of current industry conditions; (9) the extent of any uncompensated losses we experience as a result of the terrorist attacks and their aftermath, including any shutdown by the government of the U.S. air traffic system; (10) any further declines in the values of the aircraft in our fleet; (11) the extent of the benefits we received under the Stabilization Act, taking into account any possible challenges to and interpretations or possible amendments of the Stabilization Act or regulations issued pursuant thereto; and (12) our ability to retain management and other employees in light of current industry conditions and their impact on compensation and morale.

As described in Item 1. Business. "Recent Developments," the terrorist attacks of September 11, 2001 involving commercial aircraft have had adverse effects on us and the airline industry generally. Among the effects we have experienced from the September 11, 2001 terrorist attacks are significant flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security, insurance and other costs, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. Further terrorist attacks using commercial aircraft could result in another grounding of our fleet, and would likely result in significant reductions in load factor and yields, along with increased ticket refunds and security, insurance and other costs. In addition, terrorist attacks not involving commercial aircraft, or other events could result in decreased load factors and yields for airlines, including us, and could also result in increased costs. For instance, fuel costs, which have declined since September 11, 2001, could escalate if oil-producing countries are impacted by hostilities or reduce output, which could also impact fuel availability. In February 2002, we purchased out of the money call options to hedge a significant increase in fuel costs for approximately 35% of our projected 2002 fuel requirements for the period March through December. Premiums for aviation insurance have increased substantially, and could escalate further, or certain aviation insurance could become unavailable or available only for reduced amounts of coverage that are insufficient to comply with the levels of insurance coverage required by aircraft lenders and lessors or required by regulations. Additionally, war risk coverage or other insurance might cease to be available to our vendors, or might be available only at significantly increased premiums or for reduced amounts of coverage, which could adversely impact our operations or costs. Among other matters, the Aviation Security Act mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs, and enhanced background checks. Implementation of the requirements of the Aviation Security Act will result in increased costs for us and our passengers and may result in delays and disruptions to air travel. Additionally, because of significantly higher security and other costs incurred by airports after September 11, 2001, and because reduced landing weights since September 11, 2001 have reduced the fees airlines pay to airports, many airports are significantly increasing their rates and charges to air carriers, including to us.

Although the adverse effects described above continue, mitigated somewhat by recently increased traffic, the Stabilization Act and our cost-cutting measures, additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, could further negatively impact us and the airline industry.

Due in part to the lack of predictability of future traffic, business mix and yields, we are currently unable to estimate the long-term impact on us of the events of September 11, 2001 and the sufficiency of our financial resources to absorb that impact. However, given the magnitude of these unprecedented events and their potential subsequent effects, the adverse impact to our financial condition, results of operations and prospects may be material.

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three years ended December 31, 2001.

Comparison of 2001 to 2000. Passenger revenue decreased 9.1%, $851 million, during 2001 as compared to 2000, which was principally due to a decrease in both traffic and yields subsequent to the September 11, 2001 attacks, as well as lower yields that had been affecting our business prior to the attacks.

Cargo, mail and other revenue decreased 13.4%, $79 million, in 2001 compared to 2000 primarily due to lower contract revenue from outside ground handling, lower freight and mail due to lower international volumes and security restrictions on our ability to carry freight and mail after the terrorist attacks.

Wages, salaries and related costs increased 5.1%, $146 million, during 2001 as compared to 2000, primarily due to higher wage rates. On September 15, 2001, we announced that we would be forced to furlough approximately 12,000 employees in connection with the reduction of our flight schedule in the wake of the September 11, 2001 terrorist attacks, although we were able to reduce our original estimate to 8,000. Approximately 55% of furloughed employees accepted company-offered leaves of absence and retirements and we have recalled several hundred employees primarily to assist in enhanced security requirements at airports. Severance costs and related company-offered benefits are included in fleet impairment losses, severance and other special charges in the accompanying consolidated statements of operations.

Aircraft fuel expense decreased 11.8%, $164 million, in 2001 as compared to 2000. The average price per gallon decreased 7.0% from 84.21 cents in 2000 to 78.32 cents in 2001. Jet fuel consumption decreased 7.1% principally reflecting decreased flight operations after September 11, 2001 and the fuel efficiency of our younger fleet. During 2000, we recognized gains of approximately $88 million related to our fuel hedging program, which is reflected in fuel expense. Losses during 2001 were not material.

Aircraft rentals increased 7.0%, $59 million, in 2001 compared to 2000, due to the delivery of new aircraft.

Landing fees and other rentals increased 9.2%, $49 million, in 2001 as compared to 2000 primarily due to higher facilities rent and landing fees resulting from increased operations prior to September 11, 2001.

Maintenance, materials and repairs expense decreased 12.1%, $78 million, during 2001 as compared to 2000 due to the volume and timing of aircraft overhauls as part of our ongoing maintenance program, the mix of aircraft and the grounding of aircraft subsequent to September 11, 2001.

Depreciation and amortization expense increased 16.2%, $65 million, in 2001 compared to 2000 due principally to the addition of new owned aircraft and related spare parts.

Reservations and sales expense decreased 2.2%, $10 million, in 2001 as compared to 2000 principally due to lower credit card fees as a result of lower revenue.

Commissions expense decreased 30.8%, $162 million, in 2001 compared to 2000 due principally to lower revenue and lower rates due to commission caps.

Passenger servicing expense decreased 4.1%, $15 million, in 2001 as compared to 2000 primarily due to improved baggage performance and a decrease in food costs caused by a decrease in passengers.

Fleet impairment, severance and other special charges in 2001 include costs associated with impairment of various owned aircraft and spare engines ($61 million), furloughs and company-offered leaves ($29 million), a charge for environmental remediation ($17 million) and costs associated with the closure and nonutilization of certain facilities and for certain uncollectible receivables ($17 million).

We recorded a $417 million Stabilization Act grant in 2001 for direct losses incurred beginning on September 11, 2001 through December 31, 2001 as a result of the September 11, 2001 terrorist attacks.

Interest expense increased 17.5%, $44 million, in 2001 compared to 2000 due to an increase in long-term debt primarily resulting from the purchase of new aircraft, partially offset by lower rates on variable debt.

Interest income decreased 48.3%, $42 million, in 2001 compared to 2000 due to lower average balances of cash and lower interest rates.

Other nonoperating income (expense) in 2001 and 2000, included net losses of $6 million and $44 million, respectively, related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value). Other nonoperating income (expense) in 2001 included approximately $22 million of special charges related to the impairment of investments in certain affiliates and the uncollectibility of the related notes receivable as a consequence of the events of September 11, 2001. Other nonoperating income (expense) in 2000 included a $9 million gain related to the sale of a right of first refusal and our remaining investment in America West Holdings Corporation, partially offset by foreign currency losses of $8 million.

In 2000, we recorded an extraordinary charge of $6 million (net of income tax benefit) related to the early repayment of debt.

Comparison of 2000 to 1999. We recorded consolidated net income of $342 million and $455 million for the years ended December 31, 2000 and 1999, respectively. Net income in 2000 included a $6 million after-tax gain on the sale of a right of first refusal and our remaining investment in America West Holdings Corporation and a $6 million extraordinary charge from the early repayment of debt. Net income in 1999 was significantly impacted by several non-recurring items, including $200 million of after-tax gains on the sale of our interest in Amadeus Global Travel Distribution S.A. and other investments, a $50 million after-tax fleet disposition/ impairment loss related to the early retirement of several DC-10-30's and other items and the cumulative effect of accounting changes ($33 million, net of taxes) related to the write-off of pilot training costs and a change in the method of accounting for the sale of mileage credits to participating partners in our frequent flyer program.

Passenger revenue increased 14.7%, $1.2 billion, during 2000 as compared to 1999. The increase was principally due to new transatlantic and Latin American destinations served as well as an improvement in yield and load factor.

Cargo, mail and other revenue increased 13.0%, $68 million, in 2000 as compared to 1999 primarily due to increased international volumes resulting from new markets.

Wages, salaries and related costs increased 14.5%, $365 million, during 2000 as compared to 1999, primarily due to a 5.8% increase in average full-time equivalent employees to support increased flying, increased employee incentives and higher wage rates resulting from our decision to increase employee wages to industry standard by the year 2000.

Aircraft fuel expense increased 84.3%, $637 million, in 2000 as compared to the prior year. The average price per gallon increased 80.9% from 46.56 cents in 1999 to 84.21 cents in 2000. In addition, jet fuel consumption decreased 0.2% even with increased flight operations principally reflecting the fuel efficiency of our younger fleet. During 2000 and 1999, we recognized gains of approximately $88 million and $120 million, respectively, related to our fuel hedging program.

Aircraft rentals increased 9.5%, $73 million, during 2000 as compared to 1999, due to the addition of newer aircraft.

Landing fees and other rentals increased 7.0%, $35 million, in 2000 as compared to 1999 primarily due to higher facilities rent and landing fees resulting from increased operations.

Maintenance, materials and repairs increased 7.1%, $43 million, in 2000 as compared to 1999 due to an increase in line maintenance and the volume and timing of engine overhauls as part of our ongoing maintenance program.

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

Passenger servicing expense increased 2.8%, $10 million, in 2000 compared to 1999 primarily due to an increase in food costs caused by an increase in passengers.

Other operating expense increased 2.8%, $31 million, in 2000 as compared to the prior year, primarily as a result of increases in outsourced services, travel and other incidental costs, and other miscellaneous expense.

During 1999, we made the decision to accelerate the retirement of six DC-10-30 aircraft and other items in 1999 and the first half of 2000 and to dispose of related excess inventory. In addition, the market value of certain Boeing 747 aircraft that we no longer operated had declined. As a result of these items and certain other fleet-related items, we recorded a fleet disposition/impairment loss of $81 million in 1999.

Interest expense increased 7.7%, $18 million, in 2000 as compared to 1999 due to an increase in long-term debt resulting from the purchase of new aircraft, partially offset by interest savings due to the conversion of our 6-3/4% Convertible Subordinated Notes into our Class B common stock, in the second quarter of 1999 and the repurchase of our remaining 9-1/2% senior unsecured notes in 2000.

Interest income increased 22.5%, $16 million, in 2000 as compared to 1999 due to higher average balances of cash, cash equivalents and short-term investments and due to higher interest rates.

Other nonoperating income (expense) in 2000 and 1999, both included net losses of $44 million and $15 million, respectively, related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value). Our other nonoperating income (expense) in 2000 included a $9 million gain related to the sale of a right of first refusal and our remaining investment in America West Holdings Corporation, partially offset by foreign currency losses of $8 million. Other nonoperating income (expense) in 1999 included a $33 million gain on the sale of a portion of our interest in Equant N.V., partially offset by foreign currency losses of $13 million, losses on equity investments of $7 million and a $4 million loss on the sale of our warrants to purchase common stock of priceline.com, Inc.

In 2000, an extraordinary charge of $6 million (net of income tax benefit) was recorded related to the early repayment of debt.

Liquidity and Capital Resources

As of December 31, 2001, we had $1.13 billion in cash and cash equivalents. Included in that amount is $168 million of cash for transportation taxes, the payment of which was deferred until January pursuant to the Stabilization Act. Cash flows from operations for the year ended December 31, 2001 were $567 million, which included $354 million of cash under the Stabilization Act. Cash flows used in investing activities, primarily capital expenditures and purchase deposits for aircraft, were $654 million for the year ended December 31, 2001. Cash flows used in financing activities, primarily for the repurchase of stock and the payment of debt, offset by issuance of long-term debt, were $152 million for the year ended December 31, 2001.

Since September 11, 2001, we have not generated positive cash flow from our operations. Although recently improved traffic has significantly decreased the average daily negative cash flow from operations, our cash flow from operations as of February 20, 2002, remains negative at approximately $2 million per day. We currently anticipate that we will incur a significant loss for the first quarter of 2002. However, based on current information and trends, we currently anticipate being profitable in March of 2002 and in the second and third quarters of 2002 due in part to the seasonality of our business. In addition, we currently expect to incur a loss for the fourth quarter of 2002 and for the full year 2002.

We are currently targeting a March 31, 2002 cash balance of approximately $1 billion and a year-end cash balance of approximately $1.5 billion. As part of our strategy to increase our cash balances to $1.5 billion by year-end, we intend to complete an initial public offering of our ExpressJet Airlines subsidiary. We originally filed with the Securities and Exchange Commission, or SEC, for a public offering of common stock of ExpressJet's parent last summer, but decided to postpone the offering after September 11, 2001 to allow the financial markets to stabilize and to permit the airline industry to begin its recovery from the events of September 11, 2001. Our current intention is to continue pursuing our strategy of separating the ownership of Continental and ExpressJet by selling a portion of our interest in ExpressJet to the public for cash.

Together with our subsidiaries, we anticipate receiving the remaining grant under the Stabilization Act (totaling approximately $63 million in cash) in the first quarter of 2002. Subsequent to September 11, 2001, we sold shares of common stock and issued 4.5% convertible notes for proceeds totaling $367 million. See "General Financing" below. In addition, we will explore the availability of other financing for our liquidity needs.

We do not currently have any lines of credit, but have unencumbered assets, consisting primarily of spare parts, with a net book value in excess of $1.0 billion at December 31, 2001 which could be pledged in connection with future financings. Furthermore, the Stabilization Act provides for $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees, including limits on compensation of certain of our employees and the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. If our liquidity needs require us to do so, we may apply for a loan guarantee under this program.

On several occasions subsequent to September 11, 2001, each of Moody's, Standard and Poor's and Fitch, Ibca, Duff & Phelps downgraded the credit ratings of a number of major airlines, including our credit ratings. Reductions in our credit ratings have increased the interest rates we pay on approximately $410 million in loans and may increase the cost and reduce the availability of other financing available to us in the future.

We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade, but under certain debt and contract obligations, one or more further credit rating downgrades would entitle contract counterparties to require us to provide them with up to $41 million in collateral to secure these obligations.

At December 31, 2001, under the most restrictive provisions of our debt and credit facility agreements, we are required to maintain a minimum unrestricted cash balance of $500 million and beginning in the second quarter of 2003, a minimum specified ratio of EBITDAR (earnings before interest, income taxes, depreciation and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends. These credit facilities had an outstanding balance of $326 million at December 31, 2001.

As of December 31, 2001, we had approximately $4.6 billion (including current maturities) of long-term debt and capital lease obligations, $250 million of liquidation amount of Continental-obligated mandatorily redeemable preferred securities of trust ($243 million, net of unamortized discount) and $1.2 billion of stockholders' equity, a ratio of 3.2 to 1, at December 31, 2001 and 2.0 to 1 at December 31, 2000.

At December 31, 2001, Continental, including ExpressJet, had 427 aircraft under operating leases (40 of which have been removed from service). These leases have remaining lease terms ranging from one month to 22-1/2 years. In addition, Continental has non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheet. Our total rental expense for aircraft and non-aircraft operating leases, net of sublease rentals, was $903 million and $380 million, respectively, in 2001.

Most of our assets are encumbered.

General Financing. In July 2001, we completed an offering of $200 million of pass-through certificates on owned aircraft at an interest rate of 7.57%. The proceeds are being used for general corporate purposes. This obligation has been recorded in the accompanying consolidated balance sheets.

In November 2001, we sold 7,751,000 shares of common stock for net proceeds of $172 million. The proceeds are being used for general corporate purposes.

On January 16, 2002 and February 15, 2002, we issued $175 million and $25 million, respectively, of 4.5% convertible notes due February 1, 2007 for net proceeds of $195 million. The notes are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005, at specified redemption prices. The proceeds are being used for general corporate purposes.

Aircraft and Facilities Financing. In January 2001, we borrowed $200 million under a pre-delivery credit facility to be used to finance manufacturer progress payments on new Boeing aircraft.

During the second quarter of 2001, two offerings of pass-through certificates were completed totaling $901 million at an effective average interest rate of 6.87%. The proceeds are being used to finance the acquisition cost of 21 new aircraft. These aircraft are scheduled to be delivered from October 2001 to April 2002. Eight of these aircraft had been placed in service as of December 31, 2001. At our option, the proceeds can be used to fund the debt portion of a leveraged lease between a third-party lessor and us or to finance the purchase of an owned aircraft by us. Prior to the delivery of the aircraft, the proceeds are being held in a restricted depositary account that is bankruptcy-protected from our creditors, as well as from us in the event the bank holding the depositary account were to file for bankruptcy. Additionally, if we choose not to draw on the depositary account, the proceeds will be distributed back to the certificate holders without any penalty to us. Subsequent to the delivery of the aircraft, the proceeds will be used by third-party lessors to fund the debt portion of leveraged leases or to finance the purchase of owned aircraft by us, at which time either operating lease commitments for leased aircraft will be disclosed in the notes to our consolidated financial statements or owned aircraft and the related debt obligations will be reflected in our consolidated balance sheets. As of December 31, 2001, approximately $655 million of the proceeds remained on deposit. The restricted cash and related debt are not reflected in our consolidated financial statements as they are neither our assets nor liabilities. If any funds remain as deposits at the end of the specified delivery periods, those funds will be distributed back to the certificate holders without payment or penalty to us.

In August 2001,we borrowed $181 million from a group of banks to finance four new Boeing aircraft that were delivered between July 2001 and December 2001.

We have entered into agreements with the cities of Houston, Texas and Cleveland, Ohio, the New Jersey Economic Development Authority, the Port Authority of New York and New Jersey, the Hawaii Department of Transportation, the Regional Airports Improvement Corporation (in Los Angeles, California), and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities that have been or will be leased to us and for acquiring related equipment. In connection therewith, we have unconditionally guaranteed the principal and interest on tax-exempt bonds issued by these entities with a par value in an original principal amount of approximately $1.6 billion (excluding the City of Houston bonds referenced below) and entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years. These leasing arrangements are accounted for as operating leases in the accompanying consolidated financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $27 million of the bond proceeds have been expended as of December 31, 2001. During the construction period, we maintain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the occurrence of the completion of construction, our failure to comply with the lease agreement (which is within our control), or our termination of the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements.

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2001, we had firm commitments for 87 aircraft from Boeing, with an estimated cost of approximately $3.7 billion, after giving effect to the rescheduling discussed below. We expect that 20 of these aircraft will be delivered between January 2002 and May 2002. Thirteen of these 20 aircraft have been pre-financed, and we expect to finance the remaining seven aircraft. We have agreed with Boeing to reschedule deliveries of the remaining 67 aircraft so that they will be delivered between late 2003 and mid 2008. We do not have backstop financing from Boeing or any other financing currently in place for the remaining 67 aircraft. In addition, at December 31, 2001, we had firm commitments to purchase 22 spare engines related to the new Boeing aircraft for approximately $128 million, which will be deliverable through March 2005. Further financing will be needed to satisfy our capital commitments for our aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of December 31, 2001, the estimated aggregate cost of ExpressJet's firm commitments for Embraer regional jets is approximately $2.6 billion. We do not have any obligation to take delivery of any of these firm Embraer aircraft that are not financed by a third party and leased to us.

We expect our net cash outlays for 2002 capital expenditures, exclusive of fleet plan requirements, will total approximately $200 million, primarily relating to software application and automation infrastructure projects, aircraft modifications, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Our net capital expenditures during 2001 aggregated $156 million, exclusive of fleet plan requirements.

We expect to fund our future capital commitments through internally generated funds together with general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

The following table of our material debt, lease, TIDES and aircraft purchase commitments at December 31, 2001, summarizes the effect these obligations are expected to have on our cash flow in the future periods set forth below (in millions):
Contractual Obligations	Related Cash Outflows Total 2002 2003 2004 2005 2006						Later Years

Long-term debt	$ 4,256	$ 328	$ 410	$ 329	$ 563	$ 417	$2,209
Capital lease obligations	446	45	40	38	39	41	243
TIDES	250	-	-	-	-	-	250
Aircraft operating leases	11,271	923	880	843	821	715	7,089
Nonaircraft operating leases	5,132	389	556	616	656	656	2,259
Aircraft purchase commitments (1)	3,438	1,129	158	641	597	397	516

Total	$24,793	$2,814	$2,044	$2,467	$2,676	$2,226	$12,566

  Amounts shown are net of previously paid purchase deposits.

Deferred Tax Assets. We have not paid income taxes, other than alternative minimum taxes, in the last two years. As of December 31, 2001, we had a net deferred tax liability of $518 million including gross deferred tax assets aggregating $976 million, $532 million related to net operating losses ("NOLs"), and a valuation allowance of $245 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change," In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change occurred, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 4.82% for January 2002). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets that we held at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $93 million per year other than through the recognition of future built-in gain transactions.

In November 1998, Northwest Airlines Corporation completed its acquisition of certain equity interests in us previously held by Air Partners, L.P. and its affiliates, together with some of our Class A common stock held by other investors, totaling 8,661,224 shares of the Class A common stock. On January 22, 2001, we repurchased 6,685,279 shares of our Class A common stock from Northwest Airlines Corporation and an affiliate. In addition, each issued share of our Class A common stock was reclassified into 1.32 shares of Class B common stock in a nontaxable transaction. We do not believe that these transactions resulted in an ownership change for purposes of Section 382.

Employees. In 2000, we began implementing a phased plan to bring employee benefits to industry standard levels by 2003. The plan provides for increases in vacation, paid holidays, increased 401(k) company matching cash contributions and additional past service retirement credit for most senior employees.

The following table reflects Continental's, ExpressJet's and CMI's principal collective bargaining agreements, and their respective amendable dates:
Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Pilots	4,300	Air Line Pilots Association International ("ALPA")	October 2002

ExpressJet Pilots	1,850	ALPA	October 2002

Continental Dispatchers	100	Transport Workers Union ("TWU")	October 2003

ExpressJet Dispatchers	50	TWU	July 2004

Continental Mechanics	3,400	International Brotherhood of Teamsters ("Teamsters")	January 2002

ExpressJet Mechanics	750	Teamsters	February 2004

CMI Mechanics	100	Teamsters	March 2001

Continental Flight Attendants	6,750	International Association of Machinists and Aerospace Workers ("IAM")	October 2004

ExpressJet Flight Attendants	650	IAM	December 2004

CMI Flight Attendants	260	IAM	June 2005

CMI Fleet and Passenger Service Employees	460	Teamsters	March 2001

Continental Flight Simulator Technicians	50 Tra	TWU	Negotiations for initial contract ongoing

Collective bargaining agreements between us and our mechanics (who are represented by the Teamsters) and between both us and ExpressJet and our respective pilots (who are represented by ALPA) are amendable in January 2002 and October 2002, respectively. In addition, collective bargaining agreements between CMI and its mechanics and fleet and passenger service employees (represented by the Teamsters) were amendable in March 2001. Negotiations were deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks. Negotiations have recommenced with the Teamsters in the first quarter of 2002 and are scheduled to commence with ALPA in the summer of 2002.

Our other employees and those of ExpressJet and CMI are not covered by collective bargaining agreements.

Impairment Losses. In the fourth quarter of 2001, we incurred a special charge of $61 million ($39 million after taxes) associated primarily with the impairment of various owned aircraft and spare engines, including all of the DC-10-30, ATR-42, EMB-120 and Boeing 747 and 727 aircraft we owned.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of") ("SFAS 121"), we record impairment losses on owned assets when circumstances indicate that the assets might be impaired. We performed evaluations to determine whether future cash flows expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of the aircraft and the related assets. As a result of the evaluations, we determined that the expected cash flows expected are not sufficient to recover the carrying value of the assets, and therefore these aircraft were impaired as defined by SFAS 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect their fair market value. In determining the fair market value of these assets, we considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. Our estimate of cash flows and fair market value might change due to changes in the economic environment in the airline industry.

As of January 31, 2002, we had 56 jet aircraft and 19 turboprop aircraft out of service from our fleet. The majority of these aircraft have been temporarily removed from service and we will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in special charges for impairment and lease exit costs. We could suffer additional impairment of operating aircraft and other long-lived assets in the future if the economic environment in which we operate does not continue to improve or further deteriorates due to unforeseen circumstances. The special charges for all or a significant portion of the temporarily grounded aircraft would, and any additional special charges for impairment of operating aircraft and other long-lived assets could, be material.

Environmental Matters. In the third quarter of 2001, we recorded a $17 million charge, net of anticipated insurance recoveries, to provide additional reserves for potential environmental remediation costs. Reserves for estimated losses from environmental remediation are based primarily on third-party environmental studies and estimates as to the extent of the contamination and the nature of required remedial actions. Anticipated insurance proceeds are recorded as a receivable. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs in excess of anticipated insurance proceeds are adequate, reserves could be adjusted as further information develops or circumstances change. In addition, certain of our insurers have denied coverage for environmental matters. We have sued them for coverage, and they have counterclaimed against us. We cannot currently calculate the increase that might be required in our environmental reserves or predict the outcome of our insurance dispute. However, we do not expect these items to materially impact our liquidity or our results of operations.

Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements.

    Revenue Recognition. We recognize passenger revenue and related commissions, if any, when transportation is provided rather than when a ticket is sold. The amount of passenger ticket sales and commissions not yet recognized as revenue is reflected as air traffic liability and prepaid commissions, respectively, in our consolidated balance sheet. We perform periodic evaluations of this estimated liability and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions, and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price. These amounts are materially consistent from year to year.
    Impairments of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

As a result of the impact on our operations of the September 11, 2001 terrorist attacks, we determined that the carrying amounts of our owned DC-10-30, ATR-42, EMB-120 and Boeing 747 and 727 aircraft and related inventories are no longer recoverable based on estimates of future operating cash flows to be generated by these fleets. As a result, we recognized an impairment charge of approximately $61 million in the fourth quarter of 2001. We estimated the fair value of these aircraft based on industry trends, and, where available, reference to market rates and transactions. All other long-lived assets, principally our other fleet types and intangible assets, were determined to be recoverable based on our estimates of future cash flows. Our estimates of future cash flows reflect a return to more historical levels of industry profitability on a longer-term basis.

We provide an allowance for inventory obsolescence over the remaining useful life of the related aircraft for spare parts expected to be on hand on the date the aircraft are retired from service, plus allowances for spare parts currently identified as excess. These allowances are based on our estimates and industry trends, which are subject to change. The estimates are more sensitive when we near the end of a fleet life or when we remove entire fleets from service sooner than originally planned.

We regularly review the estimated useful lives and salvage values for our aircraft and spare parts.
    Frequent Flyer Accounting. We utilize a number of estimates in accounting for our OnePass frequent flyer program which are consistent with industry practices.

We record a liability for the estimated incremental cost of providing travel awards which includes the cost of incremental fuel, meals, insurance and miscellaneous supplies and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates or the minimum award level could have a significant impact on our liability in the year of change as well as future years.

We defer the portion of amounts received from marketing partners for sale of OnePass miles representing our estimate of the fair value of tickets that are likely to be purchased with mileage credits sold to the marketing partners. This portion is recognized over the period the mileage credits are expected to be used. A change to either the time period over which the credits are used or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years.

The Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting for both multiple-deliverable revenue arrangements and volume-based sales incentive offers, but has not yet reached a consensus that would apply to programs such as ours. The issuance of new accounting standards could have a significant impact on our liability in the year of change as well as future years.

Recently Issued Accounting Standards. In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. We will adopt SFAS 142 beginning in the first quarter of 2002 and currently estimate discontinuing the amortization of our goodwill recorded on equity investments and routes, which are indefinite-life intangible assets, which will result in reduced expense of approximately $23 million on an annualized basis. We will be required to test routes for impairment annually in accordance with SFAS 142, beginning in the first quarter of 2002. We expect to perform the first of the required impairment tests for goodwill and routes as of January 1, 2002 in the first quarter of 2002. We do not expect to have a material impairment of our goodwill or routes upon adoption based upon our preliminary assessment of fair values.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. We do not expect SFAS 144, which is effective in 2002, to have a material effect on our results of operations.

Pensions. Although 2001 costs associated with our pension plan remained flat, 2002 costs are expected to increase significantly. This expected increase results primarily from a significant decline in the fair market value of the securities comprising the plan's assets and the participation in the plan by employees who were previously excluded from it. We are required to meet minimum funding standards for the plan and anticipate that our costs will continue to increase as the number of participants grows. These increases will be exacerbated, and could be significant, if the value of plan assets remains depressed or drops further and if the overall seniority of participating employees is higher in a given year. We believe that this may occur as our attrition rates continue to drop.

Other. Our capacity purchase agreement with ExpressJet provides that we purchase in advance all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. We previously announced our intention to sell or otherwise dispose of some or all of our interests in ExpressJet. If we do so, then we would have greater fixed costs, which could result in lower or more volatile earnings or both. For example, for the year ended December 31, 2001, our pre-tax net loss of approximately $114 million included pre-tax net income for ExpressJet of approximately $80 million.

See Note 15 in the notes to consolidated financial statements for a discussion of related party transactions.

We anticipate that additional employee stock options will be granted in 2002 to properly incentivize our employees. The number of options and terms are not yet known. See Note 8 in the notes to consolidated financial statements.

Outlook. As discussed above, in light of the events of September 11, 2001 and their aftermath, we currently anticipate that we will incur a significant loss for the first quarter of 2002. However, based on current information and trends, we currently anticipate being profitable in March of 2002 and in the second and third quarters of 2002 due in part to the seasonality of our business. In addition, we currently expect to incur a loss for the fourth quarter of 2002 and for the full year 2002. Although load factors continue to improve, they have done so against significantly reduced capacity. The reduced capacity, coupled with the fact that many of our costs are fixed in the intermediate to long term, will continue to drive higher unit costs. Cost per available seat mile for 2002 is expected to increase 5%, holding fuel rate constant, as compared to 2001. This increase is partly attributable to anticipated additional insurance costs in 2002 of approximately $85 million. Business traffic in most markets continues to be weak, and carriers continue to offer reduced fares to attract passengers, which lowers our passenger revenue and yields and raises our break-even load factor. We cannot predict when business traffic or yields will increase.

We believe that our costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries, benefits and related costs as we reach new union agreements, partially offset by savings realized through employee furloughs, company-offered leaves of absence, retirements and cancellation of open positions, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions, and insurance and security costs, which have already increased significantly since the September 11, 2001 terrorist attacks), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including landing fees and new security requirements, (vi) changes in our fleet and related capacity and (vii) our continuing efforts to reduce costs throughout our operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using electronic ticketing and the internet for bookings, reduced capital spending, lowering capacity to meet demand, and continuing to remove non-value added costs from the system. However, the precise impact of these items is not known at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market Risk Sensitive Instruments and Positions

We are subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to investments in equity and debt securities. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2001 and 2000, aircraft fuel accounted for 13.5% and 15.2%, respectively, of our operating expenses (excluding severance and other special charges and Stabilization Act grant). From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Our fuel hedging strategy may limit our ability to benefit from declines in fuel price. In February 2002, we purchased out of the money call options to hedge a significant increase in fuel costs for approximately 35% of our projected 2002 fuel requirements for the period March through December. As of December 31, 2001, we had no fuel hedges in place to protect against price increases as compared to approximately 23% of our projected 2001 fuel requirements hedged at December 31, 2000. We estimate that a 10% increase in the price per gallon of aircraft fuel would not have a material impact on the fair value of the petroleum call options existing at December 31, 2000.

Foreign Currency. We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. Our largest exposure comes from the Japanese yen. However, we attempt to mitigate the effect of certain potential foreign currency losses by entering into forward contracts that effectively enable us to sell Japanese yen expected to be received from yen-denominated net cash flows over the next 12 months at specified exchange rates. As of December 31, 2001, we had entered into forward contracts to hedge approximately 80% of our 2002 projected yen-denominated net cash flows, as compared to having in place forward contracts to hedge approximately 75% of our 2001 projected yen-denominated net cash flows at December 31, 2000. We estimate that at December 31, 2001, a 10% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing forward contracts by $10 million offset by a corresponding loss on the underlying exposure of $12 million resulting in a net $2 million loss as compared to a $15 million increase in the fair value of existing forward contracts offset by a corresponding loss on the underlying exposure of $20 million resulting in a net $5 million loss at December 31, 2000.

Interest Rates. Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on debt and interest income earned on short-term investments).

We had approximately $1 billion and $754 million of variable-rate debt as of December 31, 2001 and 2000, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate cap and swap agreements. Our interest rate cap, which limited the amount of potential increase in the LIBOR rate component of the floating rate to a maximum of 9% over the term of the contract, expired July 31, 2001. The interest rate swap outstanding at both December 31, 2001 and 2000 had a notional amount of $176 million. The interest rate swap effectively locks us into paying a fixed rate of interest on a portion of our floating rate debt securities through 2005. If average interest rates increased by 100 basis points during 2002 as compared to 2001, our projected 2002 interest expense would increase by approximately $8 million, net of interest rate cap and swap. At December 31, 2000, an interest rate increase of 100 basis points during 2001 as compared to 2000 was projected to increase 2001 interest expense by approximately $5 million, net of interest rate cap and swap. The interest rate cap does not mitigate this increase in interest expense materially given the current level of such floating rates.

As of December 31, 2001 and 2000, we estimated the fair value of $2.7 billion and $2.2 billion (carrying value) of our fixed-rate debt to be $2.5 billion and $2.2 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates, was approximately $115 million and $109 million as of December 31, 2001 and 2000, respectively. The fair value of the remaining fixed-rate debt at December 31, 2001 and 2000, (with a carrying value of $526 million and $453 million, respectively), was not practicable to estimate.

If 2002 average short-term interest rates decreased by 100 basis points over 2001 average rates, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $11 million during 2002, compared to an estimated $12 million decrease during 2001 measured at December 31, 2000.

Investments in Equity Securities. We have a 49% equity investment in Compania Panamena de Aviacion, S.A. ("Copa"), a 28% equity investment in Gulfstream International Airlines, Inc. and an 11% equity interest in Orbitz which are also subject to price risk. However, since a readily determinable market value does not exist for any of Copa, Gulfstream or Orbitz (each is privately held), we are unable to quantify the amount of price risk sensitivity inherent in these investments. At December 31, 2001 and 2000, the carrying value of the investment in Copa was $53 million and $48 million, respectively. At December 31, 2001 and 2000, the carrying value of the investment in Gulfstream was $0 and $8 million, respectively. At December 31, 2001, the carrying value of our investment in Orbitz was $12 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for the sale of mileage credits to participating partners in its frequent flyer program.

ERNST & YOUNG LLP

Houston, Texas

January 16, 2002

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Year Ended December 31,
	2001	2000	1999
Operating Revenue:
Passenger	$8,457	$9,308	$8,116
Cargo, mail and other	512	591	523
	8,969	9,899	8,639
Operating Expenses:
Wages, salaries and related costs	3,021	2,875	2,510
Aircraft fuel	1,229	1,393	756
Aircraft rentals	903	844	771
Landing fees and other rentals	581	532	497
Maintenance, materials and repairs	568	646	603
Depreciation and amortization	467	402	360
Reservations and sales	445	455	414
Commissions	364	526	576
Passenger servicing	347	362	352
Fleet impairment losses, severance and other special charges	124	-	81
Other	1,193	1,135	1,104
Stabilization Act grant	(417)	-	-
	8,825	9,170	8,024
Operating Income	144	729	615
Nonoperating Income (Expense):
Interest expense	(295)	(251)	(233)
Interest capitalized	57	57	55
Interest income	45	87	71
Gain on sale of Amadeus	-	-	297
Other, net	(65)	(51)	(7)
	(258)	(158)	183
Income (Loss) before Income Taxes, Cumulative Effect of Accounting Changes and Extraordinary Charge	(114)	571	798
Income Tax (Expense) Benefit	29	(222)	(310)
Distributions on Preferred Securities of Trust, net of applicable income taxes of $6 and $1 in 2001 and 2000, respectively	(10)	(1)	-
Income (Loss) before Cumulative Effect of Accounting Changes and Extraordinary Charge	(95)	348	488
Cumulative Effect of Accounting Changes, Net of Applicable Income Taxes of $19	-	-	(33)
Extraordinary Charge, net of applicable income taxes of $3	-	(6)	-
Net Income (Loss)	$ (95)	$ 342	$ 455
Basic Earnings (Loss) per Share:
Income (Loss) before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ (1.72)	$ 5.71	$ 7.02
Cumulative Effect of Accounting Changes	-	-	(0.48)
Extraordinary Charge	-	(0.09)	-
Net Income (Loss)	$ (1.72)	$ 5.62	$ 6.54
Diluted Earnings (Loss) per Share:
Income (Loss) before Cumulative Effect of Accounting Changes and Extraordinary Charge	$ (1.72)	$ 5.54	$ 6.64
Cumulative Effect of Accounting Changes	-	-	(0.44)
Extraordinary Charge	-	(0.09)	-
Net Income (Loss)	$ (1.72)	$ 5.45	$ 6.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	December 31,	December 31,
ASSETS	2001	2000

Current Assets:
Cash and cash equivalents	$ 1,132	$ 1,371
Short-term investments	-	24
Accounts receivable, net of allowance for doubtful receivables of $27 and $20, respectively	404	495
Spare parts and supplies, net of allowance for obsolescence of $80 and $67, respectively	272	280
Deferred income taxes	192	137
Prepayments and other	144	152
Total current assets	2,144	2,459

Property and Equipment:
Owned property and equipment:
Flight equipment	5,592	4,597
Other	1,092	990
	6,684	5,587
Less: Accumulated depreciation	1,249	1,025
	5,435	4,562

Purchase deposits for flight equipment	454	404

Capital leases:
Flight equipment	223	226
Other	234	138
	457	364
Less: Accumulated amortization	193	167
	264	197
Total property and equipment	6,153	5,163

Other Assets:
Routes and airport operating rights, net of accumulated amortization of $445 and $395, respectively	1,033	1,081
Other assets, net	461	498

Total other assets	1,494	1,579

Total Assets	$ 9,791	$ 9,201

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 355	$ 304
Accounts payable	1,008	1,016
Air traffic liability	1,014	1,125
Accrued payroll and pensions	523	297
Accrued other liabilities	291	238
Total current liabilities	3,191	2,980

Long-Term Debt and Capital Leases	4,198	3,374

Deferred Credits and Other Long-Term Liabilities:
Deferred income taxes	710	787
Other	288	208
Total deferred credits and other long-term liabilities	998	995

Commitments and Contingencies

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures	243	242

Redeemable Common Stock	-	450

Stockholders' Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding as of December 31, 2001, stated at par value	-	-
Class A common stock - $.01 par, 50,000,000 shares authorized through January 22, 2001; 10,963,538 shares issued and outstanding as of December 31, 2000	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 88,617,001 and 64,073,431 shares issued in 2001 and 2000, respectively	1	1
Additional paid-in capital	1,071	379
Retained earnings	1,361	1,456
Accumulated other comprehensive income (loss)	(132)	13
Treasury stock - 25,442,529 and 16,586,603 Class B shares in 2001 and 2000, respectively, at cost	(1,140)	(689)
Total stockholders' equity	1,161	1,160
Total Liabilities and Stockholders' Equity	$ 9,791	$ 9,201

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net income (loss)	$ (95)	$ 342	$ 455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(35)	224	293
Depreciation and amortization	467	402	360
Fleet disposition/impairment losses	61	-	81
Gain on sale of Amadeus	-	-	(297)
Gain on sale of other investments	(5)	(9)	(29)
Cumulative effect of accounting changes	-	-	33
Other, net	56	(49)	(83)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	73	6	(53)
Increase in spare parts and supplies	(20)	(72)	(99)
Increase (decrease) in accounts payable	(8)	159	8
Increase (decrease) in air traffic liability	(111)	163	110
Increase (decrease) in accrued payroll and pensions	90	(132)	34
Other	94	(130)	(37)
Net cash provided by operating activities	567	904	776
Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries	(432)	(640)	(1,174)
Purchase deposits refunded in connection with aircraft delivered	337	577	1,139
Capital expenditures	(568)	(511)	(706)
Sale (purchase) of short-term investments	24	368	(392)
Proceeds from sale of Amadeus, net	-	-	391
Proceeds from disposition of property and equipment	11	135	77
Other	(26)	3	6
Net cash used in investing activities	(654)	(68)	(659)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	436	157	453
Proceeds from issuance of preferred securities of trust, net	-	242	-
Purchase of common stock	(451)	(450)	(528)
Payments on long-term debt and capital lease obligations	(367)	(707)	(295)
Proceeds from issuance of common stock	241	92	38
Other	(11)	3	14
Net cash used in financing activities	(152)	(663)	(318)
Net Increase (Decrease) in Cash and Cash Equivalents	(239)	173	(201)
Cash and Cash Equivalents - Beginning of Period	1,371	1,198	1,399
Cash and Cash Equivalents - End of Period	$1,132	$1,371	$1,198
Supplemental Cash Flows Information:
Interest paid	$ 314	$ 276	$ 221
Income taxes paid (refunded)	$ (4)	$ 7	$ 18
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 707	$ 808	$ 774
Conversion of 6-3/4% Convertible Subordinated Notes into Class B common stock	$ -	$ -	$ 230
Conversion of Trust Originated Preferred Securities into Class B common stock	$ -	$ -	$ 111
Capital lease obligations incurred	$ 95	$ 53	$ 50
Sale-leaseback of aircraft	$ -	$ -	$ 81

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                      (In millions)
	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income/(Loss)	Treasury Stock, At Cost

Balance, December 31, 1998	$ 634	$ 659	$(88)	$ 297	$ (13)

Net Income	-	455	-	455	-
Reduction in Additional Minimum Pension Liability, net of applicable income taxes of $43	-	-	82	82	-
Purchase of Common Stock	-	-	-	-	(528)
Reissuance of Treasury Stock pursuant to Stock Plans	(18)	-	-	-	69
Conversion of 6-3/4% Convertible Subordinated Notes into Common Stock	161	-	-	-	66
Conversion of Trust Originated Preferred Securities into Common Stock	100	-	-	-	11
Other	(6)	-	5	5	3
Balance, December 31, 1999	871	1,114	(1)	542	(392)

Net Income	-	342	-	342	-
Purchase of Common Stock	(1)	-	-	-	(449)
Reissuance of Treasury Stock pursuant to Stock Plans	(45)	-	-	-	137
Reclass for Redeemable Common Stock	(450)	-	-	-	-
Other	4	-	14	14	15
Balance, December 31, 2000	379	1,456	13	356	(689)

Net Loss	-	(95)	-	(95)	-
Increase in Additional Minimum Pension Liability, net of applicable income taxes of $77	-	-	(138)	(138)	-
Purchase of Common Stock	-	-	-	-	(451)
Issuance of Common Stock pursuant to Stock Plans	79	-	-	-	-
Issuance of Common Stock pursuant to Stock Offering	173	-	-	-	-
Reclass for Redeemable Common Stock	450	-	-	-	-
Other	(10)	-	(7)	(7)	-
Balance, December 31, 2001	$1,071	$1,361	$ (132)	$ (240)	$(1,140)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                   NUMBER OF SHARES  (in thousands)

	Preferred Stock	Class A Common Stock	Class B Common Stock	Treasury Stock

Balance, December 31, 1998	-	11,407	52,971	400
Purchase of Common Stock	-	-	(13,134)	13,134
Reissuance of Treasury Stock pursuant to Stock Plans	-	-	1,854	(1,854)
Reissuance of Treasury Stock pursuant to Conversion of Class A to Class B Common Stock	-	(86)	86	(86)
Issuance of Common Stock pursuant to Stock Plans	-	-	13	-
Conversion of 6-3/4% Convertible Subordinated Notes into Common Stock	-	-	6,132	-
Reissuance of Treasury Stock pursuant to Conversion of 6-3/4% Convertible Subordinated Notes	-	-	1,485	(1,485)
Conversion of Trust Originated Preferred Securities into Common Stock	-	-	4,408	-
Reissuance of Treasury Stock pursuant to a reclassification of Trust Originated Preferred Securities	-	-	345	(345)
Balance, December 31, 1999	-	11,321	54,160	9,764

Purchase of Common Stock	-	-	(10,545)	10,545
Reissuance of Treasury Stock pursuant to Stock Plans	-	-	3,365	(3,365)
Reissuance of Treasury Stock pursuant to a reclassification of Class A to Class B Common Stock	-	(357)	357	(357)
Issuance of Common Stock pursuant to Stock Plans	-	-	150	-
Balance, December 31, 2000	-	10,964	47,487	16,587

Repurchase of Northwest Stock	-	(6,686)	-	8,824
Issuance of Common Stock pursuant to Stock Plans	-	-	2,313	-
Issuance of Common Stock pursuant to Conversion of Class A to Class B Common Stock	-	(4,278)	5,646	-
Issuance of Common Stock pursuant to Stock Offering	-	-	7,751	-
Purchase of Common Stock	-	-	(23)	23
Issuance of Preferred Stock	-	-	-	-
Other	-	-	-	9
Balance, December 31, 2001	-	-	63,174	25,443

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc. is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the fifth largest United States airline (as measured by 2001 revenue passenger miles) and, together with our wholly owned subsidiaries, ExpressJet Airlines, Inc. ("ExpressJet"), and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, served 215 airports worldwide at January 15, 2002. As of January 15, 2002, we flew to 123 domestic and 92 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 15 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo and are one of the leading airlines providing service to Mexico and Central America, serving more destinations there than any other United States airline. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Principles of Consolidation -

  Our consolidated financial statements include the accounts of Continental and its operating subsidiaries, ExpressJet and CMI. All intercompany transactions have been eliminated in consolidation.

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

  Short-Term Investments -

  We invest in commercial paper with original maturities in excess of 90 days but less than 270 days. These investments are classified as short-term investments in the accompanying consolidated balance sheet. Short-term investments are stated at cost, which approximates market value, and are classified as held-to-maturity securities.

  Spare Parts and Supplies -

  Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when incurred in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, for spare parts expected to be on hand the date the aircraft are retired from service, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value. These allowances are based on management estimates, which are subject to change.

  Property and Equipment -

  Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. The estimated useful lives and residual values for our property and equipment are as follows:
	Estimated Useful Life	Estimated Residual Value

Jet aircraft	25 to 30 years	10-15%
Turboprop aircraft	18 years	10%
Ground property and equipment	2 to 30 years	0%
Capital lease - flight and ground	Lease Term	0%

  Routes and Airport Operating Rights -

  Routes are amortized on a straight-line basis over 40 years and airport operating rights over the stated term of the related lease or 20 years. Routes and airport operating rights are comprised of the following in millions:
	Balance 2001 2000		Accumulated Amortization 2001 2000

Routes	$ 685	$ 711	$201	$179
Airport operating rights	348	370	244	216
	$1,033	$1,081	$445	$395

  See Note 1 (q) for a discussion of recently issued accounting standards.

  Air Traffic Liability -

  Passenger revenue is recognized when transportation is provided rather than when a ticket is sold. The amount of passenger ticket sales not yet recognized as revenue is reflected in the accompanying Consolidated Balance Sheets as air traffic liability. We perform periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions, and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

  Frequent Flyer Program -

  We sponsor a frequent flyer program, "OnePass", and record an estimated liability for the incremental cost associated with providing the related free transportation at the time a free travel award is earned. The liability is adjusted periodically based on awards earned, awards redeemed and changes in the OnePass program.

  We also sell mileage credits in the OnePass program to participating partners, such as hotels, car rental agencies and credit card companies. During 1999, as a result of the issuance of Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," we changed the method we use to account for the sale of these mileage credits. This change, which totaled $27 million, net of tax, was applied retroactively to January 1, 1999 and was accounted for as a cumulative effect of a change in accounting principle. Under the new accounting method, revenue from the sale of mileage credits, based on estimates of the fair value of tickets to be redeemed with the mileage sold, is deferred and recognized when transportation is provided. Previously, the resulting revenue, net of the incremental cost of providing future air travel, was recorded in the period in which the credits were sold.

  The pro forma and actual results for 1999, assuming the accounting change is applied retroactively, is shown below (in millions except per share data):
	Proforma	Actual

Income before Cumulative Effect of Accounting Change and Extraordinary Charge	$ 488	$ 488
Basic earnings per share	$ 7.02	$ 7.02
Diluted earnings per share	$ 6.64	$ 6.64

Net Income	$ 482	$ 455
Basic earnings per share	$ 6.93	$ 6.54
Diluted earnings per share	$ 6.57	$ 6.20

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

  Advertising Costs -

  We expense the costs of advertising as incurred. Advertising expense was $18 million, $60 million and $82 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Stock Plans and Awards -

  Under Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"), if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Since our stock options have all been granted at fair value, no compensation expense has been recognized under APB 25. We elected to follow APB 25 in accounting for our employee stock options and our stock purchase plans. We believe APB 25 is preferable to alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires use of option valuation models that were not developed for use in valuing employee stock options or purchase rights.

  Measurement of Impairment -

  In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value.

  Start-Up Costs -

  Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), requires start-up costs to be expensed as incurred. We adopted SOP 98-5 in the first quarter of 1999. This statement requires all unamortized start up costs (e.g., pilot training costs related to induction of new aircraft) to be expensed upon adoption, resulting in a $6 million cumulative effect of a change in accounting principle, net of tax, in the first quarter of 1999.

  Recently Issued Accounting Standards -

  In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. We will adopt SFAS 142 beginning in the first quarter of 2002 and currently estimate discontinuing the amortization of our goodwill recorded on equity investments and routes, which are indefinite-life intangible assets, which will result in reduced expense of approximately $23 million on an annualized basis. We will be required to test routes for impairment annually in accordance with SFAS 142, beginning in the first quarter of 2002. We expect to perform the first of the required impairment tests for goodwill and routes as of January 1, 2002 in the first quarter of 2002. We do not expect to have a material impairment of our goodwill or routes upon adoption based upon our preliminary assessment of fair values.

  In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. We do not expect SFAS 144, which is effective in 2002, to have a material effect on our results of operations.

  Reclassifications -

Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

NOTE 2 - EARNINGS PER SHARE

Basic earnings (loss) per common share ("EPS") excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions):
	2001	2000	1999

Numerator:
Income (loss) before cumulative effect of accounting changes and extraordinary charge	$(95)	$348	$488
Cumulative effect of accounting changes, net of tax	-	-	(33)
Extraordinary charge, net of tax	-	(6)	-
Numerator for basic earnings (loss) per share - net income (loss)	(95)	342	455

Effect of dilutive securities:
Preferred Securities of Trust	-	1	-
6-3/4% Convertible Subordinated Notes	-	-	4
	-	1	4

Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$(95)	$343	$459

Denominator:
Denominator for basic earnings (loss) per share - weighted- average shares	55.5	60.7	69.5

Effect of dilutive securities:
Employee stock options	-	1.1	1.4
Preferred Securities of Trust	-	0.6	0.1
Potentially Dilutive Shares (Northwest Repurchase)	-	0.4	-
6-3/4% Convertible Subordinated Notes	-	-	2.9
Dilutive potential common shares	-	2.1	4.4

Denominator for diluted earnings (loss) per share - adjusted weighted - average and assumed conversions	55.5	62.8	73.9

Approximately 6.0 million in 2001, 1.1 million in 2000 and 1.1 million in 1999 of weighted average options to purchase shares of our Class B common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):
	2001	2000

Secured
Notes payable, interest rates of 5.00% to 8.50%, payable through 2019	$2,852	$2,325
Floating rate notes, interest rates of LIBOR plus 0.49% to 1.0%, (2.50% to 4.72% as of December 31, 2001), Eurodollar plus 1.375% (3.31% as of December 31, 2001), Commercial Paper plus 0.40% (1.95% as of December 31, 2001), payable through 2014	718	532
Revolving credit facility, floating interest rate of LIBOR plus 3.0% (4.93% as of December 31, 2001), payable through 2004	190	-
Credit facility, floating interest rate of LIBOR plus 3.5% and 1.0%, respectively (5.43% as of December 31, 2001), payable through 2002	75	150
Floating rate note, interest rate of LIBOR plus 4.0% and 1.25%, respectively, (5.93% as of December 31, 2001), payable through 2004	61	72
Notes payable, interest rates of 8.49% to 9.07%, payable through 2008	36	39

Unsecured
Senior notes payable, interest rate of 8.0%, payable through 2005	200	200
Notes payable, interest rate of 8.125%, payable through 2008	110	110
Other	14	14
	4,256	3,442
Less: current maturities	328	272
Total	$3,928	$3,170

Substantially all of our property and equipment is subject to agreements securing our indebtedness. We have unencumbered assets, consisting primarily of spare parts, with a net book value in excess of $1.0 billion.

We have certain debt and credit facility agreements, which contain financial covenants restricting CMI's incurrence of certain indebtedness and pledge or sale of assets. In addition, the credit facility contains certain financial covenants applicable to Continental and prohibits Continental from granting a security interest on certain of its international route authorities and its stock in Air Micronesia, Inc., CMI's parent company.

At December 31, 2001, under the most restrictive provisions of our debt and credit facility agreements, we are required to maintain a minimum unrestricted cash balance of $500 million and beginning in the second quarter of 2003, a minimum specified ratio of EBITDAR (earnings before interest, income taxes, depreciation and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends. These credit facilities had an outstanding balance of $326 million at December 31, 2001.

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2002	$328
2003	410
2004	329
2005	563
2006	417

NOTE 4 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most aircraft leases also include both renewal options and purchase options.

At December 31, 2001, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases, that have initial or remaining noncancellable lease terms in excess of one year, are as follows (in millions):
	Capital Leases	Operating Leases Aircraft Non-aircraft

Year ending December 31,
2002	$ 45	$ 923	$ 389
2003	40	880	556
2004	38	843	616
2005	39	821	656
2006	41	715	656
Later years	243	7,089	2,259

Total minimum lease payments	446	$11,271	$5,132
Less: amount representing interest	149
Present value of capital leases	297
Less: current maturities of capital leases	27
Long-term capital leases	$270

At December 31, 2001, Continental, including ExpressJet, had 427 and 11 aircraft (of which 40 operating leased aircraft and five capital leased aircraft have been removed from service) under operating and capital leases, respectively. These leases have remaining lease terms ranging from one month to 22-1/2 years.

Our total rental expense for aircraft operating leases, net of sublease rentals, was $903 million, $844 million and $771 million in 2001, 2000 and 1999, respectively. Total rental expense for non-aircraft operating leases, net of sublease rentals, was $380 million, $353 million and $328 million in 2001, 2000 and 1999, respectively.

NOTE 5 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of our risk management program, we use or have used a variety of financial instruments, including petroleum call options, petroleum swap contracts, jet fuel purchase commitments, foreign currency average rate options, foreign currency forward contracts and interest rate cap and swap agreements. We do not hold or issue derivative financial instruments for trading purposes.

Notional Amounts and Credit Exposure of Derivatives

The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of our exposure resulting from our use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which relate to interest rates, exchange rates or other indices.

Fuel Price Risk Management

As of December 31, 2001, we had no fuel hedges in place to protect against fuel price increases, we have from time to time entered into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Should we enter into any such arrangements in the future, our fuel hedging strategy may limit our ability to benefit from declines in fuel price.

We account for the call options and swap contracts as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), such financial instruments are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call options and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2001, 2000 and 1999. For the years ended December 31, 2001, 2000 and 1999, we recognized approximately $6 million, $44 million and $15 million, respectively, of net losses related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness (primarily time value). These losses are also included in nonoperating income (expense) in the accompanying consolidated statement of operations.

We had petroleum call options outstanding with an aggregate notional amount of approximately $329 million at December 31, 2000. The fair value of these hedges was not material. There were no outstanding fuel hedges at December 31, 2001.

Foreign Currency Exchange Risk Management

We use a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen-denominated net cash flows for the following nine to twelve months. The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges. In accordance with SFAS 133, such financial instruments are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of revenue when the underlying net cash flows are realized. We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness was not material during 2001, 2000 or 1999.

At December 31, 2001, we had yen forward contracts outstanding with an aggregate notional amount of $131 million and an unrealized gain of $14 million. The notional amount of our yen forward contracts outstanding at December 31, 2000 was $188 million with an unrealized gain of $22 million. Unrealized gains (losses) are recorded in other current assets (liabilities) with the offset to other accumulated comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness. The unrealized gain at December 31, 2001 will be recognized in earnings within the next twelve months.

Interest Rate Risk Management

We entered into interest rate cap and interest rate swap agreements to reduce the impact of potential interest rate increases on floating rate debt. The interest rate cap had a notional amount of $84 million as of December 31, 2000, and was effective through July 31, 2001. The interest rate swap had a notional amount of $176 million at both December 31, 2001 and 2000. We account for the interest rate cap and swap as cash flow hedges whereby the fair value of the interest rate cap and swap is reflected in other assets in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness (which is not material), recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap was a negative $9 million at December 31, 2001 and the fair value of the interest rate cap and swap were not material as of December 31, 2000. Amounts recorded in accumulated other comprehensive income (loss) are amortized as an adjustment to interest expense over the term of the related hedge. Such amounts were not material during 2001, 2000 or 1999.

Other Financial Instruments
  Cash equivalents -

  Cash equivalents are carried at cost and consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short maturity.

  Short-term Investments -

  Short-term investments consist primarily of commercial paper with original maturities in excess of 90 days but less than 270 days and approximate fair value due to their short maturity. We classify these investments as held-to-maturity securities.

  Investment in Equity Securities -

  We have a 49% interest in Compania Panamena de Aviacion, S.A. ("Copa") for $53 million. The investment is accounted for under the equity method of accounting. As of December 31, 2001 and 2000, the excess of the amount at which the investment is carried and the amount of underlying equity in the net assets was $40 million and $41 million, respectively. This difference is treated as goodwill and is being amortized over 40 years. Effective January 1, 2002, the amortization of this goodwill will be discontinued in accordance with SFAS 142.

  On October 20, 1999, we sold our interest in Amadeus Global Travel Distribution, S.A. for $409 million, including a special dividend. The sale, which occurred as part of Amadeus's initial public offering, resulted in a gain of approximately $297 million.

  In December 1999, we acquired a 28% interest in Gulfstream International Airlines, Inc. ("Gulfstream"). The investment is accounted for under the equity method of accounting. At December 31, 2001 and 2000, the carrying value of the investment in Gulfstream was $0 and $8 million, respectively. We have also guaranteed approximately $17 million of debt for Gulfstream as of December 31, 2001.

  As of December 31, 2001, we had an 11% equity interest in Orbitz, a comprehensive travel planning website. We account for our investment in Orbitz under the equity method of accounting. At December 31, 2001, the carrying value of our investment in Orbitz was $12 million.

  Debt -

The fair value of our debt with a carrying value of $3.6 billion and $2.9 billion at December 31, 2001 and 2000, respectively, estimated based on the discounted amount of future cash flows using our current incremental rate of borrowing for a similar liability or market prices, approximated $3.4 billion and $2.7 billion, respectively.

The fair value of the remaining debt (with a carrying value of $626 million and $567 million at December 31, 2001 and 2000, respectively), was not practicable to estimate.
  Preferred Securities of Trust -

  As of December 31, 2001 and 2000, the fair value of our 5,000,000 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), with a carrying value of $243 million, estimated based on market quotes, approximated $142 million and $259 million, respectively.

  Warrants -

  We are the holder of warrants in a number of start-up e-commerce companies focused on various segments of the travel distribution network. The warrants are recorded at fair value with the offset recorded to non-operating income. The fair value of these warrants was not material at December 31, 2001 or 2000.

  Other -

We have a compensation plan for all officers that provides a cash benefit that is indexed to the appreciation in fair value of a number of underlying equity securities of

e-commerce businesses related to the travel industry (including both Hotwire and Orbitz). The benefit formula meets the definition of a derivative, and is accordingly accounted for at fair value, with the offset recorded to non-operating expense. The fair value of the underlying equity securities derivative was not material at December 31, 2001 or 2000.

Credit Exposure of Financial Instruments

We are exposed to credit losses in the event of non-performance by issuers of financial instruments. To manage credit risks, we select issuers based on credit ratings, limit our exposure to a single issuer under defined Company guidelines, and monitor the market position with each counterparty.

NOTE 6 - PREFERRED SECURITIES OF TRUST

In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the "Trust") of which we own all the common trust securities, completed a private placement of 5,000,000 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities or TIDES. The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of Class B common stock at a conversion rate of $60 per share of Class B common stock (equivalent to approximately 0.8333 share of Class B common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying Consolidated Statement of Operations. The proceeds of the private placement, which totaled $242 million (net of $8 million of underwriting commissions and expense) are included in Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures in the accompanying Consolidated Balance Sheets.

The sole assets of the trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $250 million issued by us and which mature on November 15, 2030. The Convertible Subordinated Debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices. If we redeem the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

Taking into consideration our obligations under (i) the Preferred Securities Guarantee relating to the TIDES, (ii) the Indenture relating to the Convertible Subordinated Debentures to pay all debt and obligations and all costs and expenses of the Trust (other than U.S. withholding taxes) and (iii) the Indenture, the Declaration relating to the TIDES and the Convertible Subordinated Debentures, we have fully and unconditionally guaranteed payment of (i) the distributions on the TIDES, (ii) the amount payable upon redemption of the TIDES, and (iii) the liquidation amount of the TIDES.

The Convertible Subordinated Debentures and related income statement effects are eliminated in our consolidated financial statements.

NOTE 7 - REDEEMABLE COMMON, PREFERRED, COMMON AND TREASURY STOCK

Redeemable Common Stock

On November 15, 2000, we entered into a number of agreements with Northwest Airlines Corporation and some of its affiliates under which we would, among other things, repurchase approximately 6.7 million shares of our Class A common stock, owned by Northwest Airlines Corporation, reclassify all issued shares of Class A common stock into Class B common stock, make other adjustments to our corporate and alliance relationship with Northwest Airlines, Inc., and issue to Northwest Airlines, Inc. one share of preferred stock, designated as Series B preferred stock with blocking rights relating to certain change of control transactions involving us and certain matters relating to our rights plan. The transactions closed on January 22, 2001. As a result of our commitment to repurchase these Class A shares for $450 million, such amounts were included in Redeemable Common Stock in the accompanying Consolidated Balance Sheets at December 31, 2000.

Preferred Stock

We have 10 million shares of authorized preferred stock.

As of December 31, 2001, one share of Series B preferred stock was outstanding, which is owned by Northwest Airlines, Inc. No shares of preferred stock were outstanding as of December 31, 2000.

Some of the material provisions of the Series B preferred stock are listed below.

Ranking. The Series B preferred stock ranks junior to all classes of capital stock other than our common stock upon liquidation, dissolution or winding up of the company.

Dividends. No dividends are payable on the Series B preferred stock.

Voting Rights. The holder of the Series B preferred stock has the right to block certain actions we may seek to taking including:

    Certain business combinations and similar changes of control transactions involving us and a third party major air carrier;
    Certain amendments to our rights plan (or redemption of those rights);
    Any dividend or distribution of all or substantially all of our assets; and
    Certain reorganizations and restructuring transactions involving us.

Redemption. The Series B preferred stock is redeemable by us at a nominal price under the following circumstances:

    Northwest Airlines, Inc. transfers or encumbers the Series B preferred stock;
    There is a change of control of Northwest Airlines Corporation involving a third party major air carrier;
    Our alliance with Northwest Airlines Corporation terminates or expires (other than as a result of a breach by us); or
    Northwest Airlines Corporation materially breaches its standstill obligations to us or  triggers our rights agreement.

Common Stock

We currently have one class of common stock issued and outstanding, Class B common stock. Each share of Class B common stock is entitled to one vote per share.

Treasury Stock

We began a stock repurchase program in 1998 under which we repurchased a total of 28.2 million shares of Class B common stock for a total of approximately $1.2 billion through December 31, 2001. Approximately $216 million remained available in the program as of December 31, 2001. In addition to the current balance, the program permits (i) one-half of future net income (excluding special gains and charges), (ii) all the proceeds from the sale of non-strategic assets and (iii) the amount of cash proceeds we receive for the purchase of common stock by employees and other participants under our employee stock purchase and stock option plans to be added to the program. This program was suspended during 2001.

Stockholder Rights Plan

Effective November 20, 1998, we adopted a stockholder rights plan (the "Rights Plan") in connection with the disposition by Air Partners, L.P. of its interest in Continental to Northwest Airlines Corporation. Effective January 22, 2001, we amended the Rights Plan to take into account, among other things, the effects of the recapitalization and to eliminate the status of the Northwest parties as exempt persons that would not trigger the provisions of the Rights Plan.

The rights become exercisable upon the earlier of (i) the tenth day following a public announcement or public disclosure of facts indicating that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% (25%, or more in some cases, in the case of an Institutional Investor) or more of the total number of votes entitled to be cast generally by holders of our common stock then outstanding, voting together as a single class (such person or group being an "Acquiring Person"), or (ii) the tenth business day (or such later date as may be determined by action of our board of directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. Certain persons and entities related to us or Air Partners are exempt from the definition of "Acquiring Person."

The rights will expire on November 20, 2008 unless extended or unless the rights are earlier redeemed or exchanged by us.

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

If at any time after a person becomes an Acquiring Person, (i) we merge into any other person, (ii) any person merges into us and all of our outstanding common stock does not remain outstanding after such merger, or (iii) we sell 50% or more of our consolidated assets or earning power, each holder of a right (other than the Acquiring Person and its affiliates and associates) will have the right to receive, upon the exercise thereof, that number of shares of common stock of the acquiring corporation (including us as successor thereto or as the surviving corporation) which at the time of such transaction will have a market value of two times the exercise price of the right.

At any time after any person becomes an Acquiring Person, and prior to the acquisition by any person or group of a majority of our voting power, our board of directors may exchange the rights (other than rights owned by such Acquiring Person, which will have become void), in whole or in part, at an exchange ratio of one share of Class B common stock per right (subject to adjustment).

At any time prior to any person becoming an Acquiring Person, our board of directors may redeem the rights at a price of $.001 per right. The Rights Plan may be amended by our board of directors without the consent of the holders of the rights, except that from and after the time that any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the rights (other than the Acquiring Person and its affiliates and associates). Until a right is exercised, its holder, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends.

NOTE 8 - STOCK PLANS AND AWARDS

Stock Options

Our stockholders have approved the following incentive plans, which, subject to adjustment as provided in the respective plans, permit the issuance of the number of shares of Class B common stock set forth below:
Incentive Plan 2000	3,000,000 shares
1998 Stock Incentive Plan	5,500,000 shares
1997 Stock Incentive Plan	2,000,000 shares
1994 Stock Incentive Equity Plan	9,000,000 shares

The Incentive Plan 2000 provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. Each of the other plans permits awards of either stock options or restricted stock. Each plan permits awards to be made to the non-employee directors of the company or the employees of the company or its subsidiaries. Stock issued under the plans may be originally issued shares, treasury shares or a combination thereof. The total shares remaining for award under the plans as of December 31, 2001 was 7.2 million, although no new awards can be made under the 1994 Incentive Equity Plan.

Stock options are awarded under the plans with exercise prices equal to the fair market value of the stock on the date of grant, and typically vest over a three to four-year period. Employee stock options generally have a five-year term, while outside director stock options have ten-year terms.

Under the terms of the Plans, a change in control would result in all outstanding options under these plans becoming exercisable in full and restrictions on restricted shares being terminated.

The table below summarizes stock option transactions pursuant to our 2000 Incentive Plan and the Plans (share data in thousands). The vast majority of outstanding options were voluntarily surrendered to us in October 2001.
	2001		2000		1999
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at Beginning of Year	7,468	$37.30	9,005	$32.69	9,683	$30.31
Granted	1,651	$49.47	1,514	$42.20	1,055	$33.38
Exercised	(1,612)	$31.48	(2,885)	$25.65	(1,464)	$16.54
Cancelled	(6,527)	$41.96	(166)	$34.35	(269)	$37.41
Outstanding at End of Year	980	$36.34	7,468	$37.30	9,005	$32.69
Options exer- cisable at end of year	711	$35.66	3,318	$35.47	4,845	$29.13

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2001 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$4.56-$28.63	130	1.82	$20.74
$29.19-$29.19	206	1.90	$29.19
$30.88-$34.75	217	2.99	$32.54
$35.00-$45.56	223	5.17	$41.93
$46.19-$56.81	204	5.83	$51.46

$4.56-$56.81	980	3.69	$36.34

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$4.56-$28.63	123	$20.94
$29.19-$29.19	154	$29.19
$30.88-$34.75	142	$32.75
$35.00-$45.56	166	$42.25
$46.19-$56.81	126	$52.53

$4.56-$56.81	711	$35.66

Employee Stock Purchase Plan

All of our employees are eligible to participate in our employee stock purchase program under which they may purchase shares of Class B common stock at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. During 2001 and 2000, 710,394 and 481,950 shares, respectively, of Class B common stock were issued at prices ranging from $13.40 to $38.30 in 2001 and $27.73 to $38.30 in 2000. During 1999, 526,729 shares of Class B common stock were issued at prices ranging from $27.84 to $49.41.

Pro Forma SFAS 123 Results

Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.8%, 6.5% and 4.9%, dividend yields of 0%; volatility factors of the expected market price of our Class B common stock of 46% for 2001, 47% for 2000 and 43% for 1999, and a weighted-average expected life of the option of 4.9 years, 3.6 years and 3.1 years. The weighted average grant date fair value of the stock options granted in 2001, 2000 and 1999 was $22.63, $17.37 and $11.13 per option, respectively.

The fair value of the purchase rights under the stock purchase plans was also estimated using the Black-Scholes model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk free interest rates of 3.3%, 5.9% and 4.7%; dividend yields of 0%, expected volatility of 46% for 2001, 47% for 2000 and 43% for 1999; and an expected life of .25 years for each of 2001, 2000 and 1999. The weighted-average fair value of the purchase rights granted in 2001, 2000 and 1999 was $5.12, $10.18 and $7.72, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and purchase rights.

Assuming that we had accounted for our employee stock options and purchase rights using the fair value method and amortized the resulting amount to expense over the options' vesting periods, net loss would have been increased by $6 million for the year ended December 31, 2001 and net income would have been decreased by $20 million and $24 million for the years ended December 31, 2000 and 1999, respectively. Basic net loss per share would have increased by 11 cents for the year ended December 31, 2001 and basic EPS would have decreased by 33 cents and 35 cents for the years ended December 31, 2000 and 1999, respectively. Diluted net loss per share would have increased by 11 cents for the year ended December 31, 2001 and diluted EPS would have decreased by 32 cents and 33 cents for the years ended December 31, 2000 and 1999, respectively.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The components of accumulated other comprehensive income (loss) are as follows (in millions):
	Minimum Pension Liability	Unrealized Gain/(Loss) on Investments	Unrealized Gain/(Loss) on Derivative Instruments	Total

Balance at December 31, 1998	$(82)	$ -	$ (6)	$(88)
Current year net change in accumulated other compre- hensive income (loss)	82	1	4	87
Balance at December 31, 1999	-	1	(2)	(1)
Current year net change in accumulated other compre- hensive income (loss)	-	(1)	15	14
Balance at December 31, 2000	-	-	13	13
Current year net change in accumulated other compre- hensive income (loss)	(138)	-	(7)	(145)
Balance at December 31, 2001	$(138)	$ -	$ 6	$(132)

NOTE 10 - EMPLOYEE BENEFIT PLANS

We have noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all of our domestic employees are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. For the years ended December 31, 2001, 2000 and 1999, total expense for the defined contribution plan was $34 million, $17 million and $14 million, respectively.

The following table sets forth the defined benefit pension plans' change in projected benefit obligation for 2001 and 2000:
	2001	2000
	(in millions)

Projected benefit obligation at beginning of year	$1,488	$1,300
Service cost	94	93
Interest cost	117	113
Plan amendments	2	54
Actuarial (gains) losses	37	(16)
Benefits paid	(195)	(56)
Projected benefit obligation at end of year	$1,543	$1,488

The following table sets forth the defined benefit pension plans' change in the fair value of plan assets for 2001 and 2000:
	2001	2000
	(in millions)

Fair value of plan assets at beginning of year	$1,206	$1,013
Actual return on plan assets	(81)	(33)
Employer contributions	26	282
Benefits paid	(195)	(56)
Fair value of plan assets at end of year	$ 956	$1,206

Pension cost recognized in the accompanying consolidated balance sheets is computed as follows:
	2001	2000
	(in millions)

Funded status of the plans - net underfunded	$(587)	$(282)
Unrecognized net actuarial loss	503	270
Unrecognized prior service cost	151	178
Net amount recognized	$ 67	$ 166

Prepaid benefit cost	$ -	$ 184
Accrued benefit liability	(296)	(27)
Intangible asset	148	9
Accumulated other comprehensive income	215	-
Net amount recognized	$ 67	$ 166

Net periodic defined benefit pension cost for 2001, 2000 and 1999 included the following components:
	2001	2000	1999
	(in millions)

Service cost	$ 94	$ 93	$ 66
Interest cost	117	113	90
Expected return on plan assets	(118)	(103)	(84)
Amortization of prior service cost	22	18	13
Amortization of unrecognized net actuarial loss	12	3	13
Net periodic benefit cost	$127	$124	$ 98

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation:
	2001	2000	1999

Weighted average assumed discount rate	7.50%	8.00%	8.25%
Expected long-term rate of return on plan assets	9.50%	9.50%	9.50%
Weighted average rate of compensation increase	4.98%-5.27%	4.98%-5.27%	4.98%-5.27%

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were $1.5 billion, $1.2 billion and $956 million, respectively, as of December 31, 2001, and $39 million, $26 million and $0, respectively, as of December 31, 2000.

During 1999, we amended our benefit plan as a result of changes in benefits pursuant to new collective bargaining agreements.

Plan assets consist primarily of equity securities, long-term debt securities and short-term investments.

Our policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service requirements as modified, to the extent applicable, by agreements with the IRS.

Our defined contribution 401(k) employee savings plan covers substantially all domestic employees. Effective January 1, 2001, we amended the plan to increase the employer-matching contribution rate, which is made in cash.

We also have a profit sharing program under which an award pool consisting of 15% of our annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all employees (other than employees whose collective bargaining agreement provides otherwise or who otherwise receive profit sharing payments as required by local law) on a pro rata basis according to base salary. The profit sharing expense included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 was $66 million and $62 million, respectively.

NOTE 11 - INCOME TAXES

Income tax expense/(benefit) for the years ended December 2001, 2000 and 1999 consists of the following (in millions):
	2001	2000	1999

Federal:
Current	$ -	$ (1)	$ 10
Deferred	(28)	206	279

State:
Current	5	(2)	3
Deferred	(7)	18	14

Foreign:
Current	1	1	4

Total Income Tax Expense/(Benefit)	$(29)	$222	$310

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense/(benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows (in millions):
	Amount			Percentage
	2001	2000	1999	2001	2000	1999

Income tax expense/(benefit) at United States statutory rates	$(40)	$199	$279	35.0%	35.0%	35.0%
State income tax expense/ (benefit) (net of federal benefit)	(2)	10	12	1.8	1.8	1.5
Meals and entertainment disallowance	11	10	11	(9.7)	1.8	1.3
Other	2	3	8	(1.9)	0.3	1.1
Income tax expense/(benefit), net	$ (29)	$222	$310	25.2%	38.9%	38.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows (in millions):
	2001	2000

Spare parts and supplies, fixed assets and intangibles	$ 967	$ 812
Deferred gain	68	67
Capital and safe harbor lease activity	99	90
Other, net	115	95

Gross deferred tax liabilities	1,249	1,064

Accrued liabilities	(374)	(223)
Net operating loss carryforwards	(532)	(366)
Investment tax credit carryforwards	(27)	(45)
Minimum tax credit carryforward	(43)	(43)

Gross deferred tax assets	(976)	(677)

Valuation allowance	245	263

Net deferred tax liability	518	650

Less: current deferred tax asset	(192)	(137)

Non-current deferred tax liability	$ 710	$ 787

At December 31, 2001, we had estimated tax net operating losses ("NOLs") of $1.5 billion for federal income tax purposes that will expire through 2022 and federal investment tax credit carryforwards of $27 million that will expire in 2002. Due to our ownership change on April 27, 1993, the ultimate utilization of our NOLs and investment tax credits may be limited. Reflecting this limitation, we had a valuation allowance of $245 million and $263 million at December 31, 2001 and 2000, respectively. The change in valuation allowance during 2001 relates to previously reserved credits that expired in 2001 resulting in the removal of both the deferred tax asset and the related valuation allowance.

We have consummated several transactions that resulted in the recognition of NOLs of our predecessor. To the extent we were to determine in the future that additional NOLs of our predecessor could be recognized in the accompanying consolidated financial statements, such benefit would reduce the value ascribed to routes and airport operating rights.

NOTE 12 - FLEET IMPAIRMENT LOSSES, SEVERANCE AND OTHER SPECIAL CHARGES

In 2001, we recorded a $146 million charge for fleet impairment losses, severance and other special charges including a fleet impairment loss of approximately $61 million associated primarily with the impairment of various owned aircraft and spare engines. The aircraft in the impairment include all of our owned DC-10-30, ATR-42, EMB-120 and Boeing 747 and 727 aircraft.

As a result of the evaluations that were performed, we determined that the expected cash flows are not sufficient to recover the carrying value of the assets, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect their estimated fair market value. In determining the fair market value of these assets, we considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions.

We also recorded a special charge in 2001 totaling $63 million for the following:

    As a result of the reduced operations and company-wide furloughs of approximately 8,000 employees resulting from the September 11, 2001 terrorist attacks, some employees accepted company-offered one-year leaves of absence, which included continued medical coverage and retirement plan credit. Costs associated with these leaves of absence, together with severance for furloughed employees, resulted in our recording a charge of $29 million.
    As a result of the reduced operations and issues arising out of the terrorist attacks of September 11, 2001 and their aftermath, we accrued $17 million for additional costs associated with the closure and nonutilization of certain facilities and for some of our uncollectible receivables.
    We accrued $17 million of additional costs for remediation of environmental contamination at various airport locations. Amounts recorded are based on preliminary third-party environmental studies and our current assessments of the ultimate outcome and the likelihood of receipt of insurance proceeds covering such costs, and accordingly, could increase or decrease as these assessments change.

These charges are recorded in Fleet impairment losses, severance and other special charges in the accompanying consolidated statements of operations.

Also, in September 2001, and as a consequence of the September 11, 2001 terrorist attacks, we recorded a special non-operating charge of $22 million related to the impairment of investments in some of our affiliates and the uncollectibility of related notes receivable. This charge is included in Non-operating Income (Expense) - Other, in the accompanying consolidated statements of operations.

In 1999, we made the decision to accelerate the retirement of six DC-10-30 aircraft and other items in 1999 and the first half of 2000 and to dispose of related excess inventory. In addition, the market value of certain Boeing 747 aircraft that we no longer operated had declined. As a result of these items and certain other fleet-related items, we recorded a fleet disposition/impairment loss of $81 million in 1999. Approximately $52 million of the $81 million charge related to the impairment of owned or capital leased aircraft and related inventory held for disposal with a carrying amount of $77 million. The remaining $29 million of the charge related primarily to costs expected to be incurred related to the return of leased aircraft.

Significant activity related to these accruals during the years ended December 31, 2001, 2000 and 1999 were limited to cash payments incurred.

NOTE 13 - STABILIZATION ACT GRANT

On September 21, 2001, Congress passed, and the President subsequently signed into law, the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"), which provides, among other matters, for $5 billion in payments to compensate U.S. air carriers for losses incurred by the air carriers as a result of the September 11, 2001 terrorist attacks. We recognized a $417 million grant under the Stabilization Act for the year ended December 31, 2001, approximately $354 million of which we received in cash. We expect to receive the remaining cash in the first quarter of 2002. The grant is for the direct losses incurred beginning on September 11, 2001, resulting from the FAA grounding, and for incremental losses incurred through December 31, 2001 as a direct result of the attacks. The grant is included in Stabilization Act grant in the accompanying consolidated statements of operations.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2001, we had firm commitments for 87 aircraft from Boeing, with an estimated cost of approximately $3.7 billion, after giving effect to the rescheduling discussed below. We expect that 20 of these aircraft will be delivered between January 2002 and May 2002. Thirteen of these 20 aircraft have been pre-financed, and we expect to finance the remaining seven aircraft. We have agreed with Boeing to reschedule deliveries of the remaining 67 aircraft so that they will be delivered between late 2003 and mid 2008. We do not have backstop financing from Boeing or any other financing currently in place for the remaining 67 aircraft. In addition, at December 31, 2001, we had firm commitments to purchase 22 spare engines related to the new Boeing aircraft for approximately $128 million, which will be deliverable through March 2005. Further financing will be needed to satisfy our capital commitments for our aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of December 31, 2001, our ExpressJet Airlines subsidiary had firm commitments for 137 Embraer regional jets with options for an additional 100 Embraer regional jets exercisable through 2007. ExpressJet anticipates taking delivery of 51 regional jets in 2002. The estimated cost of our firm commitments for Embraer regional jets is approximately $2.6 billion. We will not have any obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to us.

Financings and Guarantees. In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $27 million of the bond proceeds have been expended as of December 31, 2001. During the construction period, we maintain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the occurrence of the completion of construction, our failure to comply with the lease agreement (which is within our control), or our termination of the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements.

Proceeds from pass-through certificates can be used to fund the debt portion of a leveraged lease between a third-party lessor and us or to finance the purchase of an owned aircraft by us. Prior to the delivery of the aircraft, the proceeds are being held in a restricted depositary account that is bankruptcy-protected from our creditors, as well as from us in the event the bank holding the depositary account were to file for bankruptcy. Additionally, if we choose not to draw on the depositary account, the proceeds will be distributed back to the certificate holders without any penalty to us. Subsequent to the delivery of the aircraft, the proceeds will be used by third-party lessors to fund the debt portion of leveraged leases or to finance the purchase of owned aircraft by us, at which time either operating lease commitments for leased aircraft will be disclosed in the notes to our consolidated financial statements or owned aircraft and the related debt obligations will be reflected in our consolidated balance sheets. As of December 31, 2001, approximately $655 million of the proceeds remained on deposit. The restricted cash and related debt are not reflected in our consolidated financial statements as they are neither our assets nor liabilities. If any funds remain as deposits at the end of the specified delivery periods, those funds will be distributed back to the certificate holders without payment or penalty to us.

We are the guarantor of approximately $1.6 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon. These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies.

We remain contingently liable until December 1, 2015, for US Airways, Inc.'s obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $189 million par value special facilities revenue bonds issued by the Port Authority, which amount is included in our total $1.6 billion guaranteed obligations described above. If US Airways defaulted on these obligations, we could be required to cure the default, at which time we would have the right to occupy the terminal.

We have cargo facilities at Los Angeles International Airport, which we sublease to another carrier. If the carrier failed to comply with its obligations under the sublease, we would be required to perform those obligations. We have guaranteed the repayment of principal and interest on $24 million par value bonds related to this facility, which amount is included in our total $1.6 billion guaranteed obligations described above.

Employees. Approximately 44% of our employees are covered by collective bargaining agreements. Collective bargaining agreements between us and our mechanics and between both us and ExpressJet and our respective pilots are amendable in January 2002 and October 2002, respectively. In addition, collective bargaining agreements between CMI and its mechanics and fleet and passenger service employees were amendable in March 2001. Negotiations were deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks. Negotiations have recommenced with the International Brotherhood of Teamsters in the first quarter of 2002 and are scheduled to commence with the Air Line Pilots Association in the summer of 2002. We continue to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

Other. We expect that our net cash outlays for 2002 capital expenditures, exclusive of fleet plan requirements, will total approximately $200 million, primarily relating to software application and automation infrastructure projects, aircraft modifications, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment.

As of December 31, 2001, we had 59 jet aircraft and 18 turboprop aircraft out of service from our fleet. The majority of these aircraft have been temporarily removed from service and we will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in special charges for impairment and lease exit costs. We could suffer additional impairment of operating aircraft and other long-lived assets in the future if the economic environment in which we operate does not continue to improve or further deteriorates due to unforeseen circumstances. The special charges for all or a significant portion of the temporarily grounded aircraft would, and any additional special charges for impairment of operating aircraft and other long-lived assets could, be material.

Environmental Matters. In the third quarter of 2001, we recorded a $17 million charge, net of anticipated insurance recoveries, to provide additional reserves for potential environmental remediation costs. Reserves for estimated losses from environmental remediation are based primarily on third-party environmental studies and estimates as to the extent of the contamination and the nature of required remedial actions. Anticipated insurance proceeds are recorded as a receivable. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs in excess of anticipated insurance proceeds are adequate, reserves could be adjusted as further information develops or circumstances change. In addition, certain of our insurers have denied coverage for environmental matters. We have sued them for coverage, and they have counterclaimed against us. We cannot currently calculate the increase that might be required in our environmental reserves or predict the outcome of our insurance dispute. However, we do not expect these items to materially impact our liquidity or our results of operations.

Legal Proceedings. On July 25, 2000, a Concorde aircraft operated by Air France crashed shortly after takeoff from France's Charles de Gaulle airport, killing 114 people, most of whom were tourists on board the chartered aircraft, which was also destroyed. The final investigative report of the French authorities issued January 15, 2002, suggests that one of the aircraft's tires burst after running over a small piece of metal believed by investigators to have come from one of our DC-10 aircraft that had taken off on the same runway a short time before the Concorde and that portions of the resulting debris struck the underside of a wing of the aircraft which caused the rupture of a fuel tank, leading to a fire and the crash.

Several lawsuits involving us are pending in connection with the accident. These cases are in preliminary stages. Although the outcome of these suits or any future litigation cannot be known at this time, our costs to defend these matters and, we believe, any potential liability exposure are covered by insurance. Consequently, we do not expect this litigation or any additional suits that may arise from the accident to have a material adverse effect on our financial position or results of operations.

We and/or certain of our subsidiaries are defendants in various lawsuits, including suits relating to certain environmental claims, and proceedings arising in the normal course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations and cash flows, it is our opinion, after consulting with counsel, that the ultimate disposition of such suits will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 15 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2001, 2000 and 1999, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

In December 2000, we sold our remaining investment in America West Holdings Corporation, a company in which David Bonderman, one of our directors, holds a significant interest. We and America West Airlines, Inc., a subsidiary of America West Holdings Corporation entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, we paid America West $25 million, $28 million and $25 million in 2001, 2000 and 1999, respectively, and America West paid Continental $30 million, $33 million and $31 million in 2001, 2000 and 1999, respectively.

In November 2000, we entered into a number of agreements with Northwest Airlines Corporation and some of its affiliates under which we would repurchase most of our Class A common stock owned by Northwest. In November 1998, we began implementing a long-term global alliance with Northwest Airlines, Inc. involving extensive code-sharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Northwest $486 million (including $450 million related to the repurchase of our Class A shares), $10 million and $7 million in 2001, 2000 and 1999, respectively, and Northwest paid us $19 million, $14 million and $9 million in 2001, 2000 and 1999, respectively.

Also in November 2000, we entered into an agreement to pay 1992 Air, Inc. $10 million in cash for its sale to us of its right of first offer to purchase the shares of Class A common stock that we purchased from Northwest. This amount was paid in January 2001 in connection with our purchase of those shares. 1992 Air, Inc. is an affiliate of David Bonderman, one of our directors.

During December 1999, we entered into an equipment sales agreement with Copa for $8 million. The resulting note receivable is payable in quarterly installments through October 2002. The services provided are considered normal to the daily operations of both airlines. Copa paid us $0, $8 million and $4 million in 2001, 2000 and 1999, and we paid Copa approximately $1 million in each of 2001, 2000 and 1999.

In connection with our investment in Gulfstream, we purchased from Gulfstream, a ten-year $10 million convertible note, payable in quarterly installments of principal and interest totaling $0.4 million. We also purchased a short-term $3 million secured note, with interest paid quarterly. During 2001, 2000 and 1999, we paid Gulfstream $3 million, $1 million and $1 million, respectively, and Gulfstream paid us $2 million, $16 million and $13 million, respectively, for services considered normal to the daily operations of both airlines.

Also during December 1999, under a sale and leaseback agreement with Gulfstream, ExpressJet sold 25 Beech 1900-D aircraft to Gulfstream in exchange for Gulfstream's assumption of $81 million in debt. In addition, we have guaranteed approximately $17 million of debt for Gulfstream as of December 31, 2001.

In 2000, we entered into a marketing agreement with CIMO, Inc. (d/b/a Hotwire), a web-based travel services company. Two of our directors, David Bonderman and William Price, indirectly control significant equity interests in Hotwire. As of December 31, 2001, we owned approximately 9% of the equity interest in Hotwire. We sold Hotwire approximately $19 million and $1 million of air travel tickets during 2001 and 2000, respectively. Other airlines also own equity interests in Hotwire, and also sell air travel tickets to Hotwire. The distribution services provided by Hotwire are considered normal to the daily operations of both Hotwire and us.

In 2001, Orbitz, a comprehensive travel planning website, in which we have an 11% equity interest, became available to customers. We paid Orbitz approximately $2 million for services during 2001 and consumers booked approximately $55 million of air travel on us via Orbitz. Other airlines also own equity interests in Orbitz and distribute air travel tickets through Orbitz. The distribution services provided by Orbitz are considered normal to the daily operations of both Orbitz and us.

NOTE 16 - SEGMENT REPORTING

Information concerning operating revenues by principal geographic areas is as follows (in millions):
	2001	2000	1999

Domestic (U.S.)	$6,108	$6,835	$6,066
Atlantic	1,179	1,370	1,102
Latin America	1,024	1,022	860
Pacific	658	672	611

	$8,969	$9,899	$8,639

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment. Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets and, therefore, has not been allocated. We have one reportable operating segment (air transportation).

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2001 and 2000 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2001
Operating revenue	$2,451	$2,556	$2,223	$1,739
Operating income (loss)	76	137	87	(156)
Nonoperating income (expense), net	(57)	(57)	(75)	(69)
Net income (loss)	9	42	3	(149)

Basic earnings (loss) per share (a)	$0.17	$0.77	$0.06	$(2.58)

Diluted earnings (loss) per share (a)	$0.16	$0.74	$0.05	$(2.58)

2000
Operating revenue	$2,277	$2,571	$2,622	$2,429
Operating income	63	286	263	117
Nonoperating income (expense), net	(40)	(36)	(39)	(43)
Net income	14	149	135	44

Basic earnings per share:
Income before extraordinary charge	$0.21	$2.52	$2.29	$0.74
Extraordinary charge, net of tax	-	(0.08)	(0.03)	-
Net income (a)	$0.21	$2.44	$2.26	$0.74 $2.26

Diluted earnings per share :
Income before extraordinary charge	$0.21	$2.46	$2.24	$0.70
Extraordinary charge, net of tax	-	(0.07)	(0.03)	-
Net income (a)	$0.21	$2.39	$2.21	$0.70 $2.26
  The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

During the fourth quarter of 2001, we recorded a special charge totaling $61 million related to fleet impairment and other charges. In addition, we recognized a $174 million grant under the Stabilization Act.

During the third quarter of 2001, we recorded a special charge totaling $63 million which included costs associated with furloughs and company-offered leaves, a charge for environmental remediation and costs associated with the closure and nonutilization of certain facilities and for some of our uncollectible receivables. In addition, we recorded a special non-operating charge of $22 million related to the impairment of investments in some of our affiliates and the uncollectibility of related notes receivable. Also in the third quarter of 2001, we recognized a $243 million grant under the Stabilization Act.

During the fourth quarter of 2000, we recorded a $6 million gain ($9 million pre-tax) on the sale of our right of first refusal to purchase certain shares of, and our remaining investment in, America West Holdings Corporation.

During the third quarter of 2000, we repurchased the remainder of our 9-1/2% senior unsecured notes, in addition to the early extinguishment of other debt, resulting in a $2 million extraordinary charge (net of income tax benefit) for early debt repayment.

During the second quarter of 2000, we repurchased $188 million of our 9-1/2% senior unsecured notes, in addition to the early extinguishment of other debt, resulting in a $4 million extraordinary charge (net of income tax benefit) for early debt repayment.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND

      FINANCIAL DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on April 17, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on April 17, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

       MANAGEMENT.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on April 17, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on April 17, 2002.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

       FORM 8-K.
  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Auditors

  Consolidated Statements of Operations for each of the Three Years in the Period Ended

  December 31, 2001

  Consolidated Balance Sheets as of December 31, 2001 and 2000

  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended

  December 31, 2001

  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2001

  Notes to Consolidated Financial Statements

  Financial Statement Schedules:

  Report of Independent Auditors

  Schedule II - Valuation and Qualifying Accounts

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  Reports on Form 8-K:
  Report dated September 27, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which reported the receipt of $212.6 million from the U.S. Government under the Air Transportation Safety and System Stabilization Act.
  Report dated October 1, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included a press release reporting our September performance.
  Report dated October 10, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which reported that we had signed a cooperative marketing agreement with KLM Royal Dutch Airlines and that our codeshare agreement with Air France would be terminated by mutual consent on March 31, 2002.
  Report dated October 15, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included a discussion of the impact of the September 11, 2001 terrorist attacks on us and included a risk factor related to terrorism.
  Report dated October 15, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included a press release reporting our performance for the first two weeks of October.
  Report dated October 31, 2001, reporting Item 5. "Other Events." Third quarter 2001 financial statements were filed with the report, which included a press release reporting our third quarter 2001 results of operations, certain forward-looking information and certain statistical information.
  Report dated November 1, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included a press release reporting our October performance.
  Report dated November 6, 2001, reporting Item 9. "Regulation FD Disclosure." No financial statements were filed with the report, which included Exhibits related to certain projected data.
  Report dated November 16, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included a press release reporting our performance for the first 15 days of November.
  Report dated November 28, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included a press release announcing a public offering of 6.74 million shares of Class B common stock and an exhibit relating to updated risk factors.
  Report dated November 28, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included a purchase agreement between us, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to the public offering of common stock.
  Report dated December 3, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which included press releases reporting our November performance and the closing of the public offering of common stock.
  Report dated December 20, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which announced the amendment of certain bank credit agreements.
  Report dated December 31, 2001, reporting Item 5. "Other Events." No financial statements were filed with the report, which announced that Moody's Investors Service had lowered its credit ratings on our senior unsecured debt from B2 to B3.
  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 16, 2002 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in Item 14(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas

January 16, 2002

CONTINENTAL AIRLINES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2000, and 1999

(In millions)

	Allowance for Doubtful Receivables	Allowance for Obsolescence

Balance, December 31, 1998	$ 22	$ 46

Additions charged to expense	12	19
Deductions from reserve	(12)	(5)
Other	(2)	(1)

Balance, December 31, 1999	20	59

Additions charged to expense	10	22
Deductions from reserve	(12)	(13)
Other	2	(1)

Balance, December 31, 2000	20	67

Additions charged to expense	9	25
Deductions from reserve	(8)	(8)
Other	6	(4)

Balance, December 31, 2001	$ 27	$ 80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER

Jeffrey J. Misner

Senior Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: February 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 20, 2002.

                     Signature                                              Capacity

/s/ GORDON M. BETHUNE          Chairman and Chief Executive Officer

Gordon M. Bethune (Principal Executive Officer)

/s/ JEFFREY J. MISNER               Senior Vice President and

Jeffrey J. Misner Chief Financial Officer

(Principal Financial Officer)

/s/ CHRIS KENNY                         Staff Vice President and Controller

Chris Kenny (Principal Accounting Officer)

THOMAS J. BARRACK, JR.*      Director

Thomas J. Barrack, Jr.

DAVID BONDERMAN*               Director

David Bonderman

KIRBYJON CALDWELL*             Director

Kirbyjon Caldwell

PATRICK FOLEY*                         Director

Patrick Foley

/s/ LAWRENCE W. KELLNER     Director

Lawrence W. Kellner

DOUGLAS McCORKINDALE*    Director

Douglas McCorkindale

GEORGE G. C. PARKER*            Director

George G. C. Parker

RICHARD W. POGUE*                 Director

Richard W. Pogue

WILLIAM S. PRICE III*                Director

William S. Price III

DONALD L. STURM*                   Director

Donald L. Sturm

KAREN HASTIE WILLIAMS*      Director

Karen Hastie Williams

CHARLES A. YAMARONE*        Director

Charles A. Yamarone

*By /s/ SCOTT R. PETERSON

Scott R. Peterson

Attorney in fact

February 20, 2002

INDEX TO EXHIBITS OF

CONTINENTAL AIRLINES, INC.

    Amended and Restated Certificate of Incorporation of Continental -- incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

    3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

    3.1(b) Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock. (3)

    3.1(c) Certificate of Designation of Series B Preferred Stock -- incorporated by reference to Exhibit 3.1(b) to the 2000 10-K.

    3.1(d) Form of Series B Preferred Stock Certificate -- incorporated by reference to Exhibit 3.1(c) to the 2000 10-K.

    Bylaws of Continental, as amended to date -- incorporated by reference to Exhibit 3.2 to the 2000 10-K.
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
    Form of Right Certificate, included as Exhibit B to Exhibit 4.2 -- incorporated by reference to Exhibit 99.11 to the 11/00 8-K.

4.4 Warrant Agreement dated as of April 27, 1993, between Continental and Continental as warrant agent -- incorporated by reference to Exhibit 4.7 to Continental's Current Report on Form 8-K, dated April 16, 1993 (File no. 0-9781).

4.5 Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1 Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey and People Express, Inc., regarding Terminal C (the "Terminal C Lease") -- incorporated by reference to Exhibit 10.61 to Continental's Annual Report on Form 10-K (File No. 0-9781) of People Express, Inc. for the year ended December 31, 1984.

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

10.1(c) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.1(d) Supplemental Agreements No. 12 through 15 to the Terminal C Lease -- incorporated by reference to Exhibit 10.2(d) to Continental's Annual Report on Form 10-K (File no. 0-9781) for the year ended December 31, 1995.

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
    Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People ExpressJet Airlines, Inc. and Continental -- incorporated by reference to Exhibit 10.2 to the 1987 10-K.

10.3* Employment Agreement between the Company and Gordon M. Bethune, dated as of July 25, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 0-9781) (the "2000 Q-3 10-Q").

10.4* Employment Agreement dated as of July 25, 2000 between the Company and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.3 to the 2000 Q-3 10-Q.

10.5* Employment Agreement dated as of July 25, 2000 between the Company and C.D. McLean -- incorporated by reference to Exhibit 10.4 to the 2000 Q-3 10-Q.

10.6* Employment Agreement dated as of July 25, 2000 between the Company and Jeffery A. Smisek -- incorporated by reference to Exhibit 10.5 to the 2000 Q-3 10-Q.

10.7* Employment Agreement dated as of July 25, 2000 between the Company and Michael H. Campbell. (3)

10.8* Employment Agreement between the Company and Gregory D. Brenneman, dated as of July 25, 2000 -- incorporated by reference to Exhibit 10.2 to the 2000 Q-3 10-Q.

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

10.10(a)* Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File no. 0-9781) (the "2001 Q-3 10-Q").

10.10(b)* Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.11* Amendment and Restatement of the 1994 Equity Plan and the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.19 to Continental's Annual Report on Form 10-K (File no. 0-9781) for the year ended December 31, 1998 ("1998 10-K").

10.12* Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297) (the "1998 S-8").

10.12(a)* Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 0-9781) (the "2001 Q-2 10-Q").

10.12(b)* Form of Employee Stock Option Grant pursuant to the1998 Incentive Plan, as amended -- incorporated by reference to Exhibit 10.2 to the 2001 Q-3 10-Q.

10.13* Amended and Restated Continental Airlines, Inc. Deferred Compensation Plan -- incorporated by reference to Exhibit 10.19 to the 1999 10-K.

10.13(a)* Amendment dated November 27, 2001 to Deferred Compensation Plan. (3)

10.14* Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") -- incorporated by reference to Exhibit 99.1 to Continental's  Current  Report on Form 8-K dated March 27,  2000  (File no.  0-9781).

10.14(a)* Amendment No. 1 to Incentive Plan 2000 as amended and restated -- incorporated by reference to Exhibit 10.1 to the 2001 Q-2 10-Q.

10.14(b)* Form of Employee Stock Option Agreement and Award Notice pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.14(c)* Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.14(d)* Form of Restricted Stock Agreement and Award Notice pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.15* Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended -- incorporated by reference to Exhibit 10.5 to the 2001 Q-3 10-Q.

10.15(a)* Form of Executive Bonus Performance Award Notice -- incorporated by reference to Exhibit 10.15(a) to the 2000 10-K.

10.16* Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended -- incorporated by reference to Exhibit 10.6 to the 2001 Q-3 10-Q.

10.16(a)* Form of Long Term Incentive Performance Award Notice -- incorporated by reference to Exhibit 10.16(a) to the 2000 10-K.

10.17* Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended -- incorporated by reference to Exhibit 10.7(a) to the 2001 Q-3 10-Q.

10.17(a)* Form of Officer Retention and Incentive Award Notice -- incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.18* Form of Letter Agreement relating to certain flight benefits between the Company and each of its nonemployee directors -- incorporated by reference to Exhibit 10.18 to the 2000 10-K.

10.19* Letter agreement dated September 26, 2001 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.9 to the 2001 Q-3 10-Q.

10.20* Letter agreement dated September 26, 2001 between the Company and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.10 to the 2001 Q-3 10-Q.

10.21 Purchase Agreement No. 1783, including exhibits and side letters, between the Company and The Boeing Company ("Boeing"), effective April 27, 1993, relating to the purchase of Boeing 757 aircraft ("P.A. 1783") -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File no. 0-9781). (1)

10.21(a) Supplemental Agreement No. 4 to P.A. 1783, dated March 31, 1995 -- incorporated by reference to Exhibit 10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 0-9781) (the "1994 10-K"). (1)

10.21(b) Supplemental Agreement No. 6 to P.A. 1783, dated June 13, 1996 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly 10-Q for the quarter ending June 30, 1996 (File no. 0-9781) (the "1996 Q-2 10-Q"). (1)

10.21(c) Supplemental Agreement No. 7 to P.A. 1783, dated July 23, 1996 -- incorporated by reference to Exhibit 10.6(a) to the 1996 Q-2 10-Q. (1)

10.21(d) Supplemental Agreement No. 8 to P.A. 1783, dated October 27, 1996 -- incorporated by reference to Exhibit 10.11(d) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 0-9781) (the "1996 10-K"). (1)

10.21(e) Letter Agreement No. 6-1162-GOC-044 to P.A. 1783, dated March 21, 1997 -- incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 0-9781) (the "1997 Q-1 10-Q"). (1)

10.21(f) Supplemental Agreement No. 9 to P.A. 1783, dated August 13, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File no. 0-9781). (1)

10.21(g) Supplemental Agreement No. 10, including side letters, to P.A. 1783, dated October 10, 1997 -- incorporated by reference to Exhibit 10.13(g) to the 1997 10-K. (1)

10.21(h) Supplemental Agreement No. 11, including exhibits and side letters, to P.A. 1783, dated July 30, 1998 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 0-9781) (the "1998 Q-3 10-Q"). (1)

10.21(i) Supplemental Agreement No. 12, including side letter, to P.A. 1783, dated September 29, 1998 -- incorporated by reference to Exhibit 10.23(i) to the 1998 10-K. (1)

10.21(j) Supplemental Agreement No. 13 to P.A. 1783, dated November 16, 1998 -- incorporated by reference to Exhibit 10.23(j) to the 1998 10-K. (1)

10.21(k) Supplemental Agreement No. 14, including side letter, to P.A. 1783, dated December 17, 1998 -- incorporated by reference to Exhibit 10.23(k) to the 1998 10-K. (1)

10.21(l) Supplemental Agreement No. 15, including side letter, to P.A. 1783, dated February 18, 1999 -- incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File no. 0-9781) (the "1999 Q-1 10-Q"). (1)

10.21(m) Supplemental Agreement No. 16, including side letter, to P.A. 1783, dated July 2, 1999 -- incorporated by reference to Exhibit 10.7 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File no. 0-9781) (the "1999 Q-3 10-Q"). (1)

10.22 Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") -- incorporated by reference to Exhibit 10.8 to the 1996 Q-2 10-Q. (1)

10.22(a) Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 -- incorporated by reference to Exhibit 10.14(a) to the 1996 10-K. (1)

10.22(b) Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 -- incorporated by reference to Exhibit 10.3 to the 1997 Q1 10-Q. (1)

10.22(c) Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 -- incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.22(d) Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.22(e) Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 0-9781). (1)

10.22(f) Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 -- incorporated by reference to Exhibit 10.1 to the 1998 Q-3 10-Q. (1)

10.22(g) Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 -- incorporated by reference to Exhibit 10.24(g) to the 1998 10-K. (1)

10.22(h) Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 -- incorporated by reference to Exhibit 10.24(h) to the 1998 10-K. (1)

10.22(i) Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 0-9781). (1)

10.22(j) Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 -- incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.22(k) Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 -- incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.22(l) Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated May 14, 1999 -- incorporated by reference to Exhibit 10.7 to the 1999 Q-2 10-Q. (1)

10.22(m) Supplemental Agreement No. 12, including side letters, to P.A. 1951, dated July 2, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (1)

10.22(n) Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999. (1)

10.22(o) Supplemental Agreement No. 14 to P.A. 1951, dated December 13, 1999. (1)

10.22(p) Supplemental Agreement No. 15, including side letters, to P.A. 1951, dated January 13, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 0-9781) (the "2000 Q-1 10-Q"). (1)

10.22(q) Supplemental Agreement No. 16, including side letters, to P.A. 1951, dated March 17, 2000 -- incorporated by reference to the 2000 Q-1 10-Q. (1)

10.22(r) Supplemental Agreement No. 17, including side letters, to P.A. 1951, dated May 16, 2000 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 0-9781). (1)

10.22(s) Supplemental Agreement No. 18, including side letters, to P.A. 1951, dated September 11, 2000 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 0-9781). (1)

10.22(t) Supplemental Agreement No. 19, including side letters, to P.A. 1951, dated October 31, 2000 -- incorporated by reference to Exhibit 10.20(t) to the 2000 10-K. (1)

10.22(u) Supplemental Agreement No. 20, including side letters, to P.A. 1951, dated December 21, 2000 -- incorporated by reference to Exhibit 10.20(u) to the 2000 10-K. (1)

10.22(v) Supplemental Agreement No. 21, including side letters, to P.A. 1951, dated March 30, 2001 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File no. 0-9781) (the "2001 Q-1 10-Q"). (1)

10.22(w) Supplemental Agreement No. 22, including side letters, to P.A. 1951, dated May 23, 2001 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-2 10-Q. (1)

10.22(x) Supplemental Agreement No. 23, including side letters, to P.A. 1951, dated June 29, 2001 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-2 10-Q. (1)

10.22(y) Supplemental Agreement No. 24, including side letters, to P.A. 1951, dated August 31, 2001 -- incorporated by reference to Exhibit 10.11 to the 2001 Q-3 10-Q. (1)

10.22(z) Supplemental Agreement No. 25, including side letters, to P.A. 1951, dated December 31, 2001. (2)(3)

10.23 Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.23(a) Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company -- incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.24 Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") -- incorporated by reference to Exhibit 10.16 to the 1997 10-K. (1)

10.24(a) Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 -- incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

10.24(b) Supplemental Agreement No. 2 to P.A. 2060 dated June 8, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-2 10-Q. (1)

10.24(c) Supplemental Agreement No. 3 to P.A. 2060 dated October 31, 2000 -- incorporated by reference to Exhibit 10.22(c) to the 2000 10-K. (1)

10.24(d) Supplemental Agreement No. 4 to P.A. 2060 dated December 1, 2000 -- incorporated by reference to Exhibit 10.22(d) to the 2000 10-K. (1)

10.24(e) Supplemental Agreement No. 5 to P.A. 2060, dated February 14, 2001 -- incorporated by reference to Exhibit 10.2 to the 2001 Q-1 10-Q. (1)

10.24(f) Supplemental Agreement No. 6 to P.A. 2060, dated July 11, 2001 -- incorporated by reference to Exhibit 10.12 to the 2001 Q-3 10-Q. (1)

10.24(g) Supplemental Agreement No. 7 to P.A. 2060, dated August 31, 2001 -- incorporated by reference to Exhibit 10.13 to the 2001 Q-3 10-Q. (1)

10.24(h) Supplemental Agreement No. 8 to P.A. 2060, dated December 31, 2001. (2)(3)

10.25 Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") -- incorporated by reference to Exhibit 10.17 to the 1997 10-K. (1)

10.25(a) Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 -- incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.25(b) Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 -- incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.25(c) Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 -- incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.25(d) Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 -- incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.25(e) Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 -- incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.25(f) Supplemental Agreement No. 6, including side letter, to P.A. 2061, dated May 14, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.25(g) Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 -- incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.25(h) Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 -- incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.26 Purchase Agreement No. 2211, including exhibits and side letters thereto, between the Company and Boeing, dated November 16, 1998, relating to the purchase of Boeing 767 aircraft ("P.A. 2211") -- incorporated by reference to Exhibit 10.28 to the 1998 10-K. (1)

10.26(a) Supplemental Agreement No. 1, including side letters to P.A. 2211, dated July 2, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.26(b) Supplemental Agreement No. 2, including side letters to P.A. 2211, dated October 31, 2000 -- incorporated by reference to Exhibit 10.24(b) to the 2000 10-K. (1)

10.26(c) Supplemental Agreement No. 3, including side letters, to P.A. 2211, dated February 14, 2001 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-1 10-Q. (1)

10.26(d) Supplemental Agreement No. 4, including side letters, to P.A. 2211, dated April 20, 2001 -- incorporated by reference to Exhibit 10.6 to the 2001 Q-2 10-Q. (1)

10.26(e) Supplemental Agreement No. 5, including side letters, to P.A. 2211, dated August 31, 2001 -- incorporated by reference to Exhibit 10.14 to the 2001 Q-3 10-Q. (1)

10.27 Purchase Agreement No. 2333, including exhibits and side letters thereto, between the Company and Boeing, dated December 29, 2000, relating to the purchase of Boeing 757 aircraft ("P.A. 2333") -- incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.28 Airport Use and Lease Agreement dated as of January 1, 1998 between the Company and the City of Houston, Texas regarding George Bush Intercontinental Airport -- incorporated by reference to Exhibit 10.30 to the 1998 10-K.

10.28(a) Special Facilities Lease Agreement dated as of March 1, 1997 between the Company and the City of Houston, Texas regarding an automated people mover project at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(a) to the 1998 10-K.

10.28(b) Amended and Restated Special Facilities Lease Agreement dated as of December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain terminal improvements projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(b) to the 1998 10-K.

10.28(c) Amended and Restated Special Facilities Lease Agreement dated December 1, 1998 by and between the Company and the City of Houston, Texas regarding certain airport improvement projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(c) to the 1998 10-K.

10.28(d) Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001 between the Company and the City of Houston, Texas regarding George Bush Intercontinental Airport -- incorporated by reference to Exhibit 10.8 to the 2001 Q-3 10-Q.

10.29 Agreement and Lease dated as of May 1987, as supplemented, between the City of Cleveland, Ohio and Continental regarding Hopkins International -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File no. 0-9781).

10.29(a) Special Facilities Lease Agreement dated as of October 24, 1997 by and between the Company and the City of Cleveland, Ohio regarding certain concourse expansion projects at Hopkins International (the "1997 SFLA") -- incorporated by reference to Exhibit 10.31(a) to the 1998 10-K.

10.29(b) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1997 SFLA -- incorporated by reference to Exhibit 10.1 to the 1999 Q-1 10-Q.

10.30 Special Facilities Lease Agreement dated as of December 1, 1989 by and between the Company and the City of Cleveland, Ohio regarding Cleveland Hopkins International Airport (the "1989 SFLA") -- incorporated by reference to Exhibit 10.1 to the 1999 Q-3 10-Q.

10.30(a) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(a) to the 1999 Q-3 10-Q.

10.30(b) Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(b) to the 1999 Q-3 10-Q.

10.31 Letter Agreement No. 11 between the Company and General Electric Company, dated December 22, 1997, relating to certain long-term engine purchase commitments of the Company -- incorporated by reference to Exhibit 10.23 to the 1997 10-K. (1)

10.32 Omnibus Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, Northwest Airlines, Inc. and Air Partners, L.P. -- incorporated by reference to Exhibit 99.2 to the 11/00 8-K.

10.33 Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. -- incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

10.34 Reoffer Purchase Agreement dated as of November 15, 2000 among the Company, 1992 Air, Inc., Northwest Airlines Corporation, Northwest Airlines Holdings Corporation, and Air Partners, L.P. -- incorporated by reference to Exhibit 99.10 to the 11/00 8-K.
    Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. ("Embraer") and Continental Express, Inc. ("ExpressJet") dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") -- incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer's Form F-1 Registration Statement (No. 333-12220) (the "Embraer

F-1"). (1)

10.35(a) Amendment No. 1 to P.A. 3/96 dated September 26, 1996 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(b) Amendment No. 2 to P.A. 3/96 dated May 22, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(c) Amendment No. 3 to P.A. 3/96 dated August 20, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(d) Amendment No. 4 to P.A. 3/96 dated October 1, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(e) Amendment No. 5 to P.A. 3/96 dated November 12, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(f) Amendment No. 6 to P.A. 3/96 dated August 19, 1998 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(g) Amendment No. 7 to P.A. 3/96 dated February 19, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(h) Amendment No. 8 to P.A. 3/96 dated March 31, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(i) Amendment No. 9 to P.A. 3/96 dated October 29, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(j) Amendment No. 10 to P.A. 3/96 dated October 20, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(k) Amendment No. 11 to P.A. 3/96 dated December 15, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(l) Amendment No. 12 to P.A. 3/96 dated February 18, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(m) Amendment No. 13 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(n) Amendment No. 14 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.35(o) Amendment No. 15 to P.A. 3/96 dated July 25, 2000 -- incorporated by reference to Exhibit 10.33(o) to the 2000 10-K. (1)

10.35(p) Amendment No. 16 to P.A. 3/96 dated July 24, 2000 -- incorporated by reference to Exhibit 10.33(p) to the 2000 10-K. (1)

10.35(q) Amendment No. 17 to P.A. 3/96 dated November 7, 2000 -- incorporated by reference to Exhibit 10.33(q) to the 2000 10-K. (1)

10.35(r) Amendment No. 18 to P.A. 3/96 dated November 17, 2000 -- incorporated by reference to Exhibit 10.33(r) to the 2000 10-K. (1)

10.35(s) Amendment No. 19 to P.A. 3/96 dated July 31, 2001. (2)(3)

10.35(t) Amendment No. 20 to P.A. 3/96 dated July 31, 2001. (2)(3)

10.35(u) Amendment No. 21 to P.A. 3/96 dated October 10, 2001. (2)(3)

10.35(v) Amendment No. 22 to P.A. 3/96 dated January 24, 2002. (2)(3)

10.36 Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet ("L.A. 4/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(a) Amendment No. 1 to L.A. 4/96 dated August 31, 1996 -- incorporated by reference to Exhibit 10.34(a) to the 2000 10-K.

10.36(b) Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated August 31, 1996 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.34(b) to the 2000 10-K. (1)

10.36(c) Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and ExpressJet. (2)(3)

10.37 Letter of Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, ExpressJet and Embraer ("L.A. 4A/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1.

10.38 Letter Agreement DCT 059/2000 dated October 27, 2000 between ExpressJet and Embraer -- incorporated by reference to Exhibit 10.36 to the 2000 10-K. (1)

10.39 Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and ExpressJet ("P.A. 54/98") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.39(a) Amendment No. 1 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.39(b) Amendment No. 2 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.39(c) Amendment No. 3 to P.A. 54/98 dated October 21, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.39(d) Amendment No. 4 to P.A. 54/98 dated January 31, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.39(e) Amendment No. 5 to P.A. 54/98 dated February 15, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.39(f) Amendment No. 6 to P.A. 54/98 dated April 17, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.39(g) Amendment No. 7 to P.A. 54/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.37(g) to the 2000 10-K. (1)

10.39(h) Amendment No. 8 to P.A. 54/98 dated November 7, 2000 -- incorporated by reference to Exhibit 10.37(h) to the 2000 10-K. (1)

10.39(i) Amendment No. 9 to P.A. 54/98 dated September 20, 2000 -- incorporated by reference to Exhibit 10.37(i) to the 2000 10-K. (1)

10.39(j) Amendment No. 10 to P.A. 54/98 dated November 17, 2000 -- incorporated by reference to Exhibit 10.37(j) to the 2000 10-K. (1)

10.39(k) Amendment No. 11 to P.A. 54/98 dated July 31, 2001. (2)(3)

10.39(l) Amendment No. 12 to P.A. 54/98 dated July 31, 2001. (2)(3)

10.39(m) Amendment No. 13 to P.A. 54/98 dated October 10, 2001. (2)(3)

10.39(n) Amendment No. 14 to P.A. 54/98 dated January 24, 2002. (3)

10.40 Letter of Agreement DCT-055/98 dated December 23, 1998 between ExpressJet and Embraer ("L.A. 55/98") -- incorporated by reference to Exhibit 10.38 to the 2000 10-K. (1)

10.40(a) Amendment No. 1 to L.A. 55/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.38(a) to the 2000 10-K. (1)

10.41 EMB-135 Financing Letter of Agreement dated March 23, 2000 among the Company, ExpressJet and Embraer ("L.A. 135") -- incorporated by reference to Exhibit 10.39 to the 2000 10-K. (1)

10.41(a) Amendment No. 1 to L.A. 135 -- incorporated by reference to Exhibit 10.39(a) to the 2000 10-K. (1)

10.41(b) Amendment No. 2 to L.A. 135 -- incorporated by reference to Exhibit 10.39(b) to the 2000 10-K. (1)

10.41(c) Amendment No. 3 to L.A. 135 dated October 27, 2000 -- incorporated by reference to Exhibit 10.39(c) to the 2000 10-K. (1)
    Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.40 to the 2000 10-K. (1)

10.43* Continental Airlines, Inc. 1997 Employee Stock Purchase Plan, as amended and restated through November 27, 2001. (3)

10.44* Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061. (2) (3)

21.1 List of Subsidiaries of Continental. (3)
    Consent of Ernst & Young LLP. (3)
    Powers of attorney executed by certain directors and officers of Continental. (3)

_______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.