Form 10-K/A
period 2001-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2002-03-01
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-1

THIS FILING AMENDS THE REPORT IN ITS ENTIRETY

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

The following table of our material debt, lease, TIDES and aircraft purchase commitments at December 31, 2001, summarizes the effect these obligations are expected to have on our cash flow in the future periods set forth below (in millions):
Contractual Obligations	Related Cash Outflows Total 2002 2003 2004 2005 2006						Later Years

Long-term debt (1)	$ 4,256	$ 328	$ 410	$ 329	$ 563	$ 417	$2,209
Capital lease obligations	446	45	40	38	39	41	243
TIDES (2)	250	-	-	-	-	-	250
Aircraft operating leases	11,271	923	880	843	821	715	7,089
Nonaircraft operating leases	5,132	389	556	616	656	656	2,259
Aircraft purchase commitments (3)	3,438	1,129	158	641	597	397	516
Future operating lease commitments (4)	3,591	18	72	116	197	202	2,986

Total	$28,384	$2,832	$2,116	$2,583	$2,873	$2,428	$15,552

  Excludes interest.
  Excludes distributions on TIDES.
  Amounts shown are net of previously paid pre-delivery deposits of $311 million.
  Amounts shown are net of previously paid pre-delivery deposits of $66 million.

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

Voting Rights. The holder of the Series B preferred stock has the right to block certain actions we may seek to take including:

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

NOTE 8 - STOCK PLANS AND AWARDS

Stock Options

Our stockholders have approved the following incentive plans, which, subject to adjustment as provided in the respective plans, permit the issuance of the number of shares of Class B common stock set forth below:
Incentive Plan 2000	3,000,000 shares
1998 Stock Incentive Plan	5,500,000 shares
1997 Stock Incentive Plan	2,000,000 shares
1994 Incentive Equity Plan	9,000,000 shares

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

In December 2000, we sold our remaining investment in America West Holdings Corporation, a company in which David Bonderman and William Price, two of our directors, indirectly control a significant voting interest. We and America West Airlines, Inc., a subsidiary of America West Holdings Corporation entered into a series of agreements during 1994 related to code-sharing and ground handling that have created substantial benefits for both airlines. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, we paid America West $25 million, $28 million and $25 million in 2001, 2000 and 1999, respectively, and America West paid Continental $30 million, $33 million and $31 million in 2001, 2000 and 1999, respectively.

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

CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER

Jeffrey J. Misner

Senior Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: March 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 1, 2002.

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

March 1, 2002

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