Form 10-Q
period 2002-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2002-04-16
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

          As of April 5, 2002, 63,655,811 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Operating Revenue:
Passenger	$1,872	$2,306
Cargo, mail and other	121	145
	1,993	2,451

Operating Expenses:
Wages, salaries and related costs	732	758
Aircraft rentals	228	214
Aircraft fuel	208	345
Landing fees and other rentals	161	141
Maintenance, materials and repairs	114	160
Depreciation and amortization	113	105
Reservations and sales	102	128
Passenger servicing	77	91
Commissions	70	115
Fleet charge	83	-
Other	292	318
	2,180	2,375

Operating Income (Loss)	(187)	76

Nonoperating Income (Expense):
Interest expense	(82)	(72)
Interest income	5	15
Interest capitalized	11	15
Other, net	(1)	(15)
	(67)	(57)

Income (Loss) before Income Taxes	(254)	19

Income Tax (Expense) Benefit	90	(8)

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1 and $1, respectively	(2)	(2)

Net Income (Loss)	$ (166)	$ 9

Basic Earnings (Loss) per Share	$ (2.61)	$ 0.17

Diluted Earnings (Loss) per Share	$ (2.61)	$ 0.16

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	March 31,	December 31,	March 31,
ASSETS	2002	2001	2001
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents, including restricted cash of $147 at March 31, 2002	$ 1,091	$1,132	$1,007
Short-term investments	105	-	-
Accounts receivable, net	542	404	572
Spare parts and supplies, net	272	272	276
Deferred income taxes	210	192	139
Prepayments and other	202	144	187
Total current assets	2,422	2,144	2,181

Property and Equipment:
Owned property and equipment:
Flight equipment	6,360	5,592	4,870
Other	1,137	1,092	961
	7,497	6,684	5,831
Less: Accumulated depreciation	1,331	1,249	1,031
	6,166	5,435	4,800

Purchase deposits for flight equipment	337	454	470

Capital leases:
Flight equipment	223	223	225
Other	246	234	184
	469	457	409
Less: Accumulated amortization	200	193	175
	269	264	234
Total property and equipment	6,772	6,153	5,504

Other Assets:
Routes and airport operating rights, net	1,026	1,033	1,068
Other assets, net	471	461	515

Total other assets	1,497	1,494	1,583

Total Assets	$10,691	$9,791	$9,268

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2002	2001	2001
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 487	$ 355	$ 361
Accounts payable	887	1,008	912
Air traffic liability	1,173	1,014	1,357
Accrued payroll and pensions	594	523	291
Accrued other liabilities	329	291	253
Total current liabilities	3,470	3,191	3,174

Long-Term Debt and Capital Leases	4,976	4,198	3,639

Deferred Credits and Other Long-Term Liabilities:
Deferred income taxes	643	710	835
Other	345	288	208
Total deferred credits and other long-term liabilities	988	998	1,043

Commitments and Contingencies

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures	243	243	243

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 89,098,340, 88,617,001 and 79,036,014 shares issued as of March 31, 2002, December 31, 2001, and March 31, 2001, respectively	1	1	1
Additional paid-in capital	1,077	1,069	831
Retained earnings	1,195	1,361	1,465
Accumulated other comprehensive income (loss)	(119)	(130)	11
Treasury stock - 25,442,529, 25,442,529 and 25,411,171 Class B shares as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively, at cost	(1,140)	(1,140)	(1,139)
Total stockholders' equity	1,014	1,161	1,169
Total Liabilities and Stockholders' Equity	$10,691	$ 9,791	$9,268

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Net cash (used in) provided by operating activities	$ (123)	$ 168

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries	(18)	(111)
Purchase deposits refunded in connection with aircraft delivered	110	44
Capital expenditures	(139)	(151)
(Purchase of) proceeds from sale of short-term investments	(105)	24
Other	(10)	(9)
Net cash used in investing activities	(162)	(203)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	216	200
Payments on long-term debt and capital lease obligations	(126)	(84)
Purchase of redeemable common stock	-	(450)
Other	7	5
Net cash provided by (used in) financing activities	97	(329)

Net Decrease in Cash and Cash Equivalents	(188)	(364)

Cash and Cash Equivalents - Beginning of Period	1,132	1,371

Cash and Cash Equivalents - End of Period (A)	$ 944	$1,007

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 663	$ 160

  Excludes restricted cash of $147 million at March 31, 2002.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its subsidiaries.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2001 10-K, which identify important factors such as terrorist attacks and the resulting regulatory developments and costs, our recent operating losses and special charges, our high leverage and significant financing needs, our historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters), that could cause actual results to differ materially from those in the forward-looking statements.

Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions):
	Three Months Ended March 31,
	2002	2001

Numerator:
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$(166)	$ 9

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	63.5	54.9

Effect of dilutive securities:
Employee stock options	-	1.0
Potentially Dilutive Shares (Northwest Repurchase)	-	0.5
Dilutive potential common shares	-	1.5

Denominator for diluted earnings (loss) per share - adjusted weighted-average and assumed conversions	63.5	56.4

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

We include in other comprehensive income (loss) unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which qualify for hedge accounting. During the first quarter of 2002 and 2001, total comprehensive income (loss) amounted to $(155) million and $7 million, respectively. The significant difference between the net loss and total comprehensive loss for the first quarter of 2002 was primarily attributable to changes in the fair value of derivative financial instruments.

NOTE 3 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table, our aircraft fleet consisted of 364 jets, 145 regional jets and 29 turboprop aircraft at March 31, 2002. Our purchase commitments (orders) and aircraft options as of March 31, 2002 are also included in the table.
Aircraft Type	Total Aircraft (a)	Owned	Leased	Orders	Options

777-200ER	16	4	12	1	3
767-400ER	12	10	2	4	-
767-200ER	10	9	1	-	2
757-300	4	4	-	11	11
757-200	41	13	28	-	-
737-900	11	7	4	4	12
737-800	76	21	55	38	35
737-700	36	12	24	15	24
737-500	66	15	51	-	-
737-300	59	11	48	-	-
MD-80	33	5	28	-	-
Mainline Jets	364	111	253	73	87

ERJ-145XR	-	-	-	104	100
ERJ-145	115	18	97	25	-
ERJ-135	30	-	30	-	-
Regional Jets	145	18	127	129	100
Total Jets	509	129	380

ATR-42-320	23	8	15
EMB-120	6	1	5
	29	9	20

Total	538	138	400

  Excludes one 777-200ER aircraft and one 737-800 aircraft delivered in March 2002 but not yet placed in service. Also excludes 18 DC-10-30 aircraft, two 747-200 aircraft and two 727-200 aircraft, all of which were permanently grounded as of March 31, 2002, and 22 MD-80 aircraft, six 737-300 aircraft, 13 EMB-120 turboprop aircraft and eight ATR-42 turboprop aircraft all of which were temporarily grounded as of March 31, 2002.

We anticipate taking delivery of 20 Boeing jet aircraft in 2002, 14 of which were delivered during the first quarter of 2002. Also, in 2002, we plan to retire from service 16 of our mainline jet aircraft, the leases for which expire in 2002.

Our wholly owned subsidiary, ExpressJet Airlines, Inc. ("ExpressJet"), anticipates taking delivery of 51 Embraer regional jet aircraft in 2002 (eight of which were delivered in the first quarter of 2002). We plan to retire from service 27 turboprop aircraft in 2002 (four of which were removed from service in the first quarter of 2002) and the remaining turboprop aircraft in 2003.

In March 2002, we completed the public offering of $329 million of pass-through certificates along with the private placement of $146 million of pass-through certificates to be funded upon the delivery of each aircraft (at a current effective interest rate of 6.4%). The proceeds are being used to finance the acquisition cost of seven new aircraft. Prior to the delivery of the aircraft, the proceeds from the public offering are being held in a restricted depositary account. The proceeds held in this account may only be withdrawn by an escrow agent acting at the direction of the pass-through trustees in connection with the financing of the aircraft. If not withdrawn or the proceeds from the private placement are not made available to us, the proceeds, plus a premium or penalty payable by us, would be distributed back to the certificate holders. As a result of this contingent liability with respect to the premium, we have reflected the balance in the depositary account ($147 million at March 31, 2002) as restricted cash and as debt in our consolidated financial statements. Upon delivery of each aircraft, we will reclassify an amount equal to the proceeds drawn from the depositary account for such aircraft from restricted cash to owned flight equipment.

As of March 31, 2002, the estimated aggregate cost of our firm commitments for 73 Boeing aircraft was approximately $3 billion. We expect that six of these aircraft (all of which have been financed) will be delivered in April 2002 and May 2002. We do not have backstop financing from Boeing or any other financing currently in place for the remaining 67 aircraft, all of which are scheduled for delivery starting in the fourth quarter of 2003 through 2008. In addition, at March 31, 2002, we had firm commitments to purchase 19 spare engines related to the new Boeing aircraft for approximately $117 million, which engines are deliverable through March 2005. Further financing will be needed to satisfy our capital commitments for our aircraft and aircraft-related expenditures such as engines, spare parts, simulators and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures. Deliveries of new Boeing aircraft are expected to continue to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of March 31, 2002, the estimated aggregate cost of ExpressJet's firm commitments for 129 Embraer regional jets was approximately $2.5 billion. We do not have any obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to us.

NOTE 4 - OTHER

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of our goodwill recorded on equity investments and routes, which are indefinite-life intangible assets, which will result in reduced expense of approximately $23 million on an annualized basis. We are required to test routes for impairment annually in accordance with SFAS 142, beginning in the first quarter of 2002. We performed the first of the required impairment tests for routes as of January 1, 2002 and determined that we do not have any impairment of our routes upon adoption based upon our assessment of fair values.

Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization of routes, are shown below.
Reported net income	$ 9
Route amortization, net of taxes	3
Adjusted net income	$ 12

Basic earnings per share:
As reported	$0.17
Route amortization, net of taxes	0.05
As adjusted	$0.22

Diluted earnings per share:
As reported	$0.16
Route amortization, net of taxes	0.06
As adjusted	$0.22

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Effective January 1, 2002, we adopted SFAS 144, which did not have an effect on our results of operations.

In April 2002, ExpressJet Holdings, Inc. ("Holdings"), our wholly owned subsidiary and the sole stockholder of ExpressJet, filed an amendment to its registration statement previously filed with the Securities and Exchange Commission for the proposed initial public offering of its common stock. In the offering, Holdings expects to sell 10 million shares of its common stock and use the net proceeds to repay a portion of ExpressJet's indebtedness to us. In addition, we expect to sell 16 million of our shares of Holdings common stock in the offering and to grant the underwriters an option to purchase an additional 3.9 million shares to cover over-allotments. After the completion of this offering, we will own 59.4% of the outstanding shares of Holdings common stock, or 53.3% if the over-allotment option from us is exercised in full.

Our capacity purchase agreement with ExpressJet provides that we purchase in advance all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. As we dispose of some or all of our interest in ExpressJet, we will have greater fixed costs, which could result in lower or more volatile earnings or both. For example, for the three months ended March 31, 2002, our net loss of approximately $166 million included net income for ExpressJet of approximately $20 million.

Effective March 18, 2002, we eliminated base commissions paid to travel agents for tickets sold in the United States (including Puerto Rico and the U.S. Virgin Islands) and Canada. We expect to reduce commission expense by approximately $100 million on an annual basis as a result.

In the first quarter, we recorded a fleet charge of $52 million ($83 million before taxes) in connection with the permanent grounding and retirement of our leased DC-10-30 fleet. The majority of the charge relates to future commitments under noncancellable lease agreements past the dates the aircraft were permanently removed from service. The remainder of the accrual relates to costs expected to be incurred related to the storage and return of these aircraft.

In the first quarter of 2002, we issued $200 million of 4.5% convertible notes due February 1, 2007 for net proceeds of $195 million. The notes are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005, at specified redemption prices.

In the first quarter of 2002, we purchased West Texas Intermediate crude oil call options to hedge a significant increase in fuel costs. As of March 31, 2002, we had hedged approximately 75% of our projected second quarter 2002 fuel requirements and 25% of our third and fourth quarter 2002 fuel requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2001 10-K, which identify important factors such as terrorist attacks and the resulting regulatory developments and costs, our recent operating losses and special charges, our high leverage and significant financing needs, our historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters), that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2002 as compared to the corresponding period in 2001.

We recorded a consolidated net loss of $166 million for the first quarter of 2002 as compared to consolidated net income of $9 million for the three months ended March 31, 2001. Included in our results for 2002 was a $52 million fleet charge ($83 million before taxes) resulting from the permanent grounding and retirement of our leased DC-10-30 fleet.

Passenger revenue decreased 18.8%, $434 million, during the quarter ended March 31, 2002 as compared to the same period in 2001, which was due to traffic declines and fare discounting following the September 11, 2001 terrorist attacks.

Cargo, mail and other revenue decreased 16.6%, $24 million, during the quarter ended March 31, 2002 as compared to the same period in 2001 primarily due to lower freight volumes and yield and new security restrictions which reduced mail volumes.

Wages, salaries and related costs decreased 3.4%, $26 million, during the quarter ended March 31, 2002 as compared to the same period in 2001, primarily due to a reduction in the number of employees as a result of reduced flying, partially offset by higher wage rates.

Aircraft rentals increased 6.5%, $14 million, due to the delivery of new aircraft.

Aircraft fuel expense decreased 39.7%, $137 million, in the three months ended March 31, 2002 as compared to the same period in the prior year. The average jet fuel price per gallon decreased 29.9% from 85.86 cents in the first quarter of 2001 to 60.17 cents in the first quarter of 2002. Jet fuel consumption decreased 16.1%, principally reflecting decreased flight operations and the fuel efficiency of our younger fleet.

Landing fees and other rentals increased 14.2%, $20 million, primarily due to higher facilities rent (partially attributable to the completion of a portion of the Global Gateway Program at Newark International Airport) and landing fees resulting from rate increases.

Maintenance, materials and repairs decreased 28.8%, $46 million, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to the replacement of older aircraft with new aircraft.

Depreciation and amortization expense increased 7.6%, $8 million, in the first quarter of 2002 compared to the first quarter of 2001 due principally to the addition of new owned aircraft and related spare parts, partially offset by the discontinuation of amortization of routes.

Reservations and sales expense decreased 20.3%, $26 million, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to lower computer reservation system booking fees and credit card discount fees as a result of lower revenue.

Passenger servicing decreased 15.4%, $14 million, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to a decrease in food costs resulting from fewer passengers.

Commissions expense decreased 39.1%, $45 million, during 2002 as compared to 2001 due to lower revenue and lower commission rates.

Other operating expense decreased 8.2%, $26 million, in the three months ended March 31, 2002 as compared to the same period in the prior year, primarily as a result of decreases in outsourced services and other miscellaneous expenses resulting from reduced capacity, partially offset by increased insurance costs.

Interest expense increased 13.9%, $10 million, due to an increase in long-term debt, primarily resulting from the purchase of new aircraft.

Interest income decreased 66.7%, $10 million, due to lower average balances of cash, cash equivalents and short-term investments and lower interest rates.

Other nonoperating income (expense) in the three months ended March 31, 2001 included our equity in the net losses of certain investments of $6 million and net losses of $6 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

Certain Statistical Information

An analysis of statistical information for our jet operations, excluding regional jets, for the periods indicated is as follows:
	Three Months Ended	Net
	March 31,	Increase/
	2002	2001	(Decrease)

Revenue passengers (thousands)	10,057	11,220	(10.4)%
Revenue passenger miles (millions) (1)	14,032	15,114	(7.2)%
Available seat miles (millions) (2)	18,951	21,459	(11.7)%
Cargo ton miles (millions)	208	253	(17.8)%
Passenger load factor (3)	74.0%	70.4%	3.6 pts.
Breakeven passenger load factor (4)(5)	80.8%	67.4%	13.4 pts.
Passenger revenue per available seat mile (cents)	8.77	9.76	(10.1)%
Total revenue per available seat mile (cents)	9.64	10.60	(9.1)%
Operating cost per available seat mile (cents) (5)	9.65	9.91	(2.6)%
Average yield per revenue passenger mile (cents) (6)	11.84	13.86	(14.6)%
Average price per gallon of fuel, excluding fuel taxes (cents)	60.17	85.86	(29.9)%
Average price per gallon of fuel, including fuel taxes (cents)	64.39	90.61	(28.9)%
Fuel gallons consumed (millions)	308	367	(16.1)%
Average fare per revenue passenger	$163.83	$186.64	(12.2)%
Average daily utilization of each aircraft (hours) (7)	9:31	10:45	(11.5)%
Actual aircraft in fleet at end of period (8)	364	375	(2.9)%
Average length of aircraft flight (miles)	1,175	1,164	0.9%

__________________

  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The percentage of seats that must be occupied by revenue passengers in order for us to break even on an income before income taxes basis, excluding nonrecurring charges and other special items.
  Excludes fleet charge of $83 million in 2002.
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes one 777-200ER aircraft and one 737-800 aircraft delivered in March 2002 but not yet placed in service. Also excludes 18 DC-10-30 aircraft, two 747-200 aircraft, two 727-200 aircraft, 22 MD-80 aircraft and six 737-300 aircraft removed from service as of March 31, 2002. Also excludes nine DC-10-30 aircraft, three 747-200 aircraft and two 727-200 aircraft removed from service as of March 31, 2001.

LIQUIDITY AND CAPITAL COMMITMENTS

As of March 31, 2002, we had $1.2 billion in cash, cash equivalents and short-term investments, including $147 million of restricted cash related to a pre-funded aircraft financing. In January, we paid $168 million in transportation taxes, the payment of which had been deferred pursuant to the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). Cash flows used in operations for the three months ended March 31, 2002 were $123 million. Cash flows used in investing activities, primarily capital expenditures, purchase deposits for aircraft and short-term investments, were $162 million for the three months ended March 31, 2002. Cash flows provided by financing activities, primarily from the issuance of long-term debt, partially offset by the payment of debt, were $97 million for the three months ended March 31, 2002.

Based on current information and trends (including currently anticipated unit costs), we expect to incur a loss for the full year 2002.

We continue to target a year-end cash balance of approximately $1.5 billion. We plan to use a portion of our proceeds from the sale of a portion of our Holdings common stock in its previously announced initial public offering to help achieve this. We expect to contribute $150 million of the proceeds from the public offering to our defined benefit pension plan. The public offering is currently expected to close in April 2002.

Together with our subsidiaries, we anticipate receiving the remaining grant under the Stabilization Act, totaling approximately $63 million in cash, in the second quarter of 2002. We also expect to receive a federal income tax refund of approximately $39 million in the second quarter. This amount represents alternative minimum tax payments previously paid by us and due to be refunded under recent legislation. We will also explore the availability of other financing for our liquidity needs.

We do not currently have any lines of credit, but have unencumbered assets, consisting primarily of spare parts, with a net book value in excess of $1.0 billion at March 31, 2002 which could be pledged in connection with future financings. Furthermore, the Stabilization Act provides for $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees, including limits on compensation of certain of our employees and the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. If our liquidity needs require us to do so, we may apply for a loan guarantee under this program. The deadline for such an application is June 28, 2002.

We expect to fund our future capital commitments through internally generated funds together with general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures.

General Financing. In the first quarter of 2002, we issued $200 million of 4.5% convertible notes due February 1, 2007 for net proceeds of $195 million. The notes are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005, at specified redemption prices. The proceeds are being used for general corporate purposes.

Aircraft and Facilities Financing. In March 2002, we completed the public offering of $329 million of pass-through certificates along with the private placement of $146 million of pass-through certificates to be funded upon the delivery of each aircraft (at a current effective interest rate of 6.4%). The proceeds are being used to finance the acquisition cost of seven new aircraft. Prior to the delivery of the aircraft, the proceeds from the public offering are being held in a restricted depositary account. The proceeds held in this account may only be withdrawn by an escrow agent acting at the direction of the pass-through trustees in connection with the financing of the aircraft. If not withdrawn or the proceeds from the private placement are not made available to us, the proceeds, plus a premium or penalty payable by us, would be distributed back to the certificate holders. As a result of this contingent liability with respect to the premium, we have reflected the remaining balance in the depositary account ($147 million at March 31, 2002) as restricted cash and as debt in our consolidated financial statements. Upon delivery of each aircraft, we will reclassify an amount equal to the proceeds drawn from the deposit account for such aircraft from restricted cash to owned flight equipment.

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 3.

We expect our net cash outlays for 2002 capital expenditures, exclusive of fleet plan requirements, to total approximately $200 million, primarily relating to software application and automation infrastructure projects, aircraft modifications, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment. Our net capital expenditures during the three months ended March 31, 2002, aggregated $31 million, exclusive of fleet plan requirements.

Deferred Tax Assets. As of December 31, 2001, we had a net deferred tax liability of $518 million including gross deferred tax assets aggregating $976 million, $532 million related to net operating losses ("NOLs"), and a valuation allowance of $245 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change occurred, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.01% for March 2002). Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets that we held at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $90 million per year other than through the recognition of future built-in gain transactions.

Employees. Collective bargaining agreements between us and our mechanics (who are represented by the International Brotherhood of Teamsters ("Teamsters")) became amendable in January 2002 and between each of us and ExpressJet and our respective pilots (who are represented by the Air Line Pilots Association International ("ALPA")) are amendable in 2002. In addition, collective bargaining agreements between our wholly owned subsidiary, Continental Micronesia, Inc. ("CMI"), and its mechanics and fleet and passenger service employees (represented by the Teamsters) became amendable in March 2001. Negotiations were deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks. Negotiations have recommenced with the Teamsters in the first quarter of 2002 and are scheduled to commence with ALPA in the summer of 2002.

Temporarily Grounded Aircraft. As of March 31, 2002, we had 22 MD-80 aircraft, six 737-300 aircraft, 13 EMB-120 aircraft and eight ATR-42 turboprop aircraft out of service from our fleet. These aircraft have been temporarily removed from service and we will continue to evaluate whether to return these temporarily grounded aircraft to service, which will primarily depend on demand and yield in the coming months. We currently plan to return 11 MD-80 aircraft and four 737-300 aircraft to service in 2002. It is possible that all or a significant portion of these temporarily grounded aircraft will be permanently removed from service at a later date, which would result in charges for impairment and lease exit costs. Furthermore, we could suffer additional impairment of other aircraft and other long-lived assets in the future if the economic environment in which we operate does not continue to improve or further deteriorates due to unforeseen circumstances. The charges for all or a significant portion of the temporarily grounded aircraft would, and any additional charges for impairment of other aircraft and other long-lived assets could, be material.

Other. Our capacity purchase agreement with ExpressJet provides that we purchase in advance all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. As we dispose of some or all of our interest in ExpressJet, we will have greater fixed costs, which could result in lower or more volatile earnings or both. For example, for the three months ended March 31, 2002, our net loss of approximately $166 million included net income for ExpressJet of approximately $20 million.

Outlook. Based on current information and trends (including currently anticipated unit costs), we expect to incur a loss for the full year 2002. Although load factors continue to improve, they have done so against significantly reduced capacity. The reduced capacity, coupled with the fact that many of our costs are fixed in the intermediate to long term, will continue to drive higher unit costs. Cost per available seat mile for 2002 is expected to increase 2-3%, holding fuel rate constant, as compared to 2001. This increase is partly attributable to anticipated additional insurance costs in 2002 of approximately $85 million, offset by reduced travel agent commissions. We expect to reduce commission expense by approximately $100 million on an annual basis as a result of recent changes to our commission structure. Business traffic in most markets continues to be weak, and carriers continue to offer reduced fares to attract passengers, which lowers our passenger revenue and yields and raises our breakeven load factor. We cannot predict if or when business traffic or yields will increase.

We believe that our costs are likely to be affected in the future by (i) higher aircraft ownership costs as new aircraft are delivered, (ii) higher wages, salaries, benefits and related costs as we reach new union agreements, partially offset by savings realized through employee furloughs, company-offered leaves of absence, retirements and cancellation of open positions, (iii) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions, and insurance and security costs, which have already increased significantly since the September 11, 2001 terrorist attacks), (iv) changes in distribution costs and structure, (v) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including landing fees and new security requirements, (vi) changes in our fleet and related capacity and (vii) our continuing efforts to reduce costs throughout our operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using electronic ticketing and the internet for bookings, reduced capital spending, and continuing to remove non-value added costs from the system. However, the precise impact of these items is not known at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2001 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits:
10.1	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated.
10.2	Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended and restated.
10.3	Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended and restated.
10.4	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951 between the Company and Boeing, dated March 29, 2002, relating to the purchase of Boeing 737 aircraft.
10.5	Supplemental Agreement No. 1, including exhibits and side letters, to Purchase Agreement No. 2333 between the Company and Boeing, dated March 29, 2002, relating to the purchase of Boeing 757 aircraft.
10.6

Amendment No. 23 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautics S.A. ("Embraer") and Continental Express, Inc. ("ExpressJet"), dated February 28, 2002 relating to the purchase of EMB 145 aircraft.

10.7	Amendment No. 24 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet dated March 28, 2002 relating to the purchase of EMB 145 aircraft.

(b) Reports on Form 8-K:

    Report dated January 2, 2002, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our December 2001 and full year 2001 performance.

    Report dated January 10, 2002, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release announcing a special charge of $39 million in the fourth quarter of 2001 associated primarily with the impairment of various owned aircraft and spare engines.

    Report dated January 16, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our fourth quarter and full year 2001 results of operations, certain forward-looking information and certain statistical information.

    Report dated January 16, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report which included an Underwriting Agreement between us, Salomon Smith Barney Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated relating to the offering of 4.50% Convertible Notes, an updated ratio of earnings to fixed charges and a capitalization table.

    Report dated February 1, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our January 2002 performance.

    Report dated February 11, 2002, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to data being presented by some of its executive officers at a conference, including certain projected data.

    Report dated February 28, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing the permanent grounding and retirement of our DC-10-30 fleet, resulting in a special charge for leased aircraft of $52 million in the first quarter of 2002.

    Report dated March 1, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our February 2002 performance.

    Report dated March 11, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included the incorporation of certain documents by reference as they relate to our preliminary offering of Class G-1 and Class G-2 Pass Through Certificates, Series 2002-1.

    Report dated March 11, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included the incorporation of certain documents by reference as they relate to our final offering of Class G-1 and Class G-2 Pass Through Certificates, Series 2002-1.

    Report dated March 22, 2002, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to certain projected data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 15, 2002	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 15, 2002	by:	/s/ Chris Kenny
Chris Kenny
Staff Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.

10.1	Continental Airlines, Inc. Incentive Plan 2000, as amended and restated.
10.2	Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended and restated.
10.3	Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended and restated.
10.4	Supplemental Agreement No. 26, including side letters, to Purchase Agreement No. 1951 between the Company and Boeing, dated March 29, 2002, relating to the purchase of Boeing 737 aircraft. (1)
10.5

Supplemental Agreement No. 1, including exhibits and side letters to Purchase Agreement No. 2333 between the Company and Boeing, dated March 29, 2002, relating to the purchase of Boeing 757 aircraft. (1)

10.6

Amendment No. 23 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. ("Embraer") and Continental Express, Inc. ("ExpressJet"), dated February 28, 2002 relating to the purchase of EMB 145 aircraft. (1)

10.7	Amendment No. 24 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet, dated March 28, 2002 relating to the purchase of EMB 145 aircraft. (1)

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.