Form 10-Q
period 2002-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2002-07-18
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 1-10323

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

As of July 12, 2002, 64,803,111 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Operating Revenue:
Passenger	$2,062	$2,420	$3,934	$4,726
Cargo, mail and other	130	136	252	282
	2,192	2,556	4,186	5,008

Operating Expenses:
Wages, salaries and related costs	746	800	1,478	1,558
Aircraft fuel	254	349	462	694
Aircraft rentals	231	223	459	437
Landing fees and other rentals	160	153	321	294
Maintenance, materials and repairs	119	162	232	322
Depreciation and amortization	112	111	225	216
Reservations and sales	101	124	203	252
Passenger servicing	73	96	150	187
Commissions	57	106	128	220
Fleet disposition/impairment losses	152	-	235	-
Stabilization Act grant adjustment	12	-	12	-
Other	290	295	582	615
	2,307	2,419	4,487	4,795

Operating Income (Loss)	(115)	137	(301)	213

Nonoperating Income (Expense):
Interest expense	(91)	(72)	(173)	(144)
Interest income	6	13	11	28
Interest capitalized	9	15	20	30
Other, net	(3)	(13)	(4)	(28)
	(79)	(57)	(146)	(114)

Income (Loss) before Income Taxes and Minority Interest	(194)	80	(447)	99

Income Tax Benefit (Provision)	65	(36)	155	(44)

Income (Loss) before Minority Interest	(129)	44	(292)	55

Minority Interest	(8)	-	(8)	-

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1, $1, $3 and $2, respectively	(2)	(2)	(5)	(4)

Net Income (Loss)	$ (139)	$ 42	$ (305)	$ 51

Basic Earnings (Loss) per Share	$(2.18)	$ 0.77	$(4.79)	$ 0.93

Diluted Earnings (Loss) per Share	$(2.18)	$ 0.74	$(4.79)	$ 0.91

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	June 30,	December 31,	June 30,
ASSETS	2002	2001	2001
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,177	$1,132	$1,008
Short-term investments	134	-	-
Accounts receivable, net	512	404	570
Spare parts and supplies, net	273	272	293
Deferred income taxes	162	192	142
Prepayments and other	193	144	203
Total current assets	2,451	2,144	2,216

Property and Equipment:
Owned property and equipment:
Flight equipment	6,764	5,592	5,017
Other	1,175	1,092	1,018
	7,939	6,684	6,035
Less: Accumulated depreciation	1,438	1,249	1,077
	6,501	5,435	4,958

Purchase deposits for flight equipment	286	454	540

Capital leases:
Flight equipment	136	223	226
Other	254	234	206
	390	457	432
Less: Accumulated amortization	118	193	180
	272	264	252
Total property and equipment	7,059	6,153	5,750

Routes and airport operating rights, net	1,019	1,033	1,056

Other Assets, net	490	461	474

Total Assets	$11,019	$9,791	$9,496

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2002	2001	2001
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 429	$ 355	$ 372
Accounts payable	931	1,008	946
Air traffic liability	1,229	1,014	1,369
Accrued payroll and pensions	310	278	288
Accrued other liabilities	342	291	242
Total current liabilities	3,241	2,946	3,217

Long-Term Debt and Capital Leases	5,093	4,198	3,724

Deferred Income Taxes	721	710	837

Other	571	533	224

Commitments and Contingencies

Minority Interest	(13)	-	-

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures issued by Continental	243	243	243

Redeemable preferred stock of subsidiary	5	-	-

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 89,782,876, 88,617,001 and 80,125,882 shares issued as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively	1	1	1
Additional paid-in capital	1,376	1,069	868
Retained earnings	1,056	1,361	1,507
Accumulated other comprehensive income (loss)	(135)	(130)	15
Treasury stock - 25,442,529 Class B shares as of June 30, 2002, December 31, 2001 and June 30, 2001, at cost	(1,140)	(1,140)	(1,140)
Total stockholders' equity	1,158	1,161	1,251
Total Liabilities and Stockholders' Equity	$11,019	$9,791	$9,496

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)

Net cash (used in) provided by operating activities	$ (26)	$ 390

Cash Flows from Investing Activities:
Purchase deposits paid in connection with future aircraft deliveries	(43)	(227)
Purchase deposits refunded in connection with aircraft delivered	172	88
Capital expenditures	(417)	(289)
(Purchase) sale of short-term investments	(134)	24
Other	(6)	(12)
Net cash used in investing activities	(428)	(416)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	216	200
Proceeds from sale of ExpressJet stock, net	447	-
Payments on long-term debt and capital lease obligations	(175)	(128)
Purchase of Class B common stock	-	(451)
Proceeds from issuance of Class B common stock	13	51
Other	(2)	(9)
Net cash provided by (used in) financing activities	499	(337)

Net Increase (Decrease) in Cash and Cash Equivalents	45	(363)

Cash and Cash Equivalents - Beginning of Period	1,132	1,371

Cash and Cash Equivalents - End of Period	$1,177	$1,008

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 908	$ 276
Capital lease obligations incurred	$ 18	$ 69

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments, except for nonrecurring adjustments, which have been separately disclosed, are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its subsidiaries.

Certain reclassifications have been made in the prior year's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Numerator for basic earnings (loss) per share - net income (loss)	$(139)	$ 42	$(305)	$ 51

Effect of dilutive securities:
Distribution on Preferred Securities of Trust, net of income taxes	-	2	-	4

Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$(139)	$ 44	$(305)	$ 55

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	63.8	54.2	63.7	54.6

Effect of dilutive securities:
Employee stock options	-	0.8	-	0.9
Redeemable common stock from Northwest Repurchase	-	-	-	0.2
Preferred Securities of Trust	-	4.2	-	4.2
Dilutive potential common shares	-	5.0	-	5.3

Denominator for diluted earnings (loss) per share - adjusted weighted-average and assumed conversions	63.8	59.2	63.7	59.9

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

We include in other comprehensive income (loss) unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which are used from time to time to reduce the risk in fluctuations of fuel prices and some foreign currencies, each of which qualify for hedge accounting. During the second quarter of 2002 and 2001, total comprehensive income (loss) amounted to $(154) million and $44 million, respectively. For the six months ended June 30, 2002 and 2001, total comprehensive income (loss) amounted to $(310) million and $53 million, respectively. During the first half of 2002, the significant difference between net income (loss) and total comprehensive income (loss) was attributable to changes in the fair value of derivative financial instruments.

NOTE 3 - EXPRESSJET INITIAL PUBLIC OFFERING AND CAPACITY BUY AGREEMENT

Initial Public Offering

In April 2002, ExpressJet Holdings, Inc. ("Holdings"), our then wholly owned subsidiary and the sole stockholder of ExpressJet Airlines, Inc. ("ExpressJet") which operates as "Continental Express", sold 10 million shares of its common stock in an initial public offering and used the net proceeds of $147 million to repay a portion of ExpressJet's indebtedness to us. In addition, we sold 20 million of our shares of Holdings common stock in the offering for net proceeds of $300 million. The sale of Holdings' shares and our shares in the offering was accounted for as a capital transaction resulting in a $291 million increase in additional paid-in capital and a $175 million increase in tax liabilities. We contributed $150 million of our proceeds to our defined benefit pension plan and used the remainder of our proceeds for general corporate purposes.

In connection with the offering, our ownership of Holdings fell to 53.1 percent. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we may sell additional shares of Holdings common stock in the future. Under our lock-up agreement with the underwriters of the initial public offering, no such sale could occur prior to October 2002 without the consent of the underwriters. When our ownership of Holdings falls below 50%, we will deconsolidate Holdings from our financial statements.

Prior to the offering and in connection with an internal reorganization by Holdings, a subsidiary of Holdings issued preferred stock which is non-voting, has a liquidation preference of $5 million, is mandatorily redeemable after the tenth anniversary of its issuance date and is callable after the third anniversary of its issuance date. The preferred stock was sold to a non-affiliated third party for a note in the original principal amount of $5 million and is included on our balance sheet as redeemable preferred stock of subsidiary.

Capacity Purchase Agreement with ExpressJet

General. Effective January 1, 2001, we implemented a capacity purchase agreement with ExpressJet. Under the capacity purchase agreement, ExpressJet currently flies all of its aircraft on our behalf, and we handle scheduling, ticket prices and seat inventories for these flights. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay them for each scheduled block hour based on an agreed formula. ExpressJet recognizes revenue based on the compensation it earns from us for providing capacity. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses consisting primarily of revenue accounting costs.

Compensation and Operational Responsibilities. Under the agreement, we pay ExpressJet a base fee for each scheduled block hour based on a formula that will remain in place through December 31, 2004. The formula is designed to provide ExpressJet with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by them.

The initial block hour rates are based on estimates of future costs we developed jointly with ExpressJet. These estimates may differ from ExpressJet's actual costs. If they do, our costs will be adjusted for some of ExpressJet's costs under the capacity purchase agreement. The adjusted block hour rates provide ExpressJet with revenue from us that is based on the sum of the following three components, generally differentiated by the nature of the operating costs ExpressJet incurs:

    Fully-reconciled costs. Actual costs incurred plus a 10% margin on fuel (margin payment capped at 61.1 cents per gallon in 2002 and 66.0 cents per gallon thereafter), aircraft rent, terminal facility rent, depreciation and amortization, on-time bonuses, 401(k), taxes other than income taxes, passenger liability insurance, hull insurance, landing fees, administrative and ground handling services provided by us, and regional jet engine maintenance expenses under long-term third party contracts.
    Costs within the margin band. Forecasted costs plus a 10% margin on those costs implicit in the block hour rates (irrespective of actual costs incurred) on maintenance, materials, and repairs not included in (i) above, passenger facilities, other rentals, and other operating expenses. However, if ExpressJet's actual expenses in this category are sufficiently different from the forecasts implicit in the block hour rates so that its total operating margin -- excluding the effects of the costs in category (iii) below as well as unanticipated changes in its depreciation expense, any performance incentive payments, controllable cancellations, litigation costs and other costs that are not included in the block hour rates and are not reasonable and customary in the industry -- is either below 8.5% or above 11.5% calculated on a quarterly basis, then the overall revenue will be adjusted upward or downward to result in an 8.5% or 11.5% total operating margin as applicable.
    Unreconciled costs. Forecasted costs incurred plus a 10% margin on those costs implicit in the block hour rates (irrespective of actual costs incurred) on wages and salaries, and benefits not included in categories (i) and (ii).

Our payments to ExpressJet under the capacity purchase agreement totaled $980 million in 2001 and $535 million in the first six months of 2002. Our future payments under the capacity purchase agreement are dependent on numerous variables, and therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. However, if we changed the utilization of ExpressJet's aircraft, we would also change the number of available seat miles on ExpressJet's flights and the revenue that we generate by selling those seats. Any decision by us to change the utilization of ExpressJet's aircraft (or to remove aircraft from the capacity purchase agreement) would be made by determining the net effect of such change on our income and cash flow, taking into account not only our cash commitment to ExpressJet but also our expected revenue from ExpressJet's flights.

Set forth below are estimates of our future minimum noncancellable commitments under the capacity purchase agreement. These estimates of our future minimum noncancellable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (i) that ExpressJet's aircraft deliveries continue as scheduled through July 2004, (ii) an annual inflation rate of 2% beginning in 2005 (contracted rates through 2004), (iii) a fuel rate of 66 cents per gallon, (iv) that we exercise our rights to terminate the capacity purchase agreement at the earliest possible date permitted under the contract, (v) that prior to termination we exercise our rights to remove as many aircraft as quickly as contractually permitted from the capacity purchase agreement, (vi) an average daily utilization rate of 8.4 hours, and (vii) controllable cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet. As a result, our future minimum noncancellable commitments under the capacity purchase agreement are estimated as follows (in millions):

July 1, 2002 through December 31, 2002	$ 459
2003	1,104
2004	1,180
2005	1,049
2006	529
Total	$4,321

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancellable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancellable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% change in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2003 would result in a change in cash obligations under the capacity purchase agreement of approximately 8% or $91 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that ExpressJet's rate of controllable cancellations, such as those due to maintenance or crew shortages, is less than its historical controllable cancellation rate, ExpressJet will be entitled to additional payments. On the other hand, ExpressJet will generally not be entitled to any such additional payments if controllable cancellations are above historical rates of cancellations. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for headstarts and baggage handling performance.

If a change of control (as defined in the agreement) of ExpressJet occurs without our consent, the block hour rates that we will pay under the agreement will be substantially reduced.

Some marketing-related costs normally associated with operating an airline are borne directly by us, since we are responsible for marketing under the capacity purchase agreement. We will continue to provide operational support to ExpressJet under the capacity purchase agreement, such as ground handling, and will provide certain administrative services for a limited period of time.

ExpressJet has agreed to meet with us each year beginning in 2004 to review and set the block hour rates to be paid in the following year, in each case based on the formula used to set the original block hour rates (including a 10% targeted operating margin). If we and ExpressJet cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration. In addition, the agreement gives each party the right to "meet and confer" with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the agreement and whether the compensation provisions of the agreement should be changed as a result, but does not require any party to agree to any change in the compensation provisions.

Capacity and Fleet Matters. The agreement covers all of ExpressJet's existing fleet, as well as the 116 Embraer regional jets subject to firm orders at June 30, 2002. Under the capacity purchase agreement, beginning July 1, 2003, we have the right to reduce the number of ExpressJet's aircraft covered by the contract upon 12 months' notice, resulting in the earliest effective date for capacity reduction of July 1, 2004. Under the agreement, we are entitled to decline capacity with respect to (a) any regional jets subject to firm orders that have not been delivered before the effective date of the reduction in capacity and (b) up to 25% of ExpressJet's delivered regional jets over any rolling three-year period. If we remove aircraft from the terms of the agreement, ExpressJet will have the option to (i) fly the released aircraft for another airline (subject to its ability to obtain facilities, such as gates and slots, and subject to its exclusive arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (ii) fly the aircraft under ExpressJet's own flight designator code subject to its ability to obtain facilities, such as gates and slots, and subject to ExpressJet's exclusive arrangement with us at our hubs or (iii) decline to fly the aircraft and cancel the related subleases with us. If ExpressJet elects not to terminate these subleases, the interest rate implicit in calculating the scheduled lease payments will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

Term of Agreement. The agreement expires on December 31, 2010; however, we may terminate the agreement at any time after January 1, 2006 upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the capacity purchase agreement. The services provided to ExpressJet by us include certain customer services such as ground handling and centralized services and infrastructure costs, including insurance, technology, accounting, legal, treasury, human resources and risk management. For providing these services, we charged ExpressJet approximately $22 million, $18 million, $42 million and $33 million for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively.

Note Receivable from ExpressJet. At June 30, 2002 we had a $396 million note receivable from ExpressJet. Accrued interest on the note is payable quarterly by ExpressJet until March 31, 2003, at which time principal and interest will be payable in quarterly installments of $27.9 million through March 31, 2007. The interest rate is fixed for each quarter at a rate equal to the three-month London interbank offered rate on the second business day prior to such quarter plus 1.25% per annum, subject to an aggregate cap of 3.50% in 2002, 5.35% in 2003 and 6.72% in 2004.

Leases. As of June 30, 2002, ExpressJet leased or subleased 174 of its aircraft under long-term operating leases from us (excluding 28 aircraft removed from service as discussed in Note 4). ExpressJet's sublease agreements with us have substantially the same terms as the lease agreements between us and the third-party lessors, and expire between 2002 and 2017. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on its payment obligations under its aircraft subleases with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the capacity purchase agreement by the amount of the defaulted payment.

ExpressJet's total rental expense for all non-aircraft operating leases with us was approximately $2 million, $2 million, $4 million and $4 million for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively. ExpressJet's total rental expense related to aircraft leases with us was approximately $49 million, $41 million, $96 million and $79 million for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively.

Deferred Taxes. In conjunction with Holdings' offering, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. This increase in basis has resulted in the utilization of a substantial amount of ExpressJet's state net operating loss carryovers and our federal and state net operating losses. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet will be required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We will not recognize for accounting purposes the benefit of the tax savings associated with ExpressJet's asset step-up until paid to us by ExpressJet due to the uncertainty of realization.

Other. So long as we are ExpressJet's largest customer, if it enters into an agreement with another major airline to provide regional airline services on a capacity purchase or other similar economic basis for 10 or more aircraft on terms and conditions that are in the aggregate less favorable to ExpressJet than the terms and conditions of the capacity purchase agreement, we will be entitled to amend our capacity purchase agreement to conform the terms and conditions of the capacity purchase agreement to the terms and conditions of the agreement with the other major airline.

NOTE 4 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table at June 30, 2002, our aircraft fleet consisted of 374 mainline jets, 158 regional jets and 20 turboprop aircraft. Our purchase commitments (orders) and aircraft options as of June 30, 2002 are also included in the table.
Aircraft Type	Total Aircraft	(a)	Owned	Leased	Orders	Options

777-200ER	18		6	12	-	3
767-400ER	16		14	2	-	-
767-200ER	10		9	1	-	2
757-300	4		4	-	11	11
757-200	41		13	28	-	-
737-900	12		8	4	3	12
737-800	77		22	55	38	35
737-700	36		12	24	15	24
737-500	66		15	51	-	-
737-300	59		11	48	-	-
MD-80	35		8	27	-	-
Mainline Jets	374		122	252	67	87

ERJ-145XR	-		-	-	104	100
ERJ-145	128		18	110	12	-
ERJ-135	30		-	30	-	-
Regional Jets	158		18	140	116	100

Total Jets	532		140	392

ATR-42-320	20		8	12	-	-

Total	552		148	404	183	187

  Excludes aircraft removed from service during any time period prior to June 30, 2002, but that continue to be owned by or under lease to us. These aircraft consist of 15 DC-10-30 aircraft, 18 MD-80 aircraft, six 737-300 aircraft, two 747-200 aircraft, two 727-200 aircraft, 18 EMB-120 turboprop aircraft and ten ATR-42 turboprop aircraft (42 of which are subject to leases).

In the first half of 2002, we took delivery of 20 Boeing jet aircraft, returned nine MD-80 aircraft to service and removed seven MD-80 aircraft from service. For the remainder of the year, we currently plan to return two MD-80 aircraft and three 737-300 aircraft to service and plan to remove from service five MD-80 aircraft, four 737-300 aircraft and one 737-500 aircraft (in conjunction with the expiration of their leases).

ExpressJet took delivery of 21 Embraer regional jet aircraft in the first half of 2002 and retired 13 turboprop aircraft. During the remainder of 2002, ExpressJet plans to take delivery of 30 additional Embraer regional jet aircraft (including the first Embraer long range aircraft) and retire from service 13 turboprop aircraft (eight of which are subject to leases). ExpressJet plans to retire all of its remaining turboprop aircraft by the first quarter of 2003.

As of June 30, 2002, the estimated aggregate cost of our firm commitments for 67 Boeing aircraft was approximately $2.6 billion. No additional deliveries of Boeing aircraft are planned until the fourth quarter of 2003. We do not have financing currently in place for these 67 aircraft, which are scheduled for delivery through 2008. In addition, at June 30, 2002, we had firm commitments for approximately $120 million to purchase 19 spare engines for these aircraft. These engines are deliverable through March 2005.

As of June 30, 2002, the estimated aggregate cost of ExpressJet's firm commitments for 116 Embraer regional jets was approximately $2.3 billion. In addition, as of June 30, 2002, ExpressJet expected to purchase 23 spare engines for approximately $68 million. These spare engines are deliverable through the first quarter of 2005. Neither we nor ExpressJet have any obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to us. Neither we nor ExpressJet have any financing currently in place for the 23 spare engines.

NOTE 5 - SPECIAL CHARGES

As a result of the continued weak revenue environment, we made a decision in the second quarter to permanently ground ExpressJet's leased turboprop aircraft and certain leased MD-80 aircraft. We accrued $37 million ($59 million before taxes) primarily related to lease payments past the dates the aircraft will be removed from service, which will occur in the next 12 months, as well as return condition and storage costs. We also performed an impairment assessment of our owned aircraft during the second quarter based on our revised cash flow forecasts that are reflective of the weak revenue environment. As a result of the impairment assessment, we concluded that the carrying values of our owned turboprop and MD-80 fleets were not recoverable and recorded an impairment charge of $59 million ($93 million before taxes) to reduce the carrying value of these aircraft to their estimated fair value.

In the first quarter of 2002, we recorded a fleet charge of $52 million ($83 million before taxes) in connection with the permanent grounding and retirement of our leased DC-10-30 fleet. The majority of the charge related to future commitments under noncancelable lease agreements past the dates the aircraft were permanently removed from service. The remainder of the accrual relates to costs expected to be incurred relating to the storage and return of these aircraft. Cash payments related to the accruals established under this charge totaled approximately $15 million during the first half of 2002.

As of June 30, 2002, 48 aircraft in our possession were permanently grounded, including 29 aircraft subject to leases. We plan to sell the 19 owned aircraft, which are being carried at an aggregate fair market value of $28 million and explore sublease opportunities for certain of the leased aircraft. The timing of the disposition of these aircraft is dependent upon the stabilization of the economic environment in the airline industry as well as our ability to find purchasers for the aircraft. We cannot predict when such stabilization will occur or if purchasers can be found, and it is possible that our assets could suffer additional impairment.

NOTE 6 - OTHER

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of our goodwill recorded on equity investments and routes, which are indefinite-lived intangible assets. This change will result in reduced expense of approximately $23 million on an annualized basis. SFAS 142 requires us to test routes for impairment annually, beginning in the first quarter of 2002. We performed the first of these impairment tests as of January 1, 2002 and determined that we did not have any impairment of our routes upon adoption based on our assessment of fair values.

Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization of routes, are shown below (in millions, except per share data).
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Reported net income	$ 42	$ 51
Route amortization, net of taxes	3	7
Adjusted net income	$ 45	$ 58

Basic earnings per share:
As reported	$0.77	$0.93
Route amortization, net of taxes	0.06	0.13
As adjusted	$0.83	$1.06

Diluted earnings per share:
As reported	$0.74	$0.91
Route amortization, net of taxes	0.05	0.12
As adjusted	$0.79	$1.03

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Effective January 1, 2002, we adopted SFAS 144, which had no effect on our results of operations.

In the second quarter of 2002, we filed our final application for a grant under the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). We recorded a charge of $8 million ($12 million before taxes) to write down our receivable from the U.S. government based on this final application. We received a grant of $30 million in cash in the second quarter and expect to receive the balance of the grant, $20 million, by September 30, 2002.

During the second quarter of 2002, we awarded our officers an aggregate of 444,750 shares of restricted stock to incentivize them to remain with Continental and guide it through the industry's recovery period. The restricted stock was awarded pursuant to our equity incentive plans and had a fair value on the grant date of $12.5 million ($28.10 per share). The restricted stock is scheduled to vest in 25% increments on the first four anniversaries of the grant. Compensation expense of $1.5 million related to the restricted stock was recognized in the second quarter of 2002.

In addition, in June of 2002, we granted stock options with respect to approximately six million shares of our common stock to approximately 400 management employees (including our officers) pursuant to our equity incentive plans at an exercise price of $15.78, which was the fair market value on the date of grant. The options have a weighted average remaining contractual life of five years, and approximately 3 million shares are currently exercisable. These options were granted to incentivize management to remain with Continental and guide it through the industry's recovery period. The total of all stock options outstanding after this grant is approximately 9.7% of total shares outstanding, assuming all stock options were exercised.

The closing price of our common stock on July 15, 2002 was $11.56 per share.

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

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2002 as compared to the corresponding periods ended June 30, 2001.

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

Revenue passenger miles and available seat miles were down quarter over quarter due to traffic declines and our reduced flight schedule since the events of September 11, 2001. Despite improving load factors, industry fare discounting has negatively impacted both yield and breakeven load factor quarter over quarter.

We incurred a consolidated net loss of $139 million for the three months ended June 30, 2002 as compared to producing consolidated net income of $42 million for the three months ended June 30, 2001. Included in the net loss is a fleet charge of $96 million ($152 million before taxes) primarily related to the impairment (owned aircraft) and accrual of lease exist costs (leased aircraft) of our MD-80 and turboprop fleets and an $8 million charge ($12 million before taxes) related to the write down of our receivable from the U.S. government related to the finalization of the Stabilization Act grant.

Passenger revenue decreased 14.8%, $358 million, during the quarter ended June 30, 2002 as compared to the same period in 2001, which was principally due to traffic and capacity declines and fare discounting following the September 11, 2001 terrorist attacks and the continuing weak economy.

Cargo, mail and other revenue decreased 4.4%, $6 million, in the second quarter of 2002 compared to the second quarter of 2001 primarily due to lower freight volumes and yield and new security restrictions that reduced mail volumes, partially offset by higher contract revenue.

Wages, salaries and related costs decreased 6.8%, $54 million, during the quarter ended June 30, 2002 as compared to the same period in 2001 primarily due to a reduction in the number of employees as a result of reduced flying, partially offset by higher wage rates.

Aircraft fuel expense decreased 27.2%, $95 million, in the three months ended June 30, 2002 as compared to the same period in the prior year. The average jet fuel price per gallon decreased 16.2% from 81.49 cents in the second quarter of 2001 to 68.27 cents in the second quarter of 2002. Jet fuel consumption decreased 14.7% principally reflecting decreased flight operations and the fuel efficiency of our younger fleet. During the second quarter of 2002 and 2001, we also recognized gains of approximately $6 million and $4 million, respectively, relating to our fuel hedging program, which is reflected in fuel expense.

Aircraft rentals increased 3.6%, $8 million, in the second quarter of 2002 compared to the second quarter of 2001, due to the delivery of new aircraft.

Landing fees and other rentals increased 4.6%, $7 million, in the three months ended June 30, 2002 as compared to the same period in the prior year primarily due to higher landing fees resulting from rate increases.

Maintenance, materials and repairs decreased 26.5%, $43 million, during the quarter ended June 30, 2002 as compared to the same period in 2001 primarily due to the replacement of older aircraft with new aircraft.

Depreciation and amortization expense increased 0.9%, $1 million, in the second quarter of 2002 compared to the second quarter of 2001 due principally to the addition of new owned aircraft and related spare parts, partially offset by the discontinuation of amortization of routes.

Reservations and sales decreased 18.5%, $23 million, in the three months ended June 30, 2002 as compared to the same period in 2001 primarily due to lower computer reservation system booking fees and credit card discount fees as a result of lower revenue.

Passenger servicing decreased 24.0%, $23 million, in the second quarter of 2002 compared to the second quarter of 2001 primarily due to a decrease in food costs and aircraft supplies resulting from fewer passengers.

Commission expense decreased 46.2%, $49 million in the second quarter of 2002 compared to the second quarter of 2001 due to lower revenue and the elimination of domestic base commissions.

In the second quarter of 2002, we recorded a fleet charge of $96 million ($152 million before taxes) primarily related to the impairment (owned aircraft) and accrual of lease exit costs (leased aircraft) of our MD-80 and turboprop fleets. See Note 5.

We recorded an $8 million charge ($12 million before taxes) related to the write down of our receivable from the U.S. government related to the finalization of the Stabilization Act grant. See Note 6.

Other operating expense decreased 1.7%, $5 million, in the three months ended June 30, 2002 as compared to the same period in the prior year, primarily as a result of decreases in outsourced services and other miscellaneous expenses resulting from reduced capacity, which was partially offset by increased insurance and security costs.

Interest expense increased 26.4%, $19 million, in the second quarter of 2002 compared to the second quarter of 2001 due to an increase in long-term debt primarily resulting from the purchase of new aircraft.

Interest income decreased 53.8%, $7 million, in the second quarter of 2002 compared to the second quarter of 2001 due to lower interest rates.

Other nonoperating income (expense) in the three months ended June 30, 2001, included foreign currency losses of $4 million, as well as net losses of $4 million related to the interest component of premiums paid on fuel hedges.

We are required to accrue income tax expense on our share of ExpressJet's net income after the initial public offering in all periods where we either consolidate their operations or account for our investment under the equity method of accounting. The accrual of this income tax expense reduced our tax benefit by approximately $3 million for the quarter ended June 30, 2002.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Revenue passenger miles and available seat miles were down year over year due to traffic declines and our reduced flight schedule since the events of September 11, 2001. Despite improving load factors, industry fare discounting has negatively impacted both yield and breakeven load factor year over year.

We incurred a consolidated net loss of $305 million and produced consolidated net income of $51 million for the six months ended June 30, 2002 and 2001, respectively. Included in the net loss is a fleet charge of $96 million ($152 million before taxes) primarily related to the impairment (owned aircraft) and accrual of lease exit costs (leased aircraft) of our MD-80 and turboprop fleets, an $8 million charge ($12 million before taxes) related to the write down of our receivable from the U.S. government related to the finalization of the Stabilization Act grant, and a fleet charge of $52 million ($83 million before taxes) related to the permanent grounding and retirement of our leased DC-10-30 fleet.

Passenger revenue decreased 16.8%, $792 million, during the six months ended June 30, 2002 as compared to the same period in 2001. The decrease was principally due to traffic and capacity declines and fare discounting following the September 11, 2001 terrorist attacks and the continuing weak economy.

Cargo, mail and other revenue decreased 10.6%, $30 million, during the six months ended June 30, 2002 as compared to the same period in 2001 primarily due to lower freight volumes and yield and new security restrictions that reduced mail volumes, partially offset by higher contract revenue.

Wages, salaries and related costs decreased 5.1%, $80 million, during the six months ended June 30, 2002 as compared to the same period in 2001, primarily due to a reduction in the number of employees as a result of reduced flying, partially offset by higher wage rates.

Aircraft fuel expense decreased 33.4%, $232 million, in the six months ended June 30, 2002 as compared to the same period in the prior year. The average price per gallon decreased 23.0% from 83.61 cents in the first six months of 2001 to 64.37 cents in the first six months of 2002. Jet fuel consumption decreased 15.5%, principally reflecting decreased flight operations and the fuel efficiency of our younger fleet. During the first six months of 2002 and 2001, we also recognized gains of approximately $6 million and $2 million, respectively, related to our fuel hedging program, which is reflected in fuel expense.

Aircraft rentals increased 5.0%, $22 million, during the six months ended June 30, 2002 as compared to the same period in 2001, due to the delivery of new aircraft.

Landing fees and other rentals increased 9.2%, $27 million, in the six months ended June 30, 2002 as compared to the same period in the prior year primarily due to higher landing fees resulting from rate increases and higher facilities rent (partially attributable to the completion of a portion of the Global Gateway project at Newark International Airport).

Maintenance, materials and repairs decreased 28.0%, $90 million, during the six months ended June 30, 2002 as compared to the same period in the prior year primarily due to the replacement of older aircraft with new aircraft.

Depreciation and amortization expense increased 4.2%, $9 million, in the first six months of 2002 compared to the same period in 2001 primarily due to the addition of new owned aircraft and related spare parts, partially offset by the discontinuation of amortization of routes.

Reservations and sales expense decreased 19.4%, $49 million, in the first six months of 2002 compared to the same period in 2001 primarily due to lower computer reservation system booking fees and credit card discount fees as a result of lower revenue.

Passenger servicing decreased 19.8%, $37 million, during the six months ended June 30, 2002 as compared to the same period in 2001 primarily due to a decrease in food costs and aircraft supplies resulting from fewer passengers.

Commission expense decreased 41.8%, $92 million, during the six months ended June 30, 2002 as compared to the same period in 2001 due to lower revenue and the elimination of domestic base commissions.

In the second quarter of 2002, we recorded a fleet charge of $96 million ($152 million before taxes) primarily related to the impairment (owned aircraft) and accrual of lease exit costs (leased aircraft) of our MD-80 and turboprop fleets. In the first quarter of 2002, we recorded a fleet charge of $52 million ($83 million before taxes) in connection with the permanent grounding and retirement of our leased DC-10-30 fleet. See Note 5.

We recorded a $12 million charge related to the write down of our receivable from the U.S. government related to the finalization of the Stabilization Act grant. See Note 6.

Other operating expense decreased 5.4%, $33 million, in the six months ended June 30, 2002 as compared to the same period in the prior year, primarily as a result of decreases in outsourced services and other miscellaneous expenses resulting from reduced capacity, which was partially offset by increased insurance and security costs.

Interest expense increased 20.1%, $29 million, in the six months ended June 30, 2002 compared to the same period in the prior year due to an increase in long-term debt primarily resulting from the purchase of new aircraft.

Interest income decreased 60.7%, $17 million, in the first half of 2002 compared to the first half of 2001 due to lower interest rates.

Other nonoperating income (expense) in the six months ended June 30, 2001 included our equity in the net losses of certain investments of $6 million, foreign currency losses of $4 million and net losses of $9 million related to the interest component of premiums paid on fuel hedges.

Certain Statistical Information

An analysis of statistical information for Continental's jet operations, excluding regional jet operations except as otherwise noted, for the periods indicated is as follows:
	Three Months Ended	Net
	June 30,	Increase/
	2002	2001	(Decrease)

Revenue passengers (thousands)	10,727	12,256	(12.5)%
Revenue passenger miles (millions) (1)	15,486	17,053	(9.2)%
Available seat miles (millions) (2)	20,573	22,813	(9.8)%
Cargo ton miles (millions)	224	245	(8.6)%
Passenger load factor (3)	75.3%	74.8%	0.5 pts.
Consolidated passenger load factor (4)	74.6%	74.3%	0.3 pts.
Consolidated breakeven passenger load factor (4)(5)(6)	76.9%	71.2%	5.7 pts.
Passenger revenue per available seat mile (cents)	8.82	9.52	(7.4)%
Total revenue per available seat mile (cents)	9.68	10.28	(5.8)%
Operating cost per available seat mile (cents) (6)	9.12	9.41	(3.1)%
Average yield per revenue passenger mile (cents) (7)	11.71	12.73	(8.0)%
Average price per gallon of fuel, excluding fuel taxes (cents)	68.27	81.49	(16.2)%
Average price per gallon of fuel, including fuel taxes (cents)	72.34	85.71	(15.6)%
Fuel gallons consumed (millions)	332	389	(14.7)%
Average fare per revenue passenger	$169.11	$177.14	(4.5)%
Average daily utilization of each aircraft (hours) (8)	9:41	10:53	(11.0)%
Actual aircraft in fleet at end of period (9)	374	377	(0.8)%
Average length of aircraft flight (miles)	1,230	1,193	3.1%

(continued on next page)

	Six Months Ended	Net
	June 30,	Increase/
	2002	2001	(Decrease)

Revenue passengers (thousands)	20,784	23,476	(11.5)%
Revenue passenger miles (millions) (1)	29,518	32,167	(8.2)%
Available seat miles (millions) (2)	39,525	44,271	(10.7)%
Cargo ton miles (millions)	432	498	(13.3)%
Passenger load factor (3)	74.7%	72.7%	2.0 pts.
Consolidated passenger load factor (4)	73.8%	72.0%	1.8 pts.
Consolidated breakeven passenger load factor (4)(5)(6)	79.7%	70.3%	9.4 pts.
Passenger revenue per available seat mile (cents)	8.79	9.63	(8.7)%
Total revenue per available seat mile (cents)	9.66	10.44	(7.5)%
Operating cost per available seat mile (cents) (6)	9.38	9.65	(2.8)%
Average yield per revenue passenger mile (cents) (7)	11.77	13.26	(11.2)%
Average price per gallon of fuel, excluding fuel taxes (cents)	64.37	83.61	(23.0)%
Average price per gallon of fuel, including fuel taxes (cents)	68.51	88.09	(22.2)%
Fuel gallons consumed (millions)	640	757	(15.5)%
Average fare per revenue passenger	$167.22	$181.68	(8.0)%
Average daily utilization of each aircraft (hours) (8)	9:36	10:49	(11.3)%
Actual aircraft in fleet at end of period (9)	374	377	(0.8)%
Average length of aircraft flight (miles)	1,203	1,179	2.0%

We have entered into block-space arrangements with certain other carriers whereby one or both of us is obligated to purchase capacity on the other. The table above does not include the statistics for our capacity that has been purchased by another carrier.

__________________

  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Includes aircraft operated by ExpressJet.
  The percentage of seats that must be occupied by revenue passengers in order for us to breakeven on a net income basis, excluding nonrecurring charges and other special items.
  Excludes fleet disposition/impairment losses of $152 million for the three months ended June 30, 2002 and $235 million for the six months ended June 30, 2002 and Stabilization Act grant adjustment of $12 million for the three and six months ended June 30, 2002.
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft removed from service during any time prior to June 30, 2002 or 2001, as applicable, but that continue to be owned by or under lease to us. The June 30, 2002 fleet count excludes 15 DC-10-30 aircraft, 18 MD-80 aircraft, six 737-300 aircraft, two 747-200 aircraft and two 727-200 aircraft. The June 30, 2001 fleet count excludes six DC-10-30 aircraft, four DC-10-30 aircraft subleased to a third party, two 747-200 aircraft and two 727-200 aircraft.

LIQUIDITY AND CAPITAL COMMITMENTS

As of June 30, 2002, we had $1.3 billion in cash, cash equivalents and short-term investments, including $131 million of cash at ExpressJet. Cash flows used in operations for the six months ended June 30, 2002 were $26 million. Cash flows used in investing activities, primarily capital expenditures and purchase of short-term investments, were $428 million for the six months ended June 30, 2002. Cash flows provided by financing activities, primarily from the sale of Holdings stock and the issuance of long-term debt, partially offset by the payment of debt, were $499 million for the six months ended June 30, 2002.

Based on current information and trends (including currently anticipated unit costs), we expect to incur a significant loss for the full year 2002.

Together with our subsidiaries, we received $30 million in cash in the second quarter of 2002 and expect to receive the balance of the grant under the Stabilization Act, $20 million, by September 30, 2002.

We do not currently have any lines of credit, but have unencumbered assets, consisting primarily of spare parts, with a net book value in excess of $1.0 billion at June 30, 2002 which could be pledged in connection with future financings.

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

In April 2002, we received net proceeds of $447 million from ExpressJet's initial public offering. The sale of Holdings' shares and our shares in the offering was accounted for as a capital transaction resulting in a $291 million increase in additional paid-in capital and a $175 million increase in tax liabilities. We contributed $150 million of our proceeds to our defined benefit pension plan and used the remainder of our proceeds for general corporate purposes.

In connection with the offering, our ownership of Holdings fell to 53.1 percent. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we may sell additional shares of Holdings common stock in the future. Under our lock-up agreement with the underwriters of the initial public offering, no such sale could occur prior to October 2002 without the consent of the underwriters. Our capacity purchase agreement with ExpressJet provides that we purchase in advance all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. If we sold sufficient stock of Holdings to stop consolidating the results of ExpressJet for accounting purposes, we would expect diluted cash flows due to our payments under the capacity purchase agreement and lower earnings due to the targeted operating margin under the capacity purchase agreement with ExpressJet. For example, for the six months ended June 30, 2002, our pre-tax loss of approximately $447 million included pre-tax income for ExpressJet of approximately $67 million.

Aircraft and Facilities Financing. In March 2002, we completed the public offering of $329 million of pass-through certificates along with the private placement of $146 million of pass-through certificates to be funded upon the delivery of each aircraft. The proceeds were used to finance the acquisition cost of seven new aircraft delivered in the first half of 2002.

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 4.

Our net capital expenditures during the six months ended June 30, 2002, including purchase deposits paid and refunded, were $288 million. For the remainder of the year, we expect capital expenditures for fleet (including purchase deposit activity) and non-fleet (primarily relating to software application and automation infrastructure projects, aircraft modifications, passenger terminal facility improvements and office, maintenance, telecommunications and ground equipment) to be $137 million.

Capacity Purchase Commitments.   Our payments to ExpressJet under the capacity purchase agreement totaled $980 million in 2001 and $535 million in the first six months of 2002. Our future payments under the capacity purchase agreement are dependent on numerous variables, and therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. However, if we changed the utilization of ExpressJet's aircraft, we would also change the number of available seat miles on ExpressJet's flights and the revenue that we generate by selling those seats. Any decision by us to change the utilization of ExpressJet's aircraft (or to remove aircraft from the capacity purchase agreement) would be made by determining the net effect of such change on our income and cash flow, taking into account not only our cash commitment to ExpressJet but also our expected revenue from ExpressJet's flights.

Set forth below are estimates of our future minimum noncancellable commitments under the capacity purchase agreement. These estimates of our future minimum noncancellable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (i) that ExpressJet's aircraft deliveries continue as scheduled through July 2004, (ii) an annual inflation rate of 2% beginning in 2005 (contracted rates through 2004), (iii) a fuel rate of 66 cents per gallon, (iv) that we exercise our rights to terminate the capacity purchase agreement at the earliest possible date permitted under the contract, (v) that prior to termination we exercise our rights to remove as many aircraft as quickly as contractually permitted from the capacity purchase agreement, (vi) an average daily utilization rate of 8.4 hours, and (vii) controllable cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet. As a result, our future minimum noncancellable commitments under the capacity purchase agreement are estimated as follows (in millions):

July 1, 2002 through December 31, 2002	$ 459
2003	1,104
2004	1,180
2005	1,049
2006	529
Total	$4,321

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancellable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earlier possible date). In addition, our actual minimum noncancellable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% change in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2003 would result in a change in cash obligations under the capacity purchase agreement of approximately 8% or $91 million.

Deferred Taxes. As of December 31, 2001, we had a net deferred tax liability of $518 million including gross deferred tax assets aggregating $976 million, $532 million related to net operating losses ("NOLs"), and a valuation allowance of $245 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders by more than 50 percentage points over a three-year period. If an ownership change occurred, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 5.01% for June 2002). Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by any built-in gains in assets held at the time of the change that we recognize in the five-year period after the change. Under current conditions, if an ownership change occurred, our annual NOL utilization would be limited to approximately $49 million per year, excluding any future built-in gain transactions.

In conjunction with Holdings' offering, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. This increase in basis has resulted in the utilization of a substantial amount of ExpressJet's state net operating loss carryovers and our federal and state net operating losses. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet will be required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We will not recognize for accounting purposes the benefit of the tax savings associated with ExpressJet's asset step-up until paid to us by ExpressJet due to the uncertainty of realization.

Employees. A collective bargaining agreement between us and our mechanics (who are represented by the International Brotherhood of Teamsters ("Teamsters")) became amendable in January 2002, and additional agreements between each of us and ExpressJet and our respective pilots (who are represented by the Air Line Pilots Association International ("ALPA")) are amendable in October 2002. In addition, collective bargaining agreements between our wholly owned subsidiary, Continental Micronesia, Inc. ("CMI"), and its mechanics and fleet and passenger service employees (represented by the Teamsters) became amendable in March 2001. Negotiations were deferred due to the continuing economic uncertainty following the September 11, 2001 terrorist attacks. Negotiations recommenced with the Teamsters in the first quarter of 2002. The parties jointly requested mediation assistance from the National Mediation Board, and will resume negotiations with a mediator on July 19, 2002. Negotiations commenced with ALPA on July 16, 2002.

Outlook. Based on current information and trends (including currently anticipated unit costs), we expect to incur a significant loss for the full year 2002. Although load factors have improved, they have done so against significantly reduced capacity. The reduced capacity, coupled with the fact that many of our costs are fixed in the intermediate to long term, will continue to drive higher unit costs. Cost per available seat mile for 2002 is expected to increase 1%, holding fuel rate constant, as compared to 2001. We expect to reduce commission expense by approximately $100 million on an annual basis as a result of changes to our commission structure. Business traffic in most markets continues to be weak, and carriers continue to offer reduced fares to attract passengers, which lowers our passenger revenue and yields and raises our breakeven load factor. We cannot predict if or when business traffic or yields will increase.

We believe that our costs are likely to be affected in the future by (i) increased expenses as a result of the targeted operating margin under the capacity purchase agreement as well as capacity purchase payments if and when we deconsolidate (see Note 3), (ii) higher aircraft ownership costs as new aircraft are delivered, (iii) higher wages, salaries, benefits and related costs as we reach new union agreements, partially offset by savings realized through employee furloughs, company-offered leaves of absence, retirements and cancellation of open positions, (iv) changes in the costs of materials and services (in particular, the cost of fuel, which can fluctuate significantly in response to global market conditions, and insurance and security costs, which have already increased significantly since the September 11, 2001 terrorist attacks), (v) changes in distribution costs and structure, (vi) changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including landing fees and new security requirements, (vii) changes in our fleet and related capacity and (viii) our continuing efforts to reduce costs throughout our operations, including reduced maintenance costs for new aircraft, reduced distribution expense from using electronic ticketing and the internet for bookings, reduced capital spending, and continuing to remove non-value added costs from the system. However, the precise impact of these items is not known at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2001 10-K except as follows:

Our results of operations are significantly impacted by changes in the price of aircraft fuel. Aircraft fuel accounted for 11.9%, 14.4%, 10.9%, and 14.5% of our operating expenses (excluding fleet disposition/impairment losses and Stabilization Act grant adjustment) for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively. From time to time, we enter into petroleum call options, petroleum swap contracts and jet fuel purchase commitments to provide short-term protection (generally three to nine months) against a sharp increase in jet fuel prices. Our fuel hedging strategy may limit our ability to benefit from certain fuel price declines. As of June 30, 2002, we had hedged approximately 50% of our remaining 2002 projected fuel requirements using petroleum call options. We had no fuel hedges in place as of June 30, 2001. We estimate that a 10% increase in the price per gallon of aircraft fuel would increase the fair value of petroleum call options existing at June 30, 2002 by $14.5 million.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on April 17, 2002. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack, Jr.	51,953,497	37,642
Gordon M. Bethune	49,188,376	2,802,763
David Bonderman	51,680,983	310,156
Kirbyjon H. Caldwell	51,952,880	38,259
Patrick Foley	51,813,243	177,896
Lawrence W. Kellner	49,190,505	2,800,634
Douglas H. McCorkindale	51,956,528	34,611
George G. C. Parker	51,957,982	33,157
Richard W. Pogue	51,939,695	51,444
William S. Price III	51,825,274	165,865
Donald L. Sturm	51,814,637	176,502
Karen Hastie Williams	51,705,849	285,290
Charles A. Yamarone	51,954,490	36,649

A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

50,169,286	1,797,723	24,130	-

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.1	Letter agreement dated April 9, 2002 between Continental Airlines, Inc. ("Continental") and Gordon M. Bethune.
10.2	Letter agreement dated April 9, 2002 between Continental and Lawrence W. Kellner.
10.3	Letter agreement dated April 9, 2002 between Continental and C.D. McLean.
10.4	Letter agreement dated April 9, 2002 between Continental and Jeffery A. Smisek.
10.5	Letter agreement dated April 9, 2002 between Continental and Michael H. Campbell.
10.6	Special Bonus Program for Key Management for the First Quarter of 2002.
10.7	Special Bonus Program for Key Management for the Second, Third and Fourth Quarters of 2002.
10.8	Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended and restated through April 9, 2002.
10.9	Form of Restricted Stock Agreement pursuant to the Continental Airlines, Inc. 1997 Stock Incentive Plan.
10.10	Form of Restricted Stock Agreement pursuant to the Continental Airlines, Inc. 1998 Stock Incentive Plan.
10.11	Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002.
10.12	Supplemental Agreement No. 9 to Purchase Agreement No. 2061 between Continental and The Boeing Company ("Boeing") and relating to the purchase of Boeing 777 aircraft, dated June 25, 2002.

(b) Reports on Form 8-K:

    Report dated March 25, 2002, reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with the report, which included the incorporation of certain documents by reference as they relate to our offering of Class G-1 and Class G-2 Pass Through Certificates, Series 2002-1.

Report dated April 1, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our March 2002 performance.

  Report dated April 16, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included certain forward-looking information and certain statistical information.

Report dated May 1, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our April 2002 performance.

  Report dated May 22, 2002, reporting Item 9. "Regulation FD Disclosure". No financial statements were furnished with this report, which included exhibits related to data being presented by some of its executive officers at a conference, including certain forward-looking information.

  Report dated June 3, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our May 2002 performance and our estimated consolidated breakeven load factor for June 2002.

  Report dated June 10, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included certain forward-looking information and certain statistical information.

  Report dated June 11, 2002, reporting Item 9. "Regulation FD Disclosure". No financial statements were furnished with this report, which included exhibits related to data being presented by some of its executive officers at a conference, including certain forward-looking information.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
(Registrant)

Date: July 18, 2002	by: /s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
(On behalf of Registrant)

Date: July 18, 2002	by: /s/ Chris Kenny
Chris Kenny
Staff Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

10.1	Letter agreement dated April 9, 2002 between Continental Airlines, Inc. ("Continental") and Gordon M. Bethune.
10.2	Letter agreement dated April 9, 2002 between Continental and Lawrence W. Kellner.
10.3	Letter agreement dated April 9, 2002 between Continental and C.D. McLean.
10.4	Letter agreement dated April 9, 2002 between Continental and Jeffery A. Smisek.
10.5	Letter agreement dated April 9, 2002 between Continental and Michael H. Campbell.
10.6	Special Bonus Program for Key Management for the First Quarter of 2002.
10.7	Special Bonus Program for Key Management for the Second, Third and Fourth Quarters of 2002.
10.8	Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended and restated through April 9, 2002.
10.9	Form of Restricted Stock Agreement pursuant to the Continental Airlines, Inc. 1997 Stock Incentive Plan.
10.10	Form of Restricted Stock Agreement pursuant to the Continental Airlines, Inc. 1998 Stock Incentive Plan.
10.11	Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002. (1)
10.12	Supplemental Agreement No. 9 to Purchase Agreement No. 2061 between Continental and The Boeing Company ("Boeing") and relating to the purchase of Boeing 777 aircraft, dated June 25, 2002. (1)

  __________________________

  (1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.