Form 10-Q
period 2002-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2002-10-17
CIK 319687

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of October 14, 2002, 65,763,337 shares of Class B common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Operating Revenue:
Passenger	$2,036	$2,100	$5,970	$6,826
Cargo, mail and other	142	123	394	405
	2,178	2,223	6,364	7,231
Operating Expenses:
Wages, salaries and related costs	743	779	2,220	2,337
Aircraft fuel	276	322	738	1,016
Aircraft rentals	227	230	687	667
Landing fees and other rentals	163	139	484	433
Maintenance, materials and repairs	119	142	351	464
Depreciation and amortization	112	120	329	336
Reservations and sales	91	107	294	359
Passenger services	78	89	228	276
Commissions	47	87	174	307
Other	276	301	860	916
Fleet disposition, impairment and other special charges	-	63	242	63
Stabilization Act compensation	-	(243)	12	(243)
	2,132	2,136	6,619	6,931

Operating Income (Loss)	46	87	(255)	300

Nonoperating Income (Expense):
Interest expense	(91)	(75)	(265)	(219)
Interest capitalized	8	13	28	43
Interest income	6	10	18	38
Other, net	4	(23)	-	(51)
	(73)	(75)	(219)	(189)
Income (Loss) before Income Taxes and Minority Interest	(27)	12	(474)	111
Income Tax Benefit (Expense)	2	(7)	157	(51)
Minority Interest	(10)	-	(18)	-
Distributions on Preferred Securities of Trust, net of applicable income taxes of $1, $1, $4 and $4, respectively	(2)	(2)	(7)	(6)

Net Income (Loss)	$ (37)	$ 3	$ (342)	$ 54

Earnings (Loss) per Share:
Basic	$(0.58)	$ 0.06	$(5.36)	$ 0.99
Diluted	$(0.58)	$ 0.05	$(5.36)	$ 0.97

Shares Used for Computation:
Basic	64.3	54.9	63.9	54.7
Diluted	64.3	55.4	63.9	55.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	September 30,	December 31,	September 30,
ASSETS	2002	2001	2001
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,194	$1,132	$1,201
Short-term investments	110	-	-
Accounts receivable, net	460	404	455
Spare parts and supplies, net	265	272	290
Deferred income taxes	160	192	167
Prepayments and other	144	144	139
Total current assets	2,333	2,144	2,252

Property and Equipment:
Owned property and equipment:
Flight equipment	6,787	5,592	5,371
Other	1,227	1,092	1,049
	8,014	6,684	6,420
Less: Accumulated depreciation	1,530	1,249	1,159
	6,484	5,435	5,261

Purchase deposits for flight equipment	285	454	540

Capital leases:
Flight equipment	118	223	226
Other	266	234	223
	384	457	449
Less: Accumulated amortization	112	193	187
	272	264	262
Total property and equipment	7,041	6,153	6,063

Routes, net	684	684	693
Airport operating rights, net	331	349	355
Prepaid and intangible pension assets	148	148	132
Investments in unconsolidated subsidiaries	78	71	83
Other assets	249	242	228

Total Assets	$10,864	$9,791	$9,806

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2002	2001	2001
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 449	$ 355	$ 349
Accounts payable	885	1,008	988
Air traffic liability	1,038	1,014	1,124
Accrued payroll	318	278	333
Accrued other liabilities	348	291	290
Total current liabilities	3,038	2,946	3,084

Long-Term Debt and Capital Leases	5,133	4,198	4,092

Deferred Income Taxes	715	710	857

Accrued Pension Liability	260	282	-

Other	347	251	278

Commitments and Contingencies

Minority Interest	(3)	-	-

Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures issued by Continental	243	243	243

Redeemable preferred stock of subsidiary	5	-	-

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 90,245,640, 88,617,001 and 80,522,042 shares issued as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively	1	1	1
Additional paid-in capital	1,383	1,069	885
Retained earnings	1,019	1,361	1,510
Accumulated other comprehensive loss	(137)	(130)	(4)
Treasury stock - 25,442,529 Class B shares as of September 30, 2002, December 31, 2001 and September 30, 2001, at cost	(1,140)	(1,140)	(1,140)
Total stockholders' equity	1,126	1,161	1,252
Total Liabilities and Stockholders' Equity	$10,864	$9,791	$ 9,806

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net cash provided by (used in) operating activities	$ 13	$ 252	$ (13)	$ 643

Cash Flows from Investing Activities:
Capital expenditures	(66)	(146)	(483)	(435)
Purchase deposits paid in connection with future aircraft deliveries	(16)	(179)	(59)	(407)
Purchase deposits refunded in connection with aircraft delivered	20	164	192	252
Sale (purchase) of short-term investments	24	-	(110)	24
Other	(17)	14	(23)	2
Net cash used in investing activities	(55)	(147)	(483)	(564)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	180	221	396	421
Proceeds from sale of ExpressJet Holdings stock, net	-	-	447	-
Payments on long-term debt and capital lease obligations	(127)	(145)	(302)	(273)
Purchase of Class B common stock	-	-	-	(451)
Proceeds from issuance of Class B common stock	6	13	19	64
Other	-	(1)	(2)	(10)
Net cash provided by (used in) financing activities	59	88	558	(249)

Net Increase (Decrease) in Cash and Cash Equivalents	17	193	62	(170)

Cash and Cash Equivalents - Beginning of Period	1,177	1,008	1,132	1,371

Cash and Cash Equivalents - End of Period	$1,194	$1,201	$1,194	$1,201

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ -	$ 253	$ 908	$ 529
Capital lease obligations incurred	$ 8	$ 15	$ 26	$ 84

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. All intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its subsidiaries.

Certain reclassifications have been made in the prior year and the current year-to-date financial statements to conform to the presentation for the three months ended September 30, 2002.

NOTE 1 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computations of basic and diluted earnings (loss) per share (in millions):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$ (37)	$ 3	$ (342)	$ 54

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	64.3	54.9	63.9	54.7

Effect of dilutive securities:
Employee stock options	-	0.5	-	0.8
Other	-	-	-	0.1
Dilutive potential common shares	-	0.5	-	0.9

Denominator for diluted earnings (loss) per share - adjusted weighted-average and assumed conversions	64.3	55.4	63.9	55.6

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

We include in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments, which we use from time to time to reduce the risk in fluctuations of fuel prices and some foreign currencies, each of which qualify for hedge accounting. During the third quarter of 2002 and 2001, total comprehensive income (loss) amounted to $(38) million and $(14) million, respectively. For the nine months ended September 30, 2002 and 2001, total comprehensive income (loss) amounted to $(349) million and $37 million, respectively. For all periods presented, the significant differences between net income (loss) and total comprehensive income (loss) were attributable to changes in the fair value of derivative financial instruments.

NOTE 3 - EXPRESSJET INITIAL PUBLIC OFFERING AND CAPACITY PURCHASE AGREEMENT

Initial Public Offering

In April 2002, ExpressJet Holdings, Inc. ("Holdings"), our then wholly owned subsidiary and the sole stockholder of ExpressJet Airlines, Inc. ("ExpressJet") which operates as "Continental Express", sold 10 million shares of its common stock in an initial public offering and used the net proceeds to repay $147 million of ExpressJet's indebtedness to us. In addition, we sold 20 million of our shares of Holdings common stock in the offering for net proceeds of $300 million. The sale of Holdings' shares and our shares in the offering was accounted for as a capital transaction resulting in a $291 million increase in additional paid-in capital and a $175 million increase in tax liabilities. We contributed $150 million of our proceeds to our defined benefit pension plan and used the remainder of our proceeds for general corporate purposes.

In connection with the offering, our ownership of Holdings fell to 53.1 percent. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we may sell some or all of our shares of Holdings common stock in the future. When our ownership of Holdings falls below 50%, we will deconsolidate Holdings from our financial statements.

Prior to the offering and in connection with an internal reorganization by Holdings, a subsidiary of Holdings issued non-voting preferred stock which has a liquidation preference of $5 million, is mandatorily redeemable in 2012, and is callable beginning in 2005. The preferred stock was sold to a non-affiliated third party for a note in the original principal amount of $5 million and is included on our balance sheet as redeemable preferred stock of subsidiary.

Capacity Purchase Agreement with ExpressJet

General. Effective January 1, 2001, we implemented a capacity purchase agreement with ExpressJet. Under the capacity purchase agreement, ExpressJet currently flies all of its aircraft on our behalf, and we handle scheduling, ticket prices and seat inventories for these flights. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay them for each scheduled block hour based on an agreed formula. ExpressJet recognizes revenue based on the compensation it earns from us for providing capacity. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. The payments made to ExpressJet under the agreement are eliminated in our consolidated financial statements.

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

    Fully-reconciled costs. Actual costs incurred plus a 10% margin on fuel, aircraft rent, terminal facility rent, depreciation and amortization, on-time bonuses, 401(k) contributions, taxes other than income taxes, passenger liability insurance, hull and war risk insurance, landing fees, administrative and ground handling services provided by us, and regional jet engine maintenance expenses under long-term third party contracts.
    Costs within the margin band. Forecasted costs plus a 10% margin on those costs implicit in the block hour rates (irrespective of actual costs incurred) on maintenance, materials, repairs, passenger facilities, other rentals, and other operating expenses not included in (i) above. However, if ExpressJet's actual expenses in this category are sufficiently different from the forecasts implicit in the block hour rates so that its total operating margin -- excluding the effects of the costs in category (iii) below as well as unanticipated changes in its depreciation expense, any performance incentive payments, controllable cancellations, litigation costs and other costs that are not included in the block hour rates and are not reasonable and customary in the industry -- is either below 8.5% or above 11.5% calculated on a quarterly basis, then the overall revenue will be adjusted upward or downward to result in an 8.5% or 11.5% margin as applicable.
    Unreconciled costs. Forecasted costs plus a 10% margin on those costs implicit in the block hour rates (irrespective of actual costs incurred) on wages and salaries, and benefits not included in categories (i) and (ii).

Our payments to ExpressJet under the capacity purchase agreement totaled $980 million in 2001 and $805 million and $756 million in the first nine months of 2002 and 2001, respectively. Such amounts are eliminated in the accompanying consolidated financial statements because we consolidate ExpressJet. Our future payments under the capacity purchase agreement are dependent on numerous variables, and therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. However, if we changed our utilization of ExpressJet's aircraft, we would also change the number of available seat miles on ExpressJet's flights and the revenue that we generate by selling those seats. Any decision by us to change the utilization of ExpressJet's aircraft (or to remove aircraft from the capacity purchase agreement) would be made by determining the net effect of such change on our income and cash flow, taking into account not only our cash commitment to ExpressJet but also our expected revenue from ExpressJet's flights.

Set forth below are estimates of our future minimum noncancellable commitments under the capacity purchase agreement. These estimates of our future minimum noncancellable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (i) that ExpressJet's aircraft deliveries continue as scheduled through July 2004, (ii) an annual inflation rate of 2% beginning in 2005 (contracted rates through 2004), (iii) a fuel rate of 66 cents per gallon, (iv) that we exercise our rights to terminate the capacity purchase agreement at the earliest possible date permitted under the contract, (v) that prior to termination we exercise our rights to remove as many aircraft as quickly as contractually permitted from the capacity purchase agreement, (vi) an average daily utilization rate of 7.6 hours for the fourth quarter of 2002 and full year 2003, and 8.4 hours for 2004 through 2006, and (vii) controllable cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet. Based on these assumptions, our future minimum noncancellable commitments under the capacity purchase agreement are estimated as follows (in millions):

October 1, 2002 through December 31, 2002	$ 222
2003	1,030
2004	1,180
2005	1,049
2006	529
Total	$4,010

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancellable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancellable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2003 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreement of approximately 7% or $70 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that ExpressJet's rate of controllable cancellations, such as those due to maintenance or crew shortages, is less than its historical controllable cancellation rate, ExpressJet will be entitled to additional payments. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for first flights of a day departing on time and baggage handling performance.

Under the agreement and a related fuel purchase agreement, ExpressJet's fuel costs are capped at 61.1 cents per gallon in 2002 and 66.0 cents per gallon thereafter. We will absorb any of ExpressJet's fuel costs in excess of these costs.

If a change of control (as defined in the agreement) of ExpressJet occurs without our consent, the block hour rates that we will pay under the agreement will be reduced by an amount approximately equal to the operating margin built into the rates.

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

Capacity and Fleet Matters. The agreement covers all of ExpressJet's existing fleet, as well as the 104 Embraer regional jets subject to firm orders at September 30, 2002. Under the capacity purchase agreement, beginning July 1, 2003, we have the right to reduce the number of ExpressJet's aircraft covered by the contract upon 12 months' notice, resulting in the earliest effective date for capacity reduction of July 1, 2004. Under the agreement, we are entitled to decline capacity with respect to (a) any regional jets subject to firm orders that have not been delivered before the effective date of the reduction in capacity and (b) up to 25% over any rolling three-year period of ExpressJet's delivered regional jets. If we remove aircraft from the terms of the agreement, ExpressJet will have the option to (i) fly the released aircraft for another airline (subject to its ability to obtain facilities, such as gates and slots, and subject to its exclusive arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (ii) fly the aircraft under ExpressJet's own flight designator code subject to its ability to obtain facilities, such as gates and slots, and subject to ExpressJet's exclusive arrangement with us respecting our hubs or (iii) decline to fly the aircraft and cancel the related subleases with us. If ExpressJet does not cancel the aircraft subleases, the interest rate used to calculate the scheduled lease payments will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

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

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the capacity purchase agreement. The services provided to ExpressJet by us include certain customer services such as ground handling and centralized services and infrastructure costs, including insurance, technology, accounting, legal, treasury, human resources and risk management. For providing these services, we charged ExpressJet approximately $22 million, $17 million, $64 million and $51 million for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively.

Note Receivable from ExpressJet. At September 30, 2002 we had a $376 million note receivable from ExpressJet. Accrued interest on the note is payable quarterly by ExpressJet until March 31, 2003, at which time principal and interest will be payable in quarterly installments of $27.9 million. We anticipate that the final payment will be made on September 30, 2006. The interest rate is fixed for each quarter at a rate equal to the three-month London interbank offered rate on the second business day prior to such quarter plus 1.25% per annum, subject to an aggregate cap of 3.50% in 2002, 5.35% in 2003 and 6.72% in 2004. There are no such caps after 2004. The note receivable is eliminated in the accompanying consolidated financial statements.

Leases. As of September 30, 2002, ExpressJet leased or subleased 179 of its aircraft under long-term operating leases from us. ExpressJet's sublease agreements with us have substantially the same terms as the lease agreements between us and the lessors, and expire between 2002 and 2019. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on its payment obligations under its aircraft subleases with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the capacity purchase agreement by the amount of the defaulted payment. ExpressJet's total rental expense related to all leases with us was approximately $52 million, $45 million, $150 million and $126 million for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively. These amounts are eliminated in the accompanying consolidated financial statements.

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

NOTE 4 - AIRCRAFT PURCHASE COMMITMENTS

As shown in the following table at September 30, 2002, our aircraft fleet consisted of 366 mainline jets, 170 regional jets and 12 turboprop aircraft. Our purchase commitments (orders) and aircraft options as of September 30, 2002 are also included in the table.
Aircraft Type	Total Aircraft	(a)	Owned	Leased	Orders	Options

777-200ER	18		6	12	-	3
767-400ER	16		14	2	-	-
767-200ER	10		9	1	-	2
757-300	4		4	-	11	11
757-200	41		13	28	-	-
737-900	12		8	4	3	12
737-800	77		22	55	38	35
737-700	36		12	24	15	24
737-500	65		15	50	-	-
737-300	57		12	45	-	-
MD-80	30		8	22	-	-
Mainline Jets	366		123	243	67	87

ERJ-145XR	-		-	-	104	100
ERJ-145	140		18	122	-	-
ERJ-135	30		-	30	-	-
Regional Jets	170		18	152	104	100

Total Jets	536		141	395	171	187

ATR-42-320	12		6	6	-	-

Total	548		147	401	171	187
  Excludes 78 aircraft removed from service during any time period prior to September 30, 2002, but that continue to be owned by or under lease to us. See Note 6.

In the first nine months of 2002, we took delivery of 20 Boeing jet aircraft, returned nine MD-80 aircraft and one 737-300 aircraft to service and removed 12 MD-80 aircraft, three 737-300 aircraft and one 737-500 aircraft from service. ExpressJet took delivery of 33 Embraer regional jet aircraft in the first nine months of 2002 and retired 21 turboprop aircraft. During the remainder of 2002, ExpressJet currently plans to take delivery of 18 additional Embraer regional jet aircraft (all of which will be the new Embraer ERJ-145XR long range aircraft) and retire from service its remaining 12 turboprop aircraft (six of which are subject to ongoing leases).

As of September 30, 2002, the estimated aggregate cost of our firm commitments for 67 Boeing aircraft was approximately $2.5 billion. No deliveries of Boeing aircraft are planned until the fourth quarter of 2003. We do not have financing currently in place for these 67 aircraft, which are scheduled for delivery through 2008. In addition, at September 30, 2002, we had firm commitments for 16 spare engines for these aircraft at an aggregate purchase price of approximately $109 million. We do not have financing currently in place for these spare engines, which are deliverable through March 2005.

As of September 30, 2002, the estimated aggregate cost of ExpressJet's firm commitments for 104 Embraer regional jets was approximately $2.1 billion. In addition, as of September 30, 2002, ExpressJet expected to purchase 21 spare engines for approximately $62 million. These spare engines are deliverable through the first quarter of 2005. Neither we nor ExpressJet have any obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to us. Neither we nor ExpressJet have any financing currently in place for the 21 spare engines.

NOTE 5 - LONG-TERM DEBT

Maturities of long-term debt due before December 31, 2002 and over the next four years are as follows (in millions):
October 1, 2002 through December 31, 2002	$ 76
Year ending December 31,
2003	516
2004	378
2005	640
2006	484

NOTE 6 - FLEET DISPOSITION, IMPAIRMENT AND OTHER SPECIAL CHARGES

During the nine months ended September 30, 2002, we recorded special charges totaling $242 million ($153 million after income taxes) primarily related to the impairment of owned aircraft and the future obligations for leased aircraft which have been permanently grounded or were to be permanently grounded within 12 months following the charge. Details of the pretax charges are as follows (in millions):
Impairment of owned MD-80s and ATR-42s	$ 93
Accruals for future lease payments, return conditions and storage costs for DC 10-30s, MD-80s, ATR-42s and EMB-120s	149
Total	$242

Cash payments related to accruals established for this special charge were $13 million and $28 million for the three and nine months ended September 30, 2002, respectively.

During the nine months ended September 30, 2001, we recorded special charges totaling $85 million ($54 million after income taxes) primarily related to severance, impairment of investments and receivables and other special charges, some of which were associated with the terrorist attacks of September 11, 2001. Details of the pretax charges are as follows (in millions):
Severance and continuation of benefits for furloughed employees	$29
Uncollectible receivables and facility closure costs	17
Accruals for environmental remediation costs	17
Impairment of investment and related receivables (treated as non-operating as it relates to affiliates)	22
Total	$85

Total charges of $85 million consist of $56 million of cash charges and $29 million of non-cash charges. The remaining accrual for cash items was $27 million at September 30, 2002.

As of September 30, 2002, we had the following aircraft out of service:
Aircraft Type	Total Owned	Total Leased	Total Aircraft	Temporarily Grounded	Permanently Grounded or Expiring Lease

DC 10-30	5	8	13	-	13
MD-80	9	8	17	10	7
737-300	2	6	8	4	4
747-200	2	-	2	-	2
727-200	2	-	2	-	2
Total Jets	20	22	42	14	28

EMB-120	8	10	18	-	18
ATR-42-320	2	16	18	-	18

Total	30	48	78	14	64

The 30 owned out-of-service aircraft are being carried at an aggregate fair market value of $97 million. We currently sublease two of the leased out-of-service aircraft and plan to explore sublease opportunities for certain of the 46 other leased out-of-service aircraft. The timing of the disposition of these aircraft is dependent upon the stabilization of the economic environment in the airline industry as well as our ability to find purchasers or sublessees for the aircraft. We cannot predict when such stabilization will occur or if purchasers or sublessees can be found, and it is possible that our assets could suffer additional impairment.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of our goodwill recorded on investments in unconsolidated subsidiaries and routes, which are indefinite-lived intangible assets. This change resulted in reduced expense of approximately $23 million on an annualized basis. SFAS 142 requires us to test routes for impairment annually, beginning in the first quarter of 2002. We performed the first of these impairment tests as of January 1, 2002 and determined that we did not have any impairment of our routes upon adoption based on our assessment of fair values.

Pro forma results for the three and nine months ended September 30, 2001, assuming the discontinuation of amortization of routes and goodwill amortization on investments in unconsolidated subsidiaries, are shown below (in millions, except per share data).
	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net income	$ 3	$ 54
Route and goodwill amortization, net of taxes	4	11
Adjusted net income	$ 7	$ 65

Basic earnings per share:
As reported	$0.06	$0.99
Route and goodwill amortization, net of taxes	0.07	0.20
As adjusted	$0.13	$1.19

Diluted earnings per share:
As reported	$0.05	$0.97
Route and goodwill amortization, net of taxes	0.07	0.20
As adjusted	$0.12	$1.17

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

In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146 - "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We plan to adopt SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

NOTE 8 - STABILIZATION ACT COMPENSATION

In the third quarter of 2002, we received our final payment of $21 million in cash under the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). Total receipts under the Stabilization Act during 2002 were $51 million. We recorded a charge of $12 million ($8 million after income taxes) in the second quarter of 2002 to write down our receivable from the U.S. government based on our final application.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of such risks and uncertainties, please read the risk factors set forth in our 2001 10-K and our other securities filings, which identify important risks and uncertainties such as terrorist attacks, domestic and international economic conditions, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the demand for air travel, airline pricing environment and industry capacity decisions, regulatory matters and the seasonal nature of the airline business.

General information about us can be found at www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2002 as compared to the corresponding periods ended September 30, 2001.

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

We incurred a consolidated net loss of $37 million for the three months ended September 30, 2002 as compared to producing consolidated net income of $3 million for the three months ended September 30, 2001. Revenue passenger miles and available seat miles were down quarter over quarter due to traffic declines resulting from the weakened economy and our reduced flight schedule since the events of September 11, 2001. Despite improving load factors, industry fare discounting has negatively impacted both yield and breakeven load factor quarter over quarter.

Passenger revenue decreased 3.0%, $64 million, during the quarter ended September 30, 2002 as compared to the same period in 2001, which was principally due to continued traffic and capacity declines and fare discounting following the September 11, 2001 terrorist attacks and the continuing weak economy. Yield was 3.4% lower in the third quarter of 2002 than in the third quarter of 2001.

While revenue in the domestic market remains depressed, our trans-Atlantic routes have improved. Comparisons of passenger revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for Continental's mainline jet and Continental Express operations are shown below:

Increase (Decrease) in Third Quarter 2002 vs. Third Quarter 2001
	Passenger Revenue	RASM	ASMs

Domestic	(8.7)%	(2.0)%	(6.8)%
Latin America	(7.4)%	(6.1)%	(1.4)%
Trans-Atlantic	12.9%	8.6%	4.0%
Pacific	(8.4)%	(0.7)%	(7.8)%
Total Mainline Jet Operations	(5.1)%	(0.7)%	(4.4)%

Continental Express Operations	15.0%	0.1%	15.0%

Cargo, mail and other revenue increased 15.4%, $19 million, in the third quarter of 2002 compared to the third quarter of 2001 primarily due to higher freight volumes and yield and higher contract revenue from charter flights, partially offset by continued security restrictions that reduced mail volumes.

Wages, salaries and related costs decreased 4.6%, $36 million, during the quarter ended September 30, 2002 as compared to the same period in 2001 primarily due to a reduction in the number of employees as a result of reduced flying and lower employee incentives, partially offset by higher wage rates.

Aircraft fuel expense decreased 14.3%, $46 million, in the three months ended September 30, 2002 as compared to the same period in the prior year. The average jet fuel price per gallon decreased 8.2% from 78.46 cents in the third quarter of 2001 to 72.01 cents in the third quarter of 2002. Jet fuel consumption decreased 8.8% principally reflecting reduced flight operations and the fuel efficiency of our younger fleet. During the third quarter of 2002, we also recognized gains of approximately $9 million, relating to our fuel hedging program, which is reflected in fuel expense.

Landing fees and other rentals increased 17.3%, $24 million, in the three months ended September 30, 2002 as compared to the same period in the prior year primarily due to higher landing fees resulting from rate increases and higher facilities rent (partially attributable to the completion of a portion of the Global Gateway project at Newark Liberty International Airport).

Maintenance, materials and repairs decreased 16.2%, $23 million, during the quarter ended September 30, 2002 as compared to the same period in 2001 primarily due to the replacement of older aircraft with new aircraft.

Depreciation and amortization expense decreased 6.7%, $8 million, in the third quarter of 2002 compared to the third quarter of 2001 due principally to lower depreciation expense on grounded aircraft which have been written down to fair market value and the discontinuation of amortization of routes and goodwill following the adoption of SFAS 142, partially offset by the addition of new owned aircraft and related spare parts.

Reservations and sales expense decreased 15.0%, $16 million, in the three months ended September 30, 2002 as compared to the same period in 2001 primarily due to lower computer reservation system booking fees and credit card discount fees as a result of fewer passengers and lower revenue. Computer reservation system booking fees were also lower due to passengers booking closer to their travel date, resulting in fewer re-bookings.

Passenger services expense decreased 12.4%, $11 million, in the third quarter of 2002 compared to the third quarter of 2001 primarily due to a decrease in food costs and aircraft supplies resulting from fewer passengers.

Commission expense decreased 46.0%, $40 million in the third quarter of 2002 compared to the third quarter of 2001 due to the elimination of domestic base commissions and lower revenue.

Other operating expense decreased 8.3%, $25 million, in the three months ended September 30, 2002 as compared to the same period in the prior year, primarily as a result of decreases in outsourced services and other miscellaneous expenses resulting from reduced capacity, partially offset by increased insurance and security costs.

Special charges in the three months ended September 30, 2001 include costs associated with furloughs and Company-offered leaves, a charge for environmental remediation and costs associated with the closure and nonutilization of certain facilities and for certain uncollectible receivables. See Note 6.

Stabilization Act compensation in the third quarter of 2001 included $243 million of compensation from the U.S. Government for direct losses incurred beginning on September 11, 2001 through September 30, 2001 as a result of the September 11, 2001 terrorist attacks.

Interest expense increased 21.3%, $16 million, in the third quarter of 2002 compared to the third quarter of 2001 due to an increase in long-term debt primarily resulting from the purchase of new aircraft.

Interest income decreased 40.0%, $4 million, in the third quarter of 2002 compared to the third quarter of 2001 due to lower interest rates.

Other nonoperating income (expense) in the three months ended September 30, 2001 included approximately $22 million of special charges related to the impairment of investments in certain affiliates and the uncollectibility of the related notes receivable as a consequence of the events of September 11, 2001. See Note 6.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to certain expenses that are not deductible for federal income tax purposes and due to state income taxes and the accrual of income tax expense of approximately $4 million on our share of ExpressJet's net income for the quarter ended September 30, 2002.

Minority interest of $10 million in the third quarter of 2002 represents the portion of Holdings' net income attributable to the 46.9% of Holdings that we do not own.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

We incurred a consolidated net loss of $342 million and produced consolidated net income of $54 million for the nine months ended September 30, 2002 and 2001, respectively. Revenue passenger miles and available seat miles were down year over year due to continued traffic declines and our reduced flight schedule since the events of September 11, 2001. Despite improving load factors, industry fare discounting has negatively impacted both yield and breakeven load factor year over year.

Included in the net loss is a fleet charge of $242 million ($153 million after income taxes) primarily related to the impairment (owned aircraft) and accrual of lease exit costs (leased aircraft) of our DC10-30, MD-80 and turboprop fleets, and a $12 million charge ($8 million after income taxes) related to the write down of our receivable from the U.S. government related to the finalization of the Stabilization Act grant. See Note 6.

Passenger revenue decreased 12.5%, $856 million, during the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease was principally due to traffic and capacity declines and fare discounting following the September 11, 2001 terrorist attacks and the continuing weak economy. Yield was 8.9% lower during the nine months ended September 30, 2002 than in the comparable 2001 period.

Comparisons of passenger revenue, RASM and ASMs by geographic region for Continental's mainline jet and Continental Express operations are shown below:

Increase (Decrease) in September 30, 2002 YTD vs. September 30, 2001 YTD
	Passenger Revenue	RASM	ASMs

Domestic	(17.2)%	(8.1)%	(10.0)%
Latin America	(9.7)%	(5.8)%	(4.1)%
Trans-Atlantic	(4.2)%	1.6%	(5.7)%
Pacific	(16.1)%	(5.9)%	(10.9)%
Total Mainline Jet Operations	(14.4)%	(6.4)%	(8.6)%

Continental Express Operations	4.3%	(6.5)%	11.6%

Cargo, mail and other revenue decreased 2.7%, $11 million, during the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to new security restrictions that reduced mail volumes, partially offset by higher charter revenue.

Wages, salaries and related costs decreased 5.0%, $117 million, during the nine months ended September 30, 2002 as compared to the same period in 2001, primarily due to a reduction in the number of employees as a result of reduced flying and lower employee incentives, partially offset by higher wage rates.

Aircraft fuel expense decreased 27.4%, $278 million, in the nine months ended September 30, 2002 as compared to the same period in the prior year. The average price per gallon decreased 18.1% from 81.80 cents in the first nine months of 2001 to 67.02 cents in the first nine months of 2002. Jet fuel consumption decreased 13.4%, principally reflecting reduced flight operations and the fuel efficiency of our younger fleet. During the first nine months of 2002 and 2001, we also recognized gains of approximately $15 million and $2 million, respectively, related to our fuel hedging program, which is reflected in fuel expense.

Aircraft rentals increased 3.0%, $20 million, during the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to the delivery of new aircraft.

Landing fees and other rentals increased 11.8%, $51 million, in the nine months ended September 30, 2002 as compared to the same period in the prior year primarily due to higher landing fees resulting from rate increases and higher facilities rent (partially attributable to the completion of a portion of the Global Gateway project at Newark Liberty International Airport).

Maintenance, materials and repairs decreased 24.4%, $113 million, during the nine months ended September 30, 2002 as compared to the same period in the prior year primarily due to the replacement of older aircraft with new aircraft.

Depreciation and amortization expense decreased 2.1%, $7 million, in the first nine months of 2002 compared to the same period in 2001 primarily due to lower depreciation expense on grounded aircraft which have been written down to fair market value and the discontinuation of amortization of routes and goodwill following the adoption of SFAS 142, partially offset by the addition of new owned aircraft and related spare parts.

Reservations and sales expense decreased 18.1%, $65 million, in the first nine months of 2002 compared to the same period in 2001 primarily due to lower computer reservation system booking fees and credit card discount fees as a result of fewer passengers and lower revenue. Computer reservation system booking fees were also lower due to passengers booking closer to their travel date, resulting in fewer re-bookings.

Passenger services expense decreased 17.4%, $48 million, during the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to a decrease in food costs and aircraft supplies resulting from fewer passengers.

Commission expense decreased 43.3%, $133 million, during the nine months ended September 30, 2002 as compared to the same period in 2001 due to the elimination of domestic base commissions and lower revenue.

Other operating expense decreased 6.1%, $56 million, in the nine months ended September 30, 2002 as compared to the same period in the prior year, primarily as a result of decreases in outsourced services and other miscellaneous expenses resulting from reduced capacity, which was partially offset by increased insurance and security costs.

Special charges in the nine months ended September 30, 2001 include costs associated with furloughs and Company-offered leaves, a charge for environmental remediation and costs associated with the closure and nonutilization of certain facilities and for certain uncollectible receivables. See Note 6.

Stabilization Act compensation in the nine months ended September 30, 2001 includes $243 million of compensation from the U.S. Government for direct losses incurred beginning on September 11, 2001 through September 30, 2001 as a result of the September 11, 2001 terrorist attacks.

Interest expense increased 21.0%, $46 million, in the nine months ended September 30, 2002 compared to the same period in the prior year due to an increase in long-term debt primarily resulting from the purchase of new aircraft.

Interest income decreased 52.6%, $20 million, in the first nine months of 2002 compared to the first nine months of 2001 due to lower interest rates.

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

Our effective tax rates differ from the federal statutory rate of 35% primarily due to certain expenses that are not deductible for federal income tax purposes and due to state income taxes and the accrual of income tax expense of approximately $7 million on our share of ExpressJet's net income for the period after the initial public offering in 2002.

Minority interest of $18 million in the nine months ended September 30, 2002 represents the portion of Holdings' net income attributable to the 46.9% of Holdings that we do not own.

Certain Statistical Information

An analysis of statistical information for Continental's systemwide jet operations, excluding regional jet operations except as otherwise noted, for the periods indicated is as follows:
	Three Months Ended September 30,			Nine Months Ended September 30,
			Net Increase/			Net Increase/
	2002	2001	(Decrease)	2002	2001	(Decrease)

Revenue passengers (thousands)	10,581	11,254	(6.0)%	31,365	34,730	(9.7)%
Revenue passenger miles (millions) (1)	15,923	16,206	(1.7)%	45,441	48,373	(6.1)%
Available seat miles (millions) (2)	21,027	21,994	(4.4)%	60,551	66,266	(8.6)%
Cargo ton miles (millions)	232	217	6.9%	671	715	(6.2)%
Passenger load factor (3)	75.7%	73.7%	2.0 pts.	75.0%	73.0%	2.0 pts.
Consolidated passenger load factor (4)	75.0%	73.0%	2.0 pts.	74.2%	72.4%	1.8 pts.
Consolidated breakeven passenger load factor (4)(5)(6)	77.9%	80.4%	(2.5) pts.	79.2%	73.2%	6.0 pts.
Passenger revenue per available seat mile (cents)	8.53	8.59	(0.7)%	8.70	9.29	(6.4)%
Total revenue per available seat mile (cents)	9.43	9.33	1.1%	9.58	10.07	(4.9)%
Operating cost per available seat mile (cents) (6)	8.90	9.34	(4.7)%	9.20	9.55	(3.7)%
Average yield per revenue passenger mile (cents) (7)	11.26	11.66	(3.4)%	11.59	12.72	(8.9)%
Average price per gallon of fuel, excluding fuel taxes (cents)	72.01	78.46	(8.2)%	67.02	81.80	(18.1)%
Average price per gallon of fuel, including fuel taxes (cents)	75.95	82.37	(7.8)%	71.09	86.09	(17.4)%
Fuel gallons consumed (millions)	340	373	(8.8)%	980	1,131	(13.4)%
Average fare per revenue passenger	$169.48	$167.86	1.0%	$167.98	$177.20	(5.2)%
Average daily utilization of each aircraft (hours) (8)	9:38	10:20	(6.8)%	9:37	10:40	(9.8)%
Actual aircraft in fleet at end of period (9)	366	342	7.0%	366	342	7.0%
Average length of aircraft flight (miles)	1,244	1,208	3.0%	1,222	1,188	2.9%

	Operating Expense Per Available Seat Mile (cents) (10)
	Three Months Ended September 30,			Nine Months Ended September 30,
			Net Increase/			Net Increase/
	2002	2001	(Decrease)	2002	2001	(Decrease)
Wages, salaries and related costs	3.15	3.20	(1.6)%	3.27	3.21	1.9%
Aircraft fuel	1.16	1.33	(12.8)%	1.08	1.40	(22.9)%
Aircraft rentals	0.87	0.88	(1.1)%	0.91	0.86	5.8%
Other rentals and landing fees	0.67	0.56	19.6%	0.69	0.57	21.1%
Maintenance, material and repairs	0.45	0.47	(4.3)%	0.46	0.54	(14.8)%
Depreciation and amortization	0.49	0.50	(2.0)%	0.49	0.46	6.5%
Reservations and sales	0.37	0.43	(14.0)%	0.42	0.48	(12.5)%
Passenger services	0.35	0.38	(7.9)%	0.36	0.39	(7.7)%
Commissions	0.21	0.35	(40.0)%	0.27	0.42	(35.7)%
Other	1.18	1.24	(4.8)%	1.25	1.22	2.5%
Total operating expenses	8.90	9.34	(4.7)%	9.20	9.55	(3.7)%

__________________

  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Includes all aircraft operated by ExpressJet.
  The percentage of seats that must be occupied by revenue passengers in order for us to break even on a net income basis, excluding nonrecurring charges and other special items.
  Excludes fleet disposition/impairment losses of $242 million and Stabilization Act compensation adjustment of $12 million for the nine months ended September 30, 2002. Excludes $85 million severance and other special charges and $243 million of compensation from the government under the Stabilization Act for the three and nine months ended September 30, 2001.
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft removed from service during any time prior to September 30, 2002 or 2001, as applicable, but that continue to be owned by or under lease to us. See Note 6 of the Consolidated Financial Statements.
  Operating expense divided by available seat miles for each expense category.

LIQUIDITY AND CAPITAL COMMITMENTS

As of September 30, 2002, we had $1.3 billion in cash, cash equivalents and short-term investments, including $147 million of cash at ExpressJet. Cash flows used in operations for the nine months ended September 30, 2002 were $13 million, including $51 million we received under the Stabilization Act. Cash flows from operations decreased significantly from the comparable period in the prior year due to the weakened economy, reduced flight schedules, fare discounting and the receipt of $213 million of cash in September 2001 under the Stabilization Act. Cash flows used in investing activities, primarily capital expenditures and purchase of short-term investments, offset by net purchase deposits refunded, were $483 million for the nine months ended September 30, 2002. Cash flows provided by financing activities, primarily from the sale of Holdings stock and the issuance of long-term debt, partially offset by the payment of debt, were $558 million for the nine months ended September 30, 2002.

Outlook. The current U.S. domestic airline industry environment is one of the worst in our history. Prior to September 2001, we were profitable, although many U.S. air carriers were losing money and our profitability was declining. The terrorist attacks of September 11, 2001 dramatically worsened the difficult financial environment and presented new and greater challenges for our industry. Since the terrorist attacks, several airlines, including US Airways, have begun bankruptcy proceedings and United Airlines has announced that it may file for bankruptcy as well. Although we have been able to raise capital, downsize our operations and reduce our expenses significantly, we have reported significant losses since the terrorist attacks, and current trends in the airline industry make it likely that we will continue to post significant losses for the foreseeable future. Although we currently believe our liquidity will be sufficient to fund our current operations through 2003 (or beyond if we are successful in implementing our previously announced cost cutting and revenue generating measures, as well as additional measures currently being developed), we believe that the economic environment in which we operate must improve for us to continue to operate at our current size and expense level, or we may find it necessary to further downsize our operation and further reduce our expenses. We anticipate that our previously announced capacity and cost reductions, together with the capacity reductions announced by other carriers and which could come from industry restructurings, should result in a better financial environment next year, absent adverse factors outside our control such as a further economic recession, additional terrorist attacks, a war affecting the United States, decreased consumer demand or increased fuel prices. However, we expect to incur a significant loss for the full year 2002 and a significant, although smaller, loss in 2003, even absent such adverse factors. We cannot predict when we will again be profitable, or whether our current liquidity and access to cash will be sufficient in this unpredictable and harsh environment. Among the many factors that threaten us and the airline industry generally are the following:

  A weak global and domestic economy has significantly decreased our revenue. Business traffic, our most profitable source of revenue, and yields are down significantly, as well as leisure traffic and yields. Although we have been successful in decreasing our unit costs as our unit revenues have declined, we expect our operating margin to be negative in the fourth quarter of this year and to incur significant losses in such quarter and for the full year 2002 and 2003.

We believe that reduced demand persists not only because of the weak economy, but also because of some customers' concerns about further terrorist attacks and reprisals. Demand is further weakened by customer dissatisfaction with the hassle and delay of heightened airport security. Demand could be further weakened as federal law requiring the screening of all checked baggage for explosives is implemented by the end of 2002, which could result in substantial system disruptions outside our control.
  Fuel costs rose significantly during the third quarter and show no sign of decreasing in the near future. Even though we have hedged approximately 95% of our fuel costs for the remainder of 2002 and approximately 75% for the first quarter of 2003, the continued specter of a war with Iraq and unrest in the Middle East threaten to raise fuel prices further and may also decrease the demand for air travel just as the Persian Gulf War did in 1990-91.
  The terrorist attacks of 2001 have significantly raised security costs, many of which have been passed on to airlines. Security costs are likely to continue increasing for the foreseeable future. In the current environment of low consumer demand, coupled with discounted pricing as large carriers struggle to downsize operations and low-cost carriers avail themselves of the opportunities created by the reduced capacity of their larger competitors, such costs cannot effectively be passed on to customers. Insurance costs have also risen sharply, in part due to greater perceived risks and in part due to the reduced availability of insurance coverage; these additional expenses also must be absorbed in the current pricing environment.
  Although we have reduced costs during the last year and continue to implement cost-cutting measures, we remain more leveraged than many of our competitors, and our costs cannot be reduced as quickly as our revenue has declined. Combined with reduced access to the capital markets, themselves already weakened by the state of the economy, this creates the potential for insufficient liquidity if current conditions continue unabated for a sufficiently long period of time. For the fourth quarter of 2002, we anticipate our cash balance declining by approximately $1.5 million per day from our operations, or approximately $3 million per day including debt payments and capital expenditures. We currently have unpledged assets with a book value in excess of $1 billion (consisting largely of spare parts and other non-aircraft assets) that could be used to secure obligations in the future (although the amount of any loan secured by such assets would likely be well below the book value of those assets), and we continue to hold 53.1% of the outstanding stock of our publicly traded subsidiary, Holdings. We have previously stated that we intend to sell some or all of our interest in Holdings, subject to market conditions.
  The nature of the airline industry is changing dramatically as business travelers change their spending patterns and low-cost carriers continue to gain market share. We have announced and are implementing plans to modify our product for the large segment of our customers who are not willing to pay for a premium product, to reduce costs and to generate additional revenue. Other carriers have announced plans to create lower-cost products. In addition, carriers emerging from bankruptcy will have reduced cost structures that will allow them to compete more effectively.
  Current conditions may cause consolidation of the airline industry, domestically and globally. The extremity of current conditions may reduce some of the regulatory hurdles that historically have limited consolidation. Depending on the nature of such consolidation, we could benefit from it or be harmed by it. We continue to monitor developments throughout the industry and recently entered into a broad marketing alliance with Northwest Airlines and Delta Air Lines to permit us to compete more effectively with other carriers and alliance groups. This alliance is subject to a number of conditions, including governmental review and labor group waivers at the other carriers, and has not yet been implemented.
  We are engaged in labor negotiations with unions representing our pilots and our mechanics. We cannot predict the outcome of these negotiations. Recent concession agreements with labor groups at US Airways, and negotiations concerning concession agreements with labor groups at United Airlines, may result in strengthening the competitiveness of some of our competitors. However, such concessions will also lower industry average wages, which we target in our labor negotiations.
  As a result of continuing declines in interest rates and the market value of our defined benefit pension plan's assets, we anticipate that we will be required to increase the minimum pension liability included in accumulated other comprehensive income (loss) in stockholders' equity at December 31, 2002. We currently estimate that the adjustment will decrease stockholders' equity $225 to $375 million. This adjustment will not impact current earnings, the actual funding requirements of the plans, or our compliance with debt covenants. However, we anticipate that pension expense and required contributions will increase in 2003. Pension expense for the year 2002 will be approximately $185 million; the 2003 pension expense may be 50% to 75% higher. Through the third quarter of 2002, we have contributed $150 million of cash to our pension plan (and do not expect any additional contributions this year) and expect our minimum required contribution to be over $200 million in 2003.
  At September 30, 2002, under our debt and credit facility agreements, we were required to maintain a minimum unrestricted cash balance of $500 million and, beginning in the second quarter of 2003, we will also be required to maintain a minimum specified ratio of EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends. These credit facilities had an outstanding balance of $250 million at September 30, 2002. We anticipate that the outstanding balance will be approximately $158 million at the time the EBITDAR to fixed charges ratio covenant becomes effective. If we are unable to meet the required ratio and we are unsuccessful in renegotiating the terms of these facilities, we will have the option of repaying the debt.

General Financing. In the first quarter of 2002, we issued $200 million of 4.5% convertible notes due February 1, 2007 for net proceeds of $195 million. The notes are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005, at specified redemption prices. The proceeds were used for general corporate purposes.

In April 2002, we received net proceeds of $447 million from Holdings' initial public offering and the sale of our shares of Holdings common stock. We contributed $150 million of our proceeds to our defined benefit pension plan and used the remainder of our proceeds for general corporate purposes.

In connection with the offering, our ownership of Holdings fell to 53.1 percent. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we may sell some or all of our shares of Holdings common stock in the future. Due to the structure of the capacity purchase agreement with ExpressJet under which we purchase in advance all of its available seat miles for a negotiated price plus a margin, we are at risk for reselling the available seat miles at market prices. As a result, if we sold sufficient stock of Holdings to stop consolidating the results of ExpressJet for accounting purposes, we would expect reduced cash flows due to our payments under the capacity purchase agreement and lower earnings due to the targeted operating margin under the capacity purchase agreement with ExpressJet. For example, for the nine months ended September 30, 2002, our pre-tax loss of $474 million included pre-tax income for ExpressJet of $102 million. In addition, we would expect lower cash balances due to the deconsolidation of ExpressJet's cash ($147 million at September 30, 2002).

Aircraft and Facilities Financing. In March 2002, we completed the public offering of $329 million of pass-through certificates along with the private placement of $146 million of pass-through certificates to be funded upon the delivery of each aircraft. The proceeds were used to finance the acquisition cost of seven new aircraft delivered in the first half of 2002.

During the third quarter of 2002, we received $150 million in financing collateralized by two aircraft delivered in the second quarter of 2002.

Purchase Commitments. We have substantial commitments for capital expenditures including for the acquisition of new aircraft. See Note 4.

Our capital expenditures during the nine months ended September 30, 2002 were $483 million. Including the net refund of $133 million of purchase deposits on related aircraft and $150 million of financing collateralized by two purchased aircraft, net capital expenditures for the nine months ended September 30, 2002 were $200 million.

For the fourth quarter of 2002, capital expenditures are expected to be $88 million. Including the net refund of $8 million of purchase deposits, net capital expenditures for the fourth quarter of 2002 are expected to be $80 million. The primary component of the fourth quarter expenditures are aircraft engines and parts, aircraft modifications, capitalized interest on purchase deposits and development of software applications.

Capital expenditures for 2003 are expected to be $395 million. Including net purchase deposits paid of $25 million, net capital expenditures for 2003 are expected to be $420 million.

Capacity Purchase Commitments.   Our payments to ExpressJet under the capacity purchase agreement totaled $980 million in 2001 and $805 million and $756 million in the first nine months of 2002 and 2001, respectively. Our future payments under the capacity purchase agreement are dependent on numerous variables, and therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. However, if we changed our utilization of ExpressJet's aircraft, we would also change the number of available seat miles on ExpressJet's flights and the revenue that we generate by selling those seats. Any decision by us to change the utilization of ExpressJet's aircraft (or to remove aircraft from the capacity purchase agreement) would be made by determining the net effect of such change on our income and cash flow, taking into account not only our cash commitment to ExpressJet but also our expected revenue from ExpressJet's flights.

Set forth below are estimates of our future minimum noncancellable commitments under the capacity purchase agreement. These estimates of our future minimum noncancellable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (i) that ExpressJet's aircraft deliveries continue as scheduled through July 2004, (ii) an annual inflation rate of 2% beginning in 2005 (contracted rates through 2004), (iii) a fuel rate of 66 cents per gallon, (iv) that we exercise our rights to terminate the capacity purchase agreement at the earliest possible date permitted under the contract, (v) that prior to termination we exercise our rights to remove as many aircraft as quickly as contractually permitted from the capacity purchase agreement, (vi) an average daily utilization rate of 7.6 hours for the fourth quarter of 2002 and full year 2003, and 8.4 hours for 2004 through 2006, and (vii) controllable cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet. Based on these assumptions, our future minimum noncancellable commitments under the capacity purchase agreement are estimated as follows (in millions):

October 1, 2002 through December 31, 2002	$ 222
2003	1,030
2004	1,180
2005	1,049
2006	529
Total	$4,010

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancellable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancellable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2003 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreement of approximately 7% or $70 million.

Deferred Taxes. As of December 31, 2001, we had a net deferred tax liability of $518 million including gross deferred tax assets aggregating $976 million, $532 million related to net operating losses ("NOLs"), and a valuation allowance of $245 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders by more than 50 percentage points over a three-year period. If an ownership change occurred, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 4.91% for September 2002). Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by any built-in gains in assets held at the time of the change that we recognize in the five-year period after the change. Under current conditions, if an ownership change occurred, our annual NOL utilization would be limited to approximately $17 million per year, excluding any future built-in gain transactions.

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

Employees. A collective bargaining agreement between us and our mechanics (who are represented by the International Brotherhood of Teamsters ("Teamsters")) became amendable in January 2002, and additional agreements between each of us and ExpressJet and our respective pilots (who are represented by the Air Line Pilots Association ("ALPA")) became amendable in October 2002. Negotiations of new agreements were deferred due to the continuing economic uncertainty following the September 11, 2001 terrorist attacks. Negotiations recommenced with the Teamsters in the first quarter of 2002. The parties jointly requested mediation assistance from the National Mediation Board, and are currently conducting negotiations. Negotiations commenced with ALPA on July 16, 2002.

A new collective bargaining agreement between our wholly owned subsidiary, Continental Micronesia, Inc. ("CMI"), and its mechanics (represented by the Teamsters) became effective on June 15, 2002. The amendable date of this agreement is dependent upon the ratification of the amendable date for the agreement between us and our mechanics. A collective bargaining agreement between CMI and its fleet and passenger service employees (represented by the Teamsters) became amendable in March 2001. The parties are currently bargaining with the assistance of a National Mediation Board mediator.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2001 10-K except as follows:

Our results of operations are significantly impacted by changes in the price of aircraft fuel. Aircraft fuel accounted for 12.9%, 13.9%, 11.6%, and 14.3% of our operating expenses (excluding fleet disposition, impairment losses and other special charges and Stabilization Act compensation adjustment) for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively. From time to time, we enter into petroleum call options, petroleum swap contracts and jet fuel purchase commitments to provide short-term protection (generally three to nine months) against a sharp increase in jet fuel prices. As of September 30, 2002, we had hedged approximately 95% of our remaining 2002 projected fuel requirements and approximately 75% of our projected fuel requirements for the first quarter of 2003 using petroleum call options. We had no fuel hedges in place as of September 30, 2001. We estimate that a 10% increase in the price per gallon of aircraft fuel would increase the fair value of petroleum call options existing at September 30, 2002 by $20 million.

Item 4. Controls and Procedures.

On October 14, 2002, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since October 14, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated travel agents, challenging the reduction and ultimate elimination of travel agent base commissions by certain air carriers, including us and other domestic and international air carriers. The amended complaint alleges an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs seek compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. Factual discovery has been completed and expert witness depositions will commence soon. The trial of this lawsuit is currently scheduled to begin on April 29, 2003. We believe the plaintiffs' claims are without merit and are vigorously defending this lawsuit. Although we cannot at this time predict the outcome of this case, we do not believe the outcome will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer of the Company have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.1	Supplemental Agreement No. 6 to Purchase Agreement No. 2211 between Continental and The Boeing Company ("Boeing") and relating to the purchase of Boeing 767 aircraft, dated as of August 5, 2002.

10.2	Supplemental Agreement No. 9 to Purchase Agreement No. 2060 between Continental and Boeing and relating to the purchase of Boeing 767 aircraft, dated as of August 5, 2002.

10.3

Amendment No. 25 to Purchase Agreement No. GPJ-003/96, between Embresa Brasileira de Aeronautica S.A. ("Embraer") and ExpressJet Airlines, Inc., dated July 9, 2002 relating to the purchase of EMB 145 aircraft.

10.4	Amendment No. 26 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated August 30, 2002 relating to the purchase of EMB 145 aircraft.

(b) Reports on Form 8-K:

    Report dated June 28, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our June 2002 performance and second quarter $96 million fleet charge.

  Report dated July 16, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our second quarter loss and an exhibit related to certain projected data.

Report dated August 1, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our July 2002 performance.

  Report dated August 9, 2002, reporting Item 9. "Regulation FD Disclosure". No financial statements were furnished with this report, which included exhibits related to the Statement Under Oath of Principal Executive Officer and Principal Financial Officer.

  Report dated August 20, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing a series of revenue-generating and cost-saving initiatives.

  Report dated August 23, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing our alliance agreement with Delta Air Lines and Northwest Airlines.

Report dated August 29, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a letter to our analysts related to certain projected data.

Report dated September 3, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our August 2002 performance.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
(Registrant)

Date: October 17, 2002	by: /s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
(On behalf of Registrant)

Date: October 17, 2002	by: /s/ Chris Kenny
Chris Kenny
Staff Vice President and Controller
(Principal Accounting Officer)

  CERTIFICATIONS

  I, Gordon M. Bethune, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Continental Airlines, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: October 17, 2002

  /s/ Gordon M. Bethune

  Gordon M. Bethune

  Chairman of the Board and

  Chief Executive Officer

  I, Jeffrey J. Misner, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Continental Airlines, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: October 17, 2002

  /s/ Jeffrey J. Misner

  Jeffrey J. Misner

  Senior Vice President and

  Chief Financial Officer

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

10.1	Supplemental Agreement No. 6 to Purchase Agreement No. 2211 between Continental and The Boeing Company ("Boeing") and relating to the purchase of Boeing 767 aircraft, dated as of August 5, 2002. (1)

10.2	Supplemental Agreement No. 9 to Purchase Agreement No. 2060 between Continental and Boeing related to the purchase of Boeing 767 aircraft, dated as of August 5, 2002. (1)

10.3

  Amendment No. 25 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. ("Embraer") and ExpressJet Airlines, Inc., dated July 9, 2002 relating to the purchase of EMB 145 aircraft. (1)

10.4	Amendment No. 26 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated August 30, 2002 relating to the purchase of EMB 145 aircraft. (1)

  __________________________

  (1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.