Form 10-K
period 2002-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2003-02-13
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No _____

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1.0 billion as of June 30, 2002.

__________________

As of January 31, 2003, 65,760,443 shares of Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 2003: PART III

PART I

ITEM 1. BUSINESS.

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the fifth largest United States airline (as measured by the number of scheduled miles flown by revenue passengers, known as revenue passenger miles, in 2002) and, together with our indirect 53.1%-owned subsidiary, ExpressJet Airlines, Inc. (operating as Continental Express and referred to in this Form 10-K as "ExpressJet") and our wholly owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, served 223 airports worldwide at January 31, 2003. As of January 31, 2003, we flew to 129 domestic and 94 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 15 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo as of January 31, 2003, and are one of the leading airlines providing service to Mexico and Central America, serving 28 cities, more destinations than any other United States airline. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

General information about us can be found at www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

This Form 10-K contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of such risks and uncertainties, please see the cautionary statements contained in Item 1. "Business - Risk Factors - Terrorist Attacks and International Hostilities", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry." We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

As used in this Form 10-K, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.

Recent Developments

The current U.S. domestic airline environment is the worst in our history. Prior to September 2001, we were profitable, although many U.S. air carriers were losing money and our profitability was declining. The terrorist attacks of September 11, 2001 dramatically worsened the difficult financial environment and presented new and greater challenges for the airline industry. Since the terrorist attacks, several airlines, including United Air Lines and US Airways, have filed for bankruptcy. Although we have been able to raise capital, downsize our operations and reduce our expenses significantly, we have reported significant losses since the terrorist attacks, and current trends in the airline industry make it likely that we will continue to post significant losses for the foreseeable future. The revenue environment continues to be weak in light of changing pricing models, excess capacity in the market, reduced corporate travel spending and other issues. In addition, fuel prices have significantly escalated due to the threat of imminent military action against Iraq and continued political tension in Venezuela.

Absent adverse factors outside our control such as those described herein, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2003 (and beyond if we are successful in implementing our previously announced revenue generation and cost cutting measures, as well as additional measures currently being developed). However, we believe that the economic environment must improve for us to continue to operate at our current size and expense level beyond that time. We may find it necessary to further downsize our operations, ground additional aircraft and further reduce our expenses. We anticipate that our previously announced capacity and cost reductions, together with the capacity reductions announced by other carriers and capacity reductions that could come from restructurings within the industry, should result in a better financial environment by the end of 2003, absent adverse factors outside our control such as a further economic recession, additional terrorist attacks, a war affecting the United States, decreased consumer demand or sustained high fuel prices. However, we expect to incur a significant loss in 2003, regardless of such adverse factors.

Due in part to the lack of predictability of future traffic, business mix and yields, we are currently unable to estimate the long-term effect on us of the events of September 11, 2001, or the impact of any further terrorist attacks or a war involving United States forces against Iraq. However, given the magnitude of the unprecedented events of September 11, 2001 and their continuing aftermath, the adverse impact to our financial condition, results of operations, liquidity and prospects may continue to be material, and our financial resources might not be sufficient to absorb it or that of any further terrorist attacks or a war involving United States forces if the war were prolonged.

See Item 1. "Business - Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of perceived trends and factors affecting us and our industry. Also see Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting", for financial information about each of our business segments.

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("Liberty International" or "Newark"), in Houston, Texas at George Bush Intercontinental Airport ("Bush Intercontinental" or "Houston") and in Cleveland, Ohio at Hopkins International Airport ("Hopkins International" or "Cleveland"). Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of January 31, 2003, we operated 65% of the average daily jet departures from Liberty International, 83% of the average daily jet departures from Bush Intercontinental, and 65% of the average daily jet departures from Hopkins International (in each case including regional jets). Each of our domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

Our mainline jet service at each of our domestic hub cities is coordinated with ExpressJet, which operates new-generation regional jets. In April 2002, ExpressJet Holdings, Inc. ("Holdings"), our then wholly owned subsidiary and the sole stockholder of ExpressJet, sold 10 million shares of its common stock in an initial public offering and used the net proceeds to repay $147 million of ExpressJet's indebtedness to us. In addition, we sold 20 million of our shares of Holdings common stock in the offering for net proceeds of $300 million. In connection with the offering, our ownership of Holdings fell to 53.1%. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we expect to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future.

Effective January 1, 2001, we entered into a capacity purchase agreement with ExpressJet pursuant to which we currently purchase all of ExpressJet's available seat miles for a negotiated price. Under the agreement, ExpressJet has the right through December 31, 2005 to be our sole provider of regional jet service from our hubs. We have an agreement in principle with ExpressJet to extend this exclusivity agreement through December 31, 2006. We are responsible for all scheduling, pricing and seat inventories of ExpressJet's flights and are entitled to all revenue associated with those flights. We pay ExpressJet based on scheduled block hours (the hours from departure gate to arrival gate) in accordance with a formula designed to provide them with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by ExpressJet. ExpressJet's overall operating margin was 13.6% in 2002. We assume the risk of revenue volatility associated with fares and passenger traffic, price volatility for specified expense items such as fuel and the cost of all distribution and revenue-related costs. The capacity purchase agreement replaced our prior revenue-sharing arrangement.

As of January 31, 2003, ExpressJet served 96 destinations in the U.S., 13 cities in Mexico and five cities in Canada. Since December 2002, ExpressJet's fleet has been comprised entirely of regional jets. We believe ExpressJet's regional jet service complements our operations by carrying traffic that connects onto our mainline jets and allowing more frequent flights to smaller cities than could be provided economically with larger jet aircraft. We believe that ExpressJet's regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. The regional jets also allow ExpressJet to serve certain routes that cannot be served by turboprop aircraft. Additional commuter feed traffic is currently provided to us by other codesharing partners. See "Alliances" below.

International Operations

We directly serve destinations throughout Europe, Canada, Mexico, Central and South America and the Caribbean, as well as Tel Aviv, Hong Kong and Tokyo. We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI. As measured by 2002 available seat miles, approximately 39% of our mainline jet operations, including CMI, were dedicated to international traffic.

Our New York/Newark hub is a significant international gateway. From Liberty International at January 31, 2003, we served 15 European cities, five Canadian cities, six Mexican cities, six Central American cities, four South American cities, 14 Caribbean destinations, Tel Aviv, Hong Kong and Tokyo.

Our Houston hub is the focus of our operations in Mexico and Central America. As of January 31, 2003, we flew from Bush Intercontinental to 20 cities in Mexico, every country in Central America, six cities in South America, three cities in Canada, three cities in Europe, one Caribbean destination and Tokyo.

From our Cleveland hub, we flew to Montreal, Toronto, London, Cancun, Mexico and San Juan, Puerto Rico as of January 31, 2003.

From its hub operations based on the island of Guam, as of January 31, 2003, CMI provided service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, Australia and Indonesia. CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Hong Kong, Tokyo and Honolulu, each of which CMI serves non-stop from Guam. CMI and Continental also maintain a codesharing agreement and coordinate schedules on certain flights from the United States to Honolulu, and from Honolulu to Guam, to facilitate travel from the United States into CMI's route system.

See Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting", for financial information by geographical area.

Alliances

We have entered into alliance agreements, which are also referred to as codeshare agreements or cooperative marketing agreements, with other carriers. These relationships may include (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports), and (c) block space arrangements (carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Most codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk. In contrast, in a block space relationship, the marketing carrier is committed to purchase a set number of seats on the operating carrier, sells seats to the public from this purchased inventory and is at economic risk for the purchased seats that it is unable to sell. Some relationships may include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

We have a long-term global alliance with Northwest Airlines through 2025, subject to earlier termination by either of us in the event of certain changes in control of either Northwest or Continental. Our alliance with Northwest provides for each of us placing our code on a large number of the flights of the other, reciprocity of frequent flyer programs and airport lounge access, and other joint marketing activities. Together with Northwest, we also have joint contracts with major corporations and travel agents designed to create access to a broader product line encompassing the route systems of both carriers.

The Northwest alliance agreement also provides that subject to certain conditions, including the receipt by Northwest, KLM Royal Dutch Airlines and us of an adequate grant of antitrust immunity, we will join, as an economic participant, a new transatlantic joint venture alliance with Northwest and KLM on terms to be negotiated by the parties in good faith. If the parties cannot resolve the terms of our entrance into such a joint venture, the terms of our entrance would be determined by arbitration in accordance with the alliance agreement's dispute resolution procedures. We have not yet applied for this antitrust immunity and neither we nor Northwest has sought to invoke the arbitration provisions relating to our joint venture participation.

We also have domestic codesharing agreements with Gulfstream International Airlines, Mesaba Aviation, Hawaiian Airlines, Alaska Airlines, Horizon Airlines, Champlain Enterprises, Inc. (CommutAir), Hyannis Air Service, Inc. (Cape Air) and American Eagle Airlines. In 2002, we introduced the first train-to-plane alliance in the United States with Amtrak. Our codeshare agreement with America West Airlines terminated in April 2002.

In response to the dramatic changes occurring in the airline industry, including a marketing alliance between United and US Airways, we entered into a marketing alliance with Northwest Airlines and Delta Air Lines in August 2002 to permit us to compete more effectively with other carriers and alliance groups. As with our alliance with Northwest, this alliance involves codesharing, reciprocal frequent flyer benefits, and reciprocal airport lounge privileges. Implementation of this marketing alliance is subject to a number of conditions and could be adversely impacted by the actions of the Department of Transportation ("DOT") as described below.

The Department of Justice, which is charged with enforcing the anti-trust laws of the United States, did not object to this marketing alliance and required only a limited number of conditions to implementation, to which the carriers agreed. However, DOT indicated that it would bring an enforcement proceeding against the carriers for "unfair competition" unless they agreed to a number of additional conditions, even though DOT had previously approved the United-US Airways alliance without trying to impose similar conditions. Although the carriers were prepared to accept some of DOT's conditions, others would have adversely affected a large portion of the consumer and economic benefits sought by the carriers. Consequently, we announced plans, together with Delta and Northwest, to begin implementing our alliance without meeting all of DOT's conditions in order to protect our rights, since we had exhausted the internal review mechanisms at DOT. As anticipated, DOT has announced that it intends to commence an enforcement proceeding against the carriers. We intend to begin implementing certain aspects of our agreement while vigorously defending it in any DOT enforcement proceeding; however, there can be no assurance that we will prevail in such proceeding or that we will be permitted to carry out our codeshare agreement in accordance with its terms, or at all.

In addition to our domestic alliances, we seek to develop international alliance relationships that complement our own route system and permit expanded service through our hubs to major international destinations. International alliances assist in the development of our route structure by enabling us to offer more frequencies in a market, provide passengers connecting service from our international flights to other destinations beyond an alliance partner's hub, and expand the product line that we may offer in a foreign destination.

In October 2001, we announced that we had signed a cooperative marketing agreement with KLM that includes extensive codesharing and reciprocal frequent flyer program participation and airport lounge access. On December 1, 2002, we placed our code on selected flights to more than 40 European destinations operated by KLM and KLM Cityhopper beyond its Amsterdam hub, and KLM placed its code on our flights between New York and Amsterdam, as well as on selected flights to U.S. destinations operated by us beyond our New York and Houston hubs. In addition, members of each carrier's frequent flyer program are able to earn mileage anywhere on the other's global route network, as well as the global network of Northwest. Our agreement terminates in May 2003, unless extended by the parties.

We also currently have international codesharing agreements with Air Europa, Air China, Emirates (the flag carrier of the United Arab Emirates), ACES (an airline based in Colombia), EVA Airways Corporation (an airline based in Taiwan), British European ("Flybe"), Virgin Atlantic Airways, and Copa Airlines of Panama. We own 49% of the common equity of Copa. Our codeshare agreement with Air France terminated in March 2002.

We and Virgin Atlantic exchange seat blocks on each other's flights between New York and London, and we purchase seat blocks on eight other routes flown by Virgin Atlantic between the United States and the United Kingdom.

Marketing

As with other major domestic hub-and-spoke carriers, most tickets for travel on us are sold by travel agents. Although we generally no longer pay base commissions, we often negotiate compensation to travel agents based on their performance in selling our tickets. Commission expense was 2.7%, 4.3% and 5.7% of passenger revenue in 2002, 2001 and 2000, respectively.

We are using the internet to provide services for our customers and to reduce our distribution costs. Our website, continental.com, recorded $641 million in ticket sales in 2002, compared with $487 million in ticket sales in 2001. The site offers customers direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem reward travel), cargo tracking and Continental travel specials. Combined with sales by online travel agents, we recorded $1.4 billion in ticket sales on the internet during 2002, compared with $1 billion in 2001.

We, United, American, Delta and Northwest own a travel planning website, Orbitz, which offers customers unlimited access to a wide variety of travel options. To date, 42 U.S. and foreign carriers have joined the web-based travel service. Orbitz provides customers with online access to airline, hotel, car rental and other travel services in addition to internet offers. The site features published fares from most carriers worldwide, presented in a format not biased toward any airline. In addition, we have marketing agreements with other internet travel service companies such as Hotwire, Travelocity and Expedia.

In 2002, we continued to expand our electronic ticketing, or E-Ticket, product. E-Tickets result in lower distribution costs to us while providing us with enhanced customer and revenue information. We recorded over $5.7 billion in E-Ticket sales in both 2002 and 2001, representing 64% and 60%, respectively, of total sales. In 2002, we replaced our airport E-Ticket machines with new self-service kiosks for customer check-in. We have over 675 Continental kiosks at 113 airports throughout our system, and this spring we plan to add internet check-in capability as well. Continental and America West were the first U.S. airlines to implement interline E-Ticketing allowing customers to use electronic tickets when their itineraries include travel on both carriers. We now have interline E-Ticketing arrangements with America West, Northwest, United and US Airways, and plan to implement interline E-Ticketing with our other alliance partners and some of the other large U.S. carriers. We expect these features to contribute to an increase in E-Ticket usage and to further reduce distribution costs.

Frequent Flyer Program

We maintain our "OnePass" frequent flyer program to encourage repeat travel on our system. OnePass allows passengers to earn mileage credits by flying us and certain other carriers, including Northwest, Alaska, KLM, Qantas and Copa. We also sell mileage credits to credit card companies, phone companies, hotels, car rental agencies and other entities participating in OnePass.

Due to the structure of the program and our belief that most of the redemption travel would not otherwise be revenue passengers, we believe that displacement of revenue passengers by passengers using flight rewards has historically been small. Revenue passenger miles represented by redemption travel accounted for 8.1% of our total revenue passenger miles in 2002.

Employees

As of December 31, 2002, we had approximately 43,900 full-time equivalent employees, including approximately 18,640 customer service agents, reservations agents, ramp and other airport personnel, 7,960 flight attendants, 6,770 management and clerical employees, 5,920 pilots, 4,430 mechanics and 180 dispatchers. Labor costs are a significant component of airline expenses and can substantially impact an airline's results. In 2002, labor costs (including employee incentives) constituted 35% of our total operating expenses, excluding special charges. While there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 43% of whom are represented by unions.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a table of our principal collective bargaining agreements, and their respective amendable dates.

Industry Regulation and Airport Access

We operate under certificates of public convenience and necessity issued by DOT. Such certificates may be altered, amended, modified or suspended by DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

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

In November 2001, the President signed into law the Aviation and Transportation Security Act (the "Aviation Security Act"). This law federalized substantially all aspects of civil aviation security, creating a new Transportation Security Administration ("TSA"). Under the Aviation Security Act, substantially all security screeners at airports are now federal employees, and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals, and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. customs, and enhanced background checks. The law also required that all checked baggage be screened by explosive detection systems by December 31, 2002. Implementation of such screening has required, and will continue to require, significant equipment acquisitions by the government and changes to facility and baggage processes.

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. Most recently, under the Aviation Security Act, funding for airline and airport security is provided in part by a per enplanement ticket tax of $2.50, subject to a $5 per one-way trip cap. The Aviation Security Act also allows DOT to assess each airline fees up to the amount spent by that airline on screening services in 2000. Additionally, because of significantly higher security and other costs incurred by airports since September 11, 2001, and because reduced landing weights since September 11, 2001 have reduced the fees airlines pay to airports, many airports are significantly increasing their rates and charges to air carriers. Some public airports impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Chicago, Los Angeles, San Diego, Orange County (California), Washington National, Denver and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations at the affected airports. Local authorities at other airports could consider adopting similar noise regulations. Additionally, some foreign airports have similar restrictions.

The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York and Ronald Reagan Washington National Airport in Washington, D.C. as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed phasing out slot restrictions beginning in 2001 at LaGuardia and Kennedy. All slot restrictions at O'Hare International Airport in Chicago were eliminated in July 2002 and slot restrictions at LaGuardia and Kennedy are scheduled to be eliminated by 2007, although the FAA separately has imposed new slot controls at LaGuardia to reduce congestion. The elimination of slot restrictions has had no material impact on us.

The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers allowed to fly these routes. Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S. For a U.S. carrier to fly to any such international destination, it must first obtain approval from both the U.S. and the foreign country where the destination is located, which is referred to as a "foreign route authority". For those international routes where there is a limit to the number of carriers or frequency of flights (such as Heathrow airport in London), studies have shown these routes have more value than those without restrictions. Route authorities to some international destinations can be sold between carriers, and hence their value can vary because of limits on accessibility. To the extent these foreign countries adopt "open skies" policies (meaning all carriers have access to the destination) liberalizing or eliminating restrictions on international routes would increase competition and potentially decrease the value of a route. We cannot predict what laws, treaties and regulations relating to international routes will be adopted or their impact, but the impact could be significant.

Many aspects of airlines' operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. Potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the adverse impact to us and our industry could be significant.

Risk Factors - Terrorist Attacks and International Hostilities

The terrorist attacks of September 11, 2001 involving commercial aircraft adversely affected our financial condition, results of operations and prospects, and the airline industry generally. Those effects continue, although they have been mitigated somewhat by increased traffic, the Air Transportation Safety and System Stabilization Act (the "Stabilization Act") and our cost-cutting measures. Moreover, additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, particularly if military actions are taken against Iraq, could further negatively affect us and the airline industry. Any military action against Iraq may further decrease demand for air travel and cause fuel prices to increase even more, which could have a material adverse impact on our financial condition, liquidity and results of operations.

Among the effects we experienced from the September 11, 2001 terrorist attacks were significant flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security, insurance and other costs, significantly higher ticket refunds, significantly reduced load factors (defined as revenue passenger miles divided by available seat miles), and significantly reduced yields. Further terrorist attacks against commercial aircraft could result in another grounding of our fleet, and would likely result in significant reductions in load factor and yields, along with increased ticket refunds and security, insurance and other costs. In addition, terrorist attacks not involving commercial aircraft, a war by United States forces against Iraq or other world events could result in decreased load factors and yields and could also result in increased costs for us and our industry. For instance, fuel costs rose significantly during 2002 and are at historically high levels. Even though we have hedged approximately 95% of our fuel requirements for the first quarter of 2003, a war with Iraq, other conflicts in the Middle East, political events in Venezuela, or significant events in other oil-producing nations could cause fuel prices to increase further or remain at current high levels and may reduce the availability of fuel. Premiums for aviation insurance have increased substantially, and could escalate further, or certain aviation insurance could become unavailable or available only for reduced amounts of coverage that are insufficient to comply with the levels of insurance coverage required by aircraft lenders and lessors or required by applicable government regulations. Additionally, war-risk coverage or other insurance might cease to be available to our vendors, or might be available only at significantly increased premiums or for reduced amounts of coverage, which could adversely affect our operations or costs.

Due in part to the lack of predictability of future traffic, business mix and yields, we are currently unable to estimate the long-term impact on us of the events of September 11, 2001 or the impact of any further terrorist attacks or a war involving United States forces against Iraq. However, given the magnitude of the unprecedented events of September 11, 2001 and their continuing aftermath, the adverse impact to our financial condition, results of operations, liquidity and prospects may continue to be material, and our financial resources might not be sufficient to absorb it or that of any further terrorist attacks or a war involving United States forces if the war were prolonged.

Risk Factors Relating to the Company

We continue to experience significant losses. Since September 11, 2001, we have incurred significant losses. We recorded a loss of $451 million in 2002, and we expect to incur a significant loss in 2003. Passenger revenue per available seat mile for our mainline jet operations has continued to decline since September 11, 2001, dropping 4.1% for the year ended December 31, 2002 versus the same period in 2001, and our overall passenger revenue declined 7.0% during this same period. Business traffic in most markets continues to be weak, and carriers continue to offer reduced fares to attract passengers, which lowers our passenger revenue and yields and raises our break-even load factor. We cannot predict when business traffic or yields will increase. Further, the long-term impact of any changes in fare structures, most importantly in relation to business fares, booking patterns, low-cost competitor growth, increased usage of regional jets, competitor bankruptcies and other changes in industry structure and conduct, cannot be predicted at this time, but could have a material adverse effect on our financial condition, liquidity and results of operations.

In addition, our capacity purchase agreement with ExpressJet provides that we purchase, in advance, all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. We previously announced our intention to sell or otherwise dispose of our remaining interests in ExpressJet. If we do so, then we would report greater fixed costs, which could result in lower or more volatile earnings or both. For example, for the year ended December 31, 2002, our net loss of $451 million included net income for ExpressJet of $84 million.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with our principal competitors, we have a high proportion of debt compared to our equity capital. We also have significant operating leases and facility rental costs. In addition, we have fewer cash resources than some of our principal competitors and substantially all of our property and equipment is subject to liens securing indebtedness. Accordingly, we may be less able than some of our competitors to withstand a prolonged recession in the airline industry or respond as well to changing economic and competitive conditions. Moreover, competitors emerging from bankruptcy will likely have lower cost structures and greater operating flexibility after reorganizing their companies in bankruptcy.

As of December 31, 2002, we had approximately $5.7 billion (including current maturities) of long-term debt and capital lease obligations, $248 million liquidation amount of Continental-obligated mandatorily redeemable preferred securities of trust ($241 million net of unamortized discount), and $767 million of stockholders' equity. During 2002, the amount of our long-term debt increased 26%. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2002, we had firm commitments for 67 aircraft from Boeing, with an estimated cost of approximately $2.5 billion. The 67 aircraft are scheduled to be delivered between late 2003 and mid 2008, with four aircraft scheduled for delivery in the fourth quarter of 2003. In addition, at December 31, 2002, we had firm commitments to purchase 13 spare engines related to the new Boeing aircraft for approximately $79 million, which will be deliverable through March 2005. We do not have backstop financing from Boeing or any other financing currently in place for the 67 aircraft or 13 spare engines.

As of December 31, 2002, ExpressJet had firm commitments for 86 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $1.7 billion. In February 2003, ExpressJet and Embraer agreed in principle to amend ExpressJet's purchase agreements to slow the pace of regional jet deliveries. Based on this agreement in principle, ExpressJet currently anticipates taking delivery of 36 regional jets in 2003. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to them or us. In addition, ExpressJet plans to purchase 17 spare engines for approximately $47 million through the first quarter of 2005. ExpressJet would have no obligation to acquire the spare engines if the firm order aircraft are not delivered for any reason.

We also have significant operating lease and facility rental obligations. For the year ended December 31, 2002, annual aircraft and facility rental expense under operating leases approximated $1.3 billion.

Additional financing will be needed to satisfy our capital commitments. We cannot predict whether sufficient financing will be available. On several occasions subsequent to September 11, 2001, each of Moody's Investors Service, Standard and Poor's and Fitch IBCA, Duff & Phelps downgraded the credit ratings of a number of major airlines, including our credit ratings. Reductions in our credit ratings have increased the interest we pay and may increase the cost and reduce the availability of financing to us in the future.

Significant changes or extended periods of high fuel costs or fuel supply disruptions would materially affect our operating results. Fuel costs are currently at historically high levels and constitute a significant portion of our operating expense. Excluding special charges and the Stabilization Act grant, fuel costs represented approximately 12.1% of our operating expenses for the year ended December 31, 2002 and 13.5% of our operating expenses for the year ended December 31, 2001. Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the political crisis in Venezuela or a possible war with Iraq. From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending upon the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. We have hedged approximately 95% of our fuel requirements for the first quarter of 2003 with petroleum call options at $33 per barrel. If a further fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports, a war with Iraq or otherwise, higher fuel prices or further reduction of scheduled airline service could result. Significant changes in fuel costs would materially affect our operating results.

Labor costs impact our results of operations. Labor costs constitute a significant percentage of our total operating costs. Our mechanics, represented by the International Brotherhood of Teamsters, ratified a new four-year collective bargaining agreement in December 2002. The mechanics agreement makes an adjustment to current pay and recognizes current industry conditions with a provision to re-open negotiations regarding wages, pension and health insurance provisions in January 2004. Work rules and other contract items are established through 2006. Collective bargaining agreements between us and our pilots and between ExpressJet and its pilots (both of whom are represented by the Air Line Pilots Association) became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced in September 2002 and are continuing. Although we may incur increased labor costs in connection with the negotiation of the pilot collective bargaining agreements, the labor cost uncertainty associated with recent major hub-and-spoke carrier bankruptcies makes predicting the outcome of negotiations more difficult. US Airways and United have significantly decreased their labor costs may further decrease them in bankruptcy, and may emerge with significantly lower labor costs than ours. American Airlines, Delta and Northwest have each recently announced that they are seeking to decrease their labor costs significantly. Although we enjoy generally good relations with our employees, there can be no assurance that we will not experience labor disruptions in the future.

Our ability to utilize certain net operating loss carryforwards may be limited by certain events. At December 31, 2002, we had estimated net operating loss carryforwards ("NOLs") of $2.0 billion for federal income tax purposes that will expire through 2022. Due to a change in our ownership on April 27, 1993, the ultimate utilization of our NOLs may be limited, as described below.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.65% for December 2002). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $22 million per year other than through the recognition of future built-in gain transactions.

We believe that Holdings' initial public offering created a change in ownership limitation on the utilization of ExpressJet's NOLs. As a result, ExpressJet will be limited in the utilization of its NOLs to offset up to approximately $43 million of post-change taxable income per year. At December 31, 2002, ExpressJet's stand-alone NOLs were $105 million, which expire between 2004 and 2020. We do not expect this limitation to have any material impact on our financial condition.

Continental Micronesia's dependence on the Japanese economy may result in currency risk. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the U.S. dollar. To reduce the potential negative impact on CMI's earnings associated with fluctuations in currency, we have entered into option contracts as a hedge against a portion of our expected net yen cash flow position. As of December 31, 2002, we had entered into hedge contracts that cover 90% of the projected yen-denominated net cash flows for the first six months of 2003 at a weighted average rate of 123 yen to $1 US.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive. The airline industry is highly competitive and susceptible to price discounting. Carriers use discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of our competitors have substantially greater financial resources or lower cost structures than we do, or both. In recent years, the market share held by low cost carriers has increased significantly.

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. The weak U.S. economy, turbulent international events and extensive price discounting by carriers contributed to unprecedented losses for U.S. airlines from 1990 to 1993. Since September 11, 2001, these same factors, together with the effects of the terrorist attacks, have resulted in dramatic losses for us and the airline industry generally. We cannot predict when conditions will improve. US Airways, United and several small competitors have filed for bankruptcy protection, and others could follow. These carriers could operate under bankruptcy protection in a manner that would be adverse to us and could emerge from bankruptcy as more vigorous competitors with substantially lower costs.

In recent years, the major U.S. airlines have sought to form marketing alliances with other U.S. and foreign air carriers. Such alliances generally provide for codesharing, frequent flyer reciprocity, coordinated scheduling of flights of each alliance member to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on its segment of flights connecting with its alliance partners. Our alliance with Northwest and our new alliance with Delta and Northwest are examples of such arrangements, and we have existing alliances with numerous other air carriers. Other major U.S. airlines have alliances or planned alliances more extensive than ours. We cannot predict the extent to which we will be disadvantaged by competing alliances.

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

The Aviation Security Act will impose additional costs and may cause severe disruptions. The Aviation Security Act federalizes substantially all aspects of civil aviation security, creating the TSA. Among other things, the law required that all checked baggage be screened by explosive detection systems by December 31, 2002 (although during the implementation phase, other permitted methods of screening are being utilized and federal law permits individual airports to request extensions of such deadline). At some airports, the TSA has provided for temporary security measures which are less than optimum. Implementation of the requirements of the Aviation Security Act has resulted in increased costs for the airline industry and may result in additional costs, delays and disruptions in air travel.

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

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. Additionally, because of significantly higher security and other costs incurred by airports since September 11, 2001, and because reduced landing weights since September 11, 2001 have reduced the fees airlines pay to airports, many airports are significantly increasing their rates and charges to air carriers, including to us. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. See "Industry Regulation and Airport Access" above. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. We cannot provide assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect us.

Our operations are affected by the seasonality associated with the airline industry. Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year for most U.S. air carriers. Our results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare actions, excise and similar taxes, security fees, changing levels of operations, fuel prices, weather, air traffic control delays, foreign currency exchange rates and general economic conditions.

ITEM 2. PROPERTIES.

Flight Equipment

As shown in the following table, our operating aircraft fleet consisted of 366 mainline jets and 188 regional jets at December 31, 2002, excluding aircraft out of service. Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of December 31, 2002 are also shown below.
Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options	Seats in Standard Configuration	Average Age (In Years)

777-200ER	18	6	12	-	3	283	3.3
767-400ER	16	14	2	-	-	235	1.3
767-200ER	10	9	1	-	2	174	1.8
757-300	4	4	-	11	11	210	1.0
757-200	41	13	28	-	-	183	5.9
737-900	12	8	4	3	12	167	1.3
737-800	77	22	55	38	35	155	2.8
737-700	36	12	24	15	24	124	4.0
737-500	65	15	50	-	-	104	6.7
737-300	58	14	44	-	-	124	16.1
MD-80	29	9	20	-	-	141	16.7
Mainline jets	366	126	240	67	87		7.0

ERJ-145XR	18	-	18	86	100	50	0.1
ERJ-145	140	18	122	-	-	50	2.6
ERJ-135	30	-	30	-	-	37	2.3
Regional jets	188	18	170	86	100		2.3

Total	554	144	410				5.4

As of December 31, 2002, we had the following aircraft out of service:
Aircraft Type	Owned	Leased	Total Aircraft	Temporarily Grounded	Permanently Grounded or Expiring Lease

DC 10-30	4	7	11	-	11
MD-80	8	8	16	13	3
737-300	-	5	5	-	5
747-200	2	-	2	-	2
EMB-120	8	10	18	-	18
ATR-42-320	8	22	30	-	30

Total	30	52	82	13	69

The 30 owned out-of-service aircraft are being carried at an aggregate fair market value of $68 million. In November 2002, we agreed to sell the eight owned ATR-42-320s to a third party with delivery dates (and title transfer) in the first quarter of 2003. We currently sublease three of the leased out-of-service aircraft to third parties and are exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of the disposition of these aircraft is dependent upon the stabilization of the economic environment in the airline industry as well as our ability to find purchasers or sublessees for the aircraft. We cannot predict when such stabilization will occur or if purchasers or sublessees can be found, and it is possible that our assets could suffer additional impairment.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

During 2002, we put into service a total of 20 new Boeing aircraft which consisted of 10 767-400ER aircraft, two 777-200ER aircraft, two 757-300 aircraft, two 737-900 aircraft and four 737-800 aircraft. ExpressJet took delivery of 33 ERJ-145 aircraft and 18 ERJ-145XR aircraft in 2002. We removed from service 14 MD-80 aircraft, one 737-500 aircraft and four 737-300 aircraft in 2002, primarily in conjunction with the expiration of their lease terms. ExpressJet removed from service 25 ATR-42 aircraft and eight EMB-120 aircraft in 2002.

We anticipate taking delivery of four Boeing 737-800 aircraft in the fourth quarter of 2003 and the remainder of our Boeing firm orders through 2008. Also in 2003, we plan to retire 16 mainline jet aircraft from service, 12 of which have leases that expire in 2003.

ExpressJet currently anticipates taking delivery of 36 Embraer regional jet aircraft in 2003 and the remainder of its firm orders through 2006.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments" for a discussion of our firm orders for new aircraft and related financing arrangements.

Facilities

Our principal facilities are located at Liberty International, Bush Intercontinental, Hopkins International and A.B. Won Pat International Airport in Guam. Substantially all of these facilities and many of our other facilities are leased on a long-term, net-rental basis, and we are responsible for maintenance, taxes, insurance and other facility-related expenses and services. At each of our three domestic hub cities and most other locations, our passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport. We also maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities related to the airline business in the cities we serve.

We have entered into agreements with the cities of Houston, Texas and Cleveland, Ohio, the New Jersey Economic Development Authority, the Port Authority of New York and New Jersey, the Hawaii Department of Transportation, the Regional Airports Improvement Corporation (in Los Angeles, California), and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities that have been or will be leased to us and for acquiring related equipment. In connection therewith, we have unconditionally guaranteed the principal and interest on tax-exempt bonds issued by these entities with a par value in an original principal amount of approximately $1.6 billion (excludes the City of Houston bonds and includes the US Airways contingent liability, both discussed below) and entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $105 million of the bond proceeds have been expended as of December 31, 2002. During the construction period, we retain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the completion of construction, our failure to comply with the lease agreement (which is within our control), or our termination of the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain cost overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related-interest charges, at an annual rate of 6.78%.

We remain contingently liable until December 1, 2015, for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $182 million par value special facilities revenue bonds issued by the Port Authority. US Airways has not yet decided whether to assume or reject the lease in its bankruptcy. US Airways is required to remain current on all obligations under the lease that arise after the filing of bankruptcy until they make such decision. If US Airways defaults on these obligations, we will be required to cure the default, and we would have the right to occupy the terminal after US Airways' interest in the lease has been terminated. If US Airways rejects the lease, we will become liable for all obligations under the lease and will have the immediate right to occupy the terminal.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and ultimate elimination of travel agent base commissions by certain air carriers, including Continental and other domestic and international air carriers. The amended complaint alleges an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs seek compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. Discovery has been completed and the trial of this lawsuit is currently scheduled to begin on April 28, 2003. We believe the plaintiffs' claims are without merit and are vigorously defending this lawsuit. A final adverse court decision awarding substantial money damages, however, would have a material adverse impact on our financial condition, results of operations and liquidity.

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs. We (including our predecessors) have been identified as a potentially responsible party at one federal site and one state site that are undergoing or have undergone investigation or remediation. We believe that, although applicable case law is evolving and some cases may be interpreted to the contrary, some or all of any liability claims associated with these sites were discharged by confirmation of our 1993 Plan of Reorganization, principally because our exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, we believe that our potential liability for our allocable share of the cost to remedy each site (to the extent we are found to have liability) is not, in the aggregate, material; however, we have not been designated a "de minimis" contributor at either site.

We are also and may from time to time become involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties we use or previously used. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have recorded an insurance recovery receivable based on the recovery rate experienced on other environmental matters. We have not recognized any receivables from insurers that denied coverage.

We expect our total losses from environmental matters, net of probable insurance recoveries, to be $37 million for which we were fully accrued at December 31, 2002. Although we believe, based on currently available information, that our reserves for potential environment remediation costs in excess of anticipated insurance proceeds are adequate, reserves could be adjusted as further information develops or circumstances change. We cannot currently calculate any increase that might be required in our environmental reserves or predict the outcome of our insurance dispute. However, we do not expect these items to materially impact our financial condition, results of operations or liquidity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock Information

Our common stock (Class B common stock) trades on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2002 and 2001.
		Class B Common Stock
		High	Low

2002	First Quarter	$35.25	$25.74
	Second Quarter	$30.50	$14.46
	Third Quarter	$16.00	$ 4.80
	Fourth Quarter	$ 9.85	$ 3.59

2001	First Quarter	$57.88	$39.10
	Second Quarter	$51.95	$38.70
	Third Quarter	$52.32	$12.35
	Fourth Quarter	$27.50	$14.85

As of January 31, 2003, there were approximately 21,903 holders of record of our common stock.

We have paid no cash dividends on our common stock and have no current intention of doing so. Certain of our credit agreements restrict our and some of our subsidiaries' ability to pay cash dividends or repurchase capital stock by imposing minimum unrestricted cash requirements on us and limiting the amount of any dividends and repurchases when aggregated with other payments or distributions.

Our certificate of incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless the shares are registered on a separate stock record. Our bylaws further provide that no shares will be registered on the separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits the voting power in us (and other U.S. airlines) of persons who are not citizens of the United States to 25%.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2002:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	6,871,214	$18.28	782,615	(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	6,871,214	$18.28	782,615
  The number of securities remaining available for future issuance under equity compensation plans includes 5,250 shares under the restricted stock provisions and 19 shares under the employee stock purchase plan.

ITEM 6. SELECTED FINANCIAL DATA.
	Year Ended December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data (in millions except per share data) (1):
Operating revenue	$8,402	$8,969	$9,899	$ 8,639	$7,927

Operating expenses	8,714	8,825	9,170	8,024	7,226

Operating income (loss)	(312)	144	729	615	701

Income (loss) before cumulative effect of accounting changes	(451)	(95)	342	488	383

Net income (loss)	(451)	(95)	342	455	383

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes	(7.02)	(1.72)	5.62	7.02	6.34

Net income (loss)	(7.02)	(1.72)	5.62	6.54	6.34

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes	(7.02)	(1.72)	5.45	6.64	5.02

Net income (loss)	(7.02)	(1.72)	5.45	6.20	5.02

	As of December 31,
	2002	2001	2000	1999	1998

Balance Sheet Data (in millions):
Cash and cash equivalents, including restricted cash, and short-term investments	1,342	1,132	1,395	1,590	1,399

Total assets	10,740	9,791	9,201	8,223	7,086

Long-term debt and capital lease obligations	5,222	4,198	3,374	3,055	2,480

Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Convertible Subordinated Debentures of Continental	241	243	242	-	111

Redeemable common stock	-	-	450	-	-

Redeemable preferred stock of subsidiary	5	-	-	-	-

Stockholders' equity	767	1,161	1,160	1,593	1,193

	Year Ended December 31,
	2002	2001	2000	1999	1998

Mainline Jet Statistics:
Revenue passengers (thousands)	41,016	44,238	46,896	45,540	43,625
Revenue passenger miles (millions) (2)	59,349	61,140	64,161	60,022	53,910
Cargo ton miles (millions)	908	917	1,096	1,000	856
Available seat miles (millions) (3)	80,122	84,485	86,100	81,946	74,727
Passenger load factor (4)	74.1%	72.4%	74.5%	73.2%	72.1%
Passenger revenue per available seat mile (cents)	8.61	8.98	9.84	9.12	9.23
Total revenue per available seat mile (cents)	9.27	9.58	10.52	9.75	9.85
Operating cost per available seat mile (cents) (5)	9.22	9.58	9.68	8.98	8.89
Average yield per revenue passenger mile (cents) (6)	11.63	12.42	13.20	12.45	12.79
Average price per gallon of fuel, excluding fuel taxes (cents)	69.97	78.24	84.21	46.56	46.83
Average price per gallon of fuel, including fuel taxes (cents)	74.01	82.48	88.54	50.78	51.20
Fuel gallons consumed (millions)	1,296	1,426	1,533	1,536	1,487
Average fare per revenue passenger	$168.25	$171.59	$180.66	$164.11	$158.02
Average length of aircraft flight (miles)	1,225	1,185	1,159	1,114	1,044
Average daily utilization of each aircraft (hours) (7)	9:31	10:19	10:36	10:29	10:13
Actual aircraft in fleet at end of period (8)	366	352	371	363	363

Regional Jet and Turboprop Statistics:
Revenue passenger miles (millions) (2)	3,952	3,388	2,947	2,149	1,564
Available seat miles (millions) (3)	6,219	5,437	4,735	3,431	2,641
Passenger load factor (4)	63.5%	62.3%	62.2%	62.6%	59.2%

Consolidated Statistics:
Consolidated passenger load factor	73.3%	71.8%	73.9%	72.8%	71.7%
Consolidated breakeven passenger load factor (9)	79.2%	76.5%	67.9%	66.3%	62.0%
  Includes the following nonrecurring expense (income) items (in millions) for year ended December 31,
	2002	2001	2000	1999	1998

Operating expense (income):
Fleet impairment and restructuring charges	$242	$ 61	$ -	$ 81	$122
Air Transportation Safety and System Stabilization Act grant	12	(417)	-	-	-
Severance and other special charges	-	63	-	-	-

Nonoperating expense (income):
Gain on sale of assets	-	-	(9)	(326)	-
Impairment of investments	-	22	-	-	-

Cumulative effect of change in accounting, net of taxes	-	-	-	33	-
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Excludes applicable nonrecurring items noted in (1).
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft that are either temporarily or permanently removed from service.
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis, excluding nonrecurring items noted in (1).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of such risks and uncertainties, please see the cautionary statements contained in Item 1. "Business - Risk Factors - Terrorist Attacks and International Hostilities", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry". We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Hereinafter, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We incurred a consolidated net loss of $451 million for the year ended December 31, 2002 as compared to a consolidated net loss of $95 million for the year ended December 31, 2001. Results for 2002 include a $242 million charge for the impairment of owned aircraft and the accrual of future obligations for leased aircraft permanently grounded. Results for 2001 included a $146 million charge for the impairment of owned aircraft and the accrual of future obligations for leased aircraft permanently grounded, costs associated with furloughs and company-offered leaves, and other charges related to special items. In addition, 2001 results included a $417 million grant under the Air Transportation Safety and System Stabilization Act (the "Stabilization Act").

The current U.S. domestic airline environment is the worst in our history. Prior to September 2001, we were profitable, although many U.S. air carriers were losing money and our profitability was declining. The terrorist attacks of September 11, 2001 dramatically worsened the difficult financial environment and presented new and greater challenges for the airline industry. Since the terrorist attacks, several airlines, including United Air Lines and US Airways, have filed for bankruptcy. Although we have been able to raise capital, downsize our operations and reduce our expenses significantly, we have reported significant losses since the terrorist attacks, and current trends in the airline industry make it likely that we will continue to post significant losses for the foreseeable future. The revenue environment continues to be weak in light of changing pricing models, excess capacity in the market, reduced corporate travel spending and other issues. In addition, fuel prices have significantly escalated due to the threat of imminent military action against Iraq and continued political tension in Venezuela.

Absent adverse factors outside our control such as those described herein, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2003 (and beyond if we are successful in implementing our previously announced revenue generation and cost cutting measures, as well as additional measures currently being developed). However, we believe that the economic environment must improve for us to continue to operate at our current size and expense level beyond that time. We may find it necessary to further downsize our operations, ground additional aircraft and further reduce our expenses. We anticipate that our previously announced capacity and cost reductions, together with the capacity reductions announced by other carriers and capacity reductions that could come from restructurings within the industry, should result in a better financial environment by the end of 2003, absent adverse factors outside our control such as a further economic recession, additional terrorist attacks, a war affecting the United States, decreased consumer demand or sustained high fuel prices. However, we expect to incur a significant loss in 2003, regardless of such adverse factors.

Due in part to the lack of predictability of future traffic, business mix and yields, we are currently unable to estimate the long-term effect on us of the events of September 11, 2001, or the impact of any further terrorist attacks or a war involving United States forces against Iraq. However, given the magnitude of the unprecedented events of September 11, 2001 and their continuing aftermath, the adverse impact to our financial condition, results of operations, liquidity and prospects may continue to be material, and our financial resources might not be sufficient to absorb it or that of any further terrorist attacks or a war involving United States forces if the war were prolonged.

Among the many factors that threaten us and the airline industry generally are the following:

  A weak global and domestic economy has significantly decreased our revenue. Business traffic, our most profitable source of revenue, and yields are down significantly, as well as leisure traffic and yields. Some of our competitors are significantly changing all or a portion of their pricing structures in a manner that is revenue dilutive to us. Although we have been successful in decreasing our unit cost as our unit revenue has declined, we expect our operating margin to be negative for at least the first quarter of 2003 and to incur significant losses in that quarter and for the full year 2003.
  We believe that reduced demand persists not only because of the weak economy, but also because of some customers' concerns about further terrorist attacks and reprisals. The continued specter of a war with Iraq and unrest in the Middle East may decrease demand for air travel just as the Persian Gulf War did in 1990 and 1991. We believe that demand is further weakened by customer dissatisfaction with the hassles and delays of heightened airport security and screening procedures.
  Fuel costs rose significantly at the end of 2002 and are, and could remain, at historically high levels. Even though we have hedged approximately 95% of our fuel requirements for the first quarter of 2003, a war with Iraq, other conflicts in the Middle East, political events in Venezuela, or significant events in other oil-producing nations could cause fuel prices to increase further (or be sustained at current high levels) and may impact the availability of fuel. Based on gallons consumed in 2002, for every one dollar increase in the price of crude oil, our annual fuel expense would be approximately $40 million higher.
  The terrorist attacks of 2001 have caused security costs to increase significantly, many of which have been passed on to airlines. Security costs are likely to continue rising for the foreseeable future. In the current environment of lower consumer demand and discounted pricing, these costs cannot effectively be passed on to customers. Insurance costs have also risen sharply, in part due to greater perceived risks and in part due to the reduced availability of insurance coverage. We must absorb these additional expenses in the current pricing environment.
  Although we reduced some of our costs during the last year and continue to implement cost-cutting measures, our costs cannot be decreased as quickly as our revenue has declined. In addition, as is the case with many of our competitors, we are highly leveraged, and have few assets that remain unpledged to support any new debt. Combined with reduced access to the capital markets, themselves already weakened by the state of the economy, there is the potential for insufficient liquidity if current conditions continue unabated for a sufficiently long period of time. We had approximately $1.3 billion of cash, cash equivalents and short-term investments at December 31, 2002. During the first quarter of 2003, we anticipate our cash balance will decline by approximately $1.5 million per day taking into account all expected sources and uses of cash, including required debt payments and capital expenditures. We continue to hold 53.1% of the outstanding stock of ExpressJet Holdings, Inc. ("Holdings"), the publicly traded parent of our regional jet subsidiary, which stock is not pledged to creditors. We intend to sell or otherwise dispose of some or all of our interest in Holdings, subject to market conditions.
  The nature of the airline industry is changing dramatically as business travelers change their spending patterns and low-cost carriers continue to gain market share. We have announced and are implementing plans to modify our product for the large segment of our customers who are not willing to pay for a premium product, to reduce costs and to generate additional revenue. Other carriers have announced similar plans to create lower-cost products, or to offer separate low cost products (such as a low-cost "airline within an airline"). In addition, carriers emerging from bankruptcy will have significantly reduced cost structures and operational flexibility that will allow them to compete more effectively.
  Current conditions may cause consolidation of the airline industry, domestically and globally. The extremity of current conditions could result in a reduction of some of the regulatory hurdles that historically have limited consolidation. Depending on the nature of the consolidation, we could benefit from it or be harmed by it. We continue to monitor developments throughout the industry and recently entered into a marketing alliance (implementation of which is subject to certain conditions) with Northwest and Delta to permit us to compete more effectively with other carriers and alliance groups, although the DOT has announced that it intends to bring an enforcement proceeding against us with respect to the alliance.
  We are engaged in labor negotiations with the union representing our pilots. We cannot predict the outcome of these negotiations or the financial impact on us of any new labor contract with our pilots. Recent significant concession agreements with labor groups at US Airways and United Air Lines have had the effect of lowering industry standard wages and benefits, and our negotiations may be influenced by these and other labor cost developments.
  As a result of continuing declines in interest rates and the market value of our defined benefit pension plans' assets, we were required to increase the minimum pension liability and reduce stockholders' equity at December 31, 2002 by $250 million. This adjustment did not impact current earnings, the actual funding requirements of the plans, or our compliance with debt covenants. However, because of the decline in interest rates and the market value of the plans' assets, we anticipate that pension expense and required pension contributions will increase in 2003. Pension expense for the year 2002 was approximately $185 million. Pension expense for 2003 is expected to be approximately $326 million. We contributed $150 million of cash to our pension plans in 2002 and expect our cash contribution to our pension plans to be $141 million in 2003.
  Under our two principal bank loans, we are required to maintain a minimum unrestricted cash balance of $500 million and, beginning in June 2003, we will also be required to maintain a 1:1 ratio of EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends, for the previous four quarters. These bank loans had an outstanding balance of $250 million at December 31, 2002. We anticipate that the outstanding balance will be approximately $158 million at the time the EBITDAR to fixed charges ratio covenant becomes effective and $74 million at December 31, 2003. If we are unable to meet the required ratio and are unsuccessful in renegotiating the terms of these bank loans, we will have the option of repaying the debt at that time.

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three years ended December 31, 2002.

Comparison of 2002 to 2001. Passenger revenue decreased 7.0%, $595 million, during 2002 as compared to 2001, which was principally due to a decrease in both traffic and yields subsequent to the September 11, 2001 attacks, as well as the continuing weak economy. Yield was 6.4% lower in 2002 compared to 2001.

Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline jet and regional jet and turboprop (which were removed entirely from our fleet in 2002) operations are shown below:

Increase (Decrease) for Year Ended December 31, 2002 vs. December 31, 2001
	Passenger Revenue	RASM	ASMs

Domestic	(12.3)%	(5.8)%	(6.8)%
Latin America	(5.4)%	(4.4)%	(1.1)%
Trans-Atlantic	2.6%	4.5%	(1.9)%
Pacific	(8.6)%	(3.6)%	(5.2)%
Total Mainline Jet Operations	(9.1)%	(4.1)%	(5.2)%

Regional Jet and Turboprop	10.9%	(3.0)%	14.4%

Cargo, mail and other revenue increased 5.5%, $28 million, in 2002 compared to 2001, primarily due to increased charter revenue and passenger related fees, offset by new security restrictions that reduced mail volumes.

Wages, salaries and related costs decreased 2.1%, $62 million, during 2002 as compared to 2001, primarily due to a reduction in the average number of employees and lower employee incentives, partially offset by higher wage rates.

Aircraft fuel expense decreased 16.8%, $206 million, in 2002 as compared to 2001. The average price per gallon decreased 10.6% from 78.24 cents in 2001 to 69.97 cents in 2002. Jet fuel consumption decreased 9.1% principally reflecting decreased flight operations due to the current industry environment and the fuel efficiency of our younger fleet.

Aircraft rentals decreased 0.1%, $1 million, in 2002 compared to 2001, due to aircraft rent on grounded aircraft no longer requiring accrual since such amounts have been recognized as part of the fleet impairment charge, offset by increased rental expense related to the delivery of new aircraft.

Landing fees and other rentals increased 9.0%, $52 million, in 2002 as compared to 2001 primarily due to higher landing fees resulting from rate increases and higher facilities rent, partially attributable to the completion of substantial portions of the Global Gateway project at Newark Liberty International Airport.

Maintenance, materials and repairs expense decreased 16.2%, $92 million, during 2002 as compared to 2001 primarily due to the replacement of older aircraft with new aircraft that generally require less maintenance.

Depreciation and amortization expense decreased 4.9%, $23 million, in 2002 compared to 2001, primarily due to lower depreciation expense on grounded aircraft which have been written down to fair market value and $22 million related to the discontinuation of amortization of routes following the adoption of SFAS 142, partially offset by the addition of new owned aircraft and related spare parts.

Reservations and sales expense decreased 14.6%, $65 million, in 2002 as compared to 2001 principally due to lower credit card fees as a result of lower revenue.

Commissions expense decreased 41.8%, $152 million, in 2002 compared to 2001 due to elimination of domestic base commissions and lower revenue.

Passenger services expense decreased 14.7%, $51 million, in 2002 as compared to 2001 primarily due to improved baggage performance and a decrease in food costs caused by a decrease in passengers.

Fleet impairment, severance and other special charges in 2002 consisted of a $242 million charge primarily related to the impairment (owned aircraft) and accrual of lease exit costs (leased aircraft) of our DC-10-30, MD-80 and turboprop fleets. Fleet impairment, severance and other special charges in 2001 totaling $124 million include costs associated with impairment of various owned aircraft and spare engines, furloughs and company-offered leaves, a charge for environmental remediation and costs associated with the closure and under-utilization of certain facilities and for certain uncollectible receivables.

We recorded a $417 million Stabilization Act grant in 2001 for direct losses incurred beginning on September 11, 2001 through December 31, 2001 as a result of the September 11, 2001 terrorist attacks, and a $12 million charge in 2002 resulting from the write down of our receivable related to the finalization of the grant.

Interest expense increased 20.7%, $61 million, in 2002 compared to 2001 due to an increase in long-term debt primarily resulting from the purchase of new aircraft.

Interest income decreased 46.7%, $21 million, in 2002 compared to 2001 due to lower interest rates.

Other nonoperating income (expense) in 2001 included approximately $22 million of special charges related to the impairment of investments in two of our affiliates and the uncollectibility of related notes receivable as a consequence of the events of September 11, 2001, and $20 million of losses in certain of our investments in unconsolidated affiliates.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes and the accrual of income tax expense on our share of ExpressJet's net income. We are required to accrue income tax expense on our share of ExpressJet's net income after the initial public offering in all periods where we either consolidate their operations or account for our investment under the equity method of accounting. The accrual of this income tax expense reduced our tax benefit by approximately $12 million during 2002.

Minority interest of $28 million in 2002 represents the portion of Holdings' net income attributable to the 46.9% of Holdings that we do not own. This amount is based on Holdings' results of operations under the capacity purchase agreement. Under this agreement, we pay Holdings for scheduled block hours based on an agreed upon formula. Transactions between us and Holdings under the capacity purchase agreement are otherwise eliminated in the consolidated financial statements.

Comparison of 2001 to 2000. Passenger revenue decreased 9.1%, $851 million, during 2001 as compared to 2000, which was principally due to a decrease in both traffic and yields subsequent to the September 11, 2001 attacks, as well as lower yields that had been affecting our business traffic prior to the attacks.

Comparisons of passenger revenue, RASM and ASMs by geographic region for our mainline jet and regional jet and turboprop operations are shown below:

Increase (Decrease) for Year Ended December 31, 2001 vs. December 31, 2000
	Passenger Revenue	RASM	ASMs

Domestic	(12.4)%	(11.0)%	(1.6)%
Latin America	(0.4)%	3.1%	(3.4)%
Trans-Atlantic	(14.2)%	(6.0)%	(8.8)%
Pacific	0.5%	(11.9)%	14.2%
Total Mainline Jet Operations	(10.4)%	(8.7)%	(1.9)%

Regional Jet and Turboprop	3.7%	(9.7)%	14.8%

Cargo, mail and other revenue decreased 13.4%, $79 million, in 2001 compared to 2000 primarily due to lower contract revenue from outside ground handling, lower freight and mail due to lower international volumes and security restrictions on our ability to carry freight and mail after the terrorist attacks.

Wages, salaries and related costs increased 5.1%, $146 million, during 2001 as compared to 2000, primarily due to higher wage rates. Due to the attacks of September 11, 2001, we reduced headcount by approximately 8,000 through furloughs and leaves of absence. Severance costs and related company-offered benefits are included in fleet impairment losses, severance and other special charges in the accompanying consolidated statements of operations.

Aircraft fuel expense decreased 11.8%, $164 million, in 2001 as compared to 2000. The average price per gallon decreased 7.1% from 84.21 cents in 2000 to 78.24 cents in 2001. Jet fuel consumption decreased 7.0% principally reflecting decreased flight operations after September 11, 2001 and the fuel efficiency of our younger fleet.

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

Commissions expense decreased 30.8%, $162 million, in 2001 compared to 2000 due principally to lower revenue and lower base commissions due to commission caps.

Passenger servicing expense decreased 4.1%, $15 million, in 2001 as compared to 2000 primarily due to improved baggage performance and a decrease in food costs caused by a decrease in passengers.

Fleet impairment, severance and other special charges in 2001 of $124 million include costs associated with impairment of various owned aircraft and spare engines, furloughs and company-offered leaves, a charge for environmental remediation and costs associated with the closure and under-utilization of certain facilities and for certain uncollectible receivables.

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

Other nonoperating income (expense) in 2001 included approximately $22 million of special charges related to the impairment of investments in two of our affiliates and the uncollectibility of related notes receivable as a consequence of the events of September 11, 2001, and $20 million of losses in certain of our investments in unconsolidated affiliates. Other nonoperating income (expense) in 2000 included net losses of $44 million related to the portion of fuel hedges excluded from the assessment of hedge effectiveness (primarily option time value).

Liquidity and Capital Resources

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

As of December 31, 2002, we had $1.3 billion in cash and cash equivalents and short-term investments, which is $210 million higher than at December 31, 2001. Cash and cash equivalents at December 31, 2002 included $62 million of restricted cash held by us and $121 million of cash held by ExpressJet. Cash flows used in operations for the year ended December 31, 2002 were $78 million compared to cash flows provided by operations of $545 million in 2001, due primarily to a $456 million decline in operating income over that time. Cash flows used in investing activities, primarily capital expenditures offset by purchase deposits refunded in connection with aircraft delivered, were $544 million for the year ended December 31, 2002. Cash flows provided by financing activities, primarily the proceeds from Holdings' initial public offering and the issuance of long-term debt, offset by payments on long-term debt and capital lease obligations, were $683 million for the year ended December 31, 2002.

Our net cash flows for the first quarter of 2003 are currently expected to be negative at approximately $1.5 million per day, including required debt payments and capital expenditures. We currently expect to incur a significant loss in the first quarter of 2003 and the full year 2003.

On several occasions subsequent to September 11, 2001, each of Moody's, Standard and Poor's and Fitch, IBCA, Duff & Phelps downgraded the credit ratings of a number of major airlines, including our credit ratings. Reductions in our credit ratings have increased the interest we pay and may increase the cost and reduce the availability of financing to us in the future.

We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade, but under two letters of credit securing our worker's compensation program, we could be required to substitute approximately $67 million of cash collateral for spare engines that currently serve as collateral as a result of future downgrades.

At December 31, 2002, under the most restrictive provisions of our debt and credit facility agreements, we are required to maintain a minimum unrestricted cash balance of $500 million and beginning in June 2003, a minimum 1:1 ratio of EBITDAR (earnings before interest, income taxes, depreciation and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends, for the previous four quarters. These credit facilities had an outstanding balance of $250 million at December 31, 2002. We anticipate that the outstanding balance will be approximately $158 million at the time the EBITDAR to fixed charges ratio covenant becomes effective and $74 million at December 31, 2003. If we are unable to meet the required ratio and are unsuccessful in renegotiating the terms of these bank loans, we will have the option of repaying the debt at that time.

As of December 31, 2002, we had approximately $5.7 billion (including current maturities) of long-term debt and capital lease obligations and $248 million of liquidation amount of Continental-obligated mandatorily redeemable preferred securities of trust ($241 million net of unamortized discount).

At December 31, 2002, including ExpressJet, we had 453 aircraft under operating leases (52 of which have been removed from service). These leases have remaining lease terms ranging from one month to 22-1/2 years. In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheet. Our total rental expense for aircraft and non-aircraft operating leases, net of sublease rentals, was $902 million and $409 million, respectively, in 2002.

We do not currently have any undrawn lines of credit and substantially all of our otherwise readily financeable assets are encumbered.

General 2002 Financings. In the first quarter of 2002, we issued $200 million of 4.5% convertible notes due February 1, 2007 for net proceeds of $195 million. The notes are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005, at specified redemption prices. The proceeds were used for general corporate purposes.

In April 2002, we received net proceeds of $447 million from Holdings' initial public offering and the sale of our shares of Holdings common stock. We contributed $150 million of our proceeds to our defined benefit pension plan and used the remainder of our proceeds for general corporate purposes. In connection with the offering, our ownership of Holdings fell to 53.1%. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we intend to sell some or all of our shares of Holdings common stock in the future.

In December 2002, we closed an offering of $200 million of floating rate secured notes due December 2007 at a current annual interest rate of less than 3.5 percent, including all costs and fees. The notes are secured by certain of our spare parts inventory. The proceeds were used for general corporate purposes.

Aircraft and Facilities Financings. In March 2002, we completed the public offering of $329 million of pass-through certificates along with the private placement of $176 million of pass-through certificates, the proceeds of which were used to finance the acquisition cost of seven new owned aircraft delivered in the first half of 2002.

We have entered into agreements with the cities of Houston, Texas and Cleveland, Ohio, the New Jersey Economic Development Authority, the Port Authority of New York and New Jersey, the Hawaii Department of Transportation, the Regional Airports Improvement Corporation (in Los Angeles, California), and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities that have been or will be leased to us and for acquiring related equipment. In connection therewith, we have unconditionally guaranteed the principal and interest on tax-exempt bonds issued by these entities with a par value in an original principal amount of approximately $1.6 billion (excludes the City of Houston bonds and includes the US Airways contingent liability, both discussed below) and entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years. These leasing arrangements are accounted for as operating leases in the accompanying consolidated financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $105 million of the bond proceeds have been expended as of December 31, 2002. During the construction period, we retain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the completion of construction, our failure to comply with the lease agreement (which is within our control), or our termination of the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an annual rate of 6.78%.

We remain contingently liable until December 1, 2015, for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $182 million par value special facilities revenue bonds issued by the Port Authority. US Airways has not yet decided whether to assume or reject the lease in its bankruptcy. US Airways is required to remain current on all obligations under the lease that arise after the filing of bankruptcy until they make such decision. If US Airways defaults on these obligations, we will be required to cure the default, and we would have the right to occupy the terminal after US Airways' interest in the lease has been terminated. If US Airways rejects the lease, we will become liable for all obligations under the lease and will have the immediate right to occupy the terminal.

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2002, we had firm commitments for 67 aircraft from Boeing, with an estimated cost of approximately $2.5 billion. The 67 aircraft are scheduled to be delivered between late 2003 and mid 2008, with four aircraft scheduled for delivery in the fourth quarter of 2003. We do not have backstop financing from Boeing or any other financing currently in place for the 67 aircraft. In addition, at December 31, 2002, we had firm, but unfinanced, commitments to purchase 13 spare engines related to the new Boeing aircraft for approximately $79 million, which will be deliverable through March 2005. Financing will be needed to satisfy our capital commitments for our aircraft and aircraft-related expenditures such as engines, spare parts and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures. Deliveries of new Boeing aircraft are expected to increase aircraft rental, depreciation and interest costs while generating cost savings in the areas of maintenance, fuel and pilot training.

As of December 31, 2002, the estimated aggregate cost of ExpressJet's firm commitments for 86 Embraer regional jets was approximately $1.7 billion. In February 2003, ExpressJet and Embraer agreed in principle to amend ExpressJet's purchase agreement to slow the pace of regional jet deliveries. Based on this agreement in principle, ExpressJet currently anticipates taking delivery of 36 regional jets in 2003. ExpressJet also holds options for an additional 100 Embraer regional jets exercisable through 2007. ExpressJet does not have any obligation to take delivery of any of these firm Embraer aircraft that are not financed by a third party and leased to them or us. In addition, ExpressJet expects to purchase 17 spare engines for approximately $47 million through the first quarter of 2005. ExpressJet would have no obligation to acquire the spare engines if the firm order aircraft were not delivered for any reason.

Capital expenditures for 2003 are expected to be $330 million. Including net purchase deposits paid of $30 million, net capital expenditures for 2003 are expected to be $360 million.

We expect to fund our future capital commitments through internally generated funds together with general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our cash flow in the future periods set forth below (in millions):
	Related Cash Outflow						Later Years
	Total	2003	2004	2005	2006	2007

Debt and leases:
Long-term debt (1)	$ 5,407	$ 468	$ 429	$ 638	$ 484	$ 734	$ 2,654
Capital lease obligations (1)	637	43	41	42	43	31	437
TIDES (2)	248	-	-	-	-	-	248
Aircraft operating leases	11,487	917	881	902	798	795	7,194
Nonaircraft operating leases	7,628	337	336	357	349	358	5,891
Future operating leases (3)	1,781	8	50	112	115	115	1,381

Other:
Capacity Purchase Agreement (4)	3,825	1,055	1,228	1,036	506	-	-
Aircraft and spare engine purchase commitments (3)	2,476	210	691	635	408	406	126
Purchase obligations (5)	954	189	189	189	189	176	22

Total	$34,443	$3,227	$3,845	$3,911	$2,892	$2,615	$17,953
  Excludes interest.
  Continental-obligated mandatorily redeemable preferred security of subsidiary trust, excluding distributions.
  Amounts shown are net of previously paid purchase deposits. Amounts do not reflect the agreement in principle to slow the pace of regional jet deliveries discussed above under "Purchase Commitments".
  Payments related to these commitments are eliminated in consolidated financial statements. See Item 8. Financial Statements and Supplementary Data, Note 3 for assumptions used to calculate the future minimum noncancelable commitments. Amounts do not reflect the agreement in principle to extend the exclusivity of the agreement discussed below under "Capacity Purchase Agreement".
  Represents noncancelable commitments to purchase goods and services, including block space agreement and information technology support.

Capacity Purchase Agreement. Our capacity purchase agreement with ExpressJet provides that we purchase, in advance, all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Under the agreement, ExpressJet has the right through December 31, 2005 to be our sole provider of regional jet service from our hubs. We have an agreement in principle with ExpressJet to extend this exclusivity agreement through December 31, 2006. We previously announced our intention to sell or otherwise dispose of our remaining interests in ExpressJet. If we do so, we would report greater fixed costs, which could result in lower or more volatile earnings or both. For example, for the year ended December 31, 2002, our net loss of $451 million included net income for ExpressJet of $84 million.

General Guarantees and Indemnifications. We are the lessee under many real estate leases. It is common in such commercial lease transactions for us as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to our use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify such parties for any environmental liability that arises out of or relates to our use of the leased premises.

In our aircraft financing agreements, we typically indemnify the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate we lease and aircraft we operate.

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.4 billion of floating rate debt at December 31, 2002. In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks, and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $77 million at December 31, 2002.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Deferred Tax Assets. We have not paid federal income taxes in the last two years. As of December 31, 2002, we had a net deferred tax liability of $520 million including gross deferred tax assets aggregating $1,801 million, $704 million related to net operating losses ("NOLs"), and a valuation allowance of $603 million.

At December 31, 2002, we had estimated tax NOLs of $2.0 billion for federal income tax purposes that will expire through 2022. Due to our ownership change on April 27, 1993, the ultimate utilization of our NOLs may be limited. Reflecting this limitation, we had a valuation allowance of $219 million and $245 million at December 31, 2002 and 2001. The change in valuation allowance during 2002 relates to previously reserved credits that expired in 2002 resulting in removal of both the deferred tax asset and the related valuation allowance.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 4.65% for December 2002). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets that we held at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $22 million per year other than through the recognition of future built-in gain transactions.

We believe that Holdings' initial public offering created a change in ownership limitation on the utilization of ExpressJet's NOLs. As a result, ExpressJet will be limited in the utilization of its NOLs to offset up to approximately $43 million of post-change taxable income per year. At December 31, 2002, ExpressJet's stand-alone NOLs were $105 million, which expire between 2004 and 2020. We do not expect this limitation to have any material impact on our financial condition.

Employees. The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental, ExpressJet and Continental Micronesia, Inc. ("CMI"):

Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Pilots	4,200	Air Line Pilots Association International ("ALPA")	October 2002

ExpressJet Pilots	1,720	ALPA	October 2002

Continental Dispatchers	120	Transport Workers Union ("TWU")	October 2003

ExpressJet Dispatchers	60	TWU	July 2004

Continental Mechanics	3,450	International Brotherhood of Teamsters ("Teamsters")	December 2006

ExpressJet Mechanics	870	Teamsters	February 2004

CMI Mechanics	110	Teamsters	December 2006

Continental Flight Attendants	6,930	International Association of Machinists and Aerospace Workers ("IAM")	October 2004

ExpressJet Flight Attendants	730	IAM	December 2004

CMI Flight Attendants	300	IAM	June 2005

CMI Fleet and Passenger Service Employees	470	Teamsters	December 2006

Continental Flight Simulator Technicians	50	TWU	Negotiations for initial contract ongoing

In December 2002, our mechanics, represented by the Teamsters, ratified a new four-year collective bargaining agreement. The mechanics agreement makes an adjustment to current pay and recognizes current industry conditions with a provision to re-open negotiations regarding wages, pension and health insurance provisions in January 2004. Work rules and other contract items are established through 2006.

Collective bargaining agreements between both us and ExpressJet and our respective pilots (who are represented by ALPA) became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with ALPA in September 2002 and are continuing.

Environmental Matters. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have recorded an insurance recovery receivable based on the recovery rate experienced on other environmental matters. We have not recognized any receivables from insurers that denied coverage.

We expect our total losses from environmental matters, net of probable insurance recoveries, to be $37 million for which we were fully accrued at December 31, 2002. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs in excess of anticipated insurance proceeds are adequate, reserves could be adjusted as further information develops or circumstances change. We cannot currently calculate any increase that might be required in our environmental reserves or predict the outcome of our insurance dispute. However, we do not expect these items to materially impact our financial condition, results of operations or liquidity.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Item 8. "Financial Statements and Supplementary Data, Note 1 - Summary of Significant Accounting Policies".

    Pension Plans. We account for our defined benefit pension plans using Statement of Financial Accounting Standards 87, "Employer's Accounting for Pensions" ("SFAS 87"). Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $185 million, $127 million, and $124 million in 2002, 2001 and 2000, respectively. We expect our pension expense to be approximately $326 million in 2003.

The fair value of our plan assets decreased from $956 million at December 31, 2001 to $866 million at December 31, 2002. Lower investment returns, benefit payments and declining discount rates have increased our plans' under-funded status from $587 million at December 31, 2001 to $1.2 billion at December 31, 2002. Funding requirements for defined benefit plans are determined by government regulations, not SFAS 87. We anticipate that we will make a cash contribution to our plans of $141 million in 2003.

The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

We assumed that our plans' assets would generate a long-term rate of return of 9.0% at December 31, 2002. This rate is lower than the assumed rate of 9.5% used at both December 31, 2001 and 2000. We develop our expected long-term rate of return assumption by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets to the following fund types:

	Percent of Total	Expected Long-Term Rate of Return

Equities	45%	10.0
Fixed Income	28	6.5
International	17	10.0
Other	10	13.0
Total	100%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by 0.5% (from 9.0% to 8.5%) would increase our estimated 2003 pension expense by approximately $4 million.

We discounted our future pension obligations using a rate of 6.75% at December 31, 2002, compared to 7.5% at December 31, 2001 and 8.0% at December 31, 2000. We determine the appropriate discount based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% (from 6.75% to 6.25%) would increase our pension liability at December 31, 2002 by approximately $190 million and increase our estimated 2003 pension expense by approximately $33 million.

At December 31, 2002, we have unrecognized actuarial losses of $1.1 billion. These losses will be recognized as a component of pension expense in future years. We estimate that the recognition of these losses will increase pension expense by approximately $84 million, $74 million and $65 million in 2003, 2004 and 2005, respectively.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

    Revenue Recognition. We recognize passenger revenue and related commissions, if any, when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Effective October 1, 2002, unused nonrefundable tickets expire on the date of intended flight unless the date is extended by payment of a change fee. Prior to October 1, 2002, unused nonrefundable tickets expired one year from the date the ticket was sold, or for partially used tickets, the date of first flight. The amount of passenger ticket sales and commissions not yet recognized as revenue is reflected as air traffic liability and prepaid commissions, respectively, in our consolidated balance sheet. We perform periodic evaluations of this estimated liability and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions, and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price. These amounts have been materially consistent from year to year.
    Impairments of Long-Lived Assets. We record impairment losses on long-lived assets used in operations, primarily property and equipment and airport operating rights, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

We recognized fleet impairment losses in both 2002 and 2001, each of which was partially the result of the September 11, 2001 terrorist attacks and the related aftermath. These events resulted in a reevaluation of our operating and fleet plans, resulting in the grounding of certain older aircraft types or acceleration of the dates on which the related aircraft were to be removed from service. The grounding or acceleration of aircraft retirement dates resulted in reduced estimates of future cash flows. In 2002, we determined that the carrying amounts of our owned MD-80 and ATR-42 aircraft were no longer recoverable and recognized an impairment charge of $100 million. In 2001, we determined that the carrying amounts of our owned DC 10-30, ATR-42, EMB-120 and Boeing 747 and 727 aircraft and related inventories were no longer recoverable and recognized an impairment charge of approximately $61 million. We estimated the fair value of these aircraft and related inventory based on industry trends, and, where available, reference to market rates and transactions. All other long-lived assets, principally our other fleet types and airport operating rights, were determined to be recoverable based on our estimates of future cash flows. For purposes of this computation, our assumptions about future cash flows reflect a return to more historical levels of industry profitability on a longer-term basis.

We also perform annual impairment tests on our routes, which are indefinite life intangible assets. These tests are based on estimates of discounted future cash flows, using assumptions consistent with those used for aircraft and airport operating rights impairment tests. We determined that we did not have any impairment of our routes at December 31, 2002.

We provide an allowance for spare parts inventory obsolescence over the remaining useful life of the related aircraft, plus allowances for spare parts currently identified as excess. These allowances are based on our estimates and industry trends, which are subject to change, and, where available, reference to market rates and transactions. The estimates are more sensitive when we near the end of a fleet life or when we remove entire fleets from service sooner than originally planned.

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

We also sell mileage credits in our frequent flyer program, "OnePass", to participating partners, such as credit card companies, phone companies, hotels and car rental agencies. Revenue from the sale of mileage credits is deferred and recognized as "passenger revenue" when transportation is likely to be provided, based on estimates of the fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair value are recognized in income currently and classified as a reimbursement of advertising expenses. A change to either the time period over which the credits are used or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years.

Recently Issued Accounting Standards. In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We adopted SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in Item 8. "Financial Statements and Supplementary Data, Note 15 - Commitments and Contingencies". We do not expect FIN 45 to have a material effect on our results of operations.

In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We are evaluating the impact of the new interpretation.

Related Party Transactions. See Item 8. Financial Statements and Supplementary Data, Note 16 in the notes to consolidated financial statements for a discussion of related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market Risk Sensitive Instruments and Positions

We are subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to investments in equity and debt securities. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments. We do not hold or issue derivative financial instruments for trading purposes.

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2002 and 2001, aircraft fuel accounted for 12.1% and 13.5%, respectively, of our operating expenses (excluding severance and other special charges and Stabilization Act grant). From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending on the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. We have hedged approximately 95% of our fuel requirements for the first quarter of 2003 with petroleum call options at $33 per barrel, which would not limit our ability to benefit from a decline in oil prices. As of December 31, 2002, we had approximately 23% of our projected 2003 fuel requirements hedged as compared to no fuel hedges in place as of December 31, 2001. We estimate that a 10% increase in the price per gallon of aircraft fuel would result in a $10 million increase in the fair value of the petroleum call options existing at December 31, 2002.

Foreign Currency. We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. We attempt to mitigate the effect of certain potential foreign currency losses by entering into forward and option contracts that effectively enable us to sell Japanese yen expected to be received from yen-denominated net cash flows over the next six to 12 months at specified exchange rates. As of December 31, 2002, we had entered into option contracts to hedge approximately 90% of our projected yen-denominated net cash flows for the first six months of 2003, as compared to having in place forward contracts to hedge approximately 80% of our full-year 2002 projected yen-denominated net cash flows at December 31, 2001. We estimate that at December 31, 2002, a 10% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing option contracts by $4 million, offset by a corresponding loss on the underlying 2003 Japanese yen exposure of $15 million, resulting in a net $11 million loss as compared to a $10 million increase in the fair value of existing forward contracts offset by a corresponding loss on the underlying exposure of $12 million resulting in a net $2 million loss at December 31, 2001.

Interest Rates. Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments).

We had approximately $1.4 billion and $1.0 billion of variable-rate debt as of December 31, 2002 and 2001, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate cap and swap agreements. Our interest rate cap, which limited the amount of potential increase in the LIBOR rate component of our floating rate debt to a maximum of 9% over the term of the contract, expired July 31, 2002. The interest rate swap outstanding at December 31, 2002 and 2001 had notional amounts of $162 million and $170 million, respectively. The interest rate swap effectively locks us into paying a fixed rate of interest on a portion of our floating rate debt securities through 2005. If average interest rates increased by 100 basis points during 2003 as compared to 2002, our projected 2003 interest expense would increase by approximately $11 million, net of interest rate swap. At December 31, 2001, an interest rate increase of 100 basis points during 2002 as compared to 2001 was projected to increase 2002 interest expense by approximately $8 million, net of interest rate cap and swap.

As of December 31, 2002 and 2001, we estimated the fair value of $3.3 billion and $2.7 billion (carrying value) of our fixed-rate debt to be $2.6 billion and $2.5 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates, was approximately $107 million and $115 million as of December 31, 2002 and 2001, respectively. The fair value of the remaining fixed-rate debt at December 31, 2002 and 2001, (with a carrying value of $684 million and $526 million, respectively), was not practicable to estimate.

If 2003 average short-term interest rates decreased by 100 basis points over 2002 average rates, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $11 million during 2003, compared to an estimated $11 million decrease during 2002 measured at December 31, 2001.

Investments in Equity Securities. We have a 49% equity investment in Copa Airlines of Panama ("Copa") and a 13% equity interest in Orbitz which are also subject to price risk. However, since a readily determinable market value does not exist for either Copa or Orbitz (each is privately held), we are unable to quantify the amount of price risk sensitivity inherent in these investments. At December 31, 2002 and 2001, the carrying value of the investment in Copa was $66 million and $53 million, respectively. At December 31, 2002 and 2001, the carrying value of our investment in Orbitz was $8 million and $12 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

ERNST & YOUNG LLP

Houston, Texas

January 15, 2003

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2002	2001	2000
Operating Revenue:
Passenger	$7,862	$8,457	$9,308
Cargo, mail and other	540	512	591
	8,402	8,969	9,899
Operating Expenses:
Wages, salaries and related costs	2,959	3,021	2,875
Aircraft fuel	1,023	1,229	1,393
Aircraft rentals	902	903	844
Landing fees and other rentals	633	581	532
Maintenance, materials and repairs	476	568	646
Depreciation and amortization	444	467	402
Reservations and sales	380	445	455
Passenger services	296	347	362
Fleet impairment losses, severance and other special charges	242	124	-
Commissions	212	364	526
Other	1,135	1,193	1,135
Stabilization Act grant	12	(417)	-
	8,714	8,825	9,170

Operating Income (Loss)	(312)	144	729

Nonoperating Income (Expense):
Interest expense	(356)	(295)	(251)
Interest capitalized	36	57	57
Interest income	24	45	87
Other, net	(7)	(65)	(60)
	(303)	(258)	(167)

Income (Loss) before Income Taxes and Minority Interest	(615)	(114)	562
Income Tax Benefit (Expense)	202	29	(219)
Minority Interest	(28)	-	-
Distributions on Preferred Securities of Trust, net of applicable income taxes of $6, $6 and $1	(10)	(10)	(1)
Net Income (Loss)	$ (451)	$ (95)	$ 342

Earnings (Loss) per Share:
Basic	$ (7.02)	$ (1.72)	$ 5.62
Diluted	$ (7.02)	$ (1.72)	$ 5.45

Shares Used for Computation:
Basic	64.2	55.5	60.7
Diluted	64.2	55.5	62.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

	December 31,
ASSETS	2002	2001

Current Assets:
Cash and cash equivalents, including restricted cash of $62 and $30	$ 1,225	$ 1,132
Short-term investments	117	-
Accounts receivable, net of allowance for doubtful receivables of $30 and $27	377	404
Spare parts and supplies, net of allowance for obsolescence of $98 and $80	248	272
Deferred income taxes	165	192
Prepayments and other	145	144
Total current assets	2,277	2,144

Property and Equipment:
Owned property and equipment:
Flight equipment	6,762	5,592
Other	1,275	1,092
	8,037	6,684
Less: Accumulated depreciation	1,599	1,249
	6,438	5,435

Purchase deposits for flight equipment	269	454

Capital leases:
Flight equipment	117	223
Other	262	234
	379	457
Less: Accumulated amortization	118	193
	261	264
Total property and equipment	6,968	6,153

Routes	684	684
Airport operating rights, net of accumulated amortization of $268 and $244	325	349
Intangible pension asset	144	148
Investment in unconsolidated subsidiaries	82	71
Other assets, net	260	242

Total Assets	$10,740	$ 9,791

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)
	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 493	$ 355
Accounts payable	930	1,008
Air traffic liability	882	1,014
Accrued payroll	285	278
Accrued other liabilities	336	291
Total current liabilities	2,926	2,946

Long-Term Debt and Capital Leases	5,222	4,198

Deferred Income Taxes	520	710

Accrued Pension Liability	723	296

Other	329	237

Commitments and Contingencies

Minority Interest	7	-

Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of Continental	241	243

Redeemable Preferred Stock of Subsidiary	5	-

Stockholders' Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,203,321 and 88,617,001 shares issued in 2002 and 2001	1	1
Additional paid-in capital	1,391	1,069
Retained earnings	910	1,361
Accumulated other comprehensive loss	(395)	(130)
Treasury stock - 25,442,529 shares, at cost	(1,140)	(1,140)
Total stockholders' equity	767	1,161
Total Liabilities and Stockholders' Equity	$10,740	$ 9,791

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$ (451)	$ (95)	$ 342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(179)	(40)	224
Depreciation and amortization	444	467	402
Fleet disposition/impairment losses	242	61	-
Other, net	4	51	(58)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(23)	73	6
(Increase) decrease in spare parts and supplies	4	(20)	(72)
Increase (decrease) in accounts payable	(79)	(8)	159
Increase (decrease) in air traffic liability	(132)	(111)	163
Increase (decrease) in other liabilities	92	167	(260)
Net cash (used in) provided by operating activities	(78)	545	906
Cash Flows from Investing Activities:
Capital expenditures	(539)	(568)	(511)
Purchase deposits paid in connection with future aircraft deliveries	(73)	(432)	(640)
Purchase deposits refunded in connection with aircraft delivered	219	337	577
Sale (purchase) of short-term investments	(117)	24	368
Proceeds from disposition of property and equipment	9	11	135
Other	(43)	(26)	3
Net cash used in investing activities	(544)	(654)	(68)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	596	436	157
Payments on long-term debt and capital lease obligations	(383)	(367)	(707)
Proceeds from sale of ExpressJet, net	447	-	-
Proceeds from issuance of preferred securities of trust, net	-	-	242
Purchase of common stock	-	(451)	(450)
Proceeds from issuance of common stock	23	241	92
Other	-	(11)	3
Net cash provided by (used in) financing activities	683	(152)	(663)
Net Increase (Decrease) in Cash and Cash Equivalents	61	(261)	175
Cash and Cash Equivalents - Beginning of Period (1)	1,102	1,363	1,188
Cash and Cash Equivalents - End of Period (1)	$1,163	$1,102	$1,363

Supplemental Cash Flows Information:
Interest paid	$ 345	$ 314	$ 276
Income taxes paid (refunded)	$ (31)	$ (4)	$ 7
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 908	$ 707	$ 808
Capital lease obligations incurred	$ 36	$ 95	$ 53

  Excludes restricted cash of $62 million, $30 million, $8 million and $10 million at December 31, 2002, 2001, 2000 and 1999, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                      (In millions)
	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income/(Loss)	Treasury Stock, At Cost

December 31, 1999	$ 871	$1,114	$ (1)	$542	$(392)

Net Income	-	342	-	$342	-
Purchase of Common Stock	(1)	-	-	-	(449)
Reissuance of Treasury Stock pursuant to Stock Plans	(45)	-	-	-	137
Reclass for Redeemable Common Stock	(450)	-	-	-	-
Other	4	-	14	14	15
December 31, 2000	379	1,456	13	$ 356	(689)

Net Loss	-	(95)	-	(95)	-
Increase in Additional Minimum Pension Liability, net of applicable income taxes of $77	-	-	(138)	(138)	-
Purchase of Common Stock	-	-	-	-	(451)
Issuance of Common Stock pursuant to Stock Plans	79	-	-	-	-
Issuance of Common Stock pursuant to Stock Offering	173	-	-	-	-
Reclass for Redeemable Common Stock	450	-	-	-	-
Other	(12)	-	(5)	(5)	-
December 31, 2001	1,069	1,361	(130)	$(238)	(1,140)

Net Loss	-	(451)	-	(451)	-
Increase in Additional Minimum Pension Liability, net of applicable income taxes of $146	-	-	(250)	(250)	-
Issuance of Common Stock pursuant to Stock Plans	36	-	-	-	-
Sale of ExpressJet Holdings Stock, net of applicable income taxes of $175	291	-	-	-	-
Other	(5)	-	(15)	(15)	-
December 31, 2002	$1,391	$ 910	$ (395)	$ (716)	$(1,140)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                   NUMBER OF SHARES  (in thousands)

	Class A Common Stock	Class B Common Stock	Treasury Stock

December 31, 1999	11,321	54,160	9,764
Purchase of Common Stock	-	(10,545)	10,545
Reissuance of Treasury Stock pursuant to Stock Plans	-	3,365	(3,365)
Reissuance of Treasury Stock pursuant to a reclassification of Class A to Class B Common Stock	(357)	357	(357)
Issuance of Common Stock pursuant to Stock Plans	-	150	-
December 31, 2000	10,964	47,487	16,587

Repurchase of Northwest Stock	(6,686)	-	8,824
Purchase of Common Stock	-	(23)	23
Issuance of Common Stock pursuant to Stock Offering	-	7,751	-
Issuance of Common Stock pursuant to Stock Plans	-	2,313	-
Issuance of Common Stock pursuant to Conversion of Class A to Class B Common Stock	(4,278)	5,646	-
Other	-	-	9
December 31, 2001	-	63,174	25,443

Issuance of Common Stock pursuant to Stock Plans	-	2,587	-
December 31, 2002	-	65,761	25,443

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc. is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the fifth largest United States airline (as measured by 2002 revenue passenger miles) and, together with our subsidiaries, ExpressJet Holdings, Inc. ("Holdings"), and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, served 223 airports worldwide at January 15, 2003. As of this date, we fly to 129 domestic and 94 international destinations and offer additional connecting service through alliances with domestic and foreign carriers. We directly serve 15 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo and are one of the leading airlines providing service to Mexico and Central America, serving 28 cities, more destinations than any other United States airline. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

The current U.S. domestic airline industry environment is the worst in our history. Prior to September 2001, we were profitable, although many U.S. air carriers were losing money and our profitability was declining. The terrorist attacks of September 11, 2001 dramatically worsened the difficult financial environment and presented new and greater challenges for the airline industry. Although we have been able to raise capital, downsize our operations and reduce our expenses significantly, we have reported significant losses since the terrorist attacks, and current trends in the airline industry make it likely that we will continue to post significant losses for the foreseeable future.

Absent adverse factors outside our control such as those described herein, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2003 (and beyond if we are successful in implementing our previously announced revenue generation and cost cutting measures, as well as additional measures currently being developed). However, we believe that the economic environment must improve for us to continue to operate at our current size and expense level beyond that time. We anticipate that our previously announced capacity and cost reductions, together with the capacity reductions announced by other carriers and capacity reductions that could come from restructurings within the industry, should result in a better financial environment by the end of 2003, absent adverse factors outside our control such as a further economic recession, additional terrorist attacks, and a war affecting the United States, if the war were prolonged.

As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Principles of Consolidation -

  Our consolidated financial statements include the accounts of Continental and its operating subsidiaries, Holdings and CMI. We currently own 53.1% of the common stock of Holdings and 100% of CMI. All intercompany transactions have been eliminated in consolidation. The portion of Holdings' earnings that is attributable to its outside owners is deducted from our consolidated statement of operations as minority interest and the portion of Holdings' stockholders' equity that is attributable to its outside owners is reported on the accompanying consolidated balance sheets as minority interest.

  Investments in Unconsolidated Affiliates -

  Investments in unconsolidated affiliates are accounted for by the equity method when we hold more than 20% but less than 50% interest, or below 20% interest but have significant influence over the operations of the companies.

  Use of Estimates -

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents -

  Cash and cash equivalents consist of cash and short-term, highly liquid investments, which are readily convertible into cash and have a maturity of three months or less when purchased. Consolidated cash at December 31, 2002 included $62 million which is restricted and $121 million held by ExpressJet Airlines, Inc. ("ExpressJet"), a wholly owned subsidiary of Holdings. The restricted cash is primarily collateral for letters of credit and interest rate swap agreements.

  Short-Term Investments -

  We invest in commercial paper, asset-backed securities and U.S. government agency securities with original maturities in excess of 90 days but less than one year. These investments are classified as short-term investments in the accompanying consolidated balance sheet. Short-term investments are stated at cost, which approximates market value, and are classified as held-to-maturity securities.

  Spare Parts and Supplies -

  Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value. These allowances are based on management estimates, which are subject to change.

  Property and Equipment -

  Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Jet aircraft are assumed to have an estimated residual value of 10% to 15% of original cost; other categories of property and equipment are assumed to have no residual value. The estimated useful lives for our property and equipment are as follows:
Estimated Useful Life

Jet aircraft and simulators	25 to 30 years
Buildings and improvements	10 to 30 years
Food service equipment	6 to 10 years
Maintenance and engineering equipment	8 years
Surface transportation and ground equipment	6 years
Communication and meteorological equipment	5 years
Computer software	2 to 10 years
Capital lease - flight and ground equipment	Lease Term

  Routes and Airport Operating Rights -

  Routes represent the right to fly between cities in different countries. Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport). Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," and discontinued amortization of our goodwill on investments in unconsolidated subsidiaries and routes, which are indefinite-lived intangible assets. We performed an impairment test upon the adoption of SFAS 142 and an annual test in the fourth quarter of 2002. Our tests indicated that we did not have any impairment of our routes. Airport operating rights are amortized over the stated term of the related lease or 20 years.

  Pro forma results for the years ended December 31, 2001 and 2000, assuming the discontinuation of amortization of routes and goodwill amortization on investments in unconsolidated subsidiaries had occurred at the earliest date shown, are presented below (in millions, except per share data).

	2001	2000

Reported net income (loss)	$ (95)	$ 342
Route and goodwill amortization, net of taxes	15	14
Adjusted net income (loss)	$ (80)	$ 356

Basic earnings (loss) per share:
As reported	$(1.72)	$ 5.62
Route and goodwill amortization, net of taxes	0.27	0.23
Pro forma	$ (1.45)	$ 5.85

Diluted earnings (loss) per share:
As reported	$(1.72)	$ 5.45
Route and goodwill amortization, net of taxes	0.27	0.22
Pro forma	$ (1.45)	$ 5.67

  Measurement of Impairment of Long-Lived Assets -

  Effective January 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS 144 had no effect on our results of operations. We record impairment losses on long-lived assets used in operations, consisting principally of property and equipment and airport operating rights, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets.

  Revenue/Air Traffic Liability -

  Passenger revenue is recognized either when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Effective October 1, 2002, unused nonrefundable tickets expire on the date of intended flight, unless the date is extended by payment of a change fee. Prior to October 1, 2002, nonrefundable tickets expired one year from the date the ticket was sold, or for partially used tickets, the date of first flight. We also sell mileage credits in our frequent flyer program, "OnePass", to participating partners, such as credit card companies, phone companies, hotels and car rental agencies. Revenue from the sale of mileage credits is deferred and recognized as "passenger revenue" when transportation is likely to be provided, based on estimates of the fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair value are recognized in income currently and classified as a reimbursement of advertising expenses. Revenue from the shipment of cargo and mail is recognized when transportation is provided. Other revenue includes charter services, ticket change fees and other incidental services.

  The amount of passenger ticket sales and sales of mileage credits to partners not yet recognized as revenue is included in the accompanying consolidated balance sheets as air traffic liability. We perform periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions, and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

  Frequent Flyer Program -

  We record an estimated liability for the incremental cost associated with providing OnePass award transportation at the time a free travel award is earned. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic liability.

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

  Maintenance and Repair Costs -

  Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, including engine overhaul costs covered by power by the hour agreements, which are expensed on the basis of hours flown.

  Advertising Costs -

  We expense the costs of advertising as incurred. Gross advertising expense was $89 million, $98 million and $111 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are reported in the consolidated statement of operations net of the reimbursement of some of our advertising expenses by third-party purchasers of our OnePass miles.

  Stock Plans and Awards -

  We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No stock-based employee compensation cost is reflected in net income (loss) for our stock option plans, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

  The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-based Compensation," for the years ended December 31, 2002, 2001 and 2000. See Note 9 for the assumptions we used to compute the pro forma amounts.
	2002	2001	2000

Net income (loss), as reported	$(451)	$(95)	$342
Deduct/Add Back: total stock-based employee compensation (expense) income determined under SFAS 123, net of tax	(20)	6	(20)
Net income (loss), pro forma	$(471)	$(89)	$322

Earnings (loss) per share
Basic, as reported	$(7.02)	$(1.72)	$5.62
Basic, pro forma	$(7.33)	$(1.61)	$5.29

Diluted, as reported	$(7.02)	$(1.72)	$5.45
Diluted, pro forma	$(7.33)	$(1.61)	$5.13
  Recently Issued Accounting Standards -

  In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, "Accounting for Costs Associated with Disposal or Exit Activities". SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We adopted SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

  In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in Note 15. We do not expect FIN 45 to have a material effect on our results of operations or balance sheet.

  In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We are evaluating the impact of the new interpretation.

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
	2002	2001	2000

Numerator:
Net income (loss)	$(451)	$(95)	$342

Effect of dilutive securities:
Preferred Securities of Trust	-	-	1
	-	-	1

Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$(451)	$(95)	$343

Denominator:
Denominator for basic earnings (loss) per share - weighted- average shares	64.2	55.5	60.7

Effect of dilutive securities:
Employee stock options	-	-	1.1
Preferred Securities of Trust	-	-	0.6
Potentially Dilutive Shares (Northwest Repurchase)	-	-	0.4
Dilutive potential common shares	-	-	2.1

Denominator for diluted earnings (loss) per share - adjusted weighted - average and assumed conversions	64.2	55.5	62.8

Approximately 4.0 million in 2002, 6.0 million in 2001 and 1.1 million in 2000 of weighted average options to purchase shares of our Class B common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

NOTE 3 - EXPRESSJET INITIAL PUBLIC OFFERING AND CAPACITY PURCHASE AGREEMENT

Initial Public Offering

In April 2002, Holdings, our then wholly owned subsidiary and the sole stockholder of ExpressJet, which operates as "Continental Express", sold 10 million shares of its common stock in an initial public offering and used the net proceeds to repay $147 million of ExpressJet's indebtedness to us. In addition, we sold 20 million of our shares of Holdings common stock in the offering for net proceeds of $300 million. The sale of Holdings' shares and our shares in the offering was accounted for as a capital transaction resulting in a $291 million increase in additional paid-in capital and a $175 million increase in tax liabilities. We contributed $150 million of our proceeds to our defined benefit pension plan and used the remainder of our proceeds for general corporate purposes.

In connection with the offering, our ownership of Holdings fell to 53.1%. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we intend to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future. When our ownership of Holdings falls below 50%, we will deconsolidate Holdings from our financial statements.

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

Capacity Purchase Agreement with ExpressJet

General. Effective January 1, 2001, we implemented a capacity purchase agreement with ExpressJet. Under the capacity purchase agreement, ExpressJet currently flies all of its aircraft (which consist entirely of regional jet aircraft) on our behalf, and we handle scheduling, ticket prices and seat inventories for these flights. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay them for each scheduled block hour based on an agreed formula. ExpressJet recognizes revenue based on the compensation it earns from us for providing capacity. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. The payments made to ExpressJet under the agreement are eliminated in our consolidated financial statements. However, the minority interest in Holdings' earnings reported as a deduction on our consolidated statement of operations is based on Holdings' stand-alone earnings under the capacity purchase agreement.

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

  Fully-reconciled costs. Actual costs incurred plus a 10% margin on fuel-related expenses (up to the cap discussed below), aircraft rent, airport terminal facility rent, depreciation and amortization, certain employee benefits, taxes other than income taxes, passenger liability insurance, hull and war risk insurance, landing fees, screening and security at ExpressJet-managed stations, administrative and ground handling services provided by us, various flight crew costs and regional jet engine maintenance expenses under long-term third party contracts;
  Costs within the margin band. Forecasted costs plus a 10% margin on those costs implicit in the block hour rates (irrespective of actual costs incurred) on maintenance, materials, repairs, passenger services, other rentals, and other operating expenses not included in (i) above. However, if ExpressJet's actual expenses in this category are sufficiently different from the forecasts implicit in the block hour rates so that its total operating margin -- excluding the effects of the costs in category (iii) below as well as unanticipated changes in its depreciation expense, any performance incentive payments, controllable cancellations, litigation costs and other costs that are not included in the block hour rates and are not reasonable and customary in the industry -- is either below 8.5% or above 11.5% calculated on a quarterly basis, then the overall revenue will be adjusted upward or downward to result in an 8.5% or 11.5% margin as applicable; and,
  Unreconciled costs. Forecasted costs plus a 10% margin on those costs implicit in the block hour rates (irrespective of actual costs incurred) on wages and salaries, and benefits not included in categories (i) and (ii).

Our payments to ExpressJet under the capacity purchase agreement totaled $1.1 billion and $980 million in 2002 and 2001, respectively. Such amounts are eliminated in the accompanying consolidated financial statements because we consolidate ExpressJet. Our future payments under the capacity purchase agreement are dependent on numerous variables, and therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. However, if we changed our utilization of ExpressJet's aircraft, we would also change the number of available seat miles on ExpressJet's flights and the revenue that we generate by selling those seats. Any decision by us to change the utilization of ExpressJet's aircraft (or to remove aircraft from the capacity purchase agreement) would be made by determining the net effect of such change on our income and cash flow, taking into account not only our cash commitment to ExpressJet but also our expected revenue from ExpressJet's flights.

Set forth below are estimates of our future minimum noncancelable commitments under the capacity purchase agreement.  These estimates of our future minimum noncancelable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (i) that ExpressJet's aircraft deliveries continue as scheduled through June 2004, (ii) an annual inflation rate of 2% beginning in 2005 (contracted rates through 2004), (iii) a fuel rate of 66 cents per gallon, (iv) that we exercise our rights to initiate termination of the capacity purchase agreement at the earliest possible date permitted under the contract (January 1, 2006), (v) that prior to termination we exercise our rights to remove as many aircraft as quickly as contractually permitted (beginning July 1, 2004) from the capacity purchase agreement, (vi) an average daily utilization rate of 8.2 hours for 2003, and 8.9 hours for 2004 through 2006, and (vii) cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet. Based on these assumptions, our future minimum noncancelable commitments under the capacity purchase agreement at December 31, 2002 are estimated as follows (in millions):
2003	$1,055
2004	1,228
2005	1,036
2006	506
2007 and thereafter	-
Total	$3,825

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2003 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreement of approximately 7% or $70 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that ExpressJet's rate of controllable or uncontrollable cancellations is less than its historical cancellation rate, ExpressJet will be entitled to additional payments. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for first flights of a day departing on time and baggage handling performance. As a result of a better-than-expected completion rate and other incentives in 2002, we paid ExpressJet an additional $18 million contributing to the increase in their overall operating margin to 13.6%.

Under the agreement and a related fuel purchase agreement, ExpressJet's fuel costs were capped at 61.1 cents per gallon in 2002 and are capped at 66.0 cents per gallon in 2003. Accordingly, we absorbed a portion of ExpressJet's fuel costs in 2002 and may continue to do so in the future.

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

In accordance with the agreement, ExpressJet has agreed to meet with us each year beginning in 2004 to review and set the block hour rates to be paid in the following year, in each case based on the formula used to set the original block hour rates (including a 10% targeted operating margin). If we and ExpressJet cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration. In addition, the agreement gives each party the right to "meet and confer" with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the agreement and whether the compensation provisions of the agreement should be changed as a result, but does not require any party to agree to any change in the compensation provisions.

Capacity and Fleet Matters. The agreement covers all of ExpressJet's existing fleet, as well as the 86 Embraer regional jets subject to firm orders. Under the capacity purchase agreement, beginning July 1, 2003, we have the right to give notice to ExpressJet reducing the number of its aircraft covered by the contract resulting in the earliest effective date for capacity reduction of July 1, 2004. Under the agreement, we are entitled to remove capacity under an agreed upon and disclosed methodology. If we remove aircraft from the terms of the agreement, ExpressJet will have the option to (i) fly the released aircraft for another airline (subject to its ability to obtain facilities, such as gates and slots, and subject to its exclusive arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (ii) fly the aircraft under ExpressJet's own flight designator code subject to its ability to obtain facilities, such as gates and slots, and subject to ExpressJet's exclusive arrangement with us respecting our hubs or (iii) decline to fly the aircraft and cancel the related subleases with us. If ExpressJet does not cancel the aircraft subleases, the interest rate used to calculate the scheduled lease payments will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

Term of Agreement. The agreement currently expires on December 31, 2010 but allows us to terminate the agreement at any time after December 31, 2005 upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the capacity purchase agreement. The services provided to ExpressJet by us include fuel service, certain customer services such as ground handling and infrastructure services, including but not limited to insurance, technology, accounting, legal, treasury, human resources and risk management. For providing these services, we charged ExpressJet approximately $205 million in each of 2002 and 2001. These amounts are eliminated in the accompanying consolidated financial statements.

Note Receivable from ExpressJet. At December 31, 2002 we had a $326 million note receivable from ExpressJet. During the fourth quarter of 2002, we received voluntary principal payments totaling $50 million. In accordance with our amended and restated promissory note agreement dated November 5, 2002 with ExpressJet, accrued interest on the note is payable quarterly by ExpressJet. In addition, ExpressJet will pay us quarterly principal and interest installments of $24 million on June 30, 2003 and $28 million beginning September 30, 2003. We anticipate that the final payment will be made on June 30, 2006. The interest rate is fixed for each quarter at a rate equal to the three-month London interbank offered rate ("LIBOR") on the second business day prior to such quarter plus 1.25% per annum, subject to an aggregate cap of 5.35% in 2003 and 6.72% in 2004. There are no such caps after 2004. The note receivable is eliminated in the accompanying consolidated financial statements.

Leases. As of December 31, 2002, ExpressJet subleased all 188 of its aircraft under long-term operating leases from us. ExpressJet's sublease agreements with us have substantially the same terms as the lease agreements between us and the lessors, and expire between 2013 and 2019. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the capacity purchase agreement by the amount of the defaulted payment. ExpressJet's total rental expense related to all leases with us was approximately $231 million and $196 million in 2002 and 2001, respectively. These amounts are eliminated in the accompanying consolidated financial statements.

Deferred Taxes. In conjunction with Holdings' offering, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. This increase in basis has resulted in the utilization of a substantial amount of ExpressJet's state net operating loss carryovers. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet will be required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We will not recognize for accounting purposes the benefit of the tax savings associated with ExpressJet's asset step-up until paid to us by ExpressJet due to the uncertainty of realization.

Other. So long as we are ExpressJet's largest customer, if it enters into an agreement with another major airline (as defined in the agreement) to provide regional airline services on a capacity purchase or other similar economic basis for 10 or more aircraft on terms and conditions that are in the aggregate less favorable to ExpressJet than the terms and conditions of the capacity purchase agreement, we will be entitled to amend our capacity purchase agreement to conform the terms and conditions of the capacity purchase agreement to the terms and conditions of the agreement with the other major airline.

NOTE 4 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):
	2002	2001

Secured
Notes payable, interest rates of 5.0% to 8.5%, payable through 2019	$3,446	$2,852
Floating rate notes, interest rates of LIBOR plus 0.45% to 1.3%, (1.9% to 2.7% as of December 31, 2002), Eurodollar plus 1.375% (2.8% as of December 31, 2002), payable through 2014	997	718
Revolving credit facility, floating interest rate of LIBOR plus 3.5% (4.9% as of December 31, 2002), payable through 2004	190	190
Floating rate notes, interest rate of LIBOR plus 4.53% (5.9% as of December 31, 2002), payable through 2007	146	-
Credit facility, floating interest rate of LIBOR plus 3.5%, payable through 2002	-	75
Floating rate note, interest rate of LIBOR plus 4.0% (5.4% as of December 31, 2002), payable through 2004	60	61
Notes payable, interest rates of 8.5% to 9.1%, payable through 2008	18	36
Note payable, interest rate of 9.9%, payable through 2003	30	-

Unsecured
Senior notes payable, interest rate of 8.0%, payable in 2005	195	200
Convertible notes, interest rate of 4.5%, payable in 2007	200	-
Note payable, interest rate of 8.1%, payable in 2008	111	110
Other	14	14
	5,407	4,256
Less: current maturities	468	328
Total	$4,939	$3,928

Substantially all of our property and equipment is subject to agreements securing our indebtedness.

We have a bank loan agreement with a syndicate of lenders that is secured by substantially all of CMI's assets, certain of our international route authorities and all of our stock in Air Micronesia, Inc. ("AMI"), CMI's parent company. The bank loan agreement and related documents contain covenants restricting CMI's incurrence of certain indebtedness, the sale of its assets and the pledge of its assets to any other creditors. In addition, the bank loan agreement contains certain financial covenants applicable to us and prohibits us from granting a security interest in these international route authorities and our stock in AMI to any other creditor.

At December 31, 2002, under the most restrictive provisions of our debt and credit facility agreements, we are required to maintain a minimum unrestricted cash balance of $500 million and beginning in June 2003, a one-to-one ratio of EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends, for the previous four quarters. These debt and credit facilities had an outstanding balance of $250 million at December 31, 2002.

In the first quarter of 2002, we issued $200 million of 4.5% convertible notes. The notes are convertible into our Class B common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005 at specified prices.

In December 2002, we closed an offering of $200 million of floating rate secured notes due December 2007 at a current annual interest rate of less than 3.5 percent, including all costs and fees. The notes are secured by certain of our spare parts inventory. The proceeds were used for general corporate purposes.

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2003	$468
2004	429
2005	638
2006	484
2007	734

We also have letters of credit and performance bonds at December 31, 2002 in the amount of $145 million with expiration dates through June 2008.

NOTE 5 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most aircraft leases include both renewal options and purchase options. Our leases do not include residual value guarantees.

At December 31, 2002, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases, that have initial or remaining noncancelable lease terms in excess of one year, are as follows (in millions):
	Capital Leases	Operating Leases Aircraft Non-aircraft

Year ending December 31,
2003	$ 43	$ 917	$ 337
2004	41	881	336
2005	42	902	357
2006	43	798	349
2007	31	795	358
Later years	437	7,194	5,891

Total minimum lease payments	637	$11,487	$7,628
Less: amount representing interest	329
Present value of capital leases	308
Less: current maturities of capital leases	25
Long-term capital leases	$283

At December 31, 2002, Continental, including ExpressJet, had 453 aircraft under operating leases and nine aircraft under capital leases. These leases have remaining lease terms ranging from one month to 22-1/2 years.

NOTE 6 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Fuel Price Risk Management

The Company uses a combination of petroleum call options, petroleum swap contracts, and jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices.

We account for the call options and swap contracts as cash flow hedges. They are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call options and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2002, 2001 and 2000. For the years ended December 31, 2002, 2001 and 2000, we recognized approximately $10 million, $(7) million and $44 million, respectively, of gains (losses), net of premium expense, related to these hedging instruments. These amounts included other non-operating expenses of $6 million in 2001 and $44 million in 2000 that we excluded from our assessment of the hedges' effectiveness.

We had petroleum call options outstanding with an aggregate notional amount of approximately $270 million at December 31, 2002. The call options expire during the first quarter of 2003. These hedges had a fair value of $6 million at December 31, 2002. There were no outstanding fuel hedges at December 31, 2001.

Foreign Currency Exchange Risk Management

We use a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen-denominated net cash flows. The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges. They are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue when the underlying hedged cash flows are transacted. We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2002, 2001 and 2000. For the year ended December 31, 2002, we recognized net gains of approximately $12 million on our yen forward and option contracts. These gains are included in passenger revenue in the accompanying consolidated statement of operations. As of December 31, 2002, we had no yen forward contracts outstanding and the fair market value of our yen option contracts was not material. Our yen option contracts expire in June 2003.

Interest Rate Risk Management

We have entered into interest rate cap and interest rate swap agreements to reduce the impact of potential interest rate increases on floating rate debt. The interest rate cap had a notional amount of $84 million and was effective through July 31, 2002. The interest rate swap outstanding at December 31, 2002 and 2001 had notional amounts of $162 million and $170 million, respectively, and is effective through 2005. We account for the interest rate cap and swap as cash flow hedges whereby the fair value of the interest rate cap and swap is reflected in other assets in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness (which is not material), recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap liability was $17 million at December 31, 2002 and the fair value of the interest rate cap and swap liability was $9 million at December 31, 2001. Amounts recorded in accumulated other comprehensive income (loss) are amortized as an adjustment to interest expense over the term of the related hedge. Such amounts were not material during 2002, 2001 or 2000.

Other Financial Instruments

Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

  Cash equivalents -

  Cash equivalents are carried at cost and consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short maturity.

  Short-term Investments -

  Short-term investments consist primarily of commercial paper, asset-backed securities and U.S. government agency securities with original maturities in excess of 90 days but less than one year and approximate fair value due to their short maturity. We classify these investments as held-to-maturity securities.

  Investment in Equity Securities -

  As of December 31, 2002, we had a 49% interest in Compania Panamena de Aviacion, S.A. ("Copa") with a carrying value of $66 million. The investment is accounted for under the equity method of accounting. The excess of the amount at which the investment is carried and the amount of underlying equity in the net assets was $40 million at December 31, 2002. This difference was treated as goodwill and was amortized over 40 years prior to 2002. Effective January 1, 2002, we discontinued amortization of this goodwill in accordance with SFAS 142. See Note 1 (i) for the pro forma results for 2001 and 2000.

  As of December 31, 2002, we had a 13% equity interest in Orbitz, a comprehensive travel planning website. We account for our investment in Orbitz under the equity method of accounting. Orbitz is owned by five airlines, of which we are one, and, in light of the small group and the fact that we hold two of eleven seats on Orbitz's board of directors, we believe equity accounting is appropriate. At December 31, 2002, the carrying value of our investment in Orbitz was $8 million.

  Debt -

The fair value of our debt with a carrying value of $4.6 billion and $3.6 billion at December 31, 2002 and 2001, respectively, estimated based on the discounted amount of future cash flows using our current incremental rate of borrowing for a similar liability or market prices, approximated $3.9 billion and $3.4 billion, respectively.

The fair value of the remaining debt (with a carrying value of $786 million and $626 million at December 31, 2002 and 2001, respectively), was not practicable to estimate.
  Preferred Securities of Trust -

  As of December 31, 2002 and 2001, the fair value of our 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities ("TIDES"), with a carrying value of $241 million and $243 million at December 31, 2002 and 2001, respectively, estimated based on market quotes, approximated $62 million and $142 million, respectively.

  Warrants -

  We are the holder of warrants in a number of start-up e-commerce companies focused on various segments of the travel distribution network. The warrants are recorded at fair value with the offset recorded to non-operating income. The fair value of these warrants was not material at December 31, 2002 or 2001.

  Minority Interest in Consolidated Subsidiaries -

  As of December 31, 2002, we had a 53.1% interest in Holdings. Minority interest of $7 million represents 46.9% of Holdings' stockholders' equity on a stand-alone basis.

  Redeemable Preferred Stock of Subsidiary -

  ExpressJet issued one share of non-voting Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), to its parent, XJT Holdings, Inc. ("XJT Holdings"), as partial consideration for substantially all of its assets and liabilities. The Series A Preferred Stock is entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5 million and is callable beginning in April 2005 and mandatorily redeemable in April 2012. Upon issuance, XJT Holdings immediately sold the Preferred Stock to an independent third party in exchange for a $5 million promissory note, with no rights of offset, due April 16, 2012. The note bears interest equal to the three-month LIBOR plus 0.6% per annum, payable quarterly commencing on the first business day of August 2002.

  Investment in Company Owned Life Insurance (COLI) Products -

  In connection with some of our executive compensation plans, we have company owned life insurance policies on certain of our officers. As of December 31, 2002, the carrying value of the underlying investments was approximately $30 million, which approximates the market value.

  Other -

During 2000, we established an officer retention and incentive award plan (the "Retention Program") that allows officers and key employees of Continental to share in 25% of the appreciation of certain of our internet-related investments. Under the Retention Program, participants receive phantom appreciation rights ("PARs") when we make investments in internet-related businesses. Each PAR is a right, which generally vests quarterly over a four-year period, to receive the difference, if any, between the market value of the applicable equity investment over the established base value (generally the cost of the investment). We measure the value of these awards at grant date and record both deferred compensation and a PARs liability equal to this valuation. The deferred compensation and related PARs liability are then amortized over a period of four years. Additional expense related to the PARs is recognized when there is significant appreciation of any of the underlying investments in excess of the established base values. Our related compensation expense was $9 million in 2002 and was immaterial in 2001. We made five and six PARs awards in 2002 and 2001, respectively, to participants. As of December 31, 2002, there has been no material appreciation of any underlying investments over their established base values, and the deferred compensation and PARs liability amounts carried on our books relating to these investments were not significant.

Credit Exposure of Financial Instruments

We are exposed to credit losses in the event of non-performance by issuers of financial instruments. To manage credit risks, we select issuers based on credit ratings, limit our exposure to a single issuer under defined Company guidelines, and monitor the market position with each counterparty.

NOTE 7 - PREFERRED SECURITIES OF TRUST

In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the "Trust") of which we own all the common trust securities, completed a private placement of 5,000,000 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities or TIDES. The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of Class B common stock at a conversion rate of $60 per share of Class B common stock (equivalent to approximately 0.8333 share of Class B common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security and are included in Distributions on Preferred Securities of Trust in the accompanying Consolidated Statement of Operations. The proceeds, which totaled $242 million (net of $8 million of underwriting commissions and expense) are included in Continental-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures in the accompanying Consolidated Balance Sheets. During 2002, we repurchased TIDES with a carrying amount of $2 million.

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

NOTE 8 - PREFERRED AND COMMON STOCK

Preferred Stock

We have 10 million shares of authorized preferred stock.

On November 15, 2000, we entered into a number of agreements with Northwest Airlines Corporation and some of its affiliates under which we would, among other things, repurchase approximately 6.7 million shares of our Class A common stock, owned by Northwest Airlines Corporation, reclassify all issued shares of Class A common stock into Class B common stock, make other adjustments to our corporate and alliance relationship with Northwest Airlines, Inc., and issue to Northwest Airlines, Inc. one share of preferred stock, designated as Series B preferred stock with blocking rights relating to certain change of control transactions involving us and certain matters relating to our stockholder rights plan (the "Rights Plan"). The transactions closed on January 22, 2001. As of December 31, 2002 and 2001, respectively, this one share of Series B preferred stock was outstanding. Some of the material provisions of the Series B preferred stock are listed below.

Ranking. The Series B preferred stock ranks junior to all classes of capital stock other than our common stock upon liquidation, dissolution or winding up of the company.

Dividends. No dividends are payable on the Series B preferred stock.

Voting Rights. The holder of the Series B preferred stock has the right to block certain actions we may seek to take, including:

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

Stockholder Rights Plan

Effective November 20, 1998, we adopted the Rights Plan in connection with the disposition by Air Partners, L.P. of its interest in Continental to Northwest Airlines Corporation. Effective January 22, 2001, we amended the Rights Plan to take into account, among other things, the effects of the recapitalization and to eliminate the status of the Northwest parties as exempt persons that would not trigger the provisions of the Rights Plan.

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

NOTE 9 - STOCK PLANS AND AWARDS

Stock Options

Continental. Our stockholders have approved the following incentive plans, which, subject to adjustment as provided in the respective plans, permit the issuance of the number of shares of Class B common stock set forth below:
Incentive Plan 2000	3,000,000 shares
1998 Stock Incentive Plan	5,500,000 shares
1997 Stock Incentive Plan	2,000,000 shares
1994 Incentive Equity Plan	9,000,000 shares

The Incentive Plan 2000 provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. Each of the other plans permits awards of either stock options or restricted stock. Each plan permits awards to be made to the non-employee directors of the company or the employees of the company or its subsidiaries. Stock issued under the plans may be originally issued shares, treasury shares or a combination thereof. The total shares remaining for award under the plans as of December 31, 2002 was approximately 800,000, although no new awards can be made under the 1994 Incentive Equity Plan.

Stock options are awarded under the plans with exercise prices equal to the fair market value of the stock on the date of grant and typically vest over a three to four-year period. Employee stock options generally have a five-year term, while outside director stock options have ten-year terms.

Under the terms of the Plans, a change in control would result in all outstanding options under these plans becoming exercisable in full and restrictions on restricted shares being terminated.

In June 2002, we granted stock options with respect to approximately six million shares of our common stock to approximately 400 management employees (including our officers) pursuant to our equity incentive plans at an exercise price of $15.78, which was the fair market value on the date of grant. The options have a weighted average remaining contractual life of 4.5 years, and approximately three million shares became exercisable upon grant date. The remaining options are exercisable through 2005.

The table below summarizes stock option transactions pursuant to our Plans (share data in thousands).

	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at Beginning of Year	980	$36.34	7,468	$37.30	9,005	$32.69
Granted	6,079	$15.82	1,651	$49.47	1,514	$42.20
Exercised	(65)	$28.04	(1,612)	$31.48	(2,885)	$25.65
Cancelled	(123)	$35.45	(6,527)	$41.96	(166)	$34.35
Outstanding at End of Year	6,871	$18.28	980	$36.34	7,468	$37.30
Options exer- cisable at end of year	3,856	$19.61	711	$35.66	3,318	$35.47

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2002 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.65-$15.77	97	3.57	$ 6.63
$15.78	5,940	4.48	$15.78
$16.84-$56.81	834	3.70	$37.44

$3.65-$56.81	6,871	4.37	$18.28

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$15.77	39	$ 8.33
$15.78	3,103	$15.78
$16.84-$56.81	714	$36.89

$3.65-$56.81	3,856	$19.61

In April 2002, we awarded our officers an aggregate of 444,750 shares of restricted stock to incentivize them to remain with Continental and guide it through the industry's recovery period. The restricted stock was awarded pursuant to our equity incentive plans and had a fair value on the grant date of $12.5 million ($28.10 per share). The restricted stock is scheduled to vest in 25% increments on the first four anniversaries of the grant. Compensation expense is charged to earnings over the restriction periods and totaled approximately $5 million in 2002.

In July 2000, we issued 150,000 shares of our Class B common stock as restricted stock under the Incentive Plan 2000, with a weighted average grant date fair value of $8 million and vesting over a three-year period. These shares were issued to our executive officers in connection with their employment agreements. Compensation expense is charged to earnings over the restriction periods and totaled approximately $1 million, $4 million and $2 million in 2002, 2001 and 2000, respectively.

ExpressJet. As of December 31, 2002, ExpressJet has a separate stock option plan. ExpressJet's plan provides that ExpressJet may grant awards in the form of common stock options or restricted stock awards to non-employee directors of ExpressJet or the employees of ExpressJet or its subsidiaries. The aggregate number of shares of ExpressJet's common stock that may be issued under the plan may not exceed 3.2 million shares, subject to adjustments. Options granted under the plan are awarded with an exercise price equal to the fair market value of the stock on the date of grant, generally vest over a four-year period and generally expire five years after the date of grant.

The table below summarizes stock option transactions in 2002 pursuant to the Plan (share data in thousands):
	Options	Weighted- Average Exercise Price

Outstanding at Beginning of Year	-	$ -
Granted	1,049	$15.97
Cancelled	(60)	$16.00
Outstanding at End of Year	989	$15.96

Options exercisable at end of year	20	$14.60

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding held by ExpressJet employees and the range of exercise prices for the options exercisable at December 31, 2002 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$11.15-$12.30	9	4.77	$11.73
$14.60	20	9.42	$14.60
$16.00	960	4.29	$16.00

$11.15-$16.00	989	4.38	$15.96

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$11.15-$12.30	-	$ -
$14.60	20	$14.60
$16.00	-	$ -

$11.15-$16.00	20	$14.60

Employee Stock Purchase Plan

All of our employees (including ExpressJet and CMI employees) are eligible to participate in our employee stock purchase program under which they may purchase shares of Class B common stock at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. During 2002, 2001 and 2000, 2,076,745, 710,394 and 481,950 shares, respectively, of Class B common stock were issued at prices ranging from $4.58 to $34.60 in 2002, $13.40 to $38.30 in 2001 and $27.73 to $38.30 in 2000. Currently, the employee stock purchase program has been suspended.

SFAS 123 Assumptions

Continental. We account for our stock-based compensation plans under the recognition and measurement principles of APB 25. Pro forma information regarding net income and earnings per share disclosed in Note 1(p) has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions indicated below for the year ended December 31:
	2002	2001	2000

Risk-free interest rates	2.9%	4.8%	6.5%
Dividend yields	0%	0%	0%
Expected market price volatility of our Class B common stock	64%	46%	47%
Weighted-average expected life of options (years)	2.0	4.9	3.6
Weighted-average fair value of options granted	$5.73	$22.63	$17.37

ExpressJet. The fair value for ExpressJet's options for the year ended December 31, 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weight-average assumptions indicated below: risk-free interest rate of 4.6%, dividend yield of 0%, expected volatility of ExpressJet stock of 67% and expected life of the option of 4.4 years. The weighted average grant date fair value of the stock options granted in 2002 was $9.57 per option.

The fair value of the purchase rights under the stock purchase plans was also estimated using the Black-Scholes model with the following weighted-average assumptions indicated below for the year ended December 31:
	2002	2001	2000

Risk-free interest rates	1.7%	3.3%	5.9%
Dividend yields	0%	0%	0%
Expected market price volatility of our Class B common stock	63%	46%	47%
Weighted-average expected life of the purchase rights (years)	0.25	0.25	0.25
Weighted-average fair value of purchase rights granted	$2.86	$5.12	$10.18

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

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) (which are all net of applicable income taxes) are as follows (in millions):
	Minimum Pension Liability	Unrealized Gain/(Loss) on Investments	Unrealized Gain/(Loss) on Derivative Instruments	Total

Balance at December 31, 1999	$ -	$ 1	$ (2)	$ (1)
Current year net change in accumulated other compre- hensive income (loss)	-	(1)	15	14
Balance at December 31, 2000	-	-	13	13
Current year net change in accumulated other compre- hensive loss	(138)	-	(5)	(143)
Balance at December 31, 2001	(138)	-	8	(130)
Current year net change in accumulated other compre- hensive loss	(250)	-	(15)	(265)
Balance at December 31, 2002	$(388)	$ -	$ (7)	$(395)

The minimum pension liability recorded in other comprehensive income (loss) before applicable income taxes was $611 million and $215 million at December 31, 2002 and 2001, respectively.

NOTE 11 - EMPLOYEE BENEFIT PLANS

We have noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all of our domestic employees (including ExpressJet employees) are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation.

The following table sets forth the defined benefit pension plans' change in projected benefit obligation (in millions) at December 31,
	2002	2001

Projected benefit obligation at beginning of year	$1,543	$1,488
Service cost	114	94
Interest cost	114	117
Plan amendments	14	2
Actuarial losses	399	37
Benefits paid	(125)	(195)
Projected benefit obligation at end of year	$2,059	$1,543

The following table sets forth the defined benefit pension plans' change in the fair value of plan assets (in millions) at December 31,
	2002	2001

Fair value of plan assets at beginning of year	$ 956	$1,206
Actual loss on plan assets	(115)	(81)
Employer contributions	150	26
Benefits paid	(125)	(195)
Fair value of plan assets at end of year	$ 866	$ 956

Pension cost recognized in the accompanying consolidated balance sheets at December 31 is computed as follows (in millions):
	2002	2001

Funded status of the plans - net underfunded	$(1,193)	$(587)
Unrecognized net actuarial loss	1,079	503
Unrecognized prior service cost	146	151
Net amount recognized	$ 32	$ 67

Accrued benefit liability	$ (723)	$(296)
Intangible asset	144	148
Accumulated other comprehensive loss	611	215
Net amount recognized	$ 32	$ 67

Net periodic defined benefit pension cost for the year ended December 31 included the following components (in millions):
	2002	2001	2000

Service cost	$114	$ 94	$ 93
Interest cost	114	117	113
Expected return on plan assets	(95)	(118)	(103)
Amortization of prior service cost	19	22	18
Amortization of unrecognized net actuarial loss	33	12	3
Net periodic benefit cost	$185	$127	$124

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31:
	2002	2001	2000

Weighted average assumed discount rate	6.75%	7.50%	8.00%
Expected long-term rate of return on plan assets	9.00%	9.50%	9.50%
Weighted average rate of compensation increase	4.98%-5.27%	4.98%-5.27%	4.98%-5.27%

Plan assets consist primarily of equity and fixed-income securities.

Our policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service requirements as modified, to the extent applicable, by agreements with the IRS.

Our defined contribution 401(k) employee savings plan covers substantially all domestic employees. Effective January 1, 2001, we amended the plan to increase the employer-matching contribution rate, which is made in cash. For the years ended December 31, 2002, 2001 and 2000, total expense for the defined contribution plan was $36 million, $34 million and $17 million, respectively.

We also have a profit sharing program under which an award pool consisting of 15% of our annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all Continental employees (other than employees whose collective bargaining agreement provides otherwise or who participate in our management or officer bonus programs). The profit sharing expense included in the accompanying consolidated statements of operations for the year ended December 31, 2000 was $66 million. We paid no profit sharing to Continental employees in 2002 or 2001.

ExpressJet adopted its own profit sharing program effective January 1, 2002. Under this plan, the annual award pool consists of 10% of ExpressJet's pre-tax earnings, subject to certain adjustments, and is distributed to all ExpressJet employees (other than employees whose collective bargaining agreements provide otherwise or who participate in ExpressJet's management or officer bonus programs). ExpressJet's profit sharing expense for the year ended December 31, 2002 was $7 million, which was included in our consolidated statement of operations.

NOTE 12 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31 consists of the following (in millions):
	2002	2001	2000
Federal:
Current	$ 40	$ -	$ 1
Deferred	152	28	(203)
State:
Current	(10)	(5)	2
Deferred	21	7	(18)
Foreign:
Current	(1)	(1)	(1)
Total income tax benefit (expense)	$ 202	$ 29	$(219)

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax benefit (expense) for the years ended December 31 are as follows (in millions):
	Amount			Percentage
	2002	2001	2000	2002	2001	2000

Income tax benefit (expense) at United States statutory rates	$216	$40	$(196)	35.0%	35.0%	35.0%
State income tax benefit (expense) (net of federal benefit)	8	2	(10)	1.3	1.8	1.8
Tax on equity in earnings of subsidiary	(12)	-	-	(1.9)	-	-
Meals and entertainment disallowance	(9)	(11)	(10)	(1.4)	(9.7)	1.8
Other	(1)	(2)	(3)	(0.1)	(1.9)	0.3
Income tax benefit (expense), net	$ 202	$ 29	$(219)	32.9%	25.2%	38.9%

Holdings' initial public offering caused it to separate from our tax consolidated group. As a result, we are required to accrue income tax expense on our share of ExpressJet's net income after the initial public offering in all periods where we either consolidate their operations or account for our investment under the equity method of accounting. The impact of this is reflected above in "tax on equity in earnings of subsidiary."

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in millions):
	2002	2001

Spare parts and supplies, fixed assets and intangibles	$1,272	$ 967
Deferred gain	63	68
Capital and safe harbor lease activity	109	99
Other, net	109	115

Gross deferred tax liabilities	1,553	1,249

Accrued liabilities	(515)	(374)
Net operating loss carryforwards	(704)	(532)
Intangible assets	(353)	-
Investment tax credit carryforwards	-	(27)
Basis in subsidiary stock	(225)	-
Minimum tax credit carryforward	(4)	(43)

Gross deferred tax assets	(1,801)	(976)

Valuation allowance	219	245
Valuation allowance - net tax agreement obligation	384	-

Net deferred tax liability	355	518

Less: current deferred tax asset	(165)	(192)

Non-current deferred tax liability	$ 520	$ 710

In conjunction with Holdings' initial public offering, our tax basis in the stock of Holdings and the tax basis in ExpressJet's tangible and intangible assets were increased to fair value. This increase resulted in the utilization of a substantial amount of ExpressJet's state net operating loss ("NOL") carryforwards. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet will be required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. Due to the uncertainty of realization, we will not recognize for accounting purposes the benefit of the savings associated with ExpressJet's asset step-up until paid to us by ExpressJet. Further, ExpressJet will defer recognition of any tax savings they may be permitted to retain under the tax sharing agreement until realization is reasonably certain. The step up in ExpressJet's asset basis is primarily reflected in "Intangible Assets" in the deferred tax table above. Deferral in realization of the tax savings caused by the asset basis step up is reflected in the line above labeled "valuation allowance - net tax agreement obligation." Differences in the timing of tax amortization of the intangible assets and payment terms under the tax agreement will cause ongoing variation in the recorded amounts of these two items.

At December 31, 2002, we had estimated tax NOLs of $2.0 billion for federal income tax purposes that will expire through 2022. Due to our ownership change on April 27, 1993, the ultimate utilization of our NOLs may be limited. Reflecting this limitation, we had a valuation allowance of $219 million and $245 million at December 31, 2002 and 2001. The change in valuation allowance during 2002 relates to previously reserved credits that expired in 2002 resulting in removal of both the deferred tax asset and the related valuation allowance.

As of December 31, 2002, the Internal Revenue Service was in the process of examining our income tax returns for years 1998 and 1999, including the review of net operating loss carryforwards to those years. We believe that this audit will not result in a material adjustment to our financial statements.

NOTE 13 - FLEET IMPAIRMENT LOSSES, SEVERANCE AND OTHER SPECIAL CHARGES

We recognized fleet impairment losses in both 2002 and 2001, each of which was partially the result of the September 11, 2001 terrorist attacks and the related aftermath. As a result of the current U.S. domestic airline industry environment and our continuing losses, we determined that indicators of impairment were present in each year. We compared estimates of undiscounted cash flows estimated to be generated by each fleet type. Our cash flow estimates were based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of impaired aircraft and related items not recoverable were reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates.

For the year ended December 31, 2002, we recorded special charges totaling $242 million primarily related to the impairment of owned aircraft and the accrual of future obligations for leased aircraft which have been permanently grounded or were to be permanently grounded within 12 months following the charge. Details of the charges are as follows (in millions):
Impairment of owned MD-80s and ATR-42s	$ 100
Accruals for future lease payments, return conditions and storage costs for DC 10-30s, MD-80s, ATR-42s and EMB-120s	142
Total	$242

In 2001, we recorded a $124 million charge for fleet impairment losses, severance and other special charges including a fleet impairment loss of approximately $61 million associated primarily with the impairment of various owned aircraft and spare engines. The fleet impairment loss relates to DC-10-30, ATR-42, EMB-120 and Boeing 747 and 727 aircraft that we determined were impaired. This impairment of these fleet types was directly related to grounding of a majority, or in some cases all, of our aircraft within each of these fleet types. The charge relates to assets to be disposed of by sale.

The remaining special charge in 2001 totaled $63 million for the following:

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
    As a result of the reduced operations and issues arising out of the terrorist attacks of September 11, 2001 and their aftermath, we accrued $17 million for additional costs, which consist of $9 million for future contractual obligations for leased property that was either being abandoned or was unutilized, $7 million for bad debt expense related to potential uncollectible receivables from other companies affected by the attacks of September 11, 2001, and $1 million for legal and accounting costs related to the terrorists attacks of September 11.

Activity related to the accruals for severance/leave of absence costs, environmental reserves, allowance for future lease payments, return condition and storage costs and closure/under-utilization of facilities for the years ending December 31 are as follows (in millions):
	Beginning Balance	Accrual	Payments	Other	Ending Balance

2002
Severance/leave of absence costs	$11	$ -	$(11)	$ -	$ -
Environmental reserves, net	36	2	(1)	-	37
Allowance for future lease payments, return conditions and storage costs	20	142	(45)	(10)	107
Closure/under-utilization of facilities	26	-	(4)	-	22

2001
Severance/leave of absence costs	$ -	$ 29	$(18)	$ -	$ 11
Environmental reserves, net	11	17	-	8	36
Allowance for future lease payments, return conditions and storage costs	31	5	(16)	-	20
Closure/under-utilization of facilities	23	9	(6)	-	26

We expect these accruals to be substantially paid by 2006.

Also in 2001, and as a consequence of the September 11, 2001 terrorist attacks, we recorded a special non-operating charge of $22 million related to the impairment of investments in two of our affiliates and the uncollectibility of related notes receivable. The affiliates were an internet travel agency that went out of business in late September 2001 and a small airline that was affected by the shutdown of all travel for several days following September 11, 2001. This charge is included in non-operating income (expense) - other in the accompanying consolidated statements of operations.

As of December 31, 2002, we had the following aircraft out of service:
Aircraft Type	Total Owned	Total Leased	Total Aircraft	Temporarily Grounded	Permanently Grounded or Expiring Lease

DC 10-30	4	7	11	-	11
MD-80	8	8	16	13	3
737-300	-	5	5	-	5
747-200	2	-	2	-	2
EMB-120	8	10	18	-	18
ATR-42-320	8	22	30	-	30

Total	30	52	82	13	69

The 30 owned out-of-service aircraft are being carried at an aggregate fair market value of $68 million. In November 2002, we agreed to sell the eight owned ATR-42-320s to a third party with delivery dates (and title transfer) in the first quarter of 2003. We currently sublease three of the out-of-service aircraft and are exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of the disposition of these aircraft is dependent upon the stabilization of the economic environment in the airline industry as well as our ability to find purchasers or sublessees for the aircraft. We cannot predict when such stabilization will occur or if purchasers or sublessees can be found, and it is possible that our assets could suffer additional impairment or that additional lease accruals will be required for the aircraft not yet permanently grounded.

NOTE 14 - STABILIZATION ACT GRANT

On September 21, 2001, Congress passed, and the President subsequently signed into law, the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"), which provides, among other matters, for $5 billion in payments to compensate U.S. air carriers for losses incurred by the air carriers as a result of the September 11, 2001 terrorist attacks. The grant was for the direct losses incurred beginning on September 11, 2001, resulting from the FAA grounding, and for incremental losses incurred through December 31, 2001 as a direct result of the attacks. We recognized a $417 million grant under the Stabilization Act for the year ended December 31, 2001. In 2002, we recorded a charge of $12 million to write down our receivable from the U.S. government based on our final application. Our total cash receipts under the grant were $405 million.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2002, we had firm commitments for 67 aircraft from Boeing, with an estimated cost of approximately $2.5 billion. The 67 aircraft are scheduled to be delivered between late 2003 and mid 2008, with four aircraft scheduled for delivery in the fourth quarter of 2003. We do not have backstop financing from Boeing or any other financing currently in place for the 67 aircraft. In addition, at December 31, 2002, we had firm commitments to purchase 13 spare engines related to the new Boeing aircraft for approximately $79 million, which will be deliverable through March 2005. Further financing will be needed to satisfy our capital commitments for our aircraft and aircraft-related expenditures such as engines, spare parts and related items. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures.

As of December 31, 2002, ExpressJet had firm commitments for 86 Embraer regional jets with an estimated aggregate cost of $1.7 billion and options for an additional 100 Embraer regional jets exercisable through 2007. ExpressJet does not have any obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to them or us. In addition, ExpressJet expects to purchase 17 spare engines for approximately $47 million through the first quarter of 2005. ExpressJet would have no obligation to acquire the spare engines if the firm order aircraft are not delivered for any reason.

Financings and Guarantees. We are the guarantor of approximately $1.6 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (excludes the City of Houston bonds and includes the US Airways contingent liability, both discussed below). These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $105 million of the bond proceeds have been expended as of December 31, 2002. During the construction period, we retain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the completion of construction, our failure to comply with the lease agreement (which is within our control), or our termination of the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an average rate of 6.78%.

We remain contingently liable until December 1, 2015, for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $182 million par value special facilities revenue bonds issued by the Port Authority. US Airways has not yet decided whether to assume or reject the lease in its bankruptcy. US Airways is required to remain current on all obligations under the lease that arise after the filing of bankruptcy until they make such decision. If US Airways defaults on these obligations, we will be required to cure the default, and we would have the right to occupy the terminal after US Airways' interest in the lease has been terminated. If US Airways rejects the lease, we will become liable for all obligations under the lease and will have the immediate right to occupy the terminal.

General Guarantees and Indemnifications. We are the lessee under many real estate leases. It is common in such commercial lease transactions for us as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to our use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify such parties for any environmental liability that arises out of or relates to our use of the leased premises.

In our aircraft financing agreements, we typically indemnify the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate we lease and aircraft we operate.

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.4 billion of floating rate debt at December 31, 2002. In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks, and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $77 million at December 31, 2002.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Block Space Purchase Agreement. We and Virgin Atlantic Airways exchange seat blocks on each other's flights between New York and London, and we purchase seat blocks on eight other routes flown by Virgin between the United States and the United Kingdom. Our seat block purchase commitments under this agreement are approximately $120 million per year. The agreement expires in 2008, unless extended by the parties.

Employees. As of December 31, 2002, we had approximately 43,900 full-time equivalent employees, including approximately 18,640 customer service agents, reservations agents, ramp and other airport personnel, 7,960 flight attendants, 6,770 management and clerical employees, 5,920 pilots, 4,430 mechanics and 180 dispatchers. While there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 43% of whom are represented by unions.

Of those employees covered by collective bargaining agreements, approximately 32% presently have contracts under negotiation or becoming amendable in 2003. Collective bargaining agreements between both us and ExpressJet and our respective pilots became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with the Air Line Pilots Association in September 2002 and are continuing. We continue to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

Environmental Matters. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated losses from environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental remediation costs separately from any related insurance recovery. We have recorded an insurance recovery receivable based on the recovery rate experienced on other environmental matters. We have not recognized any receivables from insurers that denied coverage.

We expect our total losses from environment matters, net of probable insurance recoveries, to be $37 million for which we were 100% accrued at December 31, 2002. Although we believe, based on currently available information, that our reserves for potential environment remediation costs in excess of anticipated insurance proceeds are adequate, reserves could be adjusted as further information develops or circumstances change. We cannot currently calculate any increase that might be required in our environmental reserves or predict the outcome of our insurance dispute. However, we do not expect these items to materially impact our financial condition, liquidity or our results of operations.

Legal Proceedings. Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and ultimate elimination of travel agent base commissions by certain air carriers, including Continental and other domestic and international air carriers. The amended complaint alleges an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs seek compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. Discovery has been completed and the trial of this lawsuit is currently scheduled to begin on April 29, 2003. We believe the plaintiffs' claims are without merit and are vigorously defending this lawsuit. A final adverse court decision awarding substantial money damages, however, would have a material adverse impact on our financial condition, results of operations and liquidity.

We and/or certain of our subsidiaries are defendants in various other lawsuits, including suits relating to certain environmental claims, and proceedings arising in the normal course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations and cash flows, it is our opinion, after consulting with counsel, that the ultimate disposition of such suits will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2002, 2001 and 2000, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

In November 1998, we began implementing a long-term global alliance with Northwest Airlines, Inc. involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Northwest $34 million, $36 million and $10 million in 2002, 2001 and 2000, respectively, and Northwest paid us $30 million, $22 million and $16 million in 2002, 2001 and 2000, respectively. In November 2000, we entered into a number of agreements with Northwest Airlines Corporation and some of its affiliates under which we repurchased all of our Class A common stock owned by Northwest for $450 million in cash.

In connection with our purchase from Northwest of its shares of our Class A common stock and the recapitalization by which all of our Class A common stock was converted to Class B common stock in November 2000, we purchased an outstanding right for $10 million in cash, held by 1992 Air, Inc., to purchase the Class A common stock then held by Northwest. 1992 Air, Inc. acquired the right from Northwest in a privately negotiated transaction in 1998 when Northwest acquired the shares of our stock then held by Air Partners. The funds used to purchase the right were accounted for as a reduction in paid in capital. This amount was paid in January 2001 in connection with our purchase of those shares. 1992 Air, Inc. is an affiliate of David Bonderman, one of our directors.

Two of our directors, Mr. Bonderman and William Price, may be deemed to indirectly control approximately 54% of the voting power of America West Holdings Corporation. In 1994, we entered into a series of agreements with America West Airlines, Inc., a subsidiary of America West Holdings Corporation, related to codesharing and ground handling activities such as passenger check-in and ticketing and baggage handling and delivery. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, we paid America West Airlines $18 million, $25 million and $28 million in 2002, 2001 and 2000, respectively, and they paid us $24 million, $30 million and $33 million in 2002, 2001 and 2000, respectively. The agreements were terminated in 2002.

In 2001, Orbitz, a comprehensive travel planning website, became available to customers. As of December 31, 2002, we had a 13% equity interest in Orbitz. We paid Orbitz approximately $3 million and $2 million for services during 2002 and 2001, respectively. Consumers booked approximately $171 million and $55 million of air travel on us via Orbitz in 2002 and 2001, respectively. Other airlines also own equity interests in Orbitz and distribute air travel tickets through Orbitz. The distribution services provided by Orbitz are considered normal to the daily operations of both Orbitz and us.

In 2002, we extended through January 7, 2006 our marketing agreement with Hotwire, Inc., a web-based travel services company, pursuant to which we make available to Hotwire tickets for air travel. Other airlines also sell air travel tickets to Hotwire. We sold Hotwire approximately $33 million, $19 million and $1 million of tickets during 2002, 2001 and 2000, respectively, and, in January 2002, we purchased $2 million of redeemable preferred stock of Hotwire in a transaction in which other airlines made similar investments. Messrs. Bonderman and Price may be deemed to indirectly elect the board of directors of Hotwire and control approximately 27% of Hotwire's general voting power. As of December 31, 2002, we owned approximately 7.4% of the equity interest in Hotwire. The distribution services provided to us by Hotwire are considered normal to both their and our daily operations.

During 2002, we paid approximately $43 million to Gate Gourmet International AG for catering services considered normal to the daily operations of both Gate Gourmet and us. Messrs. Bonderman and Price, may be deemed to indirectly control substantially all of the voting securities of Gate Gourmet.

NOTE 17 - SEGMENT REPORTING

We have two reportable segments: mainline jet and regional jet and turboprop. Both reportable segments are engaged in the business of transporting passengers and cargo, but have different operating and economic characteristics which are separately reviewed by our management. The mainline jet segment involves flights to cities with larger capacity aircraft over longer distances. The regional jet and turboprop segment involves flights with smaller capacity aircraft from smaller cities to the mainline jet hubs to feed traffic into the mainline jet network. We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). Since assets can be readily moved between the two segments and are often shared, we do not report information about total assets or capital expenditures between the segments.

Financial information for the year ended December 31 by business segment is set forth below (in millions):
	2002	2001	2000

Operating Revenue:
Mainline Jet	$7,432	$8,094	$9,055
Regional Jet and Turboprop	970	875	844
Total Consolidated	$8,402	$8,969	$9,899

Depreciation and amortization expense:
Mainline Jet	$ (413)	$ (440)	$ (385)
Regional Jet and Turboprop	(31)	(27)	(17)
Total Consolidated	$ (444)	$ (467)	$ (402)

Special Charges (Note 13):
Mainline Jet	$ (184)	$ (91)	$ -
Regional Jet and Turboprop	(58)	(33)	-
Total Consolidated	$ (242)	$ (124)	$ -

Stabilization Act grant (Note 14):
Mainline Jet	$ (13)	$ 392	$ -
Regional Jet and Turboprop	1	25	-
Total Consolidated	$ (12)	$ 417	$ -

Operating Income (Loss):
Mainline Jet	$ (140)	$ 321	$ 731
Regional Jet and Turboprop	(172)	(177)	(2)
Total Consolidated	$ (312)	$ 144	$ 729

Interest Expense:
Mainline Jet	$ (356)	$ (296)	$ (250)
Regional Jet and Turboprop	(15)	(26)	(3)
Intercompany Eliminations	15	27	2
Total Consolidated	$ (356)	$ (295)	$ (251)

	2002	2001	2000

Interest Income:
Mainline Jet	$ 35	$ 70	$ 88
Regional Jet and Turboprop	4	2	1
Intercompany Eliminations	(15)	(27)	(2)
Total Consolidated	$ 24	$ 45	$ 87

Income Tax Benefit (Expense):
Mainline Jet	$ 150	$ (42)	$ (219)
Regional Jet and Turboprop	52	71	-
Total Consolidated	$ 202	$ 29	$ (219)

Net Income (Loss):
Mainline Jet	$ (293)	$ 33	$ 346
Regional Jet and Turboprop	(158)	(128)	(4)
Total Consolidated	$ (451)	$ (95)	$ 342

The amounts presented above for the regional jet and turboprop segment are not the same as the amounts reported in stand-alone financial statements of Holdings. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional jet and turboprop segment's revenue include a pro-rated share of our ticket revenue for segments flown by Holdings, and expenses include all activity related to the regional jet and turboprop operations, regardless of whether the costs were paid by us or by Holdings. Net income (loss) for the regional jet and turboprop segment for 2002 reflects a $28 million after tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations.

Holdings' stand-alone financial statements, and the calculation of minority interest in our consolidated financial statements, are both based on Holdings' results of operations under the capacity purchase agreement which became effective January 1, 2001. Under this agreement, we pay Holdings for each scheduled block hour based on an agreed formula as discussed in Note 3. On this basis, selected Holdings' results of operations were as follows for the year ended December 31 (in millions):

	2002	2001

Revenue	$1,089	$980
Operating Income (Loss) Before Taxes and Dividends	139	80
Net Income	84	48
Capital Expenditures	55	53
Total Assets	434	430

Information concerning operating revenue for the year ended December 31 by principal geographic areas is as follows (in millions):
	2002	2001	2000

Domestic (U.S.)	$5,570	$6,108	$6,835
Atlantic	1,205	1,179	1,370
Latin America	1,016	1,024	1,022
Pacific	611	658	672

	$8,402	$8,969	$9,899

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment. Our tangible assets and capital expenditures consist primarily of flight equipment, which is mobile across geographic markets and, therefore, has not been allocated.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2002 and 2001 is as follows (in millions, except per share data):
	Three Months Ended
	March 31		June 30		September 30		December 31

2002
Operating revenue	$1,993		$2,192		$2,178		$2,038
Operating income (loss)	(187)		(115)		46		(56)
Nonoperating expense, net	(67)		(79)		(73)		(85)
Net loss	(166)		(139)		(37)		(109)

Basic and diluted loss per share (a)	$(2.61)		$(2.18)		$(0.58)		$(1.67)

2001
Operating revenue	$2,451		$2,556		$2,223		$1,739
Operating income (loss)	76		137		87		(156)
Nonoperating income (expense), net	(57)	(57)	(57)	(57)	(75)	(75)	(69)	(69)
Net income (loss)	9		42		3		(149)

Basic earnings (loss) per share (a)	$ 0.17		$ 0.77		$ 0.06		$(2.58)

Diluted earnings (loss) per share (a)	$ 0.16	$0.16	$ 0.74	$0.74	$ 0.05	$0.05	$(2.58)	$(2.58)

  The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

The quarterly results are impacted by the following significant items:

During the first quarter of 2002, we recorded $90 million of special charges related to the permanent grounding of our DC 10-30 fleet.

During the second quarter of 2002, we recorded fleet disposition and impairment losses of $152 million primarily related to the impairment and accrual of lease exit costs of our MD-80 and turboprop fleet.

During the third quarter of 2001, we recorded a special charge totaling $63 million which included costs associated with furloughs and company-offered leaves, a charge for environmental remediation and costs associated with the closure and under-utilization of certain facilities and for some of our uncollectible receivables. In addition, we recorded a special non-operating charge of $22 million related to the impairment of investments in some of our affiliates and the uncollectibility of related notes receivable. Also in the third quarter of 2001, we recognized a $243 million grant under the Stabilization Act.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

       MANAGEMENT.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2003 and from Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

On February 11, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since February 11, 2003.

Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive Officer and Chief Financial Officer of the Company have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

       FORM 8-K.
  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Auditors

  Consolidated Statements of Operations for each of the Three Years in the Period Ended

  December 31, 2002

  Consolidated Balance Sheets as of December 31, 2002 and 2001

  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended

  December 31, 2002

  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2002

  Notes to Consolidated Financial Statements

  Financial Statement Schedules:

  Report of Independent Auditors

  Schedule II - Valuation and Qualifying Accounts

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  Reports on Form 8-K:

Report dated October 1, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our September 2002 performance and our estimated consolidated breakeven load factor for October 2002.

Report dated October 17, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a letter to our analysts related to certain projected data.

Report dated November 1, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our October 2002 performance and our estimated consolidated breakeven load factor for November 2002.

Report dated November 14, 2002, reporting Item 9. " Regulation FD Disclosure". No financial statements were filed with the report, which included data presented by certain of our executive officers at a conference.

Report dated December 2, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our November 2002 performance and our estimated consolidated breakeven load factor for December 2002.

Report dated December 4, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a letter to our analysts related to certain projected data.

Report dated December 6, 2002, reporting Item 5. "Other Events". No financial statements were filed with the report, which provided guidance as to our planned 2003 capacity compared to 2002.
  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 15, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in Item 15(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas

January 15, 2003

CONTINENTAL AIRLINES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001, and 2000

(In millions)

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Other Adjustments	Balance at End of Year

2002
Allowance for Doubtful Accounts	$27	$20	$(18)	$ 1	$30
Allowance for Obsolescence	80	17	(4)	5	98
Environmental Reserves, Net	36	2	(1)	-	37
Closure/under-utilization of facilities	26	-	(4)	-	22
Severance/leave of absence costs	11	-	(11)	-	-
Allowance for Future Lease Payments, Return Conditions and Storage Costs	20	142	(45)	(10)	107
Valuation Allowance on Deferred Tax Asset	245	-	(26)	-	219
Valuation Allowance - Net Tax Agreement Obligation	-	-	-	384	384

2001
Allowance for Doubtful Accounts	20	9	(8)	6	27
Allowance for Obsolescence	67	25	(8)	(4)	80
Environmental Reserves, Net	11	17	-	8	36
Closure/under-utilization of facilities	23	9	(6)	-	26
Severance/leave of absence costs	-	29	(18)	-	11
Allowance for Future Lease Payments, Return Conditions and Storage Costs	31	5	(16)	-	20
Valuation Allowance on Deferred Tax Asset	263	-	(18)	-	245

2000
Allowance for Doubtful Accounts	20	10	(12)	2	20
Allowance for Obsolescence	59	22	(13)	(1)	67
Environmental Reserves, Net	9	-	(8)	10	11
Closure/under-utilization of facilities	33	-	(10)	-	23
Allowance for Future Lease Payments, Return Conditions and Storage Costs	91	-	(48)	(12)	31
Valuation Allowance on Deferred Tax Asset	263	-	-	-	263

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER

Jeffrey J. Misner

Senior Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: February 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 13, 2003.

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

Jeffrey J. Misner Chief Financial Officer

(Principal Financial Officer)

/s/ CHRIS KENNY                         Staff Vice President and Controller

Chris Kenny (Principal Accounting Officer)

THOMAS J. BARRACK, JR.*      Director

Thomas J. Barrack, Jr.

DAVID BONDERMAN*               Director

David Bonderman

KIRBYJON CALDWELL*             Director

Kirbyjon Caldwell

PATRICK FOLEY*                         Director

Patrick Foley

LAWRENCE W. KELLNER*      Director

Lawrence W. Kellner

DOUGLAS McCORKINDALE*    Director

Douglas McCorkindale

GEORGE G. C. PARKER*            Director

George G. C. Parker

RICHARD W. POGUE*                 Director

Richard W. Pogue

WILLIAM S. PRICE III*                Director

William S. Price III

DONALD L. STURM*                   Director

Donald L. Sturm

KAREN HASTIE WILLIAMS*      Director

Karen Hastie Williams

CHARLES A. YAMARONE*        Director

Charles A. Yamarone

*By /s/ SCOTT R. PETERSON

Scott R. Peterson

Attorney in fact

February 13, 2003

CERTIFICATIONS

I, Gordon M. Bethune, certify that:

1. I have reviewed this annual report on Form 10-K of Continental Airlines, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Gordon M. Bethune

Gordon M. Bethune

Chairman of the Board and

Chief Executive Officer

CERTIFICATIONS

I, Jeffrey J. Misner, certify that:

1. I have reviewed this annual report on Form 10-K of Continental Airlines, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Jeffrey J. Misner

Jeffrey J. Misner

Senior Vice President and

Chief Financial Officer

INDEX TO EXHIBITS OF

CONTINENTAL AIRLINES, INC.

    Amended and Restated Certificate of Incorporation of Continental -- incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2000 (File no. 1-10323) (the "2000 10-K").

    3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

    3.1(a)(i) Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323) (the "2001 10-K").

    3.1(b) Certificate of Designation of Series B Preferred Stock -- incorporated by reference to Exhibit 3.1(b) to the 2000 10-K.

    Bylaws of Continental, as amended to date -- incorporated by reference to Exhibit 3.2 to the 2000 10-K.
    Specimen Series B Preferred Stock Certificate of Continental -- incorporated by reference to Exhibit 3.1(c) to the 2000 10-K.
    Specimen Class B Common Stock Certificate of Continental -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").
    Amended and Restated Rights Agreement, dated as of November 15, 2000, between Continental and ChaseMellon Shareholder Services, LLC -- incorporated by reference to Exhibit 99.11 to Continental's Current Report on Form 8-K dated November 15, 2000 (File no. 1-10323) (the "11/00 8-K").

4.3(a) Form of Right Certificate, included as Exhibit B to Exhibit 4.3 -- incorporated by reference to Exhibit 99.11 to the 11/00 8-K.

4.4 Warrant Agreement dated as of April 27, 1993, between Continental and Continental as warrant agent -- incorporated by reference to Exhibit 4.7 to Continental's Current Report on Form 8-K, dated April 16, 1993 (File no. 1-10323). (No warrants remain outstanding under the agreement, but some of its terms are incorporated into Continental's stock option agreements.)

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

10.1(a) Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and Continental -- incorporated by reference to Exhibit 10.2 to Continental's Annual Report on Form 10-K (File no. 1-8475) for the year ended December 31, 1987 (the "1987 10-K").

10.1(b) Supplemental Agreement Nos. 1 through 6 to the Terminal C Lease -- incorporated by reference to Exhibit 10.3 to the 1987 10-K.

10.1(c) Supplemental Agreement No. 7 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K (File no. 1-10323) for the year ended December 31, 1998 (the "1998 10-K").

10.1(d) Supplemental Agreements No. 8 through 11 to the Terminal C Lease -- incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.1(e) Supplemental Agreements No. 12 through 15 to the Terminal C Lease -- incorporated by reference to Exhibit 10.2(d) to Continental's Annual Report on Form 10-K (File no. 1-10323) for the year ended December 31, 1995.

10.1(f) Supplemental Agreement No. 16 to the Terminal C Lease -- incorporated by reference to Exhibit 10.1(e) to Continental's Annual Report on Form 10-K for the year ended December 31, 1997 (File no. 1-10323) (the "1997 10-K").

10.1(g) Supplemental Agreement No. 17 to the Terminal C Lease -- incorporated by reference to Exhibit 10.1(f) to Continental's Annual Report on Form 10-K for the year ended December 31, 1999 (File no. 1-10323) (the "1999 10-K").

10.2 Airport Use and Lease Agreement dated as of January 1, 1998 between Continental and the City of Houston, Texas ("Houston") regarding George Bush Intercontinental Airport -- incorporated by reference to Exhibit 10.30 to the 1998 10-K.

10.2(a) Special Facilities Lease Agreement dated as of March 1, 1997 between Continental and Houston regarding an automated people mover project at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(a) to the 1998 10-K.

10.2(b) Amended and Restated Special Facilities Lease Agreement dated as of December 1, 1998 by and between Continental and Houston regarding certain terminal improvements projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(b) to the 1998 10-K.

10.2(c) Amended and Restated Special Facilities Lease Agreement dated December 1, 1998 by and between Continental and Houston regarding certain airport improvement projects at Bush Intercontinental -- incorporated by reference to Exhibit 10.30(c) to the 1998 10-K.

10.2(d) Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001 between Continental and Houston regarding Bush Intercontinental -- incorporated by reference to Exhibit 10.8 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File no. 1-10323) (the "2001 Q-3 10-Q").

10.2 (e) Supplement to Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001. (3)

10.3 Agreement and Lease dated as of May 1987, as supplemented, between Continental and the City of Cleveland, Ohio ("Cleveland") regarding Hopkins International Airport -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File no. 1-10323).

10.3(a) Special Facilities Lease Agreement dated as of October 24, 1997 by and between Continental and Cleveland regarding certain concourse expansion projects at Hopkins International (the "1997 SFLA") -- incorporated by reference to Exhibit 10.31(a) to the 1998 10-K.

10.3(b) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1997 SFLA -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File no. 1-10323) (the "1999 Q-1 10-Q").

10.3(c) Special Facilities Lease Agreement dated as of December 1, 1989 by and between Continental and Cleveland regarding Hopkins International (the "1989 SFLA") -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File no. 1-10323) (the "1999 Q-3 10-Q").

10.3(d) First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(a) to the 1999 Q-3 10-Q.

10.3(e) Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(b) to the 1999 Q-3 10-Q.

10.4* Employment Agreement between Continental and Gordon M. Bethune, dated as of July 25, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323) (the "2000 Q-3 10-Q").

10.4(a)* Letter Agreement between Continental and Mr. Bethune, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-10323) (the "2002 Q-2 10-Q").

10.5* Employment Agreement dated as of July 25, 2000 between Continental and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.3 to the 2000 Q-3 10-Q.

10.5(a)* Letter Agreement between Continental and Mr. Kellner, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.2 to the 2002 Q-2 10-Q.

10.6* Employment Agreement dated as of July 25, 2000 between Continental and C.D. McLean -- incorporated by reference to Exhibit 10.4 to the 2000 Q-3 10-Q.

10.6(a)* Letter Agreement between Continental and Mr. McLean, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.3 to the 2002 Q-2 10-Q.

10.7* Employment Agreement dated as of July 25, 2000 between Continental and Jeffery A. Smisek -- incorporated by reference to Exhibit 10.5 to the 2000 Q-3 10-Q.

10.7(a)* Letter Agreement between Continental and Mr. Smisek, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-2 10-Q.

10.8* Employment Agreement dated as of July 25, 2000 between Continental and Michael H. Campbell -- incorporated by reference to Exhibit 10.7 to the 2001 10-K.

10.8(a)* Letter Agreement between Continental and Mr. Campbell, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.5 to the 2002 Q-2 10-Q.

10.9* Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.9(a)* Form of Employee Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.9(b)* Form of Outside Director Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.10* Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.10(a)* Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.10(b)* Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.10(c)* Form of Restricted Stock Agreement pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.9 to the 2002 Q-2 10-Q.

10.11* Amendment and Restatement of the 1994 Incentive Plan and the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.12* Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297).

10.12(a)* Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 1-10323) (the "2001 Q-2 10-Q").

10.12(b)* Form of Employee Stock Option Grant pursuant to the 1998 Incentive Plan, as amended -- incorporated by reference to Exhibit 10.2 to the 2001 Q-3 10-Q.

10.12(c)* Form of Restricted Stock Agreement pursuant to the 1998 Incentive Plan -- incorporated by reference to Exhibit 10.10 to the 2002 Q-2 10-Q.

10.13* Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") -- incorporated by reference to Exhibit 10.1 to Continental's  Quarterly  Report on Form 10-Q for the quarter ended March 31, 2002 (File no.  1-10323) (the "2002 Q-1 10-Q").

10.13(a)* Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.13(b)* Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.13(d)* Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.14* Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended and restated -- incorporated by reference to Exhibit 10.2 to the 2002 Q-1 10-Q.

10.14(a)* Form of Executive Bonus Performance Award Notice -- incorporated by reference to Exhibit 10.15(a) to the 2000 10-K.

10.15* Special Bonus Program for Key Management for the First Quarter of 2002 -- incorporated by reference to Exhibit 10.6 to the 2002 Q-2 10-Q.

10.15(a)* Special Bonus Program for Key Management for the Second, Third and Fourth Quarters of 2002 -- incorporated by reference to Exhibit 10.7 to the 2002 Q-2 10-Q.

10.16* Continental Airlines, Inc. Long Term Incentive Performance Award Program, as amended and restated -- incorporated by reference to Exhibit 10.8 to the 2002 Q-2 10-Q.

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

10.17(a)* Form of Officer Retention and Incentive Award Notice -- incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.18* Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors -- incorporated by reference to Exhibit 10.18 to the 2000 10-K.

10.19* Letter agreement dated September 26, 2001 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.9 to the 2001 Q-3 10-Q.

10.20* Letter agreement dated September 26, 2001 between the Company and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.10 to the 2001 Q-3 10-Q.

10.21 Purchase Agreement No. 1783, including exhibits and side letters, between the Company and The Boeing Company ("Boeing"), effective April 27, 1993, relating to the purchase of Boeing 757 aircraft ("P.A. 1783") -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File no. 1-10323). (1)

10.21(a) Supplemental Agreement No. 4 to P.A. 1783, dated March 31, 1995 -- incorporated by reference to Exhibit 10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 1-10323). (1)

10.21(b) Supplemental Agreement No. 6 to P.A. 1783, dated June 13, 1996 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996 (File no. 1-10323) (the "1996 Q-2 10-Q"). (1)

10.21(c) Supplemental Agreement No. 7 to P.A. 1783, dated July 23, 1996 -- incorporated by reference to Exhibit 10.6(a) to the 1996 Q-2 10-Q. (1)

10.21(d) Supplemental Agreement No. 8 to P.A. 1783, dated October 27, 1996 -- incorporated by reference to Exhibit 10.11(d) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 1-10323) (the "1996 10-K"). (1)

10.21(e) Letter Agreement No. 6-1162-GOC-044 to P.A. 1783, dated March 21, 1997 -- incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 1-10323) (the "1997 Q1 10-Q"). (1)

10.21(f) Supplemental Agreement No. 9 to P.A. 1783, dated August 13, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File no. 1-10323). (1)

10.21(g) Supplemental Agreement No. 10, including side letters, to P.A. 1783, dated October 10, 1997 -- incorporated by reference to Exhibit 10.13(g) to the 1997 10-K. (1)

10.21(h) Supplemental Agreement No. 11, including exhibits and side letters, to P.A. 1783, dated July 30, 1998 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-10323) (the "1998 Q-3 10-Q"). (1)

10.21(i) Supplemental Agreement No. 12, including side letter, to P.A. 1783, dated September 29, 1998 -- incorporated by reference to Exhibit 10.23(i) to the 1998 10-K. (1)

10.21(j) Supplemental Agreement No. 13 to P.A. 1783, dated November 16, 1998 -- incorporated by reference to Exhibit 10.23(j) to the 1998 10-K. (1)

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

10.22(b) Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 -- incorporated by reference to Exhibit 10.3 to the 1997 Q1 10-Q. (1)

10.22(c) Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 -- incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.22(d) Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.22(e) Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 1-10323). (1)

10.22(f) Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 -- incorporated by reference to Exhibit 10.1 to the 1998 Q-3 10-Q. (1)

10.22(g) Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 -- incorporated by reference to Exhibit 10.24(g) to the 1998 10-K. (1)

10.22(h) Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 -- incorporated by reference to Exhibit 10.24(h) to the 1998 10-K. (1)

10.22(i) Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-10323). (1)

10.22(j) Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 -- incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.22(k) Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 -- incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.22(l) Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated May 14, 1999 -- incorporated by reference to Exhibit 10.7 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File no. 1-10323) (the "1999 Q-2 10-Q"). (1)

10.22(m) Supplemental Agreement No. 12, including side letters, to P.A. 1951, dated July 2, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (1)

10.22(n) Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999 -- incorporated by reference to Exhibit 10.25(n) to the 1999 10-K. (1)

10.22(o) Supplemental Agreement No. 14 to P.A. 1951, dated December 13, 1999 -- incorporated by reference to Exhibit 10.25(o) to the 1999 10-K. (1)

10.22(p) Supplemental Agreement No. 15, including side letters, to P.A. 1951, dated January 13, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 1-10323) (the "2000 Q-1 10-Q"). (1)

10.22(q) Supplemental Agreement No. 16, including side letters, to P.A. 1951, dated March 17, 2000 -- incorporated by reference to the 2000 Q-1 10-Q. (1)

10.22(r) Supplemental Agreement No. 17, including side letters, to P.A. 1951, dated May 16, 2000 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 1-10323). (1)

10.22(s) Supplemental Agreement No. 18, including side letters, to P.A. 1951, dated September 11, 2000 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323). (1)

10.22(t) Supplemental Agreement No. 19, including side letters, to P.A. 1951, dated October 31, 2000 -- incorporated by reference to Exhibit 10.20(t) to the 2000 10-K. (1)

10.22(u) Supplemental Agreement No. 20, including side letters, to P.A. 1951, dated December 21, 2000 -- incorporated by reference to Exhibit 10.20(u) to the 2000 10-K. (1)

10.22(v) Supplemental Agreement No. 21, including side letters, to P.A. 1951, dated March 30, 2001 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File no. 1-10323) (the "2001 Q-1 10-Q"). (1)

10.22(w) Supplemental Agreement No. 22, including side letters, to P.A. 1951, dated May 23, 2001 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-2 10-Q. (1)

10.22(x) Supplemental Agreement No. 23, including side letters, to P.A. 1951, dated June 29, 2001 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-2 10-Q. (1)

10.22(y) Supplemental Agreement No. 24, including side letters, to P.A. 1951, dated August 31, 2001 -- incorporated by reference to Exhibit 10.11 to the 2001 Q-3 10-Q. (1)

10.22(z) Supplemental Agreement No. 25, including side letters, to P.A. 1951, dated December 31, 2001 -- incorporated by reference to Exhibit 10.22(z) to the 2001 10-K. (1)

10.22(aa) Supplemental Agreement No. 26, including side letters, to P.A. 1951, dated March 29, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.22(ab) Supplemental Agreement No. 27, including side letters, to P.A. 1951, dated November 6, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (2)(3)

10.23 Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.23(a) Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company -- incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.24 Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") -- incorporated by reference to Exhibit 10.16 to the 1997 10-K. (1)

10.24(a) Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 -- incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

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

10.24(d) Supplemental Agreement No. 4 to P.A. 2060 dated December 1, 2000 -- incorporated by reference to Exhibit 10.22(d) to the 2000 10-K. (1)

10.24(e) Supplemental Agreement No. 5 to P.A. 2060, dated February 14, 2001 -- incorporated by reference to Exhibit 10.2 to the 2001 Q-1 10-Q. (1)

10.24(f) Supplemental Agreement No. 6 to P.A. 2060, dated July 11, 2001 -- incorporated by reference to Exhibit 10.12 to the 2001 Q-3 10-Q. (1)

10.24(g) Supplemental Agreement No. 7 to P.A. 2060, dated August 31, 2001 -- incorporated by reference to Exhibit 10.13 to the 2001 Q-3 10-Q. (1)

10.24(h) Supplemental Agreement No. 8 to P.A. 2060, dated December 31, 2001 -- incorporated by reference to Exhibit 10.24(h) to the 2001 10-K. (1)

10.24 (i) Supplemental Agreement No. 9 to P.A. 2060, dated August 5, 2002 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report for the quarter ended September 30, 2002 (File no. 1-10323) (the "2002 Q-3 10-Q"). (2)

10.25 Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") -- incorporated by reference to Exhibit 10.17 to the 1997 10-K. (1)

10.25(a) Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 -- incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.25(b) Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 -- incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.25(c) Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 -- incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.25(d) Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 -- incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.25(e) Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 -- incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.25(f) Supplemental Agreement No. 6, including side letter, to P.A. 2061, dated May 14, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.25(g) Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 -- incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.25(h) Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 -- incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.25(i) Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 -- incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.26 Purchase Agreement No. 2211, including exhibits and side letters thereto, between the Company and Boeing, dated November 16, 1998, relating to the purchase of Boeing 767 aircraft ("P.A. 2211") -- incorporated by reference to Exhibit 10.28 to the 1998 10-K. (1)

10.26(a) Supplemental Agreement No. 1, including side letters to P.A. 2211, dated July 2, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.26(b) Supplemental Agreement No. 2, including side letters to P.A. 2211, dated October 31, 2000 -- incorporated by reference to Exhibit 10.24(b) to the 2000 10-K. (1)

10.26(c) Supplemental Agreement No. 3, including side letters, to P.A. 2211, dated February 14, 2001 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-1 10-Q. (1)

10.26(d) Supplemental Agreement No. 4, including side letters, to P.A. 2211, dated April 20, 2001 -- incorporated by reference to Exhibit 10.6 to the 2001 Q-2 10-Q. (1)

10.26(e) Supplemental Agreement No. 5, including side letters, to P.A. 2211, dated August 31, 2001 -- incorporated by reference to Exhibit 10.14 to the 2001 Q-3 10-Q. (1)

10.26(f) Supplemental Agreement No. 6 to P.A. 2211, dated August 5, 2002 -- incorporated by reference to Exhibit 10.1 to the 2002 Q-3 10-Q. (2)

10.27 Purchase Agreement No. 2333, including exhibits and side letters thereto, between the Company and Boeing, dated December 29, 2000, relating to the purchase of Boeing 757 aircraft ("P.A. 2333") -- incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.27(a) Supplemental Agreement No. 1, including exhibits and side letters, to P.A. 2333, dated March 29, 2002 -- incorporated by reference to Exhibit 10.5 to the 2002 Q-1 10-Q. (1)

10.28 Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 -- incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.29 Letter Agreement No. 11 between the Company and General Electric Company, dated December 22, 1997, relating to certain long-term engine purchase commitments of the Company -- incorporated by reference to Exhibit 10.23 to the 1997 10-K. (1)

10.30 Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. -- incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

10.31 Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002 -- incorporated by reference to Exhibit 10.11 to the 2002 Q-2 10-Q. (1)

10.32 Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. ("Embraer") and ExpressJet Airlines, Inc. (successor in interest to Continental Express, Inc.) ("ExpressJet") dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") -- incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer's Form F-1 Registration Statement (No. 333-12220) (the "Embraer F-1"). (1)

10.32(a) Amendment No. 1 to P.A. 3/96 dated September 26, 1996 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(b) Amendment No. 2 to P.A. 3/96 dated May 22, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(c) Amendment No. 3 to P.A. 3/96 dated August 20, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(d) Amendment No. 4 to P.A. 3/96 dated October 1, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(e) Amendment No. 5 to P.A. 3/96 dated November 12, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(f) Amendment No. 6 to P.A. 3/96 dated August 19, 1998 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(g) Amendment No. 7 to P.A. 3/96 dated February 19, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(h) Amendment No. 8 to P.A. 3/96 dated March 31, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(i) Amendment No. 9 to P.A. 3/96 dated October 29, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(j) Amendment No. 10 to P.A. 3/96 dated October 20, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(k) Amendment No. 11 to P.A. 3/96 dated December 15, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(l) Amendment No. 12 to P.A. 3/96 dated February 18, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(m) Amendment No. 13 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(n) Amendment No. 14 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(o) Amendment No. 15 to P.A. 3/96 dated July 25, 2000 -- incorporated by reference to Exhibit 10.33(o) to the 2000 10-K. (1)

10.32(p) Amendment No. 16 to P.A. 3/96 dated July 24, 2000 -- incorporated by reference to Exhibit 10.33(p) to the 2000 10-K. (1)

10.32(q) Amendment No. 17 to P.A. 3/96 dated November 7, 2000 -- incorporated by reference to Exhibit 10.33(q) to the 2000 10-K. (1)

10.32(r) Amendment No. 18 to P.A. 3/96 dated November 17, 2000 -- incorporated by reference to Exhibit 10.33(r) to the 2000 10-K. (1)

10.32(s) Amendment No. 19 to P.A. 3/96 dated July 31, 2001 -- incorporated by reference to Exhibit 10.35(s) to the 2001 10-K. (1)

10.32(t) Amendment No. 20 to P.A. 3/96 dated July 31, 2001 -- incorporated by reference to Exhibit 10.35(t) to the 2001 10-K. (1)

10.32(u) Amendment No. 21 to P.A. 3/96 dated October 10, 2001 -- incorporated by reference to Exhibit 10.35(u) to the 2001 10-K. (1)

10.32(v) Amendment No. 22 to P.A. 3/96 dated January 24, 2002 -- incorporated by reference to Exhibit 10.35(v) to the 2001 10-K. (1)

10.32(w) Amendment No. 23 to P.A. 3/96 dated February 28, 2002 -- incorporated by reference to Exhibit 10.6 to the 2002 Q-1 10-Q. (1)

10.32(x) Amendment No. 24 to P.A. 3/96 dated March 28, 2002 -- incorporated by reference to Exhibit 10.7 to the 2002 Q-1 10-Q. (1)

10.32(y) Amendment No. 25 to P.A. 3/96 dated July 9, 2002 -- incorporated by reference to Exhibit 10.3 to the 2002 Q-3 10-Q. (2)

10.32(z) Amendment No. 26 to P.A. 3/96 dated August 30, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (2)

10.32(aa) Amendment No. 27 to P.A. 3/96 dated December 28, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (2)(3)

10.33 Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet ("L.A. 4/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(a) Amendment No. 1 to L.A. 4/96 dated August 31, 1996 -- incorporated by reference to Exhibit 10.34(a) to the 2000 10-K.

10.33(b) Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated August 31, 1996 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.34(b) to the 2000 10-K. (1)

10.33(c) Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.36(c) to the 2001 10-K. (1)

10.34 Letter of Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, ExpressJet and Embraer ("L.A. 4A/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1.

10.35 Letter Agreement DCT 059/2000 dated October 27, 2000 between ExpressJet and Embraer -- incorporated by reference to Exhibit 10.36 to the 2000 10-K. (1)

10.36 Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and ExpressJet ("P.A. 54/98") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(a) Amendment No. 1 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(b) Amendment No. 2 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(c) Amendment No. 3 to P.A. 54/98 dated October 21, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(d) Amendment No. 4 to P.A. 54/98 dated January 31, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(e) Amendment No. 5 to P.A. 54/98 dated February 15, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(f) Amendment No. 6 to P.A. 54/98 dated April 17, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(g) Amendment No. 7 to P.A. 54/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.37(g) to the 2000 10-K. (1)

10.36(h) Amendment No. 8 to P.A. 54/98 dated November 7, 2000 -- incorporated by reference to Exhibit 10.37(h) to the 2000 10-K. (1)

10.36(i) Amendment No. 9 to P.A. 54/98 dated September 20, 2000 -- incorporated by reference to Exhibit 10.37(i) to the 2000 10-K. (1)

10.36(j) Amendment No. 10 to P.A. 54/98 dated November 17, 2000 -- incorporated by reference to Exhibit 10.37(j) to the 2000 10-K. (1)

10.36(k) Amendment No. 11 to P.A. 54/98 dated July 31, 2001 -- incorporated by reference to Exhibit 10.39(k) to the 2001 10-K. (1)

10.36(l) Amendment No. 12 to P.A. 54/98 dated July 31, 2001 -- incorporated by reference to Exhibit 10.39(l) to the 2001 10-K. (1)

10.36(m) Amendment No. 13 to P.A. 54/98 dated October 10, 2001 -- incorporated by reference to Exhibit 10.39(m) to the 2001 10-K. (1)

10.36(n) Amendment No. 14 to P.A. 54/98 dated January 24, 2002 -- incorporated by reference to Exhibit 10.39(n) to the 2001 10-K.

10.37 Letter of Agreement DCT-055/98 dated December 23, 1998 between ExpressJet and Embraer ("L.A. 55/98") -- incorporated by reference to Exhibit 10.38 to the 2000 10-K. (1)

10.37(a) Amendment No. 1 to L.A. 55/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.38(a) to the 2000 10-K. (1)

10.38 EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, ExpressJet and Embraer ("L.A. 135") -- incorporated by reference to Exhibit 10.39 to the 2000 10-K. (1)

10.38(a) Amendment No. 1 to L.A. 135 -- incorporated by reference to Exhibit 10.39(a) to the 2000 10-K. (1)

10.38(b) Amendment No. 2 to L.A. 135 -- incorporated by reference to Exhibit 10.39(b) to the 2000 10-K. (1)

10.38(c) Amendment No. 3 to L.A. 135 dated October 27, 2000 -- incorporated by reference to Exhibit 10.39(c) to the 2000 10-K. (1)

10.39 Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.40 to the 2000 10-K. (1)

21.1 List of Subsidiaries of Continental. (3)
    Consent of Ernst & Young LLP. (3)
    Powers of attorney executed by certain directors and officers of Continental. (3)

_______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.