Form 10-Q
period 2003-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2003-04-16
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes X No _____
__________

As of April 14, 2003, 65,738,403 shares of Class B common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Operating Revenue:
Passenger	$1,872	$1,872
Cargo, mail and other	170	121
	2,042	1,993

Operating Expenses:
Wages, salaries and related costs	778	732
Aircraft fuel	347	208
Aircraft rentals	223	228
Landing fees and other rentals	152	161
Maintenance, materials and repairs	133	114
Depreciation and amortization	116	106
Reservations and sales	91	102
Passenger services	70	77
Fleet impairment losses and other special charges	65	90
Commissions	36	70
Other	255	292
	2,266	2,180

Operating Loss	(224)	(187)

Nonoperating Income (Expense):
Interest expense	(95)	(82)
Interest capitalized	7	11
Interest income	5	5
Other, net	(3)	(1)
	(86)	(67)

Loss before Income Taxes and Minority Interest	(310)	(254)

Income Tax Benefit	103	90

Minority Interest	(12)	-

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1 and $1, respectively	(2)	(2)

Net Loss	$ (221)	$ (166)

Basic and Diluted Loss per Share	$ (3.38)	$ (2.61)

Shares Used for Basic and Diluted Computation	65.3	63.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	March 31,	December 31,	March 31,
ASSETS	2003	2002	2002
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents, including restricted cash of $63, $62, and $173	$ 1,058	$ 1,225	$ 1,091
Short-term investments	123	117	105
Accounts receivable, net	445	377	542
Spare parts and supplies, net	239	248	272
Deferred income taxes	182	165	210
Prepayments and other	213	145	202
Total current assets	2,260	2,277	2,422

Property and Equipment:
Owned property and equipment:
Flight equipment	6,689	6,762	6,360
Other	1,278	1,275	1,137
	7,967	8,037	7,497
Less: Accumulated depreciation	1,686	1,599	1,331
	6,281	6,438	6,166

Purchase deposits for flight equipment	266	269	337

Capital leases:
Flight equipment	117	117	223
Other	284	262	246
	401	379	469
Less: Accumulated amortization	124	118	200
	277	261	269
Total property and equipment	6,824	6,968	6,772

Other Assets:
Routes	684	684	684
Airport operating rights, net	319	325	342
Intangible pension asset	144	144	148
Investment in unconsolidated subsidiaries	78	82	74
Other assets, net	281	260	249

Total Assets	$10,590	$10,740	$10,691

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2003	2002	2002
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 507	$ 493	$ 487
Accounts payable	964	930	887
Air traffic liability	1,001	882	1,173
Accrued payroll	312	285	314
Accrued other liabilities	353	336	329
Total current liabilities	3,137	2,926	3,190

Long-Term Debt and Capital Leases	5,096	5,222	4,976

Deferred Income Taxes	431	520	643

Accrued Pension Liability	796	723	342

Other	319	329	283

Commitments and Contingencies

Minority Interest	19	7	-

Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of Continental	241	241	243

Redeemable Preferred Stock of Subsidiary	5	5	-

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,202,972, 91,203,321 and 89,098,340 shares issued	1	1	1
Additional paid-in capital	1,393	1,391	1,077
Retained earnings	689	910	1,195
Accumulated other comprehensive loss	(397)	(395)	(119)
Treasury stock - 25,464,569, 25,442,529 and 25,442,529 shares, at cost	(1,140)	(1,140)	(1,140)
Total stockholders' equity	546	767	1,014
Total Liabilities and Stockholders' Equity	$ 10,590	$ 10,740	$10,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2003		2002
	(Unaudited)

Net cash used in operations	$	$ (18)	$ (119)

Cash Flows from Investing Activities:
Capital expenditures		(38)	(139)
Purchase deposits paid in connection with future aircraft deliveries		(8)	(18)
Purchase deposits refunded in connection with aircraft delivered		15	110
Purchase of short-term investments		(6)	(105)
Other		5	(10)
Net cash used in investing activities		(32)	(162)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net		-	216
Payments on long-term debt and capital lease obligations		(118)	(126)
Other		-	7
Net cash (used in) provided by financing activities		(118)	97

Net Decrease in Cash and Cash Equivalents		(168)	(184)

Cash and Cash Equivalents - Beginning of Period (1)		1,163	1,102

Cash and Cash Equivalents - End of Period (1)		$ 995	$ 918

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ -	$ 663

  Excludes restricted cash.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature, except for fleet impairment losses and other special charges. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, our subsidiaries. "Holdings" refers to our 53.1%-owned subsidiary, ExpressJet Holdings, Inc., and "ExpressJet" refers to ExpressJet Airlines, Inc., Holdings' wholly owned subsidiary which operates as Continental Express.

Certain reclassifications have been made in the prior period's financial statements to conform to the current year presentation.

NOTE 1 - LOSS PER SHARE

Weighted average options to purchase approximately seven million and one million shares of our Class B common stock were not included in the computation of diluted loss per share for the three months ended March 31, 2003 and 2002, respectively, because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. Preferred Securities of Trust and convertible notes were also antidilutive. As a result, there was no difference between basic and diluted loss per share for each of the three months ended March 31, 2003 and 2002, respectively.

NOTE 2 - STOCK PLANS AND AWARDS

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost for our stock option plans is reflected in our consolidated statement of operations, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation," for the three months ended March 31, 2003 and 2002 (in millions except per share amounts).
	2003	2002

Net loss, as reported	$ (221)	$(166)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(2)	(1)
Net loss, pro forma	$ (223)	$ (167)

Basic and diluted loss per share:
As reported	$(3.38)	$(2.61)
Pro forma	$(3.42)	$(2.64)

NOTE 3 - COMPREHENSIVE LOSS

We include in other comprehensive loss changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting. For the first quarter of 2003 and 2002, total comprehensive loss amounted to $223 million and $155 million, respectively. The difference between the net loss and total comprehensive loss for each period was attributable to changes in the fair value of derivative financial instruments.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, we adopted SFAS 146, "Accounting for Costs Associated with Disposal or Exit Activities", which requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rules change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

We also adopted Financial Accounting Standards Board ("FASB") Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002 and has had no impact on our consolidated results of operations or consolidated balance sheet.

FASB Interpretation 46, "Consolidation of Variable Interest Entities", requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Interpretation 46 currently applies to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. Since we had no such interests arising after January 31, 2003, this interpretation has had no impact on our consolidated results of operations or consolidated balance sheet to date.

Beginning in the third quarter of 2003, we must apply Interpretation 46 to all interests in variable interest entities existing prior to January 31, 2003. We have entered into two types of transactions prior to January 31, 2003 that may be impacted by this interpretation. We are the lessee in a series of leveraged leases covering the majority of our leased aircraft. The lessors are financing entities that we do not consolidate. These operating leases typically contain a fixed-price purchase option; however, we generally are not at risk for losses. We currently believe that it is unlikely that we will be required to consolidate the underlying entities upon application of the interpretation. We are also the lessee under long-term operating leases at a number of airports where we are the guarantor of the underlying debt, as discussed in Note 9. We have risk of loss due to our guarantees. We are evaluating the applicability of this interpretation to our airport lease arrangements and the possible impact on our future consolidated results of operations or consolidated balance sheet.

NOTE 5 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 362 mainline jets and 200 regional jets at March 31, 2003, excluding aircraft out of service. Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of March 31, 2003 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options

777-200ER	18	6	12	-	3
767-400ER	16	14	2	-	-
767-200ER	10	9	1	-	2
757-300	4	4	-	11	11
757-200	41	13	28	-	-
737-900	12	8	4	3	12
737-800	77	22	55	38	35
737-700	36	12	24	15	24
737-500	64	15	49	-	-
737-300	56	14	42	-	-
MD-80	28	8	20	-	-
Mainline Jets	362	125	237	67	87

ERJ-145XR	30	-	30	74	100
ERJ-145	140	18	122	-	-
ERJ-135	30	-	30	-	-
Regional Jets	200	18	182	74	100

Total	562	143	419

As of March 31, 2003, we had the following aircraft out of service:
Aircraft Type	Owned	Leased	Total Aircraft	Temporarily Grounded	Permanently Grounded or Expiring Lease

DC 10-30	4	7	11	-	11
MD-80	8	5	13	11	2
737-500	-	1	1	-	1
737-300	-	1	1	-	1
747-200	2	-	2	-	2
EMB-120	8	10	18	-	18
ATR-42-320	-	22	22	-	22

Total	22	46	68	11	57

The 22 owned out-of-service aircraft are being carried at an aggregate fair market value of $36 million. In the first quarter of 2003, we sold eight owned ATR-42-320s and one MD-80 and returned three leased MD-80s to the lessor. We currently sublease three of the leased out-of-service aircraft to third parties and continue to explore sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of the disposition of these aircraft will depend on the stabilization of the economic environment in the airline industry as well as our ability to find purchasers or sublessees for the aircraft. We cannot predict when such stabilization will occur or if purchasers or sublessees can be found, and it is possible that our assets (including aircraft currently in service) could suffer additional impairment.

During the first quarter of 2003, ExpressJet took delivery of 12 ERJ-145XR aircraft. We removed from service one 737-500, two 737-300 and one MD-80 aircraft, primarily in conjunction with the expiration of their lease terms. During the remaining three quarters of 2003, we plan to retire 13 mainline jet aircraft (mainly 737-300 aircraft) from service (including four in the second quarter).

As of March 31, 2003, we had firm purchase commitments for 67 Boeing aircraft with an estimated cost of approximately $2.5 billion and options to purchase an additional 87 Boeing aircraft exercisable through 2007. The 67 firm aircraft are scheduled to be delivered between late 2003 and mid 2008, with four Boeing 737-800 aircraft scheduled for delivery in the fourth quarter of 2003. We have been offered backstop financing for approximately 12 firm aircraft and are currently in negotiations regarding the offer. We do not have backstop financing or any other financing currently in place for the remainder of the firm aircraft. In addition, at March 31, 2003, we had firm commitments to purchase 13 spare engines related to the new Boeing aircraft for approximately $80 million. We do not have any financing currently in place for such spare engines. These spare engines are scheduled to be delivered through March 2005. Further financing will be needed to satisfy our capital commitments for our aircraft and aircraft-related expenditures such as engines, spare parts and related items. There can be no assurance that sufficient financing will be available for the aircraft on order and other capital expenditures.

As of March 31, 2003, ExpressJet had firm commitments for an additional 74 Embraer regional jets with an estimated aggregate cost of $1.5 billion and options to purchase an additional 100 Embraer regional jets exercisable through 2008. Effective February 26, 2003, ExpressJet and Embraer amended the purchase agreement to slow the pace of regional jet deliveries. ExpressJet will take delivery of 24 regional jets during the remainder of 2003 (for a total of 36 in 2003), down from its original plan for 48 deliveries, and will take 21 aircraft deliveries in 2004, down from 36. As a result, ExpressJet will increase its aircraft deliveries to 21 and eight for 2005 and 2006, up from two and zero for these years, respectively. ExpressJet does not have any financing currently in place for these aircraft. However, ExpressJet does not have any obligation to take any of these firm aircraft that are not financed by a third party and leased either to them or us. In addition, ExpressJet expects to purchase 15 spare engines for approximately $41 million through 2006. ExpressJet does not have any financing currently in place for such spare engines. ExpressJet would have no obligation to acquire the spare engines if the firm order aircraft are not delivered for any reason.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

NOTE 6 - FLEET IMPAIRMENT LOSSES AND OTHER SPECIAL CHARGES

We recorded fleet impairment losses in the first quarters of both 2003 and 2002, each of which was partially the result of the September 11, 2001 terrorist attacks and their related aftermath. The 2003 charge also reflects the impact of the war in Iraq and the resulting deterioration of the already weak revenue environment for the U.S. airline industry. In the first quarter of 2003, we recorded fleet impairment losses and other special charges of $65 million ($41 million after income taxes). This charge consisted of a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to fair value in 2002. The remainder of the charge consisted primarily of the write-down to market value of spare parts inventory for permanently grounded fleets. These write-downs were necessary because the fair market values of the MD-80 fleet and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines.

In the first quarter of 2002, we recorded a fleet charge of $90 million ($57 million after taxes) primarily in connection with the permanent grounding and retirement of our leased DC10-30 fleet. The majority of the charge related to future commitments under noncancelable lease agreements past the dates the aircraft were permanently removed from service. The remainder of the charge related to costs expected to be incurred related to the storage and return of these aircraft.

Activity related to the accruals for future lease payments, return condition and storage costs and closure/under-utilization of facilities for the three months ending March 31, 2003 are as follows (in millions):
	Beginning Balance	Accrual	Payments	Ending Balance

Allowance for future lease payments, return condition and storage costs	$107	$ -	$(12)	$95
Closure/under-utilization of facilities	22	-	(1)	21

NOTE 7 - CAPACITY PURCHASE AGREEMENT

Our capacity purchase agreement with Holdings and ExpressJet provides that we purchase in advance all of ExpressJet's available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Our payments to ExpressJet under the capacity purchase agreement totaled $307 million and $266 million in the three months ended March 31, 2003 and 2002, respectively. These payments are eliminated in our consolidated financial statements.

In March 2003, in connection with ExpressJet's agreeing to slow the delivery of regional jets from Embraer (see discussion in Note 5), we extended by one year, to December 31, 2006, our agreement that ExpressJet will be the sole provider to us of regional jet service in our hubs and agreed that the first date on which we may exercise our right to terminate the capacity purchase agreement without cause would be extended by one year to January 1, 2007.

Set forth below are estimates of our future minimum noncancelable commitments under the capacity purchase agreement, as amended, excluding the underlying obligations for aircraft and facility rent (in millions):
April 1, 2003 through December 31, 2003	$ 822
2004	1,151
2005	891
2006	909
2007 and thereafter	375
Total	$4,148

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions used to develop these estimates.

NOTE 8 - SEGMENT REPORTING

We have two reportable segments: (1) mainline jet and (2) regional jet and turboprop (turboprops were removed entirely from our fleet in 2002). We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). Since assets can be readily moved between the two segments and are often shared, we do not report information about total assets or capital expenditures between the segments.

Financial information for the three months ended March 31 by business segment is set forth below (in millions):
	2003	2002

Operating Revenue:
Mainline Jet	$1,776	$1,781
Regional Jet and Turboprop	266	212
Total Consolidated	$2,042	$1,993

Operating Loss:
Mainline Jet	$ (179)	$ (132)
Regional Jet and Turboprop	(45)	(55)
Total Consolidated	$ (224)	$ (187)

Net Loss:
Mainline Jet	$ (173)	$ (128)
Regional Jet and Turboprop	(48)	(38)
Total Consolidated	$ (221)	$ (166)

The amounts presented above for the regional jet and turboprop segment are not the same as the amounts reported in stand-alone financial statements of Holdings. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional jet and turboprop segment's revenue includes a pro-rated share of our ticket revenue for segments flown by Holdings, and expenses include all activity related to the regional jet and turboprop operations, regardless of whether the costs were paid by us or by Holdings. Net income for the regional jet and turboprop segment for the three months ended March 31, 2003 reflects a $12 million after tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations.

Holdings' stand-alone financial statements, and the calculation of minority interest in our consolidated financial statements, are both based on Holdings' results of operations under the capacity purchase agreement. Under this agreement, we pay Holdings for each scheduled block hour based on an agreed formula. On this basis, selected Holdings' results of operations were as follows for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002

Revenue	$307	$265
Operating Income	43	36
Net Income	26	20

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Financings and Guarantees. We are the guarantor of approximately $1.6 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (excludes the City of Houston bonds and includes the US Airways contingent liability, both discussed below). Excluding the US Airways contingent liability, these bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. This project will add 20 gates to our Houston hub. We expect to begin using seven gates for domestic operations in the summer of 2003, and expect the entire terminal to be substantially completed in December 2003. The final phase of our Terminal E project, the international ticketing hall facility, is projected to be substantially completed in the spring of 2005, at which time the City of Houston is also expected to complete a new federal customs and immigration facility, enabling both domestic and international use of the entire Terminal E concourse.

In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $146 million of the bond proceeds had been expended as of March 31, 2003 and this project is proceeding within budget. During the construction period, we retain the risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon the percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the completion of construction, our failure to comply with the lease (which is within our control), or our termination of the lease. Further, we have not assumed any condemnation risk, casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an average rate of 6.78%.

We remain contingently liable until December 1, 2015, for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $182 million par value special facilities revenue bonds issued by the Port Authority. Upon its emergence from bankruptcy on March 31, 2003, US Airways assumed the lease. If US Airways defaults on these obligations, we would be required to cure the default, and we would have the right to occupy the terminal.

We also have letters of credit and performance bonds at March 31, 2003 in the amount of $145 million with expiration dates through June 2008.

General Guarantees and Indemnifications. We are the lessee under many real estate leases. It is common in such commercial lease transactions for us to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to our use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify such parties for any environmental liability that arises out of or relates to our use of the leased premises.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.3 billion of floating rate debt at March 31, 2003. In several financing transactions, with an aggregate carrying value of $922 million and involving loans from non-U.S. banks, export-import banks and other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $73 million at March 31, 2003.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Virgin Atlantic Codeshare Agreement. Effective April 1, 2003, we made adjustments to our codeshare agreement with Virgin Atlantic Airways eliminating our fixed commitment to purchase seats. We continue to codeshare on each other's flights between New York/Newark and London, and Continental continues to place its code on seven other routes flown by Virgin Atlantic between the United States and the United Kingdom.

Employees. Collective bargaining agreements between both us and ExpressJet and our respective pilots became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with the Air Line Pilots Association in September 2002 and are continuing. We continue to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

Environmental Matters. We could be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated losses from environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental remediation costs.

We expect our total losses from environmental matters, net of insurance recoveries, to be $37 million for which we were 100% accrued at March 31, 2003. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, liquidity or our results of operations.

Legal Proceedings. Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S. D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and ultimate elimination of travel agent base commissions by certain air carriers, including Continental and other domestic and international air carriers. The amended complaint alleges an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs seek compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. Discovery has been completed and the trial of this lawsuit is currently scheduled to begin on September 2, 2003. We believe the plaintiffs' claims are without merit and are vigorously defending this lawsuit. A final adverse court decision awarding substantial money damages, however, would have a material adverse impact on our financial condition, results of operations and liquidity.

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

NOTE 10 - SUBSEQUENT EVENT

The U.S. Senate and House of Representatives recently approved, and the President is expected to sign, a supplemental appropriations bill that includes reimbursement to U.S. air carriers for their proportional share of passenger security and air carrier security fees paid or collected by such carriers as of the date of enactment of the legislation, together with other items. Highlights of the provisions relating to U.S. air carriers, including the company, are as follows:

    $2.3 billion for reimbursement of airline security fees - both the passenger and the air carrier security fees - that have been paid or collected by the carriers as of date of enactment, to be reimbursed to the carriers not later than 30 days of the date of enactment of the legislation. Additionally, the passenger security fees will not be imposed during the period beginning June 1, 2003 and ending September 30, 2003.
    $100 million to compensate carriers for the direct costs associated with installing strengthened flight deck doors and locks.
    Aviation war risk insurance provided by the government is extended for one year to August 2004.
    Certain airlines' (including the company's) two most highly compensated executives' total compensation will be limited, during the period between April 1, 2003 and April 1, 2004, to the annual salary paid to those officers with respect to the air carrier's fiscal year 2002 (and any violation thereof will require the carrier to repay the government the amount of its reimbursement for airline security fees described above).

Although we are still in the process of estimating the amount of the reimbursement and compensation that we will receive, we believe it will be in the range of $175 million to $200 million.

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2002 10-K, which identify important factors such as the war in Iraq, terrorist attacks and the resulting regulatory developments and costs, our recent operating losses and special charges, our high leverage and significant financing needs, our historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements. In addition to the foregoing risks, there can be no assurance that we will be able to achieve the pre-tax contributions from the revenue-generating and cost-reducing initiatives discussed below, which will depend, among other matters, on customer acceptance and competitor actions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

The current U.S. domestic airline environment is the worst in our history, and may deteriorate further if hostilities in the Middle East continue. Please see the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2002 10-K for a detailed discussion of the financial and operational challenges we face.

Subsequent to the filing of our 2002 10-K, several significant developments have adversely affected our outlook.

First, the United States and certain of its allies commenced military actions in Iraq. The hostilities have significantly reduced our bookings and lowered passenger traffic. Second, the spread of Severe Acute Respiratory Syndrome, or "SARS", in China and elsewhere has caused a further decline in passenger traffic, particularly to Hong Kong and certain other cities in Asia that we serve. Both of these events have disproportionately affected our international passenger traffic. We have responded to the reduced actual and anticipated demand by announcing capacity reductions on certain trans-Atlantic and trans-Pacific routes (including the suspension of our flights between Hong Kong and Newark) and by reducing our summer schedule.

On March 19, 2003, we announced plans to implement measures designed to improve our current 2004 pre-tax outlook by $500 million, although we have not yet identified all of the measures to achieve that goal. Our goal is for these measures to result in savings of more than $100 million in the current year. Cost-saving measures to be implemented include a significant reduction in distribution expenses through increased utilization of our website, continental.com, the reduction of airport facility costs and landing fees, the elimination of paper tickets worldwide by June 30, 2004, the closing of select city ticket offices and the renegotiation of contracts with key suppliers. In addition, we have begun reducing our workforce, and expect to reduce it by over 1,200 positions by December 31, 2003.

In spite of these measures, continued hostilities in the Middle East or continued soft demand could lead to further reductions in service, including service to small and medium-sized communities, and further job eliminations.

RESULTS OF OPERATIONS

We recorded a consolidated net loss of $221 million for the first quarter of 2003 as compared to consolidated net loss of $166 million for the three months ended March 31, 2002. The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2003 as compared to the corresponding period in 2002.

Total passenger revenue remained unchanged during the quarter ended March 31, 2003 as compared to the same period in 2002. Mainline jet passenger revenue decreased 3.0%, offset by a 23.8% increase in regional jet and turboprop passenger revenue.

Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline jet and regional jet and turboprop (turboprops were removed entirely from our fleet in 2002) operations are shown below:

Increase (Decrease) for March 31, 2003 YTD vs. March 31, 2002 YTD
	Passenger Revenue	RASM	ASMs

Domestic	(5.1)%	(0.6)%	(4.5)%
Latin America	(2.3)%	(5.6)%	3.5%
Trans-Atlantic	7.6%	(6.6)%	15.2%
Pacific	(3.0)%	(10.4)%	8.3%
Total Mainline Jet Operations	(3.0)%	(3.6)%	0.7%

Regional Jet and Turboprop	23.8%	(0.2)%	24.1%

Cargo, mail and other revenue increased 40.5%, $49 million, during the quarter ended March 31, 2003 as compared to the same period in 2002 primarily due to increased military charter flights and higher freight volumes.

Wages, salaries and related costs increased 6.3%, $46 million, during the quarter ended March 31, 2003 as compared to the same period in 2002, primarily due to higher wage rates, partially offset by a reduction in the average number of employees and lower employee incentives.

Aircraft fuel expense increased 66.8%, $139 million, in the three months ended March 31, 2003 as compared to the same period in the prior year. The average jet fuel price per gallon increased 63.7% from 60.17 cents in the first quarter of 2002 to 98.50 cents in the first quarter of 2003.

Aircraft rentals decreased 2.2%, $5 million, primarily due to lease expirations and aircraft rent on grounded aircraft no longer requiring accrual since such amounts have been recognized as part of the fleet impairment charge, partially offset by the delivery of new aircraft.

Landing fees and other rentals decreased 5.6%, $9 million, primarily due to lower variable rent at selected airports.

Maintenance, materials and repairs increased 16.7%, $19 million, in the first quarter of 2003 compared to the first quarter of 2002 primarily due to increases in the number of airframe heavy checks and engine repair costs.

Depreciation and amortization expense increased 9.4%, $10 million, in the first quarter of 2003 compared to the first quarter of 2002 due principally to the addition of new owned aircraft and related spare parts, partially offset by lower depreciation expense on grounded aircraft which have been written down to fair value.

Reservations and sales expense decreased 10.8%, $11 million, in the first quarter of 2003 compared to the first quarter of 2002 primarily due to lower computer reservation system booking fees and credit card discount fees.

Passenger services expense decreased 9.1%, $7 million, in the first quarter of 2003 compared to the first quarter of 2002 primarily due to a decrease in food costs resulting from fewer passengers and improved operational performance, partially offset by increased passenger liability insurance costs.

Fleet impairment and other special charges in the first quarter of 2003 included a $44 million additional impairment of our owned MD-80s. The remainder of the charge consisted primarily of a write-down to market value of spare parts inventory for idled or sold fleets.  Our fleet of MD-80s was determined to be impaired and was written down to fair value in 2002. The additional write-downs of the aircraft and spare parts were necessary because the fair market values of these assets have declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines.

Fleet impairment and other special charges in the first quarter of 2002 consisted of a $90 million charge primarily in connection with the permanent grounding and retirement of our leased DC 10-30 fleet. The majority of the charge related to future commitments under noncancellable lease agreements past the dates the aircraft were permanently removed from service. The remainder of the accrual related to costs expected to be incurred related to the storage and return of these aircraft.

Commission expense decreased 48.6%, $34 million, during 2003 as compared to 2002 due to elimination of domestic base commissions.

Other operating expense decreased 12.7%, $37 million, in the three months ended March 31, 2003 as compared to the same period in the prior year, primarily as a result of lower insurance costs and lower bad debt expenses incurred in 2003.

Interest expense increased 15.9%, $13 million, due to an increase in long-term debt, primarily resulting from the purchase of new aircraft.

Other nonoperating income (expense) in the three months ended March 31, 2003 included the write-off of our $6 million investment in Cordiem LLC, an internet-based procurement service.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income.

Minority interest of $12 million in 2003 represents the portion of Holdings' net income attributable to the 46.9% of Holdings that we do not own. This amount is based on Holdings' results of operations under the capacity purchase agreement. Under this agreement, we pay Holdings for scheduled block hours based on an agreed upon formula. Transactions between us and Holdings under the capacity purchase agreement are otherwise eliminated in the consolidated financial statements.

Certain Statistical Information

An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	March 31,		Increase/
	2003	2002	(Decrease)

Mainline Jet Statistics:
Revenue passengers (thousands)	9,245	10,057	(8.1)%
Revenue passenger miles (millions) (1)	13,274	14,032	(5.4)%
Available seat miles (millions) (2)	19,076	18,951	0.7%
Cargo ton miles (millions)	233	208	12.0%
Passenger load factor (3)	69.6%	74.0%	(4.4) pts.
Passenger revenue per available seat mile (cents)	8.45	8.77	(3.6)%
Total revenue per available seat mile (cents)	9.31	9.40	(1.0)%
Operating cost per available seat mile including special charges (cents)	10.25	10.09	1.6%
Fleet impairment losses and other special charges per available seat mile (cents)	0.34	0.48	NM
Average yield per revenue passenger mile (cents) (4)	12.14	11.84	2.5%
Average price per gallon of fuel, excluding fuel taxes (cents)	98.50	60.17	63.7%
Average price per gallon of fuel, including fuel taxes (cents)	102.87	64.39	59.8%
Fuel gallons consumed (millions)	305	308	(1.0)%
Average fare per revenue passenger	$174.27	$165.21	5.5%
Average length of aircraft flight (miles)	1,257	1,191	5.5%
Average daily utilization of each aircraft (hours) (5)	9:19	9:31	(2.1)%
Actual aircraft in fleet at end of period (6)	362	364	(0.5)%

Regional Jet and Turboprop Statistics:
Revenue passengers (thousands)	2,273	2,005	13.4%
Revenue passenger miles (millions) (1)	1,078	835	29.1%
Available seat miles (millions) (2)	1,767	1,424	24.1%
Passenger load factor (3)	61.0%	58.6%	2.4 pts.

Consolidated Statistics:
Consolidated passenger load factor (3)	68.9%	73.0%	(4.1) pts.
Consolidated breakeven passenger load factor (7)	84.5%	87.4%	(2.9) pts.

__________________

  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles that those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft that are either temporarily or permanently removed from service.
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis. After-tax fleet impairment losses and other special charges of $41 million in 2003 and $57 million in 2002 included in the consolidated breakeven passenger load factor account for 3.0 and 4.9 percentage points, respectively.

LIQUIDITY AND CAPITAL COMMITMENTS

As of March 31, 2003, we had $1.18 billion in cash, cash equivalents and short-term investments, which is $161 million lower than at December 31, 2002. Cash and cash equivalents at March 31, 2003 included $63 million of restricted cash held by us and $144 million of cash held by Holdings. Cash flows used in operations for the three months ended March 31, 2003 were $18 million compared to cash flows used in operations of $119 million in the comparable period of 2002. The 2002 period was impacted by the January 2002 payment of $168 million in transportation taxes, the payment of which had been deferred pursuant to the Air Transportation Safety and System Stabilization Act. Cash flows used in investing activities, primarily capital expenditures, were $32 million for the three months ended March 31, 2003 and $162 million for the three months ended March 31, 2002, reflecting fewer aircraft deliveries in 2003. Cash flows used by financing activities, primarily the payment of long-term debt and capital lease obligations, were $118 million for the three months ended March 31, 2003, compared to cash flows provided by financing activities of $97 million in the three months ended March 31, 2002. There were no new issuances of long-term debt in the first quarter of 2003.

We expect to incur a significant loss for the full year 2003. Absent adverse factors outside our control such as those described herein or in our 2002 10-K, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2003 (and beyond if we are successful in implementing our previously announced revenue-generating and cost cutting measures). In addition to our previously announced measures, we recently announced additional measures designed to improve our current 2004 pre-tax outlook by $500 million, although we have not yet identified all of the measures to achieve that goal. Our goal is for these measures to result in savings of more than $100 million in the current year. As part of this initiative, we have begun reducing our workforce, and expect to reduce it by over 1,200 positions by December 31, 2003. We recently announced an additional decrease in our summer schedule and our expectation of further workforce reductions.

The U.S. Senate and House of Representatives recently approved, and the President is expected to sign, a supplemental appropriations bill that includes reimbursement to U.S. air carriers for their proportional share of passenger security and air carrier security fees paid or collected by such carriers as of the date of enactment of the legislation, together with other items. Highlights of the provisions relating to U.S. air carriers, including the company, are as follows:

    $2.3 billion for reimbursement of airline security fees - both the passenger and the air carrier security fees - that have been paid or collected by the carriers as of date of enactment, to be reimbursed to the carriers not later than 30 days of the date of enactment of the legislation. Additionally, the passenger security fees will not be imposed during the period beginning June 1, 2003 and ending September 30, 2003.
    $100 million to compensate carriers for the direct costs associated with installing strengthened flight deck doors and locks.
    Aviation war risk insurance provided by the government is extended for one year to August 2004.
    Certain airlines' (including the company's) two most highly compensated executives' total compensation will be limited, during the period between April 1, 2003 and April 1, 2004, to the annual salary paid to those officers with respect to the air carrier's fiscal year 2002 (and any violation thereof will require the carrier to repay the government the amount of its reimbursement for airline security fees described above).

Although we are still in the process of estimating the amount of the reimbursement and compensation that we will receive, we believe it will be in the range of $175 million to $200 million.

On several occasions subsequent to September 11, 2001, each of Moody's Investors Service, Standard and Poor's and Fitch, IBCA, Duff & Phelps downgraded the credit ratings of a number of major airlines, including our credit ratings. Additional downgrades were made in March and April 2003 and further downgrades are possible due to the impact of the war in Iraq. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future.

We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade, but under two letters of credit securing our worker's compensation program, we could be required to substitute approximately $67 million of cash collateral for spare engines that currently serve as collateral if the ratings of our senior unsecured debt are lowered below CCC- or Caa3 by Standard and Poor's or Moody's Investors Service, respectively.

At April 15, 2003, under the most restrictive provisions of a credit facility agreement with an outstanding balance of $165 million at March 31, 2003, we are required to maintain a minimum unrestricted cash balance of $600 million. Also, a separate credit facility agreement with an outstanding balance of $43 million requires, beginning in June 2003, a minimum 1:1 ratio of EBITDAR (earnings before interest, income taxes, depreciation and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends, for the previous four quarters. We believe that we will be able to meet both of these covenants for the remainder of 2003.

We do not currently have any undrawn lines of credit and substantially all of our otherwise readily financeable assets are encumbered.

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 5. Capital expenditures for 2003 are expected to be $270 million, or $250 million when reduced by purchase deposits refunded or paid. Projected capital expenditures consist of $80 million of fleet expenditures, $100 million of non-fleet expenditures and $90 million for rotable parts and capitalized interest.

Deferred Tax Assets.  As of December 31, 2002, we had a net deferred tax liability of $355 million including gross deferred tax assets aggregating $1,801 million, $704 million related to net operating losses ("NOLs"), and a valuation allowance of $603 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.61% for March 2003). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $15 million per year other than through the recognition of future built-in gain transactions.

Pension Plans. We have several noncontributory defined benefit plans covering substantially all our employees. As of December 31, 2002, these plans were underfunded by approximately $1.2 billion as measured by SFAS 87, "Employers Accounting for Pensions". As of March 31, 2003, our contributions to the plans for the remainder of 2003 are expected to be $89 million, although contributions currently expected to be required in 2004 are significantly greater.

OUTLOOK

Based on current information and trends (including currently anticipated unit costs), we expect to incur a significant loss for the full year 2003. We expect our mainline jet passenger load factor to be flat or slightly higher for the full year compared to 2002, although against reduced capacity. We may make further reductions in capacity in response to market conditions. The reduced capacity, coupled with the fact that many of our costs are fixed in the intermediate to long term, will continue to drive higher unit costs.

Our net cash flows for the second quarter of 2003, excluding amounts expected to be received from the U.S. government, are currently expected to be slightly negative at approximately $0.5 million per day, including required debt payments and capital expenditures.

We also have significant future funding requirements for our pension plans. Absent any changes to the plans (which in most cases are subject to collective bargaining agreements with our unions) or a waiver of required payments from the Internal Revenue Service, the minimum funding requirement in 2004 related to the 2002 plan year is approximately $240 million. We expect that minimum funding requirements in 2004 relating to the 2003 plan year will also be significant. Investment returns on plan assets and changes to the discount rate used to value the pension liability will also impact the required contributions in 2004.

We believe that our costs are likely to be affected in the future by a number of factors, which are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" of our 2002 10-K.

OTHER

On March 31, 2003, the Department of Transportation completed its review of our marketing agreement with Delta Air Lines and Northwest Airlines. When implemented, this alliance will involve codesharing, reciprocal frequent flyer benefits and reciprocal airport lounge privileges.

Effective April 1, 2003, we made adjustments to our codeshare agreement with Virgin Atlantic Airways eliminating our fixed commitment to purchase seats. We continue to codeshare on each other's flights between New York/Newark and London, and Continental continues to place its code on seven other routes flown by Virgin Atlantic between the United States and the United Kingdom.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2002 10-K except as follows:

Our results of operations are significantly impacted by changes in the price of aircraft fuel. From time to time, we enter into petroleum call options and petroleum swap agreements to provide short-term protection (generally three to nine months) against a sharp increase in jet fuel prices. As of March 31, 2003, we had hedged approximately 30% of our remaining 2003 projected fuel requirements (consisting of approximately 80% of our projected fuel requirements for the second quarter of 2003) using petroleum call options. We estimate that a 10% increase in the price per gallon of aircraft fuel would increase the fair value of petroleum call options existing at March 31, 2003 by $6 million.

Also, as of March 31, 2003, we entered into option and forward contracts to hedge approximately 64% of our projected yen-denominated net cash flows for the remainder of 2003. We estimate that at March 31, 2003, a 10% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing option and forward contracts by $6 million, offset by a corresponding loss on the underlying 2003 Japanese yen exposure of $10 million, resulting in a net loss of $4 million.

Item 4. Controls and Procedures.

On April 14, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since April 14, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits:
3.1	Corrected Certificate of Designations of Series B Preferred Stock.
3.2	Bylaws as amended and restated through February 26, 2003.
10.1	First Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003.
10.2	Continental Airlines, Inc. Long Term Incentive Performance Award Program as amended and restated through February 10, 2003.
10.3	Special Bonus Program for Key Management for 2003.
10.4	Early Retirement Agreement between Continental and C.D. McLean dated as of March 18, 2003.
10.5	Supplemental Agreement No. 18 to Agreement of Lease between Continental and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.
10.6	Supplemental Agreement No. 28 to Purchase Agreement No. 1951 between the Company and The Boeing Company, dated as of April 1, 2003, relating to the purchase of Boeing 737 aircraft. (1)
10.7

  Amendment No. 28 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc., dated as of February 20, 2003, relating to the purchase of EMB 145 aircraft ("P.A. 3/96"). (1)

10.8	Amendment No. 29 to P.A. 3/96, dated as of February 26, 2003. (1)
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The Company has applied to the Commission for confidential treatment for a portion of this exhibit.

  Reports on Form 8-K:
(i)

Report dated January 2, 2003, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our December 2002 and full year 2002 performance.

(ii)

Report dated January 15, 2003, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our fourth quarter and full year 2002 results of operations and a letter to investors and analysts related to our financial and operational outlook for the first quarter and full year 2003.

(iii)	Report dated February 3, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our January 2003 performance.

(iv)

Report dated February 4, 2003, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to data being presented by some of our executive officers at a conference.

(v)	Report dated March 3, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our February 2003 performance.

(vi)	Report, as amended, dated March 3, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our February 2003 performance.

(vii)

Report dated March 4, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a letter to investors and analysts related to our financial and operational outlook for the first quarter and full year 2003.

(viii)

Report dated March 18, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing the retirement of C.D. McLean, Executive Vice President and Chief Operating Officer. The press release also announces that Larry Kellner, Continental's President, had assumed Mr. McLean's responsibilities.

(ix)

Report dated March 19, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing a series of cost-saving and revenue-generating initiatives and the retirement of four executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 16, 2003	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 16, 2003	by:	/s/ Chris Kenny
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

Date: April 16, 2003

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

Date: April 16, 2003

/s/ Jeffrey J. Misner

Jeffrey J. Misner

Senior Vice President and

Chief Financial Officer

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.
3.1	Corrected Certificate of Designations of Series B Preferred Stock.
3.2	Bylaws as amended and restated through February 26, 2003.
10.1	First Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003.
10.2	Continental Airlines, Inc. Long Term Incentive Performance Award Program as amended and restated through February 10, 2003.
10.3	Special Bonus Program for Key Management for 2003.
10.4	Early Retirement Agreement between Continental and C.D. McLean dated as of March 18, 2003.
10.5	Supplemental Agreement No. 18 to Agreement of Lease between Continental and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.
10.6	Supplemental Agreement No. 28 to Purchase Agreement No. 1951 between the Company and The Boeing Company, dated as of April 1, 2003, relating to the purchase of Boeing 737 aircraft. (1)
10.7

Amendment No. 28 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc., dated as of February 20, 2003, relating to the purchase of EMB 145 aircraft ("P.A. 3/96"). (1)

10.8	Amendment No. 29 to P.A. 3/96, dated as of February 26, 2003. (1)
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.