Form 10-K/A
period 2002-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2003-04-22
CIK 319687

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

Changes in Amended Filing of Form 10-K

Our annual report on Form 10-K for the year ended December 31, 2002 is being amended and refiled in its entirety to take into account the Securities and Exchange Commission's Regulation G governing the use of non-GAAP financial measures. Regulation G became effective March 28, 2003.

Disclosures that have been modified from the original filing are as follows:

• Item 1. "Business - Employees" (page 10). Labor costs as a percentage of total operating expenses excluding special charges have been changed to labor costs as a percentage of total operating expenses.

• Item 1. "Business - Risk Factors Relating to the Company" (page 15). Fuel costs as a percentage of total operating expenses excluding special charges and the Stabilization Act grant have been changed to fuel costs as a percentage of total operating expenses.

• Item 6. "Selected Financial Data" (page 27). Operating cost per available seat mile for each of the five years shown have been changed to include special charges. Footnote (5) to the table has been modified accordingly. In addition, a new item has been included in the table disclosing special items per available seat mile for each of the five years shown.

• Item 6. "Selected Financial Data" (page 27). Consolidated breakeven passenger load factor for each of the five years shown has been changed to include special items. Footnote (9) to the table has been modified accordingly and percentage points attributable to special items for each of the five years shown have been included.

• Item 6. "Selected Financial Data" (page 28). The caption in footnote (1) to the table has been changed to read "special" rather than "nonrecurring" expense (income) items.

• Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Deferred Tax Assets" (page 41). "Net deferred tax liability of $520 million" has been changed to read "net non-current deferred tax liability of $520 million".

• Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" (page 49). Aircraft fuel as a percentage of total operating expenses excluding severance and other special items and the Stabilization Act grant has been changed to aircraft fuel as a percentage of total operating expenses.

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

Employees

As of December 31, 2002, we had approximately 43,900 full-time equivalent employees, including approximately 18,640 customer service agents, reservations agents, ramp and other airport personnel, 7,960 flight attendants, 6,770 management and clerical employees, 5,920 pilots, 4,430 mechanics and 180 dispatchers. Labor costs are a significant component of airline expenses and can substantially impact an airline's results. In 2002, labor costs (including employee incentives) constituted 34% of our total operating expenses. While there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 43% of whom are represented by unions.

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

Significant changes or extended periods of high fuel costs or fuel supply disruptions would materially affect our operating results. Fuel costs are currently at historically high levels and constitute a significant portion of our operating expense. Fuel costs represented approximately 11.7% of our operating expenses for the year ended December 31, 2002 and 13.9% of our operating expenses for the year ended December 31, 2001. Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the political crisis in Venezuela or a possible war with Iraq. From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending upon the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. We have hedged approximately 95% of our fuel requirements for the first quarter of 2003 with petroleum call options at $33 per barrel. If a further fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports, a war with Iraq or otherwise, higher fuel prices or further reduction of scheduled airline service could result. Significant changes in fuel costs would materially affect our operating results.

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

ITEM 6. SELECTED FINANCIAL DATA.
	Year Ended December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data (in millions except per share data) (1):
Operating revenue	$8,402	$8,969	$9,899	$ 8,639	$7,927

Operating expenses	8,714	8,825	9,170	8,024	7,226

Operating income (loss)	(312)	144	729	615	701

Income (loss) before cumulative effect of accounting changes	(451)	(95)	342	488	383

Net income (loss)	(451)	(95)	342	455	383

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes	(7.02)	(1.72)	5.62	7.02	6.34

Net income (loss)	(7.02)	(1.72)	5.62	6.54	6.34

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes	(7.02)	(1.72)	5.45	6.64	5.02

Net income (loss)	(7.02)	(1.72)	5.45	6.20	5.02

	As of December 31,
	2002	2001	2000	1999	1998

Balance Sheet Data (in millions):
Cash and cash equivalents, including restricted cash, and short-term investments	1,342	1,132	1,395	1,590	1,399

Total assets	10,740	9,791	9,201	8,223	7,086

Long-term debt and capital lease obligations	5,222	4,198	3,374	3,055	2,480

Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding solely Convertible Subordinated Debentures of Continental	241	243	242	-	111

Redeemable common stock	-	-	450	-	-

Redeemable preferred stock of subsidiary	5	-	-	-	-

Stockholders' equity	767	1,161	1,160	1,593	1,193

	Year Ended December 31,
	2002	2001	2000	1999	1998

Mainline Jet Statistics:
Revenue passengers (thousands)	41,016	44,238	46,896	45,540	43,625
Revenue passenger miles (millions) (2)	59,349	61,140	64,161	60,022	53,910
Cargo ton miles (millions)	908	917	1,096	1,000	856
Available seat miles (millions) (3)	80,122	84,485	86,100	81,946	74,727
Passenger load factor (4)	74.1%	72.4%	74.5%	73.2%	72.1%
Passenger revenue per available seat mile (cents)	8.61	8.98	9.84	9.12	9.23
Total revenue per available seat mile (cents)	9.27	9.58	10.52	9.75	9.85
Operating cost per available seat mile (cents) (5)	9.53	9.22	9.68	9.07	9.03
Special items per available seat mile	0.31	(0.36)	N/A	0.09	0.14
Average yield per revenue passenger mile (cents) (6)	11.63	12.42	13.20	12.45	12.79
Average price per gallon of fuel, excluding fuel Taxes (cents)	69.97	78.24	84.21	46.56	46.83
Average price per gallon of fuel, including fuel Taxes (cents)	74.01	82.48	88.54	50.78	51.20
Fuel gallons consumed (millions)	1,296	1,426	1,533	1,536	1,487
Average fare per revenue passenger	$168.25	$171.59	$180.66	$164.11	$158.02
Average length of aircraft flight (miles)	1,225	1,185	1,159	1,114	1,044
Average daily utilization of each aircraft (hours) (7)	9:31	10:19	10:36	10:29	10:13
Actual aircraft in fleet at end of period (8)	366	352	371	363	363

Regional Jet and Turboprop Statistics:
Revenue passenger miles (millions) (2)	3,952	3,388	2,947	2,149	1,564
Available seat miles (millions) (3)	6,219	5,437	4,735	3,431	2,641
Passenger load factor (4)	63.5%	62.3%	62.2%	62.6%	59.2%

Consolidated Statistics:
Consolidated passenger load factor	73.3%	71.8%	73.9%	72.8%	71.7%
Consolidated breakeven passenger load factor (9)	82.5%	73.5%	67.9%	64.0%	63.6%
  Includes the following special expense (income) items (in millions) for year ended December 31,
	2002	2001	2000	1999	1998

Operating expense (income):
Fleet impairment and restructuring charges	$242	$ 61	$ -	$ 81	$122
Air Transportation Safety and System Stabilization Act grant	12	(417)	-	-	-
Severance and other special charges	-	63	-	-	-

Nonoperating expense (income):
Gain on sale of assets	-	-	(9)	(326)	-
Impairment of investments	-	22	-	-	-

Cumulative effect of change in accounting, net of taxes	-	-	-	33	-
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Includes applicable special items noted in (1).
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft that are either temporarily or permanently removed from service.
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis.  The special items noted in (1) included in the consolidated breakeven passenger load factor account for 3.3, (3.0), (0.1), (2.3) and 1.6 percentage points in each of the five years, respectively.

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

Deferred Tax Assets. We have not paid federal income taxes in the last two years. As of December 31, 2002, we had a net non-current deferred tax liability of $520 million including gross deferred tax assets aggregating $1,801 million, $704 million related to net operating losses ("NOLs"), and a valuation allowance of $603 million.

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

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2002 and 2001, aircraft fuel accounted for 11.7% and 13.9%, respectively, of our operating expenses. From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending on the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. We have hedged approximately 95% of our fuel requirements for the first quarter of 2003 with petroleum call options at $33 per barrel, which would not limit our ability to benefit from a decline in oil prices. As of December 31, 2002, we had approximately 23% of our projected 2003 fuel requirements hedged as compared to no fuel hedges in place as of December 31, 2001. We estimate that a 10% increase in the price per gallon of aircraft fuel would result in a $10 million increase in the fair value of the petroleum call options existing at December 31, 2002.

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

CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER

Jeffrey J. Misner

Senior Vice President and

Chief Financial Officer

(On behalf of Registrant)

Date: April 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 22, 2003.

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

April 22, 2003

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

Date: April 22, 2003

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

Date: April 22, 2003

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