Form 10-Q
period 2003-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2003-07-17
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 14, 2003, 65,735,778 shares of Class B common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Operating Revenue:
Passenger	$2,026	$2,062	$3,898	$3,934
Cargo, mail and other	190	130	360	252
	2,216	2,192	4,258	4,186

Operating Expenses:
Wages, salaries and related costs	762	746	1,541	1,478
Aircraft fuel	302	254	649	462
Aircraft rentals	224	231	446	459
Landing fees and other rentals	152	160	304	321
Maintenance, materials and repairs	126	119	260	232
Depreciation and amortization	110	112	226	218
Reservations and sales	102	101	193	203
Passenger servicing	73	73	143	150
Commissions	36	57	72	128
Security fee reimbursement	(176)	-	(176)	-
Fleet impairment losses and other special charges	14	164	79	254
Other	253	290	508	582
	1,978	2,307	4,245	4,487

Operating Income (Loss)	238	(115)	13	(301)

Nonoperating Income (Expense):
Interest expense	(93)	(91)	(188)	(173)
Interest capitalized	6	9	13	20
Interest income	3	6	8	11
Other, net	8	(3)	6	(4)
	(76)	(79)	(161)	(146)
Income (Loss) before Income Taxes and Minority Interest	162	(194)	(148)	(447)

Income Tax (Provision) Benefit	(68)	65	36	155

Minority Interest	(13)	(8)	(25)	(8)

Distributions on Preferred Securities of Trust, net of applicable income taxes of $1, $1, $3 and $3, respectively	(2)	(2)	(5)	(5)

Net Income (Loss)	$ 79	$ (139)	$ (142)	$ (305)

Earnings (Loss) per Share:
Basic	$1.20	$(2.18)	$(2.18)	$(4.79)
Diluted	$1.10	$(2.18)	$(2.18)	$(4.79)
Shares Used for Computation:
Basic	65.4	63.8	65.3	63.7
Diluted	74.5	63.8	65.3	63.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	June 30,	December 31,	June 30,
ASSETS	2003	2002	2002
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents, including restricted cash of $129, $62, and $28	$1,485	$ 1,225	$ 1,177
Short-term investments	142	117	134
Accounts receivable, net	453	377	512
Spare parts and supplies, net	230	248	273
Deferred income taxes	175	165	162
Prepayments and other	232	145	193
Total current assets	2,717	2,277	2,451

Property and Equipment:
Owned property and equipment:
Flight equipment	6,691	6,762	6,764
Other	1,301	1,275	1,175
	7,992	8,037	7,939
Less: Accumulated depreciation	1,754	1,599	1,438
	6,238	6,438	6,501

Purchase deposits for flight equipment	256	269	286

Capital leases:
Flight equipment	117	117	136
Other	270	262	254
	387	379	390
Less: Accumulated amortization	122	118	118
	265	261	272
Total property and equipment	6,759	6,968	7,059

Other Assets:
Routes	684	684	684
Airport operating rights, net	311	325	335
Intangible pension asset	144	144	148
Investment in unconsolidated subsidiaries	83	82	77
Other assets, net	312	260	265

Total Assets	$11,010	$10,740	$11,019

(continued on next page)

CONTINENTAL AIRLINES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2003	2002	2002
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 445	$ 493	$ 429
Accounts payable	853	930	931
Air traffic liability	1,139	882	1,229
Accrued payroll	278	285	314
Accrued other liabilities	343	336	342
Total current liabilities	3,058	2,926	3,245

Long-Term Debt and Capital Leases	5,392	5,222	5,093

Deferred Income Taxes	494	520	721

Accrued Pension Liability	837	723	238

Other	318	329	329

Commitments and Contingencies

Minority Interest	32	7	(13)

Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of Continental	241	241	243

Redeemable Preferred Stock of Subsidiary	5	5	5

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,202,972, 91,203,321 and 89,782,876 shares issued	1	1	1
Additional paid-in capital	1,395	1,391	1,376
Retained earnings	767	910	1,056
Accumulated other comprehensive loss	(389)	(395)	(135)
Treasury stock - 25,467,194, 25,442,529 and 25,442,529 shares, at cost	(1,141)	(1,140)	(1,140)
Total stockholders' equity	633	767	1,158
Total Liabilities and Stockholders' Equity	$ 11,010	$ 10,740	$11,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2003		2002
	(Unaudited)

Net cash provided by (used in) operations	$	$ 225	$ (24)

Cash Flows from Investing Activities:
Capital expenditures		(107)	(417)
Purchase deposits paid in connection with future aircraft deliveries		(17)	(43)
Purchase deposits refunded in connection with aircraft delivered		37	172
Purchase of short-term investments		(24)	(134)
Other		26	(6)
Net cash used in investing activities		(85)	(428)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net		381	216
Proceeds from sale of ExpressJet stock, net		-	447
Payments on long-term debt and capital lease obligations		(265)	(175)
Proceeds from issuance of Class B common stock		-	13
Payments to collateralize letters of credit		(63)	-
Other		-	(2)
Net cash provided by financing activities		53	499

Net Increase (Decrease) in Cash and Cash Equivalents		193	47

Cash and Cash Equivalents - Beginning of Period (1)		1,163	1,102

Cash and Cash Equivalents - End of Period (1)		$ 1,356	$ 1,149

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ -	$ 908

  Excludes restricted cash.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature, except for the security fee reimbursement and fleet impairment losses and other special charges. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A-1 for the year ended December 31, 2002 (the "2002 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, our subsidiaries. "Holdings" refers to our 53.1%-owned subsidiary, ExpressJet Holdings, Inc., and "ExpressJet" refers to ExpressJet Airlines, Inc., Holdings' wholly owned subsidiary which operates as Continental Express.

Certain reclassifications have been made in the prior period's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions):
Three Months Ended June 30, 2003
Numerator for basic earnings per share - net income	$ 79

Effect of dilutive securities:
Preferred Securities of Trust	2
4.5% Convertible Notes	1

Numerator for diluted earnings per share - net income after assumed Conversions	$ 82

Denominator:
Denominator for basic earnings per share - weighted average shares	65.4

Effect of dilutive securities:
Preferred Securities of Trust	4.1
4.5% Convertible Notes	5.0
Dilutive potential common shares	9.1

Denominator for diluted earnings per share - adjusted weighted-average and assumed conversions	74.5

Weighted average options to purchase approximately 7 million, 1 million, 7 million and 1 million shares of our Class B common stock were not included in the computation of diluted loss per share for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively, because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. The shares issuable upon conversion of the 5% Convertible Notes due 2023 were not included in the computation of diluted earnings per share since the conditions for conversion have not been met (see Note 7). Because of losses during the three months ended June 30, 2002 and six months ended June 30, 2003 and 2002, the Mandatorily Redeemable Preferred Securities of Subsidiary Trust and 4.5% Convertible Notes were also antidilutive. As a result, there was no difference between basic and diluted loss per share for the three months ended June 30, 2002 and the six months ended June 30, 2003 and 2002.

NOTE 2 - STOCK PLANS AND AWARDS

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost for our stock option plans is reflected in our consolidated statement of operations since all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation" (in millions except per share amounts):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$ 79	$(139)	$(142)	$(305)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(1)	(11)	(4)	(12)
Net income (loss), pro forma	$ 78	$(150)	$(146)	$(317)

Earnings (loss) per share:
Basic, as reported	$1.20	$(2.18)	$(2.18)	$(4.79)
Basic, pro forma	$1.19	$(2.35)	$(2.23)	$(4.99)

Diluted, as reported	$1.10	$(2.18)	$(2.18)	$(4.79)
Diluted, pro forma	$1.09	$(2.35)	$(2.23)	$(4.99)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

We include in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting. For the second quarter of 2003 and 2002, total comprehensive income (loss) amounted to $85 million and $(154) million, respectively. For the six months ended June 30, 2003 and 2002, total comprehensive loss amounted to $(138) million and $(310) million, respectively. The difference between the net income (loss) and total comprehensive income (loss) for each period was primarily attributable to changes in the fair value of derivative financial instruments.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, we adopted SFAS 146, "Accounting for Costs Associated with Disposal or Exit Activities", which requires liabilities for costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rule changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

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

Effective July 1, 2003, we will adopt SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Upon adoption, we will reclassify the $5 million redeemable preferred stock of subsidiary to a liability. This standard will not have a material impact on our consolidated financial statements.

The FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities". The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a "variable interest entity", the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity's expected losses or receives a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtained an interest after that date. However, beginning in the third quarter of 2003, we must also apply FIN 46 to all interests in variable interest entities existing prior to January 31, 2003. We have identified several types of transactions that may be impacted by this interpretation. While we are continuing to evaluate the impact of this complex interpretation, our initial conclusions about the application of FIN 46 are as follows:

  We are the lessee in a series of operating leases covering the majority of our leased aircraft where we do not currently consolidate the entity serving as lessor. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for most of our operating leases; however, leases of approximately 75 aircraft contain a fixed-price purchase option that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We currently believe that we will not be required to consolidate the lessors upon application of FIN 46 because, even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis.
  We are the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of the underlying debt, as discussed in Note 11. The leases are typically with municipalities or other governmental entities. We believe that FIN 46 is not applicable to arrangements with governmental entities. To the extent our lease and related guarantee are with a separate legal entity other than a governmental entity, we believe we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed price purchase option or similar feature as discussed above.
  We have a consolidated subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $248 million ($241 million net of issuance costs). These securities are reported on our balance sheet as Mandatorily Redeemable Preferred Securities of Subsidiary Trust. The trust is a variable interest entity under FIN 46 because we only have a limited ability to make decisions about its activities. We currently believe that we are not the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust will no longer be reported on our balance sheet. Instead, we will report as a liability our subordinated convertible notes payable to the trust. These notes have previously been eliminated in our consolidated financial statements. Distributions on the Mandatorily Redeemable Preferred Securities will no longer be reported on our statements of operations, but interest on the notes will be recorded as interest expense. These changes on our balance sheet and statements of operations are essentially reclassifications. We are evaluating whether we will make these reclassifications and other FIN 46 changes, if any, effective July 1, 2003 or will make the change retroactive to prior periods.
  We currently consolidate Holdings and ExpressJet due to our majority ownership interest. Holdings and ExpressJet each meet the criteria for a variable interest entity due to the terms of our capacity purchase agreement with them, including provisions where we, rather than Holdings' common stockholders as a group, could be required to absorb some of the entities' losses, or could receive some of the entities' residual returns. We are currently evaluating whether we would be the primary beneficiary under the agreement and would therefore continue to consolidate Holdings and ExpressJet if our ownership interest falls below 50%.

We will continue to evaluate the impact of FIN 46 during the third quarter of 2003.

NOTE 5 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 358 mainline jets and 212 regional jets at June 30, 2003, excluding aircraft out of service. Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of June 30, 2003 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options

777-200ER	18	6	12	-	3
767-400ER	16	14	2	-	-
767-200ER	10	9	1	-	2
757-300	4	4	-	11	11
757-200	41	13	28	-	-
737-900	12	8	4	3	12
737-800	77	22	55	38	35
737-700	36	12	24	15	24
737-500	63	15	48	-	-
737-300	56	14	42	-	-
MD-80	25	7	18	-	-
Mainline Jets	358	124	234	67	87

ERJ-145XR	42	-	42	62	100
ERJ-145	140	18	122	-	-
ERJ-135	30	-	30	-	-
Regional Jets	212	18	194	62	100

Total	570	142	428

As of June 30, 2003, we had the following aircraft out of service:
Aircraft Type	Total Aircraft	Owned	Leased

DC 10-30	10	4	6
MD-80	13	8	5
EMB-120	18	8	10
ATR-42-320	22	-	22

Total	63	20	43

The 20 owned out-of-service aircraft are being carried at an aggregate fair market value of $32 million. In the first half of 2003, we sold eight owned ATR-42-320s, two MD-80s and two 747-200s. Also in the first half of 2003, we returned 11 leased out-of-service aircraft to their lessors, including one DC10-30, five MD-80s and five 737-300s. We currently sublease three of the DC10-30 aircraft to third parties and continue to explore sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of the disposition of these aircraft will depend on the economic environment in the airline industry as well as our ability to find purchasers or sublessees for the aircraft. We cannot predict if purchasers or sublessees can be found, and it is possible that our assets (including aircraft currently in service) could suffer additional impairment.

We removed eight mainline jet aircraft from service in the first half of 2003, including two 737-500s, two 737-300s and four MD-80 aircraft. Four of these removals occurred in the second quarter and four occurred in the first quarter, primarily in conjunction with the expiration of their lease terms. In the second half of 2003, 10 mainline jet aircraft (mainly leased 737-300 aircraft) have leases that expire, some of which are expected to be returned to their lessors.

As of June 30, 2003, we had firm purchase commitments for 67 Boeing aircraft with an estimated cost of approximately $2.7 billion and options to purchase an additional 87 Boeing aircraft. During the second quarter of 2003, we agreed to defer firm deliveries of 36 Boeing 737 aircraft that were originally scheduled for delivery in 2005, 2006 and 2007. These aircraft will now be delivered in 2008 and beyond. In connection with the deferrals, we have recorded a charge of $14 million. Additionally, we are in discussions with Boeing regarding the terms of delivery of the 11 remaining 757-300 aircraft that we have on order.

We are currently in negotiations with Boeing for backstop financing for approximately 12 firm aircraft. We do not have backstop financing or any other financing currently in place for the remainder of the firm aircraft. In addition, at June 30, 2003, we had firm commitments to purchase 8 spare engines related to the new Boeing aircraft for approximately $53 million. We have financing in place for the first three of these spare engines, which are scheduled for delivery between September and December 2003. We do not have financing currently in place for the remaining five spare engines, which are scheduled to be delivered in 2004 and the first quarter of 2005. Further financing will be needed to satisfy our capital commitments for our firm aircraft. There can be no assurance that sufficient financing will be available for the aircraft on order or the other related capital expenditures.

During the first half of 2003, ExpressJet took delivery of 24 ERJ-145XR aircraft, of which 12 were delivered in the second quarter. As of June 30, 2003, ExpressJet had firm commitments for an additional 62 Embraer regional jets with an estimated aggregate cost of $1.2 billion and options to purchase an additional 100 Embraer regional jets exercisable through 2008. Effective February 2003, ExpressJet and Embraer amended the purchase agreement to slow the pace of regional jet deliveries. ExpressJet will take delivery of 12 regional jets during the remainder of 2003 (for a total of 36 in 2003), down from its original plan for 48 deliveries, and will take 21 aircraft deliveries in 2004, down from 36. As a result, ExpressJet will increase its aircraft deliveries to 21 and eight for 2005 and 2006, up from two and zero for these years, respectively. Neither we nor ExpressJet has any obligation to take any of these firm aircraft that are not financed by a third party and leased either to them or us. In addition, ExpressJet expects to purchase 12 spare engines related to the 62 remaining aircraft on firm order for approximately $33 million through 2006. Neither we nor ExpressJet has any financing currently in place for these spare engines. ExpressJet would have no obligation to acquire the spare engines if the firm order aircraft were not delivered for any reason.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

NOTE 6 - FLEET IMPAIRMENT LOSSES AND OTHER SPECIAL CHARGES

We recorded fleet impairment losses and other special charges in the first quarter of 2003 and the first two quarters of 2002, each of which was partially the result of the September 11, 2001 terrorist attacks and their aftermath. The special charge in the second quarter of 2003 relates to the deferral of aircraft deliveries (see Note 5).

In the first quarter of 2003, we recorded fleet impairment losses and other special charges of $65 million ($41 million after income taxes). This charge consisted of a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to fair value in 2002. The remainder of the charge consisted primarily of the write-down to market value of spare parts inventory for permanently grounded fleets. The first quarter 2003 charge reflects the impact of the war in Iraq and the resulting deterioration of the already weak revenue environment for the U.S. airline industry. These write-downs were necessary because the fair market values of the MD-80 fleet and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines.

In the first quarter of 2002, we recorded a fleet charge of $90 million ($57 million after taxes) primarily in connection with the permanent grounding and retirement of our leased DC10-30 fleet. In the second quarter of 2002, we recorded a fleet charge of $59 million ($37 million after taxes) primarily related to the permanent grounding and retirement of ExpressJet's leased turboprop aircraft and certain leased MD-80 aircraft. The majority of these charges related to future commitments under noncancelable lease agreements past the dates the aircraft were permanently removed from service. The remainder of these charges related to costs expected to be incurred related to the storage and return of these aircraft. Additionally, in the second quarter of 2002, we performed an impairment assessment of our owned aircraft and concluded that the carrying value of our owned turboprop and MD-80 fleets was not recoverable. As a result, we recorded an impairment charge of $93 million ($59 million after taxes) to reduce the carrying value of these aircraft to their estimated fair value.

In the second quarter of 2002, we filed our final application for a grant under the Air Transportation Safety and System Stabilization Act. We recorded a charge of $12 million ($8 million after taxes) to write down our receivable from the U.S. government based on this final application.

Activity related to the accruals for future lease payments, return condition and storage costs and closure/under-utilization of facilities for the six months ending June 30, 2003 is as follows (in millions):
	December 31, 2002	Accrual	Payments	June 30, 2003

Allowance for future lease payments, return Condition and storage costs	$107	-	(23)	$84
Closure/under-utilization of facilities	22	-	(2)	20

NOTE 7 - LONG-TERM DEBT

Maturities of long-term debt due before December 31, 2003 and for the next four years are as follows (in millions):

July 1, 2003 through December 31, 2003	$213
Year ending December 31,
2004	437
2005	654
2006	499
2007	851

In May 2003, we issued $100 million of floating rate secured subordinated notes due December 2007. The notes are secured by a portion of our spare parts inventory. The notes bear interest at the three-month LIBOR rate plus 7.5%, for an initial all-in rate of 8.78%.

In May 2003, we incurred $96 million of floating rate indebtedness under a term loan agreement that matures in May 2011. This indebtedness is secured by certain of our spare engines and initially bears interest at the three-month LIBOR rate plus 3.5%, for an initial all-in rate of 4.78%.

In June 2003, we issued $175 million of 5% Convertible Notes due 2023. The notes are convertible into our Class B common stock at an initial conversion price of $20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders may require us to repurchase the notes on June 15 of 2010, 2013 or 2018 or in the event of certain changes in control at par plus accrued and unpaid interest, if any. We may at our option choose to pay this repurchase price in cash or in shares of common stock or any combination thereof, except in certain circumstances involving a change in control, in which case we will be required to pay cash.

In addition, in May 2003, ExpressJet incurred $11 million of floating rate indebtedness under a term loan agreement that matures in May 2011, which is secured by a flight simulator for Embraer aircraft. ExpressJet used the proceeds to repay a portion of its indebtedness to us.

We used the proceeds from these borrowings for working capital and general corporate purposes.

NOTE 8 - SECURITY FEE REIMBURSEMENT

In May 2003, we received and recognized in earnings $176 million in cash from the United States government pursuant to a supplemental appropriations bill enacted in April 2003. This amount is reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Highlights of the provisions of the legislation are as follows:

    $2.3 billion for reimbursement of airline security fees - both the passenger and the air carrier security fees - that had been paid or collected by the carriers as of date of enactment, was reimbursed to the carriers. Additionally, the passenger security fees will not be imposed during the period beginning June 1, 2003 and ending September 30, 2003.
    Carriers will be compensated $100 million for the direct costs associated with installing strengthened flight deck doors and locks.
    Aviation war risk insurance provided by the government was extended for one year to August 2004.
    Our two most highly compensated executives' total compensation will be limited, during the period between April 1, 2003 and April 1, 2004, to the annual salary paid to those officers during fiscal year 2002 (and any violation of this limitation will require us to repay the government the amount of its reimbursement described above). We have entered into agreements with our two most highly compensated executives permitting us to reduce their total compensation to comply with the restrictions of the supplemental appropriations bill. However, there are limited situations, such as a change in control of the company, the termination of such executives' employment or the retirement or voluntary resignation of the executive, that could result in our being unable to comply with those restrictions and thus being required to repay to the government the amount of our reimbursement. We believe that the likelihood of these situations occurring is remote.

NOTE 9 - CAPACITY PURCHASE AGREEMENT

Our capacity purchase agreement with Holdings and ExpressJet provides that we purchase in advance all of ExpressJet's available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Our payments to ExpressJet under the capacity purchase agreement for the three months ended June 30, 2003 and June 30, 2002 and the six months ended June 30, 2003 and June 30, 2002, respectively, totaled $320 million, $270 million, $627 million and $535 million. These payments are eliminated in our consolidated financial statements.

In March 2003, in connection with ExpressJet's agreement to slow the delivery of regional jets from Embraer (see discussion in Note 5), we extended by one year, to December 31, 2006, our agreement that ExpressJet will be our sole provider of regional jet service in our hubs and agreed that the first date on which we could exercise our right to terminate the capacity purchase agreement without cause would be extended by one year to January 1, 2007.

Beginning July 1, 2004, we have the right to reduce the number of aircraft covered by the contract. Under the agreement, we are entitled to remove capacity under an agreed upon methodology provided that we have given 12 months notice before such action.

Set forth below are estimates of our future minimum noncancelable commitments under the capacity purchase agreement, as amended, excluding the underlying obligations for aircraft and facility rent (in millions):
July 1, 2003 through December 31, 2003	$ 559
2004	1,153
2005	894
2006	912
2007 and thereafter	376
Total	$3,894

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet (which are expected to be higher since we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions used to develop these estimates.

NOTE 10 - SEGMENT REPORTING

We have two reportable segments: (1) mainline jet and (2) regional jet and turboprop (turboprops were removed entirely from our fleet in December 2002). We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). Since assets can be readily moved between the two segments and are often shared, we do not report information about total assets or capital expenditures between the segments.

Financial information for the three and six months ended June 30 by business segment is set forth below (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenue:
Mainline Jet	$1,881	$1,942	$3,657	$3,723
Regional Jet and Turboprop	335	250	601	463
Total Consolidated	$2,216	$2,192	$4,258	$4,186

Operating Income (Loss):
Mainline Jet	$ 220	$ (96)	$ 40	$ (227)
Regional Jet and Turboprop	18	(19)	(27)	(74)
Total Consolidated	$ 238	$ (115)	$ 13	$ (301)

Net Income (Loss):
Mainline Jet	$ 88	$ (116)	$ (85)	$ (245)
Regional Jet and Turboprop	(9)	(23)	(57)	(60)
Total Consolidated	$ 79	$ (139)	$(142)	$ (305)

The amounts presented above for the regional jet and turboprop segment are not the same as the amounts reported in stand-alone financial statements of Holdings. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional jet and turboprop segment's revenue includes a pro-rated share of our ticket revenue for segments flown by Holdings, and expenses include all activity related to the regional jet and turboprop operations, regardless of whether the costs were paid by us or by Holdings. Net income for the regional jet and turboprop segment for the three months ended June 30, 2003 and June 30, 2002 and the six months ended June 30, 2003 and June 30, 2002, respectively, reflects a $13 million, $8 million, $25 million and $8 million after-tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations.

Holdings' stand-alone financial statements are based on its results of operations, which are driven almost exclusively by the capacity purchase agreement. Under this agreement, we pay Holdings for each scheduled block hour based on an agreed formula. On this basis, selected results of operations for Holdings were as follows (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$320	$270	$627	$535
Operating Income	45	36	88	72
Net Income	27	20	52	40

The minority interest in Holdings' operations reported in our consolidated statement of operations is based on these net income amounts.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Financings and Guarantees. We are the guarantor of approximately $1.6 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (excludes certain City of Houston bonds and includes a US Airways contingent liability, both discussed below). Excluding the US Airways contingent liability, these bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In the aggregate, this project will add 20 gates to our Houston hub. We began using seven gates for domestic operations in June 2003, and expect the entire terminal to be substantially completed by December 2003. The final phase of the Terminal E project, the international ticketing hall facility, is projected to be substantially completed by the City of Houston in the spring of 2005, at which time the City of Houston is also expected to complete a new federal customs and immigration facility, enabling both domestic and international use of the entire Terminal E concourse.

In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $174 million of the bond proceeds had been expended as of June 30, 2003 and this project is proceeding within budget. During the construction period, we retain the risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon the percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the completion of construction, our failure to comply with the lease (which is within our control), or our termination of the lease. Further, we have not assumed any condemnation risk, casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an average rate of 6.78%.

We remain contingently liable until December 1, 2015, for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $182 million par value special facilities revenue bonds issued by the Port Authority. Upon its emergence from bankruptcy on March 31, 2003, US Airways assumed the lease. If US Airways defaulted on these obligations, we would be required to cure the default, and we would have the right to occupy the terminal.

We also have letters of credit and performance bonds at June 30, 2003 in the amount of $144 million with expiration dates through June 2008.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.5 billion of floating rate debt at June 30, 2003. In several financing transactions, with an aggregate carrying value of $930 million and involving loans from non-U.S. banks, export-import banks and other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $73 million at June 30, 2003.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Virgin Atlantic Codeshare Agreement. Effective April 1, 2003, we made adjustments to our codeshare agreement with Virgin Atlantic Airways eliminating our fixed commitment to purchase seats. We continue to codeshare on each other's flights between New York/Newark and London, and we continue to place our code on seven other routes flown by Virgin Atlantic between the United States and the United Kingdom.

Employees. Collective bargaining agreements between both us and ExpressJet and our respective pilots became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with the Air Line Pilots Association in September 2002 and are continuing. We continue to believe that mutually acceptable agreements can be reached with our pilots, although the ultimate outcome of the negotiations is unknown at this time.

Environmental Matters. We could be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site, which was completed in September 2001. We have established a reserve for estimated losses from environmental remediation at Los Angeles and elsewhere in our system, based primarily on third-party environmental remediation costs.

We expect our total losses from environmental matters, net of insurance recoveries, to be $37 million for which we were 100% accrued at June 30, 2003. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, liquidity or results of operations.

Internal Revenue Service Examination. The Internal Revenue Service is in the process of examining our income tax returns for years through 1999 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of this audit will not have a material adverse effect on our financial condition or results of operations.

Legal Proceedings. Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and ultimate elimination of travel agent base commissions by certain air carriers, including Continental and other domestic and international air carriers. The amended complaint alleges an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs seek compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. Discovery has been completed. Summary judgment and other motions are pending. Recently, the Court set a new trial date of February 2, 2004. We believe the plaintiffs' claims are without merit and are vigorously defending this lawsuit. A final adverse court decision awarding substantial money damages, however, would have a material adverse impact on our financial condition, liquidity or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2002 10-K, which identify important factors such as the war in Iraq, terrorist attacks and the resulting regulatory developments and costs, our recent operating losses and special charges, our high leverage and significant financing needs, our historical operating results, the significant cost of aircraft fuel, labor costs, certain tax matters, the Japanese economy and currency risk, competition and industry conditions, regulatory matters and the seasonal nature of the airline business, that could cause actual results to differ materially from those in the forward-looking statements. In addition to the foregoing risks, there can be no assurance that we will be able to achieve the pre-tax contributions from the revenue-generating and cost-reducing initiatives discussed below, some of which will depend, among other matters, on customer acceptance and competitor actions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.continental.com/About Continental/Investor Relations. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Despite recent improvements, the current U.S. domestic airline environment continues to be one of the worst in airline history, and could deteriorate further. Please see the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2002 10-K for a detailed discussion of the financial and operational challenges we face.

Subsequent to the filing of our 2002 10-K, several significant developments adversely affected our results.

First, the United States and certain of its allies commenced military actions in Iraq. The hostilities and post-war unrest in Iraq significantly reduced our bookings and lowered passenger traffic. Second, the spread of Severe Acute Respiratory Syndrome, or "SARS", in China, Hong Kong, Canada and elsewhere caused a further decline in passenger traffic, particularly to Hong Kong and some of the other Asian cities we serve. Both of these events disproportionately affected our international passenger traffic. We responded to the reduced actual and anticipated demand by reducing capacity on certain trans-Atlantic and trans-Pacific routes (including the suspension of our flights between Hong Kong and Newark from April 2003 until August 2003) and by reducing our summer schedule.

In March 2003, we announced plans to implement measures designed to improve our current 2004 pre-tax outlook by $500 million, although we have not yet identified all of the measures to achieve that goal, nor have we been able to implement all identified savings opportunities. We currently believe that we will realize more than $150 million in pre-tax benefits in 2003 as these initiatives are implemented.

During the second quarter of 2003, we agreed to defer firm deliveries of 36 Boeing 737 aircraft that were originally scheduled for delivery in 2005, 2006 and 2007. These aircraft will now be delivered in 2008 and beyond. In connection with the deferrals, we have recorded a charge of $14 million in fleet impairment losses and other special charges. Additionally, we are in discussions with Boeing regarding the terms of delivery of the 11 remaining 757-300 aircraft that we have on order. With current planned deliveries of new Boeing aircraft in 2003 and 2004 and retirements of older MD-80s and 737-300s, we currently expect our mainline fleet to decline slightly through 2007. With the exit of the MD-80s by January 2005, we will operate just three common-rated mainline jet fleet types, consisting of the Boeing 737, 757/767 and 777 aircraft.

In spite of these measures, increased hostilities in the Middle East, continued soft demand or yields, or cost increases outside our control (such as fuel, security and insurance) could lead to further reductions in service, including service to small and medium-sized communities, and further job eliminations.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2003 as compared to the corresponding periods ended June 30, 2002.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

We recorded consolidated net income of $79 million for the second quarter of 2003 as compared to consolidated net loss of $139 million for the three months ended June 30, 2002. The primary reasons for the change were a $176 million security fee reimbursement received from the federal government under the supplemental appropriations bill enacted in April 2003 and a fleet impairment loss and other special charges of $164 million in 2002. The following discussion provides an analysis of our results of operations and other reasons for material changes therein for the three months ended June 30, 2003 as compared to the corresponding period in 2002.

Total passenger revenue decreased 1.7%, $36 million, during the quarter ended June 30, 2003 as compared to the same period in 2002, which was principally due to traffic and capacity declines. These traffic and capacity declines were largely due to a reduction in certain international flights in response to decreased demand during the war in Iraq and related to SARS. Yield was 1.2% lower in the second quarter of 2003 than in the second quarter 2002 primarily as a result of continued weakness in the number of business travelers.

Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline jet and regional jet and turboprop (turboprops were removed entirely from our fleet in 2002) operations are shown below:

Increase (Decrease) for Second Quarter 2003 vs. Second Quarter 2002
	Passenger Revenue	RASM	ASMs

Domestic	(4.2)%	1.0%	(5.2)%
Latin America	(1.7)%	1.3%	(2.9)%
Trans-Atlantic	(6.7)%	2.2%	(8.7)%
Pacific	(31.3)%	(13.9)%	(20.3)%
Total Mainline Jet Operations	(6.3)%	0.5%	(6.8)%

Regional Jet and Turboprop	32.2%	(2.3)%	35.2%

Cargo, mail and other revenue increased 46.2%, $60 million, during the quarter ended June 30, 2003 as compared to the same period in 2002 primarily due to military charter flights, higher mail volumes and revenue-generating initiatives.

Wages, salaries and related costs increased 2.1%, $16 million, during the quarter ended June 30, 2003 as compared to the same period in 2002, primarily due to higher wage rates and pension costs, partially offset by a 3.4% reduction in the average number of employees.

Aircraft fuel expense increased 18.9%, $48 million, in the three months ended June 30, 2003 as compared to the same period in the prior year. The average jet fuel price per gallon increased 22.9% from 68.27 cents in the second quarter of 2002 to 83.90 cents in the second quarter of 2003. Fuel consumption was down 7.2% as a result of reduced flights and more fuel-efficient aircraft.

Landing fees and other rentals decreased 5.0%, $8 million, primarily due to lower rent at certain airports as a result of the reduced number of flights.

Maintenance, materials and repairs increased 5.9%, $7 million, in the second quarter of 2003 compared to the second quarter of 2002 primarily due to increases in the engine cost per hour contract rates.

Commission expense decreased 36.8%, $21 million, during 2003 as compared to 2002 primarily due to the elimination of domestic base commissions in 2002.

Other operating expense decreased 12.8%, $37 million, in the three months ended June 30, 2003 as compared to the same period in the prior year, primarily as a result of lower insurance costs and cost saving measures.

Other nonoperating income (expense) in the three months ended June 30, 2003 included foreign currency gains of $4 million and equity in earnings of unconsolidated subsidiaries of $4 million.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income.

Minority interest represents the portion of Holdings' net income attributable to the 46.9% of Holdings that we do not own.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

We recorded consolidated net loss of $142 million for the first half of 2003 as compared to consolidated net loss of $305 million for the six months ended June 30, 2002. The primary reasons for the change were a $176 million security fee reimbursement received from the federal government under the supplemental appropriations bill enacted in April 2003 and $175 million higher fleet impairment losses and other special charges in 2002 than in 2003. The following discussion provides an analysis of our results of operations and other reasons for material changes therein for the six months ended June 30, 2003 as compared to the corresponding period in 2002.

Total passenger revenue decreased 0.9%, $36 million, during the six months ended June 30, 2003 as compared to the same period in 2002, which was principally due to traffic and capacity declines. These traffic and capacity declines were largely due to a reduction in certain international flights in response to decreased demand during the war in Iraq and related to SARS. These declines were offset in part by slightly higher yield.

Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline jet and regional jet and turboprop (turboprops were removed entirely from our fleet in 2002) operations are shown below:

Increase (Decrease) for June 30, 2003 YTD vs. June 30, 2002 YTD
	Passenger Revenue	RASM	ASMs

Domestic	(4.6)%	0.2%	(4.8)%
Latin America	(2.0)%	(2.2)%	0.3%
Trans-Atlantic	(1.0)%	(2.7)%	1.8%
Pacific	(17.8)%	(11.7)%	(6.9)%
Total Mainline Jet Operations	(4.8)%	(1.6)%	(3.2)%

Regional Jet and Turboprop	28.3%	(1.2)%	29.9%

Cargo, mail and other revenue increased 42.9%, $108 million, during the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to military charter flights, higher mail volumes and revenue-generating initiatives.

Wages, salaries and related costs increased 4.3%, $63 million, during the six months ended June 30, 2003 as compared to the same period in 2002, primarily due to higher wage rates and pension costs, partially offset by a 1.7% reduction in the average number of employees.

Aircraft fuel expense increased 40.5%, $187 million, in the six months ended June 30, 2003 as compared to the same period in the prior year. The average jet fuel price per gallon increased 41.6% to 91.17 cents in the first six months of 2003 from 64.37 cents in the first six months of 2002. Fuel consumption was down 4.2% as a result of reduced flights and more fuel-efficient aircraft.

Landing fees and other rentals decreased 5.3%, $17 million, primarily due to lower rent at certain airports.

Maintenance, materials and repairs increased 12.1%, $28 million, in the first half of 2003 compared to the first half of 2002 primarily due to increases in the engine cost per hour contract rates.

Commission expense decreased 43.8%, $56 million, during 2003 as compared to 2002 primarily due to the elimination of domestic base commissions in 2002.

Other operating expense decreased 12.7%, $74 million, in the six months ended June 30, 2003 as compared to the same period in the prior year, primarily as a result of lower insurance costs and cost saving measures.

Other nonoperating income (expense) in the six months ended June 30, 2003 included foreign currency gains of $5 million and equity in earnings of unconsolidated subsidiaries of $6 million, offset by the write-off of our $6 million investment in Cordiem LLC, an internet-based procurement service.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income.

Minority interest represents the portion of Holdings' net income attributable to the 46.9% of Holdings that we do not own.

Certain Statistical Information

An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended
	June 30,		Increase/
	2003	2002	(Decrease)

Mainline Jet Statistics:
Revenue passengers (thousands)	10,120	10,727	(5.7)%
Revenue passenger miles (millions) (1)	14,673	15,486	(5.2)%
Available seat miles (millions) (2)	19,168	20,573	(6.8)%
Cargo ton miles (millions)	225	224	0.4%
Passenger load factor (3)	76.5%	75.3%	1.2 pts.
Passenger revenue per available seat mile (cents)	8.86	8.82	0.5%
Total revenue per available seat mile (cents)	9.81	9.44	3.9%
Operating cost per available seat mile including security fee reimbursement and fleet impairment losses and special charges (cents)	8.67	9.91	(12.5)%
Security fee reimbursement and fleet impairment losses and special charges per available seat mile (cents)	(0.83)	0.78	NM
Average yield per revenue passenger mile (cents) (4)	11.58	11.71	(1.1)%
Average price per gallon of fuel, excluding fuel taxes (cents)	83.90	68.27	22.9%
Average price per gallon of fuel, including fuel taxes (cents)	88.10	72.34	21.8%
Fuel gallons consumed (millions)	308	332	(7.2)%
Average fare per revenue passenger	$167.87	$169.11	(0.7)%
Average length of aircraft flight (miles)	1,252	1,230	1.8%
Average daily utilization of each aircraft (hours) (5)	9:21	9:41	(2.1)%
Actual aircraft in fleet at end of period (6)	358	374	(4.3)%

Regional Jet and Turboprop Statistics:
Revenue passengers (thousands)	2,924	2,372	23.3%
Revenue passenger miles (millions) (1)	1,456	1,003	45.2%
Available seat miles (millions) (2)	2,073	1,533	35.2%
Passenger load factor (3)	70.2%	65.4%	4.8 pts.

Consolidated Statistics:
Consolidated passenger load factor (3)	75.9%	74.6%	1.3 pts.
Consolidated breakeven passenger load factor (7)	70.1%	85.7%	(15.6) pts.

	Six Months Ended
	June 30,		Increase/
	2003	2002	(Decrease)

Mainline Jet Statistics:
Revenue passengers (thousands)	19,365	20,784	(6.8)%
Revenue passenger miles (millions) (1)	27,947	29,518	(5.3)%
Available seat miles (millions) (2)	38,244	39,525	(3.2)%
Cargo ton miles (millions)	458	432	6.0%
Passenger load factor (3)	73.1%	74.7%	(1.6) pts.
Passenger revenue per available seat mile (cents)	8.66	8.79	(1.5)%
Total revenue per available seat mile (cents)	9.56	9.42	1.5%
Operating cost per available seat mile including security fee reimbursement and fleet impairment losses and special charges (cents)	9.46	10.00	(5.4)%
Security fee reimbursement and fleet impairment losses and special charges per available seat mile (cents)	(0.24)	0.64	NM
Average yield per revenue passenger mile (cents) (4)	11.84	11.77	0.6%
Average price per gallon of fuel, excluding fuel taxes (cents)	91.17	64.37	41.6%
Average price per gallon of fuel, including fuel taxes (cents)	95.44	68.51	39.3%
Fuel gallons consumed (millions)	613	640	(4.2)%
Average fare per revenue passenger	$170.93	$167.22	2.2%
Average length of aircraft flight (miles)	1,254	1,203	4.2%
Average daily utilization of each aircraft (hours) (5)	9:20	9:36	(1.7)%
Actual aircraft in fleet at end of period (6)	358	374	(4.3)%

Regional Jet and Turboprop Statistics:
Revenue passengers (thousands)	5,197	4,377	18.7%
Revenue passenger miles (millions) (1)	2,534	1,838	37.9%
Available seat miles (millions) (2)	3,840	2,956	29.9%
Passenger load factor (3)	66.0%	62.2%	3.8 pts.

Consolidated Statistics:
Consolidated passenger load factor (3)	72.4%	73.8%	(1.4) pts.
Consolidated breakeven passenger load factor (7)	77.2%	86.4%	(9.2) pts.

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
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis. Security fee reimbursement and fleet impairment losses and other special charges in the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 included in the consolidated breakeven passenger load factor account for a decrease of 7.4, an increase of 8.3, a decrease of 2.3 and an increase of 6.6 percentage points, respectively.

LIQUIDITY AND CAPITAL COMMITMENTS

As of June 30, 2003, we had $1.6 billion in cash, cash equivalents and short-term investments, which is $285 million higher than at December 31, 2002. Cash and cash equivalents at June 30, 2003 included $129 million of restricted cash held by us and $118 million of cash held by Holdings (to which we do not have access). The restricted cash is primarily collateral for letters of credit and interest rate swap agreements. Our cash balance at June 30, 2003 was positively impacted by the May 2003 receipt of $176 million from the United States government pursuant to a supplemental appropriations bill enacted in April 2003 and the financings discussed below.

Operating Activities. Cash flows provided by operations for the six months ended June 30, 2003 were $225 million compared to cash flows used in operations of $24 million in the comparable period of 2002. The 2003 period was impacted by the security fee reimbursement and the 2002 period was impacted by our January 2002 payment of $168 million in transportation taxes, the payment of which had been deferred pursuant to the Air Transportation Safety and System Stabilization Act.

We expect to incur a significant loss for the full year 2003. Absent adverse factors outside our control such as those described herein or in our 2002 10-K, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2004 (and beyond if we are successful in implementing our previously announced revenue-generating and cost cutting measures). These measures, which are designed to permit us to operate profitably in a prolonged low-fare environment, are as follows:

  In August 2002, we announced plans to implement a number of revenue generating and cost saving measures intended to achieve a pre-tax contribution in excess of $350 million. Included in the more than 100 planned changes were the assessment of fees for paper tickets, the elimination of discounts on certain fares, the enforcement of all fare rules with a policy against exceptions, the optimization of our flight schedule to best match demand and capacity, and the modification of certain employee programs. We currently believe that these measures will result in savings of approximately $400 million in 2003.
  In March 2003, we announced plans to implement measures designed to improve our current 2004 pre-tax outlook by $500 million, although we have not yet identified or been able to implement all of the measures to achieve that goal. We currently believe that we will realize more than $150 million in pre-tax benefits in 2003 as these initiatives are implemented. Cost-saving measures to be implemented include a significant reduction in distribution expenses through increased utilization of our website, continental.com, the reduction of airport facility costs and landing fees, the elimination of paper tickets worldwide by June 30, 2004, the closing of select city ticket offices and the renegotiation of contracts with key suppliers. In addition, we have reduced our workforce by approximately 500 positions since March 2003, and expect to reduce it by an additional 700 positions by December 31, 2003.

Investing Activities. Cash flows used in investing activities, primarily capital expenditures, were $85 million for the six months ended June 30, 2003 and $428 million for the six months ended June 30, 2002, reflecting fewer aircraft deliveries in 2003.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 5. Capital expenditures for the full year 2003 are expected to be $260 million, or $210 million when reduced by purchase deposits to be refunded, net of purchase deposits paid, in 2003. Through June 30, 2003, our capital expenditures totaled $107 million and net purchase deposits refunded totaled $20 million. Projected capital expenditures consist of $90 million of fleet expenditures, $100 million of non-fleet expenditures and $70 million for rotable parts and capitalized interest.

Financing Activities. Cash flows provided by financing activities, primarily the issuance of long-term debt, were $53 million for the six months ended June 30, 2003, compared to cash flows provided by financing activities of $499 million in the six months ended June 30, 2002. The 2002 amount includes $447 million received in the initial public offering of Holdings.

In May 2003, we issued $100 million of floating rate secured subordinated notes due December 2007. The notes are secured by a portion of our spare parts inventory. The notes bear interest at the three-month LIBOR rate plus 7.5%, for an initial all-in rate of 8.78%.

In May 2003, we incurred $96 million of floating rate indebtedness under a term loan agreement that matures in May 2011. This indebtedness is secured by a portion of our spare engines and initially bears interest at the three-month LIBOR rate plus 3.5%, for an initial all-in rate of 4.78%.

In June 2003, we issued $175 million of 5% Convertible Notes due 2023. The notes are convertible into our Class B common stock at an initial conversion price of $20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders may require us to repurchase the notes on June 15 of 2010, 2013 or 2018 or in the event of certain changes in control at par plus accrued and unpaid interest, if any. We may at our option choose to pay this repurchase price in cash or in shares of common stock or any combination thereof, except in certain circumstances involving a change in control, in which case we will be required to pay cash.

In addition, in May 2003, ExpressJet incurred $11 million of floating rate indebtedness under a term loan agreement that matures in May 2011, which is secured by a flight simulator for Embraer aircraft. ExpressJet used the proceeds to repay a portion of its indebtedness to us.

On several occasions subsequent to September 11, 2001, each of Moody's Investors Service, Standard and Poor's and Fitch, IBCA, Duff & Phelps downgraded the credit ratings of a number of major airlines, including our credit ratings. Additional downgrades were made in March and April 2003 and further downgrades are possible. As of June 30, 2003, our senior unsecured debt was rated Caa2 by Moody's, CCC+ by Standard and Poor's and CCC+ by Fitch, IBCA, Duff & Phelps. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

Under the most restrictive provisions of a credit facility agreement with an outstanding balance of $71 million at June 30, 2003, we are required to maintain a minimum unrestricted cash balance of $600 million. Also, under a separate agreement with an outstanding balance of $43 million at June 30, 2003, we are required to maintain a minimum 1:1 ratio of EBITDAR (earnings before interest, income taxes, depreciation and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends, for the previous four quarters. We met both of these covenants at June 30, 2003 and believe that we will be able to meet them for the remainder of 2003.

We do not currently have any undrawn lines of credit and substantially all of our otherwise readily financeable assets are encumbered.

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 257 leased and owned mainline jet aircraft. Typically, these pass-through certificates, as well as a separate financing secured by aircraft spare parts, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdentsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $585 million at June 30, 2003. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.). Financial information for the parent companies of these policy providers is available over the internet at the SEC's website at http//www.sec.gov or at the SEC's public reference room in Washington, D.C.

Income Taxes.  As of December 31, 2002, we had a net deferred tax liability of $355 million including gross deferred tax assets aggregating $1,801 million, $704 million related to net operating losses ("NOLs"), and a valuation allowance of $603 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate (which was 4.45% for June 2003). Any unused annual limitation may be carried over to later years. The amount of the limitation may be increased under certain circumstances by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $43 million per year other than through the recognition of future built-in gain transactions.

The Internal Revenue Service is in the process of examining our income tax returns for years through 1999 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of this audit will not have a material adverse effect on our financial condition or results of operations.

Employees. Collective bargaining agreements between both us and ExpressJet and our respective pilots became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with the Air Line Pilots Association in September 2002 and are continuing. We continue to believe that mutually acceptable agreements can be reached with our pilots, although the ultimate outcome of the negotiations is unknown at this time.

Pension Plans. We have a noncontributory defined benefit plan covering substantially all our employees. As of December 31, 2002, this plan was underfunded by approximately $1.2 billion as measured by SFAS 87, "Employers Accounting for Pensions". We contributed $42 million to our plan on June 30, 2003 and expect to make additional contributions of at least $47 million by December 31, 2003.

OUTLOOK

Based on current information and trends (including currently anticipated unit revenue and costs), we expect to incur a significant loss for the fourth quarter and full year 2003. We expect our mainline passenger load factor to be flat or slightly higher for the full year compared to 2002, although against reduced capacity. We may make further reductions in capacity in response to market conditions. The reduced capacity, coupled with the fact that many of our costs are fixed in the intermediate to long term, will continue to drive higher unit costs.

We currently expect our net cash flows for the third quarter of 2003 to be breakeven, including required debt payments and capital expenditures.

We also have significant future funding requirements for our pension plan beyond 2003. Absent any changes to the plan (which in most cases are subject to collective bargaining agreements with our unions), changes in governing legislation or a waiver by the Internal Revenue Service of required payments, the minimum funding requirement in 2004 related to the 2002 plan year is approximately $240 million. We expect that minimum funding requirements in 2004 relating to the 2003 plan year will also be significant. Investment returns on plan assets, changes to the discount rate used to value the pension liability and the possibility that we will make higher than required contributions in 2003 will also impact the required contributions in 2004.

We believe that our costs are likely to be affected in the future by a number of factors, which are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" of our 2002 10-K.

OTHER

In March 2003, the Department of Transportation completed its review of our marketing agreement with Delta Air Lines and Northwest Airlines, which we have now begun to implement. When fully implemented, this alliance will involve codesharing, reciprocal frequent flyer benefits and reciprocal airport lounge privileges.

Effective April 1, 2003, we made adjustments to our codeshare agreement with Virgin Atlantic Airways eliminating our fixed commitment to purchase seats. We continue to codeshare on each other's flights between New York/Newark and London, and Continental places its code on other routes flown by Virgin Atlantic between the United States and the United Kingdom.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2002 10-K except as follows:

Our results of operations are significantly impacted by changes in the price of aircraft fuel. From time to time, we enter into petroleum call options and petroleum swap agreements to provide short-term protection (generally three to nine months) against a sharp increase in jet fuel prices. As of June 30, 2003, we had hedged approximately 25% of our remaining 2003 projected fuel requirements using petroleum call options. We estimate that a 10% increase in the price per gallon of aircraft fuel would increase the fair value of petroleum call options existing at June 30, 2003 by approximately $13 million.

Also, as of June 30, 2003, we entered into option and forward contracts to hedge approximately 58% of our projected yen-denominated net cash flows for the remainder of 2003. We estimate that at June 30, 2003, a 10% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing option and forward contracts by $5 million, offset by a corresponding loss on the underlying 2003 Japanese yen exposure of $7 million, resulting in a net loss of $2 million.

Item 4. Controls and Procedures.

On July 15, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since July 15, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 14, 2003. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack, Jr.	49,448,286	2,737,605
Gordon M. Bethune	48,610,194	3,575,697
David Bonderman	49,447,168	2,738,723
Kirbyjon H. Caldwell	49,379,509	2,806,382
Patrick Foley	49,522,543	2,663,348
Lawrence W. Kellner	49,522,444	2,663,447
Douglas H. McCorkindale	49,533,465	2,652,426
George G. C. Parker	49,398,216	2,787,675
Richard W. Pogue	49,514,365	2,671,526
William S. Price III	49,465,151	2,720,740
Donald L. Sturm	49,514,300	2,671,591
Karen Hastie Williams	45,853,835	6,332,056
Charles A. Yamarone	49,453,799	2,732,092

A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2003 was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

50,402,099	1,711,223	72,569	-

A proposal that stockholders request that the Company annually submit to a stockholder vote any poison pill adopted since the previous annual meeting and/or currently in place was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

17,464,270	6,676,173	266,221	27,779,227

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits:
10.1	Agreement between the Company and the United States of America, acting through the Transportation Security Administration, dated May 7, 2003.
10.2	Agreement between the Company and Gordon M. Bethune, dated May 19, 2003.
10.3	Agreement between the Company and Lawrence W. Kellner, dated May 19, 2003.
10.4	Supplemental Agreement No. 19 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K:
(i)

Report dated March 28, 2003, reporting Item 5. "Other Events". No financial statements were filed with this report, which reported the downgrading of our corporate credit rating and included a press release reporting our March 2003 performance and our estimated consolidated breakeven load factor for April 2003.

(ii)

Report dated April 15, 2003, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our first quarter 2003 results of operations and a letter to investors and analysts related to our financial and operational outlook for the second quarter and full year 2003.

(iii)

Report dated May 1, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our April 2003 performance and our estimated consolidated breakeven load factor for May 2003.

(iv)

Report dated May 9, 2003, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release announcing the closing of an offering of $100 million of Floating Rate Secured Subordinated Notes due December 2007.

(v)

Report dated May 14, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing the election by our Board of Directors of Ronald B. Woodard to fill a vacancy on the Board.

(vi)

Report dated June 2, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our May 2003 performance and our estimated consolidated breakeven load factor for June 2003.

(vii)

Report dated June 4, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing a proposed offering of $150 million of 5% Convertible Notes due 2023 pursuant to Rule 144A.

(viii)

Report dated June 5, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a letter to investors and analysts related to our financial and operational outlook for the second quarter of and for the full year 2003.

(ix)

Report dated June 10, 2003, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with this report, which included exhibits related to data being presented by certain of our officers at a conference.

(x)

Report dated June 10, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing the completion of our sale of $175 million principal amount of our 5% Convertible Notes due 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: July 17, 2003	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: July 17, 2003	by:	/s/ Chris Kenny
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

Date: July 17, 2003

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

Date: July 17, 2003

/s/ Jeffrey J. Misner

Jeffrey J. Misner

Senior Vice President and

Chief Financial Officer

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.
10.1	Agreement between the Company and the United States of America, acting through the Transportation Security Administration, dated May 7, 2003.
10.2	Agreement between the Company and Gordon M. Bethune, dated May 19, 2003.
10.3	Agreement between the Company and Lawrence W. Kellner, dated May 19, 2003.
10.4	Supplemental Agreement No. 19 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.