Form 10-Q
period 2003-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2003-10-16
CIK 319687

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 15, 2003, 65,821,027 shares of Class B common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Operating Revenue:
Passenger	$2,186	$2,036	$6,083	$5,970
Cargo, mail and other	179	142	539	394
	2,365	2,178	6,622	6,364
Operating Expenses:
Wages, salaries and related costs	778	743	2,319	2,220
Aircraft fuel	316	276	965	738
Aircraft rentals	225	227	671	687
Landing fees and other rentals	165	163	469	484
Maintenance, materials and repairs	135	119	395	351
Depreciation and amortization	110	112	336	329
Booking fees, credit card discount and sales	93	91	286	294
Passenger servicing	81	78	224	228
Commissions	38	47	110	174
Security fee reimbursement	-	-	(176)	-
Fleet impairment losses and other special charges special charges	-	-	79	254
Other	250	276	756	860
	2,191	2,132	6,434	6,619

Operating Income (Loss)	174	46	188	(255)

Nonoperating Income (Expense):
Interest expense	(100)	(95)	(296)	(276)
Interest capitalized	6	8	19	28
Interest income	5	6	13	18
Gain on dispositions of ExpressJet Holdings shares special charges	173	-	173	-
Other, net	3	4	9	-
	87	(77)	(82)	(230)
Income (Loss) before Income Taxes and Minority Interest	261	(31)	106	(485)
Income Tax (Provision) Benefit	(113)	4	(75)	161
Minority Interest	(15)	(10)	(40)	(18)

Net Income (Loss)	$ 133	$ (37)	$ (9)	$ (342)

Earnings (Loss) per Share:
Basic	$ 2.04	$(0.58)	$(0.14)	$(5.36)
Diluted	$ 1.83	$(0.58)	$(0.14)	$(5.36)

Shares Used for Computation:
Basic	65.4	64.3	65.4	63.9
Diluted	74.6	64.3	65.4	63.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	September 30,	December 31,	September 30,
ASSETS	2003	2002	2002
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents, including restricted cash of $139, $62, and $34	$ 1,487	$ 1,225	$ 1,194
Short-term investments	126	117	110
Accounts receivable, net	466	378	461
Spare parts and supplies, net	231	248	265
Deferred income taxes	185	165	160
Prepayments and other	197	145	144
Total current assets	2,692	2,278	2,334

Property and Equipment:
Owned property and equipment:
Flight equipment	6,648	6,762	6,787
Other	1,310	1,275	1,227
	7,958	8,037	8,014
Less: Accumulated depreciation	1,806	1,599	1,530
	6,152	6,438	6,484

Purchase deposits for flight equipment	257	269	285

Capital leases:
Flight equipment	117	117	118
Other	272	262	266
	389	379	384
Less: Accumulated amortization	128	118	112
	261	261	272
Total property and equipment	6,670	6,968	7,041

Other Assets:
Routes	684	684	684
Airport operating rights, net	305	325	331
Intangible pension asset	144	144	148
Investment in unconsolidated subsidiaries	95	89	86
Other assets, net	288	260	249

Total Assets	$10,878	$10,748	$10,873

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2003	2002	2002
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 543	$ 493	$ 449
Accounts payable	854	930	888
Air traffic liability	997	882	1,038
Accrued payroll	278	285	318
Accrued other liabilities	357	336	348
Total current liabilities	3,029	2,926	3,041

Long-Term Debt and Capital Leases	5,602	5,471	5,382

Deferred Income Taxes	613	520	715

Accrued Pension Liability	588	723	260

Other	308	329	347

Commitments and Contingencies

Minority Interest	(26)	7	(3)

Redeemable preferred stock of subsidiary	-	5	5

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,223,610, 91,203,321 and 90,245,640 shares issued	1	1	1
Additional paid-in capital	1,396	1,391	1,383
Retained earnings	901	910	1,019
Accumulated other comprehensive loss	(393)	(395)	(137)
Treasury stock - 25,471,881, 25,442,529 and 25,442,529 shares, at cost	(1,141)	(1,140)	(1,140)
Total stockholders' equity	764	767	1,126
Total Liabilities and Stockholders' Equity	$ 10,878	$ 10,748	$10,873

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Nine Months Ended September 30,
	2003		2002
	(Unaudited)

Net cash provided by (used in) operations	$	$ 181	$ (13)

Cash Flows from Investing Activities:
Capital expenditures		(135)	(483)
Purchase deposits paid in connection with future aircraft deliveries		(22)	(59)
Purchase deposits refunded in connection with aircraft delivered		44	192
Purchase of short-term investments		(9)	(110)
Other		38	(23)
Net cash used in investing activities		(84)	(483)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net		534	396
Proceeds from sale of ExpressJet stock at IPO date, net		-	447
Payments on long-term debt and capital lease obligations		(369)	(302)
Proceeds from issuance of Class B common stock		-	19
Payments to collateralize letters of credit		(77)	(4)
Other		-	(2)
Net cash provided by financing activities		88	554

Net Increase in Cash and Cash Equivalents		185	58

Cash and Cash Equivalents - Beginning of Period (1)		1,163	1,102

Cash and Cash Equivalents - End of Period (1)		$ 1,348	$ 1,160

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ -	$ 908
Contribution of ExpressJet stock to pension plan		$ 100	$ -

  Excludes restricted cash.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature, except as disclosed in the footnotes to the consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K/A-1 for the year ended December 31, 2002 (the "2002 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, our subsidiaries. "Holdings" refers to our 30.9%-owned subsidiary, ExpressJet Holdings, Inc., and "ExpressJet" refers to ExpressJet Airlines, Inc., Holdings' subsidiary which operates as Continental Express.

Certain reclassifications have been made in the prior period's financial statements to conform to the current year presentation, including the retroactive application of FASB Interpretation 46, "Consolidation of Variable Interest Entities," to our Mandatorily Redeemable Preferred Securities of Subsidiary Trust (see Note 4).

NOTE 1 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions):
Three Months Ended September 30, 2003

Numerator for basic earnings per share - net income	$133

Effect of dilutive securities:
Convertible Junior Subordinated Debentures held by Subsidiary Trust	2
4.5% Convertible Notes	1

Numerator for diluted earnings per share - net income after assumed conversions	$136

Denominator for basic earnings per share - weighted average shares	65.4

Effect of dilutive securities:
Convertible Junior Subordinated Debentures held by Subsidiary Trust	4.1
4.5% Convertible Notes	5.0
Employee stock options	0.1

Denominator for diluted earnings per share - adjusted weighted-average shares	74.6

Weighted average options to purchase approximately 7 million, 7 million, 7 million and 3 million shares of our Class B common stock were not included in the computation of diluted earnings (loss) per share for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, respectively, because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. The shares issuable upon conversion of the 5% Convertible Notes due 2023 were not included in the computation of diluted earnings per share since the conditions for conversion have not been met (see Note 7). Because of losses during the three months ended September 30, 2002 and nine months ended September 30, 2003 and 2002, the Convertible Junior Subordinated Debentures held by Subsidiary Trust and 4.5% Convertible Notes were also antidilutive. As a result, there was no difference between basic and diluted loss per share for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002.

NOTE 2 - STOCK PLANS AND AWARDS

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost for our stock option plans is reflected in our consolidated statement of operations because all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation" (in millions except per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$ 133	$ (37)	$ (9)	$(342)
Less total stock-based employee compensation expense determined under SFAS 123, net of tax	(1)	(4)	(5)	(17)
Net income (loss), pro forma	$ 132	$ (41)	$ (14)	$(359)

Earnings (loss) per share:
Basic, as reported	$2.04	$(0.58)	$(0.14)	$(5.36)
Basic, pro forma	$2.02	$(0.64)	$(0.22)	$(5.62)

Diluted, as reported	$1.83	$(0.58)	$(0.14)	$(5.36)
Diluted, pro forma	$1.82	$(0.64)	$(0.22)	$(5.62)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

We include in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting. For the third quarter of 2003 and 2002, total comprehensive income (loss) amounted to $130 million and $(38) million, respectively. For the nine months ended September 30, 2003 and 2002, total comprehensive loss amounted to $7 million and $349 million, respectively. The difference between the net income (loss) and total comprehensive income (loss) for each period was primarily attributable to changes in the fair value of derivative financial instruments.

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

Effective July 1, 2003, we adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and reclassified $5 million of redeemable preferred stock issued by ExpressJet to long-term debt. This reclassification is prospective only.

Effective July 1, 2003, we adopted Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities". The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a "variable interest entity", the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity's expected losses or receive a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtained an interest after that date. The FASB has recently deferred the effective date of FIN 46 to December 31, 2003 for all interests in variable interest entities existing prior to January 31, 2003. However, we have elected to adopt FIN 46 as of July 1, 2003. We have variable interests in the following types of variable interest entities:

  We are the lessee in a series of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for most of our operating leases; however, leases of approximately 75 aircraft contain a fixed-price purchase option that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts upon application of FIN 46 because, even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis. Our maximum exposure under these leases with fixed-price purchase options is the remaining lease payments, which are reflected in future lease commitments in Note 5 to the consolidated financial statements in our 2002 10-K.
  We are the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.7 billion of underlying debt and interest thereon. The leases are typically with municipalities or other governmental entities. FIN 46 is not applicable to arrangements with governmental entities. To the extent our lease and related guarantee are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed price purchase option or similar feature as discussed above.
  We have a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $248 million ($241 million net of issuance costs). These securities were issued in November 2000 and were previously reported on our balance sheet as Mandatorily Redeemable Preferred Securities of Subsidiary Trust. The trust is a variable interest entity under FIN 46 because we have only a limited ability to make decisions about its activities. However, we are not the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust are no longer reported on our balance sheet. Instead, we report our Convertible Junior Subordinated Debentures held by the trust as long-term debt. These notes have previously been eliminated in our consolidated financial statements. Distributions on the Mandatorily Redeemable Preferred Securities are no longer reported on our statements of operations, but interest on the notes is recorded as interest expense. These reclassifications are reflected for all periods presented in the accompanying financial statements.
  Holdings and ExpressJet each meet the criteria for a variable interest entity because the voting rights and economic interests we hold in these entities are disproportional to our obligations to absorb expected losses or receive expected residual returns. The variable interests in Holdings and ExpressJet include our capacity purchase agreement, a tax sharing agreement with us, a note payable to us, convertible debentures held by third parties, and common stock (of which we and our defined benefit pension plan held approximately 44% at September 30, 2003). Our assessment of expected losses and expected residual returns indicates that we are the primary beneficiary of Holdings and ExpressJet, and therefore we continue to consolidate these entities, until the combined common stock holdings of us and our pension plan fall below 41%. At such time, we will deconsolidate Holdings and ExpressJet. See Notes 8 and 11 for further discussion of our ownership of Holdings and our capacity purchase agreement with Holdings and ExpressJet.

NOTE 5 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 352 mainline jets and 218 regional jets (operated by ExpressJet) at September 30, 2003, excluding aircraft out of revenue service. Our purchase commitments (firm orders) for aircraft and options to purchase additional aircraft as of September 30, 2003 are also shown below.
Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options

777-200ER	18	6	12	-	3
767-400ER	16	14	2	-	-
767-200ER	10	9	1	-	2
757-300	4	4	-	11	11
757-200	41	13	28	-	-
737-900	12	8	4	3	12
737-800	77	22	55	38	35
737-700	36	12	24	15	24
737-500	63	15	48	-	-
737-300	51	14	37	-	-
MD-80	24	7	17	-	-
Mainline Jets	352	124	228	67	87

ERJ-145XR	48	-	48	56	100
ERJ-145	140	18	122	-	-
ERJ-135	30	-	30	-	-
Regional Jets	218	18	200	56	100

Total	570	142	428

We removed 14 mainline jet aircraft from service in the first nine months of 2003, including two 737-500s, seven 737-300s and five MD-80 aircraft. Six of these removals occurred in the third quarter, primarily in conjunction with the expiration of aircraft lease terms. During the remainder of 2003, we expect to remove two mainline jet aircraft from revenue service. In July 2003, we announced plans to remove all remaining MD-80 aircraft from service by January 2005. As of September 30, 2003, we had the following aircraft out of revenue service:
Aircraft Type	Total Aircraft	Owned	Leased

DC 10-30	7	3	4
MD-80	13	8	5
737-300	5	-	5
EMB-120	18	8	10
ATR-42-320	22	-	22

Total	65	19	46

As discussed in Note 6, we have previously recorded fleet charges for certain of our out-of-service aircraft. The 19 owned out-of-service aircraft are being carried at an aggregate fair market value of $33 million. In the first nine months of 2003, we sold eight owned ATR-42-320s, two MD-80s, one DC10-30 and two 747-200s. Also in the first nine months of 2003, we returned 18 leased aircraft to their lessors, including three DC10-30s, six MD-80s, seven 737-300s and two 737-500s. We currently sublease three of the DC10-30 and four of the EMB-120 aircraft to third parties and continue to explore sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of the disposition of these aircraft will depend on the economic environment in the airline industry as well as on our ability to find purchasers, lessees or sublessees for the aircraft. We cannot predict if purchasers, lessees or sublessees can be found, and it is possible that our aircraft (including aircraft currently in service) could suffer additional impairment or special charges associated with disposal or grounding.

During the second quarter of 2003, we and The Boeing Company ("Boeing") agreed to defer firm deliveries of 36 Boeing 737 aircraft that were originally scheduled for delivery in 2005, 2006 and 2007. These aircraft will now be delivered in 2008 and beyond. In connection with the deferrals, we recorded a second quarter special charge of $14 million. We are in final negotiations with Boeing regarding the terms of delivery of the eleven 757-300 aircraft that we currently have on order and the eleven 757-300 options. Assuming we reach agreement with Boeing, we expect to take delivery of five 757-300 aircraft in 2004 and substitute six 737-800 aircraft, to be delivered in the second half of 2005, for the final six 757-300 aircraft originally scheduled for delivery in late 2004 and the first half of 2005. Additionally, the 757-300 option count would be reduced from 11 to zero. As a result, we expect to take delivery of a total of four Boeing aircraft in the fourth quarter of 2003, 16 Boeing aircraft in 2004 (including the five 757-300 aircraft) and seven Boeing aircraft in 2005. Incorporating the expected changes to the Boeing order, we have firm purchase commitments for 67 Boeing aircraft with an estimated cost of approximately $2.6 billion and will have options to purchase an additional 76 Boeing aircraft.

We currently have agreements in principle for the financing of all four 737-800 aircraft scheduled for delivery in the fourth quarter of 2003 and six of the eleven 737-800 aircraft scheduled for delivery in 2004. We are in final negotiations with Boeing to finance all five 757-300 aircraft scheduled for delivery in 2004. We do not have backstop financing or any other financing currently in place for the remainder of the firm aircraft. In addition, at September 30, 2003, we had firm commitments to purchase eight spare engines related to the new Boeing aircraft for approximately $53 million. We have financing in place for the first three of these spare engines, which are scheduled for delivery between October and December 2003. We do not have financing currently in place for the remaining five spare engines, which are scheduled to be delivered in 2004 and the first quarter of 2005. Further financing will be needed to satisfy our capital commitments for our firm aircraft. There can be no assurance that sufficient financing will be available for the aircraft on order.

During the first nine months of 2003, ExpressJet took delivery of 30 ERJ-145XR aircraft, of which six were delivered in the third quarter. As of September 30, 2003, ExpressJet had firm commitments for an additional 56 Embraer regional jets with an estimated aggregate cost of $1.1 billion and options to purchase an additional 100 Embraer regional jets exercisable through 2008. Effective February 2003, ExpressJet and Embraer amended the purchase agreement to slow the pace of regional jet deliveries. ExpressJet will take delivery of six regional jets during the remainder of 2003 (for a total of 36 in 2003, down from its original plan for 48 deliveries) and will take 21 aircraft deliveries in 2004, down from 36. As a result, ExpressJet will increase its aircraft deliveries to 21 and eight for 2005 and 2006, up from two and zero for these years, respectively. Neither we nor ExpressJet has any obligation to take any of these firm aircraft that are not financed by a third party and leased either to them or us. In addition, ExpressJet expects to purchase 11 spare engines related to the 56 remaining aircraft on firm order for approximately $31 million through 2006. Neither we nor ExpressJet has any financing currently in place for these spare engines. ExpressJet would have no obligation to acquire the spare engines if the firm order aircraft were not delivered for any reason.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

NOTE 6 - FLEET IMPAIRMENT LOSSES AND OTHER SPECIAL CHARGES

In the first quarter of 2003, we recorded fleet impairment losses and other special charges of $65 million ($41 million after taxes). This charge consisted of a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to fair value in 2002. The remainder of the charge consisted primarily of the write-down to market value of spare parts inventory for permanently grounded fleets. The first quarter 2003 charge reflects the impact of the war in Iraq and the resulting deterioration of the already weak revenue environment for the U.S. airline industry. These write-downs were necessary because the fair market values of the MD-80 fleet and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines.

In the second quarter of 2003, we recorded a special charge of $14 million ($8 million after taxes) relating to the deferral of aircraft deliveries (see Note 5).

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

Activity related to the accruals for future lease payments, return condition and storage costs and closure/under-utilization of facilities for the nine months ending September 30, 2003 is as follows (in millions):
	December 31, 2002	Accrual	Payments	September 30, 2003

Allowance for future lease payments, return condition and storage costs	$107	-	$(34)	$73
Closure/under-utilization of facilities	22	-	(3)	19

NOTE 7 - LONG-TERM DEBT

Maturities of long-term debt due before December 31, 2003 and for the next four years are as follows (in millions):

October 1, 2003 through December 31, 2003	$147
Year ending December 31,
2004	440
2005	657
2006	500
2007	829

In May 2003, we issued $100 million of Floating Rate Secured Subordinated Notes due December 2007 (the "Junior Notes"). The Junior Notes are secured by a portion of our spare parts inventory and bear interest at the three-month LIBOR plus 7.5%. In connection with the Junior Notes and with $200 million of Floating Rate Secured Notes due December 2007 secured by the same pool of spare parts (the "Senior Notes"), we have entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the Senior Notes and a loan-to-collateral value ratio of not greater than 67.5% with respect to both the Senior Notes and the Junior Notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. The ratios are calculated on a semi-annual basis based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, purchasing or redeeming some of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the Senior Notes, or any combination of the above. At September 30, 2003, $194.5 million of the Senior Notes and $97.0 million of the Junior Notes were outstanding.

In May 2003, we incurred $96 million of floating rate indebtedness under a term loan agreement that matures in May 2011. This indebtedness is secured by certain of our spare engines and initially bears interest at the three-month LIBOR plus 3.5%.

In June 2003, we issued $175 million of 5% Convertible Notes due 2023. The notes are convertible into our Class B common stock at an initial conversion price of $20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase the notes on June 15 of 2010, 2013 or 2018 or in the event of certain changes in control at par plus accrued and unpaid interest, if any. The indenture provides that we may at our option choose to pay this repurchase price in cash, in shares of common stock or any combination thereof, except in certain circumstances involving a change in control, in which case we will be required to pay cash. Should we be required to repurchase the notes at any of the redemption dates, it is the Company's policy that we would satisfy the requirement in cash.

During the third quarter of 2003, Holdings issued $137 million of 4.25% Senior Convertible Notes due 2023. Holdings used the proceeds from the sale of the notes to repurchase Holdings common stock from us, and we used the proceeds from this stock sale to fund our defined benefit pension plan. The notes are convertible into Holdings common stock at an initial conversion price of $18.20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at Holdings' option on or after August 4, 2008 at par plus accrued interest, if any. Owners of the notes may require Holdings to repurchase the notes on August 1, 2008, 2013 or 2018 or in the event of certain changes in control at par plus accrued and unpaid interest, if any.

We used the proceeds from the notes that we issued and the stock sale for working capital, funding our defined benefit pension plan and general corporate purposes.

As discussed in Note 4, our Convertible Junior Subordinated Debentures held by a subsidiary trust are now reported in long-term debt, in accordance with FIN 46.

NOTE 8 - DISPOSITION OF HOLDINGS STOCK

During the third quarter of 2003, we sold approximately 9.8 million shares of our Holdings common stock to Holdings, reducing our ownership of Holdings from 53.1% to 44.6%. We contributed the proceeds to our defined benefit pension plan. We also contributed approximately 7.4 million shares of Holdings common stock to that plan, further reducing our ownership of Holdings to 30.9%. We recognized gains totaling $173 million ($100 million after taxes) as a result of these transactions. The remaining shares of Holdings common stock that we continue to own are not pledged to creditors. We intend to sell or otherwise dispose of some or all of our interest in Holdings, subject to market conditions. The independent trustee for our defined benefit pension plan has subsequently sold a portion of the shares of Holdings that we contributed to the plan and the trustee may elect to sell additional shares or to hold them. As discussed in Note 4, Holdings will continue to be consolidated in our financial statements in accordance with FIN 46 until the combined amount of Holdings common stock owned by us and our defined benefit pension plan falls below 41% of all outstanding Holdings common stock. At October 15, 2003, the combined interest in Holdings was 43.4%.

The primary effects of deconsolidation of Holdings from our financial statements will be a decrease in current assets, primarily due to the elimination of Holdings' cash, an increase in assets resulting from the inclusion of our note receivable from Holdings (currently eliminated in consolidation), a decrease in long-term debt and a decrease in operating income as a result of the exclusion of Holdings' operating income from our statement of operations. This decrease in operating income will be offset by increases in income from our equity in Holdings' earnings. Also, upon deconsolidation, we will no longer record minority interest on either our balance sheet or income statement. Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all the seat inventory. As a result, after deconsolidation, we will continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense.

NOTE 9 - SECURITY FEE REIMBURSEMENT

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

    $2.3 billion was paid to carriers for reimbursement of airline security fees - both the passenger and the air carrier security fees - that had been paid or collected by the carriers as of the date of enactment. Additionally, the passenger security fees were not imposed from June 1, 2003 to September 30, 2003.
    $100 million was paid to carriers for reimbursement for the direct costs associated with installing strengthened flight deck doors and locks, of which we received $7 million.
    Aviation war risk insurance provided by the government was extended for one year to August 2004.
    Our two most highly compensated executives' total compensation is limited, during the period between April 1, 2003 and April 1, 2004, to the annual salary paid to those officers with respect to fiscal year 2002 (and any violation of this limitation will require us to repay the government the amount of its $176 million reimbursement described above). We have entered into agreements with our two most highly compensated executives permitting us to reduce their total compensation to comply with the restrictions of the supplemental appropriations bill. However, there are limited situations, such as a change in control of the company, the termination of such executives' employment or the retirement or voluntary resignation of the executive, that could result in our being unable to comply with those restrictions and thus being required to repay to the government the amount of our reimbursement. We believe that the likelihood of these situations occurring is remote.

NOTE 10 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to certain expenses that are not deductible for federal income tax purposes, state income taxes, the accrual of income tax expense on our share of Holdings' net income (since April 2002) and, for the three and nine months ended September 30, 2003, the non-deductibility of a portion of our tax basis on our contribution of Holdings' common stock to our defined benefit pension plan. The impact of these differences on our effective tax rate is generally greater in periods which we report lower income (loss) before income taxes.

NOTE 11 - CAPACITY PURCHASE AGREEMENT

Our capacity purchase agreement with Holdings and ExpressJet provides that we purchase in advance all of ExpressJet's available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Our payments to ExpressJet under the capacity purchase agreement for the three months ended September 30, 2003 and September 30, 2002 and the nine months ended September 30, 2003 and September 30, 2002, respectively, totaled $344 million, $270 million, $970 million and $805 million. These payments are eliminated in our consolidated financial statements.

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

Set forth below are estimates of our future minimum noncancelable commitments under the capacity purchase agreement, as amended, excluding the underlying obligations for aircraft and facility rent (in millions):
October 1, 2003 through December 31, 2003	$ 294
2004	1,229
2005	959
2006	978
2007 and thereafter	427
Total	$3,887

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet (which are expected to be higher since we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above because actual events could differ materially from the assumptions used to develop these estimates.

NOTE 12 - SEGMENT REPORTING

We have two reportable segments: (1) mainline and (2) regional. We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). Since assets can be readily moved between the two segments and are often shared, we do not report information about total assets or capital expenditures between the segments.

Financial information for the three and nine months ended September 30 by business segment is set forth below (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Operating Revenue:
Mainline	$2,011	$1,933	$5,668	$5,656
Regional	354	245	954	708
Total Consolidated	$ 2,365	$2,178	$ 6,622	$ 6,364

Operating Income (Loss):
Mainline	$ 159	$ 61	$ 199	$ (166)
Regional	15	(15)	(11)	(89)
Total Consolidated	$ 174	$ 46	$ 188	$ (255)

Net Income (Loss):
Mainline	$ 147	$ (10)	$ 63	$ (255)
Regional	(14)	(27)	(72)	(87)
Total Consolidated	$ 133	$ (37)	$ (9)	$ (342)

The amounts presented above for the regional segment are not the same as the amounts reported in stand-alone financial statements of Holdings. The amounts presented above are presented on the basis of how our management reviews segment results. On this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by ExpressJet, and expenses include all activity related to the regional operations, regardless of whether the costs were paid by us or by ExpressJet. Net income for the regional segment for the three months ended September 30, 2003 and September 30, 2002 and the nine months ended September 30, 2003 and September 30, 2002, respectively, reflects a $15 million, $10 million, $40 million and $18 million after-tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations. Net income for the mainline segment for the three and nine months ended September 30, 2003 includes a $100 million after-tax gain on the disposition of Holdings stock.

Holdings' stand-alone financial statements are based on its results of operations, which are driven almost exclusively by the capacity purchase agreement. Under this agreement, we pay ExpressJet for each scheduled block hour based on an agreed formula. On this basis, selected results of operations for Holdings were as follows (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$344	$270	$970	$805
Operating Income	47	37	135	109
Net Income	28	21	80	62

The minority interest in Holdings' operations reported in our consolidated statement of operations is based on these net income amounts.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E at Bush Intercontinental Airport. In the aggregate, this project will add 20 gates to our Houston hub. We began using seven gates for domestic operations in June 2003 and expect the entire terminal to be substantially completed by the end of 2003. The final phase of the Terminal E project, the international ticketing hall facility, is projected to be substantially completed in the spring of 2005, at which time the City of Houston is also expected to complete a new federal customs and immigration facility, enabling both domestic and international use of the entire Terminal E concourse.

In connection with the Terminal E project, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $203 million of the bond proceeds had been expended as of September 30, 2003 and this project is proceeding within budget. During the construction period, we retain the risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon the percentages of construction costs incurred to date. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes effective upon the completion of construction, our failure to comply with the lease (which is within our control), or our termination of the lease. Further, we have not assumed any condemnation risk, casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period. Accordingly, we are not considered the owner of the project and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an average rate of 6.78%.

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

We also had letters of credit and performance bonds at September 30, 2003 in the amount of $49 million with expiration dates through June 2008. The majority of these letters of credit and performance bonds are secured by cash, which is reported as restricted cash in our consolidated balance sheet.

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

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above (except for environmental liabilities) with respect to real estate we lease and aircraft we operate.

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.6 billion of floating rate debt at September 30, 2003. In several financing transactions, with an aggregate carrying value of $905 million and involving loans from non-U.S. banks, export-import banks and other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $68 million at September 30, 2003.

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

Employees. Collective bargaining agreements between both us and ExpressJet and our respective pilots became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with the Air Line Pilots Association in September 2002 and are continuing. A portion (relating to wages, pension and benefits) of our collective bargaining agreement with the International Brotherhood of Teamsters, representing our mechanics, becomes amendable on December 31, 2003. We continue to believe that mutually acceptable agreements can be reached with our pilots and mechanics, although the ultimate outcome of the negotiations is unknown at this time.

The Transport Workers Union is currently seeking to represent our approximately 7,300 fleet service employees. The National Mediation Board is investigating to determine whether a sufficient showing of interest exists to proceed with an election. We do not expect any organizing effort to have a material adverse impact on us or our relations with our fleet service employees.

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

We expect our total losses from environmental matters, net of insurance recoveries, to be $36 million for which we were 100% accrued at September 30, 2003. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, liquidity or results of operations.

Internal Revenue Service Examination. The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 1999 and has indicated that it may disallow certain deductions we claimed. In addition, the IRS has begun an examination of our income tax returns for the years 2000 and 2001. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Legal Proceedings. During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated such base commissions. This was similar to actions also taken by other air carriers. We are now a defendant, along with several other air carriers, in a number of lawsuits brought by travel agencies relating to these base commission reductions and eliminations.

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions. The amended complaint alleges an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs seek compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. Discovery has been completed and the trial of this lawsuit is currently scheduled to begin on February 2, 2004. Summary judgment motions are pending.

Several travel agents who opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Airlines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. These actions were stayed pending a hearing on October 9, 2003 before the Judicial Panel on Multidistrict Litigation on several of the airlines' motion for centralization of the actions in a single district court. We are awaiting the results of the hearing.

On December 6, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et al., pending in the Federal Court of Canada, Trial Division, Montreal, filed an amended statement of claim alleging that between 1995 and the present, Continental, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of the Competition Act of Canada. The plaintiffs seek to certify a nationwide class of travel agents.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse impact on our financial condition, liquidity and results of operations.

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

Subsequent to the filing of our 2002 10-K, several significant developments adversely affected our results. First, the United States and certain of its allies commenced military actions in Iraq. The hostilities and post-war unrest in Iraq significantly reduced our bookings and lowered passenger traffic. Second, the spread of Severe Acute Respiratory Syndrome, or "SARS", in China, Hong Kong, Canada and elsewhere caused a further decline in passenger traffic earlier this year, particularly to Hong Kong and some of the other Asian cities we serve. Both of these events disproportionately affected our international passenger traffic. We responded to the actual and anticipated reduction in demand by reducing capacity on certain trans-Atlantic and trans-Pacific routes (including the suspension of our flights between Hong Kong and Newark from April 2003 until August 2003) and by reducing our summer schedule.

In March 2003, we announced plans to implement measures designed to improve our 2004 pre-tax outlook by $500 million, although we have not yet identified all of the measures to achieve that goal, nor have we been able to implement all identified savings or revenue-generating opportunities. We currently believe that we will realize more than $200 million in pre-tax benefits in 2003. We continue to anticipate that we will achieve our goal of $500 million in pre-tax benefits in 2004.

In spite of these measures, continued soft demand or yield or cost increases outside our control (such as fuel, security and insurance) could lead to further reductions in service, including service to small and medium-sized communities, and additional job eliminations.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2003 as compared to the corresponding periods ended September 30, 2002.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

We recorded consolidated net income of $133 million for the third quarter of 2003 as compared to consolidated net loss of $37 million for the three months ended September 30, 2002. The primary reasons for the change were a $173 million gain ($100 million after taxes) on the dispositions of Holdings shares and improved operating income. The following discussion provides an analysis of our results of operations and other reasons for material changes therein for the three months ended September 30, 2003 as compared to the corresponding period in 2002.

Total passenger revenue increased 7.4%, $150 million, during the quarter ended September 30, 2003 as compared to the same period in 2002, which was due to increased regional flights due to new capacity at ExpressJet and higher load factors on slightly reduced mainline capacity. Mainline yield was 0.7% lower in the third quarter of 2003 than in the third quarter 2002 primarily due to weakness in Latin America and Pacific, as well as a continued weakness in the number and yield of business travelers.

Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:

Increase (Decrease) for Third Quarter 2003 vs. Third Quarter 2002
	Passenger Revenue	RASM	ASMs

Domestic	4.8%	6.9%	(2.0)%
Latin America	2.5%	5.7%	(3.0)%
Trans-Atlantic	1.7%	2.2%	(0.5)%
Pacific	(11.4)%	(5.0)%	(6.7)%
Total Mainline	2.5%	4.8%	(2.3)%

Regional	43.2%	0.9%	41.9%

Cargo, mail and other revenue increased 26.1%, $37 million, during the quarter ended September 30, 2003 as compared to the same period in 2002 primarily due to military charter flights, higher mail volumes and revenue-generating initiatives.

Wages, salaries and related costs increased 4.7%, $35 million, during the quarter ended September 30, 2003 as compared to the same period in 2002, primarily due to higher wage rates and pension costs, partially offset by a 2.4% reduction in the average number of employees.

Aircraft fuel expense increased 14.5%, $40 million, in the three months ended September 30, 2003 as compared to the same period in the prior year. The average mainline jet fuel price per gallon increased 13.2% from 72.01 cents in the third quarter of 2002 to 81.52 cents in the third quarter of 2003. Mainline fuel consumption was down 2.9% as a result of reduced flights and more fuel-efficient aircraft. Regional jet fuel expense increased $16 million due to increased flights and higher jet fuel prices.

Maintenance, materials and repairs increased 13.4%, $16 million, in the third quarter of 2003 compared to the third quarter of 2002 primarily due to increases in the engine cost per hour contract rates and the higher number of regional jets in service.

Commission expense decreased 19.1%, $9 million, during 2003 as compared to 2002 primarily due to the elimination of domestic base commissions during 2002 and certain international commission reductions.

Other operating expense decreased 9.4%, $26 million, in the three months ended September 30, 2003 as compared to the same period in the prior year, primarily as a result of lower insurance costs and cost-saving measures.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to certain expenses that are not deductible for federal income tax purposes, state income taxes, the accrual of income tax expense on our share of Holdings' net income and the non-deductibility of a portion of our tax basis on our contribution of Holdings' common stock to our defined benefit pension plan. The impact of these differences on our effective tax rate is generally greater in periods which we report lower income (loss) before income taxes.

Minority interest represents the portion of Holdings' net income attributable to the portion of Holdings that we do not own.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

We recorded a consolidated net loss of $9 million for the first nine months of 2003 as compared to a consolidated net loss of $342 million for the nine months ended September 30, 2002. The primary reasons for the change were a $176 million security fee reimbursement ($111 million after taxes) received from the federal government under the supplemental appropriations bill enacted in April 2003, a $173 million gain ($100 million after taxes) on the dispositions of Holdings shares in 2003, improved operating income, and $175 million lower fleet impairment losses and other special charges ($112 million after taxes) in 2003 than in 2002. The following discussion provides an analysis of our results of operations and other reasons for material changes therein for the nine months ended September 30, 2003 as compared to the corresponding period in 2002.

Total passenger revenue increased 1.9%, $113 million, during the nine months ended September 30, 2003 as compared to the same period in 2002, which was due to increased regional flights due to new capacity of ExpressJet, offset in part by reduced mainline traffic. These traffic and accompanying capacity declines were largely due to a reduction in certain international flights in response to decreased demand during the war in Iraq and related to SARS. Mainline yields were essentially unchanged year over year.

Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:

Increase (Decrease) for September 30, 2003 YTD vs. September 30, 2002 YTD
	Passenger Revenue	RASM	ASMs

Domestic	(1.6)%	2.3%	(3.8)%
Latin America	(0.5)%	0.3%	(0.8)%
Trans-Atlantic	0.1%	(0.8)%	0.9%
Pacific	(15.4)%	(9.1)%	(6.8)%
Total Mainline	(2.3)%	0.6%	(2.9)%

Regional	33.5%	(0.5)%	34.1%

Cargo, mail and other revenue increased 36.8%, $145 million, during the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to military charter flights, higher mail volumes and revenue-generating initiatives.

Wages, salaries and related costs increased 4.5%, $99 million, during the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to pension costs and higher wage rates, partially offset by a 1.9% reduction in the average number of employees.

Aircraft fuel expense increased 30.8%, $227 million, in the nine months ended September 30, 2003 as compared to the same period in the prior year. The average mainline jet fuel price per gallon increased 31.0% to 87.80 cents in the first nine months of 2003 from 67.02 cents in the first nine months of 2002. Mainline fuel consumption was down 3.8% as a result of reduced flights and more fuel-efficient aircraft. Regional jet fuel expense increased $55 million due to increased flights and higher jet fuel prices.

Maintenance, materials and repairs increased 12.5%, $44 million, in the first nine months of 2003 compared to the first nine months of 2002 primarily due to increases in the engine cost per hour contract rates and the higher number of regional jets in service.

Commission expense decreased 36.8%, $64 million, during 2003 as compared to 2002 primarily due to the elimination of domestic base commissions during 2002 and certain international commission reductions.

Other operating expense decreased 12.1%, $104 million, in the nine months ended September 30, 2003 as compared to the same period in the prior year, primarily as a result of lower insurance costs and cost-saving measures.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to certain expenses that are not deductible for federal income tax purposes, state income taxes, the accrual of income tax expense on our share of Holdings' net income and the non-deductibility of a portion of our tax basis on our contribution of Holdings' common stock to our defined benefit pension plan. The impact of these differences on our effective tax rate is generally greater in periods which we report lower income (loss) before income taxes.

Minority interest represents the portion of Holdings' net income attributable to the portion of Holdings that we do not own.

Certain Statistical Information

An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended
	September 30,		Increase/
	2003	2002	(Decrease)

Mainline Statistics:
Revenue passengers (thousands)	10,613	10,581	0.3%
Revenue passenger miles (millions) (1)	16,436	15,923	3.2%
Available seat miles (millions) (2)	20,550	21,027	(2.3)%
Cargo ton miles (millions)	221	232	(4.7)%
Passenger load factor (3)	80.0%	75.7%	4.3 pts
Passenger revenue per available seat mile (cents)	8.94	8.53	4.8%
Total revenue per available seat mile (cents)	9.79	9.19	6.5%
Operating cost per available seat mile (cents)	9.01	8.90	1.2%
Average yield per revenue passenger mile (cents) (4)	11.18	11.26	(0.7)%
Average price per gallon of fuel, excluding fuel taxes (cents)	81.52	72.01	13.2%
Average price per gallon of fuel, including fuel taxes (cents)	85.65	75.95	12.8%
Fuel gallons consumed (millions)	330	340	(2.9)%
Average fare per revenue passenger	$173.16	$169.48	2.2%
Average length of aircraft flight (miles)	1,299	1,244	4.4%
Average daily utilization of each aircraft (hours) (5)	9:38	9:37	0.2%
Actual aircraft in fleet at end of period (6)	352	366	(3.8)%

Regional Statistics:
Revenue passengers (thousands)	3,114	2,425	28.4%
Revenue passenger miles (millions) (1)	1,605	1,037	54.8%
Available seat miles (millions) (2)	2,269	1,599	41.9%
Passenger load factor (3)	70.8%	64.9%	5.9 pts.

Consolidated Statistics:
Consolidated passenger load factor (3)	79.1%	75.0%	4.1 pts.
Consolidated breakeven passenger load factor (7)	70.7%	77.9%	(7.2) pts.

	Nine Months Ended
	September 30,		Increase/
	2003	2002	(Decrease)

Mainline Statistics:
Revenue passengers (thousands)	29,978	31,365	(4.4)%
Revenue passenger miles (millions) (1)	44,383	45,441	(2.3)%
Available seat miles (millions) (2)	58,794	60,551	(2.9)%
Cargo ton miles (millions)	679	664	2.3%
Passenger load factor (3)	75.5%	75.0%	0.5 pts.
Passenger revenue per available seat mile (cents)	8.76	8.70	0.7%
Total revenue per available seat mile (cents)	9.64	9.34	3.2%
Operating cost per available seat mile including security fee reimbursement and fleet impairment losses and special charges (cents)	9.30	9.61	(3.2)%
Security fee reimbursement and fleet impairment losses and special charges per available seat mile (cents)	(0.16)	0.41	NM
Average yield per revenue passenger mile (cents) (4)	11.60	11.59	0.1%
Average price per gallon of fuel, excluding fuel taxes (cents)	87.80	67.02	31.0%
Average price per gallon of fuel, including fuel taxes (cents)	92.01	71.09	29.4%
Fuel gallons consumed (millions)	943	980	(3.8)%
Average fare per revenue passenger	$171.72	$167.98	2.2%
Average length of aircraft flight (miles)	1,269	1,222	3.8%
Average daily utilization of each aircraft (hours) (5)	9:20	9:35	(2.6)%
Actual aircraft in fleet at end of period (6)	352	366	(3.8)%

Regional Statistics:
Revenue passengers (thousands)	8,311	6,802	22.2%
Revenue passenger miles (millions) (1)	4,139	2,875	44.0%
Available seat miles (millions) (2)	6,109	4,555	34.1%
Passenger load factor (3)	67.8%	63.1%	4.7 pts.

Consolidated Statistics:
Consolidated passenger load factor (3)	74.8%	74.2%	0.6 pts.
Consolidated breakeven passenger load factor (7)	74.8%	83.6%	(8.8) pts.

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
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis. Gain on disposition of ExpressJet shares, security fee reimbursement and fleet impairment losses and other special charges in the three months ended September 30, 2003 and the nine months ended September 30, 2003 and 2002 included in the consolidated breakeven passenger load factor account for a decrease of 5.9, a decrease of 3.7 and an increase of 4.4 percentage points, respectively.

LIQUIDITY AND CAPITAL COMMITMENTS

As of September 30, 2003, we had $1.6 billion in consolidated cash, cash equivalents and short-term investments, which is $271 million higher than at December 31, 2002. Cash and cash equivalents at September 30, 2003 included $139 million of restricted cash and $171 million of cash held by Holdings (to which we do not have access). The restricted cash is primarily collateral for letters of credit, performance bonds and interest rate swap agreements.

Operating Activities. Cash flows provided by operations for the nine months ended September 30, 2003 were $181 million compared to cash flows used in operations of $13 million in the comparable period of 2002. The 2003 period was impacted by the May 2003 receipt of $176 million from the United States government pursuant to a supplemental appropriations bill enacted in April 2003 and the payment of $272 million in cash to our defined benefit pension plan. The 2002 period was impacted by our January 2002 payment of $168 million in transportation taxes, the payment of which had been deferred pursuant to the Air Transportation Safety and System Stabilization Act.

Excluding special gains and charges, we expect to incur a significant loss for the full year 2003. However, absent adverse factors outside our control such as those described herein or in our 2002 10-K, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2004 (and beyond if we are successful in implementing our previously announced revenue-generating and cost-cutting measures). These measures, which are designed to permit us to operate profitably in a prolonged low-fare environment, are as follows:

  In August 2002, we announced plans to implement a number of revenue-generating and cost-saving measures intended to achieve a pre-tax contribution in excess of $350 million. Included in the more than 100 planned changes were the assessment of fees for paper tickets, the elimination of discounts on certain fares, the enforcement of all fare rules with a policy prohibiting exceptions, the optimization of our flight schedule to best match demand and capacity, and the modification of certain employee programs. We currently believe that these measures will result in savings of approximately $400 million in 2003.
  In March 2003, we announced plans to implement measures designed to improve our current 2004 pre-tax outlook by $500 million, although we have not yet identified or been able to implement all of the measures to achieve that goal. We currently believe that we will realize more than $200 million in pre-tax benefits in 2003. We continue to anticipate that we will achieve our goal of $500 million in pre-tax benefits in 2004. Cost-saving measures to be implemented include a significant reduction in distribution expenses through increased utilization of our website, continental.com, the reduction of airport facility costs and landing fees, the elimination of paper tickets worldwide by June 30, 2004, the closing of select city ticket offices and the renegotiation of contracts with key suppliers.

Investing Activities. Cash flows used in investing activities, primarily capital expenditures, were $84 million for the nine months ended September 30, 2003 and $483 million for the nine months ended September 30, 2002, reflecting fewer aircraft deliveries in 2003.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. See Note 5. Capital expenditures for the full year 2003 are expected to be $245 million, or $195 million when reduced by purchase deposits to be refunded, net of purchase deposits paid. Through September 30, 2003, our capital expenditures totaled $135 million and net purchase deposits refunded totaled $22 million. Projected capital expenditures consist of $100 million of fleet expenditures, $95 million of non-fleet expenditures and $50 million for rotable parts and capitalized interest.

Financing Activities. Cash flows provided by financing activities, primarily the issuance of long-term debt, were $88 million for the nine months ended September 30, 2003, compared to cash flows provided by financing activities of $554 million in the nine months ended September 30, 2002. The 2002 amount includes $447 million received in the initial public offering of Holdings.

In May 2003, we issued $100 million of Floating Rate Secured Subordinated Notes due December 2007 (the "Junior Notes"). The Junior Notes are secured by a portion of our spare parts inventory and bear interest at the three-month LIBOR plus 7.5%. In connection with the Junior Notes and with $200 million of Floating Rate Secured Notes due December 2007 secured by the same pool of spare parts (the "Senior Notes"), we have entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the Senior Notes and a loan-to-collateral value ratio of not greater than 67.5% with respect to both the Senior Notes and the Junior Notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. The ratios are calculated on a semi-annual basis based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio covenants are not met, we must take action to meet all covenants by adding additional eligible spare parts to the collateral pool, purchasing or redeeming some of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the Senior Notes, or any combination of the above. At September 30, 2003, $194.5 million of the Senior Notes and $97.0 million of the Junior Notes were outstanding.

In May 2003, we incurred $96 million of floating rate indebtedness under a term loan agreement that matures in May 2011. This indebtedness is secured by a portion of our spare engines and initially bears interest at the three-month LIBOR plus 3.5%.

In June 2003, we issued $175 million of 5% Convertible Notes due 2023. The notes are convertible into our Class B common stock at an initial conversion price of $20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders may require us to repurchase the notes on June 15 of 2010, 2013 or 2018 or in the event of certain changes in control at par plus accrued and unpaid interest, if any. The indenture provides that we may at our option choose to pay this repurchase price in cash, in shares of common stock or any combination thereof, except in certain circumstances involving a change in control, in which case we will be required to pay cash. Should we be required to repurchase the notes at any of the redemption dates, it is the Company's policy that we would satisfy the requirement in cash.

During the third quarter of 2003, Holdings issued $137 million of 4.25% Senior Convertible Notes due 2023. Holdings used the proceeds from the sale of the notes to repurchase Holdings common stock from us, and we used the proceeds from this stock sale to fund our defined benefit pension plan. The notes are convertible into Holdings common stock at an initial conversion price of $18.20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at Holdings' option on or after August 4, 2008 at par plus accrued interest, if any. Owners of the notes may require Holdings to repurchase the notes on August 1, 2008, 2013 or 2018 or in the event of certain changes in control at par plus accrued and unpaid interest, if any.

On several occasions subsequent to September 11, 2001, each of Moody's Investors Service, Standard and Poor's and Fitch, IBCA, Duff & Phelps downgraded the credit ratings of a number of major airlines, including our credit ratings. Additional downgrades were made in March and April 2003 and further downgrades are possible. As of September 30, 2003, our senior unsecured debt was rated Caa2 by Moody's, CCC+ by Standard and Poor's and CCC+ by Fitch, IBCA, Duff & Phelps. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

Under the most restrictive provisions of a credit facility agreement with an outstanding balance of $71 million at September 30, 2003, we are required to maintain a minimum unrestricted cash balance of $600 million. Also, under a separate agreement with an outstanding balance of $25 million at September 30, 2003, we are required to maintain a minimum 1:1 ratio of EBITDAR (earnings before interest, income taxes, depreciation and aircraft rentals) to fixed charges, which consist of interest expense, aircraft rental expense, cash income taxes and cash dividends, for the previous four quarters. We are currently in compliance with these covenants and believe that we will be able to meet them for the remainder of 2003.

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

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $585 million at September 30, 2003. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.). Financial information for the parent companies of these policy providers is available over the internet at the SEC's website at http//www.sec.gov or at the SEC's public reference room in Washington, D.C.

Income Taxes.  As of December 31, 2002, we had a net deferred tax liability of $355 million including gross deferred tax assets aggregating $1.8 billion, $704 million related to net operating losses ("NOLs"), and a valuation allowance of $603 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable federal long-term tax-exempt rate (which was 4.65% for September 2003). Any unused annual limitation may be carried over to later years. The amount of the limitation may be increased under certain circumstances by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $52 million per year other than through the recognition of future built-in gain transactions.

The IRS is in the process of examining our income tax returns for years through 1999 and has indicated that it may disallow certain deductions we claimed. In addition, the IRS has begun an examination of our income tax returns for the years 2000 and 2001. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Employees. Collective bargaining agreements between both us and ExpressJet and our respective pilots became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with the Air Line Pilots Association in September 2002 and are continuing. A portion relating to wages, pension and benefits) of our collective bargaining agreement with the International Brotherhood of Teamsters, representing our mechanics, becomes amendable on December 31, 2003. We continue to believe that mutually acceptable agreements can be reached with our pilots and mechanics, although the ultimate outcome of the negotiations is unknown at this time.

The Transport Workers Union is currently seeking to represent our approximately 7,300 fleet service employees. The National Mediation Board is investigating to determine whether a sufficient showing of interest exists to proceed with an election. We do not expect any organizing effort to have a material adverse impact on us or our relations with our fleet service employees.

Pension Plans. We have a noncontributory defined benefit plan covering substantially all of our employees. We contributed $272 million in cash to the plan in 2003 and approximately 7.4 million shares of Holdings common stock valued at approximately $100 million to the plan on September 9, 2003. As a result, we have satisfied all minimum required contributions to the plan during 2003. Although our 2004 minimum funding requirements are not expected to be material, we currently expect to make significant contributions to the plan in 2004 and thereafter.

OUTLOOK

Earnings and Operations. Based on current information and trends (including currently anticipated unit revenue and costs), we expect to incur significant losses for the fourth quarter and full year 2003. We expect our mainline passenger load factor to be flat or slightly higher for the full year compared to 2002, although against reduced capacity. We may make further reductions in capacity in response to market conditions.

We believe that our costs are likely to be affected in the future by a number of factors, which are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" of our 2002 10-K.

Cash Balance. We currently expect our consolidated cash balance at December 31, 2003 to be approximately $1.5 billion. It is possible that our restricted cash balance will increase as we may be required to maintain higher cash collateral under certain credit card processing agreements.

Potential Deconsolidation of Holdings. We will deconsolidate Holdings in accordance with FIN 46 after the combined amount of Holdings common stock owned by us and our defined benefit pension plan falls below 41% of all outstanding Holdings common stock. At October 13, 2003, the combined interest in Holdings was 43.4%. The primary effects of deconsolidation of Holdings from our financial statements will be a decrease in current assets, primarily due to the elimination of Holdings' cash, an increase in assets resulting from the inclusion of our note receivable from Holdings (currently eliminated in consolidation), a decrease in long-term debt and a decrease in operating income as a result of the exclusion of Holdings' operating income from our statement of operations. This decrease in operating income will be offset by increases in income from our equity in Holdings' earnings. Also, upon deconsolidation, we will no longer record minority interest on either our balance sheet or income statement. Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all the seat inventory. As a result, after deconsolidation, we will continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense.

OTHER

In March 2003, the Department of Transportation completed its review of our marketing agreement with Delta Air Lines and Northwest Airlines, which we have now implemented. This alliance involves codesharing, reciprocal frequent flyer benefits and reciprocal airport lounge privileges.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2002 10-K except as follows:

Our results of operations are significantly impacted by changes in the price of aircraft fuel. From time to time, we enter into petroleum call options and petroleum swap agreements to provide short-term protection (generally three to nine months) against a sharp increase in jet fuel prices. As of September 30, 2003, we had hedged approximately 60% of our remaining 2003 projected fuel requirements using petroleum call options. We estimate that a 10% increase in the price per gallon of aircraft fuel would increase the fair value of petroleum call options existing at September 30, 2003 by approximately $11 million.

Also, as of September 30, 2003, we entered into option and forward contracts to hedge approximately 70% and 51% of our projected yen-denominated net cash flows for the remainder of 2003 and 2004, respectively. We estimate that at September 30, 2003, a 10% strengthening in the value of the U.S. dollar relative to the yen would have increased the fair value of the existing option and forward contracts by $5 million, offset by a corresponding loss on the underlying Japanese yen exposure of $10 million, resulting in a net loss of $5 million.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of September 30, 2003. During the three months ended September 30, 2003, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated such base commissions. This was similar to actions also taken by other air carriers. We are now a defendant, along with several other air carriers, in a number of lawsuits brought by travel agencies relating to these base commission reductions and eliminations.

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions. The amended complaint alleges an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs seek compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. Discovery has been completed and the trial of this lawsuit is currently scheduled to begin on February 2, 2004. Summary judgment motions are pending.

Several travel agents who opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Airlines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. These actions were stayed pending a hearing on October 9, 2003 before the Judicial Panel on Multidistrict Litigation on several of the airlines' motion for centralization of the actions in a single district court. We are awaiting the results of the hearing.

On December 6, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et al., pending in the Federal Court of Canada, Trial Division, Montreal, filed an amended statement of claim alleging that between 1995 and the present, Continental, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of the Competition Act of Canada. The plaintiffs seek to certify a nationwide class of travel agents.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse impact on our financial condition, liquidity and results of operations.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Our annual meeting of stockholders for 2004 will be held on March 12, 2004.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits:
10.1	Supplemental Agreement No. 20 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.
10.2	Supplemental Agreement No. 29 to Purchase Agreement No. 1951 between the Company and The Boeing Company, dated as of August 19, 2003, relating to the purchase of Boeing 737 aircraft. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

(1)	The Company has applied to the Commission for confidential treatment for a portion of this exhibit.

  Reports on Form 8-K:
(i)

Report dated July 1, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our June 2003 performance and our estimated consolidated breakeven load factor for July 2003.

(ii)

Report dated July 17, 2003, reporting Item 9. "Regulation FD Disclosure" and Item 12. "Results of Operations and Financial Condition". No financial statements were filed with this report, which included a press release reporting our second quarter 2003 results of operations and a letter to investors and analysts related to our financial and operational outlook for the third quarter and full year 2003.

(iii)

Report dated August 1, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our July 2003 performance and our estimated consolidated breakeven load factor for August 2003.

(iv)

Report dated August 5, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing the completion of our sale of a portion of our shares of common stock of ExpressJet Holdings, Inc. and subsequent contribution of the sale proceeds to our pension plan.

(v)

Report dated September 2, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our August 2003 performance and our estimated consolidated breakeven load factor for September 2003, and a letter to investors and analysts related to our financial and operational outlook for the remainder of 2003.

(vi)

Report dated September 17, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release announcing the election by our Board of Directors of Henry L. Meyer III to fill a vacancy on the Board.

(vii)

Report dated September 17, 2003, reporting Item 9. "Regulation FD Disclosures". No financial statements were filed with this report, which included exhibits related to data being presented by certain of our officers at a conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: October 16, 2003	By:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: October 16, 2003	By:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

OF

CONTINENTAL AIRLINES, INC.

10.1	Supplemental Agreement No. 20 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.
10.2	Supplemental Agreement No. 29 to Purchase Agreement No. 1951 between the Company and The Boeing Company, dated as of August 19, 2003, relating to the purchase of Boeing 737 aircraft. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

__________________________

(1) The Company has applied to the Commission for confidential treatment for a portion of this exhibit.