Form 10-K
period 2003-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2004-02-03
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $984 million as of June 30, 2003.

__________________

As of January 20, 2004, 66,042,002 shares of Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on March 12, 2004: PART III

PART I

ITEM 1. BUSINESS.

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the fifth largest United States airline (as measured by the number of scheduled miles flown by revenue passengers, known as revenue passenger miles, in 2003) and, together with ExpressJet Airlines, Inc. (operating as Continental Express and referred to in this Form 10-K as "ExpressJet"), from which we purchase seat capacity, and our wholly owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, we served 228 airports worldwide at December 31, 2003. As of December 31, 2003, we flew to 127 domestic and 101 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 16 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo as of December 31, 2003. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 31 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

General information about us, including our Corporate Governance Guidelines and the charters for the committees of our board of directors, can be found at www.continental.com/  company/investor. Our board of directors has adopted a code of ethics entitled "Principles of Conduct", which applies to all of our employees, officers and directors. Our board has also adopted a separate "Directors' Code of Ethics" for our directors. Copies of these codes can also be found at www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

This Form 10-K contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, please see the cautionary statements contained in Item 1. "Business - Risk Factor Relating to Terrorist Attacks and International Hostilities", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry." We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

See Item 1. "Business - Risk Factor Relating to Terrorist Attacks and International Hostilities", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of trends and factors affecting us and our industry. Also see Item 8. "Financial Statements and Supplementary Data, Note 18 - Segment Reporting" for financial information about each of our business segments.

As used in this Form 10-K, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.

Recent Developments

On January 16, 2004, we announced that our Chairman and Chief Executive Officer, Gordon Bethune, has elected to retire effective December 31, 2004 as chairman and chief executive officer and from our board. Larry Kellner, our president and chief operating officer, will succeed Mr. Bethune as chairman and chief executive officer, effective January 1, 2005. We also announced that we will decrease the size of our board of directors from 14 members to 10 members, and that current directors David Bonderman, Pat Foley, Richard Pogue and William Price will not stand for re-election. Our remaining 10 directors, including Mr. Bethune and Mr. Kellner, have been nominated for election at our March 12, 2004 annual meeting.

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("Liberty International"), in Houston, Texas at George Bush Intercontinental Airport ("Bush Intercontinental") and in Cleveland, Ohio at Hopkins International Airport ("Hopkins International"). Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of December 31, 2003, we operated 67% of the average daily jet departures from Liberty International, 85% of the average daily jet departures from Bush Intercontinental and 66% of the average daily jet departures from Hopkins International (in each case including regional jets flown for us by ExpressJet). Each of our domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

International Operations

We directly serve destinations throughout Europe, Canada, Mexico, Central and South America and the Caribbean, as well as Tel Aviv, Hong Kong and Tokyo. We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI. As measured by 2003 available seat miles, approximately 39% of our mainline operations, including CMI, were dedicated to international traffic.

The following international destinations served through our domestic hubs include regional jet service flown for us by ExpressJet:

Liberty International is a significant international gateway. From Liberty International at December 31, 2003, we served 16 European cities, five Canadian cities, six Mexican cities, six Central American cities, four South American cities, 17 Caribbean destinations, Tel Aviv, Hong Kong and Tokyo.

Bush Intercontinental is the focus of our operations in Mexico and Central America. As of December 31, 2003, we flew from Bush Intercontinental to 23 cities in Mexico, all seven countries in Central America, six cities in South America, four cities in Canada, three cities in Europe, three Caribbean destinations and Tokyo.

From Hopkins International, we flew to Montreal, Toronto, Cancun, Mexico and San Juan, Puerto Rico as of December 31, 2003.

From its hub operations based on the island of Guam, as of December 31, 2003, CMI provided service to seven cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, Australia and Indonesia. CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Hong Kong, Tokyo and Honolulu, each of which CMI serves non-stop from Guam. CMI and Continental also maintain a codesharing agreement and coordinate schedules on certain flights from the United States to Honolulu, and from Honolulu to Guam, to facilitate travel from the United States into CMI's route system.

See Item 8. "Financial Statements and Supplementary Data, Note 18 - Segment Reporting", for financial information by geographical area.

Alliances

We have entered into alliance agreements, which are also referred to as codeshare agreements or cooperative marketing agreements, with other carriers. These relationships may include (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports) or (c) block space arrangements (carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Except for our relationship with ExpressJet, all of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk. In contrast, in a block space relationship, the marketing carrier is committed to purchase a set number of seats on the operating carrier, sells seats to the public from this purchased inventory and is at economic risk for the purchased seats that it is unable to sell. Some relationships may include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

We have a long-term global alliance with Northwest Airlines through 2025, subject to earlier termination by either party in the event of certain changes in control of either Northwest or Continental. Our alliance with Northwest provides for each party to place its code on a large number of the flights of the other party, reciprocity of frequent flyer programs and airport lounge access and other joint marketing activities. As of December 31, 2003, we had placed our code on 205 destinations served by Northwest and Northwest placed its code on 176 destinations served by us. Together with Northwest, we also have joint contracts with major corporations and travel agents designed to create access to a broader product line encompassing the route systems of both carriers.

In August 2002, we entered into a marketing alliance with Northwest and Delta Air Lines. The marketing alliance was implemented in April 2003 when the U.S. Department of Transportation ("DOT") completed its review of the alliance. As with our alliance with Northwest, this alliance involves codesharing, reciprocal frequent flyer benefits and reciprocal airport lounge privileges. As of December 31, 2003, we placed our code on 47 destinations served by Delta and Delta placed its code on 56 destinations served by us. We intend to expand our codesharing with Delta as permitted by DOT. Additionally, under our agreement with Delta and Northwest, we (together with Northwest) will have the ability to join the SkyTeam alliance, a global alliance currently comprised of Delta, Air France, Alitalia, Aeromexico, Korean, and CSA Czech. We currently expect to join the SkyTeam alliance by the end of the second quarter of 2004.

We also have domestic codesharing agreements with Gulfstream International Airlines, SkyWest Airlines, Hawaiian Airlines, Alaska Airlines, Horizon Airlines, Champlain Enterprises, Inc. (CommutAir), Hyannis Air Service, Inc. (Cape Air) and American Eagle Airlines. We also have the first train-to-plane alliance in the United States with Amtrak.

In addition to our domestic alliances, we seek to develop international alliance relationships that complement our own route system and permit expanded service through our hubs to major international destinations. International alliances assist in the development of our route structure by enabling us to offer more frequencies in a market, provide passengers connecting service from our international flights to other destinations beyond an alliance partner's hub and expand the product line that we may offer in a foreign destination.

We have a marketing agreement with KLM which extends until 2010 that includes codesharing and reciprocal frequent flyer program participation and airport lounge access. As of December 31, 2003, we placed our code on selected flights to more than 68 European, Middle Eastern and African destinations operated by KLM and KLM Cityhopper beyond its Amsterdam hub, and KLM placed its code on more than 70 U.S. and Mexican destinations operated by us beyond our hubs at Liberty International and Bush Intercontinental. In addition, members of each carrier's frequent flyer program are able to earn mileage anywhere on the other's global route network, as well as the global network of Northwest.

We also currently have international codesharing agreements with Air Europa, Emirates (the flag carrier of the United Arab Emirates), TAP Air Portugal, EVA Airways Corporation (an airline based in Taiwan), British European ("Flybe"), Virgin Atlantic Airways and Copa Airlines of Panama. We own 49% of the common equity of Copa. We will implement codesharing arrangements with AeroMexico and Maersk Air of Denmark in the first quarter of 2004. We also have a codeshare agreement with French rail operator SNCF.

Effective April 1, 2003, we made adjustments to our codeshare agreement with Virgin Atlantic Airways eliminating our commitment to purchase block space. We continue to codeshare on each other's flights between Liberty International and London and we place our code on other routes flown by Virgin Atlantic between the United States and the United Kingdom.

Regional Operations

Our mainline service at each of our domestic hub cities is coordinated with ExpressJet, which operates new-generation regional jets. Effective January 1, 2001, we entered into a capacity purchase agreement with ExpressJet pursuant to which we currently purchase all of ExpressJet's available seat miles for a negotiated price. The agreement covers all of ExpressJet's existing fleet, as well as 50 Embraer regional jets subject to firm orders. Under the agreement, as amended, ExpressJet has the right through December 31, 2006 to be our sole provider of regional jet service from our hubs. We are responsible for all scheduling, pricing and seat inventories of ExpressJet's flights. Therefore, we are entitled to all revenue associated with those flights and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay ExpressJet based on scheduled block hours (the hours from departure gate to arrival gate) in accordance with a formula designed to provide them with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by ExpressJet. We assume the risk of revenue volatility associated with fares and passenger traffic, price volatility for specified expense items such as fuel and the cost of all distribution and revenue-related costs. The capacity purchase agreement replaced our prior revenue-sharing arrangement.

Under the capacity purchase agreement, we have the right, upon no less than twelve months' notice to ExpressJet, to reduce the number of its aircraft covered by the contract. As of December 31, 2003, we had not given any such notice. Under the agreement, we are entitled to remove capacity under an agreed upon methodology. If we remove aircraft from the terms of the agreement, ExpressJet will have the option to (i) fly the released aircraft for another airline (subject to its ability to obtain facilities, such as gates and slots, and subject to its exclusive arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (ii) fly the aircraft under ExpressJet's own flight designator code subject to its ability to obtain facilities, such as gates and slots, and subject to ExpressJet's exclusive arrangement with us respecting our hubs, or (iii) decline to fly the aircraft and cancel the related subleases with us. If ExpressJet does not cancel the aircraft subleases, the interest rate used to calculate the scheduled lease payments will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

The agreement is scheduled to expire on December 31, 2010, but allows us to terminate the agreement at any time after December 31, 2006 upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

In April 2002, ExpressJet Holdings, Inc. ("Holdings"), our then wholly owned subsidiary and the sole stockholder of ExpressJet, sold 10 million shares of its common stock in an initial public offering and used the net proceeds to repay $147 million of ExpressJet's indebtedness to us. In addition, we sold 20 million of our shares of Holdings common stock in the offering for net proceeds of $300 million. In connection with the offering, our ownership of Holdings fell to 53.1%. Due to the capacity purchase agreement, the initial public offering of Holdings had very little effect on our operations and on ExpressJet's flight operations on our behalf.

During the third quarter of 2003, we sold approximately 9.8 million shares of our Holdings common stock to Holdings, reducing our ownership of Holdings from 53.1% to 44.6%. We also contributed approximately 7.4 million shares of Holdings common stock to our defined benefit pension plan, further reducing our ownership of Holdings to 30.9%. The independent trustee for our defined benefit pension plan subsequently sold a portion of the shares of Holdings that we contributed to the plan. As a result of these sales by the defined benefit pension plan, on November 12, 2003, the combined amount of Holdings common stock owned by us and our defined benefit pension plan fell below 41%, the point at which we no longer consolidated Holdings for financial reporting purposes pursuant to Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities". Accordingly, we deconsolidated Holdings as of that date.

Effective November 12, 2003, we account for our interest in Holdings using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", rather than consolidating Holdings. Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. The primary effects of deconsolidation of Holdings from our financial statements are a decrease in current assets, primarily due to the elimination of Holdings' cash, an increase in assets resulting from the inclusion of our note receivable from Holdings (previously eliminated in consolidation), a decrease in long-term debt and a decrease in operating income as a result of the exclusion of Holdings' operating income from our statement of operations. This decrease in operating income is offset by increases in nonoperating income from our equity in Holdings' earnings, provided our ownership interest remains constant. Additionally, after deconsolidation, we no longer record minority interest on either our balance sheet or statement of operations.

We continue to own 16.7 million shares of Holdings common stock with a market value of $251 million as of December 31, 2003. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we expect to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future.

As of December 31, 2003, ExpressJet served 101 destinations in the U.S., 18 cities in Mexico, five cities in Canada and one Caribbean destination. Since December 2002, ExpressJet's fleet has been comprised entirely of regional jets. We believe ExpressJet's regional jet service complements our operations by carrying traffic that connects onto our mainline jets and by allowing more frequent flights to smaller cities than could be provided economically with larger jet aircraft. We believe that ExpressJet's regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. The regional jets also allow ExpressJet to serve certain routes that cannot be served by turboprop aircraft. Additional commuter feed traffic is currently provided to us by other alliance partners, as discussed above.

Marketing

As with other major domestic hub-and-spoke carriers, most tickets for travel on us are sold by travel agents. Although we generally no longer pay base commissions, we often negotiate compensation to travel agents based on their performance in selling our tickets. Commission expense was 1.8%, 2.7% and 4.3% of passenger revenue in 2003, 2002 and 2001, respectively.

We are using the internet to provide services for our customers and to reduce our distribution costs. However, the continuing increase in pricing transparency resulting from use of the internet has enabled customers to obtain the lowest fare on any given route more easily. Our website, continental.com, recorded over $1.0 billion in ticket sales in 2003, an 81% increase over 2002. The site offers customers direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem reward travel), cargo tracking and Continental travel specials. Combined with sales by online travel agents, 28% of our ticket sales were made on the internet during 2003, compared with 22% in 2002.

We, United, American, Delta and Northwest are investors in a travel website, Orbitz, which offers customers access to a wide variety of travel options. Orbitz completed an initial public offering of its shares in December 2003. We sold approximately 28% of our holdings in the offering. Following the offering, we own approximately 9% of Orbitz. We intend to dispose of our remaining holdings in Orbitz, subject to market conditions. To date, 42 U.S. and foreign carriers, including us, have marketing agreements with this web-based travel service. Orbitz provides customers with online access to airline, hotel, car rental and other travel services in addition to internet offers. The site features published fares from most carriers worldwide, presented in a format not biased toward any one airline. In addition, we have marketing agreements with other internet travel service companies such as Hotwire, Travelocity and Expedia. We sold our interest in Hotwire in 2003. Our marketing agreements with Orbitz and Hotwire remain in effect following the 2003 dispositions.

In 2003, we continued to expand our electronic ticketing, or E-Ticket, product. E-Tickets result in lower distribution costs to us while providing us with enhanced customer and revenue information. We recorded over $6.8 billion and $5.1 billion in E-Ticket sales in 2003 and 2002, representing 84% and 67%, respectively, of total sales. We have 779 Continental self-service kiosks at 130 airports throughout our system, including all domestic airports we serve. Continental and America West were the first U.S. airlines to implement interline E-Ticketing allowing customers to use electronic tickets when their itineraries include travel on both carriers. We now have interline E-Ticketing arrangements with 19 air carriers, including Northwest, Delta, American, United, US Airways, Alaska, Aloha, America West, KLM and Copa, as well as some regional affiliates of these airlines. We plan to implement interline E-Ticketing with our other alliance partners and some of the remaining larger U.S. and international carriers. We expect these features to contribute to an increase in E-Ticket usage and to further reduce distribution costs. It is our current intent to eliminate paper tickets by December 31, 2004, subject to market and technological conditions.

In March 2003, we implemented passenger check-in at continental.com for E-Ticket customers in the United States without checked luggage. This service allows customers to obtain a boarding pass from their home or office up to 30 hours prior to departure and to proceed directly to security at the airport, bypassing the ticket counter and saving time. We recently implemented on-line check-in for passengers with baggage, which includes special kiosks at the airport for these passengers to rapidly check their bags.

Frequent Flyer Program

We maintain our "OnePass" frequent flyer program to encourage repeat travel on our system. OnePass allows passengers to earn mileage credits by flying us and certain other carriers, including Northwest, Delta, Alaska, KLM, Qantas and Copa. We also sell mileage credits to credit card companies, phone companies, other airlines, alliance members, hotels and car rental agencies participating in OnePass.

Due to the structure of the program and our belief that most of the redemption travel would not otherwise be revenue passengers, we believe that displacement of revenue passengers by passengers using flight rewards has historically been small. Revenue passenger miles represented by redemption travel accounted for 7.6% of our total revenue passenger miles in 2003.

In September 2003, we introduced new service features to reward our top customers. "EliteAccess" is offered to OnePass members who hold Elite status, first class and BusinessFirst ticket holders and travelers who qualify as "Elite for the Day." EliteAccess passengers receive preferential treatment in the boarding and baggage claim areas. "Elite for the Day" affords passengers who purchase economy class tickets in certain fare categories the benefits of EliteAccess on the day of travel. We also initiated a guarantee of no middle seat assignment for those passengers using a full-fare, unrestricted ticket.

Employees

As of December 31, 2003, we had approximately 37,680 full-time equivalent employees, consisting of approximately 16,710 customer service agents, reservations agents, ramp and other airport personnel, 7,270 flight attendants, 5,850 management and clerical employees, 3,960 pilots, 3,790 mechanics and 100 dispatchers. Approximately 42% of our employees are represented by unions. The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental and CMI:
Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Pilots	3,960	Air Line Pilots Association International ("ALPA")	October 2002

Continental Dispatchers	100	Transport Workers Union ("TWU")	October 2003

Continental Mechanics	3,680	International Brotherhood of Teamsters ("Teamsters")	December 2003 (economic terms) December 2006 (all terms)

CMI Mechanics	110	Teamsters	December 2006

Continental Flight Attendants	6,970	International Association of Machinists and Aerospace Workers ("IAM")	October 2004

CMI Flight Attendants	300	IAM	June 2005

CMI Fleet and Passenger Service Employees	540	Teamsters	December 2006

Continental Flight Simulator Technicians	50	TWU	Negotiations for initial contract ongoing

In December 2002, our mechanics, represented by the Teamsters, ratified a new four-year collective bargaining agreement. The portion of the agreement relating to wages, pension and benefits became amendable on December 31, 2003. Negotiations commenced with the Teamsters regarding these subjects in December 2003 and are continuing. Work rules and other contract items are established through 2006.

The collective bargaining agreement between us and our dispatchers (who are represented by the TWU) became amendable in October 2003. Negotiations commenced with the TWU in September 2003 and are continuing.

The collective bargaining agreement between us and our pilots (who are represented by ALPA) became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with ALPA in September 2002 and are continuing.

The collective bargaining agreement between us and our flight attendants (who are represented by the IAM) becomes amendable in October 2004.

Industry Regulation and Airport Access

We operate under certificates of public convenience and necessity issued by DOT. These certificates may be altered, amended, modified or suspended by DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

Airlines are also regulated by the Federal Aviation Administration ("FAA"), primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

In November 2001, the President signed into law the Aviation and Transportation Security Act (the "Aviation Security Act"). This law federalized substantially all aspects of civil aviation security, creating a new Transportation Security Administration ("TSA"). Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. customs and enhanced background checks.

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. Under the Aviation Security Act, funding for airline and airport security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50, subject to a $5 per one-way trip cap. The Aviation Security Act also allows TSA to assess each airline fees up to the amount spent by that airline on screening services in 2000. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports are significantly increasing their rates and charges to air carriers, including to us, and may do so again in the future. Most airports we service impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

The Emergency Wartime Supplemental Appropriations Act ("Supplemental Appropriations Act") enacted in April 2003 contained a number of provisions relating to airlines. In May 2003, we received and recognized in earnings $176 million in cash for reimbursement of our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Additionally, the passenger security fees were not imposed from June 1, 2003 to September 30, 2003. We also received reimbursement for the direct costs associated with installing strengthened flight deck doors and locks. Additionally, aviation war risk insurance provided by the government was extended for one year to August 2004.

The Supplemental Appropriations Act also provided limits on the total compensation of some airlines' two mostly highly compensated executives (including ours) during the 12-month period beginning April 1, 2003. That compensation is limited to the annual salary paid to those officers with respect to fiscal year 2002 (and any violation of this limitation will require us to repay the government most of the $176 million reimbursement described above). We have entered into agreements with our two most highly compensated executives permitting us to reduce their total compensation to comply with the restrictions of the Supplemental Appropriations Act. However, there are limited situations, such as a change in control of the company, the termination of such executives' employment or the retirement or voluntary resignation of the executive during the restricted period, that could result in our being unable to comply with those restrictions and thus being required to repay to the government substantially all of the amount of our reimbursement. We believe that the likelihood of these situations occurring is remote.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided those procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Some airports, including the major airports at Boston, Chicago, Los Angeles, San Diego, Orange County (California), Washington National, Denver and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and could limit our ability to expand our operations at the affected airports. Local authorities at other airports could consider adopting similar noise regulations. Some foreign airports have similar restrictions.

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

The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers allowed to fly these routes. Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S. Bilateral agreements between the United States and foreign governments often include restrictions on the number of carriers (designations), operations (frequencies), or airports (points) that can be served. When designations are limited, only a certain number of airlines of each country may provide service between the countries. When frequencies are limited, operations are restricted to a certain number of weekly flights (as awarded by the Untied States to the domestic carrier, based on the bilateral limits). When points are limited, only certain airports within a country can be served.

One example of these limits is the bilateral agreement between the United States and the United Kingdom. Designations between the United States and Heathrow airport in London are limited to two for each country and since both designations are already taken, we cannot serve London Heathrow, even though we desire to do so. Additionally, the bilateral agreement limits frequencies which would prevent us from expanding our service above a predefined number of weekly frequencies. Finally, even if we received a Heathrow designation, we could not serve it from Houston or Cleveland because of point limits.

For a U.S. carrier to fly to any such international destination, it must first obtain approval from both the U.S. and the foreign country where the destination is located, which is referred to as a "foreign route authority". Route authorities to some international destinations can be sold between carriers, and their value can vary because of limits on accessibility. For those international routes where there is a limit to the number of carriers or frequency of flights (such as Heathrow Airport in London), studies have shown these routes have more value than those without restrictions. To the extent these foreign countries adopt "open skies" policies (meaning all carriers have access to the destination) or otherwise liberalize or eliminate restrictions on international routes, those actions would increase competition and potentially decrease the value of a route. We cannot predict what laws, treaties and regulations relating to international routes will be adopted or their resulting impact on us, but the impact could be significant.

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

Risk Factor Relating to Terrorist Attacks and International Hostilities

The terrorist attacks of September 11, 2001 involving commercial aircraft adversely affected our financial condition, results of operations and prospects and the airline industry generally. Among the effects we experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security, increased insurance and other costs, substantially higher ticket refunds and significantly decreased traffic. The adverse effects of the terrorist attacks have been mitigated by subsequent increases in traffic, our cost-cutting measures, the Air Transportation Safety and System Stabilization Act (the "Stabilization Act") and the Supplemental Appropriations Act.

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats), could negatively affect us and the airline industry. The war in Iraq last year further decreased demand for air travel during the first half of 2003, especially in transatlantic markets, and additional international hostilities could potentially have a material adverse impact on our financial condition, liquidity and results of operations. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or an increase in post-war unrest in Iraq or other international hostilities involving the United States.

Risk Factors Relating to the Company

Excluding current year special items, we continue to experience significant losses. Since September 11, 2001, we have incurred significant losses. We would have recorded another significant loss in 2003 if we had not recognized after-tax income totaling $247 million related to special items. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a description of the special items.) Passenger revenue per available seat mile for our mainline operations was 11.3% lower for the year ended December 31, 2003 versus 2000 (the last full year before the September 11, 2001 terrorist attacks), and our overall passenger revenue declined 12.6% during this same period. The revenue decline moderated slightly during 2003. Business traffic, our most profitable source of revenue, and yields are down significantly from historical levels and carriers continue to offer reduced fares to attract passengers, which lowers our passenger revenue and yields and raises our break-even load factor.

We cannot predict when or if business traffic or yields will increase. Further, we cannot predict the long-term impact of any changes in fare structures, most importantly in relation to business fares, booking patterns, low-cost competitor growth, increased usage of regional jets, customers' direct booking on the internet, competitor bankruptcies and other changes in industry structure and conduct, but any of these factors could have a material adverse effect on our financial condition, liquidity and results of operations.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with our principal competitors, we have a high proportion of debt compared to our equity capital. As of December 31, 2003, we had approximately $6.0 billion (including current maturities) of long-term debt and capital lease obligations, $792 million of stockholders' equity and $1.6 billion in consolidated cash, cash equivalents and short-term investments (of which $170 million is restricted cash). Our long-term debt and capital lease obligations coming due in 2004 total approximately $397 million and $25 million, respectively. We also have significant operating leases and facility rental costs. For the year ended December 31, 2003, annual aircraft and facility rental expense under operating leases approximated $1.3 billion.

In addition, we have substantial commitments for capital expenditures, including for the acquisition of new aircraft. For example, as of December 31, 2003, we had firm commitments for 63 aircraft from Boeing, with an estimated cost of approximately $2.4 billion and options to purchase an additional 84 Boeing aircraft. We expect to take delivery of a total of 16 Boeing aircraft in 2004, seven Boeing aircraft in 2005 and none in 2006 and 2007, with delivery of the remaining 40 aircraft occurring in 2008 and 2009. We currently have agreements for the financing of 11 of the aircraft to be delivered in 2004. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures. For a further discussion of our capital expenditure commitments and the financing of new aircraft, see Note 16 to our consolidated financial statements included in Item 8 of this report.

We have a noncontributory defined benefit pension plan covering substantially all of our employees. We contributed $272 million in cash and approximately 7.4 million shares of Holdings common stock valued at approximately $100 million to our primary defined benefit pension plan in 2003. As a result, our 2004 minimum funding requirements are not expected to be significant. However, we currently intend to maintain the plan's funding at 90% of its current liability, which would result in our making contributions of approximately $300 million in 2004. For a further discussion of our contributions to the defined benefit pension plan, see Note 11 to our consolidated financial statements included in Item 8 of this report.

Additional financing will be needed to satisfy our capital commitments. We cannot predict whether sufficient financing will be available. On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard and Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. As of December 31, 2003, our senior unsecured debt was rated Caa2 by Moody's and CCC+ by Standard and Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral under our credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's.

Significant changes or extended periods of high fuel costs or fuel supply disruptions would materially affect our operating results. Fuel costs, which are currently at historically high levels, constitute a significant portion of our operating expense. Fuel costs represented approximately 14.5% of our operating expenses for the year ended December 31, 2003 and 11.7% of our operating expenses for the year ended December 31, 2002. Based on gallons consumed in 2003, for every one dollar increase in the price of crude oil, our annual fuel expense would increase by approximately $35 million. This increase changes to approximately $38 million when considering our expected fuel volume increases in 2004.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the political crises in Venezuela and Nigeria in late 2002 and early 2003 and post-war unrest in Iraq, as well as OPEC production curtailments, a disruption of oil imports, other conflicts in the Middle East, environmental concerns, weather and other unpredictable events. These or other factors could result in higher fuel prices or a reduction of our scheduled airline service.

From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending upon the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. As of December 31, 2003, we did not have any fuel hedges in place.

We are also at risk for ExpressJet's fuel costs in excess of a negotiated cap. Under our capacity purchase agreement and a related fuel purchase agreement with ExpressJet, ExpressJet's fuel costs were capped at 66.0 cents per gallon in 2003 and will remain capped at this level in 2004.

Increased labor costs or labor disruptions could impact our results of operations. Labor costs constitute a significant percentage of our total operating costs. In 2003, labor costs (including employee incentives) constituted 35.3% of our total operating expenses. Labor costs include the impact of consolidating the results of ExpressJet through November 12, 2003.

Many of our work groups are represented by unions. Our mechanics, represented by the Teamsters, ratified a new four-year collective bargaining agreement in December 2002 that made an adjustment to current pay and recognized current industry conditions. The agreement became amendable with respect to wages, pension and health insurance provisions on December 31, 2003. Negotiations commenced with the Teamsters regarding these subjects in December 2003 and are continuing. Work rules and other contractual items are established through 2006. The collective bargaining agreement between us and our dispatchers (who are represented by the TWU) became amendable in October 2003. Negotiations commenced with the TWU in September 2003 and are continuing. The collective bargaining agreement between us and our pilots (who are represented by the Air Line Pilots Association) became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced in September 2002 and are continuing.

ExpressJet is also currently engaged in labor negotiations with its pilots and mechanics. ExpressJet and its unions have requested the assistance of federal mediators in the negotiations. A labor disruption by either group resulting in a prolonged significant reduction in their flights could have a material adverse impact on our results of operations and financial condition.

Although we may incur increased labor costs in connection with the negotiation of the pilot collective bargaining agreement, the significant labor cost reductions associated with recent major hub-and-spoke carrier bankruptcies, and labor cost reductions negotiated or requested by competitors outside of bankruptcy, significantly reduce the differences in pilot pay rates, including ours, among the major hub-and-spoke carriers. US Airways and United have significantly decreased their labor costs during their bankruptcy cases. During 2003, American Airlines agreed with its major labor groups on significant labor cost reductions. Delta and Northwest have each announced that they are seeking to decrease their labor costs significantly. Although we enjoy generally good relations with our employees, we can provide no assurance that we will not experience labor disruptions in the future. Any disruptions which result in a prolonged significant reduction in flights could have a material adverse impact on our results of operations and financial condition.

Our net operating loss carryforwards may be limited. At December 31, 2003, we had estimated net operating loss carryforwards ("NOLs") of $3.0 billion for federal income tax purposes that will expire through 2023. Due to a change in our ownership on April 27, 1993, the ultimate utilization of our NOLs generated prior to the ownership change may be limited. If we were to have a change of ownership under current conditions, our annual NOL utilization could be limited to approximately $51 million per year, before consideration of any built-in gains. For a further discussion of the uses of our NOLs, see Note 12 to our consolidated financial statements included in Item 8. of this report.

The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 1999 and has indicated that it may disallow certain deductions we claimed, which generated our NOL carryforwards. In addition, the IRS has begun an examination of our income tax returns for the years 2000 and 2001. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Continental Micronesia's dependence on the Japanese economy may result in currency risk. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the U.S. dollar. To reduce the potential negative impact on CMI's earnings associated with fluctuations in currency, we have entered into option and forward contracts as a hedge against a portion of our expected net yen cash flow position. As of December 31, 2003, we had entered into option and forward contracts to hedge 61% of the projected yen-denominated net cash flows for 2004 at a weighted average rate of 111 yen to $1 US. CMI's operating revenue was approximately 4% of consolidated operating revenue in 2003.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and susceptible to price discounting. Carriers use discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of our competitors have substantially greater financial resources or lower cost structures than we do, or both. In recent years, the market share held by low cost carriers has increased significantly and is expected to continue to increase.

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. The September 11, 2001 terrorist attacks, the weak economy, turbulent international events (including the war in Iraq), high fuel prices and extensive price discounting by carriers have resulted in dramatic losses for us and the airline industry generally. We cannot predict when or if conditions will improve. US Airways, United and several small competitors have filed for bankruptcy protection, although US Airways emerged from bankruptcy on March 31, 2003. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that would be adverse to us and could emerge from bankruptcy as more vigorous competitors with substantially lower costs.

Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation, and it may in the future experience additional consolidation. We routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including alliances, asset acquisitions and business combination transactions. We have had, and expect to continue to have, discussions with third parties regarding strategic alternatives. The impact of any consolidation within the U.S. airline industry cannot be predicted at this time.

Additional security requirements may increase our costs and decrease our traffic. Since September 11, 2001, the Department of Homeland Security ("DHS") and TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. Most recently, DHS has begun to implement US VISIT (a program of fingerprinting and photographing foreign visa holders), has announced that it will implement CAPPS II (use of passenger data for evaluating security measures to be taken with respect to individual passengers), has expanded the use of federal air marshals on our flights (thus displacing additional revenue passengers), has begun investigating requiring installation of aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and has expanded cargo and baggage screening. DHS has also required certain flights to be cancelled on short notice for security reasons, and has required certain airports to remain at higher security levels than other locations.

In addition, foreign governments have also begun to institute additional security measures at foreign airports we serve, out of their own security concerns, or in response to U.S.-imposed security measures.

A large part of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of increasing the hassle of air transportation and thus decreasing traffic. Current and future security measures imposed by the U.S. and foreign governments increase our costs and may adversely affect us and our financial results.

Extensive government regulation could increase our operating costs and restrict our ability to conduct our business. As evidenced by the enactment of the Aviation Security Act, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA's regulations.

Many aspects of airlines' operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the adverse impact to us and our industry could be significant.

Additionally, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to air carriers, including to us, and may do so again in the future. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. See "Industry Regulation and Airport Access" above. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. We cannot provide assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect us.

Our results of operations fluctuate due to seasonality and other factors associated with the airline industry. Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year for most U.S. air carriers. Our results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including excise and similar taxes, weather, air traffic control delays and general economic conditions, as well as the other factors discussed above. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

ITEM 2. PROPERTIES.

Flight Equipment

As shown in the following table, our operating aircraft fleet consisted of 355 mainline jets and 224 regional jets at December 31, 2003, excluding aircraft out of service. The regional jets are leased by ExpressJet from us and are operated by ExpressJet. Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of December 31, 2003 are also shown below.
Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options	Seats in Standard Configuration	Average Age (In Years)

777-200ER	18	6	12	-	1	283	4.3
767-400ER	16	14	2	-	-	235	2.3
767-200ER	10	9	1	-	-	174	2.8
757-300	4	4	-	5	-	210	2.0
757-200	41	13	28	-	-	183	6.9
737-900	12	8	4	3	24	167	2.3
737-800	81	26	55	40	35	155	3.6
737-700	36	12	24	15	24	124	5.0
737-500	63	15	48	-	-	104	7.7
737-300	51	14	37	-	-	124	17.3
MD-80	23	6	17	-	-	141	17.8
Mainline jets	355	127	228	63	84		7.6

ERJ-145XR	54	-	54	50	100	50	1.0
ERJ-145	140	18	122	-	-	50	3.6
ERJ-135	30	-	30	-	-	37	3.3
Regional jets	224	18	206	50	100		2.9

Total	579	145	434				5.8

As of December 31, 2003, we had the following mainline aircraft out of service:
Aircraft Type	Total Aircraft	Owned	Leased

DC 10-30	5	2	3
MD-80	14	9	5
737-300	2	-	2

Total	21	11	10

The 11 owned out-of-service mainline aircraft are being carried at an aggregate fair market value of $22 million. As of December 31, 2003, we subleased two of the leased out-of-service mainline aircraft to third parties and we are currently exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of any disposition of these aircraft is dependent upon the stabilization of the economic environment in the airline industry as well as our ability to find purchasers or sublessees for the aircraft, which is limited in part because of a large surplus of similar aircraft available in the market. We cannot predict when or if such stabilization will occur or if purchasers or sublessees can be found, and it is possible that our assets could suffer additional impairment.

Additionally, we have 18 Embraer 120 turboprop aircraft and 22 ATR 42 turboprop aircraft out of service. We lease 32 and own eight of these aircraft. The eight owned aircraft are being carried at an aggregate fair value of $11 million. We currently sublease five of the leased out-of-service turboprop aircraft to third parties and are exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations, subject to the same uncertainties as the out-of-service mainline aircraft discussed above.

In July 2003, we announced plans to remove all remaining MD-80 aircraft from service by January 2005. In December 2003, five previously grounded leased MD-80 aircraft were determined to be permanently grounded and we recorded a charge of $21 million ($13 million after income taxes) associated with future obligations for rent and return conditions, net of estimated sublease income, on those aircraft. We will record similar charges as the remaining 17 leased MD-80 aircraft exit revenue service and are permanently grounded.

During 2003, we put into service four new Boeing 737-800 aircraft and reinstated one 737-300 aircraft. We removed from service six MD-80 aircraft, two 737-500 aircraft and eight 737-300 aircraft in 2003, primarily in conjunction with the expiration of their lease terms.

During the second quarter of 2003, we agreed with The Boeing Company ("Boeing") to defer firm deliveries of 36 Boeing 737 aircraft that were originally scheduled for delivery in 2005, 2006 and 2007. These aircraft will now be delivered in 2008 and beyond. In connection with the deferrals, we recorded a second quarter special charge of $14 million ($8 million after income taxes). During the fourth quarter of 2003, we agreed with Boeing to substitute six 737-800 aircraft, to be delivered in the second half of 2005, for the final six 757-300 aircraft, originally scheduled for delivery in late 2004 and the first half of 2005. Additionally, we eliminated all remaining 757-300 and 767-200ER options, reduced our 777-200ER option count from three to one and increased our 737 option positions by 12. As a result of these agreements with Boeing, we expect to take delivery of a total of 16 Boeing aircraft in 2004 (including five 757-300s), seven Boeing aircraft in 2005 and none in 2006 and 2007, with delivery of the remaining 40 aircraft occurring in 2008 and 2009.

During 2003, ExpressJet took delivery of 36 ERJ-145XR aircraft. ExpressJet currently anticipates taking delivery of 21 Embraer regional jet aircraft in 2004, 21 in 2005 and 8 in 2006.

Substantially all of the aircraft and engines we own are subject to mortgages. Substantially all of our spare parts inventory related to our core Boeing fleet is also encumbered.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our firm orders for new aircraft and related financing arrangements.

Facilities

Our principal facilities are Newark Liberty International, Houston Bush Intercontinental, Cleveland Hopkins International and A.B. Won Pat International Airport in Guam. Substantially all of these facilities and many of our other facilities are leased on a long-term, net-rental basis, and we are responsible for maintenance, taxes, insurance and other facility-related expenses and services. At each of our three domestic hub cities and most other locations, our passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport. We also maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities related to the airline business in the cities we serve.

We have entered into agreements with the cities of Houston, Texas and Cleveland, Ohio, the New Jersey Economic Development Authority, the Port Authority of New York and New Jersey, The New York City Industrial Development Agency, the Hawaii Department of Transportation, the Regional Airports Improvement Corporation (in Los Angeles) and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities that have been or will be leased to us and for acquiring related equipment. In connection with those agreements, we have unconditionally guaranteed the principal and interest on tax-exempt bonds issued by these entities with a current outstanding balance of approximately $1.6 billion (excluding the City of Houston bonds and including the US Airways contingent liability, both discussed below) and entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E and a new international ticketing hall facility at Bush Intercontinental Airport. Upon completion of the entire project, Terminal E will contain 23 gates capable of both domestic and international operations. We began using seven gates for domestic operations in June 2003 and placed the remaining gates into service in early January 2004. The final phase of the Terminal E project, the international ticketing hall facility, is projected to be substantially completed in the spring of 2005, at which time the City of Houston is also expected to complete a new federal customs and immigration facility, enabling both domestic and international use of the entire Terminal E concourse.

In connection with the Terminal E project, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $222 million of the bond proceeds had been expended as of December 31, 2003. During the construction period, we retain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date.

We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes partially effective (based on a pro rata share of bond proceeds) upon the completion of construction of the terminal or of the international ticketing hall facility. The corporate guaranty would also become effective if we fail to comply with the lease agreement (which is within our control), or if we terminate the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain cost overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period of each respective phase. Accordingly, we are not considered the owner of the project for financial reporting purposes and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an annual rate of 6.78%. We expect the guaranty to become effective for a portion of the bonds relating to the terminal, in the amount of $271 million, during the first quarter of 2004. Our lease payments, which are sufficient to service the bonds, are included in the table under "Contractual Obligations" in the "Liquidity and Capital Resources" section of Item 7 of this report.

We remain contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on special facilities revenue bonds issued by the Port Authority with an outstanding balance of $174 million at December 31, 2003 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be required to cure the default, and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

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

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions. The amended complaint alleged an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs sought compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. On October 30, 2003, a summary judgment and order was granted in favor of all of the defendants. Plaintiffs filed their appeal to this judgment and order on November 5, 2003.

Several travel agents who opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Airlines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 12, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.

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

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs. We (including our predecessors) have been identified as a potentially responsible party at one federal site and one state site that are undergoing or have undergone investigation or remediation. We believe that, although applicable case law is evolving and some cases may be interpreted to the contrary, some or all of any liability claims associated with these sites were discharged by confirmation of our 1993 Plan of Reorganization, principally because our exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, we believe that our potential liability for our allocable share of the cost to remedy each site (if and to the extent we are found to be liable) is not, in the aggregate, material; however, we have not been designated a "de minimis" contributor at either site.

We are also and may from time to time become involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties we use or previously used. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any receivables related to insurance recoveries at December 31, 2003.

We expect our total losses from environmental matters to be $52 million, for which we were fully accrued at December 31, 2003. During 2003, we received insurance settlements totaling $16 million for future environmental claims. Although we believe, based on currently available information, that our reserves for potential environment remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, results of operations or liquidity.

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

General

Various other claims and lawsuits against us are pending that are of the type generally consistent with our business. We cannot at this time reasonably estimate the possible loss that could be experienced if any of the claims were successful. Many of these claims and lawsuits are covered in whole or in part by insurance. We do not believe that the foregoing matters will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock Information

Our common stock (Class B common stock) trades on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2003 and 2002.
		Class B Common Stock
		High	Low

2003	Fourth Quarter	$21.70	$14.49
	Third Quarter	$18.87	$12.05
	Second Quarter	$15.90	$ 5.30
	First Quarter	$ 9.39	$ 4.16

2002	Fourth Quarter	$ 9.85	$ 3.59
	Third Quarter	$16.00	$ 4.80
	Second Quarter	$30.50	$14.46
	First Quarter	$35.25	$25.74

As of January 20, 2004, there were approximately 21,706 holders of record of our common stock.

We have paid no cash dividends on our common stock and have no current intention of doing so. A credit agreement, currently scheduled to mature in July 2004, restricts our ability to pay cash dividends or repurchase capital stock by imposing minimum unrestricted cash requirements on us and limiting the amount of any dividends and repurchases when aggregated with other payments or distributions.

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

Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2003 is disclosed in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA.
	Year Ended December 31,
	2003	2002	2001	2000	1999

Statement of Operations Data (in millions except per share data) (1)(2):
Operating revenue	$8,870	$8,402	$8,969	$9,899	$ 8,639

Operating expenses	8,667	8,714	8,825	9,170	8,024

Operating income (loss)	203	(312)	144	729	615

Income (loss) before cumulative effect of accounting changes	38	(451)	(95)	342	488

Net income (loss)	38	(451)	(95)	342	455

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes	0.58	(7.02)	(1.72)	5.62	7.02

Net income (loss)	0.58	(7.02)	(1.72)	5.62	6.54

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting changes	0.58	(7.02)	(1.72)	5.45	6.64

Net income (loss)	0.58	(7.02)	(1.72)	5.45	6.20

	As of December 31,
	2003	2002	2001	2000	1999

Balance Sheet Data (in millions) (1):
Cash and cash equivalents, including restricted cash, and short-term investments	1,600	1,342	1,132	1,395	1,590

Total assets	10,649	10,641	9,798	9,208	8,223

Long-term debt and capital lease obligations	5,558	5,471	4,448	3,624	3,055

Redeemable common stock	-	-	-	450	-

Redeemable preferred stock of subsidiary	-	5	-	-	-

Stockholders' equity	792	767	1,161	1,160	1,593

	Year Ended December 31,
	2003	2002	2001	2000	1999

Mainline Statistics:
Revenue passengers (thousands)	39,861	41,016	44,238	46,896	45,540
Revenue passenger miles (millions) (3)	59,165	59,349	61,140	64,161	60,022
Available seat miles (millions) (4)	78,385	80,122	84,485	86,100	81,946
Cargo ton miles (millions)	917	908	917	1,096	1,000
Passenger load factor (5)	75.5%	74.1%	72.4%	74.5%	73.2%
Passenger revenue per available seat mile (cents)	8.73	8.61	8.98	9.84	9.12
Total revenue per available seat mile (cents)	9.64	9.27	9.58	10.52	9.75
Operating cost per available seat mile (cents) (6)	9.36	9.53	9.22	9.68	9.07
Average yield per revenue passenger mile (cents) (7)	11.57	11.63	12.42	13.20	12.45
Average price per gallon of fuel, excluding fuel taxes (cents)	87.18	69.97	78.24	84.21	46.56
Average price per gallon of fuel, including fuel taxes (cents)	91.40	74.01	82.48	88.54	50.78
Fuel gallons consumed (millions)	1,257	1,296	1,426	1,533	1,536
Average fare per revenue passenger	$171.72	$168.25	$171.59	$180.66	$164.11
Average length of aircraft flight (miles)	1,270	1,225	1,185	1,159	1,114
Average daily utilization of each aircraft (hours) (8)	9:19	9:31	10:19	10:36	10:29
Actual aircraft in fleet at end of period (9)	355	366	352	371	363

Regional Statistics:
Revenue passenger miles (millions) (3)	5,769	3,952	3,388	2,947	2,149
Available seat miles (millions) (4)	8,425	6,219	5,437	4,735	3,431
Passenger load factor (5)	68.5%	63.5%	62.3%	62.2%	62.6%

Consolidated Statistics (Mainline and Regional):
Consolidated passenger load factor	74.8%	73.3%	71.8%	73.9%	72.8%
Consolidated breakeven passenger load factor (10)	73.7%	82.5%	73.5%	67.9%	64.0%
  Consolidated amounts include ExpressJet for the years ended December 31, 1999 through December 31, 2002. In 2003, ExpressJet is consolidated through November 12, 2003 and reported using the equity method of accounting thereafter.
  Includes the following special expense (income) items (in millions) for year ended December 31,
	2003	2002	2001	2000	1999

Operating revenue (income):
Change in expected redemption of frequent flyer mileage credits sold	$ (24)	$ -	$ -	$ -	$ -

Operating expense (income):
Fleet impairment and restructuring charges	100	242	61	-	81
Air Transportation Safety and System Stabilization Act grant	-	12	(417)	-	-
Security fee reimbursement	(176)	-	-	-	-
Severance and other special charges	-	-	63	-	-

Nonoperating expense (income):
Gain on sale of investments (after related compensation expense and including adjustment to fair value of remaining investment in Orbitz)	(305)	-	-	(9)	(326)
Impairment of investments	-	-	22	-	-

Cumulative effect of change in accounting, net of taxes	-	-	-	-	33
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Includes operating expense special items noted in (2). These special items represented (0.09), 0.31, (0.36), 0.00 and 0.09 cents of operating cost per available seat mile in each of the five years, respectively.
  The average revenue received for each mile a revenue passenger is carried.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft that were removed from service.
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis.  The special items noted in (2) included in the consolidated breakeven passenger load factor account for (4.5), 3.3, (3.0), (0.1) and (2.3) percentage points in each of the five years, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of such risks and uncertainties, please see the cautionary statements contained in Item 1. "Business - Risk Factor Relating to Terrorist Attacks and International Hostilities", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry". We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Hereinafter, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We recorded consolidated net income of $38 million for the year ended December 31, 2003, as compared to consolidated net losses of $451 million and $95 million for the years ended December 31, 2002 and 2001. Our results for each of the last three years have been affected by a number of special items which are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. These special items are discussed in "Results of Operations" below. Without the special items in 2003, we would have incurred another significant loss.

Despite recent improvements, the current U.S. domestic airline environment continues to be one of the worst in our history and could deteriorate further. Prior to September 2001, we were profitable, although many U.S. air carriers were losing money and our profitability was declining. The terrorist attacks of September 11, 2001 dramatically worsened the difficult financial environment and presented new and greater challenges for the airline industry. Since the terrorist attacks, several of our competitors, including United Air Lines and US Airways, have filed for bankruptcy. During 2003, our bookings and passenger traffic were significantly reduced as a result of the hostilities and post-war unrest in Iraq and the spread of Severe Acute Respiratory Syndrome, or "SARS", in China, Hong Kong, Canada and elsewhere. Both of these events disproportionately affected our international passenger traffic. We responded to the actual and anticipated reduction in demand by reducing capacity on certain trans-Atlantic and trans-Pacific routes (including the suspension of our flights between Hong Kong and Liberty International from April 2003 until August 2003) and by reducing our summer schedule.

Although we have been able to raise capital, downsize our operations and reduce our expenses significantly, current trends in the airline industry, particularly if historically high fuel prices continue, make achieving our goal of reaching breakeven in 2004 unlikely. It is also possible that our financial resources might not be sufficient to absorb the impact of any further terrorist attacks or an increase in post-war unrest in Iraq or other hostilities involving the United States. The revenue environment continues to be weak in light of changing pricing models driven by the continued growth of low-cost carriers, excess capacity in the market, reduced corporate travel spending and other issues. In addition, fuel prices have significantly escalated and, at current levels, are expected to offset a substantial portion of the significant cost-saving measures that we have implemented.

Absent adverse factors outside our control, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2004 and beyond if we are successful in implementing our previously announced revenue generation and cost cutting measures. However, in light of the changing competitive environment in the airline industry, we believe that the economic environment, including unusually high fuel prices, must improve for us to continue to operate at our current size and expense level over the long term. We may find it necessary to further downsize our operations, including the further elimination of service to small and medium-sized communities and additional job eliminations.

Among the many factors that threaten us and the airline industry generally are the following:

  Low-Cost Competitors. The continued growth of low-cost carriers is dramatically changing the airline industry. Other carriers have implemented or announced plans to implement separate low-cost products, such as a low-cost "airline within an airline". In addition, carriers emerging from bankruptcy have or will have significantly reduced cost structures and operational flexibility that will allow them to compete more effectively, and other carriers have used the threat of bankruptcy to achieve substantial cost savings. We have initiated two sets of revenue-generating and cost-savings initiatives in the past two years that were designed to improve our annual pre-tax results by over $900 million. While we are on track to meet or exceed these goals, our cost structure remains higher than that of the low-cost carriers.
  Fuel Costs. Fuel costs rose significantly during 2003 and are, and could remain, at historically high levels. Post-war unrest in Iraq, other conflicts in the Middle East and political or other significant events in other oil-producing nations could cause fuel prices to increase further (or be sustained at current high levels) and may impact the availability of fuel. Based on gallons consumed in 2003, for every one dollar increase in the price of crude oil, our annual fuel expense would increase by approximately $35 million. This increase changes to approximately $38 million when considering our expected volume increases in 2004. We currently anticipate that high fuel prices in 2004 will offset the impact of a substantial portion of the cost-saving measures we have implemented. As of December 31, 2003, we did not have any fuel price hedges in place.
  Reduced Demand. Demand for air travel has not recovered to the levels experienced prior to September 11, 2001. Although the global and domestic economy has improved in recent months, business traffic, our most profitable source of revenue, and yields are down. We believe that the reduced demand reflects the weak economy, competition from low-cost carriers, some customers' concerns about further terrorist attacks and reprisals and the hostilities and post-war unrest in Iraq. We also believe that demand is weakened by customer dissatisfaction with the delays of heightened airport security and screening procedures, and by some business travelers switching to lower priced ticket categories and to low-cost carriers.
  Labor Costs. We are engaged in labor negotiations with unions representing our pilots, our dispatchers and our mechanics and our agreement with our flight attendants becomes amendable in October 2004. We cannot predict the outcome of these negotiations or the financial impact on us of any new labor contracts. Recent significant concession agreements with labor groups at US Airways, United and American Airlines have had the effect of lowering industry standard wages and benefits, and our negotiations may be influenced by these and other labor cost developments.
  Security Costs. The terrorist attacks of 2001 have caused security costs to increase significantly. Security costs are likely to continue rising for the foreseeable future as additional security measures are implemented. In the current environment of lower consumer demand and discounted pricing, these costs cannot effectively be passed on to customers. Insurance costs have also risen sharply, in part due to greater perceived risks and in part due to the reduced availability of insurance coverage. We must absorb these additional expenses in the current pricing environment.
  Pension Liability. We have significant commitments to our defined benefit pension plan. Pension expense for the year 2003 was $328 million. Pension expense for 2004 is expected to be approximately $280 million. We contributed $272 million in cash and approximately 7.4 million shares of Holdings common stock valued at approximately $100 million to our primary defined benefit pension plan in 2003. As a result, our 2004 minimum funding requirements are not expected to be significant. However, we currently intend to maintain the plan's funding at 90% of its current liability, which would result in our making contributions of approximately $300 million to our pension plan in 2004. As a result of declines in interest rates, we were required to increase the minimum pension liability and reduce stockholders' equity at December 31, 2003 by $20 million. This adjustment did not impact current earnings, the actual funding requirements of the plans or our compliance with debt covenants.

Results of Operations

Special Items. The comparability of our financial results between years is affected by a number of special items. In addition, the deconsolidation of Holdings from our financial statements effective November 12, 2003, more fully described in Note 4 to our consolidated financial statements included in Item 8 of this report, also impacts the comparability of our 2003 results to those of prior years. Our results for each of the last three years included the following special items (in millions):
	Income (Expense)
	Pre Tax	After Tax

Year Ended December 31, 2003
Gain on dispositions of ExpressJet stock (1)	$ 173	$ 100
Gain on Hotwire and Orbitz investments (after related compensation expense and including an adjustment to fair value of remaining investment in Orbitz) (2)	132	83
MD-80 fleet impairment loss (3)	(65)	(41)
Security fee reimbursement (4)	176	111
Revenue adjustment for change in expected redemption of frequent flyer mileage credits sold (5)	24	15
Lease exit costs for permanently grounded MD-80 aircraft (3)	(21)	(13)
Boeing 737 aircraft delivery deferral (3)	(14)	(8)
	$ 405	$ 247

Year Ended December 31, 2002
Lease exit costs for DC 10-30, MD-80 and turboprop aircraft (3)	$(149)	$ (94)
Impairment of MD-80 and turboprop aircraft (3)	(93)	(59)
Write-down of Stabilization Act receivable (6)	(12)	(8)
	$ (254)	$(161)

Year Ended December 31, 2001
Stabilization Act grant (6)	$ 417	$ 263
Severance and other special charges following the September 11, 2001 terrorist attacks (3)	(63)	(40)
Impairment of DC 10-30, 747, 727 and turboprop aircraft (3)	(61)	(39)
Impairment of investments in affiliates and write-off of related notes receivable (3)	(22)	(13)
	$ 271	$ 171
  See Note 4 to our consolidated financial statements included in Item 8 of this report.
  See Note 7 to our consolidated financial statements included in Item 8 of this report.
  See Note 13 to our consolidated financial statements included in Item 8 and "Critical Accounting Policies and Estimates" included in this Item of this report.
  See Note 14 to our consolidated financial statements included in Item 8 of this report.
  See Note 1(j) to our consolidated financial statements included in Item 8 and "Critical Accounting Policies and Estimates" included in this Item of this report.
  See Note 15 to our consolidated financial statements included in Item 8 of this report.

Comparison of 2003 to 2002. Passenger revenue increased 3.5%, $273 million, during 2003 as compared to 2002, which was principally due to increased regional traffic in conjunction with ExpressJet's capacity increases, offset in part by reduced mainline traffic. The mainline traffic and capacity declines were largely due to a reduction in certain international flights in response to decreased demand during the war in Iraq and related to SARS. Mainline yields were essentially unchanged year over year.

The deconsolidation of Holdings effective November 12, 2003 did not impact our passenger revenue because, under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense.

Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:

Increase (Decrease) for Year Ended December 31, 2003 vs. December 31, 2002
	Passenger Revenue	RASM	ASMs

Domestic	(0.6)%	2.4%	(3.0)%
Latin America	(0.1)%	1.3%	(1.3)%
Trans-Atlantic	2.2%	0.6%	1.5%
Pacific	(9.3)%	(4.5)%	(5.0)%
Total Mainline	(0.8)%	1.4%	(2.2)%

Regional	34.3%	(0.9)%	35.5%

Cargo, mail and other revenue increased 36.1%, $195 million, in 2003 compared to 2002, primarily due to military charter flights associated with the war in Iraq, higher volumes, and revenue-generating initiatives. 2003 also included $24 million of additional revenue resulting from a change in the expected redemption of frequent flyer mileage credits sold.

Wages, salaries and related costs increased 3.3%, $97 million, during 2003 as compared to 2002, as a result of increased pension costs and higher wage rates principally caused by increases in seniority, partially offset by a 3.8% reduction in the average number of mainline employees. Wages, salaries and related costs would have been $50 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

Aircraft fuel expense increased 22.7%, $232 million, in 2003 as compared to 2002. The average mainline fuel price per gallon increased 24.6% from 69.97 cents in 2002 to 87.18 cents in 2003. Mainline fuel consumption was down 3.0% as a result of reduced flights and more fuel-efficient aircraft. Regional jet fuel expense increased $43 million, even with the deconsolidation of Holdings, due to increased flights and higher jet fuel prices.

Aircraft rentals decreased slightly year over year due to aircraft rent on grounded aircraft not requiring expense in the current year as such amounts were previously recognized as part of the fleet impairment charge, exiting aircraft, and lower lease rates partially offset by increases from aircraft deliveries in 2003 and 2002. The deconsolidation of Holdings did not have an impact on aircraft rental expense because we are the primary obligor under the leases of the aircraft flown by ExpressJet. Rental income received by us from ExpressJet is reported in regional capacity purchase, net.

Landing fees and other rentals decreased 2.1%, $13 million, in 2003 as compared to 2002 primarily due to lower variable rent at selected airports, partially offset by higher facilities rent, primarily attributable to the completion of substantial portions of the Global Gateway project at Liberty International Airport. Landing fees and other rentals would have been $9 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

Maintenance, materials and repairs expense increased 6.9%, $33 million, during 2003 as compared to 2002 resulting from increases in our contractual engine maintenance cost per hour rates, higher wide-body maintenance activity and the higher number of regional jets in service. Maintenance, materials and repairs expense would have been $19 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

Fleet impairment losses and other special charges in 2003 consisted of a $65 million impairment charge in the first quarter for our MD-80 fleet and spare parts associated with the grounded aircraft, a $14 million charge in the second quarter for expenses associated with the deferral of Boeing 737 aircraft deliveries and a $21 million charge in the fourth quarter for lease exit costs for MD-80 aircraft. In 2002, we recorded $149 million of lease exit costs for leased DC 10-30, MD-80 and turboprop aircraft and a $93 million charge for impairment of owned MD-80 and turboprop aircraft.

Commissions expense decreased 30.2%, $64 million, in 2003 as compared to 2002 primarily due to the elimination of domestic base commissions during 2002 and certain international commission reductions.

Payments made to ExpressJet under our capacity purchase agreement, previously eliminated in consolidation, are reported as regional capacity purchase, net, beginning November 12, 2003, the date we deconsolidated Holdings. In addition to the payments for the purchased capacity, regional capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap (66.0 cents per gallon in 2003) provided in the capacity purchase agreement and a related fuel purchase agreement and is net of our rental income on aircraft we lease to ExpressJet.

Other operating expense decreased 13.0%, $147 million, as a result of lower insurance costs and cost-saving measures. These expenses would have been $21 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

Interest expense increased 5.6%, $21 million, in 2003 compared to 2002 due to an increase in long-term debt resulting from the purchase of new aircraft.

Equity in the income (loss) of affiliates included our equity in the earnings (loss) of Copa Airlines, Orbitz (until its initial public offering in December 2003) and, effective November 12, 2003, Holdings.

Other nonoperating income (expense) in 2003 included $132 million of gains related to the sale of investments in Hotwire and Orbitz and an adjustment to fair value of our remaining investment in Orbitz, after associated compensation expense.

Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes and the accrual of income tax expense on our share of Holdings' net income. We are required to accrue income tax expense on our share of Holdings' net income after its initial public offering in all periods where we consolidate Holdings' operations. The accrual of this income tax expense increased our tax expense by approximately $16 million during 2003 and reduced our tax benefit by $12 million in 2002. During 2003, we contributed 7.4 million shares of Holdings common stock valued at approximately $100 million to our defined benefit pension plan. For tax purposes, our deduction was limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contribution, the nondeductible portion increased our tax expense by $9 million.

Minority interest of $49 million in 2003 represents the portion of Holdings' net income attributable to the equity of Holdings that we did not own prior to November 12, 2003, the date we deconsolidated Holdings. This amount is based on Holdings' results of operations under the capacity purchase agreement. Under this agreement, we pay ExpressJet for scheduled block hours based on an agreed upon formula. Transactions between us and Holdings or ExpressJet under the capacity purchase agreement prior to deconsolidation were otherwise eliminated in the consolidated financial statements.

Comparison of 2002 to 2001. Passenger revenue decreased 7.0%, $595 million, during 2002 as compared to 2001, which was principally due to a decrease in both traffic and yields subsequent to the September 11, 2001 attacks, as well as the continuing weak economy. Yield was 6.4% lower in 2002 compared to 2001.

Comparisons of passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations are shown below:

Increase (Decrease) for Year Ended December 31, 2002 vs. December 31, 2001
	Passenger Revenue	RASM	ASMs

Domestic	(12.3)%	(5.8)%	(6.8)%
Latin America	(5.4)%	(4.4)%	(1.1)%
Trans-Atlantic	2.6%	4.5%	(1.9)%
Pacific	(8.6)%	(3.6)%	(5.2)%
Total Mainline	(9.1)%	(4.1)%	(5.2)%

Regional	10.9%	(3.0)%	14.4%

Cargo, mail and other revenue increased 5.5%, $28 million, in 2002 compared to 2001 primarily due to increased charter revenue and passenger related fees, partially offset by new security restrictions that reduced mail volumes.

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

Aircraft rentals decreased 0.1%, $1 million, in 2002 compared to 2001, due to aircraft rent on grounded aircraft not requiring expense as such amounts were previously recognized as part of the fleet impairment charge, offset by increased rental expense related to the delivery of new aircraft.

Landing fees and other rentals increased 9.0%, $52 million, in 2002 as compared to 2001 primarily due to higher landing fees resulting from rate increases and higher facilities rent, partially attributable to the completion of substantial portions of the Global Gateway project at Liberty International Airport.

Maintenance, materials and repairs expense decreased 16.2%, $92 million, during 2002 as compared to 2001 primarily due to the replacement of older aircraft with new aircraft that generally require less maintenance.

Depreciation and amortization expense decreased 4.9%, $23 million, in 2002 as compared to 2001 due to lower depreciation expense on grounded aircraft which have been written down to fair market value and $22 million related to the discontinuation of amortization of routes following the adoption of SFAS 142, partially offset by the addition of new owned aircraft and related spare parts.

Booking fees, credit card discounts and sales expense decreased 14.6%, $65 million, in 2002 as compared to 2001 principally due to lower credit card fees as a result of lower revenue.

Commissions expense decreased 41.8%, $152 million, in 2002 compared to 2001 due to elimination of domestic base commissions and lower revenue.

Passenger servicing expense decreased 14.7%, $51 million, in 2002 as compared to 2001 primarily due to improved baggage performance and a decrease in food costs caused by a decrease in passengers.

Interest expense increased 19.6%, $61 million, in 2002 compared to 2001 due to an increase in long-term debt primarily resulting from the purchase of new aircraft.

Interest income decreased 46.7%, $21 million, in 2002 compared to 2001 due to lower interest rates.

Equity in the income (loss) of affiliates included our equity in the earnings (loss) of Copa, Orbitz and, in 2001, Gulfstream.

Other nonoperating income (expense) in 2001 included $22 million of special charges related to the impairment of investments in two of our affiliates and the uncollectibility of related notes receivable as a consequence of the events of September 11, 2001.

Liquidity and Capital Resources

As of December 31, 2003, we had $1.6 billion in consolidated cash, cash equivalents and short-term investments, which is $258 million higher than at December 31, 2002. The December 31, 2002 cash balance included $121 million cash held by Holdings. Holdings' cash is not included in the consolidated balance at December 31, 2003 since Holdings is no longer consolidated with Continental. At December 31, 2003, we had $170 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, letters of credit, performance bonds and interest rate swap agreements. Restricted cash at December 31, 2002 totaled $62 million. We will be required to maintain additional restricted cash of approximately $30 million beginning in the first quarter of 2004 as a result of our new credit card processing agreement. We expect our cash, cash equivalents and short-term investments balance (including restricted cash) at the end of the first quarter of 2004 to be approximately $1.5 billion.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

Operating Activities. Cash flows provided by operations for the year ended December 31, 2003 were $342 million, compared to cash flows used in operations of $46 million for the year ended December 31, 2002 and cash flows provided by operations of $567 million for the year ended December 31, 2001. Significant cash flows in 2003 included the May 2003 receipt of $176 million from the United States government pursuant to the Supplemental Appropriations Act and our payment of $272 million in cash to our primary defined benefit pension plan. Excluding these special items, the change in cash flows from 2002 to 2003 reflects improved revenues and our cost-saving initiatives. The 2002 period was impacted by our January 2002 payment of $168 million in transportation taxes, the payment of which had been deferred pursuant to the Stabilization Act, and our contribution of $150 million to our pension plan. Cash flows from operations in 2001 included $417 million received under the Stabilization Act.

Absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we believe that our liquidity and access to cash will be sufficient to fund our current operations through 2004 and beyond if we are successful in implementing our previously announced revenue-generating and cost-cutting measures. These measures were originally designed to permit us to operate profitably in a prolonged low-fare environment. Although we expect to meet or exceed our cost-savings targets, current trends in the airline industry, particularly if historically high fuel prices continue, make achieving our goal of reaching breakeven in 2004 unlikely. Our revenue-generating and cost-saving measures are as follows:

  In August 2002, we announced plans to implement a number of revenue-generating and cost-saving measures intended to achieve a pre-tax contribution in excess of $350 million. Included in the more than 100 planned changes were the assessment of fees for paper tickets, the elimination of discounts on certain fares, the enforcement of all fare rules with a policy prohibiting exceptions, the optimization of our flight schedule to best match demand and capacity and the modification of certain employee programs. We estimate that these measures resulted in savings of approximately $400 million in 2003.
  In March 2003, we announced plans to implement measures designed to improve our then current 2004 pre-tax outlook by $500 million. We estimate that these measures resulted in savings of approximately $200 million in 2003 and believe that we will achieve our goal of $500 million in pre-tax benefits in 2004. The cost-saving measures include a significant reduction in distribution expenses through increased utilization of our website, continental.com, the reduction of airport facility costs and landing fees, the elimination of paper tickets worldwide by December 31, 2004 (subject to market and technological conditions), the closing of select city ticket offices and the renegotiation of contracts with key suppliers.

Investing Activities. Cash flows used by investing activities were $8 million for the year ended December 31, 2003, compared to $36 million for the year ended December 31, 2002. These amounts reflect fewer aircraft deliveries in 2003. We received $134 million from Holdings in 2003 related to Holding's purchase of approximately 9.8 million shares of our Holdings common stock. Also in 2003, we received $76 million related to dispositions of our investment in Hotwire, Inc. and a portion of our investment in Orbitz. In 2002, we received $447 million related to the initial public offering of Holdings.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Our capital expenditures during 2003 totaled $205 million, or $153 million when reduced by net purchase deposits refunded. Capital expenditures for 2004 are expected to be $270 million, or $155 million when reduced by net purchase deposits to be refunded. Projected capital expenditures consist of $90 million of fleet expenditures, $125 million of non-fleet expenditures and $55 million for rotable parts and capitalized interest.

As of December 31, 2003, we had firm commitments for 63 aircraft from Boeing, with an estimated cost of approximately $2.4 billion and options to purchase an additional 84 Boeing aircraft. We expect to take delivery of a total of 16 Boeing aircraft in 2004, seven Boeing aircraft in 2005 and none in 2006 and 2007, with delivery of the remaining 40 aircraft occurring in 2008 and 2009.

We currently have agreements for the financing of six of the eleven 737-800 aircraft scheduled for delivery in 2004 and all five of the 757-300 aircraft scheduled for delivery in 2004, subject to customary conditions. We do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

As of December 31, 2003, ExpressJet had firm commitments for 50 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $1.0 billion. ExpressJet currently anticipates taking delivery of 21 regional jets in 2004, with the remainder being delivered through 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they deliver to ExpressJet. We cannot predict whether passenger traffic levels will enable us to utilize fully regional jets delivering to ExpressJet in the future.

We also have significant operating lease and facility rental obligations. For the year ended December 31, 2003, annual aircraft and facility rental expense under operating leases approximated $1.3 billion.

Financing Activities. Cash flows used in financing activities were $93 million for the year ended December 31, 2003, compared to cash flows provided by financing activities of $204 million in the year ended December 31, 2002. Debt and capital lease payments essentially equaled proceeds from new issuances of debt during 2003; in 2002, we borrowed $213 million more than we paid on debt and capital lease obligations.

At December 31, 2003, we had approximately $6.0 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit and substantially all of our otherwise readily financeable assets are encumbered.

In May 2003, we issued $100 million of Floating Rate Secured Subordinated Notes due December 2007 (the "Junior Notes"). The Junior Notes are secured by a portion of our spare parts inventory and bear interest at the three-month LIBOR plus 7.5%. In connection with the Junior Notes and $200 million of Floating Rate Secured Notes due December 2007 secured by the same pool of spare parts (the "Senior Notes"), we have entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the Senior Notes and a loan-to-collateral value ratio of not greater than 67.5% with respect to both the Senior Notes and the Junior Notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. The ratios are calculated on a semi-annual basis based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio covenants are not met, we must take action to meet all covenants by adding additional eligible spare parts to the collateral pool, purchasing or redeeming some of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the Senior Notes, or any combination of the above. At December 31, 2003, $195 million of the Senior Notes and $97 million of the Junior Notes were outstanding.

During 2003, we incurred $130 million of floating rate indebtedness under a term loan agreement that matures in May 2011. This indebtedness is secured by a portion of our spare engines and initially bears interest at the three-month LIBOR plus 3.5%.

In June 2003, we issued $175 million of 5% Convertible Notes due 2023. The notes are convertible into our Class B common stock at an initial conversion price of $20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders may require us to repurchase the notes on June 15 of 2010, 2013 or 2018, or in the event of certain changes in control, at par plus accrued and unpaid interest, if any. The indenture provides that we may at our option choose to pay this repurchase price in cash, in shares of common stock or any combination thereof, except in certain circumstances involving a change in control, in which case we will be required to pay cash. Should we be required to repurchase the notes at any of the redemption dates, it is our policy that we would satisfy the requirement in cash.

During the fourth quarter of 2003, we incurred $120 million of floating rate indebtedness due at various intervals through 2015. This indebtedness is secured by four 737-800 aircraft that were delivered in the fourth quarter of 2003 and bears interest at LIBOR plus 2.5%, with an initial average rate of 3.71%.

On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard and Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. As of December 31, 2003, our senior unsecured debt was rated Caa2 by Moody's and CCC+ by Standard and Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral under our credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's.

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

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $570 million at December 31, 2003. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.). Financial information for the parent companies of these policy providers is available over the internet at the SEC's website at http//www.sec.gov or at the SEC's public reference room in Washington, D.C.

Contractual Obligations. The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our cash flow in the future periods set forth below (in millions):
Contractual Obligations	Payments Due						Later Years
	Total	2004	2005	2006	2007	2008

Debt and leases:
Long-term debt (1)	$ 7,993	$ 728	$ 964	$ 781	$1,097	$ 771	$ 3,652
Capital lease obligations (1)	687	44	46	39	40	45	473
Aircraft operating leases (2)	11,368	897	975	864	833	811	6,988
Nonaircraft operating leases (3)	7,483	360	362	365	367	354	5,675
Future operating leases (4)	1,069	15	42	64	67	67	814

Other:
Capacity Purchase Agreement (5)	3,586	1,236	985	924	441	-	-
Aircraft purchase commitments (6)	2,438	638	252	-	-	891	657
Other purchase obligations (7)	325	94	83	74	56	18	-
Projected pension contributions (8)	1,190	300	338	220	185	147	-

Total (9)	$36,139	$4,312	$4,047	$3,331	$3,086	$3,104	$18,259
  Amounts represent contractual amounts due, including interest. Interest on floating rate debt was estimated using projected forward rates as of the fourth quarter of 2003.
  Amounts represent contractual amounts due and exclude $3.7 billion of projected sublease income to be received from ExpressJet.
  Amounts represent minimum contractual amounts. We have assumed no escalations in rent or changes in variable expenses.
  Amounts represent payments for firm regional jets to be financed by third parties and leased by us. We will sublease the regional jets to ExpressJet. Neither we nor ExpressJet has an obligation to take any firm aircraft that are not financed by a third party. Amounts are net of previously paid purchase deposits and exclude sublease income we will receive from ExpressJet. See Note 16 to our consolidated financial statements included in Item 8 of this report for a discussion of these purchase commitments.
  Amounts represent our estimates of future minimum noncancelable commitments under our agreement with ExpressJet and do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. See Note 4 to our consolidated financial statements included in Item 8 of this report for the assumptions used to estimate the payments.
  Amounts represent contractual commitments for firm-order aircraft only and are net of previously paid purchase deposits. See Note 16 to our consolidated financial statements included in Item 8 of this report for a discussion of these purchase commitments.
  Amounts represent noncancelable commitments to purchase goods and services, including spare engines and information technology support.
  Amounts represent our estimate of the contributions necessary to maintain our defined benefit pension plan's funding at 90% of its current liability. Amounts are subject to change based on the performance of the assets in the plan as well as the discount rate used to determine the obligation. These amounts are greater than the minimum funding requirements as determined by government regulations. See "Critical Accounting Policies and Estimates" in this Item for a discussion of our assumptions regarding our pension plan. We are unable to estimate the projected contributions beyond 2008.
  Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as credit card processing agreements, or where short-term cancellation provisions exist, such as power-by-the-hour engine maintenance agreements.

We expect to fund our future capital and purchase commitments through internally generated funds together with general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

Operating Leases. At December 31, 2003, we had 469 aircraft under operating leases, 38 of which have been removed from service. These leases have remaining lease terms ranging up to 21-1/2 years. In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheet. Our total rental expense for aircraft and non-aircraft operating leases was $896 million and $395 million, respectively, in 2003.

Capacity Purchase Agreement. Our capacity purchase agreement with ExpressJet provides that we purchase, in advance, all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Under the agreement, ExpressJet has the right through December 31, 2006 to be our sole provider of regional jet service from our hubs. See Item 8. Financial Statements and Supplementary Data, Note 4 for details of our capacity purchase agreement with ExpressJet.

Guarantees and Indemnifications. We have entered into agreements with the cities of Houston, Texas and Cleveland, Ohio, the New Jersey Economic Development Authority, the Port Authority of New York and New Jersey, The New York City Industrial Development Agency, the Hawaii Department of Transportation, the Regional Airports Improvement Corporation (in Los Angeles) and the Harris County (Houston) Industrial Development Corporation to provide funds for constructing, improving and modifying facilities that have been or will be leased to us and for acquiring related equipment. In connection with those agreements, we have unconditionally guaranteed the principal and interest on tax-exempt bonds issued by these entities with a current outstanding balance of approximately $1.6 billion (excluding the City of Houston bonds and including the US Airways contingent liability, both discussed below) and entered into long-term leases with the respective authorities under which rental payments will be sufficient to service the related bonds. The leases generally have terms ranging from 20 to 30 years. These leasing arrangements are accounted for as operating leases in the accompanying consolidated financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E and a new international ticketing hall facility at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $222 million of the bond proceeds had been expended as of December 31, 2003. During the construction period, we retain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date.

We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes partially effective (based on a pro rata share of bond proceeds) upon the completion of construction of the terminal or of the international ticketing hall facility. The corporate guaranty would also become effective if we fail to comply with the lease agreement (which is within our control), or if we terminate the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period of each respective phase. Accordingly, we are not considered the owner of the project for financial reporting purposes and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an annual rate of 6.78%. We expect the guaranty to become effective for a portion of the bonds relating to the terminal, in the amount of $271 million, during the first quarter of 2004. Our lease payments, which are sufficient to service the bonds, are included in the table under "Contractual Obligations" in the "Liquidity and Capital Resources" section of Item 7 of this report.

We remain contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on special facilities revenue bonds issued by the Port Authority with an outstanding balance of $174 million at December 31, 2003 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we will be required to cure the default, and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.4 billion of floating rate debt at December 31, 2003. In several financing transactions, with an aggregate carrying value of $975 million, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $68 million at December 31, 2003.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Deferred Tax Assets. We have not paid federal income taxes in the last three years. As of December 31, 2003, we had a net non-current deferred tax liability of $446 million including gross deferred tax assets aggregating $1,537 million, $1,077 million related to net operating losses ("NOLs") and a valuation allowance of $219 million.

At December 31, 2003, we had estimated tax NOLs of $3.0 billion for federal income tax purposes that will expire through 2023. Due to our ownership change on April 27, 1993, the ultimate utilization of our NOLs may be limited. Reflecting this limitation, we had a valuation allowance of $219 million at December 31, 2003 and 2002.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 4.74% for December 2003). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by certain built-in gains that we held at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $51 million per year, before consideration of any built-in gains.

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

Environmental Matters. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any receivables related to insurance recoveries at December 31, 2003.

We expect our total losses from environmental matters to be $52 million, for which we were fully accrued at December 31, 2003. During 2003, we received insurance settlements totaling $16 million for future environmental claims. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, results of operations or liquidity.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

We have no arrangements of the types described in the first three categories that we believe may have a material current or future effect on our financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or resulted operations are disclosed in Note 16 to our consolidated financial statements included in Item 8 of this report.

We do have obligations arising out of variable interests in unconsolidated entities. Effective July 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses the accounting for these variable interests. See Note 2 to our consolidated financial statements included in Item 8 of this report for a discussion of our off-balance sheet aircraft leases, airport leases (which includes the US Airways contingent liability), subsidiary trust and our capacity purchase agreement between us and Holdings and ExpressJet.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements included in Item 8 of this report.

Pension Plan. We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" ("SFAS 87"). Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $328 million, $185 million and $127 million in 2003, 2002 and 2001, respectively. We expect our pension expense to be approximately $280 million in 2004.

The fair value of our plan assets increased from $866 million at December 31, 2002 to $1.3 billion at December 31, 2003. We contributed $272 million in cash and 7.4 million shares of Holdings common stock valued at approximately $100 million to our primary defined benefit pension plan in 2003. As of December 31, 2003, the plan held 4.5 million shares of Holdings common stock, which had a fair value of $67 million. As a result of these contributions and higher investment returns, our plan's under-funded status decreased from $1.2 billion at December 31, 2002 to $1.1 billion at December 31, 2003. Funding requirements for defined benefit pension plans are determined by government regulations, not SFAS 87. Our 2004 minimum funding requirements are not expected to be significant. However, we currently intend to maintain the plan's funding at 90% of its current liability, which would result in our making contributions of approximately $300 million to our pension plan in 2004. Although a number of bills have been proposed in Congress that could significantly affect pension funding rules, none of the current proposals would increase our minimum required contribution or our expected contributions in 2004.

The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

When calculating pension expense for 2003, we assumed that our plan's assets would generate a long-term rate of return of 9.0%. This rate is lower than the assumed rate of 9.5% used to calculate the 2002 and 2001 expense. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our allocation of assets (excluding the Holdings shares held by the plan) was as follows at December 31, 2003:

	Percent of Total	Expected Long-Term Rate of Return

Equities	46%	10.0
Fixed income	27	6.5
International equities	17	10.0
Other	10	13.0
Total	100%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when considered appropriate.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by 0.5% (from 9.0% to 8.5%) would increase our estimated 2004 pension expense by approximately $6 million.

We discounted our future pension obligations using a rate of 6.25% at December 31, 2003, compared to 6.75% at December 31, 2002 and 7.5% at December 31, 2001. We determine the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.5% (from 6.25% to 5.75%) would increase our pension liability at December 31, 2003 by approximately $206 million and increase our estimated 2004 pension expense by approximately $31 million.

At December 31, 2003, we have unrecognized actuarial losses of $1.0 billion. These losses will be recognized as a component of pension expense in future years. Our estimated 2004 pension expense of $280 million includes the recognition of approximately $75 million of these losses.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Revenue Recognition. We recognize passenger revenue and related commissions, if any, when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Prior to October 1, 2002, unused nonrefundable tickets expired one year from the date the ticket was sold, or for partially used tickets, the date of first flight. Effective October 1, 2002, unused nonrefundable tickets expire on the date of intended flight unless the date is extended by payment of a change fee. Effective August 20, 2003, we modified our policy to give customers with nonrefundable tickets who cancel their reservations prior to scheduled departure time a full year from the date their original ticket was sold to reschedule and pay the change fee, without losing the value of their tickets.

The amount of passenger ticket sales and commissions not yet recognized as revenue is reflected as air traffic liability and prepaid commissions, respectively, in our consolidated balance sheet. We perform periodic evaluations of this estimated liability and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

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

We recognized fleet impairment losses in 2003, 2002 and 2001, each of which was partially the result of the September 11, 2001 terrorist attacks and the related aftermath. These events resulted in a reevaluation of our operating and fleet plans, resulting in the grounding of certain older aircraft types or acceleration of the dates on which the related aircraft were to be removed from service. The grounding or acceleration of aircraft retirement dates resulted in reduced estimates of future cash flows.

In 2003, we recorded an impairment charge of $44 million to reflect decreases in the fair value of our owned MD-80s, along with other impairments totaling $21 million. In 2002, we recognized an impairment charge of $93 million related to owned MD-80 and ATR-42 aircraft. In 2001, we determined that the carrying amounts of our owned DC 10-30, ATR-42, EMB-120 and Boeing 747 and 727 aircraft and related inventories were no longer recoverable and recognized an impairment charge of approximately $61 million. We estimated the fair value of these aircraft and related inventory based on industry trends and, where available, reference to market rates and transactions. All other long-lived assets, principally our other fleet types and airport operating rights, were determined to be recoverable based on our estimates of future cash flows. For purposes of this computation, our assumptions about future cash flows reflect a return to more historical levels of industry profitability on a longer-term basis.

We also perform annual impairment tests on our routes, which are indefinite life intangible assets. These tests are based on estimates of discounted future cash flows, using assumptions consistent with those used for aircraft and airport operating rights impairment tests. We determined that we did not have any impairment of our routes at December 31, 2003.

We provide an allowance for spare parts inventory obsolescence over the remaining useful life of the related aircraft, plus allowances for spare parts currently identified as excess. These allowances are based on our estimates and industry trends, which are subject to change and, where available, reference to market rates and transactions. The estimates are more sensitive when we near the end of a fleet life or when we remove entire fleets from service sooner than originally planned.

We regularly review the estimated useful lives and salvage values for our aircraft and spare parts.

Frequent Flyer Accounting. We utilize a number of estimates in accounting for our OnePass frequent flyer program which are consistent with industry practices.

For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity or the minimum award level could have a significant impact on our liability in the period of change as well as future years.

We also sell mileage credits in our frequent flyer program to participating partners, such as credit card companies, phone companies, other airlines, alliance members, hotels and car rental agencies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of the fair value of tickets to be redeemed. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million. Amounts received in excess of the tickets' fair value are recognized in income currently and classified as a reimbursement of advertising expenses. A change to the time period over which the mileage credits are used (currently six to 32 months), the actual redemption activity or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years.

We have entered into marketing alliances with several airlines, including Northwest Airlines, Delta Airlines, Alaska Airlines and KLM Royal Dutch Airlines. These marketing alliances generally include, among other things, reciprocal frequent flyer benefits that allow members of both airlines' frequent flyer programs to both earn and redeem frequent flyer credits on both airlines. For certain of these arrangements, we do not record a liability for the gross payments we expect to make to the other airlines for OnePass members' redemptions for travel on the other airlines until we meet certain contractual thresholds and other provisions that are required prior to cash payments being made. Cash payments on these agreements have not been significant in the past and are not expected to be significant in the future. For other of these arrangements, we record a liability for the gross payments we expect to make to the other airline for OnePass members' redemptions for travel on the other airline, without regard to the payments we expect to receive from the other airline for their frequent flyer members' redemptions for travel on us.

Related Party Transactions

See Note 17 to our consolidated financial statements included in Item 8 of this report for a discussion of related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Market Risk Sensitive Instruments and Positions

We are subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to certain investments in debt and equity securities. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments. We do not hold or issue derivative financial instruments for trading purposes.

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2003 and 2002, aircraft fuel accounted for 14.5% and 11.7%, respectively, of our operating expenses. Based on our expected fuel consumption in 2004, a one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $38 million. From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending on the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. As of December 31, 2003, we did not have any fuel hedges in place, as compared to the hedge of 23% of our projected 2003 fuel requirements at December 31, 2002.

Foreign Currency. We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. We attempt to mitigate the effect of certain potential foreign currency losses by entering into forward and option contracts that effectively enable us to sell Japanese yen, British pounds and euros expected to be received from the respective denominated net cash flows over the next six to 12 months at specified exchange rates. As of December 31, 2003, we had entered into option and forward contracts to hedge approximately 61% of our projected yen-denominated net cash flows for 2004, forward contracts to hedge approximately 63% of our projected British pound-denominated net cash flows for 2004 and forward contracts to hedge approximately 50% of our projected euro-denominated net cash flows for the first six months of 2004. At December 31, 2002, we had option contracts in place to hedge approximately 90% of our projected yen-denominated net cash flows for the first six months of 2003 and no material hedge contracts in place for our British pound- and euro-denominated net cash flows. We estimate that at December 31, 2003, a 10% strengthening in the value of the U.S. dollar relative to the yen, pound and euro would have increased the fair value of the existing option and/or forward contracts by $6 million, $12 million and $2 million, respectively, offset by a corresponding loss on the underlying 2004 exposure of $13 million, $9 million and $3 million, respectively, resulting in a net $(7) million, $3 million and $(1) million gain (loss). At December 31, 2002, such a change would have resulted in a $4 million increase in the fair value of existing yen-denominated option contracts offset by a corresponding loss on the underlying exposure of $15 million, resulting in a net $11 million loss.

Interest Rates. Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments).

We had approximately $1.4 billion of variable-rate debt as of December 31, 2003 and 2002. We have mitigated our exposure on certain variable-rate debt by entering into interest rate cap and swap agreements. Our interest rate cap, which limited the amount of potential increase in the LIBOR rate component of our floating rate debt to a maximum of 9% over the term of the contract, expired July 31, 2002. The interest rate swap outstanding at December 31, 2003 and 2002 had a notional amount of $153 million and $162 million, respectively. The interest rate swap effectively locks us into paying a fixed rate of interest on a portion of our floating rate debt securities through 2005. If average interest rates increased by 100 basis points during 2004 as compared to 2003, our projected 2004 interest expense would increase by approximately $12 million, net of interest rate swap. At December 31, 2002, an interest rate increase of 100 basis points during 2003 as compared to 2002 was projected to increase 2003 interest expense by approximately $11 million, net of interest rate cap and swap.

As of December 31, 2003 and 2002, we estimated the fair value of $3.4 billion and $3.6 billion (carrying value) of our fixed-rate debt to be $3.2 billion and $2.6 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates, was approximately $113 million and $107 million as of December 31, 2003 and 2002, respectively. The fair value of the remaining fixed-rate debt at December 31, 2003 and 2002, (with a carrying value of $826 million and $684 million, respectively), was not practicable to estimate.

If 2004 average short-term interest rates decreased by 100 basis points over 2003 average rates, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $13 million during 2004, compared to an estimated $11 million decrease during 2003 measured at December 31, 2002.

Investment in Orbitz. We are exposed to the effect of price changes related to our investment in Orbitz, as traded on Nasdaq under the symbol "ORBZ". As of December 31, 2003, we held 3.6 million shares of Orbitz common stock, which we reported at its fair value of $83 million. We estimate that a 10% decrease in the fair value of Orbitz common stock would result in an $8 million decrease in the fair value of our investment at December 31, 2003. Any changes in the fair value of our Orbitz shares would be partially offset by a change in our related compensation liability, as discussed in Note 7 to our consolidated financial statements included in Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company adopted, effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". As discussed in Note 2 to the consolidated financial statements, the Company adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Disposal or Exit Activities" and, effective July 1, 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

ERNST & YOUNG LLP

Houston, Texas
January 20, 2004

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2003	2002	2001
Operating Revenue:
Passenger	$8,135	$7,862	$8,457
Cargo, mail and other	735	540	512
	8,870	8,402	8,969
Operating Expenses:
Wages, salaries and related costs	3,056	2,959	3,021
Aircraft fuel	1,255	1,023	1,229
Aircraft rentals	896	902	903
Landing fees and other rentals	620	633	581
Maintenance, materials and repairs	509	476	568
Depreciation and amortization	444	444	467
Booking fees, credit card discounts and sales	377	380	445
Passenger servicing	297	296	347
Regional capacity purchase, net	153	-	-
Commissions	148	212	364
Other	988	1,135	1,193
Security fee reimbursement	(176)	-	-
Stabilization Act grant	-	12	(417)
Fleet impairment losses and other special charges	100	242	124
	8,667	8,714	8,825

Operating Income (Loss)	203	(312)	144

Nonoperating Income (Expense):
Interest expense	(393)	(372)	(311)
Interest capitalized	24	36	57
Interest income	19	24	45
Gain on dispositions of ExpressJet Holdings shares	173	-	-
Equity in the income (loss) of affiliates	23	8	(20)
Other, net	152	(15)	(45)
	(2)	(319)	(274)

Income (Loss) before Income Taxes and Minority Interest	201	(631)	(130)
Income Tax Benefit (Expense)	(114)	208	35
Minority Interest	(49)	(28)	-
Net Income (Loss)	$ 38	$ (451)	$ (95)

Basic and Diluted Earnings (Loss) per Share	$ 0.58	$(7.02)	$(1.72)

Shares Used for Computation:
Basic	65.4	64.2	55.5
Diluted	65.6	64.2	55.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
ASSETS	2003	2002

Current Assets:
Cash and cash equivalents	$ 999	$ 983
Restricted cash and cash equivalents	170	62
Short-term investments	431	297
Total cash, cash equivalents and short-term investments	1,600	1,342

Accounts receivable, net of allowance for doubtful receivables of $19 and $30	403	378
Spare parts and supplies, net of allowance for obsolescence of $98 and $98	191	248
Deferred income taxes	157	165
Note receivable from ExpressJet Holdings, Inc.	67	-
Prepayments and other	168	145
Total current assets	2,586	2,278

Property and Equipment:
Owned property and equipment:
Flight equipment	6,574	6,762
Other	1,195	1,275
	7,769	8,037
Less: Accumulated depreciation	1,784	1,599
	5,985	6,438

Purchase deposits for flight equipment	225	269

Capital leases:
Flight equipment	107	117
Other	297	262
	404	379
Less: Accumulated amortization	126	118
	278	261
Total property and equipment	6,488	6,968

Routes	615	615
Airport operating rights, net of accumulated amortization of $293 and $268	259	287
Intangible pension asset	124	144
Investment in affiliates	173	89
Note receivable from ExpressJet Holdings, Inc.	126	-
Other assets, net	278	260

Total Assets	$10,649	$10,641

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 422	$ 493
Accounts payable	840	930
Air traffic liability	957	882
Accrued payroll	281	285
Accrued other liabilities	366	336
Total current liabilities	2,866	2,926

Long-Term Debt and Capital Leases	5,558	5,471

Deferred Income Taxes	446	413

Accrued Pension Liability	678	723

Other	309	329

Commitments and Contingencies

Minority Interest	-	7

Redeemable Preferred Stock of Subsidiary	-	5

Stockholders' Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,507,192 and 91,203,321 shares issued	1	1
Additional paid-in capital	1,401	1,391
Retained earnings	948	910
Accumulated other comprehensive loss	(417)	(395)
Treasury stock -25,471,881 and 25,442,529 shares, at cost	(1,141)	(1,140)
Total stockholders' equity	792	767
Total Liabilities and Stockholders' Equity	$10,649	$10,641

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$ 38	$ (451)	$ (95)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	101	(179)	(40)
Depreciation and amortization	444	444	467
Fleet disposition/impairment losses	100	242	61
Gains on sales of investments	(305)	-	-
Equity in the (income) loss of affiliates	(23)	(8)	20
Other, net	(36)	12	31
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(25)	(23)	73
(Increase) decrease in spare parts and supplies	4	4	(20)
Increase (decrease) in accounts payable	(19)	(79)	(8)
Increase (decrease) in air traffic liability	75	(132)	(111)
Increase (decrease) in other	(12)	124	189
Net cash provided by (used in) operating activities	342	(46)	567
Cash Flows from Investing Activities:
Capital expenditures	(205)	(539)	(568)
Purchase deposits paid in connection with future aircraft deliveries	(29)	(73)	(432)
Purchase deposits refunded in connection with aircraft delivered	81	219	337
Purchase of short-term investments	(134)	(56)	(96)
Proceeds from sales of ExpressJet Holdings, net	134	447	-
Proceeds from sales of Internet-related investments	76	-	-
Proceeds from disposition of property and equipment	16	9	11
Other	53	(43)	(26)
Net cash used in investing activities	(8)	(36)	(774)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	559	596	436
Payments on long-term debt and capital lease obligations	(549)	(383)	(367)
Purchase of common stock	-	-	(451)
Proceeds from issuance of common stock	5	23	241
Increase in restricted cash to collateralize letters of credit	(108)	(32)	(22)
Other	-	-	(11)
Net cash (used in) provided by financing activities	(93)	204	(174)
Impact on cash of ExpressJet deconsolidation	(225)	-	-
Net Increase (Decrease) in Cash and Cash Equivalents	16	122	(381)
Cash and Cash Equivalents - Beginning of Period	983	861	1,242
Cash and Cash Equivalents - End of Period	$ 999	$ 983	$ 861

Supplemental Cash Flows Information:
Interest paid	$ 374	$ 345	$ 314
Income taxes paid (refunded)	$ 13	$ (31)	$ (4)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 120	$ 908	$ 707
Capital lease obligations incurred	$ 22	$ 36	$ 95
Contribution of ExpressJet stock to pension plan	$ 100	$ -	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions, except for share data)
	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Treasury Stock, At Cost

December 31, 2000	$ 379	$1,456	$ 13	$ 356	$ (689)

Net Loss	-	(95)	-	(95)	-
Increase in Additional Minimum Pension Liability, net of income taxes of $77	-	-	(138)	(138)	-
Purchase of Common Stock	-	-	-	-	(451)
Issuance of Common Stock pursuant to Stock Plans	79	-	-	-	-
Issuance of Common Stock pursuant to Stock Offering	173	-	-	-	-
Reclass for Redeemable Common Stock	450	-	-	-	-
Other	(12)	-	(5)	(5)	-
December 31, 2001	1,069	1,361	(130)	(238)	(1,140)

Net Loss	-	(451)	-	(451)	-
Increase in Additional Minimum Pension Liability, net of income taxes of $146	-	-	(250)	(250)	-
Issuance of Common Stock pursuant to Stock Plans	36	-	-	-	-
Sale of ExpressJet Holdings Stock, net of applicable income taxes of $175	291	-	-	-	-
Other	(5)	-	(15)	(15)	-
December 31, 2002	1,391	910	(395)	(716)	(1,140)

Net Income	-	38	-	38	-
Increase in Additional Minimum Pension Liability, net of income taxes of $11	-	-	(20)	(20)	-
Issuance of Common Stock pursuant to Stock Plans	5	-	-	-	-
Other	5	-	(2)	(2)	(1)
December 31, 2003	$1,401	$ 948	$ (417)	$ 16	$(1,141)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions, except for share data)
	Class A Common Stock	Class B Common Stock	Treasury Stock
	(in thousands)

Shares outstanding at December 31, 2000	10,964	47,487	16,587
Repurchase of Northwest Stock	(6,686)	-	8,824
Purchase of Common Stock	-	(23)	23
Issuance of Common Stock pursuant to Stock Offering	-	7,751	-
Issuance of Common Stock pursuant to Stock Plans	-	2,313	-
Issuance of Common Stock pursuant to Conversion of Class A to Class B Common Stock	(4,278)	5,646	-
Other	-	-	9
Shares outstanding at December 31, 2001	-	63,174	25,443

Issuance of Common Stock pursuant to Stock Plans	-	2,587	-
Shares outstanding at December 31, 2002	-	65,761	25,443

Issuance of Common Stock pursuant to Stock Plans	-	303	-
Other	-	(29)	29
Shares outstanding at December 31, 2003	-	66,035	25,472

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the fifth largest United States airline (as measured by the number of scheduled miles flown by revenue passengers, known as revenue passenger miles, in 2003) and, together with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings") and from which we purchase seat capacity, and our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, we served 228 airports worldwide at December 31, 2003. As of December 31, 2003, we flew to 127 domestic and 101 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 16 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo as of December 31, 2003. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 31 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation -

  Our consolidated financial statements include the accounts of Continental and all wholly-owned domestic and foreign subsidiaries. Through November 12, 2003, we also consolidated Holdings. See Note 4 for a discussion of the changes in our ownership of Holdings in 2002 and 2003 and their impact on our consolidated financial statements. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.

  Investments in Affiliates -

  Investments in unconsolidated affiliates that are not variable interest entities are accounted for by the equity method when we hold more than 20% but less than 50% interest, or below 20% interest but have significant influence over the operations of the companies.

  As of December 31, 2003, we had a 49% interest in Compania Panamena de Aviacion, S.A. ("Copa") with a carrying value of $84 million. The investment is accounted for under the equity method of accounting. The excess of the amount at which the investment is carried and the amount of underlying equity in the net assets was $40 million at December 31, 2002. This difference was treated as goodwill and was amortized over 40 years prior to 2002. Effective January 1, 2002, we discontinued amortization of this goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

  Use of Estimates -

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents -

  Cash and cash equivalents consist of cash and short-term, highly liquid investments, which are readily convertible into cash and have a maturity of three months or less when purchased. Restricted cash is primarily collateral for estimated future workers' compensation claims, letters of credit, performance bonds and interest rate swap agreements.

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

  Property and Equipment -

  Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Jet aircraft are assumed to have an estimated residual value of 15% of original cost; other categories of property and equipment are assumed to have no residual value. The estimated useful lives for our property and equipment are as follows:

Estimated Useful Life

Jet aircraft and simulators	25 to 30 years
Buildings and improvements	10 to 30 years
Food service equipment	6 to 10 years
Maintenance and engineering equipment	8 years
Surface transportation and ground equipment	6 years
Communication and meteorological equipment	5 years
Computer software	3 to 10 years
Capital lease - flight and ground equipment	Lease Term

  Routes and Airport Operating Rights -

  Routes represent the right to fly between cities in different countries. Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport). Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of our goodwill on investments in unconsolidated subsidiaries and routes, which are indefinite-lived intangible assets. We performed an impairment test upon the adoption of SFAS No. 142 and an annual test in the fourth quarter of each year thereafter. Our tests indicated that we did not have any impairment of our routes. Airport operating rights are amortized over the stated term of the related lease or 20 years.

  Pro forma results for the year ended December 31, 2001, assuming the discontinuation of amortization of routes and goodwill amortization on investments in unconsolidated subsidiaries had occurred at the beginning of 2001, are presented below (in millions, except per share data).

Reported net loss	$ (95)
Route and goodwill amortization, net of taxes	15
Adjusted net loss	$ (80)

Basic and diluted loss per share:
As reported	$(1.72)
Route and goodwill amortization, net of taxes	0.27
Pro forma	$ (1.45)

  Measurement of Impairment of Long-Lived Assets -

  We record impairment losses on long-lived assets used in operations, consisting principally of property and equipment and airport operating rights, when events or changes in circumstances indicate, in management's judgement, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets.

  Revenue/Air Traffic Liability -

  Passenger revenue is recognized either when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Prior to October 1, 2002, nonrefundable tickets expired one year from the date the ticket was sold, or for partially used tickets, the date of first flight. Effective October 1, 2002, unused nonrefundable tickets expire on the date of intended flight, unless the date is extended by payment of a change fee. Effective August 20, 2003, we modified our policy to give customers with nonrefundable tickets who cancel their reservations prior to scheduled departure time a full year from the date their original ticket was sold to reschedule and pay the change fee, without losing the value of their tickets.

  We also sell mileage credits in our frequent flyer program to participating partners, such as credit card companies, phone companies, other airlines, alliance members, hotels and car rental agencies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of the fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair value are recognized in income currently and classified as a reimbursement of advertising expenses. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million ($0.23 per share, after income taxes).

  Revenue from the shipment of cargo and mail is recognized when transportation is provided. Other revenue includes charter services, ticket change fees and other incidental services.

  The amount of passenger ticket sales and sales of mileage credits to partners not yet recognized as revenue is included in the accompanying consolidated balance sheets as air traffic liability. We perform periodic evaluations of this estimated liability and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

  The deconsolidation of Holdings effective November 12, 2003 had no impact on our passenger revenue because, under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense.

  Frequent Flyer Program -

  For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for the estimated incremental cost associated with providing travel awards that are expected to be redeemed. Incremental cost includes the cost of incremental fuel, meals, insurance and miscellaneous supplies and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. We also record, for certain reciprocal frequent flyer agreements, a liability for payments we expect to make to other airlines for OnePass members' redemptions for travel on the other airline. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic liability.

  Deferred Income Taxes -

  Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

  Maintenance and Repair Costs -

  Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, including engine overhaul costs covered by power-by-the-hour agreements, which are expensed on the basis of hours flown.

  Advertising Costs -

  We expense the costs of advertising as incurred. Gross advertising expense was $87 million, $89 million and $98 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are reported in the consolidated statement of operations net of the reimbursement of some of our advertising expenses by third-party purchasers of our OnePass miles.

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

  The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), for the years ended December 31, 2003, 2002 and 2001. See Note 9 for the assumptions we used to compute the pro forma amounts.
	2003	2002	2001

Net income (loss), as reported	$ 38	$(451)	$(95)
Deduct/Add Back: total stock-based employee compensation income (expense) determined under SFAS 123, net of tax	(6)	(20)	6
Net income (loss), pro forma	$ 32	$(471)	$(89)

Basic and diluted earnings (loss) per share:
As reported	$0.58	$(7.02)	$(1.72)
Pro forma	$0.49	$(7.33)	$(1.61)
  Regional Capacity Purchase, Net -

  Payments made to ExpressJet under our capacity purchase agreement, previously eliminated in consolidation, are reported as regional capacity purchase, net, beginning November 12, 2003, the date we deconsolidated Holdings. In addition to the payments for the purchased capacity, regional capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap (66.0 cents per gallon in 2003) provided in the capacity purchase agreement and a related fuel purchase agreement and is net of our sublease income on aircraft we lease to ExpressJet.

  Reclassifications -

Certain reclassifications have been made in the prior years' consolidated financial statement amounts and related note disclosures to conform with the current year's presentation. As discussed in Note 2, additional reclassifications have been made upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"), which requires liabilities for costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rule changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. In July 2003, we announced plans to remove all our remaining MD-80 aircraft from service by January 2005. Prior to the adoption of SFAS 146, we would have recognized a charge associated with future obligations for rent and return conditions, net of estimated sublease income, on these aircraft at the time we were committed to permanently removing the aircraft from service. However, subsequent to the adoption of SFAS 146, we will record these charges as the aircraft are permanently grounded. In December 2003, we determined five previously grounded leased MD-80 aircraft to be permanently grounded and recorded a charge of $21 million ($13 million after income taxes) associated with future obligations for rent and return conditions, net of estimated sublease income, on those aircraft. We will record similar charges as the remaining 17 leased MD-80 aircraft exit revenue service and are permanently grounded.

We also adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002 and has had no impact on our consolidated results of operations or consolidated balance sheet.

Effective July 1, 2003, we adopted FIN 46 that requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities". The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

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

We have variable interests in the following types of variable interest entities:

    Aircraft Leases. We are the lessee in a series of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for most of our operating leases; however, leases of approximately 75 aircraft contain a fixed-price purchase option that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts upon application of FIN 46 because, even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis. Our maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 6.
    Airport Leases. We are the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.6 billion of underlying debt and interest thereon. The leases are typically with municipalities or other governmental entities. FIN 46 is not applicable to arrangements with governmental entities. To the extent our lease and related guarantee are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed price purchase option or similar feature as discussed above.
    Subsidiary Trust. We have a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $248 million ($241 million net of issuance costs). These securities were issued in November 2000 and were previously reported on our balance sheet as Mandatorily Redeemable Preferred Securities of Subsidiary Trust. The trust is a variable interest entity under FIN 46 because we have a limited ability to make decisions about its activities. However, we are not the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust are no longer reported on our balance sheet. Instead, we report our Convertible Junior Subordinated Debentures held by the trust as long-term debt. These notes have previously been eliminated in our consolidated financial statements. Distributions on the Mandatorily Redeemable Preferred Securities are no longer reported on our statements of operations, but interest on the notes is recorded as interest expense. These reclassifications are reflected for all periods presented in the accompanying financial statements.
    Capacity Purchase Agreement. Holdings and ExpressJet each meet the criteria for a variable interest entity because the voting rights and economic interests we hold in these entities are disproportional to our obligations to absorb expected losses or receive expected residual returns. The variable interests in Holdings and ExpressJet include our capacity purchase agreement, a tax sharing agreement with us, a note payable to us, convertible debentures held by third parties and common stock. Our assessment of expected losses and expected residual returns indicated that we were the primary beneficiary of Holdings and ExpressJet until the combined common stock holdings of us and our pension plan fell below 41%. This occurred on November 12, 2003. Therefore, we have deconsolidated Holdings as of that date. See Note 4 for further discussion of our ownership of Holdings and our capacity purchase agreement with Holdings and ExpressJet.

NOTE 3 - EARNINGS PER SHARE

Basic earnings (loss) per common share ("EPS") excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings (losses). In 2003, our Convertible Junior Subordinated Debentures Held by Subsidiary Trust and 4.5% Convertible Notes were antidilutive and therefore were not included in the calculation of diluted earnings per share. Because we reported net losses in 2002 and 2001, all potentially dilutive securities were antidilutive and basic and diluted EPS were the same in those years.
	2003	2002	2001

Numerator for basic and dilutive:
Net income (loss)	$ 38	$(451)	$(95)

Denominator:
Denominator for basic earnings (loss) per share - weighted- average shares	65.4	64.2	55.5

Effect of dilutive securities:
Employee stock options	0.2	-	-

Denominator for diluted earnings (loss) per share - adjusted weighted - average and assumed conversions	65.6	64.2	55.5

Approximately 5.3 million in 2003, 4.0 million in 2002 and 6.0 million in 2001 of weighted average options to purchase shares of our Class B common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Holders of our 5% Convertible Notes issued in June 2003 may require us to repurchase the notes on June 15 of 2010, 2013 or 2018 at par plus accrued and unpaid interest, if any. The indenture provides that we may at our option choose to pay this repurchase price in cash, in shares of common stock or any combination thereof. Should we be required to repurchase the notes at any of the redemption dates, it is our policy that we would satisfy the requirement in cash. Therefore, the 5% Convertible Notes are not considered to be potentially dilutive securities in the EPS calculation.

NOTE 4 - INVESTMENT IN EXPRESSJET AND REGIONAL CAPACITY PURCHASE
AGREEMENT

Investment in ExpressJet

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

During the third quarter of 2003, we sold approximately 9.8 million shares of our Holdings common stock to Holdings, reducing our ownership of Holdings from 53.1% to 44.6%. We contributed the proceeds to our primary defined benefit pension plan. We also contributed approximately 7.4 million shares of Holdings common stock to that plan, further reducing our ownership of Holdings to 30.9%. We recognized gains totaling $173 million ($100 million after taxes) as a result of these transactions. The independent trustee for our defined benefit pension plan has subsequently sold a portion of the shares of Holdings that we contributed to the plan. As a result of these sales by the defined benefit pension plan, on November 12, 2003, the combined amount of Holdings common stock owned by us and our primary defined benefit pension plan fell below 41%, the point at which we no longer consolidated Holdings, pursuant to FIN 46. Accordingly, we deconsolidated Holdings as of that date.

Effective November 12, 2003, we account for our interest in Holdings using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", rather than consolidating Holdings. Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. The primary effects of deconsolidation of Holdings from our financial statements are a decrease in current assets, primarily due to the elimination of Holdings' cash, an increase in assets resulting from the inclusion of our note receivable from Holdings (previously eliminated in consolidation), a decrease in long-term debt and a decrease in operating income as a result of the exclusion of Holdings' operating income from our statement of operations. This decrease in operating income is offset by increases in nonoperating income from our equity in Holdings' earnings, provided our ownership interest remains constant. Additionally, after deconsolidation, we no longer record minority interest on either our balance sheet or statement of operations.

We continue to own 16.7 million shares of Holdings common stock with a market value of $251 million as of December 31, 2003. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we intend to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future.

Capacity Purchase Agreement with ExpressJet

General. Under our capacity purchase agreement, ExpressJet currently flies all of its aircraft (which consist entirely of regional jet aircraft) on our behalf, and we handle scheduling, ticket prices and seat inventories for these flights. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay them for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. Following the deconsolidation of Holdings on November 12, 2003, the payments made to ExpressJet under the agreement are reported as regional capacity purchases net in our consolidated statement of operations. Prior to deconsolidation, the payments were eliminated in our consolidated financial statements and the minority interest in Holdings' earnings was reported as a deduction on our consolidated statement of operations, based on Holdings' stand-alone earnings under the capacity purchase agreement.

Compensation and Operational Responsibilities. Under the agreement, we pay ExpressJet a base fee for each scheduled block hour based on a formula that will remain in place through December 31, 2004. The formula is designed to provide ExpressJet with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by them, the most significant of which is wages, salaries and benefits.

Our payments to ExpressJet under the capacity purchase agreement totaled $1.3 billion, $1.1 billion and $980 million in 2003, 2002 and 2001, respectively. Our future payments under the capacity purchase agreement are dependent on numerous variables, and therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. However, if we changed our utilization of ExpressJet's aircraft, we would also change the number of available seat miles on ExpressJet's flights and the revenue that we generate by selling those seats. Any decision by us to change the utilization of ExpressJet's aircraft (or to remove aircraft from the capacity purchase agreement) would be made by determining the net effect of such change on our income and cash flow, taking into account not only our cash commitment to ExpressJet but also our expected revenue from ExpressJet's flights.

Set forth below are estimates of our future minimum noncancelable commitments under the capacity purchase agreement.  These estimates of our future minimum noncancelable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (i) that ExpressJet's aircraft deliveries continue as scheduled through January 2005, (ii) contracted rates through 2004 (rates are re-negotiated annually beginning in 2005), (iii) a constant fuel rate of 66.0 cents per gallon, the rate of the current contractual fuel cap, (iv) that we exercise our rights to initiate termination of the capacity purchase agreement at the earliest possible date permitted under the contract (January 1, 2007), (v) that prior to termination we exercise our rights to remove as many aircraft as quickly as contractually permitted (beginning February 2005) from the capacity purchase agreement, (vi) an average daily utilization rate of 8.9 hours for 2004 through 2007 and (vii) cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet. Based on these assumptions, our future minimum noncancelable commitments under the capacity purchase agreement at December 31, 2003 are estimated as follows (in millions):
2004	$1,236
2005	985
2006	924
2007	441
2008 and thereafter	-
Total	$3,586

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2004 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreement of approximately 8% or $94 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that ExpressJet's rate of controllable or uncontrollable cancellations is less than its historical cancellation rate, ExpressJet will be entitled to additional payments. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for first flights of a day departing on time and baggage handling performance. As a result of a better-than-expected completion rate and other incentives in 2003, we paid ExpressJet an additional $16 million.

Under the agreement and a related fuel purchase agreement, ExpressJet's fuel costs were capped at 66.0 cents per gallon in 2003 and will remain capped at this level in 2004. Accordingly, we absorbed a portion of ExpressJet's fuel costs in 2003 and may continue to do so in the future.

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

Capacity and Fleet Matters. The agreement covers all of ExpressJet's existing fleet, as well as the 50 Embraer regional jets subject to firm orders. Under the capacity purchase agreement, we have the right to give no less than twelve months' notice to ExpressJet reducing the number of its aircraft covered by the contract. As of December 31, 2003, we had not given any such notice. Under the agreement, we are entitled to remove capacity under an agreed upon methodology. If we remove aircraft from the terms of the agreement, ExpressJet will have the option to (i) fly the released aircraft for another airline (subject to its ability to obtain facilities, such as gates and slots, and subject to its exclusive arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (ii) fly the aircraft under ExpressJet's own flight designator code subject to its ability to obtain facilities, such as gates and slots, and subject to ExpressJet's exclusive arrangement with us respecting our hubs or (iii) decline to fly the aircraft and cancel the related subleases with us. If ExpressJet does not cancel the aircraft subleases, the interest rate used to calculate the scheduled lease payments will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

Term of Agreement. The agreement currently expires on December 31, 2010 but allows us to terminate the agreement at any time after December 31, 2006 upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the capacity purchase agreement. The services provided to ExpressJet by us include fuel service, certain customer services such as ground handling and infrastructure services, including but not limited to insurance, technology, transaction processing, treasury, human resources and risk management. For providing these services, we charged ExpressJet approximately $270 million in 2003 and $205 million in each of 2002 and 2001.

Note Receivable from ExpressJet. At December 31, 2003 we had a $193 million note receivable from ExpressJet. In accordance with our amended and restated promissory note agreement dated November 5, 2002 with ExpressJet, principal and accrued interest on the note are payable quarterly by ExpressJet. We anticipate that the final payment will be made on March 31, 2006. The interest rate is fixed for each quarter at a rate equal to the three-month London interbank offered rate ("LIBOR") on the second business day prior to such quarter plus 1.25% per annum, subject to an aggregate cap of 5.35% in 2003 and 6.72% in 2004.

Leases. As of December 31, 2003, ExpressJet subleased all 224 of its aircraft under long-term operating leases from us. ExpressJet's sublease agreements with us have substantially the same terms as the lease agreements between us and the lessors and expire between 2013 and 2020. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the capacity purchase agreement by the amount of the defaulted payment. ExpressJet's total rental expense related to all leases with us was approximately $279 million, $231 million and $196 million in 2003, 2002 and 2001, respectively. After deconsolidation of Holdings on November 12, 2003, our related aircraft rental income is reported as a reduction to regional capacity purchase, net.

Income Taxes. In conjunction with Holdings' offering, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet will be required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We do not recognize the benefit of the tax savings associated with ExpressJet's asset step-up for financial reporting purposes until paid to us by ExpressJet due to the uncertainty of realization. ExpressJet paid us $17 million in 2003 related to the agreement, which is included in other nonoperating income in the accompanying statement of operations.

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

NOTE 5 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):

	2003	2002

Secured
Notes payable, interest rates of 5.0% to 8.5%, (weighted average rate of 7.01% as of December 31, 2003) payable through 2019	$3,268	$3,446
Floating rate notes, interest rates of LIBOR (1.15% on December 31, 2003) plus 0.45% to 1.3%; Eurodollar (1.25% on December 31, 2003) plus 1.375%, payable through 2014	923	997
Floating rate notes, interest rate of LIBOR plus 2.5%, payable through 2015	120	-
Revolving credit facility, floating interest rate of LIBOR plus 3.5%, payable through 2004	-	190
Floating rate notes, interest rate of LIBOR plus 4.53%, payable through 2007	139	146
Floating rate notes, interest rate of LIBOR plus 3.5% to 4.0% payable through 2011	155	60
Notes payable, interest rates of 9.9%, payable through 2003	-	30
Floating rate notes, interest rate of LIBOR plus 7.5%, payable through 2007	97	-
Other	17	18

Unsecured
Convertible notes, interest rate of 4.5%, payable in 2007	200	200
Senior notes payable, interest rate of 8.0%, payable in 2005	195	195
Note payable, interest rate of 8.1%, payable in 2008	112	111
Convertible junior subordinated debentures, interest rate of 6.0%, payable in 2030	248	250
Convertible notes, interest rate of 5.0%, payable in 2023	175	-
Other	8	13
	5,657	5,656
Less: current maturities	397	468
Total	$5,260	$5,188

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2004	$397
2005	646
2006	494
2007	845
2008	569

Substantially all of our property and equipment and spare parts inventory is subject to agreements securing our indebtedness.

We also have letters of credit and performance bonds at December 31, 2003 in the amount of $47 million with expiration dates through June 2008.

We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral under our credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's.

In May 2003, we issued $100 million of Floating Rate Secured Subordinated Notes due December 2007 (the "Junior Notes"). The Junior Notes are secured by a portion of our spare parts inventory and bear interest at the three-month LIBOR plus 7.5%. In connection with the Junior Notes and with $200 million of Floating Rate Secured Notes due December 2007 secured by the same pool of spare parts (the "Senior Notes"), we have entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the Senior Notes and a loan-to-collateral value ratio of not greater than 67.5% with respect to both the Senior Notes and the Junior Notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. The ratios are calculated on a semi-annual basis based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, purchasing or redeeming some of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the Senior Notes, or any combination of the above. At December 31, 2003, $195 million of the Senior Notes and $97 million of the Junior Notes were outstanding.

During 2003, we incurred $130 million of floating rate indebtedness under a term loan agreement that matures in May 2011. This indebtedness is secured by certain of our spare engines and initially bears interest at the three-month LIBOR plus 3.5%.

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

During the fourth quarter of 2003, we incurred $120 million of floating rate indebtedness due at various intervals through 2015. The indebtedness is secured by four 737-800 aircraft that were delivered in the fourth quarter of 2003 and bears interest at LIBOR plus 2.5%, with an initial average rate of 3.71%.

In the first quarter of 2002, we issued $200 million of 4.5% convertible notes due February 1, 2007. The notes are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005, at specified redemption prices. In December 2002, we closed an offering of $200 million of floating rate secured notes due December 2007 at a then-current annual interest rate of less than 3.5 percent, including all costs and fees. The notes are secured by certain of our spare parts inventory.

Preferred Securities of Trust

In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the "Trust") of which we own all the common trust securities, completed a private placement of five million 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities or "TIDES". The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of Class B common stock at a conversion rate of $60 per share of Class B common stock (equivalent to approximately 0.8333 share of Class B common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security.

The sole assets of the trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $248 million as of December 31, 2003 issued by us and which mature on November 15, 2030. The Convertible Subordinated Debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices. If we redeem the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

Taking into consideration our obligations under (i) the Preferred Securities Guarantee relating to the TIDES, (ii) the Indenture relating to the Convertible Subordinated Debentures to pay all debt and obligations and all costs and expenses of the Trust (other than U.S. withholding taxes) and (iii) the Indenture, the Declaration relating to the TIDES and the Convertible Subordinated Debentures, we have fully and unconditionally guaranteed payment of (i) the distributions on the TIDES, (ii) the amount payable upon redemption of the TIDES and (iii) the liquidation amount of the TIDES.

As discussed in Note 2, upon our adoption of FIN 46 in 2003, the Convertible Subordinated Debentures are included in long-term debt for all periods presented.

NOTE 6 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Most aircraft leases include both renewal options and purchase options. The purchase options are generally effective at the end of the lease term at the then-current fair market value. Our leases do not include residual value guarantees.

At December 31, 2003, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases, that have initial or remaining noncancelable lease terms in excess of one year, are as follows (in millions):
	Capital Leases	Operating Leases Aircraft Non-aircraft

Year ending December 31,
2004	$ 44	$ 897	$ 360
2005	46	975	362
2006	39	864	365
2007	40	833	367
2008	45	811	354
Later years	473	6,988	5,675

Total minimum lease payments	687	$11,368	$7,483
Less: amount representing interest	364
Present value of capital leases	323
Less: current maturities of capital leases	25
Long-term capital leases	$298

At December 31, 2003, Continental had 469 aircraft under operating leases and seven aircraft under capital leases, including aircraft subleased to ExpressJet. These operating leases have remaining lease terms ranging up to 21-1/2 years. Projected sublease income to be received from ExpressJet, not included in the above table, is approximately $3.7 billion.

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Fuel Price Risk Management

We use a combination of petroleum call options, petroleum swap contracts and jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices.

We account for the call options and swap contracts as cash flow hedges. They are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call options and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2003, 2002 and 2001. Our gains (losses), net of premium expense, related to these hedging instruments were not material in the years ended December 31, 2003, 2002 and 2001.

There were no fuel hedges outstanding at December 31, 2003. We had petroleum call options outstanding with an aggregate notional amount of approximately $270 million and a fair value of $6 million at December 31, 2002.

Foreign Currency Exchange Risk Management

We use a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound and euro-denominated net cash flows. The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges. They are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue when the underlying service is provided. We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2003, 2002 and 2001. Our net gains on our foreign currency forward and option contracts were not material in the years ended December 31, 2003, 2002 and 2001. These gains are included in passenger revenue in the accompanying consolidated statement of operations. As of December 31, 2003, we had outstanding option and forward contracts to hedge approximately 61% of our projected yen-denominated net cash flows for 2004, forward contracts to hedge approximately 63% of our projected British pound-denominated net cash flows 2004 and forward contracts to hedge approximately 50% of our projected euro-denominated net cash flows for the first six months of 2004. The fair value of these outstanding contracts was not material. At December 31, 2002, we did not have any yen forward contracts outstanding and the fair value of our yen option contracts was not material.

Interest Rate Risk Management

We have entered into interest rate cap and interest rate swap agreements to reduce the impact of potential interest rate increases on floating rate debt. The interest rate swap outstanding at December 31, 2003 and 2002 had notional amounts of $153 million and $162 million, respectively, and is effective through 2005. There were no interest rate cap agreements outstanding at December 31, 2003 or 2002. We account for the interest rate cap and swap as cash flow hedges whereby the fair value of the interest rate cap and swap is reflected in other assets in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness (which is not material), recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap liability was $11 million at December 31, 2003 and the fair value of the interest rate swap liability was $17 million at December 31, 2002. Amounts recorded in accumulated other comprehensive income (loss) are amortized as an adjustment to interest expense over the term of the related hedge. Such amounts were not material during 2003, 2002 or 2001.

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

  Internet Travel Distribution Investments -

  In November 2003, we sold all of our investment in Hotwire, Inc. for $42 million in cash, resulting in a gain of $40 million ($25 million after taxes).

  On December 19, 2003, we sold approximately 28% of our investment in Orbitz in connection with their initial public offering ("IPO"), reducing our interest in Orbitz from approximately 13% to 9%. The total amount that we originally invested in Orbitz was approximately $29 million and, based on the IPO valuation, that investment had appreciated in value by approximately $100 million since March 2000. We sold 1.3 million of our 4.9 million shares of Orbitz common stock and all of our shares of Orbitz preferred stock for proceeds of $34 million, net of underwriting discount. Our gain on the sale was $32 million ($20 million after income taxes).

  Prior to the IPO, we accounted for our investment in Orbitz using the equity method of accounting based on our voting rights and board representation. As part of the IPO, we gave up one of our two seats on Orbitz's board of directors and changed certain provisions of the corporate governance of Orbitz. As a result, we now account for our investment in Orbitz in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". We have designated the remaining investment as a "trading security", based on our intention to dispose of the securities of Orbitz that we own. Therefore, our remaining investment is carried at its fair value, with changes to fair value reported in our statement of operations. The fair value adjustment on the Orbitz shares held at December 31, 2003 of $76 million is included in other nonoperating income in the accompanying consolidated statement of operations, as are the gains on the disposition of Hotwire and Orbitz.

  During 2000, we established an officer retention and incentive award plan (the "Incentive Award Program") that allows officers to share in approximately 25% of the appreciation of certain of our internet-related investments. Under the Incentive Award Program, participants receive phantom appreciation rights ("PARs") when we make investments in internet-related businesses. We made one PARs award and one follow-up award in 2003, and five PARs awards and one follow-up award in 2002. Each PARs is a right, which generally vests quarterly over a four-year period, to receive the difference, if any, between the market value of the applicable equity investment over the established base value (generally the cost of the investment). As the value of the PARs changes with changes in the value of the underlying investment, this plan represents a derivative instrument that is accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We measure the value of these awards at grant date and record both deferred compensation and a PARs liability equal to this valuation. The deferred compensation is then amortized over the vesting period and the PARs liability is measured at fair value in accordance with SFAS 133. Our related PARs expense was $21 million in 2003 and $9 million in 2002.

  Debt -

  The fair value of our debt with a carrying value of $4.9 billion and $4.9 billion at December 31, 2003 and 2002, respectively, estimated based on the discounted amount of future cash flows using our current incremental rate of borrowing for a similar liability or market prices, approximated $4.6 billion and $4.0 billion, respectively. The fair value of the remaining debt was not practicable to estimate.
  Investment in Company Owned Life Insurance (COLI) Products -

  In connection with some of our executive compensation plans, we have company owned life insurance policies on certain of our officers. As of December 31, 2003 and 2002, the carrying value of the underlying investments was approximately $36 million and $30 million, respectively, which approximates the market value.
  Note Receivable from Holdings -

  The fair value of our note receivable from Holdings with a carrying value of $193 million at December 31, 2003, approximated carrying value. The fair value was estimated based on anticipated future cash flows discounted at our current incremental rate of borrowing for similar liabilities.

Credit Exposure of Financial Instruments

We are exposed to credit losses in the event of non-performance by issuers of financial instruments. To manage credit risks, we select issuers based on credit ratings, limit our exposure to a single issuer under our defined guidelines and monitor the market position with each counterparty.

NOTE 8 - PREFERRED AND COMMON STOCK

Preferred Stock

We have 10 million shares of authorized preferred stock.

On November 15, 2000, we entered into a number of agreements with Northwest Airlines Corporation and some of its affiliates under which we would, among other things, repurchase approximately 6.7 million shares of our Class A common stock, owned by Northwest Airlines Corporation, reclassify all issued shares of Class A common stock into Class B common stock, make other adjustments to our corporate and alliance relationship with Northwest Airlines, Inc., and issue to Northwest Airlines, Inc. one share of preferred stock, designated as Series B preferred stock with blocking rights relating to certain change of control transactions involving us and certain matters relating to our stockholder rights plan (the "Rights Plan"). The transactions closed on January 22, 2001. As of December 31, 2003, 2002 and 2001, respectively, this one share of Series B preferred stock was outstanding. Some of the material provisions of the Series B preferred stock are listed below.

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

We began a stock repurchase program in 1998 under which we repurchased a total of 28.2 million shares of Class B common stock for a total of approximately $1.2 billion through December 31, 2001. We repurchased no shares of Class B common stock in 2003 or 2002.

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

The rights will expire on November 20, 2008, unless extended or unless the rights are earlier redeemed or exchanged by us.

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

The Incentive Plan 2000 provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. Each of the other plans permits awards of either stock options or restricted stock. Each plan permits awards to be made to the non-employee directors of the company or the employees of the company or its subsidiaries. Stock issued under the plans may be originally issued shares, treasury shares or a combination thereof. The total shares remaining for award under the plans as of December 31, 2003 was approximately 890,000, although no new awards can be made under the 1994 Incentive Equity Plan.

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

The table below summarizes stock option transactions pursuant to our Plans (share data in thousands).

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at Beginning of Year	6,871	$18.28	980	$36.34	7,468	$37.30
Granted	296	$15.00	6,079	$15.82	1,651	$49.47
Exercised	(306)	$15.62	(65)	$28.04	(1,612)	$31.48
Cancelled	(392)	$24.82	(123)	$35.45	(6,527)	$41.96
Outstanding at End of Year	6,469	$17.86	6,871	$18.28	980	$36.34
Options exer- cisable at end of year	5,018	$18.27	3,856	$19.61	711	$35.66

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2003 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.65-$15.77	263	5.04	$10.54
$15.78	5,493	3.08	$15.78
$16.84-$56.81	713	3.95	$36.57

$3.65-$56.81	6,469	3.26	$17.86

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$15.77	111	$ 9.74
$15.78	4,352	$15.78
$16.84-$56.81	555	$39.52

$3.65-$56.81	5,018	$18.27

In April 2002, we awarded 444,750 shares of restricted stock. The restricted stock was awarded pursuant to our equity incentive plans and had a fair value on the grant date of $12.5 million ($28.10 per share). The restricted stock is scheduled to vest in 25% increments on the first four anniversaries of the grant. In July 2000, we issued 150,000 shares of restricted stock under the Incentive Plan 2000, with a weighted average grant date fair value of $8 million and vesting over a three-year period. Compensation expense related to these awards is charged to earnings over the restriction periods and totaled approximately $6 million, $6 million and $4 million in 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

All of our employees (including participating subsidiary employees) were eligible to participate in our employee stock purchase program under which they may purchase shares of Class B common stock at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. During 2002 and 2001, 2,076,745 and 710,394 shares, respectively, of Class B common stock were issued at prices ranging from $4.58 to $34.60 in 2002 and $13.40 to $38.30 in 2001. The employee stock purchase program has been suspended due to lack of shares and there were no issuances of stock during 2003.

SFAS 123 Assumptions

We account for our stock-based compensation plans under the recognition and measurement principles of APB 25. Pro forma information regarding net income and earnings per share disclosed in Note 1(o) has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions indicated below for the year ended December 31:
	2003	2002	2001

Risk-free interest rates	2.5%	2.9%	4.8%
Dividend yields	0%	0%	0%
Expected market price volatility of our Class B common stock	77%	64%	46%
Weighted-average expected life of options (years)	3.2	2.0	4.9
Weighted-average fair value of options granted	$7.77	$5.73	$22.63

The fair value of the purchase rights under the stock purchase plans was also estimated using the Black-Scholes model with the following weighted-average assumptions indicated below for the year ended December 31:

	2003	2002	2001

Risk-free interest rates	N/A	1.7%	3.3%
Dividend yields	N/A	0%	0%
Expected market price volatility of our Class B common stock	N/A	63%	46%
Weighted-average expected life of the purchase rights (years)	N/A	0.25	0.25
Weighted-average fair value of purchase rights granted	N/A	$2.86	$5.12

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

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) (which are all net of applicable income taxes) are as follows (in millions):
	Minimum Pension Liability	Unrealized Gain/(Loss) on Derivative Instruments	Total

Balance at December 31, 2000	$ -	$ 13	$ 13
Current year net change in accumulated other comprehensive loss	(138)	(5)	(143)
Balance at December 31, 2001	(138)	8	(130)
Current year net change in accumulated other comprehensive loss	(250)	(15)	(265)
Balance at December 31, 2002	(388)	(7)	(395)
Current year net change in accumulated other comprehensive loss	(20)	(2)	(22)
Balance at December 31, 2003	$ (408)	$ (9)	$ (417)

The minimum pension liability recorded in other comprehensive income (loss) before applicable income taxes was $642 million and $611 million at December 31, 2003 and 2002, respectively.

NOTE 11 - EMPLOYEE BENEFIT PLANS

We have noncontributory defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all of our domestic employees are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. Our pension obligations are measured as of December 31 of each year.

The following table sets forth the defined benefit pension plan's change in projected benefit obligation (in millions) at December 31,
	2003	2002

Accumulated benefit obligation	$1,957	$1,587

Projected benefit obligation at beginning of year	$2,059	$1,543
Service cost	156	114
Interest cost	134	114
Plan amendments	5	14
Actuarial losses	193	399
Benefits paid	(188)	(125)
Projected benefit obligation at end of year	$2,359	$2,059

The following table sets forth the defined benefit pension plan's change in the fair value of plan assets (in millions) at December 31,
	2003	2002

Fair value of plan assets at beginning of year	$ 866	$ 956
Actual gain (loss) on plan assets	218	(115)
Employer contributions	384	150
Benefits paid	(188)	(125)
Fair value of plan assets at end of year	$1,280	$ 866

Pension cost recognized in the accompanying consolidated balance sheets at December 31 is computed as follows (in millions):
	2003	2002

Funded status of the plan - net underfunded	$(1,079)	$(1,193)
Unrecognized net actuarial loss	1,041	1,079
Unrecognized prior service cost	126	146
Net amount recognized	$ 88	$ 32

Accrued benefit liability	$ (678)	$ (723)
Intangible asset	124	144
Accumulated other comprehensive loss	642	611
Net amount recognized	$ 88	$ 32

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31:
	2003	2002

Weighted average assumed discount rate	6.25%	6.75%
Weighted average rate of compensation increase	2.87%	3.34%

Net periodic defined benefit pension expense for the year ended December 31 included the following components (in millions):
	2003	2002	2001

Service cost	$156	$114	$ 94
Interest cost	134	114	117
Expected return on plan assets	(72)	(95)	(118)
Amortization of prior service cost	20	19	22
Amortization of unrecognized net actuarial loss	90	33	12
Net periodic benefit expense	$328	$185	$127

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

The following actuarial assumptions were used to determine our net periodic benefit expense for the year ended December 31:
	2003	2002	2001

Weighted average assumed discount rate	6.75%	7.50%	8.00%
Expected long-term rate of return on plan assets	9.00%	9.50%	9.50%
Weighted average rate of compensation increase	3.34%	3.34%	3.34%

Plan assets consist primarily of equity and fixed-income securities. As of December 31, 2003, the plan held 4.5 million shares of Holdings common stock, which had a fair value of $67 million. As of December 31, the asset allocations by category were as follows:
	2003	2002

Equities	46%	45%
Fixed income	27	28
International equities	17	17
Other	10	10
Total	100%	100%

We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our target allocation of assets (excluding the Holdings shares held by the plan) is as follows:

	Percent of Total	Expected Long-Term Rate of Return

Equities	50%	10.0
Fixed income	35	6.5
International equities	10	10.0
Other	5	13.0
Total	100%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plans' investments to our targeted allocation when considered appropriate.

Our 2004 minimum funding requirements are not expected to be significant. However, we currently intend to maintain the plan's funding at 90% of its current liability, which would result in our making contributions of approximately $300 million to our pension plan in 2004. Our policy is to fund the noncontributory defined benefit pension plans in accordance with Internal Revenue Service ("IRS") requirements.

Our defined contribution 401(k) employee savings plan covers substantially all domestic employees. Company matching contributions are made in cash. For the years ended December 31, 2003, 2002 and 2001, total expense for the defined contribution plan was $35 million, $36 million and $34 million, respectively.

We also have a profit sharing program under which an award pool consisting of 15% of our annual pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all Continental employees (other than employees whose collective bargaining agreement provides otherwise or who participate in our management or officer bonus programs). We paid no profit sharing to Continental employees in 2003, 2002 or 2001.

NOTE 12 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31 consists of the following (in millions):
	2003	2002	2001
Federal:
Current	$ (7)	$ 40	$ -
Deferred	(94)	158	34
State:
Current	(5)	(10)	(5)
Deferred	(7)	21	7
Foreign:
Current	(1)	(1)	(1)
Total income tax benefit (expense)	$(114)	$ 208	$ 35

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax benefit (expense) for the years ended December 31 are as follows (in millions):
	Amount			Percentage
	2003	2002	2001	2003	2002	2001

Income tax (expense) benefit at United States statutory rates	$ (70)	$222	$46	35.0%	35.0%	35.0%
State income tax benefit (expense) (net of federal benefit)	(8)	8	2	3.8	1.3	1.8
Tax on equity in the income of subsidiary	(16)	(12)	-	8.1	(1.9)	-
Non-deductible loss on con- tribution of Holdings stock to defined benefit pension plan	(9)	-	-	4.4	-	-
Meals and entertainment disallowance	(8)	(9)	(11)	3.9	(1.4)	(8.5)
Other	(3)	(1)	(2)	1.6	(0.1)	(1.7)
Income tax benefit (expense), net	$(114)	$ 208	$ 35	56.8%	32.9%	26.6%

Holdings' initial public offering caused it to separate from our consolidated tax group. As a result, we are required to accrue income tax expense on our share of Holdings' net income after its initial public offering in all periods where we consolidate Holdings' operations. The impact of this is reflected above in tax on equity in the income of subsidiary.

During 2003, we contributed 7.4 million shares of Holdings common stock valued at approximately $100 million to our defined benefit pension plan. For tax purposes, our deduction was limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contribution, the nondeductible portion increased our tax expense by $9 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in millions):
	2003	2002

Spare parts and supplies, fixed assets and intangibles	$1,196	$ 994
Deferred gain	63	69
Capital and safe harbor lease activity	123	115
Other, net	225	164

Gross deferred tax liabilities	1,607	1,342

Accrued liabilities	(351)	(386)
Net operating loss carryforwards	(1,077)	(729)
Intangible assets (1)	-	(353)
Basis in subsidiary stock	(105)	(225)
Minimum tax credit carryforward	(4)	(4)

Gross deferred tax assets	(1,537)	(1,697)

Valuation allowance	219	219
Valuation allowance - net tax agreement obligation (1)	-	384

Net deferred tax liability	289	248

Less: current deferred tax asset	(157)	(165)

Non-current deferred tax liability	$ 446	$ 413

  There is no balance at December 31, 2003 due to the deconsolidation of Holdings.

In conjunction with Holdings' initial public offering, our tax basis in the stock of Holdings and the tax basis in ExpressJet's tangible and intangible assets were increased to fair value. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet will be required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We do not recognize for accounting purposes the benefit of the savings associated with ExpressJet's asset step-up until paid to us by ExpressJet due to the uncertainty of realization. ExpressJet paid us $17 million in 2003 related to the agreement, which is included in other nonoperating income.

At December 31, 2003, we had estimated tax NOLs of $3.0 billion for federal income tax purposes that will expire through 2023. Due to our ownership change on April 27, 1993, the ultimate utilization of our NOLs may be limited. Reflecting this limitation, we had a valuation allowance of $219 million at December 31, 2003 and 2002.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.74% for December 2003). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by certain built-in gains held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $51 million per year, before consideration of any built-in gains.

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

NOTE 13 - FLEET IMPAIRMENT LOSSES, SEVERANCE AND OTHER SPECIAL CHARGES

We recognized fleet impairment losses in 2003, 2002 and 2001, each of which was partially the result of the September 11, 2001 terrorist attacks and the related aftermath. As a result of the U.S. domestic airline industry environment and our continuing losses, we determined that indicators of impairment were present for certain fleet types in each year. We estimated undiscounted cash flows to be generated by each fleet type. Our cash flow estimates were based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying values of impaired aircraft and related items not recoverable were reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates.

In 2003, we recorded fleet impairment losses and other special charges of $100 million ($62 million after taxes). In the first quarter of 2003, we recorded fleet impairment losses and the special charges of $65 million ($41 million after taxes). This charge includes a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to then current fair value in 2002. The remainder of the charge consisted primarily of the write-down to market value of spare parts inventory for permanently grounded fleets. The first quarter 2003 charge reflects the impact of the war in Iraq and the resulting deterioration of the already weak revenue environment for the U.S. airline industry. These write-downs were necessary because the fair market values of the MD-80 and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines, combined with the relatively short remaining life of that fleet.

In the second quarter of 2003, we recorded a special charge of $14 million ($8 million after taxes) relating to the deferral of aircraft deliveries. In December 2003, we determined five previously grounded leased MD-80 aircraft to be permanently grounded and recorded a charge of $21 million ($13 million after income taxes) associated with future obligations for rent and return conditions, net of estimated sublease income, on those aircraft. We will record similar charges as the remaining 17 leased MD-80 aircraft exit revenue service and are permanently grounded.

During 2002, we recorded special charges totaling $242 million ($153 million after taxes) primarily related to the impairment of owned aircraft and the accrual of future obligations for leased aircraft which have been permanently grounded or were to be permanently grounded within 12 months following the charge. The charge included $93 million for the impairment of owned MD-80s and ATR-42s and $149 million for the accrual of future lease payments, return conditions and storage costs for DC 10-30s, MD-80s, ATR-42s and EMB-120s.

In 2001, we recorded a $124 million charge ($79 million after taxes) for fleet impairment losses, severance and other special charges including a fleet impairment loss of approximately $61 million associated primarily with the impairment of various owned aircraft and spare engines. The fleet impairment loss relates to DC 10-30, ATR-42, EMB-120 and Boeing 747 and 727 aircraft that we determined were impaired. This impairment of these fleet types was directly related to grounding of a majority, or in some cases all, of our aircraft within each of these fleet types. The charge related to assets to be disposed of by sale. The remaining special charge in 2001 included $29 million related to costs associated with company-offered leaves of absence and severance for furloughed employees as a result of reduced operations following the September 11, 2001 terrorist attacks, $17 million of additional costs for remediation of environment contamination at various airport locations, $9 million for future contractual obligations for leased property that was either being abandoned or was unutilized, $7 million for bad debt expense related to potential uncollectible receivables from other companies affected by the attacks of September 11, 2001 and $1 million for legal and accounting costs related to the terrorists attacks.

Activity related to the accruals for severance/leave of absence costs, environmental reserves, allowance for future lease payments, return condition and storage costs and closure/under-utilization of facilities for the years ended December 31 are as follows (in millions):
	Beginning Balance	Accrual	Payments	Other	Ending Balance

2003
Allowance for future lease payments, return conditions and storage costs	$107	$ 21	$(45)	$ -	$ 83
Closure/under-utilization of facilities	22	-	(5)	-	17
Environmental reserves	37	-	(1)	16	52

2002
Allowance for future lease payments, return conditions and storage costs	$ 20	$142	$(45)	$(10)	$107
Closure/under-utilization of facilities	26	-	(4)	-	22
Severance/leave of absence costs	11	-	(11)	-	-
Environmental reserves	36	2	(1)	-	37

2001
Allowance for future lease payments, return conditions and storage costs	$ 31	$ 5	$(16)	$ -	$ 20
Closure/under-utilization of facilities	23	9	(6)	-	26
Severance/leave of absence costs	-	29	(18)	-	11
Environmental reserves	11	17	-	8	36

We expect these accruals to be substantially paid by 2006.

Also in 2001, and as a consequence of the September 11, 2001 terrorist attacks, we recorded a special non-operating charge of $22 million ($13 million after taxes) related to the impairment of investments in two of our affiliates and the uncollectibility of related notes receivable. The affiliates were an internet travel agency that went out of business in late September 2001 and a small airline that was affected by the shutdown of all travel for several days following September 11, 2001. This charge is included in other nonoperating income in the accompanying consolidated statements of operations.

As of December 31, 2003, we had the following mainline aircraft out of service:

Aircraft Type	Total Aircraft	Owned	Leased

DC 10-30	5	2	3
MD-80	14	9	5
737-300	2	-	2

Total	21	11	10

The 11 owned out-of-service mainline aircraft are being carried at an aggregate fair market value of $22 million. As of December 31, 2003, we subleased two of the out-of-mainline service aircraft to third parties and we are currently exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of any disposition of these aircraft is dependent upon the stabilization of the economic environment in the airline industry as well as our ability to find purchasers or sublessees for the aircraft, which is limited in part because of a large surplus of similar aircraft available in the market. We cannot predict when such stabilization will occur or if purchasers or sublessees can be found, and it is possible that our assets could suffer additional impairment. We will record charges for future obligations for rent and return conditions, net of estimated sublease income, as the remaining MD-80 aircraft exit revenue service and are permanently grounded.

Additionally, we have 18 Embraer 120 turboprop aircraft and 22 ATR 42 turboprop aircraft out of service. We lease 32 and own eight of these aircraft. The eight owned aircraft are being carried at an aggregate fair value of $11 million. We currently sublease five of the leased out-of-service turboprop aircraft to third parties and are exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations, subject to the same uncertainties as the out-of-service mainline aircraft discussed above.

NOTE 14 - SECURITY FEE REIMBURSEMENT

In May 2003, we received and recognized in earnings $176 million in cash from the United States government pursuant to the Emergency Wartime Supplemental Appropriations Act enacted in April 2003. This amount is reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Highlights of the legislation are as follows:

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
    Our two most highly compensated executives' total compensation is limited, during the 12-month period beginning April 1, 2003, to the annual salary paid to those officers with respect to fiscal year 2002 (and any violation of this limitation will require us to repay the government most of the $176 million reimbursement described above). We have entered into agreements with our two most highly compensated executives permitting us to reduce their total compensation to comply with the restrictions of the supplemental appropriations bill. However, there are limited situations, such as a change in control of the company, the termination of such executives' employment or the retirement or voluntary resignation of the executive during the restricted period, that could result in our being unable to comply with those restrictions and thus being required to repay to the government substantially all of the amount of our reimbursement. We believe that the likelihood of these situations occurring is remote.

NOTE 15 - STABILIZATION ACT GRANT

On September 21, 2001, Congress passed, and the President subsequently signed into law, the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"), which provides, among other matters, for $5 billion in payments to compensate U.S. air carriers for losses incurred by the air carriers as a result of the September 11, 2001 terrorist attacks. The grant was for the direct losses incurred beginning on September 11, 2001, resulting from the FAA grounding and for incremental losses incurred through December 31, 2001 as a direct result of the attacks. We recognized a $417 million grant under the Stabilization Act for the year ended December 31, 2001. In 2002, we recorded a charge of $12 million to write down our receivable from the U.S. government based on our final application. Our total cash receipts under the grant were $405 million.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2003, we had firm commitments for 63 aircraft from Boeing, with an estimated cost of approximately $2.4 billion and options to purchase an additional 84 Boeing aircraft. During the second quarter of 2003, we agreed with Boeing to defer firm deliveries of 36 Boeing 737 aircraft that were originally scheduled for delivery in 2005, 2006 and 2007. These aircraft will now be delivered in 2008 and beyond. In connection with the deferrals, we recorded a second quarter special charge of $14 million. During the fourth quarter of 2003, we agreed with Boeing to substitute six 737-800 aircraft, to be delivered in the second half of 2005, for the final six 757-300 aircraft, originally scheduled for delivery in late 2004 and the first half of 2005. Additionally, we eliminated all remaining 757-300 and 767-200ER options, reduced our 777-200ER option count from three to one, and increased our 737 option positions by 12. As a result of these agreements with Boeing, we expect to take delivery of a total of 16 Boeing aircraft in 2004 (including five 757-300s), seven Boeing aircraft in 2005 and none in 2006 and 2007, with delivery of the remaining 40 aircraft occurring in 2008 and 2009.

We currently have agreements for the financing of six of the eleven 737-800 aircraft scheduled for delivery in 2004 and all five of the 757-300 aircraft scheduled for delivery in 2004, subject to customary conditions. We do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

As of December 31, 2003, ExpressJet had firm commitments for 50 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $1.0 billion. ExpressJet currently anticipates taking delivery of 21 regional jets in 2004. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they deliver to ExpressJet. We cannot predict whether passenger traffic levels will enable us to utilize fully regional jets scheduled for future delivery to ExpressJet.

Financings and Guarantees. We are the guarantor of approximately $1.6 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (excluding the City of Houston bonds and including the US Airways contingent liability, both discussed below). These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. These leasing arrangements are accounted for as operating leases in the consolidated financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E and a new international ticketing hall facility at Bush Intercontinental Airport. Upon completion of the entire project, Terminal E will contain 23 gates capable of both domestic and international operations. We began using seven gates for domestic operations in June 2003 and placed the remaining gates into service in early January 2004. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. Approximately $222 million of the bond proceeds had been expended as of December 31, 2003. During the construction period, we retain certain risks related to our own actions or inactions while managing portions of the construction. Potential obligations associated with these risks are generally limited based upon certain percentages of construction costs incurred to date.

We have also entered into a binding corporate guaranty with the bond trustee for the repayment of the principal and interest on the bonds that becomes partially effective (based on a pro rata share of bond proceeds) upon the completion of construction of the terminal or of the international ticketing hall facility. The corporate guarantee would also become effective if we fail to comply with the lease agreement (which is within our control), or if we terminate the lease agreement. Further, we have not assumed any condemnation risk, any casualty event risk (unless caused by us), or risk related to certain overruns (and in the case of cost overruns, our liability for the project would be limited to 89.9% of the capitalized costs) during the construction period of each respective phase. Accordingly, we are not considered the owner of the project for financial reporting purposes and, therefore, have not capitalized the construction costs or recorded the debt obligation in our consolidated financial statements. However, our potential obligation under the guarantee is for payment of the principal of $324 million and related interest charges, at an average rate of 6.78%. We expect the guaranty to become effective for a portion of the bonds relating to the terminal, in the amount of $271 million, during the first quarter of 2004.

We remain contingently liable, for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on special facilities revenue bonds issued by the Port Authority with an outstanding balance of $174 million at December 31, 2003 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we will be required to cure the default, and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.4 billion of floating rate debt at December 31, 2003. In several financing transactions, with an aggregate carrying value of $975 million, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $68 million at December 31, 2003.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Employees. As of December 31, 2003, we had approximately 37,680 full-time equivalent employees, consisting of approximately 16,710 customer service agents, reservations agents, ramp and other airport personnel, 7,270 flight attendants, 5,850 management and clerical employees, 3,960 pilots, 3,790 mechanics and 100 dispatchers. While there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 42% of whom are represented by unions.

Of those employees covered by collective bargaining agreements, approximately 94% presently have contracts under negotiation or becoming amendable in 2004. Our mechanics, represented by the Teamsters, ratified a new four-year collective bargaining agreement in December 2002 that made an adjustment to current pay and recognized current industry conditions. The agreement became amendable with respect to wages, pension and health insurance provisions on December 31, 2003. Negotiations commenced with the Teamsters regarding these subjects in December 2003 and are continuing. Work rules and other contractual items are established through 2006. The collective bargaining agreement between us and our dispatchers (who are represented by the TWU) became amendable in October 2003. Negotiations commenced with the TWU in September 2003 and are continuing. The collective bargaining agreement between us and our pilots (who are represented by the Air Line Pilots Association) became amendable in October 2002. After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced in September 2002 and are continuing. The collective bargaining agreement between us and our flight attendants (who are represented by the IAM) becomes amendable in October 2004. We continue to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time. Any labor disruptions which result in a prolonged significant reduction in flights could have a material adverse impact on our results of operations and financial condition.

ExpressJet is also currently engaged in labor negotiations with its pilots and mechanics. ExpressJet and its unions have requested the assistance of federal mediators in the negotiations. A labor disruption by either group resulting in a prolonged significant reduction in their flights could have a material adverse impact on our results of operations and financial condition.

Environmental Matters. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any receivables related to insurance recoveries at December 31, 2003.

We expect our total losses from environment matters to be $52 million, for which we were fully accrued at December 31, 2003. During 2003, we received insurance settlements totaling $16 million for future environmental claims. Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, liquidity or our results of operations.

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

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions. The amended complaint alleged an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs sought compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. On October 30, 2003, a summary judgment and order was granted in favor of all of the defendants. Plaintiffs filed their appeal to this judgment and order on November 5, 2003.

Several travel agents who opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Airlines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 12, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.

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

We and/or certain of our subsidiaries are defendants in various other lawsuits, including suits relating to certain environmental claims, and proceedings arising in the normal course of business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations and cash flows, it is our opinion, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2003, 2002 and 2001, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

Northwest Airlines, Inc. holds the one share of our Series B preferred stock issued and outstanding. In November 1998, we began implementing a long-term global alliance with Northwest involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Northwest $43 million, $34 million and $36 million in 2003, 2002 and 2001, respectively, and Northwest paid us $24 million, $30 million and $22 million in 2003, 2002 and 2001, respectively.

Two of our directors, Mr. Bonderman and William Price, may be deemed to indirectly control approximately 54% of the voting power of America West Holdings Corporation. In 1994, we entered into a series of agreements with America West Airlines, Inc., a subsidiary of America West Holdings Corporation, related to codesharing and ground handling activities such as passenger check-in and ticketing and baggage handling and delivery. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, we paid America West Airlines $5 million, $18 million and $25 million in 2003, 2002 and 2001, respectively, and they paid us $16 million, $24 million and $30 million in 2003, 2002 and 2001, respectively. The majority of these agreements were terminated in 2002, although agreements for services at certain airports are continuing.

As of December 31, 2003, we had an approximate 9% equity interest in Orbitz, a comprehensive travel planning website, as more fully discussed in Note 7. We paid Orbitz approximately $5 million, $3 million and $2 million for services during 2003, 2002 and 2001, respectively. Consumers booked approximately $229 million, $171 million and $55 million of air travel on us via Orbitz in 2003, 2002 and 2001, respectively. Other airlines also own equity interests in Orbitz and distribute air travel tickets through Orbitz. The distribution services provided by Orbitz are considered normal to the daily operations of both Orbitz and us.

In 2002, we extended through January 7, 2006 our marketing agreement with Hotwire, Inc., a web-based travel services company, pursuant to which we make available to Hotwire tickets for air travel. Other airlines also sell air travel tickets to Hotwire. We sold Hotwire approximately $38 million, $33 million and $19 million of tickets during 2003, 2002 and 2001, respectively, and, in January 2002, we purchased $2 million of redeemable preferred stock of Hotwire in a transaction in which other airlines made similar investments. Prior to the sale of their indirect interests in Hotwire during 2003, Messrs. Bonderman and Price controlled approximately 27% of Hotwire's general voting power. We sold our interest in Hotwire for $42 million in cash in 2003, as more fully discussed in Note 7. The distribution services provided to us by Hotwire are considered normal to both their and our daily operations.

During each of 2003 and 2002, we paid approximately $43 million to Gate Gourmet International AG for catering services considered normal to the daily operations of both Gate Gourmet and us. Messrs. Bonderman and Price may be deemed to indirectly control substantially all of the voting securities of Gate Gourmet.

NOTE 18 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. Both reportable segments are engaged in the business of transporting passengers and cargo, but have different operating and economic characteristics which are separately reviewed by our management. The mainline segment involves flights to cities with larger capacity aircraft. The regional segment involves flights with smaller capacity aircraft from smaller cities to the mainline jet hubs to feed traffic into the mainline network. We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). Since certain assets can be readily moved between the two segments and are often shared, we do not report information about total assets or capital expenditures between the segments.

Financial information for the year ended December 31 by business segment is set forth below (in millions):
	2003	2002	2001

Operating Revenue:
Mainline	$7,559	$7,432	$8,094
Regional	1,311	970	875
Total Consolidated	$8,870	$8,402	$8,969

Depreciation and amortization expense:
Mainline	$ (416)	$ (403)	$ (426)
Regional	(28)	(41)	(41)
Total Consolidated	$ (444)	$ (444)	$ (467)

Special Charges (Note 13):
Mainline	$ (91)	$ (184)	$ (91)
Regional	(9)	(58)	(33)
Total Consolidated	$ (100)	$ (242)	$ (124)

Stabilization Act grant (Note 15):
Mainline	$ -	$ (13)	$ 392
Regional	-	1	25
Total Consolidated	$ -	$ (12)	$ 417

Operating Income (Loss):
Mainline	$ 234	$ (154)	$ 303
Regional	(31)	(158)	(159)
Total Consolidated	$ 203	$ (312)	$ 144

Interest Expense:
Mainline	$ (372)	$ (350)	$ (286)
Regional	(27)	(37)	(52)
Intercompany Eliminations	6	15	27
Total Consolidated	$ (393)	$ (372)	$ (311)

	2003	2002	2001

Interest Income:
Mainline	$ 16	$ 22	$ 41
Regional	9	17	31
Intercompany Eliminations	(6)	(15)	(27)
Total Consolidated	$ 19	$ 24	$ 45

Income Tax Benefit (Expense):
Mainline	$ (110)	$ 160	$ (27)
Regional	(4)	48	62
Total Consolidated	$ (114)	$ 208	$ 35

Net Income (Loss):
Mainline	$ 131	$ (300)	$ 17
Regional	(93)	(151)	(112)
Total Consolidated	$ 38	$ (451)	$ (95)

The amounts presented above for the regional segment are not the same as the amounts reported in stand-alone financial statements of Holdings. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue include a pro-rated share of our ticket revenue for segments flown by Holdings and expenses include all activity related to the regional operations, regardless of whether the costs were paid by us or by Holdings. Net income (loss) for the regional segment for 2003 and 2002 include a $49 million and $28 million, respectively, after tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations.

Holdings' stand-alone financial statements and the calculation of our equity in Holdings' earnings (post deconsolidation) and minority interest (pre-deconsolidation) in our consolidated financial statements are based on Holdings' results of operations under the capacity purchase agreement which became effective January 1, 2001. Under this agreement, we pay Holdings for each scheduled block hour based on an agreed formula as discussed in Note 4. On this basis, selected Holdings' results of operations were as follows for the year ended December 31 (in millions):

	2003	2002	2001

Revenue	$1,311	$1,089	$980
Operating Income (Loss) Before Taxes and Dividends	175	139	80
Net Income	108	84	48
Capital Expenditures	49	55	53
Total Assets	510	434	430

Information concerning operating revenue for the year ended December 31 by principal geographic areas is as follows (in millions):
	2003	2002	2001

Domestic (U.S.)	$6,050	$5,570	$6,108
Atlantic	1,203	1,205	1,179
Latin America	1,050	1,016	1,024
Pacific	567	611	658

	$8,870	$8,402	$8,969

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment. Our tangible assets and capital expenditures consist primarily of flight equipment, which is mobile across geographic markets and, therefore, has not been allocated.

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2003 and 2002 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2003
Operating revenue	$2,042	$2,216	$2,365	$2,248
Operating income (loss)	(224)	238	174	16
Nonoperating income (expense), net	(90)	(79)	87	80
Net income (loss)	(221)	79	133	47

Earnings (loss) per share (a):
Basic	$(3.38)	$ 1.20	$ 2.04	$ 0.72
Diluted	$(3.38)	$ 1.10	$ 1.83	$ 0.67

2002
Operating revenue	$1,993	$2,192	$2,178	$2,038
Operating income (loss)	(187)	(115)	46	(56)
Nonoperating expense, net	(71)	(83)	(77)	(88)
Net loss	(166)	(139)	(37)	(109)

Basic and diluted loss per share (a)	$(2.61)	$(2.18)	$(0.58)	$(1.67)
  The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

The quarterly results are impacted by the following significant items:

During the first quarter of 2003, we recorded $65 million of special charges related to additional impairment of our fleet of owned MD-80s and the write-down to market value of spare parts inventory for permanently grounded fleet.

In the second quarter of 2003, we recorded $176 million income related to the security fee reimbursement received from the U.S. government and a special charge for $14 million related to the deferral of aircraft deliveries.

In the third quarter of 2003, we recognized gains of $173 million related to dispositions of Holdings stock.

In the fourth quarter of 2003, we recorded gains of $132 million related to our Hotwire and Orbitz investments, after related compensation expense and including an adjustment to fair value of the remaining investment in Orbitz, and a special charge of $21 million related to five permanently grounded MD-80 aircraft. Also in the fourth quarter of 2003, we adjusted our estimates of the frequent flyer mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million.

During the first quarter of 2002, we recorded $90 million of special charges related to the permanent grounding of our DC 10-30 fleet.

During the second quarter of 2002, we recorded fleet disposition and impairment losses of $152 million, primarily related to the impairment and accrual of lease exit costs of our MD-80 and turboprop fleet, and a charge of $12 million to write down our receivable under the Stabilization Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2003 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended December 31, 2003, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on March 12, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on March 12, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on March 12, 2004 and from Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on March 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on March 12, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K.

  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Auditors
  Consolidated Statements of Operations for each of the Three Years in the Period Ended
  December 31, 2003
  Consolidated Balance Sheets as of December 31, 2003 and 2002
  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
  December 31, 2003
  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2003
  Notes to Consolidated Financial Statements

  Financial Statement Schedule:

  Report of Independent Auditors
  Schedule II - Valuation and Qualifying Accounts

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  Reports on Form 8-K:
(i)

  Report dated October 1, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our September 2003 performance and our estimated consolidated breakeven load factor for October 2003.

(ii)

  Report dated October 16, 2003, reporting Item 9. "Regulation FD Disclosure" and Item 12. "Results of Operation and Financial Condition". No financial statements were filed with the report, which included a press release announcing our financial results for the third quarter of 2003 and a letter to investors and analysts related to our financial and operational outlook for the remainder of 2003 and a capacity forecast for 2004.

(iii)

  Report dated November 3, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our October 2003 performance and our estimated consolidated breakeven load factor for November 2003.

(iv)

  Report dated November 10, 2003, for the sole purpose of re-filing (1) Supplemental Agreement No. 28 to Purchase Agreement No. 1951 between Continental Airlines, Inc. and The Boeing Company, dated as of April 1, 2003, relating to the purchase of Boeing 737 aircraft, (2) Amendment No. 28 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc., dated as of February 20, 2003, relating to the purchase of EMB 145 aircraft, and (3) Amendment No. 29 to P.A. 3/96, dated as of February 26, 2003.

(v)

  Report dated November 12, 2003, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with the report, which included data presented by certain of our executive officers at a conference.

(vi)

  Report dated November 12, 2003, reporting Item 5. "Other Events". Report announcing that the combined amount of ExpressJet Holdings, Inc. ("XJT") owned by the Company and its pension plan had fallen below 41% of all outstanding XJT common stock resulting in deconsolidation of XJT from our financial statements, and including unaudited pro forma financial information reflecting the deconsolidation of XJT.

(vii)

  Report dated December 1, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included a press release reporting our November 2003 performance and our estimated consolidated breakeven load factor for December 2003.

(viii)

  Report dated December 10, 2003, reporting Item 9. "Regulation FD Disclosure". No financial statements were filed with the report, which included a letter to investors and analysts related to our financial and operational outlook for the remainder of 2003 and a capacity forecast for 2004.

(ix)

  Report dated December 10, 2003, reporting Item 7. "Financial Statements and Exhibits," for the sole purpose of filing exhibits to our Registration Statement on Form S-3 (File No. 333-67886) relating to the offering of our Pass-through Certificates, Series 2003-ERJ1.

(x)

  Report dated December 19, 2003, reporting Item 5. "Other Events". No financial statements were filed with the report, which included disclosure relating to our sale of approximately 28% of our investment in Orbitz in connection with its initial public offering.

  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 20, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
January 20, 2004

CONTINENTAL AIRLINES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002, and 2001
(In millions)
	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Other Adjustments		Balance at End of Year

2003
Allowance for Doubtful Accounts	$ 30	$ 1	$(12)	$ -		$ 19
Allowance for Obsolescence	98	15	(5)	(10)	(1)	98
Valuation Allowance on Deferred Tax Asset	219	-	-	-		219
Valuation Allowance - Net Tax Agreement Obligations	384	-	-	(384)	(1)	-

2002
Allowance for Doubtful Accounts	27	20	(18)	1		30
Allowance for Obsolescence	80	17	(4)	5		98
Valuation Allowance on Deferred Tax Asset	245	-	(26)	-		219
Valuation Allowance - Net Tax Agreement Obligation	-	-	-	384		384

2001
Allowance for Doubtful Accounts	20	9	(8)	6		27
Allowance for Obsolescence	67	25	(8)	(4)		80
Valuation Allowance on Deferred Tax Asset	263	-	(18)	-		245

  Relates to the deconsolidation of ExpressJet Holdings, Inc. on November 12, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  February 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 3, 2004.
Signature	Capacity

/s/ GORDON M. BETHUNE	Chairman and Chief Executive Officer
Gordon M. Bethune	(Principal Executive Officer)

/s/ JEFFREY J. MISNER	Senior Vice President and
Jeffrey J. Misner	Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

THOMAS J. BARRACK, JR.*	Director
Thomas J. Barrack, Jr.

DAVID BONDERMAN*	Director
David Bonderman

KIRBYJON CALDWELL*	Director
Kirbyjon Caldwell

PATRICK FOLEY*	Director
Patrick Foley

/s/ LAWRENCE W. KELLNER	Director
Lawrence W. Kellner

DOUGLAS McCORKINDALE*	Director
Douglas McCorkindale

HENRY L. MEYER III*	Director
Henry L. Meyer III

GEORGE G. C. PARKER*	Director
George G. C. Parker

RICHARD W. POGUE*	Director
Richard W. Pogue

WILLIAM S. PRICE III*	Director
William S. Price III

KAREN HASTIE WILLIAMS*	Director
Karen Hastie Williams

RONALD B. WOODARD*	Director
Ronald B. Woodard

CHARLES A. YAMARONE*	Director
Charles A. Yamarone

*By /s/ Jennifer L. Vogel

Jennifer L. Vogel
Attorney in fact
February 3, 2004

INDEX TO EXHIBITS OF
CONTINENTAL AIRLINES, INC.
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

3.1(c)

Corrected Certificate of Designations of Series B Preferred Stock -- incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323) (the "2003 Q-1 10-Q").

3.2	Bylaws of Continental, as amended to date -- incorporated by reference to Exhibit 3.2 to the 2000 10-K.

3.2(a)	Bylaws of Continental, as amended through February 26, 2003 -- incorporated by reference to Exhibit 3.2 to the 2003 Q-1 10-Q.

4.1	Specimen Series B Preferred Stock Certificate of Continental -- incorporated by reference to Exhibit 3.1(c) to the 2000 10-K.

4.2	Specimen Class B Common Stock Certificate of Continental -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").

4.3

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

10.1(c)

Supplemental Agreement No. 7 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K (File no. 1-10323) for the year ended December 31, 1988 (the "1988 10-K").

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

10.1(h)	Supplemental Agreement No. 18 to the Terminal C Lease -- as incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q.

10.1(i)	Supplemental Agreement No. 19 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to the 2003 Q-3 10-Q.

10.1(j)

Supplemental Agreement No. 20 - to the Terminal C Lease -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File no. 1-10323) (the "2003 Q-3 10-Q").

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

10.2(e)

Supplement to Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001 -- incorporated by reference to Exhibit 10.2(e) to Continental's Annual Report on Form 10-K for the year ended December 31, 2002 (File no. 1-10323) (the "2002 10-K").

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

10.4(b)*

Agreement between the Company and Gordon M. Bethune, dated May 19, 2003 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report for the quarter ended June 30, 2003 (File no. 1-10323) (the "2003 Q-2 10-Q").

10.5*	Employment Agreement dated as of July 25, 2000 between Continental and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.3 to the 2000 Q-3 10-Q.

10.5(a)*	Letter Agreement between Continental and Mr. Kellner, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.2 to the 2002 Q-2 10-Q.

10.5(b)*	Agreement between Continental and Lawrence Kellner, dated May 19, 2003 -- incorporated by reference to Exhibit 10.3 to the 2003 Q-3 10-Q.

10.6*	Employment Agreement dated as of July 25, 2000 between Continental and Janet Wejman. (3)

10.6(a)*	Letter Agreement between Continental and Ms. Wejman, dated as of April 9, 2002. (3)

10.6(b)*	Early Retirement Agreement between Continental and Janet Wejman effective as of January 1, 2004. (3)

10.7*	Employment Agreement dated as of July 25, 2000 between Continental and Jeffery A. Smisek -- incorporated by reference to Exhibit 10.5 to the 2000 Q-3 10-Q.

10.7(a*)	Letter Agreement between Continental and Mr. Smisek, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-2 10-Q.

10.8*	Employment Agreement dated as of July 25, 2000 between Continental and Michael H. Campbell -- incorporated by reference to Exhibit 10.7 to the 2001 10-K.

10.8(a)*	Letter Agreement between Continental and Mr. Campbell, dated as of April 9, 2002 -- incorporated by reference to Exhibit 10.5 to the 2002 Q-2 10-Q.

10.9*	Employment Agreement dated as of July 25, 2000 between Continental and David Grizzle. (3)

10.9(a)*	Letter Agreement between Continental and Mr. Grizzle dated as of April 9, 2002. (3)

10.10*	Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.10(a)*	Form of Employee Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.10(b)*	Form of Outside Director Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.11*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.11(a)*	Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.11(b)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.11(c)*	Form of Restricted Stock Agreement pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.9 to the 2002 Q-2 10-Q.

10.12*	Amendment and Restatement of the 1994 Incentive Plan and the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.13*	Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297).

10.13(a)*

Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 1-10323) (the "2001 Q-2 10-Q").

10.13(b)*	Form of Employee Stock Option Grant pursuant to the 1998 Incentive Plan, as amended -- incorporated by reference to Exhibit 10.2 to the 2001 Q-3 10-Q.

10.13(c)*	Form of Restricted Stock Agreement pursuant to the 1998 Incentive Plan -- incorporated by reference to Exhibit 10.10 to the 2002 Q-2 10-Q.

10.14*

Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") -- incorporated by reference to Exhibit 10.1 to Continental's  Quarterly  Report on Form 10-Q for the quarter ended March 31, 2002 (File no.  1-10323) (the "2002 Q-1 10-Q").

10.14(a)*	Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.14(b)*	Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.14(c)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.15*	Continental Airlines, Inc. Executive Bonus Performance Award Program, as amended and restated -- incorporated by reference to Exhibit 10.2 to the 2002 Q-1 10-Q.

10.15(a)*	Form of Executive Bonus Performance Award Notice -- incorporated by reference to Exhibit 10.15(a) to the 2000 10-K.

10.15(b)*	Amendment to Executive Bonus Performance Award Program, effective as of December 10, 2003. (3)

10.16*	Special Bonus Program for Key Management for the First Quarter of 2002 -- incorporated by reference to Exhibit 10.6 to the 2002 Q-2 10-Q.

10.16(a)*	Special Bonus Program for Key Management for the Second, Third and Fourth Quarters of 2002 -- incorporated by reference to Exhibit 10.7 to the 2002 Q-2 10-Q.

10.16(b)*	Special Bonus Program for Key Management for 2003 -- incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q.

10.17*	Continental Airlines, Inc. Long Term Incentive Performance Award Program as amended and restated through February 10, 2003 -- incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q.

10.17(a)*	Form of Long Term Incentive Performance Award Notice -- incorporated by reference to Exhibit 10.16(a) to the 2000 10-K.

10.17(b)*	Amendment to Long-Term Incentive Performance Award Program, effective as of December 10, 2003. (3)

10.18*	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended -- incorporated by reference to Exhibit 10.7(a) to the 2001 Q-3 10-Q.

10.18(a)*	Form of Officer Retention and Incentive Award Notice -- incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.19*	Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors -- incorporated by reference to Exhibit 10.18 to the 2000 10-K.

10.20*	Letter agreement dated September 26, 2001 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.9 to the 2001 Q-3 10-Q.

10.21*	Letter agreement dated September 26, 2001 between the Company and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.10 to the 2001 Q-3 10-Q.

10.22

Purchase Agreement No. 1783, including exhibits and side letters, between the Company and The Boeing Company ("Boeing"), effective April 27, 1993, relating to the purchase of Boeing 757 aircraft ("P.A. 1783") -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File no. 1-10323). (1)

10.22(a)

Supplemental Agreement No. 4 to P.A. 1783, dated March 31, 1995 -- incorporated by reference to Exhibit 10.12(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1994 (File no. 1-10323). (1)

10.22(b)

Supplemental Agreement No. 6 to P.A. 1783, dated June 13, 1996 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ending June 30, 1996 (File no. 1-10323) (the "1996 Q-2 10-Q"). (1)

10.22(c)	Supplemental Agreement No. 7 to P.A. 1783, dated July 23, 1996 -- incorporated by reference to Exhibit 10.6(a) to the 1996 Q-2 10-Q. (1)

10.22(d)

Supplemental Agreement No. 8 to P.A. 1783, dated October 27, 1996 -- incorporated by reference to Exhibit 10.11(d) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 1-10323) (the "1996 10-K"). (1)

10.22(e)

Letter Agreement No. 6-1162-GOC-044 to P.A. 1783, dated March 21, 1997 -- incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 1-10323) (the "1997 Q1 10-Q"). (1)

10.22(f)

Supplemental Agreement No. 9 to P.A. 1783, dated August 13, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File no. 1-10323). (1)

10.22(g)	Supplemental Agreement No. 10, including side letters, to P.A. 1783, dated October 10, 1997 -- incorporated by reference to Exhibit 10.13(g) to the 1997 10-K. (1)

10.22(h)

Supplemental Agreement No. 11, including exhibits and side letters, to P.A. 1783, dated July 30, 1998 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-10323) (the "1998 Q-3 10-Q"). (1)

10.22(i)	Supplemental Agreement No. 12, including side letter, to P.A. 1783, dated September 29, 1998 -- incorporated by reference to Exhibit 10.23(i) to the 1998 10-K. (1)

10.22(j)	Supplemental Agreement No. 13 to P.A. 1783, dated November 16, 1998 -- incorporated by reference to Exhibit 10.23(j) to the 1998 10-K. (1)

10.22(k)	Supplemental Agreement No. 14, including side letter, to P.A. 1783, dated December 17, 1998 -- incorporated by reference to Exhibit 10.23(k) to the 1998 10-K. (1)

10.22(l)	Supplemental Agreement No. 15, including side letter, to P.A. 1783, dated February 18, 1999 -- incorporated by reference to Exhibit 10.3 to the 1999 Q-1 10-Q. (1)

10.22(m)	Supplemental Agreement No. 16, including side letter, to P.A. 1783, dated July 2, 1999 -- incorporated by reference to Exhibit 10.7 to the 1999 Q-3 10-Q. (1)

10.23

Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") -- incorporated by reference to Exhibit 10.8 to the 1996 Q-2 10-Q. (1)

10.23(a)	Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 -- incorporated by reference to Exhibit 10.14(a) to the 1996 10-K. (1)

10.23(b)	Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 -- incorporated by reference to Exhibit 10.3 to the 1997 Q1 10-Q. (1)

10.23(c)	Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 -- incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.23(d)	Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.23(e)

Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 1-10323). (1)

10.23(f)	Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 -- incorporated by reference to Exhibit 10.1 to the 1998 Q-3 10-Q. (1)

10.23(g)	Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 -- incorporated by reference to Exhibit 10.24(g) to the 1998 10-K. (1)

10.23(h)	Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 -- incorporated by reference to Exhibit 10.24(h) to the 1998 10-K. (1)

10.23(i)

Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-10323). (1)

10.23(j)	Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 -- incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.23(k)	Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 -- incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.23(l)	Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 -- incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.23(m)	Supplemental Agreement No. 12, including side letters, to P.A. 1951, dated July 2, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (1)

10.23(n)	Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999 -- incorporated by reference to Exhibit 10.25(n) to the 1999 10-K. (1)

10.23(o)	Supplemental Agreement No. 14 to P.A. 1951, dated December 13, 1999 -- incorporated by reference to Exhibit 10.25(o) to the 1999 10-K. (1)

10.23(p)

Supplemental Agreement No. 15, including side letters, to P.A. 1951, dated January 13, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 1-10323) (the "2000 Q-1 10-Q"). (1)

10.23(q)	Supplemental Agreement No. 16, including side letters, to P.A. 1951, dated March 17, 2000 -- incorporated by reference to the 2000 Q-1 10-Q. (1)

10.23(r)

Supplemental Agreement No. 17, including side letters, to P.A. 1951, dated May 16, 2000 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 1-10323). (1)

10.23(s)

Supplemental Agreement No. 18, including side letters, to P.A. 1951, dated September 11, 2000 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323). (1)

10.23(t)	Supplemental Agreement No. 19, including side letters, to P.A. 1951, dated October 31, 2000 -- incorporated by reference to Exhibit 10.20(t) to the 2000 10-K. (1)

10.23(u)	Supplemental Agreement No. 20, including side letters, to P.A. 1951, dated December 21, 2000 -- incorporated by reference to Exhibit 10.20(u) to the 2000 10-K. (1)

10.23(v)

Supplemental Agreement No. 21, including side letters, to P.A. 1951, dated March 30, 2001 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File no. 1-10323) (the "2001 Q-1 10-Q"). (1)

10.23(w)	Supplemental Agreement No. 22, including side letters, to P.A. 1951, dated May 23, 2001 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-2 10-Q. (1)

10.23(x)	Supplemental Agreement No. 23, including side letters, to P.A. 1951, dated June 29, 2001 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-2 10-Q. (1)

10.23(y)	Supplemental Agreement No. 24, including side letters, to P.A. 1951, dated August 31, 2001 -- incorporated by reference to Exhibit 10.11 to the 2001 Q-3 10-Q. (1)

10.23(z)	Supplemental Agreement No. 25, including side letters, to P.A. 1951, dated December 31, 2001 -- incorporated by reference to Exhibit 10.22(z) to the 2001 10-K. (1)

10.23(aa)	Supplemental Agreement No. 26, including side letters, to P.A. 1951, dated March 29, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.23(ab)	Supplemental Agreement No. 27, including side letters, to P.A. 1951, dated November 6, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.23(ac)	Supplemental Agreement No. 28, including side letters, to P.A. 1951, dated April 1, 2003 -- as incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q. (1)

10.23(ad)	Supplemental Agreement No. 29, including side letters, to P.A. 1951, dated August 19, 2003 - as incorporated by reference to Exhibit 10.2 to the 2003 Q-3 10-Q. (1)

10.23(ae)	Supplemental Agreement No. 30 to P.A. 1951, dated as of November 4, 2003. (2)(3)

10.24	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.24(a)

Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company -- incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.25

Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") -- incorporated by reference to Exhibit 10.16 to the 1997 10-K. (1)

10.25(a)	Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 -- incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

10.25(b)	Supplemental Agreement No. 2 to P.A. 2060 dated June 8, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-2 10-Q. (1)

10.25(c)	Supplemental Agreement No. 3 to P.A. 2060 dated October 31, 2000 -- incorporated by reference to Exhibit 10.22(c) to the 2000 10-K. (1)

10.25(d)	Supplemental Agreement No. 4 to P.A. 2060 dated December 1, 2000 -- incorporated by reference to Exhibit 10.22(d) to the 2000 10-K. (1)

10.25(e)	Supplemental Agreement No. 5 to P.A. 2060, dated February 14, 2001 -- incorporated by reference to Exhibit 10.2 to the 2001 Q-1 10-Q. (1)

10.25(f)	Supplemental Agreement No. 6 to P.A. 2060, dated July 11, 2001 -- incorporated by reference to Exhibit 10.12 to the 2001 Q-3 10-Q. (1)

10.25(g)	Supplemental Agreement No. 7 to P.A. 2060, dated August 31, 2001 -- incorporated by reference to Exhibit 10.13 to the 2001 Q-3 10-Q. (1)

10.25(h)	Supplemental Agreement No. 8 to P.A. 2060, dated December 31, 2001 -- incorporated by reference to Exhibit 10.24(h) to the 2001 10-K. (1)

10.25(i)

Supplemental Agreement No. 9 to P.A. 2060, dated August 5, 2002 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report for the quarter ended September 30, 2002 (File no. 1-10323) (the "2002 Q-3 10-Q"). (1)

10.26

Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") -- incorporated by reference to Exhibit 10.17 to the 1997 10-K. (1)

10.26(a)	Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 -- incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.26(b)	Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 -- incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.26(c)	Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 -- incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.26(d)	Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 -- incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.26(e)	Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 -- incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.26(f)	Supplemental Agreement No. 6 to P.A. 2061, dated June 25, 2002 -- incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.26(g)	Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 -- incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.26(h)	Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 -- incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.26(i)	Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 -- incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.26(j)	Supplemental Agreement No. 10 to P.A. 2061, dated as of November 4, 2003. (2)(3)

10.27

Purchase Agreement No. 2211, including exhibits and side letters thereto, between the Company and Boeing, dated November 16, 1998, relating to the purchase of Boeing 767 aircraft ("P.A. 2211") -- incorporated by reference to Exhibit 10.28 to the 1998 10-K. (1)

10.27(a)	Supplemental Agreement No. 1, including side letters to P.A. 2211, dated July 2, 1999 -- incorporated by reference to Exhibit 10.9 to the 1999 Q-2 10-Q. (1)

10.27(b)	Supplemental Agreement No. 2, including side letters to P.A. 2211, dated October 31, 2000 -- incorporated by reference to Exhibit 10.24(b) to the 2000 10-K. (1)

10.27(c)	Supplemental Agreement No. 3, including side letters, to P.A. 2211, dated February 14, 2001 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-1 10-Q. (1)

10.27(d)	Supplemental Agreement No. 4, including side letters, to P.A. 2211, dated April 20, 2001 -- incorporated by reference to Exhibit 10.6 to the 2001 Q-2 10-Q. (1)

10.27(e)	Supplemental Agreement No. 5, including side letters, to P.A. 2211, dated August 31, 2001 -- incorporated by reference to Exhibit 10.14 to the 2001 Q-3 10-Q. (1)

10.27(f)	Supplemental Agreement No. 6 to P.A. 2211, dated August 5, 2002 -- incorporated by reference to Exhibit 10.1 to the 2002 Q-3 10-Q. (1)

10.27(g)	Supplemental Agreement No. 7 to P.A. 2211, dated as of November 4, 2003. (2)(3)

10.28

Purchase Agreement No. 2333, including exhibits and side letters thereto, between the Company and Boeing, dated December 29, 2000, relating to the purchase of Boeing 757 aircraft ("P.A. 2333") -- incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.28(a)	Supplemental Agreement No. 1, including exhibits and side letters, to P.A. 2333, dated March 29, 2002 -- incorporated by reference to Exhibit 10.5 to the 2002 Q-1 10-Q. (1)

10.28(b)	Supplemental Agreement No. 2 to P.A. 2333, dated as of November 4, 2003. (2)(3)

10.29

Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 -- incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.30

Letter Agreement No. 11 between the Company and General Electric Company, dated December 22, 1997, relating to certain long-term engine purchase commitments of the Company -- incorporated by reference to Exhibit 10.23 to the 1997 10-K. (1)

10.31

Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. -- incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

10.32

Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002 -- incorporated by reference to Exhibit 10.11 to the 2002 Q-2 10-Q. (1)

10.32(a)

First Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003 -- incorporated by reference to Exhibit 10.1 to the 2003 Q-1 10-Q.

10.32(b)	Second Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of December 9, 2003. (2)(3)

10.33

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

10.33(a)	Amendment No. 1 to P.A. 3/96 dated September 26, 1996 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(b)	Amendment No. 2 to P.A. 3/96 dated May 22, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(c)	Amendment No. 3 to P.A. 3/96 dated August 20, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(d)	Amendment No. 4 to P.A. 3/96 dated October 1, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(e)	Amendment No. 5 to P.A. 3/96 dated November 12, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(f)	Amendment No. 6 to P.A. 3/96 dated August 19, 1998 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(g)	Amendment No. 7 to P.A. 3/96 dated February 19, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(h)	Amendment No. 8 to P.A. 3/96 dated March 31, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(i)	Amendment No. 9 to P.A. 3/96 dated October 29, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(j)	Amendment No. 10 to P.A. 3/96 dated October 20, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(k)	Amendment No. 11 to P.A. 3/96 dated December 15, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(l)	Amendment No. 12 to P.A. 3/96 dated February 18, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(m)	Amendment No. 13 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(n)	Amendment No. 14 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(o)	Amendment No. 15 to P.A. 3/96 dated July 25, 2000 -- incorporated by reference to Exhibit 10.33(o) to the 2000 10-K. (1)

10.33(p)	Amendment No. 16 to P.A. 3/96 dated July 24, 2000 -- incorporated by reference to Exhibit 10.33(p) to the 2000 10-K. (1)

10.33(q)	Amendment No. 17 to P.A. 3/96 dated November 7, 2000 -- incorporated by reference to Exhibit 10.33(q) to the 2000 10-K. (1)

10.33(r)	Amendment No. 18 to P.A. 3/96 dated November 17, 2000 -- incorporated by reference to Exhibit 10.33(r) to the 2000 10-K. (1)

10.33(s)	Amendment No. 19 to P.A. 3/96 dated July 31, 2001 -- incorporated by reference to Exhibit 10.35(s) to the 2001 10-K. (1)

10.33(t)	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 -- incorporated by reference to Exhibit 10.35(t) to the 2001 10-K. (1)

10.33(u)	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 -- incorporated by reference to Exhibit 10.35(u) to the 2001 10-K. (1)

10.33(v)	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 -- incorporated by reference to Exhibit 10.35(v) to the 2001 10-K. (1)

10.33(w)	Amendment No. 23 to P.A. 3/96 dated February 28, 2002 -- incorporated by reference to Exhibit 10.6 to the 2002 Q-1 10-Q. (1)

10.33(x)	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 -- incorporated by reference to Exhibit 10.7 to the 2002 Q-1 10-Q. (1)

10.33(y)	Amendment No. 25 to P.A. 3/96 dated July 9, 2002 -- incorporated by reference to Exhibit 10.3 to the 2002 Q-3 10-Q. (1)

10.33(z)	Amendment No. 26 to P.A. 3/96 dated August 30, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.33(aa)	Amendment No. 27 to P.A. 3/96 dated December 28, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.33(ab)	Amendment No. 28 to P.A. 3/96 dated February 20, 2003 -- as incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q. (1)

10.33(ac)	Amendment No.29 to P.A. 3/96 dated February 26, 2003 -- as incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q.

10.34	Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet ("L.A. 4/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.34(a)	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 -- incorporated by reference to Exhibit 10.34(a) to the 2000 10-K.

10.34(b)

Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated August 31, 1996 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.34(b) to the 2000 10-K. (1)

10.34(c)

Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.36(c) to the 2001 10-K. (1)

10.35	Letter of Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, ExpressJet and Embraer ("L.A. 4A/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1.

10.36	Letter Agreement DCT 059/2000 dated October 27, 2000 between ExpressJet and Embraer -- incorporated by reference to Exhibit 10.36 to the 2000 10-K. (1)

10.37	Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and ExpressJet ("P.A. 54/98") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(a)	Amendment No. 1 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(b)	Amendment No. 2 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(c)	Amendment No. 3 to P.A. 54/98 dated October 21, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(d)	Amendment No. 4 to P.A. 54/98 dated January 31, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(e)	Amendment No. 5 to P.A. 54/98 dated February 15, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(f)	Amendment No. 6 to P.A. 54/98 dated April 17, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.37(g)	Amendment No. 7 to P.A. 54/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.37(g) to the 2000 10-K. (1)

10.37(h)	Amendment No. 8 to P.A. 54/98 dated November 7, 2000 -- incorporated by reference to Exhibit 10.37(h) to the 2000 10-K. (1)

10.37(i)	Amendment No. 9 to P.A. 54/98 dated September 20, 2000 -- incorporated by reference to Exhibit 10.37(i) to the 2000 10-K. (1)

10.37(j)	Amendment No. 10 to P.A. 54/98 dated November 17, 2000 -- incorporated by reference to Exhibit 10.37(j) to the 2000 10-K. (1)

10.37(k)	Amendment No. 11 to P.A. 54/98 dated July 31, 2001 -- incorporated by reference to Exhibit 10.39(k) to the 2001 10-K. (1)

10.37(l)	Amendment No. 12 to P.A. 54/98 dated July 31, 2001 -- incorporated by reference to Exhibit 10.39(l) to the 2001 10-K. (1)

10.37(m)	Amendment No. 13 to P.A. 54/98 dated October 10, 2001 -- incorporated by reference to Exhibit 10.39(m) to the 2001 10-K. (1)

10.37(n)	Amendment No. 14 to P.A. 54/98 dated January 24, 2002 -- incorporated by reference to Exhibit 10.39(n) to the 2001 10-K.

10.38	Letter of Agreement DCT-055/98 dated December 23, 1998 between ExpressJet and Embraer ("L.A. 55/98") -- incorporated by reference to Exhibit 10.38 to the 2000 10-K. (1)

10.38(a)	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.38(a) to the 2000 10-K. (1)

10.39	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, ExpressJet and Embraer ("L.A. 135") -- incorporated by reference to Exhibit 10.39 to the 2000 10-K. (1)

10.39(a)	Amendment No. 1 to L.A. 135 -- incorporated by reference to Exhibit 10.39(a) to the 2000 10-K. (1)

10.39(b)	Amendment No. 2 to L.A. 135 -- incorporated by reference to Exhibit 10.39(b) to the 2000 10-K. (1)

10.39(c)	Amendment No. 3 to L.A. 135 dated October 27, 2000 -- incorporated by reference to Exhibit 10.39(c) to the 2000 10-K. (1)

10.40	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.40 to the 2000 10-K. (1)

10.41

Agreement between the Company and the United States of America, acting through the Transportation Security Administration, dated May 7, 2003 -- incorporated by reference to Exhibit 10.1 to the "2003 Q-2 10-Q").

21.1	List of Subsidiaries of Continental. (3)

23.1	Consent of Ernst & Young LLP. (3)

24.1	Powers of attorney executed by certain directors and officers of Continental. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (3)

32	Section 1350 Certifications. (3)

_______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.