Form 10-Q
period 2004-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2004-04-15
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

__________

As of April 14, 2004, 66,194,388 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (1)
(In millions, except per share data)
	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Operating Revenue:
Passenger:
Mainline	$1,734	$1,611
Regional	353	261
Cargo, mail and other	182	170
	2,269	2,042

Operating Expenses:
Wages, salaries and related costs	688	778
Aircraft fuel and related taxes	333	362
ExpressJet capacity purchase, net	317	-
Aircraft rentals	220	223
Landing fees and other rentals	158	152
Maintenance, materials and repairs	112	133
Depreciation and amortization	104	116
Booking fees, credit card discounts and sales	101	91
Passenger servicing	69	70
Commissions	36	36
Other	211	240
Fleet impairment losses and other special charges	55	65
	2,404	2,266

Operating Loss	(135)	(224)

Nonoperating Income (Expense):
Interest expense	(97)	(99)
Interest capitalized	4	7
Interest income	6	5
Equity in the income of affiliates	13	2
Other, net	16	(5)
	(58)	(90)

Loss before Income Taxes and Minority Interest	(193)	(314)

Income Tax Benefit	69	105

Minority Interest	-	(12)

Net Loss	$ (124)	$ (221)

Basic and Diluted Loss per Share	$ (1.88)	$ (3.38)

Shares Used for Basic and Diluted Computation	65.9	65.3

  2003 amounts include the consolidation of ExpressJet Holdings, Inc. while 2004 amounts do not. See Note 6 for further discussion and Item 2. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations", for the impact of the change.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	March 31,	December 31,	March 31,
ASSETS	2004	2003	2003
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 986	$ 999	$ 816
Restricted cash and cash equivalents	175	170	63
Short-term investments	423	431	302
Total cash, cash equivalents and short-term investments	1,584	1,600	1,181
Accounts receivable, net	545	403	447
Spare parts and supplies, net	189	191	239
Deferred income taxes	173	157	182
Note receivable from ExpressJet Holdings, Inc	94	67	-
Prepayments and other	218	168	213
Total current assets	2,803	2,586	2,262

Property and Equipment:
Owned property and equipment:
Flight equipment	6,756	6,574	6,689
Other	1,211	1,195	1,278
	7,967	7,769	7,967
Less: Accumulated depreciation	1,843	1,784	1,686
	6,124	5,985	6,281

Purchase deposits for flight equipment	165	225	266

Capital leases:
Flight equipment	107	107	117
Other	297	297	284
	404	404	401
Less: Accumulated amortization	131	126	124
	273	278	277
Total property and equipment	6,562	6,488	6,824

Routes	615	615	615
Airport operating rights, net	253	259	281
Intangible pension asset	124	124	144
Investment in affiliates	191	173	85
Note receivable from ExpressJet Holdings, Inc.	99	126	-
Other assets, net	244	278	281

Total Assets	$10,891	$10,649	$10,492

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2004	2003	2003
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 464	$ 422	$ 527
Accounts payable	809	840	965
Air traffic liability	1,199	957	1,001
Accrued payroll	292	281	312
Accrued other liabilities	402	366	352
Total current liabilities	3,166	2,866	3,157

Long-Term Debt and Capital Leases	5,602	5,558	5,326

Deferred Income Taxes	395	446	324

Accrued Pension Liability	749	678	796

Other	304	309	319

Commitments and Contingencies

Minority Interest	-	-	19

Redeemable Preferred Stock of Subsidiary	-	-	5

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,665,957, 91,507,192 and 91,202,972 issued	1	1	1
Additional paid-in capital	1,405	1,401	1,393
Retained earnings	824	948	689
Accumulated other comprehensive loss	(414)	(417)	(397)
Treasury stock - 25,471,881, 25,471,881 and 25,464,569 shares, at cost	(1,141)	(1,141)	(1,140)
Total stockholders' equity	675	792	546
Total Liabilities and Stockholders' Equity	$ 10,891	$ 10,649	$ 10,492

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Three Months Ended March 31,
	2004		2003
	(Unaudited)

Net cash provided by (used in) operations	$	$ 82	$ (17)

Cash Flows from Investing Activities:
Capital expenditures		(74)	(38)
Purchase deposits paid in connection with future aircraft deliveries		(6)	(8)
Purchase deposits refunded in connection with aircraft delivered		66	15
Sale (purchase) of short-term investments, net		8	(5)
Other		4	5
Net cash used in investing activities		(2)	(31)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(91)	(118)
Increase in restricted cash		(5)	(1)
Other		3	-
Net cash used in financing activities		(93)	(119)

Net Decrease in Cash and Cash Equivalents		(13)	(167)

Cash and Cash Equivalents - Beginning of Period		999	983

Cash and Cash Equivalents - End of Period		$ 986	$ 816

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ 171	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), and from which we purchase seat capacity, is accounted for as an equity investment in our March 31, 2004 and December 31, 2003 balance sheets and statement of operations for the three months ended March 31, 2004 and was consolidated in our financial statements prior to November 12, 2003 (see Note 6).

Certain reclassifications have been made in the prior period's financial statements to conform to the current year presentation.

NOTE 1 - LOSS PER SHARE

Weighted average options to purchase approximately 6.3 million and 6.9 million shares of our Class B common stock were not included in the computation of diluted loss per share for the three months ended March 31, 2004 and 2003, respectively, because the options' exercise prices were greater than the average market price of the common shares or the effect of including the options would have been antidilutive. Because we recorded net losses in each of these periods, our Convertible Junior Subordinated Debentures Held by Subsidiary Trust and 4.5% Convertible Notes were also antidilutive. As a result, there was no difference between basic and diluted loss per share for each of the three months ended March 31, 2004 and 2003, respectively.

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

The following table illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation", for the three months ended March 31, 2004 and 2003 (in millions except per share amounts):
	2004	2003

Net loss, as reported	$(124)	$ (221)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(1)	(2)
Net loss, pro forma	$ (125)	$ (223)

Basic and diluted loss per share:
As reported	$(1.88)	$(3.38)
Pro forma	$(1.90)	$(3.42)

NOTE 3 - COMPREHENSIVE LOSS

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income (loss). For the first quarter of 2004 and 2003, total comprehensive loss amounted to $121 million and $223 million, respectively. The difference between the net loss and total comprehensive loss for each period was attributable to changes in the fair value of derivative financial instruments.

NOTE 4 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 357 mainline jets and 229 regional jets at March 31, 2004, excluding aircraft out of service. The regional jets are leased by ExpressJet from us and are operated by ExpressJet. Our and ExpressJet's purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of March 31, 2004 are also shown below.

Aircraft Type	Total Aircraft (1)	Owned	Leased	Firm Orders	Options

777-200ER	18	6	12	-	1
767-400ER	16	14	2	-	-
767-200ER	10	9	1	-	-
757-300	8	8	-	1	-
757-200	41	13	28	-	-
737-900	12	8	4	3	24
737-800	83	26	57	37	35
737-700	36	12	24	15	24
737-500	63	15	48	-	-
737-300	50	14	36	-	-
MD-80	20	6	14	-	-
Mainline jets	357	131	226	56	84

ERJ-145XR	59	-	59	45	100
ERJ-145	140	18	122	-	-
ERJ-135	30	-	30	-	-
Regional jets	229	18	211	45	100

Total	586	149	437
  Excludes one 737-800 aircraft delivered in March 2004 but not placed into service until after quarter end.

As of March 31, 2004, we had the following mainline aircraft out of service:
Aircraft Type	Total Aircraft	Owned	Leased

DC 10-30	4	1	3
MD-80	16	8	8

Total	20	9	11

The nine owned out-of-service mainline aircraft are being carried at an aggregate fair market value of $18 million, and the remaining rentals on the 11 leased aircraft have been accrued. As of March 31, 2004, we subleased three of the leased out-of-service mainline aircraft to third parties and we are currently exploring lease or sale opportunities for the remaining out-of-service owned aircraft and sublease opportunities for the out-of-service leased aircraft that do not have near-term lease expirations. The timing of the disposition of these aircraft will depend upon the stabilization of the economic environment in the airline industry as well as our ability to find purchasers, lessees or sublessees for the aircraft. We cannot predict when or if such stabilization will occur or if purchasers, lessees or sublessees can be found, and it is possible that our assets (including aircraft currently in service) could suffer additional impairment.

Additionally, we have 17 Embraer 120 turboprop aircraft and 22 ATR 42 turboprop aircraft out of service. We lease 31 and own eight of these aircraft. The eight owned aircraft are being carried at an aggregate fair value of $11 million, and the remaining rentals on those leased aircraft accounted for as operating leases have been accrued. We currently sublease six of the leased out-of-service turboprop aircraft to third parties and are exploring lease or sale opportunities for the remaining out-of-service owned aircraft and sublease opportunities for the out-of-service leased aircraft that do not have near-term lease expirations, subject to the same uncertainties as the out-of-service mainline aircraft discussed above.

During the first quarter of 2004, we removed from service one leased 737-300 aircraft in conjunction with its lease expiration and three leased MD-80 aircraft with leases expiring between 2005 and 2007. We recorded a charge of $19 million ($12 million after income taxes) associated with future obligations for rent and return conditions, net of estimated sublease income, on the three MD-80 aircraft. Continuing with our previously announced plans to remove all remaining MD-80 aircraft from service by January 2005, we will record similar charges as the 14 remaining leased MD-80 aircraft exit revenue service and are permanently grounded.

Also during the first quarter of 2004, we took delivery of four 757-300 aircraft and three 737-800 aircraft. As of March 31, 2004, we had firm purchase commitments for 56 aircraft from Boeing, with an estimated cost of approximately $2.1 billion, and options to purchase an additional 84 Boeing aircraft. We expect to take delivery of one 757-300 aircraft and eight 737-800 aircraft over the remaining nine months of 2004, seven Boeing aircraft in 2005 and none in 2006 and 2007. Delivery of the remaining 40 firm order aircraft is expected to occur in 2008 and 2009.

We currently have agreements for the financing of all nine Boeing aircraft scheduled for delivery in the final three quarters of 2004, subject to customary conditions. We do not have backstop financing or any other financing currently in place for the remainder of the Boeing aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

ExpressJet took delivery of five ERJ-145XR aircraft during the first quarter of 2004. As of March 31, 2004, ExpressJet had firm commitments for 45 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $1.0 billion. ExpressJet currently anticipates taking delivery of an additional 16 regional jets over the remaining nine months of 2004. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they deliver to ExpressJet. We cannot predict whether passenger traffic levels will enable us to utilize fully regional jets scheduled for future delivery to ExpressJet.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

NOTE 5 - FLEET IMPAIRMENT LOSSES AND OTHER SPECIAL CHARGES

In the first quarter of 2004, we recorded special charges of $55 million ($35 million after taxes). Included in this charge were $19 million ($12 million after taxes) associated with future obligations for rent and return conditions related to three MD-80 aircraft that were permanently grounded during the quarter and a non-cash charge of $34 million ($22 million after taxes) related to the termination of a 1993 service agreement with United Micronesian Development Association.

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

Activity related to the accruals for future lease payments, return condition and storage costs and closure/under-utilization of facilities for the three months ended March 31, 2004 are as follows (in millions):
	Beginning Balance	Accrual	Payments	Ending Balance

Allowance for future lease payments, return condition and storage costs	$83	$21	$(9)	$95
Closure/under-utilization of facilities	17	-	(1)	16

NOTE 6 - INVESTMENT IN EXPRESSJET AND EXPRESSJET CAPACITY PURCHASE AGREEMENT

           Investment in ExpressJet. As the result of a series of transactions described in Note 4 to the financial statements included in our 2003 10-K, we deconsolidated Holdings as of November 12, 2003 and account for our interest in Holdings using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", from that point onward.  Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory.  As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. Using equity accounting, we record our proportionate share of Holdings' net income in "equity in the income of affiliates" in our consolidated statement of operations.

For the period ended March 31, 2003, payments under the capacity purchase agreement were eliminated in consolidation and the portion of Holdings' net income attributable to the equity of Holdings that we did not own was reported as minority interest in our consolidated statement of operations.

  As of March 31, 2004, we owned 16.7 million shares of Holdings common stock with a market value of $208 million, which represented a 30.9% interest in Holdings. We do not currently intend to remain a stockholder of Holdings over the long term.  Subject to market conditions, we intend to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future.

Capacity Purchase Agreement. Our capacity purchase agreement with Holdings and ExpressJet provides that we purchase in advance all of ExpressJet's available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Our payments to ExpressJet under the capacity purchase agreement and ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (66.0 cents per gallon), less our rental income on aircraft we lease to ExpressJet, totaled $317 million and $266 million in the three months ended March 31, 2004 and 2003, respectively. The 2004 amount is reported as "ExpressJet capacity purchase, net" and the 2003 amount was eliminated in our consolidated financial statements.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Pension Plan. Net periodic defined benefit pension expense for the three months ended March 31 included the following components (in millions):
	2004	2003

Service cost	$ 38	$ 40
Interest cost	38	34
Expected return on plan assets	(29)	(18)
Amortization of prior service cost	5	5
Amortization of unrecognized net actuarial loss	18	21
Net periodic benefit expense	$ 70	$ 82

We currently expect to contribute approximately $300 million to our pension plan in 2004 to maintain the plan's funding at 90% of its current liability. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We made no contributions to the plan in the three months ended March 31, 2004.

During the three months ended March 31, 2004, the independent trustee of our defined benefit pension plan sold 1.9 million shares of Holdings common stock. At March 31, 2004, our defined benefit pension plan held 2.5 million shares of Holdings common stock with a market value of $32 million.

Employee Stock Purchase Plan. On March 12, 2004, our stockholders voted to adopt the 2004 Employee Stock Purchase Plan. All of our employees (including Continental Micronesia, Inc. employees) are eligible to participate in this program beginning in the second quarter of 2004. Participants may purchase shares of our Class B common stock at 85% (or higher in certain circumstances) of the fair market value of the stock on either the first day or the last day of the option period (whichever is lower), limited to a minimum purchase price of $10 per share. In the aggregate, 3,000,000 shares may be purchased. These shares may be newly issued or reacquired shares.

NOTE 8 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). However, we do not manage our business or allocate resources based on segment operating profit or loss because (1) our flight schedules are designed to maximize the passengers flying on both segments, (2) many operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing), and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment. Because certain assets can be readily moved between the two segments and are often shared, we do not report information about total assets or capital expenditures between the segments.

Financial information for the three months ended March 31 by business segment is set forth below (in millions):
	2004	2003

Operating Revenue:
Mainline	$1,915	$1,776
Regional	354	266
Total Consolidated	$2,269	$2,042

Operating Loss:
Mainline	$ (64)	$ (179)
Regional	(71)	(45)
Total Consolidated	$ (135)	$ (224)

Net Loss:
Mainline	$ (82)	$ (173)
Regional	(42)	(48)
Total Consolidated	$ (124)	$ (221)

The amounts presented above for the regional segment are not the same as the amounts reported in stand-alone financial statements of Holdings. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by Holdings, and expenses include all activity related to the regional operations, regardless of whether the costs were paid by us or by Holdings. Net loss for the regional segment for the three months ended March 31, 2003 reflects a $12 million after tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations.

Holdings' stand-alone financial statements and the calculation of our equity in Holdings' earnings (in 2004) and minority interest (in 2003) in our consolidated financial statements are based on Holdings' results of operations under the capacity purchase agreement. Under this agreement, we pay Holdings for each scheduled block hour based on an agreed formula. On this basis, selected Holdings' results of operations were as follows for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003

Revenue	$364	$307
Operating Income	49	43
Net Income	29	26

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Financings and Guarantees. We are the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (inclusive of $271 million of bonds issued by the City of Houston, but exclusive of the US Airways contingent liability, both described below). These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E and a new international ticketing hall facility at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of principal and interest on the bonds that becomes partially effective (based on a pro rata share of bond proceeds) upon completion of construction of the terminal or the international ticketing facility. The corporate guaranty could also become effective during construction in other limited circumstances. The guaranty became effective for the repayment of principal and interest with respect to $271 million of the bonds upon completion of the terminal during the first quarter of 2004. We expect completion of the international ticketing facility during the first quarter of 2005, at which time our corporate guaranty would become effective for the remaining portion of the bonds issued by the City of Houston in the amount of $53 million.

We remain contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on $182 million par value special facilities revenue bonds issued by the Port Authority with an outstanding balance of $174 million at March 31, 2004 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be required to cure the default, and we will have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds at March 31, 2004 in the amount of $49 million with expiration dates through June 2008.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.7 billion of floating rate debt at March 31, 2004. In several financing transactions, with an aggregate carrying value of $968 million, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $64 million at March 31, 2004.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Employees. Approximately 38% of our employees are covered by collective bargaining agreements. Of these, substantially all have contracts under negotiation or that become amendable in 2004.  The collective bargaining agreement between us and our pilots (who are represented by the Air Line Pilots Association) became amendable in October 2002.  After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced in September 2002 and are continuing.  Our mechanics, represented by the International Brotherhood of Teamsters ("Teamsters"), ratified a new four-year collective bargaining agreement in December 2002 that made an adjustment to current pay and recognized current industry conditions.  The agreement became amendable with respect to wages, pension and health insurance provisions on December 31, 2003.  Negotiations commenced with the Teamsters regarding these subjects in December 2003 and are continuing.  Work rules and other contractual items are established through 2006.  The collective bargaining agreement between us and our dispatchers, who are represented by the Transport Workers Union ("TWU"), became amendable in October 2003.  Negotiations commenced with the TWU in September 2003 and are continuing.  The collective bargaining agreement between us and our flight attendants (who are represented by the International Association of Machinists and Aerospace Workers) becomes amendable in October 2004.  We continue to believe that mutually acceptable agreements can be reached with all of these employee groups, although the ultimate outcome of the negotiations is unknown at this time.  Any labor disruptions that result in a prolonged significant reduction in flights would likely have a material adverse impact on our results of operations and financial condition.

            ExpressJet is also currently engaged in labor negotiations with its pilots and mechanics.  ExpressJet and its unions have requested the assistance of federal mediators in the negotiations.  A labor disruption by either group resulting in a prolonged significant reduction in their flights would likely have a material adverse impact on our results of operations and financial condition.

            Environmental Matters.  We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles.  In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001.  We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We have not recognized any receivables related to insurance recoveries at March 31, 2004.

            We expect our total losses from all environmental matters to be $52 million, for which we were fully accrued at March 31, 2004.  Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially impact our financial condition, liquidity or our results of operations.

IRS Examinations. The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 1999 and has indicated that it may disallow certain deductions we claimed. In addition, the IRS has begun an examination of our income tax returns for the years 2000 and 2001. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

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

            Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions.  The amended complaint alleged an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002.  The plaintiffs sought compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002.  On October 30, 2003, a summary judgment and order was granted in favor of all of the defendants.  Plaintiffs filed their appeal to this judgment and order on November 5, 2003.  Plaintiffs' appeal of this judgement is pending.

            Several travel agents who purportedly opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission:  Tam Travel, Inc. v. Delta Airlines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 12, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Defendants have filed a motion to stay these proceedings pending the outcome of the Hall appeal discussed above.

            On December 6, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et al., pending in the Federal Court of Canada, Trial Division, filed an amended statement of claim alleging that between 1995 and the present, Continental, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of the Competition Act of Canada.  Plaintiffs' motion for class certification is pending.

           In addition to the lawsuits brought by travel agencies discussed above, Continental is a defendant in an alleged securities fraud class action filed in federal court in Phoenix, Arizona relating to the sale of certain America West stock in 1998 brought against America West Airlines, America West Holdings Corporation and various other defendants, entitled Employer-Teamsters Joint Council No. 84 Pension Trust Fund v. America West Holdings Corp., et al. This action was first filed in March of 1999, but was dismissed. Plaintiffs then filed a Second Amended Consolidated Complaint in January 2001, which was dismissed with prejudice in June of 2001. Plaintiffs appealed that dismissal and in 2003 the Ninth Circuit Court of Appeals reversed and remanded the lower court's dismissal. In January 2004 the class was certified and the case is now set for trial in November 2004.

            In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse impact on our financial condition, liquidity and results of operations.

            We and/or certain of our subsidiaries are defendants in various other lawsuits, including suits relating to certain environmental claims, and proceedings arising in the normal course of business.  While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, liquidity or results of operations, it is our opinion, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2003 10-K, which identify important factors such as terrorist attacks and international hostilities, the resulting regulatory developments and costs, our recent losses, our high leverage and significant financing needs, the significant cost of aircraft fuel, labor costs, competition and industry conditions, security requirements, regulatory matters, the seasonal nature of the airline business, certain tax matters and the Japanese economy and currency risk, that could cause actual results to differ materially from those in the forward-looking statements. In addition to the foregoing risks, there can be no assurance that we will be able to achieve the pre-tax contributions from the revenue-generating and cost-reducing initiatives discussed below, which will depend, among other matters, on customer acceptance and competitor actions. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

The current U.S. domestic airline environment for network carriers such as us continues to be one of the worst in our history and could deteriorate further. Among the many factors that threaten us and the network airline industry generally are the following: the continued rapid growth of low-cost carriers, high fuel costs, weakness in demand for air travel, unpredictable labor negotiations, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2003 10-K. With the exception of fuel prices rising even higher and more intense price competition from low-cost carriers, there have been no significant changes in the airline environment during the three months ended March 31, 2004.

In recent years, we announced a series of revenue-generating and cost-cutting measures totaling $900 million. These measures were originally designed to permit us to operate profitably in a prolonged low-fare environment. Although we expect to meet or exceed our cost-savings targets, if current fare trends and historically high fuel prices continue, achieving our original goal of reaching breakeven net income in 2004 is unlikely. As a result, based on current information and trends (including currently anticipated unit revenue and costs), we expect to incur a significant loss for the full year 2004.

Fuel costs constitute a significant portion of our operating expense. Fuel costs and related taxes represented approximately 13.9% of our operating expenses for the three months ended March 31, 2004. The per barrel price of crude oil jumped 10.0% in the quarter, from $32.52 per barrel on December 31, 2003, to $35.76 per barrel on March 31, 2004, hitting a high of $38.18 barrel on March 17, 2004. When considering our expected fuel volume increases in 2004, for every one dollar increase in the price of a barrel of crude oil, our fuel expense increases by approximately $38 million on an annual basis.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the political crises in Venezuela and Nigeria in late 2002 and early 2003 and post-war unrest in Iraq, as well as OPEC production decisions, a disruption of oil imports, other conflicts in the Middle East, environmental concerns, weather and other unpredictable events. These or other factors could result in higher fuel prices and/or a reduction of our scheduled airline service.

We are also at risk for ExpressJet's fuel costs in excess of a negotiated cap. Under our capacity purchase agreement and a related fuel purchase agreement with ExpressJet, ExpressJet's fuel costs were capped at 66.0 cents per gallon in 2003 and will remain capped at this level in 2004. Fuel costs incurred by ExpressJet in excess of this cap totaled $20 million during the three months ended March 31, 2004.

The airline industry is increasingly characterized by substantial price competition. As many low-cost carriers have introduced lower and simplified fare structures (such as eliminating Saturday-night stay requirements, shortening advance purchase requirements and reducing the number of fare classes), in many instances on certain routes we have had to match those fare levels to remain competitive. Further fare reductions or simplification of fare structures may occur in the future as these low-cost carriers continue to grow or if one or more network carriers simplify their fare structures. If fare reductions are not offset by increases in passenger traffic, cost reductions, or both, our operating results will be negatively impacted.

RESULTS OF OPERATIONS

We recorded a consolidated net loss of $124 million for the first quarter of 2004 as compared to a consolidated net loss of $221 million for the three months ended March 31, 2003. The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2004 as compared to the corresponding period in 2003. Passenger revenues are discussed on a consolidated and segment basis. However, we do not believe it is meaningful to discuss operating expenses or operating profit (loss) at a segment level for the following reasons: (1) our flight schedules are designed to maximize the passengers flying on both segments, (2) many operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing), and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

As discussed in Note 6 to our consolidated financial statements, except for passenger revenue, the deconsolidation of ExpressJet in 2003 affected the comparability of our quarter-to-quarter financial results. Accordingly, the expense variance explanations discussed below exclude the effect of ExpressJet in 2003 unless the context indicates otherwise. Significant changes in our operating results attributable to the deconsolidation of ExpressJet and attributable to our business generally are as follows (in million, except percentage changes):

	As Reported Three Months Ended March 31,		Components of Increase (Decrease)
			Increase (Decrease) related to ExpressJet	All Other Increase	% Increase (Decrease) Excluding
	2004	2003	Deconsolidation (1)	(Decrease)	ExpressJet

Operating Revenue:
Passenger:
Mainline	$1,734	$1,611	$ -	$123	7.6%
Regional	353	261	-	92	35.2%
Cargo, mail and other	182	170	(3)	15	9.0%
	2,269	2,042	(3)	230	11.3%

Operating Expenses:
Wages, salaries and related costs	688	778	(83)	(7)	(1.0)%
Aircraft fuel and related taxes	333	362	(48)	19	6.1%
ExpressJet capacity purchase, net	317	-	266	51	19.2%
Aircraft rentals	220	223	-	(3)	(1.3)%
Landing fees and other rentals	158	152	(23)	29	22.5%
Maintenance, materials and repairs	112	133	(30)	9	8.7%
Depreciation and amortization	104	116	(5)	(7)	(6.3)%
Bookings fees, credit card discounts and sales	101	91	-	10	11.0%
Passenger servicing	69	70	(3)	2	3.0%
Commissions	36	36	-	-	-
Other	211	240	(34)	5	2.4%
Fleet impairment losses and other special charges	55	65	-	(10)	(15.4)%
	2,404	2,266	40	98	4.2%

Operating Loss	(135)	(224)	43	(132)	(49.4)%

Nonoperating Income (Expense)	(58)	(90)	(15)	(17)	(22.7)%

Loss before Income Taxes and Minority Interest	(193)	(314)	28	(149)	(43.6)%

Income Tax Benefit	69	105	16	(52)	(43.0)%

Minority Interest	-	(12)	(12)	-	NM

Net Loss	$(124)	$(221)	$ -	$ (97)	(43.9)%
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in the first quarter of 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

Operating Revenue. Total passenger revenue increased 11.5% during the first quarter of 2004 due to higher traffic and capacity in all geographic regions, combined with the negative impact of the war in Iraq and SARS on the prior year results. Mainline passenger revenue increased 7.6% and regional passenger revenue increased 35.2%. Comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:

Increase (Decrease) for March 31, 2004 YTD vs. March 31, 2003 YTD
	Passenger Revenue	RASM	ASMs

Domestic	3.7%	(2.5)%	6.4%
Latin America	9.4%	0.2%	9.2%
Trans-Atlantic	16.0%	11.7%	3.8%
Pacific	23.4%	16.8%	5.6%
Total Mainline	7.6%	1.2%	6.3%

Regional	35.2%	(0.3)%	35.8%

Cargo, mail and other revenue increased primarily due to higher freight volumes and revenue-generating initiatives, offset by decreased military charter flights.

The U.S. airline industry is one of the most heavily taxed of all industries. These taxes and fees have grown significantly in the past decade, most recently with the introduction of a $2.50 security fee imposed on each passenger flight segment, subject to a $10 per roundtrip cap. Additional taxes and fees include (a) a federal excise tax of 7.5% of the value of the ticket; (b) a federal segment tax of $3.10 per domestic flight segment of a passenger's itinerary; and (c) up to $18 per round trip in local airport charges. Various U.S. taxes and fees are also assessed on international flights that can result in total taxes and fees of up to an additional $43 per round trip, not counting fees and taxes imposed by foreign governments. Certain of these assessments must be included in the fares we advertise or quote to our customers. In many instances, changes in these taxes and fees have been absorbed by the airline industry rather than being passed on to the passenger. As a result, passenger revenue can decrease when these taxes and fees increase.

Operating Expenses. Wages, salaries and related costs decreased primarily due to a reduction in the average number of employees, partially offset by higher wage rates. Aircraft fuel and related taxes increased due to a rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon excluding related taxes increased 1.9% from 98.50 cents in the first quarter of 2003 to 100.33 cents in the first quarter of 2004.

In 2004, payments made to ExpressJet under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. In addition to the payments for the purchased capacity, ExpressJet capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (66.0 cents per gallon) and is net of our rental income on aircraft we lease to ExpressJet. In 2003, transactions between us and Holdings or ExpressJet under the capacity purchase agreement were eliminated in the consolidated financial statements. The actual payments to ExpressJet were higher in the first quarter of 2004 than in the corresponding quarter of 2003 due to increased flight activity at ExpressJet.

Landing fees and other rentals were higher due to increased flights at certain airports combined with fixed rent increases, mainly from the completion of Terminal E at Bush Intercontinental Airport in Houston. Maintenance, materials and repair expenses increased primarily due to higher repair expenses and increases in the engine cost per hour contract rates associated with a maturing fleet. The lower depreciation and amortization in 2004 resulted from the permanent grounding of MD-80 aircraft in 2003. Booking fees, credit card discounts and sales expenses increased due to increased credit card discount fees in 2004 associated with higher revenue.

In the first quarter of 2004, we recorded fleet impairment losses and other special charges of $55 million ($35 million after taxes). Included in this charge were $19 million ($12 million after taxes) associated with future obligations for rent and return conditions related to three MD-80 aircraft which were permanently grounded and a non-cash charge of $34 million ($22 million after taxes) related to the termination of a 1993 service agreement with United Micronesian Development Association. Fleet impairment and other special charges in the first quarter of 2003 included a $44 million ($28 million after taxes) additional impairment of our owned MD-80s. The remainder of the 2003 charge consisted primarily of a write-down to market value of spare parts inventory for aircraft types that we had grounded or sold.  Our fleet of MD-80s was determined to be impaired and was written down to fair value in 2002. The additional write-downs of the aircraft and spare parts were necessary because the fair market values of these assets have declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines.

Nonoperating Income (Expense). Equity in the income of affiliates included our equity in the earnings of Holdings and Copa Airlines in 2004 and Orbitz and Copa Airlines in 2003. Other nonoperating income (expense) in the three months ended March 31, 2004 included income of $2 million related to the adjustment to fair value of our investment in Orbitz, after associated compensation expense, and income of $12 million related to our tax sharing agreement with Holdings. The three months ended March 31, 2003 included the write-off of our $6 million investment in Cordiem LLC, an internet-based procurement service.

Income Tax Benefit.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income.

Minority Interest.  In 2003, minority interest represented the portion of Holdings' net income attributable to the equity of Holdings that we did not own.

Certain Statistical Information. An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	March 31,		Increase/
	2004	2003	(Decrease)

Mainline Statistics:
Revenue passengers (thousands)	9,735	9,245	5.3%
Revenue passenger miles (millions) (1)	14,713	13,274	10.8%
Available seat miles (millions) (2)	20,270	19,076	6.3%
Cargo ton miles (millions)	250	233	7.3%
Passenger load factor (3)	72.6%	69.6%	3.0 points
Passenger revenue per available seat mile (cents)	8.55	8.45	1.2%
Total revenue per available seat mile (cents)	9.45	9.31	1.5%
Operating cost per available seat mile including special charges (cents) (4)	9.76	10.25	(4.8)%
Average yield per revenue passenger mile (cents) (5)	11.78	12.14	(3.0)%
Average price per gallon of fuel, excluding fuel taxes (cents)	100.33	98.50	1.9%
Average price per gallon of fuel, including fuel taxes (cents)	104.13	102.83	1.3%
Fuel gallons consumed (millions)	320	305	4.9%
Average fare per revenue passenger	$178.08	$174.27	2.2%
Average length of aircraft flight (miles)	1,297	1,257	3.2%
Average daily utilization of each aircraft (hours) (6)	9:35	9:10	4.6%
Actual aircraft in fleet at end of period (7)	357	362	(1.4)%

Regional Statistics:
Revenue passenger miles (millions) (1)	1,542	1,078	43.0%
Available seat miles (millions) (2)	2,400	1,767	35.8%
Passenger load factor (3)	64.2%	61.0%	3.2 points

Consolidated Statistics (Mainline and Regional):
Consolidated passenger load factor (3)	71.7%	68.9%	2.8 points
Consolidated breakeven passenger load factor (8)	79.9%	84.5%	(4.6) points

__________________

  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles that those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Includes fleet impairment losses and other special charges which represented 0.27 and 0.34 cents of operating cost per available seat mile for the three months ended March 31, 2004 and 2003, respectively.
  The average revenue received for each revenue passenger mile flown.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft that were removed from service.
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis. After-tax fleet impairment losses and other special charges of $35 million in 2004 and $41 million in 2003 included in the consolidated breakeven passenger load factor account for 2.2 and 3.0 percentage points, respectively.

LIQUIDITY AND CAPITAL COMMITMENTS

As of March 31, 2004, we had $1.6 billion in consolidated cash, cash equivalents and short-term investments, which is $16 million lower than at December 31, 2003. At March 31, 2004, we had $175 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, letters of credit, performance bonds and interest rate swap agreements. We will be required to maintain additional restricted cash of approximately $30 million beginning in the second quarter of 2004 as a result of our new credit card processing agreement.

Operating Activities. Cash flows provided by operations for the three months ended March 31, 2004 were $82 million compared to cash flows used in operations of $17 million in the comparable period of 2003. The increase in cash flows from operations is primarily the result of our smaller net loss in the first quarter of 2004.

Absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our liquidity will be sufficient to fund our current operations through 2004 and beyond, although in the future, we will need to continue to implement additional revenue-generating, cost-cutting and other cash-generating measures beyond those previously announced.

Investing Activities. Cash flows used in investing activities, primarily capital expenditures, were $2 million for the three months ended March 31, 2004 and $31 million for the three months ended March 31, 2003. We took delivery of seven mainline aircraft and five regional jets in the first quarter of 2004, compared to 12 regional jets in the first quarter of 2003. The delivery of the mainline aircraft in 2004 resulted in higher purchase deposit refunds, partially offset by higher fleet expenditures.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Net capital expenditures for 2004 are expected to be $260 million, or $145 million when reduced by purchase deposits to be refunded, net of purchase deposits paid. Projected net capital expenditures consist of $70 million of fleet expenditures, $125 million of non-fleet expenditures and $65 million for rotable parts and capitalized interest. Through March 31, 2004, our net capital expenditures totaled $74 million and net purchase deposits refunded totaled $60 million.

Financing Activities. Cash flows used in financing activities, primarily the payment of long-term debt and capital lease obligations, were $93 million for the three months ended March 31, 2004, compared to $119 million in the three months ended March 31, 2003. During the first quarter of 2004, we issued $171 million of new debt related to aircraft acquisitions.

At March 31, 2004, we had approximately $6.1 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. We were in compliance will all debt covenants at March 31, 2004.

On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard and Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. At March 31, 2004, our senior unsecured debt ratings were Caa2 (Moody's) and CCC+ (Standard and Poor's). Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $60 million under our new credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's.

Our new credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain special charges) to fixed charges (generally, interest and total rentals) ratio of 1.1 to 1.0 for the five-year term of the agreement. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. We are currently in compliance with these covenants and expect to be able to continue to comply with them. Failure to do so would result in our being required to post up to an additional $300 million cash collateral.

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 257 leased and owned mainline jet aircraft. Typically, these pass-through certificates, as well as a separate financing secured by aircraft spare parts, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $564 million at March 31, 2004. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.). Financial information for the parent companies of these policy providers is available over the internet at the SEC's website at http//www.sec.gov or at the SEC's public reference room in Washington, D.C.

Deferred Tax Assets.  As of December 31, 2003, we had a net deferred tax liability of $289 million including gross deferred tax assets aggregating $1.5 billion, $1.1 billion related to net operating losses ("NOLs"), and a valuation allowance of $219 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.40% for March 2004). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $36 million per year other than through the recognition of future built-in gain transactions.

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

Pension Plans. We have a noncontributory defined benefit plan concerning substantially all of our employees. Funding requirements for defined benefit pension plans are determined by government regulations. Our 2004 minimum funding requirements are not expected to be significant. However, we currently expect to contribute approximately $300 million to our pension plan in 2004 to maintain the plan's funding at 90% of its current liability. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We made no contributions to the plan in the three months ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2003 10-K except as follows:

From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending upon the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. As of March 31, 2004, we had hedged approximately 57% of our remaining 2004 projected fuel requirements. We have hedged 80% of our estimated second quarter 2004 fuel requirements and approximately 25% of our estimated third and fourth quarter 2004 fuel requirements with petroleum call options at a strike price of $40 per barrel. An additional 20% of our estimated third and fourth quarter 2004 fuel requirements are hedged with petroleum call options at a strike price of $32 per barrel. We estimate that a 10% increase in the price per gallon of aircraft fuel would increase the fair value of petroleum call options existing at March 31, 2004 by $17 million.

Also, as of March 31, 2004, we had entered into option and forward contracts to hedge approximately 48% of our projected yen-denominated net cash flows for the remainder of 2004, forward contracts to hedge approximately 75% of our projected British pound-denominated net cash flows for the remainder of 2004 and forward contracts to hedge approximately 57% of our projected euro-denominated net cash flows for the remainder of 2004. We estimate that at March 31, 2004, a 10% strengthening in the value of the U.S. dollar relative to the yen, pound and euro would have increased the fair value of the existing option and/or forward contracts by $4 million, $12 million and $4 million, respectively, offset by a corresponding loss on the underlying 2004 exposure of $15 million, $7 million and $3 million, respectively, resulting in a net $(11) million, $5 million and $1 million gain (loss).

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Continental is a defendant in an alleged securities fraud class action filed in federal court in Phoenix, Arizona relating to the sale of certain America West stock in 1998 brought against America West Airlines, America West Holdings Corporation and various other defendants, entitled Employer-Teamsters Joint Council No. 84 Pension Trust Fund v. America West Holdings Corp., et al. This action was first filed in March of 1999, but was dismissed. Plaintiffs then filed a Second Amended Consolidated Complaint in January 2001, which was dismissed with prejudice in June of 2001. Plaintiffs appealed that dismissal and in 2003 the Ninth Circuit Court of Appeals reversed and remanded the lower court's dismissal. In January 2004 the class was certified and the case is now set for trial in November 2004.

Item 2. Changes in Securities and Use of Proceeds.

Effective March 12, 2004 we amended our amended and restated stockholders rights agreement (the "rights plan"). Under the rights plan, holders of our Series A Junior Participating Preferred Stock Purchase Rights have the right to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock upon, generally, the acquisition by a person or group of affiliated or associated persons (an "Acquiring Person") of beneficial ownership of shares of our Class B common stock (the "common shares") representing 15% or more of the total number of votes entitled to be cast by the holders of the common share then outstanding. The amendment to the rights plan eliminated the status of certain persons and their affiliates as "exempt persons" whose acquisition of stock would not trigger the provisions of the rights plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on March 12, 2004. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack, Jr.	52,239,833	6,541,736
Gordon M. Bethune	57,689,954	1,091,615
Kirbyjon H. Caldwell	52,228,810	6,552,759
Lawrence W. Kellner	57,696,674	1,084,895
Douglas H. McCorkindale	57,628,855	1,152,714
Henry L. Meyer III	56,922,994	1,858,575
George G. C. Parker	56,589,797	2,191,772
Karen Hastie Williams	56,007,228	2,774,341
Ronald B. Woodard	57,795,856	985,713
Charles A. Yamarone	52,101,752	6,679,817

A proposal to adopt the Company's 2004 Employee Stock Purchase Plan was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining

37,566,732	598,922	213,997

A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2004 was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining

56,874,116	1,815,709	91,742

A proposal to recommend that the Board of Directors retain the Company's amended and restated stockholders rights agreement was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining

18,581,089	19,584,232	214,328

A stockholder proposal to recommend that the Board of Directors seek stockholder approval regarding the adoption, maintenance, or extension of any current or future stockholders rights agreement was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining

15,068,450	23,020,558	290,642

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits:

4.1

Amendment to Amended and Restated Rights Agreement dated as of March 12, 2004 between Continental Airlines, Inc. and Mellon Investor Services LLC (as successor to ChaseMellon Shareholder Services, LLC) (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 8-A/A filed March 17, 2004).

10.1

Supplemental Agreement No. 22 dated as of February 17, 2004 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.

10.2

Amendment No. 30 dated as of January 12, 2004, to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. ("Embraer") and ExpressJet Airlines, Inc. ("ExpressJet") (successor in interest to Continental Express, Inc.) dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") (1).

10.3	Amendment No. 31 dated as of March 16, 2004 to P.A. 3/96 (1).
10.4	Amendment No. 4 dated as of January 12, 2004, to Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet (1).
10.5*	Amendment to Continental Airlines, Inc. 1998 Stock Incentive Plan, 1997 Stock Incentive Plan and 1994 Incentive Equity Plan, effective as of March 12, 2004.
10.6*	Amendment to Continental Airlines, Inc. Incentive Plan 2000, effective as of March 12, 2004.
10.7*	Amendment to Continental Airlines, Inc. Long Term Incentive Performance Award Program, effective as of March 12, 2004.
10.8*	Amendment to Continental Airlines, Inc. Executive Bonus Performance Award Program, effective as of March 12, 2004.
10.9*	Amendment to Continental Airlines, Inc. Officer Retention and Incentive Award Program, effective as of March 12, 2004.
10.10*	Continental Airlines, Inc. Annual Executive Bonus Program.
10.10(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Annual Executive Bonus Program.
10.11*	Continental Airlines, Inc. Long Term Incentive and RSU Program.
10.11(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long Term Incentive and RSU Program (RSU Awards).
10.11(b)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long Term Incentive and RSU Program (NLTIP Award).
10.12*	Letter of Agreement dated March 12, 2004 between the Company and Gordon M. Bethune.
10.13*	Amendment to Employment Agreement dated April 14, 2004 between the Company and Gordon M. Bethune.
10.14*	Retirement Agreement dated April 14, 2004 between the Company and Gordon M. Bethune.
10.15*	Letter of Agreement dated March 12, 2004 between the Company and Lawrence W. Kellner.
10.16*	Employment Agreement dated April 14, 2004 between the Company and Lawrence W. Kellner.
10.17*	Letter of Agreement dated March 12, 2004 between the Company and Jeffery A. Smisek.
10.18*	Waiver Agreement dated March 12, 2004 between the Company and Jeffery A. Smisek.
10.19*	Amendment to Employment Agreement dated April 14, 2004 between the Company and Jeffery A. Smisek.
10.20*	Letter of Agreement dated March 12, 2004 between the Company and Michael H. Campbell.
10.21*	Letter of Agreement dated March 12, 2004 between the Company and David Grizzle.
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

  Reports on Form 8-K:
(i)	Report dated January 5, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our December 2003 performance.

(ii)

Report dated January 16, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release announcing the decision by Gordon Bethune to retire as our Chairman and Chief Executive Officer effective December 31, 2004, and the election of Larry Kellner, our President and Chief Operating Officer, to succeed Mr. Bethune as Chairman and Chief Executive Officer effective January 1, 2005, and certain other changes to our board.

(iii)

Report dated January 20, 2004, reporting Item 12. "Results of Operations and Financial Condition" and Item 9. "Regulation FD Disclosure". No financial statements were filed with the report, which included a press release reporting our financial results for the fourth quarter and the full year 2003 and an update for investors and analysts presenting information relating to our financial and operational results for 2003 and our outlook for 2004.

(iv)	Report dated February 2, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our January performance.

(v)

Report dated February 2, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included exhibits related to data being presented by some of our executive officers at a conference.

(vi)

Report dated March 1, 2004, reporting Item 5. "Other Events" and Item 9. "Regulation FD Disclosure". No financial statements were filed with the report, which included a press release reporting our February 2004 performance and an update for investors presenting information relating to our operational performance for February 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 15, 2003	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 15, 2003	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

4.1

Amendment to Amended and Restated Rights Agreement dated as of March 12, 2004 between Continental Airlines, Inc. and Mellon Investor Services LLC (as successor to ChaseMellon Shareholder Services, LLC) (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 8-A/A filed March 17, 2004).

10.1

Supplemental Agreement No. 22 dated as of February 17, 2004 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.

10.2

Amendment No. 30 dated as of January 12, 2004, to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. ("Embraer") and ExpressJet Airlines, Inc. ("ExpressJet") (successor in interest to Continental Express, Inc.) dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") (1).

10.3	Amendment No. 31 dated as of March 16, 2004 to P.A. 3/96 (1).
10.4	Amendment No. 4 dated as of January 12, 2004, to Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet (1).
10.5*	Amendment to Continental Airlines, Inc. 1998 Stock Incentive Plan, 1997 Stock Incentive Plan and 1994 Incentive Equity Plan, effective as of March 12, 2004.
10.6*	Amendment to Continental Airlines, Inc. Incentive Plan 2000, effective as of March 12, 2004.
10.7*	Amendment to Continental Airlines, Inc. Long Term Incentive Performance Award Program, effective as of March 12, 2004.
10.8*	Amendment to Continental Airlines, Inc. Executive Bonus Performance Award Program, effective as of March 12, 2004.
10.9*	Amendment to Continental Airlines, Inc. Officer Retention and Incentive Award Program, effective as of March 12, 2004.
10.10*	Continental Airlines, Inc. Annual Executive Bonus Program.
10.10(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Annual Executive Bonus Program.
10.11*	Continental Airlines, Inc. Long Term Incentive and RSU Program.
10.11(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long Term Incentive and RSU Program (RSU Awards).
10.11(b)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long Term Incentive and RSU Program (NLTIP Award).
10.12*	Letter of Agreement dated March 12, 2004 between the Company and Gordon M. Bethune.
10.13*	Amendment to Employment Agreement dated April 14, 2004 between the Company and Gordon M. Bethune.
10.14*	Retirement Agreement dated April 14, 2004 between the Company and Gordon M. Bethune.
10.15*	Letter of Agreement dated March 12, 2004 between the Company and Lawrence W. Kellner.
10.16*	Employment Agreement dated April 14, 2004 between the Company and Lawrence W. Kellner.
10.17*	Letter of Agreement dated March 12, 2004 between the Company and Jeffery A. Smisek.
10.18*	Waiver Agreement dated March 12, 2004 between the Company and Jeffery A. Smisek.
10.19*	Amendment to Employment Agreement dated April 14, 2004 between the Company and Jeffery A. Smisek.
10.20*	Letter of Agreement dated March 12, 2004 between the Company and Michael H. Campbell.
10.21*	Letter of Agreement dated March 12, 2004 between the Company and David Grizzle.
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.