Form 10-Q
period 2004-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2004-07-20
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

_______________

As of July 16, 2004, 66,461,623 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (A)
(In millions, except per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Operating Revenue:
Passenger (excluding related taxes and fees of $265, $237, $509 and $451, respectively) (B)	$2,331	$2,026	$4,418	$3,898
Cargo, mail and other	183	190	365	360
	2,514	2,216	4,783	4,258
Operating Expenses:
Wages, salaries and related costs	711	762	1,399	1,541
Aircraft fuel and related taxes	387	318	720	680
ExpressJet capacity purchase, net	328	-	645	-
Aircraft rentals	222	224	442	446
Landing fees and other rentals	161	152	319	304
Maintenance, materials and repairs	102	126	214	260
Depreciation and amortization	104	110	207	226
Booking fees, credit card discounts and sales	100	102	201	193
Passenger servicing	76	73	145	143
Commissions	40	36	76	72
Other	210	237	422	477
Fleet impairment losses and other special charges	30	14	85	79
Security fee reimbursement	-	(176)	-	(176)
	2,471	1,978	4,875	4,245

Operating Income (Loss)	43	238	(92)	13

Nonoperating Income (Expense):
Interest expense	(97)	(97)	(195)	(196)
Interest capitalized	3	6	8	13
Interest income	6	3	11	8
Equity in the income of affiliates	17	5	31	6
Other, net	3	4	19	-
	(68)	(79)	(126)	(169)
Income (Loss) before Income Taxes and Minority Interest	(25)	159	(218)	(156)
Income Tax Benefit (Expense)	8	(67)	77	39
Minority Interest	-	(13)	-	(25)
Net Income (Loss)	$ (17)	$ 79	$ (141)	$ (142)

Earnings (Loss) per Share:
Basic	$(0.26)	$1.20	$(2.14)	$(2.18)
Diluted	$(0.26)	$1.10	$(2.14)	$(2.18)
Shares Used for Computation:
Basic	66.0	65.4	65.9	65.3
Diluted	66.0	74.5	65.9	65.3

  2003 amounts include the consolidation of ExpressJet Holdings, Inc. while 2004 amounts do not. See Note 6 for further discussion.

  The taxes and fees are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (A)
(In millions, except for share data)
	June 30,	December 31,	June 30,
ASSETS	2004	2003	2003
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$1,287	$ 999	$1,090
Restricted cash and cash equivalents	177	170	129
Short-term investments	402	431	408
Total cash, cash equivalents and short-term investments	1,866	1,600	1,627
Accounts receivable, net	575	403	453
Spare parts and supplies, net	202	191	230
Deferred income taxes	180	157	175
Note receivable from ExpressJet Holdings, Inc.	108	67	-
Prepayments and other	248	168	232
Total current assets	3,179	2,586	2,717

Property and Equipment:
Owned property and equipment:
Flight equipment	6,813	6,574	6,691
Other	1,230	1,195	1,301
	8,043	7,769	7,992
Less: Accumulated depreciation	1,935	1,784	1,754
	6,108	5,985	6,238

Purchase deposits for flight equipment	133	225	256

Capital leases:
Flight equipment	107	107	117
Other	298	297	270
	405	404	387
Less: Accumulated amortization	137	126	122
	268	278	265
Total property and equipment	6,509	6,488	6,759

Routes	615	615	615
Airport operating rights, net	247	259	273
Intangible pension asset	124	124	144
Investment in affiliates	201	173	90
Note receivable from ExpressJet Holdings, Inc.	72	126	-
Other assets, net	247	278	312

Total Assets	$11,194	$10,649	$10,910

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (A)
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2004	2003	2003
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 483	$ 422	$ 445
Accounts payable	877	840	851
Air traffic liability	1,397	957	1,139
Accrued payroll	299	281	278
Accrued other liabilities	394	366	343
Total current liabilities	3,450	2,866	3,056

Long-Term Debt and Capital Leases	5,530	5,558	5,642

Deferred Income Taxes	402	446	387

Accrued Pension Liability	825	678	837

Other	314	309	318

Commitments and Contingencies

Minority Interest	-	-	32

Redeemable Preferred Stock of Subsidiary	-	-	5

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,684,344, 91,507,192 and 91,202,972 issued	1	1	1
Additional paid-in capital	1,406	1,401	1,395
Retained earnings	807	948	767
Accumulated other comprehensive loss	(400)	(417)	(389)
Treasury stock - 25,471,881, 25,471,881 and 25,467,194 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity	673	792	633
Total Liabilities and Stockholders' Equity	$ 11,194	$ 10,649	$ 10,910

  June 30, 2003 amounts include the consolidation of ExpressJet Holdings, Inc. while June 30, 2004 and December 31, 2003 amounts do not. See Note 6 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Six Months Ended June 30,
	2004		2003
	(Unaudited)

Net cash provided by operations	$	$ 463	$ 229

Cash Flows from Investing Activities:
Capital expenditures		(109)	(107)
Purchase deposits paid in connection with future aircraft deliveries		(13)	(17)
Purchase deposits refunded in connection with aircraft delivered		100	37
Sale (purchase) of short-term investments, net		29	(110)
Other		4	26
Net cash provided by (used in) investing activities		11	(171)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(188)	(265)
Proceeds from issuance of long-term debt, net		-	381
Increase in restricted cash		(7)	(67)
Other		9	-
Net cash (used in) provided by financing activities		(186)	49

Net Increase in Cash and Cash Equivalents		288	107

Cash and Cash Equivalents - Beginning of Period		999	983

Cash and Cash Equivalents - End of Period		$1,287	$1,090

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ 214	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), and from which we purchase seat capacity, is accounted for as an equity investment in our June 30, 2004 and December 31, 2003 balance sheets and statement of operations for the three and six months ended June 30, 2004, and was consolidated in our financial statements prior to November 12, 2003 (see Note 6).

Certain reclassifications have been made in the prior period's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

Weighted average options to purchase approximately 6.3 million, 6.8 million, 6.3 million and 6.9 million shares of our Class B common stock were not included in the computation of diluted loss per share for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, respectively, because the options' exercise prices were greater than the average market price of the common shares or the effect of including the options would have been antidilutive. Because we recorded net losses during the three and six months ended June 30, 2004 and the six months ended June 30, 2003, our Convertible Junior Subordinated Debentures Held by Subsidiary Trust and 4.5% Convertible Notes were also antidilutive. As a result, there was no difference between basic and diluted loss per share for the three and six months ended June 30, 2004 and the six months ended June 30, 2003.

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

The following table sets forth the computation of basic and diluted earnings per share for the period presented in which we reported net income (in millions):
Three Months Ended June 30, 2003

Numerator:
Numerator for basic earnings per share - net income	$ 79

Effect of dilutive securities - interest expense on:
Convertible Junior Subordinated Debentures held by Subsidiary Trust	2
4.5% Convertible Notes	1

Numerator for diluted earnings per share - net income after assumed conversions	$ 82

Denominator:
Denominator for basic earnings per share - weighted average shares	65.4

Effect of dilutive securities - assumed shares upon conversion of:
Convertible Junior Subordinated Debentures held by Subsidiary Trust	4.1
4.5% Convertible Notes	5.0
Dilutive potential common shares	9.1

Denominator for diluted earnings per share - adjusted weighted- average and assumed conversions	74.5

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

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation" (in millions except per share amounts):
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$ (17)	$ 79	$(141)	$ (142)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(1)	(1)	(2)	(4)
Net income (loss), pro forma	$ (18)	$ 78	$ (143)	$ (146)

Earnings (loss) per share:
Basic, as reported	$(0.26)	$1.20	$(2.14)	$(2.18)
Basic, pro forma	$(0.28)	$1.19	$(2.18)	$(2.23)

Diluted, as reported	$(0.26)	$1.10	$(2.14)	$(2.18)
Diluted, pro forma	$(0.28)	$1.09	$(2.18)	$(2.23)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income (loss). For the second quarter of 2004 and 2003, total comprehensive income (loss) amounted to $(3) million and $85 million, respectively. For the six months ended June 30, 2004 and 2003, total comprehensive loss amounted to $(124) million and $(138) million, respectively. The difference between the net income (loss) and total comprehensive income (loss) for each period was attributable to changes in the fair value of derivative financial instruments.

At June 30, 2004, our derivative financial instruments which qualified for hedge accounting consisted of petroleum call options contracts to provide short-term protection against a sharp increase in jet fuel prices and option and forward contracts to hedge foreign currency-denominated net cash flows. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

NOTE 4 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 352 mainline jets and 235 regional jets at June 30, 2004, excluding aircraft out of service. The regional jets are leased by ExpressJet from us and are operated by ExpressJet. Our and ExpressJet's purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of June 30, 2004 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options

777-200ER	18	6	12	-	1
767-400ER	16	14	2	-	-
767-200ER	10	9	1	-	-
757-300	9	9	-	-	-
757-200	41	13	28	-	-
737-900	12	8	4	3	24
737-800	87	26	61	34	35
737-700	36	12	24	15	24
737-500	63	15	48	-	-
737-300	50	15	35	-	-
MD-80	10	2	8	-	-
Mainline jets	352	129	223	52	84

ERJ-145XR	65	-	65	39	100
ERJ-145	140	18	122	-	-
ERJ-135	30	-	30	-	-
Regional jets	235	18	217	39	100

Total	587	147	440

As of June 30, 2004, we had 12 owned and 13 leased MD-80 aircraft and two leased DC-10-30 aircraft out of service.

The 12 owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $24 million, and the remaining rentals and obligations for return conditions on the 15 leased aircraft have been accrued. As of June 30, 2004, we subleased both DC-10-30 aircraft and one leased MD-80 aircraft to third parties.

Additionally, we have 17 Embraer 120 turboprop aircraft and 13 ATR 42 turboprop aircraft out of service. We lease 22 and own eight of these aircraft. The eight owned aircraft are being carried at an aggregate fair value of $11 million, and the remaining rentals and obligations for return conditions on those leased aircraft accounted for as operating leases have been accrued. We currently sublease seven of the leased out-of-service turboprop aircraft to third parties.

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

During the first half of 2004, we removed from service one leased 737-300 aircraft in conjunction with its lease expiration, four owned MD-80 aircraft and nine leased MD-80 aircraft with leases expiring between 2004 and 2007. We recorded charges of $49 million ($31 million after income taxes) associated with future obligations for rent and return conditions, net of estimated sublease income, on the nine leased MD-80 aircraft. Six of these removals occurred in the second quarter, resulting in a charge of $30 million ($19 million after income taxes). Continuing with our previously announced plans to remove all remaining MD-80 aircraft from service by January 2005, we will record similar charges as the eight remaining leased MD-80 aircraft exit revenue service and are permanently grounded.

Also during the first half of 2004, we took delivery of five 757-300 aircraft and six 737-800 aircraft, of which one 757-300 and three 737-800s were delivered in the second quarter. As of June 30, 2004, we had firm purchase commitments for 52 aircraft from Boeing, with an estimated cost of approximately $2.0 billion, and options to purchase an additional 84 Boeing aircraft. We currently expect to take delivery of five 737-800 aircraft over the remaining six months of 2004, seven Boeing aircraft in 2005 and none in 2006 and 2007. Delivery of the remaining 40 firm order aircraft is expected to occur in 2008 and 2009.

We currently have agreements for the financing of all five Boeing aircraft scheduled for delivery in the final six months of 2004, subject to customary conditions. We do not have backstop financing or any other financing currently in place for the remainder of the Boeing aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

ExpressJet took delivery of 11 ERJ-145XR aircraft during the first half of 2004, including six in the second quarter. As of June 30, 2004, ExpressJet had firm commitments for 39 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $0.8 billion. ExpressJet currently anticipates taking delivery of an additional ten regional jets over the remaining six months of 2004. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft delivered to ExpressJet. We cannot predict whether passenger traffic levels will enable us to utilize fully regional jets scheduled for future delivery to ExpressJet.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

NOTE 5 - FLEET IMPAIRMENT LOSSES AND OTHER SPECIAL CHARGES

In the second quarter of 2004, we recorded a special charge of $30 million ($19 million after income taxes) associated with future obligations for rent and return conditions related to six leased MD-80 aircraft that were permanently grounded during the quarter.

In the first quarter of 2004, we recorded special charges of $55 million ($35 million after income taxes). Included in these charges were $19 million ($12 million after income taxes) associated with future obligations for rent and return conditions related to three MD-80 aircraft that were permanently grounded during the quarter and a non-cash charge of $34 million ($22 million after income taxes) related to the termination of a 1993 service agreement with United Micronesian Development Association.

In the first quarter of 2003, we recorded fleet impairment losses and other special charges of $65 million ($41 million after income taxes). These charges consisted primarily of a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to fair value in 2002. The remainder of the charges consisted primarily of the write-down to market value of spare parts inventory for permanently grounded fleets. These write-downs were necessary because the fair market values of the MD-80 fleet and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines.

During the second quarter of 2003, we agreed to defer firm deliveries of 36 Boeing 737 aircraft that were originally scheduled for delivery in 2005, 2006 and 2007. These aircraft will now be delivered in 2008 and beyond. In connection with the deferrals, we recorded a charge of $14 million ($8 million after income taxes).

Activity related to the accruals for future lease payments, return condition and storage costs and closure/under-utilization of facilities for the six months ended June 30, 2004 is as follows (in millions):
	December 31, 2003	Accrual	Payments	June 30, 2004

Allowance for future lease payments, return condition and storage costs	$83	$55	$(32)	$106
Closure/under-utilization of facilities	17	-	(2)	15

NOTE 6 - INVESTMENT IN EXPRESSJET AND EXPRESSJET CAPACITY PURCHASE AGREEMENT

           Investment in ExpressJet. During the third quarter of 2003, we sold approximately 9.8 million shares of our Holdings common stock to Holdings, reducing our ownership interest in Holdings from 53.1% to 44.6%. In a subsequent transaction in the third quarter of 2003, we contributed approximately 7.4 million shares of Holdings common stock to our defined benefit pension plan, further reducing our direct ownership of Holdings to 30.9%. We recognized gains totaling $173 million ($100 million after income taxes) in the third quarter of 2003 as a result of the sale of Holdings shares to Holdings and the contribution of Holdings shares to our defined benefit pension plan.

Prior to these transactions, we consolidated Holdings because we owned over 50% of the voting interest in Holdings. Following these transactions, we would have deconsolidated Holdings and accounted for our interest using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", which was the applicable accounting literature prior to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").

We adopted FIN 46 on July 1, 2003 and elected to restate prior period financial statements for retroactive application. Holdings and ExpressJet each meet the criteria for a variable interest entity because the voting rights and economic interests we hold in these entities are disproportional to our obligations to absorb expected losses or receive expected residual returns. The variable interests in Holdings and ExpressJet include our capacity purchase agreement, a tax sharing agreement between Holdings and us, a note payable from Holdings to us, convertible debentures issued by Holdings and held by third parties and Holdings common stock. Our assessment under FIN 46 of expected losses and expected residual returns indicated that the main factors that caused us to have a disproportionate share of the expected losses were the possibility that ExpressJet would be unable to fully repay its debt or to make payments under the tax sharing agreement. The assessment indicated that we exceeded 50% of the expected losses even though our equity interest had fallen below 50%. Furthermore, the assessment indicated that only when our combined direct equity interest and the interest held by our defined benefit pension plan fell to 41% did our share of the expected losses drop below 50%, the point at which FIN 46 required deconsolidation.

The independent trustee for our defined benefit pension plan subsequently sold to unrelated parties a portion of the shares of Holdings that we had contributed to the plan. As a result of these sales by the defined benefit pension plan, on November 12, 2003, the combined amount of Holdings common stock owned by us and our defined benefit pension plan fell below 41%, the point at which we were no longer the primary beneficiary under FIN 46. Therefore, in accordance with FIN 46, we deconsolidated Holdings as of November 12, 2003.

Effective November 12, 2003, we account for our interest in Holdings using the equity method. We believe that use of the equity method is appropriate given our percentage ownership and our continued ability to significantly influence Holdings' operations through our capacity purchase agreement and our continued representation on Holdings' Board of Directors. Since the inception of our capacity purchase agreement with Holdings and ExpressJet, we have purchased all of ExpressJet's capacity and are responsible for selling all of the purchased seat inventory. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with expenses under the capacity purchase agreement reflected as a separate operating expense. The primary effects of deconsolidation of Holdings from our financial statements were a decrease in individual operating expense line items and an increase in the "ExpressJet capacity purchase, net" expense line item. Additional changes include a decrease in current assets, primarily due to the elimination of Holdings' cash, an increase in non-current assets resulting from the inclusion of our note receivable from Holdings (previously eliminated in consolidation) and a decrease in long-term debt. Nonoperating income has increased due to our equity in Holdings' earnings. Additionally, after deconsolidation, we no longer record minority interest on either our balance sheet or statement of operations.

For the quarter and six months ended June 30, 2003, expenses under the capacity purchase agreement were eliminated in consolidation and the portion of Holdings' net income attributable to the equity of Holdings that we did not own was reported as minority interest in our consolidated statement of operations.

  As of June 30, 2004, we directly owned 16.7 million shares of Holdings common stock with a market value of $203 million, which represented a 30.9% interest in Holdings. We do not currently intend to remain a stockholder of Holdings over the long term.  Subject to market conditions, we intend to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future.

In addition to the Holdings shares we own directly, our defined benefit pension plan owned 1.4 million shares of Holdings common stock at June 30, 2004, which represented a 2.6% interest in Holdings. The independent trustee for our defined benefit pension plan sold 3.1 million shares to third parties during the six months ended June 30, 2004. The combined interest in Holdings of our direct ownership and our pension plan at June 30, 2004 was 18.1 million shares, or 33.5% of Holdings' shares outstanding.

Capacity Purchase Agreement. Our capacity purchase agreement with Holdings and ExpressJet provides that we generally purchase all of ExpressJet's capacity for a negotiated price, and we are at risk for selling all of the seat inventory at market prices. The rates we pay ExpressJet for scheduled block hours are subject to adjustment effective January 1, 2005 and each year thereafter. On July 1, 2004, we began negotiating with ExpressJet to adjust the scheduled block hour rates as required by the capacity purchase agreement.

Our obligations under the capacity purchase agreement and ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes), less our rental income on aircraft we lease to ExpressJet, totaled $328 million and $645 million in the three and six months ended June 30, 2004 and $266 million and $532 million in the three and six months ended June 30, 2003. The 2004 amounts are reported as "ExpressJet capacity purchase, net" and the 2003 intercompany amounts were eliminated in our consolidated financial statements.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Pension Plan. Net periodic defined benefit pension expense included the following components (in millions):
	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003

Service cost	$ 38	$ 39	$ 76	$ 79
Interest cost	38	33	76	67
Expected return on plan assets	(29)	(18)	(58)	(36)
Amortization of prior service cost	5	5	10	10
Amortization of unrecognized net actuarial loss	24	26	42	47
Net periodic benefit expense	$ 76	$ 85	$146	$167

Although our minimum funding requirement for 2004 is only $17 million, we had originally planned to contribute approximately $250 million to our pension plan in 2004 to maintain the plan's funding at 90% of its current liability. However, due to the weak revenue environment and record high fuel prices, we may determine to contribute less (or make no contribution) to our pension plan in 2004. On June 28, 2004, we filed an election with the Internal Revenue Service ("IRS") to preserve our eligibility for deficit reduction contribution relief under the recently enacted Pension Funding Equity Act. Under the relief, we may reduce pension contributions otherwise due for 2004. We are continuing to evaluate our 2004 contribution options to fund the pension plan and expect to make a decision regarding the funding by mid-September 2004. We made no contributions to the plan in the six months ended June 30, 2004.

At June 30, 2004, our defined benefit pension plan held 1.4 million shares of Holdings common stock with a market value of $17 million.

Employee Stock Purchase Plan. On March 12, 2004, our stockholders voted to adopt the 2004 Employee Stock Purchase Plan. All of our employees (including Continental Micronesia, Inc. employees) are eligible to participate in this program beginning in the second quarter of 2004. Participants may purchase shares of our Class B common stock at 85% (or higher in certain circumstances) of the fair market value of the stock on either the first day or the last day of the option period (whichever is lower), limited to a minimum purchase price of $10 per share. In the aggregate, 3,000,000 shares may be purchased. These shares may be newly issued or reacquired shares. The first option period ended on June 30, 2004 and 249,160 shares were issued under this plan in July 2004 at a price of $10 per share.

NOTE 8 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities with jets with a capacity of greater than 100 seats while the regional segment consists of flights with jets with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. Under that agreement, we handle all of the scheduling and are responsible for setting prices and selling all the seat inventory. In exchange for ExpressJet's operation of the flights, we pay ExpressJet for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and rent at hub airports.

We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). However, we do not manage our business or allocate resources based on segment operating income or loss because (1) our flight schedules are designed to maximize the passengers flying on both segments, (2) many operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing), and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

Financial information for the three and six months ended June 30 by business segment is set forth below (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Operating Revenue:
Mainline	$2,100	$1,881	$4,015	$3,657
Regional	414	335	768	601
Total Consolidated	$2,514	$2,216	$4,783	$4,258

Operating Income (Loss):
Mainline	$ 71	$ 220	$ 7	$ 40
Regional	(28)	18	(99)	(27)
Total Consolidated	$ 43	$ 238	$ (92)	$ 13

Net Income (Loss):
Mainline	$ (3)	$ 88	$ (86)	$ (85)
Regional	(14)	(9)	(55)	(57)
Total Consolidated	$ (17)	$ 79	$ (141)	$ (142)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Financings and Guarantees. We are the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (inclusive of $271 million of bonds issued by the City of Houston, but exclusive of the US Airways contingent liability, both described below). These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.6 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

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

We remain contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of principal and interest on special facilities revenue bonds issued by the Port Authority with an outstanding par amount of $174 million at June 30, 2004 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be required to cure the default, and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds at June 30, 2004 in the amount of $51 million with expiration dates through June 2008.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.6 billion of floating rate debt at June 30, 2004. In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $64 million at June 30, 2004.

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

We continue to believe that mutually acceptable agreements can be reached with all of these employee groups, although the ultimate outcome of the negotiations is unknown at this time.  In May 2004, we announced that if economic conditions in the industry do not improve, we will be forced to seek wage and benefit concessions and furloughs. Any labor disruptions that result in a prolonged significant reduction in flights would likely have a material adverse impact on our results of operations and financial condition. Moreover, other network carriers such as American Airlines, United Airlines and US Airways were able to achieve significant wage and benefit concessions only through bankruptcy or the threat of bankruptcy.

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

            Environmental Matters.  We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles.  In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001.  We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We have not recognized any receivables related to insurance recoveries at June 30, 2004.

            We expect our total losses from all environmental matters to be $52 million, for which we were fully accrued at June 30, 2004.  Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially impact our financial condition, liquidity or our results of operations.

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

            Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions.  The amended complaint alleged an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002.  The plaintiffs sought compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002.  On October 30, 2003, a summary judgment and order was granted in favor of all of the defendants.  Plaintiffs filed their appeal to this judgment and order on November 5, 2003.  Plaintiffs' appeal of this judgment is pending.

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

Always Travel, et. al. v. Air Canada, et al. On December 6, 2002, the named plaintiffs in this case, pending in the Federal Court of Canada, Trial Division, filed an amended statement of claim alleging that between 1995 and the present, Continental, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of the Competition Act of Canada.  Plaintiffs' motion for class certification is pending.

           In addition to the lawsuits brought by travel agencies discussed above, Continental is a defendant in an alleged securities fraud class action filed in federal court in Phoenix, Arizona relating to the sale of certain America West stock in 1998 brought against America West Airlines, America West Holdings Corporation and various other defendants, entitled Employer-Teamsters Joint Council No. 84 Pension Trust Fund v. America West Holdings Corp., et al. This action was first filed in March of 1999, but was dismissed. Plaintiffs then filed a Second Amended Consolidated Complaint in January 2001, which was dismissed with prejudice in June of 2001. Plaintiffs appealed that dismissal and in 2003 the Ninth Circuit Court of Appeals reversed and remanded the lower court's dismissal. In January 2004 the class was certified and the case is now set for trial in November 2004. Defendants' motions for summary judgment are pending.

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

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2003 10-K, which identify important factors such as terrorist attacks and international hostilities, the resulting regulatory developments and costs, our recent losses, our high leverage and significant financing needs, the significant cost of aircraft fuel, labor costs, competition and industry conditions, security requirements, regulatory matters, the seasonal nature of the airline business, certain tax matters and the Japanese economy and currency risk, that could cause actual results to differ materially from those in the forward-looking statements. In addition to the foregoing risks, there can be no assurance that we will be able to achieve the pre-tax contributions from the revenue-generating and cost-reducing initiatives discussed below, or even if achieved, that these initiatives will be sufficient to allow us to operate profitably in the current environment. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

The current U.S. domestic network carrier financial environment continues to be one of the worst in history and could deteriorate further. We have had substantial losses since September 11, 2001 and expect to incur a substantial loss in 2004. Losses of that magnitude are not sustainable over the long term. With the current weak domestic yield environment caused in large part by the growth of low cost competitors and fuel prices at twenty-year highs, our cost structure may not be competitive over the long-term. Additionally, many of our large network competitors have utilized bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

The cost-cutting and revenue-generating measures that we have implemented in recent years have proven insufficient to return us to profitability in the current environment. In such an environment, we must achieve significant further cost reductions, which may require us to furlough additional employees and secure material wage and benefit concessions. Other network carriers, such as American Airlines, United Airlines and US Airways, were able to achieve such concessions through bankruptcy or the threat of bankruptcy. Delta Air Lines has threatened bankruptcy in the absence of achieving significant wage and benefit concessions from its pilot group, and US Airways is seeking its third round of wage and benefit concessions in a bid to avert its second bankruptcy in two years.

Absent additional adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our liquidity will be sufficient to fund our current operations through 2005. However, we have significant financial obligations due in 2006 and thereafter, and we may have inadequate liquidity to meet those obligations if the current network carrier financial environment continues and we are unable to decrease our costs considerably. We will need to continue to implement additional revenue-generating, cost-cutting and other cash-generating measures beyond those previously announced in order to maintain adequate liquidity for our operations and debt service beyond 2005. In addition, it has become increasingly difficult for us to obtain financing in the face of significant losses and the current revenue and cost outlook. As a result, we may not be able to complete future financings that we may need to maintain adequate liquidity.

Among the many factors that threaten us and the network airline industry generally are the continued rapid growth of low-cost carriers and resulting downward pressure on yields, high fuel costs, high labor costs and unpredictable labor negotiations, increased security costs, and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2003 10-K.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2004 as compared to the corresponding periods ended June 30, 2003.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Consolidated Results of Operations

We recorded a consolidated net loss of $17 million for the second quarter of 2004 as compared to consolidated net income of $79 million for the three months ended June 30, 2003. We consider the key measure of our performance to be consolidated operating income, which was $43 million for the second quarter of 2004, as compared to $238 million for the second quarter of 2003. The results for the quarter ended June 30, 2003 include a $176 million security fee reimbursement. Operating income for 2003 also includes the consolidated results of ExpressJet, and were approximately $46 million higher than if ExpressJet had not been consolidated. As discussed in Note 6 to our consolidated financial statements, except for passenger revenue, the deconsolidation of ExpressJet in 2003 affected the comparability of our quarter-to-quarter financial results. Accordingly, the expense variance explanations discussed below exclude the effect of ExpressJet in 2003 unless the context indicates otherwise. Significant components of our operating results attributable to the deconsolidation of ExpressJet and attributable to our business generally are as follows (in millions, except percentage changes):

	As Reported Three Months Ended June 30,		Components of Increase (Decrease)
			Increase (Decrease) related to ExpressJet	All Other Increase	% Increase (Decrease) Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger (excluding related taxes and fees of $265 and $237, respectively) (B)	$2,331	$2,026	$ -	$305	15.1%
Cargo, mail and other	183	190	(1)	(6)	(3.2)%
	2,514	2,216	(1)	299	13.5%

Operating Expenses:
Wages, salaries and related costs	711	762	(86)	35	5.2%
Aircraft fuel and related taxes	387	318	(47)	116	42.8%
ExpressJet capacity purchase, net	328	-	266	62	23.3%
Aircraft rentals	222	224	-	(2)	(0.9)%
Landing fees and other rentals	161	152	(25)	34	26.8%
Maintenance, materials and repairs	102	126	(34)	10	10.9%
Depreciation and amortization	104	110	(4)	(2)	(1.9)%
Bookings fees, credit card discounts and sales	100	102	-	(2)	(2.0)%
Passenger servicing	76	73	(3)	6	8.6%
Commissions	40	36	-	4	11.1%
Other	210	237	(25)	(2)	(0.9)%
Fleet impairment losses and other special charges	30	14	-	16	NM
Security fee reimbursement	-	(176)	3	173	NM
	2,471	1,978	45	448	22.1%

Operating Income (Loss)	43	238	(46)	(149)	(77.6)%

Nonoperating Income (Expense)	(68)	(79)	(16)	5	7.9%

Income (Loss) before Income Taxes and Minority Interest	(25)	159	(30)	(154)	NM

Income Tax Benefit (Expense)	8	(67)	(17)	(58)	NM

Minority Interest	-	(13)	(13)	-	-

Net Income (Loss)	$ (17)	$ 79	$ -	$ (96)	NM
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in the second quarter of 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.
  The taxes and fees are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

Explanations for significant variances, after taking into account changes associated with the ExpressJet deconsolidation, are as follows:

Operating Revenue. Total passenger revenue increased 15.1% during the second quarter of 2004 due to higher traffic and capacity in all geographic regions, combined with the negative impact of the war in Iraq and SARS on the prior year results. Mainline passenger revenue increased 12.9% and regional passenger revenue increased 26.3%. Passenger revenue for the second quarter of 2004 and period to period comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:
		Percentage Increase (Decrease) in Second Quarter 2004 vs. Second Quarter 2003
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,166	5.2%	(0.3)%	5.5%
Trans-Atlantic	360	32.0%	1.2%	30.5%
Latin America	245	9.8%	(3.3)%	13.5%
Pacific	147	55.2%	23.2%	26.0%
Total Mainline	1,918	12.9%	0.5%	12.4%

Regional	413	26.3%	0.7%	25.6%

Total System	$2,331	15.1%	1.2%	13.7%

The U.S. airline industry is one of the most heavily taxed of all industries. These taxes and fees have grown significantly in the past decade, and currently include (a) a federal excise tax of 7.5% of the value of the ticket; (b) a federal segment tax of $3.10 per domestic flight segment of a passenger's itinerary; (c) up to $18 per round trip in local airport charges; and (d) up to $10 per round trip in airport security fees. Various U.S. taxes and fees are also assessed on international flights that can result in additional taxes and fees of up to $43 per international round trip, not counting fees and taxes imposed by foreign governments. Certain of these assessments must be included in the fares we advertise or quote to our customers. In many instances, increases in these taxes and fees have been absorbed by the airline industry rather than being passed on to the passenger. As a result, passenger revenue can decrease when these taxes and fees increase. These taxes and fees, which are not included in our reported passenger revenue, totaled $265 million and $237 million for the three months ended June 30, 2004 and 2003, respectively, and $509 million and $451 million for the six months ended June 30, 2004 and 2003, respectively.

Cargo, mail and other revenue decreased primarily due to decreased military charter flights substantially offset by higher freight volumes and revenue-generating initiatives.

Operating Expenses. Wages, salaries and related costs increased primarily due to a slight increase in the average number of employees, higher wage rates and higher flight activity. Aircraft fuel and related taxes increased due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 28.7% from 88.10 cents in the second quarter of 2003 to 113.35 cents in the second quarter of 2004. When considering our expected fuel volume increases in 2004, for every one dollar increase in the price of a barrel of crude oil, our fuel expense increases by approximately $38 million on an annual basis.

In 2004, obligations under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. In addition to the obligations for the purchased capacity, ExpressJet capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. In 2003, intercompany transactions between us and Holdings or ExpressJet under the capacity purchase agreement were eliminated in the consolidated financial statements. The actual obligations under the capacity purchase agreement were higher in the second quarter of 2004 than in the corresponding quarter of 2003 due to ExpressJet's larger fleet and increased flight activity at ExpressJet.

Landing fees and other rentals were higher due to increased flights at certain airports and fixed rent increases. The most significant increases were at Liberty International Airport in Newark and Bush Intercontinental Airport in Houston, where Terminal E was completed. Maintenance, materials and repair expenses increased primarily due to higher repair expenses and increases in the engine cost per hour contract rates associated with a maturing fleet.

In the second quarter of 2004, we recorded a special charge of $30 million ($19 million after income taxes) associated with future obligations for rent and return conditions related to six leased MD-80 aircraft which were permanently grounded. The second quarter of 2003 special charge consisted of $14 million ($8 million after income taxes) related to the deferral of aircraft deliveries.

In May 2003, we received and recognized in earnings a security fee reimbursement of $176 million in cash from the United States government pursuant to a supplemental appropriations bill enacted in April 2003. This amount was reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items.

Nonoperating Income (Expense). Equity in the income of affiliates included our equity in the earnings of Holdings and Copa Airlines in 2004 and Orbitz and Copa Airlines in 2003. Other nonoperating income (expense) in the three months ended June 30, 2004 included a loss of $6 million related to the adjustment to fair value of our investment in Orbitz, after associated compensation expense, and income of $12 million related to our tax sharing agreement with Holdings.

Income Tax Benefit.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. The impact of these differences on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes.

Minority Interest.  In 2003, minority interest represented the portion of Holdings' net income attributable to the equity of Holdings that we did not own.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities with jets with a capacity of greater than 100 seats while the regional segment consists of flights with jets with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. Under that agreement, we handle all of the scheduling and are responsible for setting prices and selling all of the seat inventory. In exchange for ExpressJet's operation of the flights, we pay ExpressJet for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports. The rates we pay ExpressJet for scheduled block hours are subject to adjustment effective January 1, 2005 and each year thereafter. On July 1, 2004, we began negotiating with ExpressJet to adjust the scheduled block hour rates as required by the capacity purchase agreement.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months
	Ended June 30,		Increase
	2004	2003	(Decrease)	% Increase

Operating Revenue:
Passenger	$1,918	$1,699	$ 219	12.9%
Cargo, mail and other	182	182	-	-
	2,100	1,881	219	11.6%

Operating Expenses:
Wages, salaries and related costs	699	666	33	5.0%
Aircraft fuel and related taxes	387	271	116	42.8%
Aircraft rentals	158	170	(12)	(7.1)%
Landing fees and other rentals	153	128	25	19.5%
Maintenance, materials and repairs	102	92	10	10.9%
Depreciation and amortization	101	102	(1)	(1.0)%
Bookings fees, credit card discounts and sales	81	86	(5)	(5.8)%
Passenger servicing	73	68	5	7.4%
Commissions	38	34	4	11.8%
Other	207	203	4	2.0%
Fleet impairment losses and other special charges	30	14	16	NM
Security fee reimbursement	-	(173)	173	NM
	2,029	1,661	368	22.2%

Operating Income	$ 71	$ 220	$(149)	(67.7)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Mainline aircraft rental expense decreased primarily due to lease expirations, lower rates on renewal leases and aircraft rent on permanently grounded leased MD-80 aircraft no longer requiring accrual since such amounts have been previously recognized, partially offset by new aircraft deliveries.

Regional. The deconsolidation of ExpressJet in 2003 affected the comparability of our regional segment's quarter-to-quarter financial results. Significant components of our regional segment's operating results attributable to the deconsolidation of ExpressJet and attributable to the segment's business generally are as follows (in millions, except percentage changes):
	Components of Increase (Decrease)
			Increase
	As Reported		(Decrease)		% Increase
	Three Months		Related to	All Other	(Decrease)
	Ended June 30,		ExpressJet	Increase	Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger	$413	$327	$ -	$86	26.3%
Cargo, mail and other	1	8	(1)	(6)	(85.7)%
	414	335	(1)	80	24.0%

Operating Expenses:
Wages, salaries and related costs	12	96	(86)	2	20.0%
Aircraft fuel and related taxes	-	47	(47)	-	-
ExpressJet capacity purchase, net	328	-	266	62	23.3%
Aircraft rentals	64	54	-	10	18.5%
Landing fees and other rentals	8	24	(25)	9	NM
Maintenance, materials and repairs	-	34	(34)	-	-
Depreciation and amortization	3	8	(4)	(1)	(25.0)%
Bookings fees, credit card discounts and sales	19	16	-	3	18.8%
Passenger servicing	3	5	(3)	1	50.0%
Commissions	2	2	-	-	-
Other	3	34	(25)	(6)	(66.7)%
Security fee reimbursement	-	(3)	3	-	-
	442	317	45	80	22.1%

Operating Income (Loss)	$ (28)	$ 18	$ (46)	$ -	-
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in the second quarter of 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Regional aircraft rental expense increased due to the higher number of regional jets in ExpressJet's fleet.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions):
	Three Months
	Ended June 30,		Increase
	2004	2003 (A)	(Decrease)	% Increase

Capacity purchase expenses	$371	$319	$52	16.3%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	27	9	18	200.0%
Sublease income	(70)	(62)	8	12.9%
ExpressJet capacity purchase, net	$328	$266	$ 62	23.3%
  Represents amounts had ExpressJet been deconsolidated in the second quarter of 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Consolidated Results of Operations

We recorded a consolidated net loss of $141 million for the first half of 2004 as compared to a consolidated net loss of $142 million for the six months ended June 30, 2003. Significant components of our operating results attributable to the deconsolidation of ExpressJet and attributable to our business generally are as follows (in millions, except percentage changes):

	As Reported Six Months Ended June 30,		Components of Increase (Decrease)
			Increase (Decrease) related to ExpressJet	All Other Increase	% Increase (Decrease) Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger (excluding related taxes and fees of $509 and $451, respectively) (B)	$4,418	$3,898	$ -	$520	13.3%
Cargo, mail and other	365	360	(4)	9	2.5%
	4,783	4,258	(4)	529	12.4%

Operating Expenses:
Wages, salaries and related costs	1,399	1,541	(170)	28	2.0%
Aircraft fuel and related taxes	720	680	(95)	135	23.1%
ExpressJet capacity purchase, net	645	-	532	113	21.2%
Aircraft rentals	442	446	-	(4)	(0.9)%
Landing fees and other rentals	319	304	(48)	63	24.6%
Maintenance, materials and repairs	214	260	(64)	18	9.2%
Depreciation and amortization	207	226	(9)	(10)	(4.6)%
Bookings fees, credit card discounts and sales	201	193	-	8	4.1%
Passenger servicing	145	143	(6)	8	5.8%
Commissions	76	72	-	4	5.6%
Other	422	477	(59)	4	1.0%
Fleet impairment losses and other special charges	85	79	-	6	7.6%
Security fee reimbursement	-	(176)	3	173	NM
	4,875	4,245	84	546	12.6%

Operating Income (Loss)	(92)	13	(88)	(17)	(22.7)%

Nonoperating Income (Expense)	(126)	(169)	(31)	(12)	(8.7)%

Loss before Income Taxes and Minority Interest	(218)	(156)	57	5	2.3%

Income Tax Benefit	77	39	32	6	8.5%

Minority Interest	-	(25)	(25)	-	-

Net Loss	$(141)	$(142)	$ -	$ (1)	(0.7)%
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in the first six months of 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.
  The taxes and fees are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

Explanations for significant variances, after taking into account the changes associated with the ExpressJet deconsolidation, are as follows:

Operating Revenue. Total passenger revenue increased 13.3% during the first half of 2004 due to higher traffic and capacity in all geographic regions, combined with the negative impact of the war in Iraq and SARS on the prior year results. Mainline passenger revenue increased 10.3% and regional passenger revenue increased 30.4%. Passenger revenue for the six months ended June 30, 2004 and period to period comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:
		Percentage Increase (Decrease) in June 30, 2004 YTD vs. June 30, 2003 YTD
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$2,250	4.4%	(1.4)%	5.9%
Trans-Atlantic	600	25.1%	6.7%	17.2%
Latin America	503	9.6%	(1.5)%	11.3%
Pacific	298	37.3%	19.5%	14.9%
Total Mainline	3,651	10.3%	0.8%	9.3%

Regional	767	30.4%	0.1%	30.3%

Total System	$4,418	13.3%	1.9%	11.3%

Cargo, mail and other revenue increased primarily due to higher freight volumes and revenue-generating initiatives, partially offset by decreased military charter flights.

Operating Expenses. Wages, salaries and related costs increased primarily due to higher wage rates and increased flight activity, partially offset by a reduction in the average number of employees. Aircraft fuel and related taxes increased due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 14.1% from 95.44 cents in the first half of 2003 to 108.88 cents in the first half of 2004.

In 2004, obligations under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. In addition to the obligations for the purchased capacity, ExpressJet capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. In 2003, transactions between us and Holdings or ExpressJet under the capacity purchase agreement were eliminated in the consolidated financial statements. The actual obligations under the capacity purchase agreement were higher in the first quarter of 2004 than in the corresponding quarter of 2003 due to ExpressJet's larger fleet and increased flight activity at ExpressJet.

Landing fees and other rentals were higher due to increased flights at certain airports and fixed rent increases. The most significant increases were at Liberty International Airport in Newark and Bush Intercontinental Airport in Houston, where Terminal E was completed. Maintenance, materials and repair expenses increased primarily due to higher repair expenses and increases in the engine cost per hour contract rates associated with a maturing fleet.

In the first six months of 2004, we recorded fleet impairment losses and other special charges of $85 million ($54 million after income taxes). Included in these charges were $49 million ($31 million after taxes) associated with future obligations for rent and return conditions related to nine leased MD-80 aircraft which were permanently grounded and a non-cash charge of $34 million ($22 million after income taxes) related to the termination of a 1993 service agreement with United Micronesian Development Association. Fleet impairment and other special charges in the first half of 2003 included a $44 million ($28 million after income taxes) additional impairment of our owned MD-80s and $14 million ($8 million after income taxes) related to the deferral of aircraft deliveries. The remainder of the 2003 charges consisted primarily of a write-down to market value of spare parts inventory for aircraft types that we had grounded or sold.  Our fleet of MD-80s was determined to be impaired and was written down to fair value in 2002. The additional write-downs of the aircraft and spare parts were necessary because the fair market values of these assets have declined as a result of the difficult financial environment and its effect on those assets.

In May 2003, we received and recognized in earnings a security fee reimbursement of $176 million in cash from the United States government pursuant to a supplemental appropriations bill enacted in April 2003. This amount was reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items.

Nonoperating Income (Expense). Equity in the income of affiliates included our equity in the earnings of Holdings and Copa Airlines in 2004 and Orbitz and Copa Airlines in 2003. Other nonoperating income (expense) in the six months ended June 30, 2004 included a loss of $4 million related to the adjustment to fair value of our investment in Orbitz, after associated compensation expense, and income of $24 million related to our tax sharing agreement with Holdings. The six months ended June 30, 2003 included foreign currency gains of $5 million, offset by the write-off of our $6 million investment in Cordiem LLC, an internet-based procurement service.

Income Tax Benefit.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. The impact of these differences on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes.

Minority Interest.  In 2003, minority interest represented the portion of Holdings' net income attributable to the equity of Holdings that we did not own.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Six Months
	Ended June 30,		Increase
	2004	2003	(Decrease)	% Increase

Operating Revenue:
Passenger	$3,651	$3,310	$341	10.3%
Cargo, mail and other	364	347	17	4.9%
	4,015	3,657	358	9.8%

Operating Expenses:
Wages, salaries and related costs	1,376	1,353	23	1.7%
Aircraft fuel and related taxes	720	585	135	23.1%
Aircraft rentals	316	340	(24)	(7.1)%
Landing fees and other rentals	303	256	47	18.4%
Maintenance, materials and repairs	214	196	18	9.2%
Depreciation and amortization	202	211	(9)	(4.3)%
Bookings fees, credit card discounts and sales	165	163	2	1.2%
Passenger servicing	140	133	7	5.3%
Commissions	72	68	4	5.9%
Other	415	406	9	2.2%
Fleet impairment losses and other special charges	85	79	6	NM
Security fee reimbursement	-	(173)	173	NM
	4,008	3,617	391	10.8%

Operating Income	$ 7	$ 40	$(33)	(82.5)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Mainline aircraft rental expense decreased primarily due to lease expirations, lower rates on renewal leases and aircraft rent on permanently grounded leased MD-80 aircraft no longer requiring accrual since such amounts have been previously recognized, partially offset by new aircraft deliveries.

Regional. The deconsolidation of ExpressJet in 2003 affected the comparability of our regional segment's financial results. Significant components of our regional segment's operating results attributable to the deconsolidation of ExpressJet and attributable to the segment's business generally are as follows (in million, except percentage changes):
	Components of Increase (Decrease)
			Increase
	As Reported		(Decrease)		% Increase
	Six Months		Related to	All Other	(Decrease)
	Ended June 30,		ExpressJet	Increase	Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger	$767	$588	$ -	$179	30.4%
Cargo, mail and other	1	13	(4)	(8)	(88.9)%
	768	601	(4)	171	28.6%

Operating Expenses:
Wages, salaries and related costs	23	188	(170)	5	27.8%
Aircraft fuel and related taxes	-	95	(95)	-	-
ExpressJet capacity purchase, net	645	-	532	113	21.2%
Aircraft rentals	126	106	-	20	18.9%
Landing fees and other rentals	16	48	(48)	16	NM
Maintenance, materials and repairs	-	64	(64)	-	-
Depreciation and amortization	5	15	(9)	(1)	(16.7)%
Bookings fees, credit card discounts and sales	36	30	-	6	20.0%
Passenger servicing	5	10	(6)	1	25.0%
Commissions	4	4	-	-	-
Other	7	71	(59)	(5)	(41.7)%
Security fee reimbursement	-	(3)	3	-	-
	867	628	84	155	21.8%

Operating Loss	$ (99)	$ (27)	$ (88)	$ 16	13.9%
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in the first six months of 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Regional aircraft rental expense increased due to the higher number of regional jets in ExpressJet's fleet.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions):
	Six Months
	Ended June 30,			Increase
	2004	2003	(A)	(Decrease)	% Increase

Capacity purchase expenses	$ 735	$ 627		$ 108	17.2%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	48	24		24	100.0%
Sublease income	(138)	(119)		19	16.0%
ExpressJet capacity purchase, net	$ 645	$ 532		$ 113	21.2%
  Represents amounts had ExpressJet been deconsolidated in the six months of 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

Certain Statistical Information. An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	June 30,		Increase/
	2004	2003	(Decrease)

Mainline Statistics:
Revenue passengers (thousands)	10,809	10,120	6.8%
Revenue passenger miles (millions) (1)	16,829	14,673	14.7%
Available seat miles (millions) (2)	21,547	19,168	12.4%
Cargo ton miles (millions)	248	225	10.2%
Passenger load factor (3)	78.1%	76.5%	1.6 pts.
Passenger revenue per available seat mile (cents)	8.90	8.86	0.5%
Total revenue per available seat mile (cents)	9.75	9.81	(0.6)%
Operating cost per available seat mile including special charges (cents) (4)	9.42	8.67	8.7%
Average yield per revenue passenger mile (cents) (5)	11.39	11.58	(1.6)%
Average price per gallon of fuel, excluding fuel taxes (cents)	109.00	83.90	29.9%
Average price per gallon of fuel, including fuel taxes (cents)	113.35	88.10	28.7%
Fuel gallons consumed (millions)	341	308	10.7%
Average fare per revenue passenger	$177.41	$167.87	5.7%
Average length of aircraft flight (miles)	1,323	1,252	5.7%
Average daily utilization of each aircraft (hours) (6)	10:13	9:12	11.1%
Actual aircraft in fleet at end of period (7)	352	358	(1.7)%

Regional Statistics:
Revenue passenger miles (millions) (1)	1,906	1,456	30.9%
Available seat miles (millions) (2)	2,603	2,073	25.6%
Passenger load factor (3)	73.2%	70.2%	3.0 pts.

Consolidated Statistics (Mainline and Regional):
Consolidated passenger load factor (3)	77.6%	75.9%	1.7 pts.
Consolidated breakeven passenger load factor (8)	78.7%	70.1%	8.6 pts.

	Six Months Ended		Net
	June 30,		Increase/
	2004	2003	(Decrease)

Mainline Statistics:
Revenue passengers (thousands)	20,544	19,365	6.1%
Revenue passenger miles (millions) (1)	31,542	27,947	12.9%
Available seat miles (millions) (2)	41,817	38,244	9.3%
Cargo ton miles (millions)	498	458	8.7%
Passenger load factor (3)	75.4%	73.1%	2.3 pts.
Passenger revenue per available seat mile (cents)	8.73	8.66	0.8%
Total revenue per available seat mile (cents)	9.60	9.56	0.4%
Operating cost per available seat mile including special charges (cents) (4)	9.58	9.46	1.3%
Average yield per revenue passenger mile (cents) (5)	11.58	11.84	(2.2)%
Average price per gallon of fuel, excluding fuel taxes (cents)	104.80	91.17	15.0%
Average price per gallon of fuel, including fuel taxes (cents)	108.88	95.44	14.1%
Fuel gallons consumed (millions)	661	613	7.8%
Average fare per revenue passenger	$177.73	$170.93	4.0%
Average length of aircraft flight (miles)	1,310	1,254	4.5%
Average daily utilization of each aircraft (hours) (6)	9:54	9:11	7.7%
Actual aircraft in fleet at end of period (7)	352	358	(1.7)%

Regional Statistics:
Revenue passenger miles (millions) (1)	3,448	2,534	36.1%
Available seat miles (millions) (2)	5,003	3,840	30.3%
Passenger load factor (3)	68.9%	66.0%	2.9 pts.

Consolidated Statistics (Mainline and Regional):
Consolidated passenger load factor (3)	74.7%	72.4%	2.3 pts.
Consolidated breakeven passenger load factor (8)	79.3%	77.2%	2.1 pts.

__________________

  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles that those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Includes fleet impairment losses and other special charges and security fee reimbursement per available seat mile, as follows: 0.14 cents for the three months ended June 30, 2004, (0.83) cents for the three months ended June 30, 2003, 0.20 cents for the six months ended June 30, 2004 and (0.24) cents for the six months ended June 30, 2003.
  The average revenue received for each revenue passenger mile flown.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft that were removed from service.
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis. Includes after-tax fleet impairment losses and other special charges and security fee reimbursement, as follows:
	Amount (in millions)	Impact on Consolidated Breakeven Passenger Load Factor

Three Months Ended
June 30, 2004	$ 19	1.2 pts.
June 30, 2003	(103)	(7.4) pts.

Six Months Ended
June 30, 2004	$ 54	1.7 pts.
June 30, 2003	(62)	(2.3) pts.

LIQUIDITY AND CAPITAL COMMITMENTS

As of June 30, 2004, we had $1.9 billion in consolidated cash, cash equivalents and short-term investments, which is $266 million higher than at December 31, 2003. At June 30, 2004, we had $177 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing agreements, letters of credit, performance bonds and interest rate swap agreements.

Operating Activities. Cash flows provided by operations for the six months ended June 30, 2004 were $463 million compared to cash flows provided by operations of $229 million in the comparable period of 2003. Although our net loss was relatively unchanged between the two periods, cash flows from operations increased primarily due to advance ticket sales associated with increased flight activity.

Absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our liquidity will be sufficient to fund our current operations through 2005. We will need to continue to implement additional revenue-generating, cost-cutting and other cash-generating measures beyond those previously announced in order to maintain adequate liquidity for our operations beyond 2005.

Investing Activities. Cash flows provided by investing activities, primarily capital expenditures, were $11 million for the six months ended June 30, 2004, compared to cash flows used in investing activities of $171 million for the six months ended June 30, 2003. The delivery of mainline aircraft in 2004 resulted in higher purchase deposit refunds than we received in 2003, partially offset by higher fleet expenditures. We took delivery of 11 mainline aircraft (of which five were owned and six were leased) and 11 leased regional jets in the first six months of 2004, compared to 24 leased regional jets in the first six months of 2003. Net sales (purchases) of short-term investments were also a significant factor in our cash flows from investing activities.

We have substantial commitments for capital expenditures, including the acquisition of new aircraft. Net capital expenditures for 2004 are expected to be $225 million, or $115 million when reduced by purchase deposits to be refunded, net of purchase deposits paid. Projected net capital expenditures consist of $60 million of fleet expenditures, $100 million of non-fleet expenditures and $65 million for rotable parts and capitalized interest. Through June 30, 2004, our net capital expenditures totaled $109 million and net purchase deposits refunded totaled $87 million.

Financing Activities. We have significant financial obligations due in 2006 and thereafter, and we may have inadequate liquidity to meet those obligations if the current network carrier financial environment continues and we are unable to decrease our costs considerably. It has become increasingly difficult for us to obtain financing in the face of significant losses and the current revenue and cost outlook. As a result, we may not be able to complete future financings that we may need to maintain adequate liquidity.

Cash flows used in financing activities, primarily the payment of long-term debt and capital lease obligations, were $186 million for the six months ended June 30, 2004, compared to cash provided of $49 million in the six months ended June 30, 2003. During the first six months of 2004, we issued $214 million of new debt related to aircraft acquisitions.

At June 30, 2004, we had approximately $6.0 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities, and substantially all of our otherwise readily financeable assets are encumbered. We were in compliance with all debt covenants at June 30, 2004.

On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard & Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. At June 30, 2004, our senior unsecured debt ratings were Caa2 (Moody's) and CCC+ (Standard & Poor's). Reductions in our credit ratings have increased the interest we pay on new issuances of debt, and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $75 million under our credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.

Our credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain special charges) to fixed charges (generally, interest and total rentals) ratio of 1.1 to 1.0 for the five-year term of the agreement. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. We are currently in compliance with these covenants and expect to be able to continue to comply with them through the end of 2004. We cannot currently predict whether we will be able to comply with these covenants beyond 2004. Failure to do so would result in our being required to post up to an additional $350 million of cash collateral, which could adversely affect our liquidity needed for our operations and debt service, but would not result in a default under any of our debt or lease agreements.

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 256 leased and owned mainline jet aircraft. Typically, these pass-through certificates, as well as a separate financing secured by aircraft spare parts, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $564 million at June 30, 2004. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.). Financial information for the parent companies of these policy providers is available over the internet at the SEC's website at http//www.sec.gov or at the SEC's public reference room in Washington, D.C.

Deferred Tax Assets.  As of December 31, 2003, we had a net deferred tax liability of $289 million including gross deferred tax assets aggregating $1.5 billion, $1.1 billion related to net operating losses ("NOLs"), and a valuation allowance of $219 million.

Income tax benefits recorded on net losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Our continued losses may compromise our ability to realize future tax benefits. As such, we may be required to provide additional valuation allowances in conjunction with deferred tax assets recorded on losses in the future. As a result, our future losses may not be reduced by tax benefits.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.62% for June 2004). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $35 million per year other than through the recognition of future built-in gain transactions.

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

Pension Plan. We have a noncontributory defined benefit plan covering substantially all of our employees. Funding requirements for defined benefit pension plans are determined by government regulations. Although our minimum funding requirement for 2004 is only $17 million, we had originally planned to contribute approximately $250 million to our pension plan in 2004 to maintain the plan's funding at 90% of its current liability. However, due to the weak revenue environment and record high fuel prices, we may determine to contribute less (or make no contribution) to our pension plan in 2004. On June 28, 2004, we filed an election with the IRS to preserve our eligibility for deficit reduction contribution relief under the recently enacted Pension Funding Equity Act. Under the relief, we may reduce pension contributions otherwise due for 2004. We are continuing to evaluate our 2004 contribution options to fund the pension plan and expect to make a decision regarding the funding by mid-September 2004. We made no contributions to the plan in the six months ended June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2003 10-K except as follows:

From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending upon the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. As of June 30, 2004, we had hedged approximately 45% of our remaining 2004 projected fuel requirements. We have hedged 25% of our estimated third and fourth quarter 2004 fuel requirements with petroleum call options at a strike price of $40 per barrel. An additional 20% of our estimated third and fourth quarter 2004 fuel requirements are hedged with petroleum call options at a strike price of $32 per barrel. We estimate that a 10% increase in the price per gallon of aircraft fuel would increase the fair value of petroleum call options existing at June 30, 2004 by $21 million.

Also, as of June 30, 2004, we had entered into option and forward contracts to hedge approximately 50% of our projected yen-denominated net cash flows for the remainder of 2004, forward contracts to hedge approximately 84% and 19% of our projected British pound-denominated net cash flows for the remainder of 2004 and the first six months of 2005, respectively, and forward contracts to hedge approximately 85% and 20% of our projected euro-denominated net cash flows for the remainder of 2004 and the first six months of 2005, respectively. Additionally, we had entered into an immaterial amount of forward contracts to hedge a portion of our projected Canadian dollar and Swiss Franc-denominated net cash flows for the third quarter of 2004. We estimate that at June 30, 2004, a 10% strengthening in the value of the U.S. dollar relative to the yen, pound and euro would have increased the fair value of the existing option and/or forward contracts by $3 million, $12 million and $5 million, respectively, offset by a corresponding loss on the underlying exposure of $8 million, $14 million and $4 million, respectively, resulting in a net $(5) million, $(2) million and $1 million gain (loss).

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See disclosure contained in Item 1. Legal Proceedings of Continental's Form 10-Q for the quarter ended March 30, 2004.

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

  Reports on Form 8-K:
(i)

Report dated April 1, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included press releases announcing the election of a new Board member and reporting our March 2004 performance.

(ii)	Report dated May 3, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our April 2004 performance.

(iii)	Report dated May 18, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release announcing worldwide fare increases.

(iv)	Report dated June 1, 2004, reporting Item 5. "Other Events". No financial statements were filed with this report, which included a press release reporting our May 2004 performance.

(v)

Report dated June 29, 2004, reporting Item 7. "Financial Statements and Exhibits". No financial statements were filed with this report, which included, as exhibits, instruments defining the rights of holders of Continental Airlines Class A Pass Through Certificates, Series 2004-ERJ1 that were issued on June 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: July 20, 2004	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Senior Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: July 20, 2004	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.