Form 10-Q
period 2004-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2004-10-20
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

_______________

As of October 15, 2004, 66,465,374 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (A)
(In millions, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Operating Revenue:
Passenger (excluding fees and taxes of $280, $228, $787 and $677) (B)	$2,377	$2,186	$6,795	$6,083
Cargo, mail and other	187	179	552	539
	2,564	2,365	7,347	6,622
Operating Expenses:
Wages, salaries and related costs	703	778	2,102	2,319
Aircraft fuel and related taxes	414	333	1,134	1,013
ExpressJet capacity purchase, net	347	-	992	-
Aircraft rentals	224	225	666	671
Landing fees and other rentals	169	165	488	469
Commissions, booking fees, credit card fees and other distribution costs	139	131	416	396
Maintenance, materials and repairs	107	135	321	395
Depreciation and amortization	104	110	312	336
Passenger servicing	84	81	229	224
Special charges	22	-	107	79
Security fee reimbursement	-	-	-	(176)
Other	227	233	648	708
	2,540	2,191	7,415	6,434

Operating Income (Loss)	24	174	(68)	188

Nonoperating Income (Expense):
Interest expense	(97)	(100)	(292)	(296)
Interest capitalized	3	6	11	19
Interest income	8	5	19	13
Equity in the income of affiliates	15	4	46	10
Gain on dispositions of ExpressJet Holdings shares	-	173	-	173
Other, net	31	(1)	50	(1)
	(40)	87	(166)	(82)
Income (Loss) before Income Taxes and Minority Interest	(16)	261	(234)	106
Income Tax Benefit (Expense)	-	(113)	77	(75)
Minority Interest	-	(15)	-	(40)
Net Income (Loss)	$ (16)	$ 133	$ (157)	$ (9)

Earnings (Loss) per Share:
Basic	$(0.24)	$2.04	$(2.38)	$(0.14)
Diluted	$(0.24)	$1.83	$(2.38)	$(0.14)
Shares Used for Computation:
Basic	66.3	65.4	66.1	65.4
Diluted	66.3	74.6	66.1	65.4

  2003 amounts include the consolidation of ExpressJet Holdings, Inc. while 2004 amounts do not. See Note 6 for further discussion.

  The fees and taxes are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (A)
(In millions, except for share data)
	September 30,	December 31,	September 30,
ASSETS	2004	2003	2003
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,173	$ 999	$ 1,115
Restricted cash and cash equivalents	192	170	139
Short-term investments	366	431	359
Total cash, cash equivalents and short-term investments	1,731	1,600	1,613
Accounts receivable, net	541	403	466
Spare parts and supplies, net	213	191	231
Deferred income taxes	176	157	185
Note receivable from ExpressJet Airlines, Inc.	54	67	-
Prepayments and other	247	168	197
Total current assets	2,962	2,586	2,692

Property and Equipment:
Owned property and equipment:
Flight equipment	6,745	6,574	6,648
Other	1,251	1,195	1,310
	7,996	7,769	7,958
Less: Accumulated depreciation	1,959	1,784	1,806
	6,037	5,985	6,152

Purchase deposits for flight equipment	113	225	257

Capital leases:
Flight equipment	106	107	117
Other	290	297	272
	396	404	389
Less: Accumulated amortization	135	126	128
	261	278	261
Total property and equipment	6,411	6,488	6,670

Routes	615	615	615
Airport operating rights, net	242	259	267
Intangible pension asset	124	124	144
Investment in affiliates	236	173	95
Note receivable from ExpressJet Airlines, Inc.	45	126	-
Other assets, net	231	278	288

Total Assets	$10,866	$10,649	$10,771

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (A)
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2004	2003	2003
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 382	$ 422	$ 543
Accounts payable	815	840	854
Air traffic liability	1,182	957	997
Accrued payroll	299	281	278
Accrued other liabilities	409	366	357
Total current liabilities	3,087	2,866	3,029

Long-Term Debt and Capital Leases	5,463	5,558	5,602

Deferred Income Taxes	411	446	506

Accrued Pension Liability	895	678	588

Other	325	309	308

Commitments and Contingencies

Minority Interest	-	-	(26)

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,937,192, 91,507,192 and 91,223,610 issued	1	1	1
Additional paid-in capital	1,409	1,401	1,396
Retained earnings	791	948	901
Accumulated other comprehensive loss	(375)	(417)	(393)
Treasury stock - 25,471,881 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity	685	792	764
Total Liabilities and Stockholders' Equity	$ 10,866	$ 10,649	$ 10,771

  September 30, 2003 amounts include the consolidation of ExpressJet Holdings, Inc. while September 30, 2004 and December 31, 2003 amounts do not. See Note 6 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (A)
(In millions)
	Nine Months Ended September 30,
	2004		2003
	(Unaudited)

Net cash provided by operations	$	$ 488	$ 181

Cash Flows from Investing Activities:
Capital expenditures		(134)	(135)
Purchase deposits paid in connection with future aircraft deliveries		(19)	(22)
Purchase deposits refunded in connection with aircraft delivered		124	44
Sale (purchase) of short-term investments, net		65	(62)
Other		14	38
Net cash provided by (used in) investing activities		50	(137)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(357)	(369)
Proceeds from issuance of long-term debt, net		-	534
Increase in restricted cash		(22)	(77)
Other		15	-
Net cash (used in) provided by financing activities		(364)	88

Net Increase in Cash and Cash Equivalents		174	132

Cash and Cash Equivalents - Beginning of Period		999	983

Cash and Cash Equivalents - End of Period		$1,173	$1,115

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ 214	$ -
Contribution of ExpressJet stock to pension plan		$ -	$ 100

  2003 amounts include the consolidation of ExpressJet Holdings, Inc. while 2004 amounts do not. See Note 6 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. ExpressJet Holdings, Inc. ("Holdings") is accounted for as an equity investment in our September 30, 2004 and December 31, 2003 balance sheets and statements of operations for the three and nine months ended September 30, 2004, and was consolidated in our financial statements prior to November 12, 2003 (see Note 6). We directly own a 30.8% interest in Holdings as of September 30, 2004. Holdings wholly owns ExpressJet Airlines, Inc. ("ExpressJet"), which operates regional jets. We purchase all the seat capacity of ExpressJet. See Note 6 for further discussion.

Certain reclassifications have been made in the prior period's financial statements to conform to the current year presentation.

NOTE 1 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the period presented in which we reported net income (in millions):
Three Months Ended September 30, 2003

Numerator:
Numerator for basic earnings per share - net income	$ 133

Effect of dilutive securities - interest expense on:
Convertible Junior Subordinated Debentures held by Subsidiary Trust	2
4.5% Convertible Notes	1
Numerator for diluted earnings per share - net income after assumed conversions	$ 136

Denominator:
Denominator for basic earnings per share - weight average shares	65.4

Effect of dilutive securities - assumed shares upon conversion of:
Convertible Junior Subordinated Debentures held by Subsidiary Trust	4.1
4.5% Convertible Notes	5.0
Employee stock options	0.1
Dilutive potential common shares	9.2

Denominator for diluted earnings per share - adjusted weighted-average and assumed conversions	74.6

Weighted average options to purchase approximately 6.2 million, 6.7 million, 6.3 million and 6.8 million shares of our Class B common stock were not included in the computation of diluted earnings (loss) per share for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, respectively, because the options' exercise prices were greater than the average market price of the common shares or the effect of including the options would have been antidilutive. Because we recorded net losses during the three and nine months ended September 30, 2004 and the nine months ended September 30, 2003, our Convertible Junior Subordinated Debentures Held by Subsidiary Trust and 4.5% Convertible Notes were also antidilutive. As a result, there was no difference between basic loss per share for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2003 on the one hand, and diluted loss per share for the same periods, on the other hand.

On September 30, 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as a feature by which the debt becomes convertible into common shares of the issuer if the issuer's common stock price has exceeded a predetermined threshold for a specified time period. Prior to the new consensus, most issuers, including us, excluded the potential dilutive effect of the conversion feature from diluted earnings per share until the contingency threshold is met. EITF Issue No. 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. This change does not have any effect on net income (loss), but it will affect the related per share amounts. The new rules will be effective for reporting periods ending after December 15, 2004.

We will adopt EITF Issue No. 04-08 as of December 31, 2004 and will restate the computations of earnings (loss) per share for prior periods. We will include (if dilutive) the assumed conversion of our 5% Convertible Notes issued in June 2003 in our diluted earnings per share calculations. This will increase the denominator in our diluted earnings per share calculations by approximately 8.7 million shares, resulting in lower diluted earnings per share in periods in which we report net income. Additionally, we will adjust net income (loss) in our diluted earnings per share calculations to reflect the reduction of our proportionate equity in Holdings resulting from the assumed conversion of Holdings' contingently convertible debt securities. We expect this change to have an immaterial impact on our diluted earnings (loss) per share calculations.

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

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation" (in millions except per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$ (16)	$ 133	$(157)	$ (9)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(1)	(1)	(4)	(5)
Net income (loss), pro forma	$ (17)	$ 132	$(161)	$ (14)

Earnings (loss) per share:
Basic, as reported	$(0.24)	$2.04	$(2.38)	$(0.14)
Basic, pro forma	$(0.26)	$2.02	$(2.44)	$(0.22)

Diluted, as reported	$(0.24)	$1.83	$(2.38)	$(0.14)
Diluted, pro forma	$(0.26)	$1.82	$(2.44)	$(0.22)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting in other comprehensive income (loss). For the third quarter of 2004 and 2003, total comprehensive income amounted to $8 million and $130 million, respectively. For the nine months ended September 30, 2004 and 2003, total comprehensive income (loss) amounted to $(116) million and $7 million, respectively. The difference between the net income (loss) and total comprehensive income (loss) for each period was attributable to changes in the fair value of derivative financial instruments.

At September 30, 2004, our derivative financial instruments which qualified for hedge accounting consisted of petroleum call options contracts to provide short-term protection against a sharp increase in jet fuel prices and option and forward contracts to hedge foreign currency-denominated net cash flows.

NOTE 4 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 352 mainline jets and 240 regional jets at September 30, 2004, excluding aircraft out of service. The regional jets are leased by ExpressJet from us and are operated by ExpressJet. Our and ExpressJet's purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of September 30, 2004 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	Options

777-200ER	18	6	12	-	1
767-400ER	16	14	2	-	-
767-200ER	10	9	1	-	-
757-300	9	9	-	-	-
757-200	41	13	28	-	-
737-900	12	8	4	3	24
737-800	90	26	64	31	35
737-700	36	12	24	15	24
737-500	63	15	48	-	-
737-300	50	15	35	-	-
MD-80	7	2	5	-	-
Mainline jets	352	129	223	49	84

ERJ-145XR	70	-	70	34	100
ERJ-145	140	18	122	-	-
ERJ-135	30	-	30	-	-
Regional jets	240	18	222	34	100

Total	592	147	445

As of September 30, 2004, we had 11 owned and 13 leased MD-80 aircraft and one leased DC-10-30 aircraft out of service.

The 11 owned out-of-service MD-80 aircraft are being carried at an aggregate fair value of $22 million, and the remaining rentals and obligations for return conditions on the 14 leased aircraft have been accrued. As of September 30, 2004, we subleased the one DC-10-30 aircraft and one leased MD-80 aircraft to third parties.

Additionally, we have 12 Embraer 120 turboprop aircraft and 13 ATR 42 turboprop aircraft out of service. We lease 17 and own eight of these aircraft. The eight owned aircraft are being carried at an aggregate fair value of $11 million, and the remaining rentals and obligations for return conditions on those leased aircraft accounted for as operating leases have been accrued. We currently sublease seven of the leased out-of-service turboprop aircraft to third parties.

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

During the first nine months of 2004, we removed from service one leased 737-300 aircraft in conjunction with its lease expiration, four owned MD-80 aircraft and 12 leased MD-80 aircraft with leases expiring between 2004 and 2007. We recorded charges of $70 million associated with future obligations for rent and return conditions, net of estimated sublease income, on the 12 leased MD-80 aircraft. Three of these removals occurred in the third quarter, resulting in a charge of $21 million. Continuing with our previously announced plans to remove all remaining MD-80 aircraft from service over the next three months, we will record a charge of approximately $17 million in the fourth quarter of 2004 as the five remaining leased MD-80 aircraft exit revenue service and are permanently grounded.

Also during the first nine months of 2004, we took delivery of five 757-300 aircraft and nine 737-800 aircraft, of which three 737-800s were delivered in the third quarter. As of September 30, 2004, we had firm purchase commitments for 49 aircraft from Boeing, with an estimated cost of approximately $1.9 billion, and options to purchase an additional 84 Boeing aircraft. We currently expect to take delivery of two 737-800 aircraft during the final three months of 2004, seven Boeing aircraft in the second half of 2005 and none in 2006 and 2007. Delivery of the remaining 40 firm order aircraft is expected to occur in 2008 and 2009.

We currently have agreements for the financing of the two Boeing aircraft scheduled for delivery during the final three months of 2004, subject to customary conditions. We do not have backstop financing or any other financing currently in place for the remainder of the Boeing aircraft on firm order. Further financing will be needed to satisfy our capital commitments for our firm aircraft scheduled for delivery beyond 2004. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

ExpressJet took delivery of 16 ERJ-145XR aircraft during the first nine months of 2004, including five in the third quarter. As of September 30, 2004, ExpressJet had firm commitments for 34 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $700 million, and options to purchase an additional 100 Embraer aircraft. ExpressJet currently anticipates taking delivery of an additional five regional jets during the remainder of 2004. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft delivered to ExpressJet. We cannot predict whether passenger traffic levels will enable us to utilize fully regional jets scheduled for future delivery to ExpressJet.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

NOTE 5 - SPECIAL CHARGES

In the nine months ended September 30, 2004, we recorded special charges of $70 million associated with future obligations for rent and return conditions related to 12 leased MD-80 aircraft that were permanently grounded during the period. In the first quarter of 2004, we recorded a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesian Development Association. The remainder of the special charges in 2004 were related to the write-off of leasehold improvements and other items.

In the first quarter of 2003, we recorded special charges of $65 million. These charges consisted primarily of a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to fair value in 2002. The remainder of the charges consisted primarily of the write-down to fair value of spare parts inventory for permanently grounded fleets. These write-downs were necessary because the fair values of the MD-80 fleet and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines.

During the second quarter of 2003, we agreed to defer firm deliveries of 36 Boeing 737 aircraft that were originally scheduled for delivery in 2005, 2006 and 2007. These aircraft will now be delivered in 2008 and beyond. In connection with the deferrals, we recorded a charge of $14 million.

Activity related to the accruals for future lease payments and return condition and closure/under-utilization of facilities for the nine months ended September 30, 2004 is as follows (in millions):
	December 31, 2003	Accrual	Payments	September 30, 2004

Allowance for future lease payments and return condition	$83	$75	$(44)	$114
Closure/under-utilization of facilities	17	-	(3)	14

NOTE 6 - INVESTMENT IN EXPRESSJET AND EXPRESSJET CAPACITY PURCHASE AGREEMENT

           Investment in ExpressJet. During the third quarter of 2003, we sold approximately 9.8 million shares of our Holdings common stock to Holdings, reducing our ownership interest in Holdings from 53.1% to 44.6%. In a subsequent transaction in the third quarter of 2003, we contributed approximately 7.4 million shares of Holdings common stock to our defined benefit pension plan, further reducing our direct ownership of Holdings to below 31%. We recognized gains totaling $173 million in the third quarter of 2003 as a result of the sale of Holdings shares to Holdings and the contribution of Holdings shares to our defined benefit pension plan.

Prior to these transactions, we consolidated Holdings because we owned over 50% of the voting interest in Holdings. Following these transactions, we would have deconsolidated Holdings and accounted for our interest using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", which was the applicable accounting literature prior to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). However, we adopted FIN 46 on July 1, 2003 and elected to restate prior period financial statements for retroactive application.

Under FIN 46, Holdings and ExpressJet each meet the criteria for a variable interest entity because the voting rights and economic interests we hold in these entities are disproportional to our obligations to absorb expected losses or receive expected residual returns. The variable interests in Holdings and ExpressJet include our capacity purchase agreement, a tax sharing agreement between Holdings and us, a note payable from Holdings to us, convertible debentures issued by Holdings and held by third parties and Holdings common stock. Our assessment under FIN 46 of expected losses and expected residual returns indicated that the main factors that caused us to have a disproportionate share of the expected losses were the possibility that ExpressJet would be unable to fully repay its debt or to make payments under the tax sharing agreement. The assessment indicated that we exceeded 50% of the expected losses even though our equity interest had fallen below 50%. Furthermore, the assessment indicated that only when our combined direct equity interest and the interest held by our defined benefit pension plan fell to 41% did our share of the expected losses drop below 50%, the point at which FIN 46 required deconsolidation.

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

Effective November 12, 2003, we account for our interest in Holdings using the equity method. We believe that use of the equity method is appropriate given our percentage ownership and our continued ability to significantly influence Holdings' operations through our capacity purchase agreement and our continued representation on Holdings' Board of Directors. Since the inception of our capacity purchase agreement with Holdings and ExpressJet, we have purchased all of ExpressJet's capacity and are responsible for selling all of the purchased seat inventory. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with expenses under the capacity purchase agreement reflected as a separate operating expense. The primary effects of deconsolidation of Holdings from our financial statements were a decrease in individual operating expense line items and an increase in the "ExpressJet capacity purchase, net" expense line item. Additional changes include a decrease in current assets, primarily due to the elimination of Holdings' cash, an increase in non-current assets resulting from the inclusion of our note receivable from Holdings (previously eliminated in consolidation) and a decrease in long-term debt. Nonoperating income has increased due to our equity in Holdings' earnings and earnings under our tax sharing agreement with Holdings. Additionally, after deconsolidation, we no longer record minority interest on either our balance sheet or statement of operations.

For the quarter and nine months ended September 30, 2003, expenses under the capacity purchase agreement were eliminated in consolidation and the portion of Holdings' net income attributable to the equity of Holdings that we did not own was reported as minority interest in our consolidated statement of operations.

  As of September 30, 2004, we directly owned 16.7 million shares of Holdings common stock with a market value of $167 million, which represented a 30.8% interest in Holdings. We do not currently intend to remain a stockholder of Holdings over the long term.  Subject to market conditions, we intend to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future.

In addition to the Holdings shares we own, our defined benefit pension plan owned 1.2 million shares of Holdings common stock at September 30, 2004, which represented a 2.3% interest in Holdings. The independent trustee for our defined benefit pension plan sold 3.3 million shares to third parties during the nine months ended September 30, 2004. The combined interest in Holdings of our direct ownership and our pension plan at September 30, 2004 was 17.9 million shares, or 33% of Holdings' outstanding shares.

Capacity Purchase Agreement. Our capacity purchase agreement with Holdings and ExpressJet provides that we generally purchase all of ExpressJet's capacity for a negotiated price, and we are at risk for selling all of the seat inventory at market prices. The rates we pay ExpressJet for scheduled block hours are subject to adjustment effective January 1, 2005 and each year thereafter. On July 1, 2004, we began negotiating with ExpressJet to adjust the scheduled block hour rates for calendar year 2005 as required by the capacity purchase agreement. We have substantially completed the rate negotiations for 2005 and anticipate reducing our scheduled block hour rates for calendar year 2005 approximately two percent when compared to our cost in 2004. In addition, we have an agreement in principle with ExpressJet to amend the capacity purchase agreement with respect to certain other matters, including to cap ExpressJet's prevailing margin at 10%.

Our obligations under the capacity purchase agreement and ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes), less our rental income on aircraft we lease to ExpressJet, totaled $347 million and $992 million in the three and nine months ended September 30, 2004 and $288 million and $821 million in the three and nine months ended September 30, 2003. The 2004 amounts are reported as "ExpressJet capacity purchase, net" and the 2003 amounts were eliminated in our consolidated financial statements.

Tax Sharing Agreement. We recognized nonoperating income related to our tax sharing agreement with Holdings of $14 million and $37 million for the three and nine months ended September 30, 2004, respectively. There was no such income in the first nine months of 2003.

Note Receivable from ExpressJet. At December 31, 2003, we had a $193 million note receivable from ExpressJet. In accordance with our amended and restated promissory note agreement dated November 5, 2002 with ExpressJet, principal and accrued interest on the note are payable quarterly by ExpressJet. During the third quarter, ExpressJet paid in advance $54 million in lieu of principal payments that would have otherwise been scheduled to be made on December 31, 2004 and March 31, 2005. As a result of an agreement between us and ExpressJet regarding the application of this advance payment, no principal payments are scheduled to be made under the note on these dates. The remaining balance of the note at September 30, 2004 was $99 million.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Pension Plan. Net periodic defined benefit pension expense included the following components (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Service cost	$ 38	$ 39	$113	$117
Interest cost	38	33	114	101
Expected return on plan assets	(29)	(18)	(87)	(54)
Amortization of prior service cost	5	5	15	15
Amortization of unrecognized net actuarial loss	18	21	62	68
Net periodic benefit expense	$ 70	$ 80	$217	$247

Due to record high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we have elected to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we are not required to make any contributions to our pension plan in 2004 and thus do not intend to do so. Based on current legislation and current assumptions, we will be required to contribute in excess of $1.5 billion to our pension plan over the next five years, including approximately $300 million in 2005, to meet our minimum funding obligations. The primary assumptions relate to the rate of return on plan assets, the discount rate and our intention to use deficit contribution relief during calendar year 2005. If actual experience is different from our current assumptions, these estimates may change.

At September 30, 2004, our defined benefit pension plan held 1.2 million shares of Holdings common stock with a market value of $12 million.

Employee Stock Purchase Plan. On March 12, 2004, our stockholders voted to adopt the 2004 Employee Stock Purchase Plan. All of our employees (including Continental Micronesia, Inc. employees) are eligible to participate in this program beginning in the second quarter of 2004. Participants may purchase shares of our Class B common stock at 85% (or higher in certain circumstances) of the fair market value of the stock on either the first day or the last day of the option period (whichever is lower), limited to a minimum purchase price of $10 per share. In the aggregate, 3,000,000 shares may be purchased. These shares may be newly issued or reacquired shares. Through September 30, 2004, 249,160 shares were issued under this plan at a price of $10 per share. Because the price of our stock at September 30, 2004 was below the threshold level for the minimum purchase price permitted by the plan, no shares were issued under the plan for the third quarter of 2004.

NOTE 8 - PENDING SALE OF INVESTMENT IN ORBITZ

We own approximately 9% of the outstanding shares of Orbitz, an internet travel website. On September 29, 2004, Cendant Corp. announced a tender offer for all outstanding shares of Orbitz. The transaction, which has been approved by the boards of both companies but is subject to regulatory approvals and other customary conditions, is expected to close during the fourth quarter of 2004. The market value of our Orbitz shares at September 30, 2004 was $27.20 per share. Based on this market value, we recognized as nonoperating income a fair value adjustment of $15 million (net of related compensation expense) in the third quarter of 2004.

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

NOTE 10 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses beginning with the third quarter of 2004. As a result, our net loss for the third quarter of 2004 was not reduced by any tax benefit. The impact of the non-deductibility of certain expenses and state income taxes on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes.

NOTE 11 - SEGMENT REPORTING

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

Financial information for the three and nine months ended September 30 by business segment is set forth below (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Operating Revenue:
Mainline	$2,160	$2,011	$6,175	$5,668
Regional	404	354	1,172	954
Total Consolidated	$2,564	$2,365	$7,347	$6,622

Operating Income (Loss):
Mainline	$ 82	$ 159	$ 89	$ 208
Regional	(58)	15	(157)	(20)
Total Consolidated	$ 24	$ 174	$ (68)	$ 188

Net Income (Loss):
Mainline	$ 45	$ 147	$ (40)	$ 72
Regional	(61)	(14)	(117)	(81)
Total Consolidated	$ (16)	$ 133	$ (157)	$ (9)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $174 million at September 30, 2004 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default, and the applicable documents provide that we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated. In September 2004, US Airways filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2004, US Airways has made no election to assume or to reject the lease agreement in its bankruptcy case.

We also have letters of credit and performance bonds at September 30, 2004 in the amount of $50 million with expiration dates through June 2008.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.5 billion of floating rate debt at September 30, 2004. In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $59 million at September 30, 2004.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Employees. Approximately 41% of our employees are covered by collective bargaining agreements. Of these, substantially all have contracts under negotiation or that become amendable in 2004.

The collective bargaining agreement between us and our pilots, represented by the Air Line Pilots Association ("ALPA"), became amendable in October 2002.  After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations are continuing.

Our mechanics, represented by the International Brotherhood of Teamsters ("Teamsters"), ratified a new four-year collective bargaining agreement in December 2002 that made an adjustment to pay and recognized industry conditions.  The agreement became amendable with respect to wages, pension and health insurance provisions on December 31, 2003.  Negotiations commenced with the Teamsters regarding these subjects in December 2003 and are continuing.  Work rules and other contractual items are established through 2006.

The collective bargaining agreement between us and our dispatchers, represented by the Transport Workers Union ("TWU"), became amendable in October 2003.  Negotiations commenced with the TWU in September 2003 and are continuing.

The collective bargaining agreement between us and our flight attendants, represented by the International Association of Machinists and Aerospace Workers ("IAM"), became amendable on October 1, 2004. Negotiations commenced with the IAM in September 2004 and are continuing.

We continue to believe that mutually acceptable agreements can be reached with all of these employee groups, although the ultimate outcome of the negotiations is unknown at this time.

In September 2004, we announced a cost-savings initiative of $200 million in pre-tax cost-savings measures that included the elimination of approximately 425 positions through layoffs, attrition and the elimination of unfilled positions. We also eliminated approximately 250 reservation agent positions during the third quarter of 2004. Given the current adverse environment in which we operate, we may be required to seek material wage and benefit reductions and workrule changes in the near future. Such action could lead to labor disruptions, which could have a material adverse impact on our results of operations and financial condition.

           ExpressJet and its pilot union have reached a tentative agreement for a new collective bargaining agreement. The agreement is subject to ratification by the ExpressJet pilots.  A labor disruption at ExpressJet resulting in a prolonged significant reduction in their flights would have a material adverse impact on our results of operations and financial condition.

            Environmental Matters.  We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles.  In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001.  We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We have not recognized any receivables related to insurance recoveries at September 30, 2004.

            We expect our total losses from all environmental matters to be $51 million, for which we were fully accrued at September 30, 2004.  Although we believe, based on currently available information, that our reserves for potential environmental remediation costs are adequate, reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially impact our financial condition, liquidity or our results of operations.

IRS Examinations. The IRS is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

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

            Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions.  The amended complaint alleged an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002.  The plaintiffs sought compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002.  On October 30, 2003, a summary judgment and order was granted in favor of all of the defendants.  Plaintiffs filed their appeal to this judgment and order on November 5, 2003.  Plaintiffs' appeal of this judgment is pending oral argument on October 27, 2004 before the Fourth Circuit Court of Appeals.

            Several travel agents who purportedly opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission:  Tam Travel, Inc. v. Delta Airlines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC, et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 12, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has not yet commenced involving Continental.

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

           In addition to the lawsuits brought by travel agencies discussed above, Continental was a defendant in an alleged securities fraud class action filed in federal court in Phoenix, Arizona relating to the sale of certain America West stock in 1998 brought against America West Airlines, America West Holdings Corporation and various other defendants, entitled Employer-Teamsters Joint Council No. 84 Pension Trust Fund v. America West Holdings Corp., et al. This action was first filed in March of 1999, but was dismissed. Plaintiffs then filed a Second Amended Consolidated Complaint in January 2001, which was dismissed with prejudice in June of 2001. Plaintiffs appealed that dismissal and in 2003 the Ninth Circuit Court of Appeals reversed and remanded the lower court's dismissal. In January 2004 the class was certified and was set for trial in November 2004. On September 27, 2004, the Court granted full summary judgment in favor of Continental. We are uncertain whether plaintiffs will appeal this ruling.

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

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2003 10-K, which identify important factors such as terrorist attacks and international hostilities, our recent losses, our high leverage and significant financing needs, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the growth of low cost carriers, demand for airline travel, airline pricing environment and industry capacity decisions, security requirements, regulatory matters, the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters), certain tax matters and the Japanese economy and currency risk, that could cause actual results to differ materially from those in the forward-looking statements. In addition to the foregoing risks, there can be no assurance that we will be able to achieve the pre-tax contributions from the revenue-generating and cost-reducing initiatives discussed below, or even if achieved, that these initiatives will be sufficient to allow us to operate profitably in the current environment. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

The current U.S. domestic network carrier financial environment continues to be the worst in history and could deteriorate further. We have had substantial losses since September 11, 2001 and expect to incur a substantial loss in 2004. If the current adverse environment does not improve, we expect to incur a significant loss in 2005 as well. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable over the long term. With the current weak domestic yield environment caused in large part by the growth of low cost competitors and fuel prices at twenty-year highs, our cost structure is not competitive. Additionally, many of our network competitors have used bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

The $1.1 billion of cost-cutting and revenue-generating measures (including the $200 million cost-cutting program described below) that we have implemented in recent years have proven insufficient to return us to profitability in the current environment. In such an environment, we must achieve significant further cost reductions, which may require us to furlough additional employees and may require us to seek material wage and benefit reductions and workrule changes in the near future. Other network carriers, such as American Airlines, United Airlines and US Airways, were able to achieve such reductions and changes only through bankruptcy or the threat of bankruptcy. US Airways sought and obtained further wage reductions in its second bankruptcy case, which commenced in September 2004. Delta Air Lines has threatened bankruptcy unless it achieves significant wage and benefit concessions from its pilot group.

Absent additional adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our liquidity will be sufficient to fund our current operations and other financial obligations through 2005. However, we have significant financial obligations due in 2006 and thereafter, and we may have inadequate liquidity to meet those obligations if the current financial environment for network carriers continues and we are unable to decrease our costs considerably. In addition, it has become increasingly difficult for us to obtain financing in the face of significant losses and the current revenue and cost outlook. As a result, we may not be able to complete future financings that we may need to maintain adequate liquidity.

In September 2004, we announced an initiative to achieve $200 million in pre-tax cost savings that included the elimination of approximately 425 positions through layoffs, attrition and the elimination of unfilled positions. The cost-savings measures are expected to provide approximately $125 million of pre-tax benefits in 2005 and will be fully implemented by 2007. We also eliminated approximately 250 reservation agent positions during the third quarter of 2004. We will need to continue to implement additional revenue-generating, cost-cutting and other cash-generating measures beyond those previously announced in order to maintain adequate liquidity for our operations and other financial obligations beyond 2005. Given the current adverse environment in which we operate, we may be required to seek material wage and benefit reductions and workrule changes in the near future.

Among the many factors that threaten us and the network airline industry generally are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic yields, high fuel costs, increased security costs, high labor costs, unpredictable labor negotiations and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2003 10-K.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2004 as compared to the corresponding periods ended September 30, 2003.

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Consolidated Results of Operations

We recorded a consolidated net loss of $16 million for the third quarter of 2004 as compared to consolidated net income of $133 million for the three months ended September 30, 2003. The primary reasons for the change were increased fuel costs in 2004 and a $173 million gain on the disposition of Holdings shares in third quarter 2003. We consider the key measure of our performance to be consolidated operating income, which was $24 million for the third quarter of 2004, as compared to $174 million for the third quarter of 2003. As discussed in Note 6 to our consolidated financial statements, except for passenger revenue, the deconsolidation of ExpressJet in 2003 affected the comparability of our quarter-to-quarter financial results. Accordingly, the expense variance explanations discussed below exclude the effect of ExpressJet in 2003 unless the context indicates otherwise. Significant components of our operating results attributable to the deconsolidation of ExpressJet and attributable to our business generally are as follows (in millions, except percentage changes):

	As Reported Three Months Ended September 30,		Components of Increase (Decrease)
			Increase (Decrease) related to ExpressJet	All Other Increase	% Increase (Decrease) Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger	$2,377	$2,186	$ -	$ 191	8.7%
Cargo, mail and other	187	179	(1)	9	5.1%
	2,564	2,365	(1)	200	8.5%

Operating Expenses:
Wages, salaries and related costs	703	778	(92)	17	2.5%
Aircraft fuel and related taxes	414	333	(50)	131	46.3%
ExpressJet capacity purchase, net	347	-	288	59	20.5%
Aircraft rentals	224	225	-	(1)	(0.4)%
Landing fees and other rentals	169	165	(28)	32	23.4%
Commissions, booking fees, credit card fees and other distribution costs	139	131	-	8	6.1%
Maintenance, materials and repairs	107	135	(33)	5	4.9%
Depreciation and amortization	104	110	(5)	(1)	(1.0)%
Passenger servicing	84	81	(3)	6	7.7%
Special charges	22	-	-	22	NM
Other	227	233	(31)	25	12.4%
	2,540	2,191	46	303	13.5%

Operating Income (Loss)	24	174	(47)	(103)	(81.1)%

Nonoperating Income (Expense)	(40)	87	15	(142)	NM

Income (Loss) before Income Taxes and Minority Interest	(16)	261	(32)	(245)	NM

Income Tax Benefit (Expense)	-	(113)	17	96	NM

Minority Interest	-	(15)	15	-	NM

Net Income (Loss)	$ (16)	$ 133	$ -	$(149)	NM
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

Explanations for significant variances, after taking into account changes associated with the ExpressJet deconsolidation, are as follows:

Operating Revenue. Total passenger revenue increased 8.7% during the third quarter of 2004 due to higher traffic and capacity on international destinations and an increase in regional flights. The higher revenue from international flights was primarily the result of new destinations and depressed activity in 2003 due to the hostilities in Iraq and SARS. Mainline passenger revenue increased 7.3% and regional passenger revenue increased 16.4%. Passenger revenue for the third quarter of 2004 and period to period comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:
		Percentage Increase (Decrease) in Third Quarter 2004 vs. Third Quarter 2003
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,116	(0.5)%	(0.5)%	-
Trans-Atlantic	433	26.6%	0.8%	25.6%
Latin America	253	8.8%	(4.7)%	14.1%
Pacific	170	19.9%	15.0%	4.3%
Total Mainline	1,972	7.3%	0.3%	7.0%

Regional	405	16.4%	(2.1)%	18.8%

Total System	$2,377	8.7%	0.5%	8.1%

The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade and currently include (a) a federal excise tax of 7.5% of the value of the ticket; (b) a federal segment tax of $3.10 per domestic flight segment of a passenger's itinerary; (c) up to $18 per round trip in local airport charges; and (d) up to $10 per round trip in airport security fees. Various U.S. fees and taxes are also assessed on international flights that can result in additional fees and taxes of up to $43 per international round trip, not counting fees and taxes imposed by foreign governments. Certain of these assessments must be included in the fares we advertise or quote to our customers. In many instances, increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the passenger. As a result, passenger revenue can decrease when these fees and taxes increase. These fees and taxes, which are not included in our reported passenger revenue, increased to $280 million for the three months ended September 30, 2004, compared to $228 million for the same period in 2003, and to $787 million for the nine months ended September 30, 2004, compared to $677 million for the same period in 2003. As a percentage of passenger revenues, these fees and taxes increased from 10.4% to 11.8% for the three months ended September 30, 2004 compared to the same period in 2003 mainly as the result of the temporary suspension of the $10 per round trip security fee from June 1, 2003 to September 30, 2003.

Cargo, mail and other revenue increased slightly primarily due to higher freight volumes and revenue-generating initiatives offset by decreased military charter flights.

Operating Expenses. Wages, salaries and related costs increased primarily due to increased flight activity which resulted in a slight increase in the average number of employees and higher wage rates. Aircraft fuel and related taxes increased due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 39.9% from 85.65 cents in the third quarter of 2003 to 119.85 cents in the third quarter of 2004. Based on our expected fuel volume for 2004, for every one dollar increase in the price of a barrel of crude oil, our fuel expense increases by approximately $38 million on an annual basis.

In 2004, obligations under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. In addition to the obligations for the purchased capacity, ExpressJet capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. In 2003, intercompany transactions between us and Holdings or ExpressJet under the capacity purchase agreement were eliminated in the consolidated financial statements. The actual obligations under the capacity purchase agreement were higher in the third quarter of 2004 than in the corresponding quarter of 2003 due to ExpressJet's larger fleet and increased regional flights.

Landing fees and other rentals were higher due to increased flights at certain airports and fixed rent increases combined with Continental no longer charging ExpressJet rent at certain airports. The most significant increases were at Liberty International Airport in Newark and Bush Intercontinental Airport in Houston, where Terminal E was completed. Maintenance, materials and repair expenses increased primarily due to increases in the engine cost per hour contract rates associated with a maturing fleet. Other operating expenses increased primarily due to higher air navigation fees, lodging costs associated with an increase in international flights and the temporary suspension of security costs from June 1, 2003 to September 30, 2003.

In the third quarter of 2004, we recorded a special charge of $22 million, primarily associated with future obligations for rent and return conditions related to three leased MD-80 aircraft which were permanently grounded.

Nonoperating Income (Expense). Equity in the income of affiliates included our equity in the earnings of Holdings and Copa Airlines in 2004 and Orbitz and Copa Airlines in 2003. Other nonoperating income (expense) in the three months ended September 30, 2004 included a gain of $15 million related to the adjustment to fair value of our investment in Orbitz, after associated compensation expense, and income of $14 million related to our tax sharing agreement with Holdings. Nonoperating income for the third quarter of 2003 included a $173 million gain on the dispositions of Holdings shares.

Income Tax Benefit (Expense).  Our effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses beginning with the third quarter of 2004. As a result, our net loss for the third quarter of 2004 was not reduced by any tax benefit. The impact of the non-deductibility of certain expenses and state income taxes on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes.

Minority Interest.  In 2003, minority interest represented the portion of Holdings' net income attributable to the equity of Holdings that we did not own.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities with jets with a capacity of greater than 100 seats while the regional segment consists of flights with jets with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. Under that agreement, we handle all of the scheduling and are responsible for setting prices and selling all of the seat inventory. In exchange for ExpressJet's operation of the flights, we pay ExpressJet for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports. The rates we pay ExpressJet for scheduled block hours are subject to adjustment effective January 1, 2005 and each year thereafter. On July 1, 2004, we began negotiating with ExpressJet to adjust the scheduled block hour rates for calendar year 2005 as required by the capacity purchase agreement. We have substantially completed the rate negotiations for 2005 and anticipate reducing our scheduled block hour rates for calendar year 2005 approximately two percent when compared to our cost in 2004. In addition, we have an agreement in principle with ExpressJet to amend the capacity purchase agreement with respect to certain other matters, including to cap ExpressJet's prevailing margin at 10%.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months
	Ended September 30,		Increase
	2004	2003	(Decrease)	% Increase

Operating Revenue:
Passenger	$1,972	$1,838	$134	7.3%
Cargo, mail and other	188	173	15	8.7%
	2,160	2,011	149	7.4%

Operating Expenses:
Wages, salaries and related costs	692	676	16	2.4%
Aircraft fuel and related taxes	414	283	131	46.3%
Aircraft rentals	158	167	(9)	(5.4)%
Landing fees and other rentals	161	137	24	17.5%
Commissions, booking fees, credit card fees and other distribution costs	119	113	6	5.3%
Maintenance, materials and repairs	107	102	5	4.9%
Depreciation and amortization	101	102	(1)	(1.0)%
Passenger servicing	81	75	6	8.0%
Special charges	22	-	22	NM
Other	223	197	26	13.2%
	2,078	1,852	226	12.2%

Operating Income	$ 82	$ 159	$(77)	(48.4)%

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

Regional. The deconsolidation of ExpressJet in 2003 affected the comparability of our regional segment's quarter-to-quarter financial results. Significant components of our regional segment's operating results attributable to the deconsolidation of ExpressJet and attributable to the segment's business generally are as follows (in millions, except percentage changes):
	Components of Increase (Decrease)
			Increase
	As Reported		(Decrease)		% Increase
	Three Months		Related to	All Other	(Decrease)
	Ended September 30,		ExpressJet	Increase	Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger	$405	$348	$ -	$ 57	16.4%
Cargo, mail and other	(1)	6	(1)	(6)	NM
	404	354	(1)	51	14.4%

Operating Expenses:
Wages, salaries and related costs	11	102	(92)	1	10.0%
Aircraft fuel and related taxes	-	50	(50)	-	-
ExpressJet capacity purchase, net	347	-	288	59	20.5%
Aircraft rentals	66	58	-	8	13.8%
Landing fees and other rentals	8	28	(28)	8	NM
Commissions, booking fees, credit card fees and other distribution costs	20	18	-	2	11.1%
Maintenance, materials and repairs	-	33	(33)	-	-
Depreciation and amortization	3	8	(5)	-	-
Passenger servicing	3	6	(3)	-	-
Other	4	36	(31)	(1)	(20.0)%
	462	339	46	77	20.0%

Operating Income (Loss)	$ (58)	$ 15	$ (47)	$(26)	(81.3)%
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Regional aircraft rental expense increased due to the higher number of regional jets in ExpressJet's fleet.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Three Months
	Ended September 30,
	2004	2003 (A)	Increase	% Increase

Capacity purchase expenses	$386	$343	$43	12.5%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	33	9	24	266.7%
Sublease income	(72)	(64)	8	12.5%
ExpressJet capacity purchase, net	$347	$288	$59	20.5%
  Represents amounts had ExpressJet been deconsolidated in 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Consolidated Results of Operations

We recorded a consolidated net loss of $157 million for the first nine months of 2004 as compared to a consolidated net loss of $9 million for the nine months ended September 30, 2003. The primary reasons for the change were increased fuel costs in 2004 and a $176 million security fee reimbursement received from the federal government under a supplemental appropriations bill and a $173 million gain on the disposition of Holdings shares, both of which occurred in 2003. Significant components of our operating results attributable to the deconsolidation of ExpressJet and attributable to our business generally are as follows (in millions, except percentage changes):

	As Reported Nine Months Ended September 30,		Components of Increase (Decrease)
			Increase (Decrease) related to ExpressJet	All Other Increase	% Increase (Decrease) Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger	$6,795	$6,083	$ -	$ 712	11.7%
Cargo, mail and other	552	539	(3)	16	3.0%
	7,347	6,622	(3)	728	11.0%

Operating Expenses:
Wages, salaries and related costs	2,102	2,319	(261)	44	2.1%
Aircraft fuel and related taxes	1,134	1,013	(145)	266	30.6%
ExpressJet capacity purchase, net	992	-	821	171	20.8%
Aircraft rentals	666	671	-	(5)	(0.7)%
Landing fees and other rentals	488	469	(75)	94	23.9%
Commissions, booking fees, credit card fees and other distribution costs	416	396	-	20	5.1%
Maintenance, materials and repairs	321	395	(97)	23	7.7%
Depreciation and amortization	312	336	(15)	(9)	(2.8)%
Passenger servicing	229	224	(9)	14	6.5%
Special charges	107	79	-	28	35.4%
Security fee reimbursement	-	(176)	3	173	NM
Other	648	708	(90)	30	4.9%
	7,415	6,434	132	849	12.9%

Operating Income (Loss)	(68)	188	(135)	(121)	NM

Nonoperating Income (Expense)	(166)	(82)	45	(129)	NM

Income (Loss) before Income Taxes and Minority Interest	(234)	106	(90)	(250)	NM

Income Tax Benefit (Expense)	77	(75)	50	102	NM

Minority Interest	-	(40)	40	-	NM

Net Loss	$ (157)	$ (9)	$ -	$(148)	NM
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

Explanations for significant variances, after taking into account the changes associated with the ExpressJet deconsolidation, are as follows:

Operating Revenue. Total passenger revenue increased 11.7% during the first nine months of 2004 due to higher traffic and capacity in all geographic regions, combined with the negative impact of the hostilities in Iraq and SARS on the prior year results. Mainline passenger revenue increased 9.2% and regional passenger revenue increased 25.2%. Passenger revenue for the nine months ended September 30, 2004 and period to period comparisons of passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations are shown below:
		Percentage Increase (Decrease) in September 30, 2004 YTD vs. September 30, 2003 YTD
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$3,367	2.8%	(1.0)%	3.9%
Trans-Atlantic	1,036	25.9%	4.6%	20.3%
Latin America	753	9.0%	(2.9)%	12.2%
Pacific	468	30.3%	17.3%	11.1%
Total Mainline	5,624	9.2%	0.6%	8.5%

Regional	1,171	25.2%	(0.6)%	26.0%

Total System	$6,795	11.7%	1.4%	10.2%

Cargo, mail and other revenue increased primarily due to higher freight volumes and revenue-generating initiatives, partially offset by decreased military charter flights.

Operating Expenses. Wages, salaries and related costs increased primarily due to increased flight activity which resulted in a slight increase in the average number of employees and higher wage rates. Aircraft fuel and related taxes increased due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 22.4% from 92.01 cents in the first nine months of 2003 to 112.64 cents in the first nine months of 2004.

In 2004, obligations under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. In addition to the obligations for the purchased capacity, ExpressJet capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. In 2003, transactions between us and Holdings or ExpressJet under the capacity purchase agreement were eliminated in the consolidated financial statements. The actual obligations under the capacity purchase agreement were higher in the first nine months of 2004 than in the corresponding period of 2003 due to ExpressJet's larger fleet and increased flight activity at ExpressJet.

Landing fees and other rentals were higher due to increased flights at certain airports and fixed rent increases combined with our no longer charging ExpressJet rent at certain airports. The most significant increases were at Liberty International Airport in Newark and Bush Intercontinental Airport in Houston, where Terminal E was completed. Maintenance, materials and repair expenses increased primarily due to increases in the engine cost per hour contract rates associated with a maturing fleet.

In the first nine months of 2004, we recorded special charges of $107 million. Included in these charges were $70 million associated with future obligations for rent and return conditions related to 12 leased MD-80 aircraft which were permanently grounded, a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesian Development Association and charges related to the write-off of leasehold improvements and other items. Special charges in the first nine months of 2003 included a $44 million additional impairment of our owned MD-80s and $14 million related to the deferral of aircraft deliveries. The remainder of the 2003 charges consisted primarily of a write-down to fair value of spare parts inventory for aircraft types that we had grounded or sold.

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

Nonoperating Income (Expense). Equity in the income of affiliates included our equity in the earnings of Holdings and Copa Airlines in 2004 and Orbitz and Copa Airlines in 2003. Other nonoperating income (expense) in the nine months ended September 30, 2004 included a gain of $11 million related to the adjustment to fair value of our investment in Orbitz, after associated compensation expense, and income of $37 million related to our tax sharing agreement with Holdings. The nine months ended September 30, 2003 included $173 million gain on the dispositions of Holdings shares.

Income Tax Benefit (Expense).  Our effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses beginning with the third quarter of 2004. As a result, our net loss for the third quarter of 2004 was not reduced by any tax benefit. The impact of the non-deductibility of certain expenses and state income taxes on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes.

Minority Interest.  In 2003, minority interest represented the portion of Holdings' net income attributable to the equity of Holdings that we did not own.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Nine Months
	Ended September 30,		Increase
	2004	2003	(Decrease)	% Increase

Operating Revenue:
Passenger	$5,624	$5,148	$ 476	9.2%
Cargo, mail and other	551	520	31	6.0%
	6,175	5,668	507	8.9%

Operating Expenses:
Wages, salaries and related costs	2,067	2,029	38	1.9%
Aircraft fuel and related taxes	1,134	868	266	30.6%
Aircraft rentals	474	506	(32)	(6.3)%
Landing fees and other rentals	464	394	70	17.8%
Commissions, booking fees, credit card fees and other distribution costs	356	345	11	3.2%
Maintenance, materials and repairs	321	298	23	7.7%
Depreciation and amortization	304	313	(9)	(2.9)%
Passenger servicing	221	209	12	5.7%
Special charges	107	70	37	52.9%
Security fee reimbursement	-	(173)	173	NM
Other	638	601	37	6.2%
	6,086	5,460	626	11.5%

Operating Income	$ 89	$ 208	$(119)	(57.2)%

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

Regional. The deconsolidation of ExpressJet in 2003 affected the comparability of our regional segment's financial results. Significant components of our regional segment's operating results attributable to the deconsolidation of ExpressJet and attributable to the segment's business generally are as follows (in million, except percentage changes):
	Components of Increase (Decrease)
			Increase
	As Reported		(Decrease)		% Increase
	Nine Months		Related to	All Other	(Decrease)
	Ended September 30,		ExpressJet	Increase	Excluding
	2004	2003	Deconsolidation (A)	(Decrease)	ExpressJet

Operating Revenue:
Passenger	$1,171	$935	$ -	$236	25.2%
Cargo, mail and other	1	19	(3)	(15)	(93.8)%
	1,172	954	(3)	221	23.2%

Operating Expenses:
Wages, salaries and related costs	35	290	(261)	6	20.7%
Aircraft fuel and related taxes	-	145	(145)	-	NM
ExpressJet capacity purchase, net	992	-	821	171	20.8%
Aircraft rentals	192	165	-	27	16.4%
Landing fees and other rentals	24	75	(75)	24	NM
Commissions, booking fees, credit card fees and other distribution costs	60	51	-	9	17.6%
Maintenance, materials and repairs	-	97	(97)	-	NM
Depreciation and amortization	8	23	(15)	-	-
Passenger servicing	8	15	(9)	2	33.3%
Special charges	-	9	-	(9)	-
Security fee reimbursement	-	(3)	3	-	NM
Other	10	107	(90)	(7)	(41.2)%
	1,329	974	132	223	20.2%

Operating Loss	$ (157)	$ (20)	$ (135)	$ (2)	(1.3)%
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated in 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Regional aircraft rental expense increased due to the higher number of regional jets in ExpressJet's fleet. We recorded a special charge of $9 million in the nine months ended September 30, 2003 to write down to fair value our spare parts inventory for grounded turboprop aircraft.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Nine Months
	Ended September 30,		Increase
	2004	2003 (A)	(Decrease)	% Increase

Capacity purchase expenses	$1,121	$ 970	$151	15.6%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	80	34	46	135.3%
Sublease income	(209)	(183)	26	14.2%
ExpressJet capacity purchase, net	$ 992	$ 821	$171	20.8%
  Represents amounts had ExpressJet been deconsolidated in 2003 and reported using the equity method of accounting at the 53.1% ownership interest in effect at that time.

Certain Statistical Information. An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	September 30,		Increase/
	2004	2003	(Decrease)

Mainline Statistics:
Onboard passengers (thousands) (1)	11,182	10,826	3.3%
Revenue passenger miles (millions) (2)	17,923	16,436	9.0%
Available seat miles (millions) (3)	21,979	20,550	7.0%
Cargo ton miles (millions)	250	221	13.1%
Passenger load factor (4)	81.5%	80.0%	1.5 pts.
Passenger revenue per available seat mile (cents)	8.97	8.94	0.3%
Total revenue per available seat mile (cents)	9.83	9.79	0.4%
Operating cost per available seat mile including special charges (cents) (5)	9.45	9.01	4.9%
Average yield per revenue passenger mile (cents) (6)	11.00	11.18	(1.6)%
Average price per gallon of fuel, including fuel taxes (cents)	119.85	85.65	39.9%
Fuel gallons consumed (millions)	345	330	4.5%
Average fare per revenue passenger	$179.55	$173.16	3.7%
Average length of aircraft flight (miles)	1,358	1,299	4.5%
Average daily utilization of each aircraft (hours) (7)	10:05	9:38	4.7%
Actual aircraft in fleet at end of period (8)	352	352	-

Regional Statistics:
Onboard passengers (thousands) (1)	3,680	3,133	17.5%
Revenue passenger miles (millions) (2)	1,999	1,605	24.5%
Available seat miles (millions) (3)	2,695	2,269	18.8%
Passenger load factor (4)	74.2%	70.8%	3.4 pts.
Passenger revenue per available seat mile (cents)	15.01	15.33	(2.1)%
Actual aircraft in fleet at end of period (8)	240	218	10.1%

Consolidated Statistics (Mainline and Regional):
Onboard passengers (thousands) (1)	14,862	13,959	6.5%
Passenger load factor (4)	80.7%	79.1%	1.6 pts.
Breakeven passenger load factor (9)	81.4%	69.8%	11.6 pts.
Passenger revenue per available seat mile (cents)	9.63	9.58	0.5%

	Nine Months Ended		Net
	September 30,		Increase/
	2004	2003	(Decrease)

Mainline Statistics:
Onboard passengers (thousands) (1)	32,119	30,560	5.1%
Revenue passenger miles (millions) (2)	49,466	44,383	11.5%
Available seat miles (millions) (3)	63,796	58,794	8.5%
Cargo ton miles (millions)	748	679	10.2%
Passenger load factor (4)	77.5%	75.5%	2.0 pts.
Passenger revenue per available seat mile (cents)	8.81	8.76	0.6%
Total revenue per available seat mile (cents)	9.68	9.64	0.4%
Operating cost per available seat mile including special charges (cents) (5)	9.54	9.30	2.6%
Average yield per revenue passenger mile (cents) (6)	11.37	11.60	(2.0)%
Average price per gallon of fuel, including fuel taxes (cents)	112.64	92.01	22.4%
Fuel gallons consumed (millions)	1,007	943	6.8%
Average fare per revenue passenger	$178.36	$171.72	3.9%
Average length of aircraft flight (miles)	1,326	1,269	4.5%
Average daily utilization of each aircraft (hours) (7)	9:58	9:20	6.8%
Actual aircraft in fleet at end of period (8)	352	352	-

Regional Statistics:
Onboard passengers (thousands) (1)	10,110	8,368	20.8%
Revenue passenger miles (millions) (2)	5,447	4,139	31.6%
Available seat miles (millions) (3)	7,697	6,109	26.0%
Passenger load factor (4)	70.8%	67.8%	3.0 pts.
Passenger revenue per available seat mile (cents)	15.22	15.31	(0.6)%
Actual aircraft in fleet at end of period (8)	240	218	10.1%

Consolidated Statistics (Mainline and Regional):
Onboard passengers (thousands) (1)	42,229	38,928	8.5%
Passenger load factor (4)	76.8%	74.8%	2.0 pts.
Breakeven passenger load factor (9)	80.0%	75.0%	5.0 pts.
Passenger revenue per available seat mile (cents)	9.50	9.37	1.4%

__________________

  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles that those seats are flown.
  Revenue passenger miles divided by available seat miles.
  Includes special charges and security fee reimbursement per available seat mile, as follows: 0.10 cents for the three months ended September 30, 2004, 0.17 cents for the nine months ended September 30, 2004 and (0.16) cents for the nine months ended September 30, 2003.
  The average revenue received for each revenue passenger mile flown.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  Excludes aircraft that were removed from service.
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis. Includes pretax fleet special charges, security fee reimbursement and gain on dispositions of Holdings shares, as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expense (Income) (in millions):
Special charges	$22	$ -	$107	$ 79
Security fee reimbursement	-	-	-	(176)
Gain on dispositions of Holdings shares	-	(173)	-	(173)
Total	$22	$(173)	$107	$(270)

Increase in (reduction to) consolidated Breakeven passenger load factor	0.9 pts.	(7.3) pts.	1.4 pts.	(4.2) pts.

LIQUIDITY AND CAPITAL COMMITMENTS

As of September 30, 2004, we had $1.7 billion in consolidated cash, cash equivalents and short-term investments, which is $131 million higher than at December 31, 2003. At September 30, 2004, we had $192 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing agreements, letters of credit, performance bonds and interest rate swap agreements.

Absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our liquidity will be sufficient to fund our current operations and other financial obligations through 2005. We will need to continue to implement additional revenue-generating, cost-cutting and other cash-generating measures beyond those previously announced in order to maintain adequate liquidity for our operations beyond 2005.

Operating Activities. Cash flows provided by operations for the nine months ended September 30, 2004 were $488 million compared to cash flows provided by operations of $181 million in the comparable period of 2003. Cash flows from operations increased primarily due to our election to use deficit contribution relief under the Pension Funding Equity Act of 2004 and make no contributions to our pension plan in the nine months ended September 30, 2004, compared to contributions of $272 million in the comparable 2003 period. Cash flows from operations were also favorably impacted by an increase in advance ticket sales and payments of $94 million on our note receivable from ExpressJet, including a $54 million advance payment of future principal payments. Payments on the note receivable from ExpressJet were eliminated in our consolidated financial statements for the nine months ended September 30, 2003.

Investing Activities. Cash flows provided by investing activities, primarily capital expenditures, were $50 million for the nine months ended September 30, 2004, compared to cash flows used in investing activities of $137 million for the nine months ended September 30, 2003. The delivery of mainline aircraft in 2004 resulted in higher purchase deposit refunds than we received in 2003. We took delivery of 14 mainline aircraft (of which five were owned and nine were leased) and 16 leased regional jets in the first nine months of 2004, compared to 30 leased regional jets in the first nine months of 2003. Net sales of short-term investments were also a significant factor in our cash flows from investing activities.

We have substantial commitments for capital expenditures, including the acquisition of new aircraft. Net capital expenditures for 2004 are expected to be $191 million, or $82 million when reduced by purchase deposits to be refunded, net of purchase deposits paid. Projected net capital expenditures consist of $64 million of fleet expenditures, $85 million of non-fleet expenditures and $42 million for rotable parts and capitalized interest. Through September 30, 2004, our net capital expenditures totaled $134 million and net purchase deposits refunded totaled $105 million.

We own approximately 9% of the outstanding shares of Orbitz, an internet travel website. On September 29, 2004, Cendant Corp. announced a tender offer for all outstanding shares of Orbitz. The transaction, which has been approved by the boards of both companies but is subject to regulatory approvals and other customary conditions, is expected to close during the fourth quarter of 2004. Upon closing of the transaction, we expect to receive cash proceeds of approximately $80 million (net of related compensation expenses). These estimated net proceeds represent a return in excess of 270% on our initial investment in Orbitz.

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

Cash flows used in financing activities, primarily the payment of long-term debt and capital lease obligations, were $364 million for the nine months ended September 30, 2004, compared to cash provided of $88 million in the nine months ended September 30, 2003. During the first nine months of 2004, we issued $214 million of new debt related to aircraft acquisitions.

At September 30, 2004, we had approximately $5.8 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities, and substantially all of our otherwise readily financeable assets are encumbered. We were in compliance with all debt covenants at September 30, 2004.

On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard & Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. At September 30, 2004, our senior unsecured debt ratings were Caa2 (Moody's) and CCC+ (Standard & Poor's). Reductions in our credit ratings have increased the interest we pay on new issuances of debt, and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $75 million under our credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.

Our credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain special charges) to fixed charges (generally, interest and total rentals) ratio of 1.1 to 1.0 for the five-year term of the agreement. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. While we are currently in compliance with all of the covenants, we are in negotiations to modify the covenants through early 2006. Failure to maintain compliance would result in our being required to post up to an additional $350 million of cash collateral, which could adversely affect our liquidity needed for our operations and debt service, but would not result in a default under any of our debt or lease agreements. If we are unable to modify the covenants by December 31, 2004, it is likely that we will not be in compliance at that date and will be required to post additional cash collateral of approximately $150 million (which would increase restricted cash).

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

We have also utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 68 leased regional jet aircraft. The liquidity providers for these certificates include the following: Citicorp North America, Inc., West LB AG, Credit Lyonnais, New York Branch and ABN AMRO Bank N.V.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $551 million at September 30, 2004. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.). Financial information for the parent companies of these policy providers is available over the internet at the SEC's website at http//www.sec.gov or at the SEC's public reference room in Washington, D.C.

Deferred Tax Assets.  As of December 31, 2003, we had a net deferred tax liability of $289 million including gross deferred tax assets aggregating $1.5 billion, $1.1 billion related to net operating losses ("NOLs"), and a valuation allowance of $219 million.

Income tax benefits recorded on net losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. During the third quarter of 2004, our losses caused our aggregate deferred tax assets (primarily composed of net operating loss carryovers) to exceed our deferred tax liabilities (primarily composed of cumulative tax accelerated depreciation). Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets recorded on losses beginning in the third quarter of 2004. As a result, our third quarter 2004 net loss was not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowances in conjunction with deferred tax assets recorded on losses in the future.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.72% for September 2004). Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $27 million per year other than through the recognition of future built-in gain transactions.

The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Cleveland Airport Lease. We have entered into a Memorandum of Understanding with the City of Cleveland, Ohio pertaining to our existing lease for certain premises at Terminal C at Cleveland Hopkins International Airport, which is scheduled to expire at the end of 2005. Under the memorandum, which is subject to approval by our Board of Directors, we have agreed to use good faith efforts to negotiate the terms of a definitive agreement that would extend the lease for an additional ten years.

Pension Plan. We have a noncontributory defined benefit plan covering substantially all of our employees. Funding requirements for defined benefit pension plans are determined by government regulations. Due to record high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we have elected to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we are not required to make any contributions to our pension plan in 2004 and thus do not intend to do so. Based on current legislation and current assumptions, we will be required to contribute in excess of $1.5 billion to our pension plan over the next five years, including approximately $300 million in 2005, to meet our minimum funding obligations. The primary assumptions relate to the rate of return on plan assets, the discount rate and our intention to use deficit contribution relief during calendar year 2005. If actual experience is different from our current assumptions, these estimates may change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2003 10-K except as follows:

From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Depending upon the hedging method employed, our strategy may limit our ability to benefit from declines in fuel prices. As of September 30, 2004, we had hedged approximately 46% of our remaining 2004 projected fuel requirements. We have hedged 26% of our estimated remaining 2004 fuel requirements with petroleum call options at a strike price of $40 per barrel. An additional 20% of our estimated remaining 2004 fuel requirements are hedged with petroleum call options at a strike price of $32 per barrel. We estimate that a 10% increase in the price per gallon of aircraft fuel at September 30, 2004 would increase the fair value of petroleum call options existing at September 30, 2004 by $20 million.

Also, as of September 30, 2004, we had entered into option and forward contracts to hedge approximately 67% and 21% of our projected yen-denominated net cash flows for the remainder of 2004 and the year 2005, respectively, forward contracts to hedge approximately 92% and 30% of our projected British pound-denominated net cash flows for the remainder of 2004 and the first six months of 2005, respectively, and forward contracts to hedge approximately 85% and 20% of our projected euro-denominated net cash flows for the remainder of 2004 and the first six months of 2005, respectively. We estimate that at September 30, 2004, a 10% strengthening in the value of the U.S. dollar relative to the yen, pound and euro would have increased the fair value of the existing option and/or forward contracts by $8 million, $8 million and $2 million, respectively, offset by a corresponding loss on the underlying exposure of $13 million, $10 million and $4 million, respectively, resulting in a net loss of $5 million, $2 million and $2 million.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of September 30, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended September 30, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Continental was a defendant in an alleged securities fraud class action filed in federal court in Phoenix, Arizona relating to the sale of certain America West stock in 1998 brought against America West Airlines, America West Holdings Corporation and various other defendants, entitled Employer-Teamsters Joint Council No. 84 Pension Trust Fund v. America West Holdings Corp., et al. This action was first filed in March of 1999, but was dismissed. Plaintiffs then filed a Second Amended Consolidated Complaint in January 2001, which was dismissed with prejudice in June of 2001. Plaintiffs appealed that dismissal and in 2003 the Ninth Circuit Court of Appeals reversed and remanded the lower court's dismissal. In January 2004 the class was certified and was set for trial in November 2004. On September 27, 2004, the Court granted full summary judgment in favor of Continental. We are uncertain whether plaintiffs will appeal this ruling.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Continental's 2005 Annual Meeting of Stockholders will be held on May 17, 2005.

Item 6. Exhibits.
10.1	Supplemental Agreement No. 20 to the Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey, People Express Airlines, Inc. and Continental.
10.2*	Employment Agreement between Continental and Jeffery A. Smisek, dated as of August 12, 2004.
10.3*	Amendment to Employment Agreement between Continental and J. David Grizzle, dated as of September 3, 2004.
10.4	Supplemental Agreement No. 31 dated August 20, 2004 to Purchase Agreement No. 1951 between Continental and The Boeing Company, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)
10.5	Third Amendment to the Capacity Purchase Agreement dated September 28, 2004 among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc.
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

______________________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: October 19, 2004	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: October 19, 2004	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

10.1	Supplemental Agreement No. 20 to the Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey, People Express Airlines, Inc. and Continental.
10.2*	Employment Agreement between Continental and Jeffery A. Smisek, dated as of August 12, 2004.
10.3*	Amendment to Employment Agreement between Continental and J. David Grizzle, dated as of September 3, 2004.
10.4	Supplemental Agreement No. 31 dated August 20, 2004 to Purchase Agreement No. 1951 between Continental and The Boeing Company, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)
10.5	Third Amendment to the Capacity Purchase Agreement dated September 28, 2004 among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc.
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

________________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.