Form 10-K
period 2004-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2005-03-15
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $753 million as of June 30, 2004.

__________________

As of March 10, 2005, 66,609,733 shares of Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 16, 2005: PART III

PART I

ITEM 1. BUSINESS.

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. The term "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

We are the world's sixth largest airline (as measured by the number of scheduled miles flown by revenue passengers, known as revenue passenger miles, in 2004). Together with ExpressJet Airlines, Inc. (operating as Continental Express and referred to in this Form 10-K as "ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings") from which we purchase seat capacity, and our wholly owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, we operate more than 2,500 daily departures throughout the Americas, Europe and Asia. As of December 31, 2004, we flew to 130 domestic and 113 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 18 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo as of December 31, 2004. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 39 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

General information about us, including our Corporate Governance Guidelines and the charters for the committees of our Board of Directors, can be found at http://www.continental.com/company/investor. Our Board of Directors has adopted a code of ethics entitled "Principles of Conduct", which applies to all of our employees, officers and directors. Our board has also adopted a separate "Directors' Code of Ethics" for our directors. Copies of these codes can be found at http://www.continental.com/company/investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

This Form 10-K contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, please see the cautionary statements contained in Item 1. "Business - Risk Factors Relating to Terrorist Attacks and International Hostilities", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry." See these sections of Item 1. and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of trends and factors affecting us and our industry. Also see Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting" for financial information about each of our business segments. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("Liberty International"), in Houston, Texas at George Bush Intercontinental Airport ("Bush Intercontinental") and in Cleveland, Ohio at Hopkins International Airport ("Hopkins International"). Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of December 31, 2004, we operated 68% of the average daily departures from Liberty International, 85% of the average daily departures from Bush Intercontinental and 64% of the average daily departures from Hopkins International (in each case including regional jets flown for us by ExpressJet). Each of our domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

International Operations

We directly serve destinations throughout Europe, Canada, Mexico, Central and South America and the Caribbean, as well as Tel Aviv, Hong Kong and Tokyo. We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI. As measured by 2004 available seat miles, approximately 42% of our mainline operations, including CMI, were dedicated to international traffic.

The following international destinations served through our domestic hubs include regional jet service flown for us by ExpressJet:

Liberty International is a significant international gateway. From Liberty International, we served 18 cities in Europe, six cities in Canada, six cities in Mexico, six cities in Central America, four cities in South America, 18 Caribbean destinations, Tel Aviv, Hong Kong and Tokyo at December 31, 2004. During 2005, we plan to add new service between Liberty International and Bristol, England, Belfast, Northern Ireland, Berlin, Germany, Hamburg, Germany and Stockholm, Sweden. We have also received tentative approval from the U.S. Department of Transportation ("DOT") to initiate service from Liberty International to Beijing in the People's Republic of China.

Bush Intercontinental is the focus of our flights to destinations in Mexico and Central America. As of December 31, 2004, we flew from Bush Intercontinental to 29 cities in Mexico, all seven countries in Central America, six cities in South America, six Caribbean destinations, four cities in Canada, three cities in Europe and Tokyo.

From Hopkins International, we flew to two cities in Canada, Cancun, Mexico, Nassau, Bahamas and San Juan, Puerto Rico as of December 31, 2004.

From its hub operations based on the island of Guam, as of December 31, 2004, CMI provided service to seven cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Taiwan, the Philippines, Hong Kong, Australia and Indonesia. CMI also provides service between Honolulu and Nagoya, Japan. In 2005, CMI plans to add new service between Guam and Hiroshima, Japan. CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Hong Kong, Tokyo and Honolulu, each of which CMI serves non-stop from Guam.

See Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting", for operating revenue by geographical area.

Alliances

We have entered into alliance agreements, which are also referred to as codeshare agreements or cooperative marketing agreements, with other carriers. These relationships may include (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports) and/or (c) block space arrangements (carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Except for our relationship with ExpressJet, all of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk. In contrast, in a block space relationship, the marketing carrier is committed to purchase a set number of seats on the operating carrier, sells seats to the public from this purchased inventory and is at economic risk for the purchased seats that it is unable to sell. Some relationships may include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

We have a long-term global alliance with Northwest Airlines through 2025, subject to earlier termination by either party in the event of certain changes in control of either Northwest or Continental. Our alliance with Northwest provides for each party to place its code on a large number of the flights of the other party, reciprocity of frequent flyer programs and airport lounge access and other joint marketing activities. As of December 31, 2004, we had placed our code on 202 destinations served by Northwest and Northwest placed its code on 186 destinations served by us. Together with Northwest, we also have joint contracts with major corporations and travel agents designed to create access to a broader product line encompassing the route systems of both carriers.

In April 2003, we implemented a marketing alliance with Delta Air Lines ("Delta"). As with our alliance with Northwest, this alliance involves codesharing, reciprocal frequent flyer benefits and reciprocal airport lounge privileges. As of December 31, 2004, we placed our code on 50 destinations served by Delta and Delta placed its code on 86 destinations served by us. We intend to expand our codesharing with Delta as permitted by the DOT.

We also have domestic codesharing agreements with Gulfstream International Airlines, SkyWest Airlines, Hawaiian Airlines, Alaska Airlines, Horizon Airlines, Champlain Enterprises, Inc. (CommutAir), Hyannis Air Service, Inc. (Cape Air), Colgan Airlines, Inc. and American Eagle Airlines. We also have the first train-to-plane alliance in the United States with Amtrak.

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

We have a marketing agreement with KLM Royal Dutch Airlines which extends until 2010 that includes codesharing and reciprocal frequent flyer program participation and airport lounge access. As of December 31, 2004, we placed our code on selected flights to 70 European, Middle Eastern and African destinations operated by KLM and KLM Cityhopper beyond its Amsterdam hub, and KLM placed its code on 92 U.S. and Mexican destinations operated by us beyond our hubs at Liberty International and Bush Intercontinental. In addition, members of each carrier's frequent flyer program are able to earn mileage anywhere on the other's global route network.

In September 2004 we joined SkyTeam, a global alliance of airlines that offers greater destination coverage and the potential for increased revenue and long-term cost savings. SkyTeam members include Aeromexico, Air France, Alitalia, CSA Czech Airlines, Delta, KLM, Korean Air and Northwest. SkyTeam members serve 341 million passengers with 14,320 daily departures to 658 global destinations in more than 130 countries. In conjunction with joining SkyTeam, we entered into bilateral codeshare, frequent flyer program participation and airport lounge access agreements with each of the SkyTeam members. We intend to begin codeshare operations with each of these carriers in 2005.

We also currently have international codesharing agreements with Air Europa of Spain, Emirates (the flag carrier of the United Arab Emirates), TAP Air Portugal, EVA Airways Corporation (an airline based in Taiwan), British European ("flybe"), Virgin Atlantic Airways, Maersk Air of Denmark, Copa Airlines of Panama and French rail operator SNCF. We own 49% of the common equity of Copa. Copa recently acquired a majority stake in AeroRepublica, Colombia's second largest air carrier. The acquisition was made without any cash investment from us.

Regional Operations

Our mainline service at each of our domestic hub cities is coordinated with ExpressJet, which operates new-generation regional jets. As of December 31, 2004, ExpressJet served 112 destinations in the U.S., 26 cities in Mexico, six cities in Canada and two Caribbean destinations. Since December 2002, ExpressJet's fleet has been comprised entirely of regional jets. We believe ExpressJet's regional jet service complements our operations by carrying traffic that connects onto our mainline jets and by allowing more frequent flights to smaller cities than could be provided economically with larger jet aircraft. The regional jets also allow ExpressJet to serve certain routes that cannot be served by turboprop aircraft. Additional commuter feed traffic is currently provided to us by other alliance partners, as discussed above.

Since January 1, 2001, we purchase all of ExpressJet's available seat miles for a negotiated price under a capacity purchase agreement with ExpressJet. The agreement covers all of ExpressJet's existing fleet, as well as 29 Embraer regional jets subject to firm orders. Under the agreement, as amended, ExpressJet has the right through December 31, 2006 to be our sole provider of regional jet service from our hubs. We are responsible for all scheduling, pricing and seat inventories of ExpressJet's flights. Therefore, we are entitled to all revenue associated with those flights and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay ExpressJet based on scheduled block hours (the hours from gate departure to gate arrival) in accordance with a formula designed to provide them with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by ExpressJet. We assume the risk of revenue volatility associated with fares and passenger traffic, price volatility for specified expense items such as fuel and the cost of all distribution and revenue-related costs.

We and ExpressJet have amended the capacity purchase agreement with respect to certain matters. Pursuant to the terms of the agreement, we have made the first annual adjustment to the block hour rate portion of the compensation we pay to ExpressJet. In addition, ExpressJet's prevailing margin, which is the operating margin excluding certain revenues and costs as specified in the agreement, will be capped at 10% before certain incentive payments.

Under the capacity purchase agreement, we have the right, upon no less than twelve months' notice to ExpressJet, to reduce the number of its aircraft covered by the contract. As of March 14, 2005, we have not given any such notice. Under the agreement, we are entitled to remove capacity under an agreed upon methodology. If we remove aircraft from the terms of the agreement, ExpressJet will have the option to (i) fly the released aircraft for another airline (subject to its ability to obtain facilities, such as gates and slots, and subject to its exclusive arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (ii) fly the aircraft under ExpressJet's own flight designator code subject to its ability to obtain facilities, such as gates and slots, and subject to ExpressJet's exclusive arrangement with us respecting our hubs, or (iii) decline to fly the aircraft and cancel the related subleases with us. If ExpressJet does not cancel the aircraft subleases, the implicit interest rate used to calculate the scheduled lease payments under our aircraft subleases with ExpressJet will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

The capacity purchase agreement is scheduled to expire on December 31, 2010, but allows us to terminate the agreement at any time after December 31, 2006 upon 12 months' notice. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

We have reduced our ownership of Holdings from 100% prior to the initial public offering of Holdings common stock in 2002 to 30.8% as of December 31, 2004 and 19.7% as of March 14, 2005 through a series of transactions. These transactions include the initial public offering of the common stock of Holdings by Holdings and us in 2002, a sale of Holdings common stock by us to Holdings in 2003 and contributions by us of Holdings common stock to our defined benefit pension plan in 2003 and 2005. Due to the capacity purchase agreement, the disposition of our interest in Holdings has had very little effect on our operations and on ExpressJet's flight operations on our behalf.

After our contribution of Holdings common stock to our defined benefit pension plan in 2003 and the subsequent sale of a portion of the contributed shares by the independent trustee of the plan, the combined amount of Holdings common stock owned by us and our defined benefit pension plan on November 12, 2003 fell below 41%, the point at which we no longer consolidated Holdings for financial reporting purposes pursuant to Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities". Accordingly, we deconsolidated Holdings as of that date. See Item 8. "Financial Statements and Supplementary Data, Note 15 - Investment in ExpressJet and Regional Capacity Purchase Agreement".

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

  As of December 31, 2004, we directly owned 16.7 million shares of Holdings common stock with a market value of $215 million, which represented a 30.8% interest in Holdings, and our defined benefit pension plan owned no shares of Holdings common stock.

We do not currently intend to remain a stockholder of Holdings over the long term.  Subject to market conditions, we intend to sell or otherwise dispose of some or all of our shares of Holdings common stock in the future. On January 6, 2005, we contributed six million shares of Holdings common stock to our defined benefit pension plan, reducing our direct ownership to 10.7 million shares, which represents a 19.7% interest in Holdings. We will continue to account for our interest in Holdings using the equity method of accounting because of our ongoing ability to influence Holdings' operations significantly through our capacity purchase agreement and our continued, although reduced, representation on Holdings' Board of Directors.

Marketing

As with other major domestic hub-and-spoke carriers, a majority of the tickets for travel on us are sold by travel agents. Although we generally no longer pay base commissions, we often negotiate compensation to travel agents based on their performance in selling our tickets.

We use the internet to provide services for our customers and to reduce our distribution costs. We have marketing agreements with internet travel service companies such as Orbitz, Hotwire, Travelocity and Expedia. Although customers' use of the internet has helped to reduce our distribution costs, it has also lowered our yields because it is easier for customers to determine and obtain the lowest fare on any given route.

Our website, http://www.continental.com, recorded over $1.5 billion in ticket sales in 2004, a 50% increase over 2003. The site offers customers the ability to purchase and change tickets on-line, to check-in on-line and to have direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem reward travel) and Continental travel specials. Combined with sales by internet travel service companies, 27% of our tickets were sold on the internet during 2004, compared with 23% in 2003 and 16% in 2002.

In 2004, we continued to expand our electronic ticketing, or E-Ticket, product. E-Tickets result in lower distribution costs to us while providing us with enhanced customer and revenue information. We recorded over $7.9 billion and $6.8 billion in E-Ticket sales in 2004 and 2003, representing 86% and 84%, respectively, of total sales. We have 846 Continental self-service kiosks at 139 airports throughout our system, including all domestic airports we serve. Continental and America West were the first U.S. airlines to implement interline E-Ticketing allowing customers to use electronic tickets when their itineraries include travel on multiple carriers. At December 31, 2004, we had interline E-Ticketing arrangements with 28 air carriers and we plan to implement E-Ticketing agreements with approximately 40 additional carriers in 2005.

E-Ticket passengers have the ability to check-in at http://www.continental.com for all domestic travel and can use self-service kiosks to check-in for international travel from certain airports. We plan to implement on-line check-in for international travel in 2005. On-line check-in allows customers to obtain a boarding pass from their home, office or hotel up to 24 hours prior to departure and to proceed directly to security at the airport, bypassing the ticket counter and saving time. Passengers with baggage who check-in on-line may use special kiosks at the airport to check their bags rapidly.

Frequent Flyer Program

We maintain our "OnePass" frequent flyer program to encourage repeat travel on our system. OnePass allows passengers to earn mileage credits by flying us and certain other carriers. We also sell mileage credits to credit/debit card companies, phone companies, hotels, car rental agencies, utilities and various shopping and gift partners participating in OnePass. Mileage credits can be redeemed for free, discounted or upgraded travel on Continental, ExpressJet, CMI or participating alliance carriers. Most travel awards are subject to capacity limitations.

At December 31, 2004, we estimated that approximately 2.1 million free travel awards outstanding were expected to be redeemed for free travel on Continental, ExpressJet, CMI or participating alliance carriers. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $195 million at December 31, 2004. This liability is recognized as a component of air traffic liability in our consolidated balance sheet.

During the year ended December 31, 2004, OnePass participants claimed approximately 1.2 million awards. These awards accounted for an estimated 5.6% of our total revenue passenger miles ("RPMs"). We believe displacement of revenue passengers is minimal given our load factors, our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

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

Employees

As of December 31, 2004, we had approximately 38,255 full-time equivalent employees, consisting of approximately 16,755 customer service agents, reservations agents, ramp and other airport personnel, 7,900 flight attendants, 5,800 management and clerical employees, 4,125 pilots, 3,575 mechanics and 100 dispatchers. Approximately 43% of our employees are represented by unions. Of these, substantially all have contracts under negotiation. The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental and CMI:
Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Flight Attendants	7,570	International Association of Machinists and Aerospace Workers ("IAM")	October 2004

Continental Pilots	4,125	Air Line Pilots Association International ("ALPA")	October 2002

Continental Mechanics	3,475	International Brotherhood of Teamsters ("Teamsters")	December 2003 (economic terms) December 2006 (all terms)

CMI Fleet and Passenger Service Employees	600	Teamsters	December 2006

CMI Flight Attendants	330	IAM	June 2005

CMI Mechanics	100	Teamsters	December 2006

Continental Dispatchers	100	Transport Workers Union ("TWU")	October 2003

Continental Flight Simulator Technicians	50	TWU	Negotiations for initial contract completed

Tentative Agreements with Work Groups. On November 18, 2004, we announced that we needed an annual $500 million reduction in wage and benefit costs. In late 2004 and early 2005, we finalized (but have not yet implemented) changes to wages, work rules and benefits for U.S.-based management and clerical, reservations, food services, airport and cargo agents and customer service employees that result in savings of $169 million annually. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics and dispatchers following negotiations with ALPA, the IAM, the Teamsters, and the TWU. We also reached a tentative agreement with our simulator technicians, represented by the TWU. Each of the agreements is subject to ratification by the members of each covered work group, and the effectiveness of each agreement is conditioned on ratification of each other agreement. Results of the ratification process for each of the agreements are expected by the end of March 2005. If the agreements are ratified, the wage and benefit reductions will become effective as of the date of ratification and we will begin to implement the agreements. Some of the savings from the agreements will take time to achieve, while others, such as the wage reductions and certain benefit changes, will result in immediate savings. Our officers and Board of Directors implemented their reductions (discussed below) on February 28, 2005.

The tentative agreements, along with previously announced pay and benefit reductions for other work groups, conclude the negotiation process with all our employees, except some CMI and international employees. The pay and benefits of international employees must be adjusted in accordance with laws and regulations of the various countries. We expect to complete the process with these remaining employees in the near future.

Each of the agreements is for a 45-month term, so that the agreements would become amendable again on December 31, 2008. A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. We expect to achieve approximately $500 million of annual cost savings on a run-rate basis if the agreements with our various work groups are fully implemented. This excludes the non-cash cost of approximately ten million stock options that we expect to issue to our employees in connection with the pay and benefit reductions and accruals for certain non-cash costs or charges relating to items contained in the tentative agreements. Further, our ability to achieve certain of the cost reductions will depend on timely and effective implementation of new work rules, actual productivity improvements, implementation of changes in technology pertaining to employee work rules and benefits and other items.

Proposed Pension Changes. The tentative agreements with our pilots and flight attendants each provide that benefits accruals with respect to those groups under our defined benefit pension plan will be frozen and we will begin to make contributions to alternate retirement programs. All of the pilots' and flight attendants' existing benefits under our plan at the date of the freeze will be preserved, including the right to receive a lump-sum payment upon their retirement.

The tentative agreement with our pilots provides for a new defined contribution plan to be established after the existing pension benefits are frozen on May 31, 2005. That plan will be a money purchase pension plan that is also subject to minimum contribution rules under the Internal Revenue Code. If the pilots' tentative agreement is ratified and takes effect, contributions under the new defined contribution plan will generally be specified percentages of applicable pilot compensation, subject to applicable legal limits. Further, the tentative agreement provides for additional contributions to the pilots' 401(k) plan, depending on our pre-tax profits during a portion of the term of the pilots' agreement. To the extent contributions to either plan are limited by applicable law, the difference between the contractual amounts and the amounts permitted by law to be contributed to the defined contribution plans will be paid directly to pilots under a corresponding nonqualified arrangement.

The tentative agreement with our flight attendants provides that the flight attendants will join the IAM National Pension Fund ("National Pension Plan") in connection with the freezing of their benefits under our existing defined benefit plan. The National Pension Plan is a multiemployer pension plan managed by representatives of participating employers and representatives of the IAM. Our obligation will be to make a fixed contribution to the National Pension Plan per hour of flight attendant service, as specified in the tentative agreement.

We have also agreed with each of ALPA, the IAM, the Teamsters and the TWU that for a limited time period we will not seek to reject or modify the collective bargaining agreements or retiree benefits in the event of our bankruptcy, subject to certain exceptions.

Funding requirements under our pre-existing defined benefit plan (including a separate plan to be established that will contain the assets and obligations related to pilots formerly contained in our defined benefit plan) will continue to be determined under applicable law. However, if the pilots' tentative agreement takes effect, we have agreed that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit plan, measured from the date of ratification of the pilots' tentative agreement. Further, we have agreed that we will not make an election under any optional funding legislation that would eliminate the lump-sum benefit option without the consent of ALPA.

Consequences of Failure to Ratify Tentative Agreements. Each of the tentative agreements require that, even if ratified, they will not go into effect (and thus will not be implemented) unless all of the other tentative agreements are ratified. As a result, there is the risk that if one or more of the tentative agreements is not ratified, then one or more of the other tentative agreements would not become effective and thus would not be implemented. If the tentative agreements were not implemented, we would not achieve the necessary $500 million reduction in wage and benefit costs and would ultimately have inadequate liquidity to meet our obligations under current market conditions. We would be forced to pursue alternate survival strategies and to take significant steps to reduce both our future financial commitments and current cash outflows, including being forced to obtain annual pay and benefit reductions totaling $800 million from our work groups later in 2005.

In addition to having to obtain significantly larger pay and benefit reductions from our work groups, actions we would be forced to take if the tentative agreements are not ratified and do not take effect include canceling plans to lease eight 757-300 aircraft from Boeing Capital Corporation and canceling the accelerated delivery of six 737-800 aircraft which were to be delivered in 2006. Those aircraft would instead be delivered in 2008, the original delivery year. However, we anticipate that we would enter into discussions with Boeing to defer all aircraft deliveries beyond 2005, representing a total of 40 aircraft. We would also be forced to cancel our recent order for ten Boeing 787 aircraft, which were planned for delivery beginning in 2009.

Additionally, we would pursue shrinking our fleet. As part of our contingency planning, we have engaged Focus Aviation, Inc., an aircraft broker, with regard to our Boeing 737-500 fleet. These aircraft have relatively few seats compared to our other mainline aircraft and have become less attractive to operate in a low-fare environment. If the tentative agreements are not ratified and do not take effect, we will market for sale or lease twenty-four 737-500 aircraft. This fleet reduction would result in frequency and aircraft size reductions in certain markets. Moreover, if the aircraft are withdrawn from the fleet, we would need to furlough a significant number of pilots, flight attendants, mechanics and other positions associated with those aircraft.

If the tentative agreements are not ratified and do not take effect, absent significant declines in fuel prices in the near future, we expect that we would fail to meet certain financial covenants in our bank-issued credit card processing agreement. In that event, we would be required to post up to an additional $335 million cash collateral, which would adversely affect our liquidity needed for our operations and debt service.

We could experience an increase in early retirements caused by concern among our employees about our financial stability. The potential of an increase in early retirements could be exacerbated by the fact that our employees are entitled to lump-sum distributions from our defined benefit pension plan upon their retirement, including early retirement within the provisions of the plan. Some of our competitors have terminated, or have sought to terminate, their defined benefit pension plans in bankruptcy, which can cause employees to receive less than the full amount of their pension benefits under applicable federal pension benefit insurance, and can also limit or eliminate the ability of employees to receive their pension benefits in a lump-sum. If liquidity concerns increase, we could experience a significant increase in early retirements which could negatively impact our operations and materially increase our near-term funding obligations to our defined benefit pension plan, which could itself result in a material adverse effect on our liquidity.

Compensation Reductions by Officers and Board Members. To take the appropriate lead in these cost reductions, our Chairman and Chief Executive Officer Larry Kellner agreed, effective February 28, 2005, to reduce both his base salary and his annual and long-term performance compensation by 25 percent. Also effective on that date, Jeff Smisek, our President, agreed to reduce both his base salary and his annual and long-term performance compensation by 20 percent. Both Messrs. Kellner and Smisek also declined to accept their annual bonus for 2004. Additionally, the company's three other most senior executives (Jim Compton, Executive Vice President-Marketing; Jeff Misner, Executive Vice President and Chief Financial Officer; and Mark Moran, Executive Vice President-Operations) agreed to reduce both their base salary and their annual and long-term performance compensation by 20 percent, effective February 28, 2005. Compensation reductions for all of our other officers also became effective February 28, 2005.

On February 15, 2005, we announced adjustments to management's annual incentive program and that officers would surrender their restricted stock units (RSUs) for the performance period ending June 30, 2005, in order to avoid the appearance that the officers could benefit from the wage and benefit reductions being made by our employees. We adjusted our Annual Executive Bonus Program (the "Program"), which pays management when we achieve certain targeted levels of Return on Base Invested Capital (ROBIC), as defined in the Program, by raising the level of return required before any incentives are paid to eliminate the effect in 2005 of projected employee pay and benefit reductions. When targets are set for 2006 and beyond, they will also be set so that no annual incentive is paid as a result of the pay and benefit reductions. Effective February 28, 2005, our officers surrendered their entire award of RSUs for the performance period ending in June 2005 in lieu of the smaller number of RSUs that they had agreed to surrender in their previously executed compensation reduction agreements.

On February 11, 2005, our Board of Directors determined that effective February 28, 2005, the non-management members of the Board of Directors would reduce by 30 percent their annual cash retainer and board and committee meeting attendance fees. Management members of our Board of Directors do not receive any additional compensation for their board service. In addition, non-management members of the Board of Directors agreed to forgo their annual grant of 5,000 stock options that would otherwise be awarded in connection with their re-election to the Board of Directors at the Company's 2005 Annual Meeting of Stockholders to be held on June 16, 2005. Due to the increased oversight responsibilities caused by compliance with the Sarbanes-Oxley Act of 2002, the Board determined not to decrease the Audit Committee's meeting fees or that portion of the Audit Committee's retainer that exceeds the base retainer for all non-management board members.

Industry Regulation and Airport Access

We operate under certificates of public convenience and necessity issued by DOT. These certificates may be altered, amended, modified or suspended by DOT if public convenience and necessity so require, or may be revoked for intentional failure by the holder of the certificate to comply with the terms and conditions of a certificate.

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

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations and judicial decisions. Under the Aviation Security Act, funding for airline and airport security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50, subject to a $5 per one-way trip cap. The Bush administration has proposed increasing the passenger security fee from $2.50 to $5.50 per enplanement, which, if implemented, would result in an additional annual tax of $1.5 billion on the airline industry, as estimated by the administration. We estimate that the annual impact on us would be approximately $160 million, based on our 2004 security fee collections. The Aviation Security Act also allows TSA to assess each airline fees up to the amount spent by that airline on screening services in 2000. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports are significantly increasing their rates and charges to air carriers, including to us, and may do so again in the future. Most airports we service impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

The Emergency Wartime Supplemental Appropriations Act ("Supplemental Appropriations Act") enacted in April 2003 contained a number of provisions relating to airlines. In May 2003, we received and recognized in earnings $176 million in cash for reimbursement of our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Additionally, the passenger security fees were not imposed from June 1, 2003 to September 30, 2003. We also received reimbursement for the direct costs associated with installing strengthened flight deck doors and locks. Additionally, aviation war risk insurance provided by the government was extended for one year to August 2004. Aviation war risk insurance was subsequently extended to August 31, 2005.

The Supplemental Appropriations Act also provided limits on the total compensation of some airlines' two mostly highly compensated executives (including ours) during the 12-month period beginning April 1, 2003. That compensation was limited to the annual salary paid to those officers with respect to fiscal year 2002.

In time of war or during a national emergency or defense-oriented situation, we and other air carriers could be required to provide airlift services to the Air Mobility Command under the Civil Reserve Air Fleet program (CRAF). The Air Mobility Command, which runs CRAF, activated Stage I of CRAF as part of the U.S. Government's build-up for military action in Iraq during 2003. If we were required to provide a substantial number of aircraft and crew to the Air Mobility Command, our operations could be adversely impacted.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided those procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Some airports, including the major airports at Boston, Chicago, Los Angeles, San Diego, Orange County (California), Washington National, Denver and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports. Local authorities at other airports could consider adopting similar noise regulations. Some foreign airports have similar restrictions.

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

For a U.S. carrier to fly to any such international destination, it must first obtain approval from both the U.S. and the foreign country where the destination is located, which is referred to as a "foreign route authority". Route authorities to some international destinations can be sold between carriers, and their value can vary because of limits on accessibility. For those international routes where there is a limit to the number of carriers or frequency of flights (such as Heathrow Airport in London), studies have shown these routes have more value than those without restrictions. To the extent these foreign countries adopt "open skies" policies (meaning all carriers have access to the destination) or otherwise liberalize or eliminate restrictions on international routes, those actions would increase competition and potentially decrease the value of a route. We cannot predict what laws, treaties and regulations relating to international routes will be adopted or their resulting impact on us, but the overall trend in recent years has been an increase in the number of "open skies" agreements and the impact of any future changes in governmental regulation of international routes could be significant.

Many aspects of airlines' operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. Potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the impact to us and our industry is likely to be adverse and could be significant.

Risk Factors Relating to Terrorist Attacks and International Hostilities

The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected our financial condition, results of operations and prospects and the airline industry generally. Among the effects we experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security, increased insurance and other costs, substantially higher ticket refunds and significantly decreased traffic. The adverse effects of the terrorist attacks have been mitigated by subsequent increases in traffic, our cost-cutting measures, the Air Transportation Safety and System Stabilization Act (the "Stabilization Act") and the Supplemental Appropriations Act.

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats), could negatively affect us and the airline industry. The war in Iraq further decreased demand for air travel during the first half of 2003, especially in transatlantic markets, and additional international hostilities could potentially have a material adverse impact on our financial condition, liquidity and results of operations. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or an increase in post-war unrest in Iraq or other international hostilities involving the United States.

Risk Factors Relating to the Company

We continue to experience significant losses. Since September 11, 2001, we have incurred significant losses. We reported a net loss of $363 million in 2004. Absent the $500 million reduction in annual run-rate wage and benefit costs, we expect to lose hundreds of millions of dollars in 2005 under current market conditions. In addition, we expect to incur a substantial loss in 2005 even if the tentative agreements for reductions in wage and benefit costs are ratified and we begin the implementation process. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable if they continue. These losses are primarily attributable to decreased passenger revenue since September 11, 2001 and record high fuel prices. Passenger revenue per available seat mile for our mainline operations was 11.1% lower for the year ended December 31, 2004 versus 2000 (the last full year before the September 11, 2001 terrorist attacks).

Our ability to raise our fares is limited due to the substantial price competition in the U.S. airline industry, especially in domestic markets. As many carriers have introduced lower and simplified fare structures (such as eliminating Saturday-night stay requirements, shortening advance purchase requirements and reducing the number of fare classes), we have had to match those fare levels on a majority of our domestic routes to remain competitive.

We cannot predict when or if yields will increase. Further, we cannot predict the long-term impact of any changes in fare structures, most importantly in relation to business fares, booking patterns, low-cost competitor growth, increased usage of regional jets, customers' direct booking on the internet, competitor bankruptcies and other changes in industry structure and conduct, but any of these factors could have a material adverse effect on our financial condition, liquidity and results of operations.

Failure to achieve timely ratification and implementation of the tentative agreements with our unions concerning wage and benefit cost reductions could result in our having inadequate liquidity to meet our obligations. Each of the tentative agreements require that, even if ratified, they will not go into effect (and thus will not be implemented) unless all of the other tentative agreements are ratified. As a result, there is the risk that if one or more of the tentative agreements is not ratified, then one or more of the other tentative agreements would not become effective and thus would not be implemented. If the tentative agreements were not implemented, we would not achieve the necessary $500 million reduction in wage and benefit costs and would ultimately have inadequate liquidity to meet our obligations under current market conditions. We would be forced to pursue alternate survival strategies and to take significant steps to reduce both our future financial commitments and current cash outflows, including being forced to obtain annual pay and benefit reductions totaling $800 million from our work groups later in 2005.

In addition to having to obtain significantly larger pay and benefit reductions from our work groups, actions we would be forced to take if the tentative agreements are not ratified and do not take effect include canceling plans to lease eight 757-300 aircraft from Boeing Capital Corporation and canceling the accelerated delivery of six 737-800 aircraft which were to be delivered in 2006. Those aircraft would instead be delivered in 2008, the original delivery year. However, we anticipate that we would enter into discussions with Boeing to defer all aircraft deliveries beyond 2005, representing a total of 40 aircraft. We would also be forced to cancel our recent order for ten Boeing 787 aircraft, which were planned for delivery beginning in 2009.

Additionally, we would pursue shrinking our fleet. As part of our contingency planning, we have engaged Focus Aviation, Inc., an aircraft broker, with regard to our Boeing 737-500 fleet. These aircraft have relatively few seats compared to our other mainline aircraft and have become less attractive to operate in a low-fare environment. If the tentative agreements are not ratified and do not take effect, we will market for sale or lease twenty-four 737-500 aircraft. This fleet reduction would result in frequency and aircraft size reductions in certain markets. Moreover, if the aircraft are withdrawn from the fleet, we would need to furlough a significant number of pilots, flight attendants, mechanics and other positions associated with those aircraft.

If the tentative agreements are not ratified and do not take effect, absent significant declines in fuel prices in the near future, we expect that we would fail to meet certain financial covenants in our bank-issued credit card processing agreement. In that event, we would be required to post up to an additional $335 million cash collateral, which would adversely affect our liquidity needed for our operations and debt service.

An increase in early retirements could negatively impact our operations and could result in a material adverse effect on our liquidity. We could experience an increase in early retirements caused by concern among our employees about our financial stability. The potential of an increase in early retirements could be exacerbated by the fact that our employees are entitled to lump-sum distributions from our defined benefit pension plan upon their retirement, including early retirement within the provisions of the plan. Some of our competitors have terminated, or have sought to terminate, their defined benefit pension plans in bankruptcy, which can cause employees to receive less than the full amount of their pension benefits under applicable federal pension benefit insurance, and can also limit or eliminate the ability of employees to receive their pension benefits in a lump-sum. If liquidity concerns increase, we could experience a significant increase in early retirements which could negatively impact our operations and materially increase our near-term funding obligations to our defined benefit pension plan, which could itself result in a material adverse effect on our liquidity.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with our principal competitors, we have a high proportion of debt compared to our equity capital. As of December 31, 2004, we had approximately $5.8 billion (including current maturities) of long-term debt and capital lease obligations, $266 million of stockholders' equity and $1.7 billion in consolidated cash, cash equivalents and short-term investments (of which $211 million is restricted cash). Our combined long-term debt and capital lease obligations coming due in 2005 total $670 million. We also have significant operating leases and facility rental costs. For the year ended December 31, 2004, annual aircraft and facility rental expense under operating leases approximated $1.3 billion.

In addition, we have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2004, we had firm commitments for 47 aircraft from Boeing (excluding the recently announced order discussed below), with an estimated cost of approximately $1.9 billion, and options to purchase an additional 84 Boeing aircraft. On December 29, 2004, we announced that we had reached an agreement with Boeing for a new order of ten 787 aircraft, with the first 787 to be delivered in 2009. We also agreed to lease eight used 757-300 aircraft from Boeing Capital Corporation. The used 757-300 aircraft will be delivered beginning in the third quarter of 2005 through the first quarter of 2006. Additionally, we will accelerate into 2006 the delivery of six Boeing 737-800 aircraft that were previously scheduled to be delivered in 2008. The agreements with Boeing are subject to several conditions, including the approval of our Board of Directors by March 31, 2005. In addition, the 787 agreement is conditioned on the resolution of certain open matters including the negotiation of an acceptable engine supply arrangement. Taking these new agreements with Boeing into consideration, we expect to take delivery of 13 Boeing aircraft in 2005 (seven new 737-800s and six used 757-300s) and eight in 2006 (six new 737-800s and two used 757-300s), with delivery of the remaining 44 Boeing aircraft occurring in 2008 and later years.

The eight used 757-300 aircraft discussed above will be leased from Boeing Capital Corporation, which has also agreed to provide backstop lease financing for the six 737-800 aircraft to be delivered in 2006. We do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

We have a defined benefit pension plan covering substantially all of our employees. Due to record high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we elected in 2004 to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we were not required to make any contributions to our defined benefit pension plan in 2004 and did not do so. Based on current legislation and assumptions, we will be required to contribute in excess of $1.5 billion to our defined benefit pension plan over the next five years, including $307 million in 2005, to meet our minimum funding obligations. However, we anticipate making changes to our defined benefit pension plan related to pilots and flight attendants as part of the tentative agreements we have reached with our unions to reduce wage and benefit costs. If the tentative agreements are ratified and take effect, we will freeze a portion of our defined benefit pension plan and make contributions to alternate retirement programs. We expect these changes to reduce our net cash outflows relating to our pension funding obligations in 2005 by approximately $50 million. On January 6, 2005, we contributed six million shares of Holdings common stock valued at approximately $65 million to our pension plan.

Additional financing will be needed to satisfy our capital commitments. We cannot predict whether sufficient financing will be available. On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard and Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. As of December 31, 2004, our senior unsecured debt was rated Caa2 by Moody's and CCC+ by Standard and Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $60 million under our bank-issued credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's.

Our bank-issued credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and aircraft rentals, adjusted for special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $335 million of cash collateral, which would adversely affect our liquidity needed for our operations and debt service, but would not result in a default under any of our debt or lease agreements.

Our labor costs are no longer competitive and threaten our future liquidity. Labor costs constitute a significant percentage of our total operating costs. In 2004, labor costs (including employee incentives) constituted 28.3% of our total operating expenses. All of the major hub-and-spoke carriers with whom we compete have achieved significant labor cost reductions. US Airways and United have significantly decreased their labor costs during their bankruptcy cases, and are seeking or have obtained significant additional reductions. American Airlines, Delta and Northwest have each obtained significant labor cost reductions from their major labor groups outside of bankruptcy.

Currently, our estimated wages, salaries and benefits cost per available seat mile, measured on a stage length adjusted basis ("labor CASM"), would be the second highest among major domestic airlines after taking into account labor cost savings announced or proposed by our competitors. Even after the $500 million reduction in annual wage and benefit costs, we estimate that our labor CASM will continue to be higher than that of many of our competitors. As discussed above, we believe that the timely ratification and implementation of the tentative agreements with our unions is essential in order to have adequate liquidity to meet our obligations.

Although we enjoy generally good relations with our employees, we can provide no assurance that we will not experience labor disruptions in the future, whether in the context of the wage and benefit reductions we are currently seeking, or otherwise. Any disruptions that result in a prolonged significant reduction in flights would have a material adverse impact on our results of operations and financial condition.

 Record high fuel costs have materially and adversely affected our operating results. Fuel costs, which are currently at historically high levels, constitute a significant portion of our operating expense. Fuel costs represented approximately 15.9% of our operating expenses for the year ended December 31, 2004. Based on gallons expected to be consumed in 2005, for every one dollar increase in the price of crude oil, our annual fuel expense would increase by approximately $40 million.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the political crises in Venezuela and Nigeria in late 2002 and early 2003 and post-war unrest in Iraq, as well as OPEC production curtailments, a disruption of oil imports, other conflicts in the Middle East, environmental concerns, weather and other unpredictable events. These or other factors could result in higher fuel prices, a reduction of our scheduled airline service or both.

From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices, while simultaneously ensuring that we are not competitively disadvantaged in the event of a substantial decrease in the price of jet fuel. However, as of December 31, 2004, we did not have any fuel hedges in place.

We are also at risk for ExpressJet's fuel costs, including costs in excess of a negotiated cap. Under our capacity purchase agreement and a related fuel purchase agreement with ExpressJet, ExpressJet's fuel costs were capped at 71.2 cents per gallon, including fuel taxes, in 2004 and will remain capped at this level for the duration of the agreement. ExpressJet's fuel and fuel taxes exceeded this cap by $126 million in 2004.

Our net operating loss carryforwards may be limited. At December 31, 2004, we had estimated net operating loss carryforwards ("NOLs") of $3.2 billion for federal income tax purposes that will expire beginning in 2006 through 2024. If we were to have a change of ownership under current conditions, our annual NOL utilization could be limited to approximately $39 million per year, before consideration of any built-in gains. For a further discussion of the uses of our NOLs, see Note 11 to our consolidated financial statements included in Item 8. of this report.

For financial reporting purposes, income tax benefits recorded on net losses result in deferred tax assets. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets recorded on losses beginning in the third quarter of 2004. As a result, our third and fourth quarter 2004 net losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowances in conjunction with deferred tax assets recorded on losses in the future.

The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and susceptible to price discounting. The U.S. airline industry is increasingly characterized by substantial price competition, especially in domestic markets. Carriers use discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of our competitors have substantially greater financial resources or lower cost structures than we do, or both. In recent years, the market share held by low cost carriers has increased significantly and is expected to continue to increase, which is dramatically changing the airline industry. For the last three years, large network carriers have generally lost a significant amount of pricing power in domestic markets.

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. The September 11, 2001 terrorist attacks, the weak economy prior to 2004, turbulent international events (including the war in Iraq), high fuel prices and extensive price discounting by carriers have resulted in dramatic losses for us and the airline industry generally. We cannot predict when or if conditions will improve.

In January 2005, Delta announced a new nationwide pricing structure on most of its flights that significantly reduced many ticket prices, including those for first class seats and last minute purchases. Delta also eliminated Saturday-night stay requirements. We have matched the Delta fare reductions and structure in competitive markets. Our experience to date as a result of Delta's fare reduction has demonstrated that the fare reductions are not being sufficiently offset by increases in passenger traffic so as to make them revenue positive, and any associated cost reductions are immaterial to date. As a result, we currently estimate that our revenue will decline approximately $200 million annually due to the negative impact from the fare restructuring initiated by Delta. In addition, our operating results may be affected by an even greater amount due to the expense of handling the additional passengers generated by the lowered fares. Further fare reductions or further simplification of fare structures may occur in the future.

United, US Airways and several small competitors have filed for bankruptcy protection. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. In September 2004, US Airways filed for bankruptcy for the second time. Carriers operating under bankruptcy protection can operate in a manner that would be adverse to us and could emerge from bankruptcy as more vigorous competitors with substantially lower costs than ours.

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

Additional security requirements may increase our costs and decrease our traffic. Since September 11, 2001, the Department of Homeland Security ("DHS") and TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. Most recently, DHS has begun to implement the US-VISIT program (a program of fingerprinting and photographing foreign visa holders), announced that it will implement greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded the use of federal air marshals on our flights (thus displacing additional revenue passengers), begun investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. DHS has also required certain flights to be cancelled on short notice for security reasons, and has required certain airports to remain at higher security levels than other locations.

In addition, foreign governments have also begun to institute additional security measures at foreign airports we serve, out of their own security concerns or in response to security measures imposed by the U.S.

A large part of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of increasing the hassle of air transportation and thus decreasing traffic. Security measures imposed by the U.S. and foreign governments after September 11, 2001 have increased our costs and may adversely affect us and our financial results, and additional such measures taken in the future may result in similar adverse effects. The Bush administration has proposed increasing the passenger security fee from $2.50 to $5.50 per enplanement, which, if implemented, would result in an additional annual tax of $1.5 billion on the airline industry, as estimated by the administration. We estimate that the annual impact on us would be approximately $160 million, based on our 2004 security fee collections.

Extensive government regulation could increase our operating costs and restrict our ability to conduct our business. As evidenced by the enactment of the Aviation and Transportation Security Act, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA's regulations.

Many aspects of airlines' operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the impact to us and our industry is likely to be adverse and could be significant.

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

ITEM 2. PROPERTIES.

Flight Equipment

As shown in the following table, our operating aircraft fleet consisted of 349 mainline jets and 245 regional jets at December 31, 2004, excluding aircraft out of service. The regional jets are leased by ExpressJet from us and are operated by ExpressJet. Our purchase commitments (firm orders) for aircraft, as well as options to purchase additional aircraft as of December 31, 2004 are also shown below (excluding the recently announced order discussed below).

Aircraft Type	Total Aircraft (1)	Owned	Leased	Firm Orders (1)	Options	Seats in Standard Configuration	Average Age (In Years)

777-200ER	18	6	12	-	1	283	5.4
767-400ER	16	14	2	-	-	235	3.3
767-200ER	10	9	1	-	-	174	3.8
757-300	9	9	-	-	-	222	1.8
757-200	41	13	28	-	-	183	7.9
737-900	12	8	4	3	24	167	3.3
737-800	91	26	65	29	35	155	4.2
737-700	36	12	24	15	24	124	6.0
737-500	63	15	48	-	-	104	8.7
737-300	51	15	36	-	-	124	18.3
MD-80	2	1	1	-	-	141	18.3
Mainline jets	349	128	221	47	84		7.7

ERJ-145XR	75	-	75	29	100	50	1.4
ERJ-145	140	18	122	-	-	50	4.6
ERJ-135	30	-	30	-	-	37	4.3
Regional jets	245	18	227	29	100		3.6

Total	594	146	448	76	184		6.0

  One 737-800 was delivered in late December 2004 but was not placed into service until January 2005 and is therefore not included in the table as either part of our active fleet or a firm order aircraft at December 31, 2004.

In addition to the above aircraft, we had 12 owned and 17 leased MD-80 aircraft permanently removed from service as of December 31, 2004. In July 2003, we announced plans to remove all remaining MD-80 aircraft from service by January 2005. Our last two active MD-80 aircraft were permanently grounded in January 2005. The 12 owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $24 million. As of December 31, 2004, we subleased one of the leased out-of-service MD-80 aircraft to a third party and we are currently exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations. The timing of any disposition of these aircraft is dependent upon our ability to find purchasers, lessees or sublessees for the aircraft, which is limited in part because of a large surplus of similar aircraft available in the market and a weak economic environment in the airline industry. We cannot predict when or if the economic environment for airlines will improve or if purchasers, lessees or sublessees can be found, and it is possible that our assets (including aircraft currently in service) could suffer additional impairment.

Additionally, we have 12 Embraer 120 turboprop aircraft and 11 ATR 42 turboprop aircraft out of service. We lease 15 and own eight of these aircraft. The eight owned aircraft are being carried at fair value. We currently sublease seven of the leased out-of-service turboprop aircraft to third parties and are exploring sublease or sale opportunities for the remaining out-of-service aircraft that do not have near-term lease expirations, subject to the same uncertainties as the out-of-service mainline aircraft discussed above.

During 2004, we took delivery of and put into service ten new Boeing 737-800 aircraft, five new 757-300 aircraft and one used 737-300 aircraft. As footnoted in the table above, we took delivery of one additional 737-800 aircraft in late December 2004; however, it was not placed into service until January 2005. Also during 2004, we removed from service one 737-300 aircraft and 21 MD-80 aircraft.

On December 29, 2004, we announced that we had reached an agreement with Boeing for a new order of ten 787 aircraft, with the first 787 to be delivered in 2009. We also agreed to lease eight 757-300 used aircraft from Boeing Capital Corporation. The used 757-300 aircraft will be delivered beginning in the third quarter of 2005 through the first quarter of 2006. Additionally, we will accelerate into 2006 the delivery of six Boeing 737-800 aircraft that were previously scheduled to be delivered in 2008. The agreements with Boeing are subject to several conditions, including the approval of our Board of Directors by March 31, 2005. In addition, the 787 agreement is conditioned on the resolution of certain open matters including the negotiation of an acceptable engine supply arrangement. Taking these new agreements with Boeing into consideration, we expect to take delivery of 13 Boeing aircraft in 2005 (seven new 737-800s and six used 757-300s) and eight in 2006 (six new 737-800s and two used 757-300s), with delivery of the remaining 44 Boeing aircraft occurring in 2008 and later years.

During 2004, ExpressJet took delivery of 21 ERJ-145XR aircraft. ExpressJet currently anticipates taking delivery of 21 Embraer regional jet aircraft in 2005 and 8 in 2006.

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

Facilities

Our principal facilities are Liberty International, Bush Intercontinental, Hopkins International and A.B. Won Pat International Airport in Guam. Substantially all of these facilities are leased on a net-rental basis, as we are responsible for maintenance, taxes, insurance and other facility-related expenses and services. Many of these hub facilities (other than those located at Guam) are leased on a long-term basis, having expiration dates ranging from 2013 to 2029. The current lease for our Guam terminal facilities has expired and an extension of that lease is currently being negotiated. We also are in negotiations to extend our lease for approximately eight gates and related space at Hopkins International, which would otherwise expire at the end of calendar year 2005, for an additional ten-year period. At each of our three domestic hub cities and most other locations, our passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport. We also maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities related to the airline business in the cities we serve.

As of December 31, 2004, we were the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (exclusive of $53 million of bonds issued by the City of Houston which we became the guarantor of in January 2005 and the US Airways contingent liability, both described below). These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E and a new international ticketing hall facility at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of all of the principal and interest on the bonds. The guarantee became effective for the repayment of principal and interest with respect to $271 million of the bonds upon completion of the terminal during the first quarter of 2004. The remainder of the guarantee, relating to $53 million of the bonds, became effective upon completion of the international ticketing facility in January 2005.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $166 million at December 31, 2004 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default, and the applicable documents provide that we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated. In September 2004, US Airways filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 1, 2004, US Airways made only a portion of the payment due under the lease agreement on that date, such portion being that amount of the payment due that was deemed attributable to the period of time after their bankruptcy filing, and we paid the difference in an amount of approximately $9 million. If US Airways assumes the lease, we expect to be repaid this amount together with interest thereon. As of March 14, 2005, US Airways has made no election to assume or reject the lease agreement in its bankruptcy case.

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

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions. The amended complaint alleged an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs sought compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. On October 30, 2003, a summary judgment and order was granted in favor of all of the defendants. Plaintiffs filed their appeal to this judgment and order on November 5, 2003. On December 9, 2004, the Fourth Circuit Court of Appeals affirmed the award of summary judgment. On January 4, 2005, the plaintiffs' Petition for Rehearing with the Fourth Circuit Court of Appeals was denied. We have been advised that plaintiffs will not pursue further appeals.

Several travel agents who opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 12, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has recently been served on Continental.

Always Travel, et. al. v. Air Canada, et al. On December 6, 2002, the named plaintiffs in this case, pending in the Federal Court of Canada, Trial Division, Montreal, filed an amended statement of claim alleging that between 1995 and the present, Continental, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of the Competition Act of Canada. By Order dated December 10, 2004, the Court approved the plaintiffs' motion to discontinue their action and abandon their motion for class certification with prejudice.

In addition to the lawsuits brought by travel agencies discussed above, Continental was a defendant in an alleged securities fraud class action filed in federal court in Phoenix, Arizona relating to the sale of certain America West stock in 1998 brought against America West Airlines, America West Holdings Corporation and various other defendants, entitled Employer-Teamsters Joint Council No. 84 Pension Trust Fund v. America West Holdings Corp., et al. This action was first filed in March 1999, but was dismissed. Plaintiffs then filed a Second Amended Consolidated Complaint in January 2001, which was dismissed with prejudice in June 2001. Plaintiffs appealed that dismissal and in 2003 the Ninth Circuit Court of Appeals reversed and remanded the lower court's dismissal. In January 2004 the class was certified and was set for trial in November 2004. By Order dated September 27, 2004, the Court granted full summary judgment in favor of Continental and it is not anticipated that there will be any further appeal.

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

We are also and may from time to time become involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties we use or previously used. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any material receivables related to insurance recoveries at December 31, 2004.

We expect our total losses from environmental matters to be approximately $50 million, for which we were fully accrued at December 31, 2004. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, results of operations or liquidity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

Our common stock (Class B common stock) trades on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2004 and 2003.
		Class B Common Stock
		High	Low

2004	Fourth Quarter	$14.01	$ 7.63
	Third Quarter	$11.68	$ 7.80
	Second Quarter	$13.93	$ 9.05
	First Quarter	$18.70	$10.85

2003	Fourth Quarter	$21.70	$14.49
	Third Quarter	$18.87	$12.05
	Second Quarter	$15.90	$ 5.30
	First Quarter	$ 9.39	$ 4.16

As of March 10, 2005, there were approximately 21,547 holders of record of our common stock. We have paid no cash dividends on our common stock and have no current intention of doing so. Under our tentative agreement with the union representing our pilots, if that agreement takes effect, we have agreed that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit plan, measured from the date of ratification of the pilots' tentative agreement.

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

Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2004 is disclosed in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.
	Year Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data (in millions except per share data) (1)(2):
Operating revenue	$9,744	$8,870	$8,402	$8,969	$9,899

Operating expenses	9,973	8,667	8,714	8,825	9,170

Operating income (loss)	(229)	203	(312)	144	729

Net income (loss)	(363)	38	(451)	(95)	342

Basic earnings (loss) per share	(5.49)	0.58	(7.02)	(1.72)	5.62

Diluted earnings (loss) per share	(5.55)	0.57	(7.02)	(1.72)	5.45

	As of December 31,
	2004	2003	2002	2001	2000

Balance Sheet Data (in millions) (1):
Total assets	$10,545	$10,649	$10,641	$9,798	$9,208

Long-term debt and capital lease obligations	5,167	5,558	5,471	4,448	3,624

Redeemable common stock	-	-	-	-	450

Redeemable preferred stock of subsidiary	-	-	5	-	-

Stockholders' equity	266	792	767	1,161	1,160

	Year Ended December 31,
	2004	2003	2002	2001	2000

Mainline Statistics:
Onboard passengers (thousands) (3)	42,743	40,613	41,777	45,064	47,778
Revenue passenger miles (millions) (4)	65,734	59,165	59,349	61,140	64,161
Available seat miles (millions) (5)	84,672	78,385	80,122	84,485	86,100
Cargo ton miles (millions)	1,026	917	908	917	1,096
Passenger load factor (6)	77.6%	75.5%	74.1%	72.4%	74.5%
Passenger revenue per available seat mile (cents)	8.75	8.73	8.61	8.98	9.84
Total revenue per available seat mile (cents)	9.65	9.64	9.27	9.58	10.52
Average yield per revenue passenger mile (cents) (7)	11.28	11.57	11.63	12.42	13.20
Operating cost per available seat mile, including special charges (cents) (8)	9.65	9.36	9.53	9.22	9.68
Average price per gallon of fuel, including fuel taxes (cents)	119.01	91.40	74.01	82.48	88.54
Fuel gallons consumed (millions)	1,333	1,257	1,296	1,426	1,533
Average fare per revenue passenger	$176.51	$171.72	$168.25	$171.59	$180.66
Actual aircraft in fleet at end of period (9)	349	355	366	352	371
Average length of aircraft flight (miles)	1,325	1,270	1,225	1,185	1,159
Average daily utilization of each aircraft (hours) (10)	9:55	9:19	9:31	10:19	10:36

Regional Statistics:
Onboard passengers (thousands) (3)	13,739	11,445	9,264	8,354	7,804
Revenue passenger miles (millions) (4)	7,417	5,769	3,952	3,388	2,947
Available seat miles (millions) (5)	10,410	8,425	6,219	5,437	4,735
Passenger load factor (6)	71.3%	68.5%	63.5%	62.3%	62.2%
Passenger revenue per available seat mile (cents)	15.09	15.31	15.45	15.93	17.63
Actual aircraft in fleet at end of period (9)	245	224	188	170	166

Consolidated Statistics (Mainline and Regional):
Onboard passengers (thousands) (3)	56,482	52,058	51,041	53,418	55,582
Passenger load factor (6)	76.9%	74.8%	73.3%	71.8%	73.9%
Breakeven passenger load factor (11)	81.6%	73.7%	82.5%	73.5%	67.9%
Passenger revenue per available seat mile (cents)	9.45	9.37	9.11	9.40	10.25
  Consolidated amounts include ExpressJet through November 12, 2003.
  Includes the following special expense (income) items (in millions) for year ended December 31:
	2004	2003	2002	2001	2000

Operating revenue (income):
Change in expected redemption of frequent flyer mileage credits sold	$ -	$ (24)	$ -	$ -	$ -

Operating expense (income):
Fleet retirement and impairment charges	87	100	242	61	-
Air Transportation Safety and System Stabilization Act grant	-	-	12	(417)	-
Security fee reimbursement	-	(176)	-	-	-
Severance and other special charges	-	-	-	63	-
Termination of 1993 service agreement with United Micronesian Development Association	34	-	-	-	-
Frequent flyer reward redemption cost adjustment	18	-	-	-	-

Nonoperating expense (income):
Gain on investments	-	(305)	-	-	(9)
Impairment of investments	-	-	-	22	-
  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average revenue received for each revenue passenger flown.
  Includes operating expense special items noted in (2). These special items represented 0.16, (0.09), 0.31, (0.36) and 0.00 cents of operating cost per available seat mile in each of the five years, respectively.
  Excludes aircraft that were removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis.  The special items noted in (2) increased (decreased) the consolidated breakeven passenger load factor by 1.4, (4.5), 3.3, (3.0) and (0.1) percentage points in each of the five years, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Overview

We recorded a net loss of $363 million for the year ended December 31, 2004, as compared to net income of $38 million and a net loss of $451 million for the years ended December 31, 2003 and 2002, respectively. Our results for each of the last three years have been affected by a number of special items which are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. These special items are discussed in "Consolidated Results of Operations" below. Without the special items in 2003, we would have incurred a significant loss in that year.

The current U.S. domestic network carrier financial environment continues to be the worst in history and could deteriorate further. We have had substantial losses since September 11, 2001. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable if they continue. With the current weak domestic yield environment caused in large part by the growth of low cost competitors and fuel prices at twenty-year highs, our cost structure is not competitive. Additionally, it has been increasingly difficult for us to obtain financing in the face of our significant and continuing losses and our current revenue and cost outlook. Many of our network competitors, such as American Airlines, Delta Air Lines, United Airlines and US Airways, have used bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

The $1.1 billion of cost-cutting and revenue-generating measures that we have implemented in recent years have proven insufficient to return us to profitability in the current environment. As a result, on November 18, 2004, we announced that we needed an annual $500 million reduction in wage and benefit costs. In late 2004 and early 2005, we finalized (but have not yet implemented) changes to wages, work rules and benefits for U.S.-based management and clerical, reservations, food services, airport and cargo agents and customer service employees that result in savings of $169 million annually. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics and dispatchers following negotiations with ALPA, the IAM, the Teamsters, and the TWU. We also reached a tentative agreement with our simulator technicians, represented by TWU. Each of the agreements is subject to ratification by the members of each covered work group, and the effectiveness of each agreement is conditioned on ratification of each other agreement. Results of the ratification process for each of the agreements are expected by the end of March 2005. If the agreements are ratified, the wage and benefit reductions will become effective as of the date of ratification and we will begin to implement the agreements. Some of the savings from the agreements will take time to achieve, while others, such as the wage reductions and certain benefit changes, will result in immediate savings. Our officers and Board of Directors implemented their reductions on February 28, 2005.

The tentative agreements, along with previously announced pay and benefit reductions for other work groups, conclude the negotiation process with all our employees, except some CMI and international employees. The pay and benefits of international employees must be adjusted in accordance with laws and regulations of the various countries. We expect to complete the process with these remaining employees in the near future.

Each of the agreements is for a 45-month term, so that the agreements would become amendable again on December 31, 2008. A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. We expect to achieve approximately $500 million of annual cost savings on a run-rate basis if the agreements with our various work groups are fully implemented. This excludes the non-cash cost of approximately ten million stock options that we expect to issue to our employees in connection with the pay and benefit reductions and accruals for certain non-cash costs or charges relating to items contained in the tentative agreements. Further, our ability to achieve certain of the cost reductions will depend on timely and effective implementation of new work rules, actual productivity improvements, implementation of changes in technology pertaining to employee work rules and benefits and other items.

Each of the tentative agreements require that, even if ratified, they will not go into effect (and thus will not be implemented) unless all of the other tentative agreements are ratified. As a result, there is the risk that if one or more of the tentative agreements is not ratified, then one or more of the other tentative agreements would not become effective and thus would not be implemented. If the tentative agreements were not implemented, we would not achieve the necessary $500 million reduction in wage and benefit costs and would ultimately have inadequate liquidity to meet our obligations under current market conditions. We would be forced to pursue alternate survival strategies, including taking significant steps to reduce both our future financial commitments and current cash outflows. This would mean that we would be forced to obtain annual pay and benefit reductions totaling $800 million from our work groups later in 2005.

In addition to having to obtain significantly larger pay and benefit reductions from our work groups, actions we would be forced to take if the tentative agreements are not ratified and do not take effect include canceling plans to lease eight 757-300 aircraft from Boeing Capital Corporation and canceling the accelerated delivery of six 737-800 aircraft which were to be delivered in 2006. Those aircraft would instead be delivered in 2008, the original delivery year. However, we anticipate that we would enter into discussions with Boeing to defer all aircraft deliveries beyond 2005, representing a total of 40 aircraft. We would also be forced to cancel our recent order for ten Boeing 787 aircraft, which were planned for delivery beginning in 2009.

Additionally, we would pursue shrinking our fleet. As part of our contingency planning, we have engaged Focus Aviation, Inc., an aircraft broker, with regard to our Boeing 737-500 fleet. These aircraft have relatively few seats compared to our other mainline aircraft and have become less attractive to operate in a low-fare environment. If the tentative agreements are not ratified and do not take effect, we will market for sale or lease twenty-four 737-500 aircraft. This fleet reduction would result in frequency and aircraft size reductions in certain markets. Moreover, if the aircraft are withdrawn from the fleet, we would need to furlough a significant number of pilots, flight attendants, mechanics and other positions associated with those aircraft.

If the tentative agreements are not ratified and do not take effect, absent significant declines in fuel prices in the near future, we expect that we would fail to meet certain financial covenants in our bank-issued credit card processing agreement. In that event, we would be required to post up to an additional $335 million cash collateral, which would adversely affect our liquidity needed for our operations and debt service.

We could experience an increase in early retirements caused by concern among our employees about our financial stability. The potential of an increase in early retirements could be exacerbated by the fact that our employees are entitled to lump-sum distributions from our defined benefit pension plan upon their retirement, including early retirement within the provisions of the plan. Some of our competitors have terminated, or have sought to terminate, their defined benefit pension plans in bankruptcy, which can cause employees to receive less than the full amount of their pension benefits under applicable federal pension benefit insurance, and can also limit or eliminate the ability of employees to receive their pension benefits in a lump-sum. If liquidity concerns increase, we could experience a significant increase in early retirements which could negatively impact our operations and materially increase our near-term funding obligations to our defined benefit pension plan, which could itself result in a material adverse effect on our liquidity.

If the current adverse environment does not improve, we expect to incur a significant loss in 2005. However, absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2005 cash flows will be sufficient to fund our current operations and other financial obligations through 2005 if we achieve the timely ratification and implementation of the tentative agreements with our unions concerning wage and benefit reductions or, if the tentative agreements are not ratified and do not take effect, by taking the steps described above to reduce our future financial commitments and current cash outflows. These steps include canceling our tentative agreements with Boeing, marketing for sale or lease twenty-four 737-500 aircraft and furloughing a significant number of employees.

In developing our plan for 2005, we considered our current projections for 2005 revenue, including the impact of fare reductions initiated in early January 2005 by Delta Air Lines, current and forward fuel price levels as of March 14, 2005, our expectations with regard to union ratification of the tentative agreements described above and our ability to execute additional financing transactions. While we believe our 2005 plan is achievable, a combination of some or all of several events, most of which are outside of our direct control, may result in us being unable to generate sufficient cash from operations or complete financing transactions that we would need to maintain adequate liquidity through December 31, 2005. These events include the failure of our unions to ratify the tentative agreements so that they do not go into effect, further significant declines in yields and fuel prices higher than current levels for an extended period of time. Additionally, we have significant financial obligations due in 2006 and thereafter, and we will have inadequate liquidity to meet those obligations if the current financial environment for network carriers continues and we are unable to increase our revenues or decrease our costs considerably.

Among the many factors that threaten us and the airline industry generally are the following:

  Low-Cost Competitors. The continued growth of low-cost carriers is dramatically changing the airline industry. Other carriers have implemented or announced plans to implement separate low-cost products, such as a low-cost "airline within an airline". In addition, carriers in or emerging from bankruptcy have or will have significantly reduced cost structures and operational flexibility that will allow them to compete more effectively, and other carriers have used the threat of bankruptcy to achieve substantial cost savings. We have initiated three sets of revenue-generating and cost-savings initiatives since 2002 that were designed to improve our annual pre-tax results by over $1.1 billion. While we are on track to meet or exceed these goals, our cost structure remains higher than that of the low-cost carriers and several of our network competitors.
  Low Fare Environment. As many low-cost carriers have introduced lower and simplified fare structures (such as eliminating Saturday-night stay requirements, shortening advance purchase requirements and reducing the number of fare classes), we have had to match those fare levels on a majority of our domestic routes to remain competitive. In January 2005, Delta announced a new nationwide pricing structure on most of its flights that significantly reduced many ticket prices, including those for first class seats and last minute purchases. Delta also eliminated Saturday-night stay requirements. We have matched the Delta fare reductions and structure in competitive markets. Our experience to date as a result of Delta's fare reduction has demonstrated that the fare reductions are not being sufficiently offset by increases in passenger traffic so as to make them revenue positive, and any associated cost reductions are immaterial to date. As a result, we currently estimate that our revenue will decline approximately $200 million annually due to the negative impact from the fare restructuring initiated by Delta. In addition, our operating results may be affected by an even greater amount due to the expense of handling the additional passengers generated by the lowered fares. Further fare reductions or further simplification of fare structures may occur in the future.
  Fuel Costs. Fuel costs, which have recently been at unprecedented high levels, constitute a significant portion of our operating expense. Fuel costs and related taxes represented approximately 15.9% of our operating expenses for the year ended December 31, 2004. The price of crude has recently been trading between $50 and $55 per barrel. Based on gallons expected to be consumed in 2005, for every one dollar increase in the price of crude oil, our annual fuel expense would increase by approximately $40 million. We currently anticipate that high fuel prices in 2005 will offset the impact of a substantial portion of the cost-saving measures we have implemented. As of December 31, 2004, we did not have any fuel price hedges in place.
  Labor Costs. As discussed above, we have reached tentative agreements with unions representing our pilots, flight attendants, mechanics and other work groups to reduce wage and benefit costs. The tentative agreements are subject to ratification by the membership of the respective unions. We currently anticipate that the ratification process for the unions will conclude by the end of March 2005. Recent significant concession agreements with labor groups at US Airways, Delta, United and American have had the effect of lowering industry standard wages and benefits, with the result that our labor costs are currently higher than many of our competitors'. Even if we are able to achieve the full run-rate benefits of the $500 million reduction in annual wage and benefit costs, we estimate that our labor CASM will continue to be higher than that of many of our competitors.
  Excessive Taxation. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade and currently include (a) a federal excise tax of 7.5% of the value of the ticket; (b) a federal segment tax of $3.20 per domestic flight segment of a passenger's itinerary; (c) up to $18 per round trip in local airport charges; and (d) up to $10 per round trip in airport security fees. The Bush administration has proposed increasing the passenger security fee from $2.50 to $5.50 per enplanement, which, if implemented, would result in an additional annual tax of $1.5 billion on the airline industry, as estimated by the administration. We estimate that the annual impact on us would be approximately $160 million, based on our 2004 security fee collections. Various U.S. fees and taxes are also assessed on international flights that can result in additional fees and taxes of up to $45 per international round trip, not counting fees and taxes imposed by foreign governments. Certain of these assessments, but not all, must be included in the fares we advertise or quote to our customers. Due to competition, many increases in these fees and taxes that are not required to be included in fares have been absorbed by the airline industry rather than being passed on to the passenger. These fees and taxes, which are not included in our reported passenger revenue, increased to $1.0 billion for the year ended December 31, 2004, compared to $904 million for the year ended December 31, 2003.
  Security Costs. The terrorist attacks of 2001 have caused security costs to increase significantly. Security costs are likely to continue rising for the foreseeable future as additional security measures are implemented. In the current environment of lower consumer demand and discounted pricing, these costs cannot effectively be passed on to customers. Insurance costs are also significantly higher than they were prior to the terrorist attacks, in part due to greater perceived risks and in part due to the reduced availability of insurance coverage. We must absorb these additional expenses in the current pricing environment.
  Pension Liability. We have significant commitments to our defined benefit pension plan. Due to record high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we elected in 2004 to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we were not required to make any contributions to our primary defined benefit pension plan in 2004 and did not do so. Based on current legislation and current assumptions, we will be required to contribute in excess of $1.5 billion to our defined benefit pension plan over the next five years, including $307 million in 2005, to meet our minimum funding obligations. However, we anticipate making changes to our defined benefit pension plan related to pilots and flight attendants as part of the tentative agreements we have reached with our unions to reduce wage and benefit costs. If the tentative agreements are ratified and take effect, we will freeze a portion of our defined benefit pension plan and make contributions to alternate retirement programs. We expect these changes to reduce our net cash outflows relating to our pension funding obligations in 2005 by approximately $50 million. In January 2005, we contributed six million shares of Holdings common stock valued at approximately $65 million to our primary pension plan.

Consolidated Results of Operations

Special Items. The comparability of our financial results between years is affected by a number of special items. Our results for each of the last three years included the following special items (in millions):
	Income (Expense)
	Pre Tax	After Tax

Year Ended December 31, 2004
MD-80 aircraft retirement charges and other (1)	$ (87)	$ (68)
Termination of United Micronesian Development Association Service Agreement (1)	(34)	(22)
Frequent flyer reward redemption cost adjustment (2)	(18)	(18)
	$ (139)	$ (108)

Year Ended December 31, 2003
Security fee reimbursement (3)	$ 176	$ 111
Gain on dispositions of ExpressJet stock (4)	173	100
Gain on Hotwire and Orbitz investments (after related compensation expense and including an adjustment to fair value of remaining investment in Orbitz) (5)	132	83
MD-80 aircraft retirement and impairment charges (1)	(86)	(54)
Revenue adjustment for change in expected redemption of frequent flyer mileage credits sold (6)	24	15
Boeing 737 aircraft delivery deferral (1)	(14)	(8)
	$ 405	$ 247

Year Ended December 31, 2002
DC 10-30, MD-80 and turboprop aircraft retirement and impairment charges (1)	$(242)	$ (153)
Write-down of Stabilization Act receivable (1)	(12)	(8)
	$ (254)	$(161)
  See Note 12 to our consolidated financial statements included in Item 8 and "Critical Accounting Policies and Estimates" included in this Item of this report.
  See Note 1(k) to our consolidated financial statements included in Item 8 and "Critical Accounting Policies and Estimates" included in this Item of this report.
  See Note 13 to our consolidated financial statements included in Item 8 of this report.
  See Note 15 to our consolidated financial statements included in Item 8 of this report.
  See Note 6 to our consolidated financial statements included in Item 8 of this report.
  See Note 1(k) to our consolidated financial statements included in Item 8 and "Critical Accounting Policies and Estimates" included in this Item of this report.

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three years ended December 31, 2004. In addition, the deconsolidation of Holdings from our financial statements effective November 12, 2003, more fully described in Note 15 to our consolidated financial statements included in Item 8 of this report, also impacts the comparability of our results to those of prior years with the exception of passenger revenue. Accordingly, the expense variance explanations discussed below exclude the effect of ExpressJet in 2003 unless indicated otherwise. Significant components of our operating results attributable to the deconsolidation of ExpressJet and attributable to our business generally are as follows (in millions, except percentage changes):

Comparison of Year Ended December 31, 2004 to December 31, 2003
	Year Ended December 31,		Components of Increase (Decrease)
			Increase (Decrease) related to ExpressJet	All Other Increase	% Increase (Decrease) Excluding ExpressJet
	2004	2003	Deconsolidation (A)	(Decrease)	Deconsolidation

Operating Revenue:
Passenger	$8,984	$8,135	$ -	$ 849	10.4%
Cargo, mail and other	760	735	(4)	29	4.0%
	9,744	8,870	(4)	878	9.9%

Operating Expenses:
Wages, salaries and related costs	2,819	3,056	(304)	67	2.4%
Aircraft fuel and related taxes	1,587	1,319	(170)	438	38.1%
ExpressJet capacity purchase, net	1,351	153	953	245	22.2%
Aircraft rentals	891	896	-	(5)	(0.6)%
Landing fees and other rentals	646	620	(87)	113	21.2%
Commissions, booking fees, credit card fees and other distribution costs	552	525	-	27	5.1%
Maintenance, materials and repairs	414	509	(111)	16	4.0%
Depreciation and amortization	414	444	(17)	(13)	(3.0)%
Passenger servicing	306	297	(11)	20	7.0%
Security fee reimbursement	-	(176)	3	173	NM
Special charges	121	100	-	21	NM
Other	872	924	(103)	51	6.2%
	9,973	8,667	153	1,153	13.1%

Operating Income (Loss)	(229)	203	(157)	(275)	NM

Nonoperating Income (Expense)	(211)	(2)	50	(259)	NM

Income (Loss) before Income Taxes and Minority Interest	(440)	201	(107)	(534)	NM

Income Tax Benefit (Expense)	77	(114)	58	133	NM

Minority Interest	-	(49)	49	-	NM

Net Income (Loss)	$ (363)	$ 38	$ -	$(401)	NM
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated for all of 2003 and reported using the equity method of accounting at 53.1% ownership interest.

Explanations for significant variances, after taking into account changes associated with the ExpressJet deconsolidation, are as follows:

Operating Revenue. Total passenger revenue increased during 2004 as compared to 2003, due to higher traffic and capacity in all geographic regions combined with the negative impact of the hostilities in Iraq and SARS on the prior year results. However, in spite of the increase in load factors, the continuing erosion of fares in the domestic and Caribbean markets resulted in a decrease in yields for 2004 compared to 2003.

The table below shows passenger revenue for the year ended December 31, 2004 and period to period comparisons for passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations:
	2004	Percentage Increase (Decrease) 2004 vs. 2003
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$4,452	2.0%	(1.1)%	3.1%
Trans-Atlantic	1,366	26.1%	4.0%	21.2%
Latin America	977	8.3%	(2.9)%	11.5%
Pacific	618	25.0%	13.2%	10.5%
Total Mainline	7,413	8.3%	0.2%	8.0%

Regional	1,571	21.8%	(1.4)%	23.6%

Total System	$8,984	10.4%	0.9%	9.5%

Cargo, mail and other revenue increased in 2004 compared to 2003, primarily due to higher freight and mail volumes and revenue-generating initiatives, partially offset by decreased military charter flights. Our results for 2003 also included $24 million of additional revenue resulting from a change in the expected redemption of frequent flyer mileage credits sold.

Operating Expenses. Wages, salaries and related costs increased primarily due to increased flight activity which resulted in a slight increase in the average number of employees and higher wage rates. Aircraft fuel and related taxes increased due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 30.2% from 91.40 cents in 2003 to 119.01 cents in 2004. The impact of higher jet fuel prices in 2004 was partially offset by $74 million of gains from our fuel hedging activities. Such gains were immaterial in 2003.

In 2004, obligations under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. In addition to the obligations for the purchased capacity, ExpressJet capacity purchase, net also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. In 2003, intercompany transactions between us and Holdings or ExpressJet under the capacity purchase agreement were eliminated in the consolidated financial statements. The actual obligations under the capacity purchase agreement were higher in 2004 than in 2003 due to ExpressJet's larger fleet and a 23.6% increase in regional ASMs.

Landing fees and other rentals were higher due to increased flights at certain airports and fixed rent increases combined with our no longer charging ExpressJet rent at certain airports. The most significant increases were at Liberty International Airport in Newark and Bush Intercontinental Airport in Houston, where Terminal E was completed. Commissions, booking fees, credit card fees and other distribution costs increased due to higher credit card and booking fees as a result of increased revenue.

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

In 2004, we recorded special charges of $121 million. Included in these charges were $87 million associated with future obligations for rent and return conditions related to 16 leased MD-80 aircraft which were permanently grounded and a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesian Development Association. Special charges in 2003 consisted of $86 million of retirement and impairment charges for our MD-80 fleet and spare parts associated with the grounded aircraft and a $14 million charge in the second quarter for expenses associated with the deferral of Boeing 737 aircraft deliveries.

In the fourth quarter of 2004, we recorded a change in expected future costs for frequent flyer reward redemptions on alliance carriers, resulting in a one-time increase to other operating expenses of $18 million.

Nonoperating Income (Expense). Income from affiliates included income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa Airlines in 2004 and Orbitz, Copa Airlines, and effective November 12, 2003, Holdings in 2003. Income related to our tax sharing agreement with Holdings was $52 million in 2004 and $17 million in 2003. Other nonoperating income (expense) in 2004 included a gain of $12 million related to the adjustment to fair value and sale of our investment in Orbitz, after associated compensation expense. Our results for 2003 also included a $173 million gain on the dispositions of Holdings shares and $132 million of gains related to the sale of investments in Hotwire and Orbitz and an adjustment to the fair value of our investment in Orbitz, after associated compensation expense.

Income Tax Benefit (Expense). Our effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses beginning with the third quarter of 2004. As a result, our net losses for the third and fourth quarters of 2004 were not reduced by any tax benefit. The impact of the non-deductibility of certain expenses and state income taxes on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes. During 2003, we contributed 7.4 million shares of Holdings common stock valued at approximately $100 million to our defined benefit pension plan. For tax purposes, our deduction was limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contribution, the nondeductible portion increased our tax expense by $9 million.

Minority Interest. Minority interest of $49 million in 2003 represents the portion of Holdings' net income attributable to the equity of Holdings that we did not own prior to November 12, 2003, the date we deconsolidated Holdings. Transactions between us and Holdings or ExpressJet prior to deconsolidation were otherwise eliminated in the consolidated financial statements.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$7,413	$6,845	$ 568	8.3%
Cargo, mail and other	759	714	45	6.3%
	8,172	7,559	613	8.1%

Operating Expenses:
Wages, salaries and related costs	2,773	2,713	60	2.2%
Aircraft fuel and related taxes	1,587	1,149	438	38.1%
Aircraft rentals	632	670	(38)	(5.7)%
Landing fees and other rentals	614	528	86	16.3%
Commissions, booking fees, credit card fees and other distribution costs	472	456	16	3.5%
Maintenance, materials and repairs	414	398	16	4.0%
Depreciation and amortization	403	416	(13)	(3.1)%
Passenger servicing	295	278	17	6.1%
Security fee reimbursement	-	(173)	173	NM
Special charges	121	91	30	NM
Other	859	799	60	7.5%
	8,170	7,325	845	11.5%

Operating Income	$ 2	$ 234	$(232)	(99.1)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations. Aircraft rental expense decreased primarily due to lease expirations and aircraft retirements and lower rates on renewal leases partially offset by new aircraft deliveries.

Regional. The deconsolidation of ExpressJet in 2003 affected the comparability of our regional segment's financial results. Significant components of our regional segment's operating results attributable to the deconsolidation of ExpressJet and attributable to the segment's business generally are as follows (in millions, except percentage changes):
	Components of Increase (Decrease)
			Increase		% Increase
			(Decrease)		(Decrease)
	Year Ended		Related to	All Other	Excluding
	December 31,		ExpressJet	Increase	ExpressJet
	2004	2003	Deconsolidation (A)	(Decrease)	Deconsolidation

Operating Revenue:
Passenger	$1,571	$1,290	$ -	$281	21.8%
Cargo, mail and other	1	21	(4)	(16)	(94.1)%
	1,572	1,311	(4)	265	20.3%

Operating Expenses:
Wages, salaries and related costs	46	343	(304)	7	17.9%
Aircraft fuel and related taxes	-	170	(170)	-	NM
ExpressJet capacity purchase, net	1,351	153	953	245	22.2%
Aircraft rentals	259	226	-	33	14.6%
Landing fees and other rentals	32	92	(87)	27	NM
Commissions, booking fees, credit card fees and other distribution costs	80	69	-	11	15.9%
Maintenance, materials and repairs	-	111	(111)	-	NM
Depreciation and amortization	11	28	(17)	-	-
Passenger servicing	11	19	(11)	3	37.5%
Security fee reimbursement	-	(3)	3	-	NM
Special charges	-	9	-	(9)	NM
Other	13	125	(103)	(9)	(40.9)%
	1,803	1,342	153	308	20.6%

Operating Loss	$ (231)	$ (31)	$ (157)	$(43)	22.9%
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated for all of 2003 and reported using the equity method of accounting at 53.1% ownership interest.

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenue for the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Regional aircraft rental expense increased due to the higher number of regional jets in ExpressJet's fleet. ExpressJet took delivery of 21 new regional jets in 2004.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Year Ended December 31,
	2004	2003 (A)	Increase	% Increase

Capacity purchase expenses	$1,507	$1,311	$196	15.0%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	126	45	81	180.0%
Aircraft sublease income	(282)	(250)	32	12.8%
ExpressJet capacity purchase, net	$1,351	$1,106	$245	22.2%
  Represents amounts had ExpressJet been deconsolidated for all of 2003 and reported using the equity method of accounting at 53.1% ownership interest.

Comparison of Year Ended December 31, 2003 to December 31, 2002
	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
(in millions, except percentage changes)
Operating Revenue:
Passenger	$8,135	$7,862	$273	3.5%
Cargo, mail and other	735	540	195	36.1%
	8,870	8,402	468	5.6%

Operating Expenses:
Wages, salaries and related costs	3,056	2,959	97	3.3%
Aircraft fuel and related taxes	1,319	1,084	235	21.7%
ExpressJet capacity purchase, net	153	-	153	NM
Aircraft rentals	896	902	(6)	(0.7)%
Landing fees and other rentals	620	633	(13)	(2.1)%
Commissions, booking fees, credit card fees and other distribution costs	525	592	(67)	(11.3)%
Maintenance, materials and repairs	509	476	33	6.9%
Depreciation and amortization	444	444	-	-
Passenger servicing	297	296	1	0.3%
Security fee reimbursement	(176)	-	(176)	NM
Special charges	100	254	(154)	NM
Other	924	1,074	(150)	(14.0)%
	8,667	8,714	(47)	(0.5)%

Operating Income (Loss)	203	(312)	515	NM

Nonoperating Income (Expense)	(2)	(319)	317	(99.4)%

Income (Loss) before Income Taxes and Minority Interest	201	(631)	832	NM
Income Tax Benefit (Expense)	(114)	208	(322)	NM
Minority Interest	(49)	(28)	(21)	75.0%

Net Income (Loss)	$ 38	$ (451)	$489	NM

Operating Revenue. Passenger revenue increased principally due to increased regional traffic in conjunction with ExpressJet's capacity increases, offset in part by reduced mainline traffic. The mainline traffic and capacity declines were largely due to a reduction in certain international flights in response to decreased demand during the war in Iraq and related to SARS. Mainline yields were essentially unchanged year over year.

The table below shows passenger revenue for the year ended December 31, 2003 and period to period comparisons for passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	2003	Percentage Increase (Decrease) 2003 vs. 2002
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$4,365	(0.6)%	2.4%	(3.0)%
Trans-Atlantic	1,084	2.2%	0.6%	1.5%
Latin America	902	(0.1)%	1.3%	(1.3)%
Pacific	494	(9.3)%	(4.5)%	(5.0)%
Total Mainline	6,845	(0.8)%	1.4%	(2.2)%

Regional	1,290	34.4%	(0.9)%	35.5%

Total System	$8,135	3.5%	2.9%	0.5%

Cargo, mail and other revenue increased primarily due to military charter flights associated with the war in Iraq, higher freight and mail volumes, and revenue-generating initiatives. Our results in 2003 also included $24 million of additional revenue resulting from a change in the expected redemption of frequent flyer mileage credits sold.

Operating Expenses. Wages, salaries and related costs increased as a result of increased pension costs and higher wage rates principally caused by increases in seniority, partially offset by a 3.8% reduction in the average number of employees. Wages, salaries and related costs would have been $50 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

Aircraft fuel and related taxes increased primarily due to the average mainline fuel price per gallon increase of 23.5% from 74.01 cents in 2002 to 91.40 cents in 2003. Mainline fuel consumption was down 3.0% as a result of reduced flights and more fuel-efficient aircraft. Regional jet fuel expense increased $46 million, even with the deconsolidation of Holdings, due to increased flights and higher jet fuel prices.

Payments made to ExpressJet under our capacity purchase agreement, previously eliminated in consolidation, are reported as ExpressJet capacity purchase, net, beginning November 12, 2003, the date we deconsolidated Holdings. In addition to the payments for the purchased capacity, ExpressJet capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet.

Aircraft rentals decreased slightly year over year due to aircraft retirements, partially offset by increases from aircraft deliveries in 2003 and 2002. The decrease in landing fees and other rentals was due to lower variable rent at selected airports, partially offset by higher facilities rent, primarily attributable to the completion of substantial portions of the Global Gateway project at Liberty International Airport. Landing fees and other rentals would have been $9 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

Commissions, booking fees, credit card fees and other distribution costs decreased primarily due to the elimination of domestic base commissions during 2002 and certain international commission reductions. Maintenance, materials and repairs expense increased resulting from increases in our contractual engine maintenance cost per hour rates, higher wide-body maintenance activity and the higher number of regional jets in service. Maintenance, materials and repairs expense would have been $19 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

In May 2003, we received and recognized in earnings a security fee reimbursement of $176 million in cash from the United States government pursuant to a supplemental appropriations bill enacted in April 2003. This amount was reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation.

Special charges in 2003 consisted of $86 million retirement and impairment charges for our MD-80 fleet and spare parts associated with the grounded aircraft and a $14 million charge in the second quarter for expenses associated with the deferral of Boeing 737 aircraft deliveries. In 2002, we recorded $242 million of retirement and impairment charges for DC 10-30, MD-80 and turboprop aircraft and a charge of $12 million to write down our receivable from the U.S. government based on our final grant application related to the Air Transportation and System Stabilization Act.

Other operating expense decreased as a result of lower insurance costs and cost-saving measures. These expenses would have been $21 million higher in 2003 had we not deconsolidated Holdings effective November 12, 2003.

Nonoperating Income (Expense). Interest expense increased 5.6%, $21 million, in 2003 compared to 2002 due to an increase in long-term debt resulting from the purchase of new aircraft. Equity in the income (loss) of affiliates included our equity in the earnings (loss) of Copa Airlines, Orbitz (until its initial public offering in December 2003) and, effective November 12, 2003, Holdings and $17 million of income related to our tax sharing agreement with Holdings in 2003. 2003 included $132 million of gains related to the sale of investments in Hotwire and Orbitz and an adjustment to fair value of our remaining investment in Orbitz, after associated compensation expense and a $173 million gain on the sale and contribution of Holdings common stock to our pension plan.

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

Minority Interest. Minority interest of $49 million in 2003 represents the portion of Holdings' net income attributable to the equity of Holdings that we did not own prior to November 12, 2003, the date we deconsolidated Holdings. Transactions between us and Holdings or ExpressJet prior to deconsolidation were otherwise eliminated in the consolidated financial statements.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$6,845	$6,902	$ (57)	(0.8)%
Cargo, mail and other	714	530	184	34.7%
	7,559	7,432	127	1.7%

Operating Expenses:
Wages, salaries and related costs	2,713	2,632	81	3.1%
Aircraft fuel and related taxes	1,149	960	189	19.7%
Aircraft rentals	670	722	(52)	(7.2)%
Landing fees and other rentals	528	542	(14)	(2.6)%
Commissions, booking fees, credit card fees and other distribution costs	456	528	(72)	(13.6)%
Maintenance, materials and repairs	398	379	19	5.0%
Depreciation and amortization	416	403	13	3.2%
Passenger servicing	278	279	(1)	(0.4)%
Security fee reimbursement	(173)	-	(173)	NM
Special charges	91	197	(106)	NM
Other	799	944	(145)	(15.4)%
	7,325	7,586	(261)	(3.4)%

Operating Income (Loss)	$ 234	$ (154)	$ 388	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals and depreciation and amortization. Mainline aircraft rental expense decreased primarily due to lease expirations and lower rates on renewal leases. Depreciation and amortization expense increased due to higher ground equipment and software balances resulting from increased non-fleet capital expenditures.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$1,290	$ 960	$330	34.4%
Cargo, mail and other	21	10	11	110.0%
	1,311	970	341	35.2%

Operating Expenses:
Wages, salaries and related costs	343	327	16	4.9%
Aircraft fuel and related taxes	170	124	46	37.1%
ExpressJet capacity purchase, net	153	-	153	NM
Aircraft rentals	226	180	46	25.6%
Landing fees and other rentals	92	91	1	1.1%
Commissions, booking fees, credit card fees and other distribution costs	69	64	5	7.8%
Maintenance, materials and repairs	111	97	14	14.4%
Depreciation and amortization	28	41	(13)	(31.7)%
Passenger servicing	19	17	2	11.8%
Security fee reimbursement	(3)	-	(3)	NM
Special charges	9	57	(48)	NM
Other	125	130	(5)	(3.8)%
	1,342	1,128	214	19.0%

Operating Income (Loss)	$ (31)	$ (158)	$127	(80.4)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenue for the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals and depreciation and amortization. Regional aircraft rental expense increased due to new regional jet deliveries in 2003 and 2002, offset by aircraft retirements. Depreciation and amortization expense decreased due to the sale of ExpressJet inventory in 2002. Payments made to ExpressJet under our capacity purchase agreement were eliminated in consolidation prior to November 12, 2003.

Liquidity and Capital Resources

As of December 31, 2004, we had $1.7 billion in consolidated cash, cash equivalents and short-term investments, which is $69 million more than at December 31, 2003. At December 31, 2004, we had $211 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit, performance bonds and interest rate swap agreements. Restricted cash at December 31, 2003 totaled $170 million.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

If the current adverse environment does not improve, we expect to incur a significant loss in 2005. However, absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2005 cash flows will be sufficient to fund our current operations and other financial obligations through 2005 if we achieve the timely ratification and implementation of the tentative agreements with our unions concerning wage and benefit reductions or, if the tentative agreements are not ratified and do not take effect, by taking the steps described in "Overview" above to reduce our future financial commitments and current cash outflows. These steps include canceling our tentative agreements with Boeing, marketing for sale or lease twenty-four 737-500 aircraft and furloughing a significant number of employees.

In developing our plan for 2005, we considered our current projections for 2005 revenue, including the impact of fare reductions initiated in early January 2005 by Delta Air Lines, current and forward fuel price levels as of March 14, 2005, our expectations with regard to union ratification of the tentative agreements described above and our ability to execute additional financing transactions. While we believe our 2005 plan is achievable, a combination of some or all of several events, most of which are outside of our direct control, may result in us being unable to generate sufficient cash from operations or complete financing transactions that we would need to maintain adequate liquidity through December 31, 2005. These events include the failure of our unions to ratify the tentative agreements so that they do not go into effect, further significant declines in yields and fuel prices higher than current levels for an extended period of time. Additionally, we have significant financial obligations due in 2006 and thereafter, and we will have inadequate liquidity to meet those obligations if the current financial environment for network carriers continues and we are unable to increase our revenues or decrease our costs considerably.

Operating Activities. Cash flows provided by operations for 2004 were $373 million, compared to cash flows provided by operations of $342 million for 2003. Adjusting for the $272 million in pension funding in 2003 compared to no funding in 2004, our cash provided by operations was approximately 39% lower in 2004 than in 2003. This is primarily the result of higher fuel costs, partially offset by the impact of our cost-savings initiatives.

Investing Activities. Cash flows provided by investing activities were $88 million for 2004, compared to cash flows used in investing activities of $8 million for 2003. In 2004, we received $98 million related to the disposition of our remaining investment in Orbitz. We received $134 million from Holdings in 2003 related to the sale of approximately 9.8 million shares of our Holdings common stock. Also in 2003, we received $76 million related to dispositions of our investment in Hotwire, Inc. and a portion of our investment in Orbitz.

Our capital expenditures during 2004 totaled $162 million, or $51 million when reduced by net purchase deposits refunded. In 2003, our capital expenditures totaled $205 million, or $153 million when reduced by net purchase deposits refunded. Capital expenditures for 2005 are expected to be approximately $220 million, or $170 million when reduced by net purchase deposits to be refunded. Projected capital expenditures for 2005 consist of $50 million of fleet expenditures, $135 million of non-fleet expenditures and $35 million for rotable parts and capitalized interest.

As of December 31, 2004, we had firm commitments for 47 aircraft from Boeing (excluding the recently announced order discussed below), with an estimated cost of approximately $1.9 billion, and options to purchase an additional 84 Boeing aircraft. On December 29, 2004, we announced that we had reached an agreement with Boeing for a new order of ten 787 aircraft, with the first 787 to be delivered in 2009. We also agreed to lease eight used 757-300 aircraft from Boeing Capital Corporation. The used 757-300 aircraft will be delivered beginning in the third quarter of 2005 through the first quarter of 2006. Additionally, we will accelerate into 2006 the delivery of six Boeing 737-800 aircraft that were previously scheduled to be delivered in 2008. The agreements with Boeing are subject to several conditions, including the approval of our Board of Directors by March 31, 2005. In addition, the 787 agreement is conditioned on the resolution of certain open matters including the negotiation of an acceptable engine supply arrangement. Taking these new agreements with Boeing into consideration, we expect to take delivery of 13 Boeing aircraft in 2005 (seven new 737-800s and six used 757-300s) and eight (six new 737-800s and two used 757-300s) in 2006, with delivery of the remaining 44 Boeing aircraft occurring in 2008 and later years.

The eight used 757-300 aircraft discussed above will be leased from Boeing Capital Corporation, which has also agreed to provide backstop lease financing for the six 737-800 aircraft to be delivered in 2006. We do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

As of December 31, 2004, ExpressJet had firm commitments for 29 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $600 million. ExpressJet currently anticipates taking delivery of 21 regional jets in 2005, with the remainder being delivered through 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they deliver to ExpressJet.

We also have significant operating lease and facility rental obligations. Aircraft and facility rental expense under operating leases approximated $1.3 billion in 2004.

Financing Activities. Cash flows used in financing activities were $405 million for 2004, compared to cash flows used in financing activities of $93 million in 2003. Debt and capital lease payments were $102 million lower in 2004 than in 2003 as a result of prepayments made in 2003 and lower debt balances in 2004.

At December 31, 2004, we had approximately $5.8 billion (including current maturities) of long-term debt and capital lease obligations. We currently do not have any undrawn lines of credit or revolving credit facilities, and substantially all of our otherwise readily financeable assets are encumbered. However, our interests in Holdings, CMI and Copa remain unencumbered. We were in compliance with all debt covenants at December 31, 2004.

In October 2004, we issued two floating rate classes of Series 2004-1 Pass Through Trust Certificates in the aggregate amount of $77 million that amortize through November 2011. The certificates are secured by a lien on 21 spare engines.

During the first half of 2004, we incurred $86 million of floating rate indebtedness and $128 million of fixed rate indebtedness. These loans are secured by five 757-300 aircraft that were delivered in the first half of 2004.

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

During the fourth quarter of 2003, we incurred $120 million of floating rate indebtedness due at various intervals through 2015. This indebtedness is secured by the four 737-800 aircraft that were delivered in the fourth quarter of 2003.

On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard and Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. As of December 31, 2004, our senior unsecured debt was rated Caa2 by Moody's and CCC+ by Standard and Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $60 million under our bank-issued credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's.

Our bank-issued credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and aircraft rentals, adjusted for special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $335 million of cash collateral, which would adversely affect our liquidity needed for our operations and debt service, but would not result in a default under any of our debt or lease agreements.

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 257 leased and owned mainline jet aircraft. Typically, these pass-through certificates, as well as separate financings secured by aircraft spare parts and spare engines, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdentsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 101 leased regional jet aircraft. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on four separate financings with an outstanding principal balance of $605 million at December 31, 2004. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.), Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for FGIC is available over the internet at http://www.fgic.com and financial information for the parent companies of our other policy providers is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C.

Contractual Obligations. The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our cash flow in the future periods set forth below (in millions):

Contractual Obligations	Payments Due						Later Years
	Total	2005	2006	2007	2008	2009

Debt and leases:
Long-term debt (1)	$ 7,642	$ 979	$ 836	$1,172	$ 817	$ 650	$ 3,188
Capital lease obligations (1)	645	46	39	40	45	16	459
Aircraft operating leases (2)	11,249	982	933	903	884	840	6,707
Nonaircraft operating leases (3)	7,741	406	397	390	369	370	5,809
Future operating leases (4)	671	15	37	39	39	39	502

Other:
Capacity Purchase Agreement (5)	2,857	1,233	1,092	525	7	-	-
Aircraft and other purchase commitments (6)	2,074	333	62	55	941	683	-
Projected pension contributions (7)	1,557	307	360	450	290	150	-

Total (8)	$34,436	$4,301	$3,756	$3,574	$3,392	$2,748	$16,665
  Amounts represent contractual amounts due, including interest. Interest on floating rate debt was estimated using projected forward rates as of the fourth quarter of 2004.
  Amounts represent contractual amounts due and exclude $3.9 billion of projected sublease income to be received from ExpressJet.
  Amounts represent minimum contractual amounts. We have assumed no escalations in rent or changes in variable expenses.
  Amounts represent payments for firm regional jets to be financed by third parties and leased by us. We will sublease the regional jets to ExpressJet. Neither we nor ExpressJet has an obligation to take any firm aircraft that are not financed by a third party. Amounts are net of previously paid purchase deposits and exclude sublease income we will receive from ExpressJet. See Note 18 to our consolidated financial statements included in Item 8 of this report for a discussion of these purchase commitments.
  Amounts represent our estimates of future minimum noncancelable commitments under our agreement with ExpressJet and do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. See Note 15 to our consolidated financial statements included in Item 8 of this report for the assumptions used to estimate the payments.
  Amounts represent contractual commitments for firm-order aircraft only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support. Additional aircraft covered by our recent agreements with Boeing are not included because the agreements are subject to several conditions, including the approval of our Board of Directors. See Note 18 to our consolidated financial statements included in Item 8 of this report for a discussion of these purchase commitments.
  Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates. See "Critical Accounting Policies and Estimates" in this Item for a discussion of our assumptions regarding our pension plan. We are unable to estimate the projected contributions beyond 2009. In addition, the amounts do not reflect the impact of the tentative agreements we have reached with our unions to reduce wage and benefit costs. If the tentative agreements are ratified and take effect, we will freeze the benefits accruals related to pilots and flight attendants and make contributions to alternate retirement programs. We expect these changes to reduce our net cash outflows relating to our pension funding obligations in 2005 by approximately $50 million.
  Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as credit card processing agreements, or where short-term cancellation provisions exist, such as power-by-the-hour engine maintenance agreements.

We expect to fund our future capital and purchase commitments through internally generated funds, general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

Operating Leases. At December 31, 2004, we had 474 aircraft under operating leases, including 219 in-service mainline aircraft, 227 in-service regional jets and 28 aircraft which were not in service. These leases have remaining lease terms ranging up to 20 years. In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheet. Our total rental expense for aircraft and non-aircraft operating leases was $891 million and $418 million, respectively, in 2004.

Cleveland Airport Memorandum of Understanding. We have entered into a Memorandum of Understanding with the City of Cleveland, Ohio pertaining to our existing lease for certain premises at Terminal C at Cleveland Hopkins International Airport, which is scheduled to expire at the end of 2005. Under the memorandum, we have agreed to use good faith efforts to negotiate the terms of a definitive agreement that would extend the lease for an additional ten years.

Capacity Purchase Agreement. Our capacity purchase agreement with ExpressJet provides that we purchase, in advance, all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Under the agreement, ExpressJet has the right through December 31, 2006 to be our sole provider of regional jet service from our hubs. See Item 8. Financial Statements and Supplementary Data, Note 15 for details of our capacity purchase agreement with ExpressJet.

Guarantees and Indemnifications. We are the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (exclusive of $53 million of bonds issued by the City of Houston which we became the guarantor of in January 2005 and the US Airways contingent liability, both described below). These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E and a new international ticketing hall facility at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of all of the principal and interest on the bonds. The guarantee became effective for the repayment of principal and interest with respect to $271 million of the bonds upon completion of the terminal during the first quarter of 2004. The remainder of the guarantee, relating to $53 million of the bonds, became effective upon completion of the international ticketing facility in January 2005.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority with an outstanding par amount of $166 million at December 31, 2004 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default, and the applicable documents provide that we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated. In September 2004, US Airways filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 1, 2004, US Airways made only a portion of the payment due under the lease agreement on that date, such portion being that amount of the payment due that was deemed attributable to the period of time after their bankruptcy filing, and we paid the difference in an amount of approximately $9 million. If US Airways assumes the lease, we expect to be repaid this amount together with interest thereon. As of March 14, 2005, US Airways has made no election to assume or to reject the lease agreement in its bankruptcy case.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.4 billion of floating rate debt at December 31, 2004. In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $59 million at December 31, 2004.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Deferred Tax Assets. We have not paid federal income taxes in the last four years. As of December 31, 2004, we had a net deferred tax liability of $212 million including gross deferred tax assets aggregating $1.9 billion, $1.2 billion related to net operating losses ("NOLs") and a valuation allowance of $363 million.

Income tax benefits recorded on net losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets recorded on losses beginning in the third quarter of 2004. As a result, our third and fourth quarter 2004 net losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowance in conjunction with deferred tax assets recorded on losses in the future.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 4.27% for December 2004). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $39 million per year, before consideration of any built-in gains.

The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Environmental Matters. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any material receivables related to insurance recoveries at December 31, 2004.

We expect our total losses from environmental matters to be approximately $50 million, for which we were fully accrued at December 31, 2004. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, results of operations or liquidity.

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

We have no arrangements of the types described in the first three categories that we believe may have a material current or future effect on our financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or resulted operations are disclosed in Note 18 to our consolidated financial statements included in Item 8 of this report.

We do have obligations arising out of variable interests in unconsolidated entities. See Note 14 to our consolidated financial statements included in Item 8 of this report for a discussion of our off-balance sheet aircraft leases, airport leases (which includes the US Airways contingent liability), subsidiary trust and our capacity purchase agreement between us and ExpressJet.

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

Pension Plan. We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" ("SFAS 87"). Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $293 million, $328 million and $185 million in 2004, 2003 and 2002, respectively. We expect our pension expense to be approximately $315 million in 2005 before considering the potential changes discussed below.

Our plans' under-funded status increased from $1.1 billion at December 31, 2003 to $1.6 billion at December 31, 2004. The fair value of our plan assets remained relatively flat at $1.3 billion as of December 31, 2004 and 2003. Due to record high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we elected in 2004 to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we were not required to make any contributions to our primary defined benefit pension plan in 2004 and did not do so. We contributed $272 million in cash and 7.4 million shares of Holdings common stock valued at approximately $100 million to our primary defined benefit pension plan in 2003. Funding requirements for defined benefit pension plans are determined by government regulations, not SFAS 87.

Based on current legislation and current assumptions, we will be required to contribute in excess of $1.5 billion to our defined benefit pension plan over the next five years, including $307 million in 2005, to meet our minimum funding obligations before considering the potential changes discussed below. The primary assumptions relate to the rate of return on plan assets, the discount rate and our intention to use deficit contribution relief during calendar year 2005. If actual experience is different from our current assumptions, these estimates may change.

We could experience an increase in early retirements caused by concern among our employees about our financial stability. The potential of an increase in early retirements could be exacerbated by the fact that our employees are entitled to lump-sum distributions from our defined benefit pension plan upon their retirement, including early retirement within the provisions of the plan. Some of our competitors have terminated, or have sought to terminate, their defined benefit pension plans in bankruptcy, which can cause employees to receive less than the full amount of their pension benefits under applicable federal pension benefit insurance, and can also limit or eliminate the ability of employees to receive their pension benefits in a lump-sum. If liquidity concerns increase, we could experience a significant increase in early retirements which could negatively impact our operations and materially increase our near-term funding obligations to our defined benefit pension plan, which could itself result in a material adverse effect on our liquidity.

When calculating pension expense for 2004, we assumed that our plan's assets would generate a long-term rate of return of 9.0%. This rate is consistent with the rate used to calculate the 2003 expense and lower than the assumed rate of 9.5% used to calculate the 2002 expense. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our allocation of assets was as follows at December 31, 2004:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	49%	10.0%
International equities	17	10.0
Fixed income	28	6.5
Other	6	13.0
Total	100%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when considered appropriate.

Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by 50 basis points (from 9.0% to 8.5%) would increase our estimated 2005 pension expense by approximately $7 million.

We discounted our future pension obligations using a rate of 5.75% at December 31, 2004, compared to 6.25% at December 31, 2003 and 6.75% at December 31, 2002. We determine the appropriate discount rate based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 5.75% to 5.25%) would increase our pension liability at December 31, 2004 by approximately $256 million and increase our estimated 2005 pension expense by approximately $35 million.

At December 31, 2004, we have unrecognized actuarial losses of $1.3 billion. These losses will be recognized as a component of pension expense in future years. Our estimated 2005 pension expense of $315 million includes the recognition of approximately $90 million of these losses.

Future changes in plan asset returns, plan provisions, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

The tentative agreements with our pilots and flight attendants each provide that benefits accruals with respect to those groups under our defined benefit pension plan will be frozen and we will begin to make contributions to alternate retirement programs. All of the pilots' and flight attendants' existing benefits under our plan at the date of the freeze will be preserved, including the right to receive a lump-sum payment upon their retirement.

The tentative agreement with our pilots provides for a new defined contribution plan to be established after the existing pension benefits are frozen on May 31, 2005. That plan will be a money purchase pension plan that is also subject to minimum contribution rules under the Internal Revenue Code. If the pilots' tentative agreement is ratified and takes effect, contributions under the new defined contribution plan will generally be specified percentages of applicable pilot compensation, subject to applicable legal limits. Further, the tentative agreement provides for additional contributions to the pilots' 401(k) plan, depending on our pre-tax profits during a portion of the term of the pilots' agreement. To the extent contributions to either plan are limited by applicable law, the difference between the contractual amounts and the amounts permitted by law to be contributed to the defined contribution plans will be paid directly to pilots under a corresponding nonqualified arrangement.

The tentative agreement with our flight attendants provides that the flight attendants will join the IAM's National Pension Fund in connection with the freezing of their benefits under our existing defined benefit plan. The National Pension Plan is a multiemployer pension plan managed by representatives of participating employers and representatives of the IAM. Our obligation will be to make a fixed contribution to the National Pension Plan per hour of flight attendant service, as specified in the tentative agreement.

Funding requirements under our pre-existing defined benefit plan (including a separate plan to be established that will contain the assets and obligations related to pilots formerly contained in our defined benefit plan) will continue to be determined under applicable law. However, if the pilots' tentative agreement takes effect, we have agreed that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit plan, measured from the date of ratification of the pilots' tentative agreement. Further, we have agreed that we will not make an election under any optional funding legislation that would eliminate the lump-sum benefit option without the consent of ALPA.

We would expect to record an approximately $56 million non-cash curtailment charge in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing a portion of our defined benefit pension plan. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, the unrecognized prior service costs associated with years of service no longer expected to be rendered as the result of a curtailment is a loss. As a result of freezing a portion of the defined benefit pension plan, and net of required contributions to alternate retirement programs, we expect net cash outflows relating to our pension funding obligations to decrease by approximately $50 million in 2005 and our 2005 pension expense to decrease by approximately $90 million.

Also, in conjunction with the tentative agreements with the unions representing our work groups, we plan to make available on a long-term basis certain medical benefits to eligible retirees. Generally, these benefits allow eligible retired employees to receive medical benefits that "bridge" their medical coverage from their date of retirement until attainment of Medicare eligibility, subject to applicable limits and conditions. Retirees are required to pay a portion of the costs of their retiree medical benefits to the extent they do not have sufficient accumulated sick time accruals. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans. The retiree medical benefits plan would be accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", which requires recognition of the expected cost of benefits over the employee's service period. We expect to record an incremental $25 million non-cash expense in 2005 associated with this post retirement plan.

Revenue Recognition. We recognize passenger revenue when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer or payment of a change fee.

The amount of passenger ticket sales and sales of frequent flyer mileage credits to partners not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

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

We recognized fleet impairment losses in 2003 and 2002, each of which was partially the result of the September 11, 2001 terrorist attacks and the related aftermath. These events resulted in a reevaluation of our operating and fleet plans, resulting in the grounding of certain older aircraft types or acceleration of the dates on which the related aircraft were to be removed from service. The grounding or acceleration of aircraft retirement dates resulted in reduced estimates of future cash flows. There were no impairment losses recorded during 2004.

In 2003, we recorded an impairment charge of $65 million to reflect decreases in the fair value of our owned MD-80s and spare parts inventory for permanently grounded fleets. In 2002, we recognized an impairment charge of $93 million related to owned MD-80 and ATR-42 aircraft. We estimated the fair value of these aircraft and related inventory based on industry trends and, where available, reference to market rates and transactions. All other long-lived assets, principally our other fleet types and airport operating rights, were determined to be recoverable based on our estimates of future cash flows.

We also perform annual impairment tests on our routes, which are indefinite life intangible assets. These tests are based on estimates of discounted future cash flows, using assumptions consistent with those used for aircraft and airport operating rights impairment tests. We determined that we did not have any impairment of our routes at December 31, 2004.

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

For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. We also record a liability for payments we expect to make to partner airlines for OnePass members' redemptions for travel on the other airline. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic liability. In the fourth quarter of 2004, we recorded a change in expected future costs for frequent flyer reward redemptions on alliance carriers, resulting in a one-time increase in other operating expenses of $18 million.

We also sell mileage credits in our frequent flyer program to participating partners, such as credit/debit card companies, phone companies, alliance carriers, hotels, car rental agencies, utilities and various shopping and gift partners. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of the fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair value are recognized in income currently and classified as a reimbursement of advertising expenses. A change to the time period over which the mileage credits are used (currently six to 32 months), the actual redemption activity or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million.

During the year ended December 31, 2004, OnePass participants claimed approximately 1.2 million awards. These awards accounted for an estimated 5.6% of our total RPMs. We believe displacement of revenue passengers is minimal given our load factors, our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

At December 31, 2004, we estimated that approximately 2.1 million free travel awards outstanding were expected to be redeemed for free travel on Continental, ExpressJet, CMI or participating alliance carriers. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $195 million at December 31, 2004. This liability is recognized as a component of air traffic liability in our consolidated balance sheet.

Pending Accounting Pronouncement. In December 2004, the FASB issued a revision of SFAS 123, "Share Based Payment" ("SFAS 123R"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is to be estimated using option-pricing models. The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under the original SFAS 123, this accounting treatment was optional with pro forma disclosures required.

We are required to adopt SFAS 123R no later than the beginning of the third quarter of 2005. It will be effective for all awards granted after that date. For those awards granted prior to the adoption date but for which the vesting period is not complete, expense will be recognized based on the grant-date fair value and vesting schedule of those awards calculated for the pro forma disclosures under SFAS 123. See Note 1(o) for the impact of the fair value recognition provisions of SFAS 123 on our net income (loss) and earnings (loss) per share. The adoption of this standard will not impact on our financial position or liquidity.

As discussed in Note 8, we expect to issue to employees stock options to acquire approximately ten million shares of our Class B common stock, at a price per share equal to the fair market value of the common stock on the date of the grant, upon ratification and effectiveness of the tentative agreements for new contracts covering our pilots, flight attendants, mechanics and dispatchers. Results of the ratification process for each of the agreements are expected by the end of March 2005. The options will generally vest in three equal installments on the first, second, and third anniversaries of the date of grant, and will have a term ranging from six to eight years.

Upon adoption of SFAS 123R effective with the third quarter of 2005, and assuming ratification and effectiveness of each of the tentative agreements with the unions representing our work groups, we would expect that the non-cash expense associated with this new stock option program would be approximately $15 million to $25 million in 2005 and $40 million to $60 million in total over the three year vesting term of the options. The actual expense will be dependent on several factors including the actual number of options granted, exercise price, valuation model used, expected life of the option and expected share price volatility.

Related Party Transactions

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

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2004 and 2003, aircraft fuel and related taxes accounted for 15.9% and 15.2%, respectively, of our operating expenses. Based on our expected fuel consumption in 2005, a hypothetical one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $40 million. Periodically, we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide us with short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices, while simultaneously ensuring that we are not competitively disadvantaged in the event of a substantial decrease in the price of jet fuel. As of December 31, 2004, we did not have any fuel hedges in place.

Foreign Currency. We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. We attempt to mitigate the effect of certain potential foreign currency losses by entering into forward and option contracts that effectively enable us to sell Japanese yen, British pounds, Canadian dollars and euros expected to be received from the respective denominated net cash flows over the next 12 months at specified exchange rates.

We had the following foreign currency hedges outstanding at December 31, 2004 (for 2005 projected cash flows) and December 31, 2003 (for 2004 projected cash flows):

    Forward and option contracts to hedge approximately 61% of our projected Japanese yen-denominated net cash flows for both 2005 and 2004.
    Forward and option contracts to hedge approximately 45% and 63% of our British pound-denominated net cash flows for 2005 and 2004, respectively.
    Forward contracts to hedge approximately 42% of our projected Canadian dollar-denominated net cash flows for 2005.
    Forward and option contracts to hedge approximately 39% and 50% of our projected euro-denominated net cash flows for 2005 and the first six months of 2004, respectively.

We estimate that at December 31, 2004, a uniform 10% strengthening in the value of the U.S. dollar relative to the Japanese yen, British pound, Canadian dollar, and euro would have increased the fair value of the existing option and/or forward contracts by $15 million, $9 million, $3 million and $4 million, respectively, offset by a corresponding loss on the underlying 2005 exposure of $28 million, $36 million, $7 million and $11 million, respectively, resulting in a net losses of $13 million, $27 million, $4 million and $7 million.

At December 31, 2003, a uniform 10% strengthening in the value of the U.S. dollar relative to the Japanese yen, British pound and euro would have increased the fair value of the existing option and/or forward contracts by $6 million, $12 million and $2 million, respectively, offset by a corresponding loss on the underlying 2004 exposure of $13 million, $9 million and $3 million, respectively, resulting in a net $(7) million, $3 million and $(1) million gain (loss).

Interest Rates. Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments).

We had approximately $1.4 billion of variable-rate debt as of December 31, 2004 and 2003. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. The interest rate swap outstanding at December 31, 2004 and 2003 had a notional amount of $143 million and $153 million, respectively. The interest rate swap effectively locks us into paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swap in November 2005. If average interest rates increased by 100 basis points during 2005 as compared to 2004, our projected 2005 interest expense would increase by approximately $12 million, net of interest rate swap. At December 31, 2003, an interest rate increase by 100 basis points during 2004 as compared to 2003 was projected to increase interest expense by approximately $12 million, net of interest rate swap.

As of December 31, 2004 and 2003, we estimated the fair value of $3.4 billion and $3.4 billion (carrying value) of our fixed-rate debt to be $2.9 billion and $3.2 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates, was approximately $83 million and $104 million as of December 31, 2004 and 2003, respectively. The fair value of the remaining fixed-rate debt at December 31, 2004 and 2003, with a carrying value of $745 million and $826 million, respectively, was not practicable to estimate due to the large number of remaining debt instruments with relatively small carrying amounts.

If 2005 average short-term interest rates decreased by 100 basis points over 2004 average rates, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $15 million during 2005, compared to an estimated $13 million decrease during 2004 measured at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 12 and 14 to the consolidated financial statements, the Company adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Disposal or Exit Activities" and, effective July 1, 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
March 14, 2005

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2004	2003 (A)	2002 (A)
Operating Revenue:
Passenger (excluding fees and taxes of $1,046, $904 and $878) (B)	$8,984	$8,135	$7,862
Cargo, mail and other	760	735	540
	9,744	8,870	8,402
Operating Expenses:
Wages, salaries and related costs	2,819	3,056	2,959
Aircraft fuel and related taxes	1,587	1,319	1,084
ExpressJet capacity purchase, net	1,351	153	-
Aircraft rentals	891	896	902
Landing fees and other rentals	646	620	633
Commissions, booking fees, credit card fees and other distribution costs	552	525	592
Maintenance, materials and repairs	414	509	476
Depreciation and amortization	414	444	444
Passenger servicing	306	297	296
Security fee reimbursement	-	(176)	-
Special charges	121	100	254
Other	872	924	1,074
	9,973	8,667	8,714

Operating Income (Loss)	(229)	203	(312)

Nonoperating Income (Expense):
Interest expense	(389)	(393)	(372)
Interest capitalized	14	24	36
Interest income	29	19	24
Income from affiliates	118	40	8
Gain on dispositions of ExpressJet Holdings shares	-	173	-
Other, net	17	135	(15)
	(211)	(2)	(319)

Income (Loss) before Income Taxes and Minority Interest	(440)	201	(631)
Income Tax Benefit (Expense)	77	(114)	208
Minority Interest	-	(49)	(28)
Net Income (Loss)	$(363)	$ 38	$ (451)

Earnings (Loss) per Share:
Basic	$(5.49)	$ 0.58	$(7.02)
Diluted	$(5.55)	$ 0.57	$(7.02)

Shares Used for Computation:
Basic	66.1	65.4	64.2
Diluted	66.1	65.6	64.2
  Amounts include the consolidation of ExpressJet Holdings, Inc. through November 12, 2003. See Note 15 for further discussion.
  The fees and taxes are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
ASSETS	2004	2003

Current Assets:
Cash and cash equivalents	$ 1,055	$ 999
Restricted cash and cash equivalents	211	170
Short-term investments	403	431
Total cash, cash equivalents and short-term investments	1,669	1,600

Accounts receivable, net of allowance for doubtful receivables of $22 and $19	472	403
Spare parts and supplies, net of allowance for obsolescence of $93 and $98	214	191
Deferred income taxes	170	157
Note receivable from ExpressJet Holdings, Inc.	81	67
Prepayments and other	222	168
Total current assets	2,828	2,586

Property and Equipment:
Owned property and equipment:
Flight equipment	6,744	6,574
Other	1,262	1,195
	8,006	7,769
Less: Accumulated depreciation	2,023	1,784
	5,983	5,985

Purchase deposits for flight equipment	105	225

Capital leases	396	404
Less: Accumulated amortization	140	126
	256	278
Total property and equipment	6,344	6,488

Routes	615	615
Airport operating rights, net of accumulated amortization of $316 and $293	236	259
Intangible pension asset	108	124
Investment in affiliates	156	173
Note receivable from ExpressJet Holdings, Inc.	18	126
Other assets, net	240	278

Total Assets	$10,545	$10,649

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 670	$ 422
Accounts payable	766	840
Air traffic liability	1,157	957
Accrued payroll	281	280
Accrued other liabilities	385	366
Total current liabilities	3,259	2,865

Long-Term Debt and Capital Leases	5,167	5,558

Deferred Income Taxes	382	446

Accrued Pension Liability	1,132	680

Other	339	308

Commitments and Contingencies

Stockholders' Equity:
Series B Junior Participating Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,938,816 and 91,507,192 shares issued	1	1
Additional paid-in capital	1,408	1,401
Retained earnings	585	948
Accumulated other comprehensive loss	(587)	(417)
Treasury stock - 25,476,881 and 25,471,881 shares, at cost	(1,141)	(1,141)
Total stockholders' equity	266	792
Total Liabilities and Stockholders' Equity	$10,545	$10,649

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2004	2003 (A)	2002 (A)
Cash Flows from Operating Activities:
Net income (loss)	$ (363)	$ 38	$ (451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(77)	101	(179)
Depreciation and amortization	414	444	444
Special charges	121	100	254
Gains on investments	-	(305)	-
Equity in the income of affiliates	(66)	(23)	(8)
Other, net	(73)	(36)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(76)	(25)	(23)
(Increase) decrease in spare parts and supplies	(37)	4	4
Decrease in accounts payable	(74)	(19)	(79)
Increase (decrease) in air traffic liability	200	75	(132)
Increase (decrease) in accrued pension liability and other	404	(12)	124
Net cash provided by (used in) operating activities	373	342	(46)
Cash Flows from Investing Activities:
Capital expenditures	(162)	(205)	(539)
Purchase deposits paid in connection with future aircraft deliveries	(33)	(29)	(73)
Purchase deposits refunded in connection with aircraft delivered	144	81	219
Sale (purchase) of short-term investments, net	28	(134)	(56)
Proceeds from sales of ExpressJet Holdings, net	-	134	447
Proceeds from sales of Internet-related investments	98	76	-
Proceeds from disposition of property and equipment	16	16	9
Other	(3)	53	(43)
Net cash provided by (used in) investing activities	88	(8)	(36)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	67	559	596
Payments on long-term debt and capital lease obligations	(447)	(549)	(383)
Proceeds from issuance of common stock	5	5	23
Increase in restricted cash	(41)	(108)	(32)
Other	11	-	-
Net cash (used in) provided by financing activities	(405)	(93)	204
Impact on cash of ExpressJet deconsolidation	-	(225)	-
Net Increase in Cash and Cash Equivalents	56	16	122
Cash and Cash Equivalents - Beginning of Period	999	983	861
Cash and Cash Equivalents - End of Period	$1,055	$ 999	$ 983

Supplemental Cash Flows Information:
Interest paid	$ 372	$ 374	$ 345
Income taxes paid (refunded)	$ (4)	$ 13	$ (31)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 226	$ 120	$ 908
Capital lease obligations incurred	$ 1	$ 22	$ 36
Contribution of ExpressJet stock to pension plan	$ -	$ 100	$ -

  Amounts include the consolidation of ExpressJet Holdings, Inc. through November 12, 2003. See Note 15 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)
					Accumulated
	Class B		Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock,
	Shares	Amount	Capital	Earnings	Income (Loss)	At Cost	Total

December 31, 2001	63.2	$ 1	$1,069	$1,361	$(130)	$(1,140)	$1,161
Net Loss	-	-	-	(451)	-	-	(451)
Other Comprehensive Income:
Increase in Additional Minimum Pension Liability, net of income taxes of $146	-	-	-	-	(250)	-	(250)
Other	-	-	-	-	(15)	-	(15)
Total Comprehensive Loss							(716)

Issuance of Common Stock pursuant to Stock Plans	2.6	-	36	-	-	-	36
Sales of ExpressJet Holdings Stock, net of applicable income taxes of $175	-	-	291	-	-	-	291
Other	-	-	(5)	-	-	-	(5)
December 31, 2002	65.8	1	1,391	910	(395)	(1,140)	767

Net Income	-	-	-	38	-	-	38
Other Comprehensive Income:
Increase in Additional Minimum Pension Liability, net of income taxes of $11	-	-	-	-	(20)	-	(20)
Other	-	-	-	-	(2)	-	(2)
Total Comprehensive Income							16

Issuance of Common Stock pursuant to Stock Plans	0.3	-	5	-	-	-	5
Other	-	-	5	-	-	(1)	4
December 31, 2003	66.1	1	1,401	948	(417)	(1,141)	792

Net Loss	-	-	-	(363)	-	-	(363)
Other Comprehensive Income:
Increase in Additional Minimum Pension Liability	-	-	-	-	(176)	-	(176)
Other	-	-	-	-	6	-	6
Total Comprehensive Loss							(533)

Issuance of Common Stock pursuant to Stock Plans	0.4	-	5	-	-	-	5
Other	-	-	2	-	-	-	2
December 31, 2004	66.5	$ 1	$1,408	$ 585	$(587)	$(1,141)	$ 266

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the world's sixth largest airline (as measured by the number of scheduled miles flown by revenue passengers, known as revenue passenger miles, in 2004). Together with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings") from which we purchase seat capacity, and our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, we operate more than 2,500 daily departures throughout the Americas, Europe and Asia. As of December 31, 2004, we flew to 130 domestic and 113 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 18 European cities, seven South American cities, Tel Aviv, Hong Kong and Tokyo as of December 31, 2004. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 39 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

The current U.S. domestic network carrier financial environment continues to be the worst in history and could deteriorate further. We have had substantial losses since September 11, 2001. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable if they continue. With the current weak domestic yield environment caused in large part by the growth of low cost competitors and fuel prices at twenty-year highs, our cost structure is not competitive. Additionally, it has been increasingly difficult for us to obtain financing in the face of our significant and continuing losses and our current revenue and cost outlook. Many of our network competitors, such as American Airlines, Delta Air Lines, United Airlines and US Airways, have used bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

The $1.1 billion of cost-cutting and revenue-generating measures that we have implemented in recent years have proven insufficient to return us to profitability in the current environment. As a result, on November 18, 2004, we announced that we needed an annual $500 million reduction in wage and benefit costs. In late 2004 and early 2005, we finalized (but have not yet implemented) changes to wages, work rules and benefits for U.S.-based management and clerical, reservations, food services, airport and cargo agents and customer service employees that result in savings of $169 million annually. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics and dispatchers following negotiations with ALPA, the IAM, the Teamsters, and the TWU. We also reached a tentative agreement with our simulator technicians, represented by the TWU. Each of the agreements is subject to ratification by the members of each covered work group, and the effectiveness of each agreement is conditioned on ratification of each other agreement. Results of the ratification process for each of the agreements are expected by the end of March 2005. If the agreements are ratified, the wage and benefit reductions will become effective as of the date of ratification and we will begin to implement the agreements. Some of the savings from the agreements will take time to achieve, while others, such as the wage reductions and certain benefit changes, will result in immediate savings. Our officers and Board of Directors implemented their reductions on February 28, 2005.

The tentative agreements, along with previously announced pay and benefit reductions for other work groups, conclude the negotiation process with all our employees, except some CMI and international employees. The pay and benefits of international employees must be adjusted in accordance with laws and regulations of the various countries. We expect to complete the process with these remaining employees in the near future.

Each of the agreements is for a 45-month term, so that the agreements would become amendable again on December 31, 2008. A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. We expect to achieve approximately $500 million of annual cost savings on a run-rate basis if the agreements with our various work groups are fully implemented. This excludes the non-cash cost of approximately ten million stock options that we expect to issue to our employees in connection with the pay and benefit reductions and accruals for certain non-cash costs or charges relating to items contained in the tentative agreements. Further, our ability to achieve certain of the cost reductions will depend on timely and effective implementation of new work rules, actual productivity improvements, implementation of changes in technology pertaining to employee work rules and benefits and other items.

Each of the tentative agreements require that, even if ratified, they will not go into effect (and thus will not be implemented) unless all of the other tentative agreements are ratified. As a result, there is the risk that if one or more of the tentative agreements is not ratified, then one or more of the other tentative agreements would not become effective and thus would not be implemented. If the tentative agreements were not implemented, we would not achieve the necessary $500 million reduction in wage and benefit costs and would ultimately have inadequate liquidity to meet our obligations under current market conditions. We would be forced to pursue alternate survival strategies, including taking significant steps to reduce both our future financial commitments and current cash outflows. This would mean that we would be forced to obtain annual pay and benefit reductions totaling $800 million from our work groups later in 2005.

In addition to having to obtain significantly larger pay and benefit reductions from our work groups, actions we would be forced to take if the tentative agreements are not ratified and do not take effect include canceling plans to lease eight 757-300 aircraft from Boeing Capital Corporation and canceling the accelerated delivery of six 737-800 aircraft which were to be delivered in 2006. Those aircraft would instead be delivered in 2008, the original delivery year. However, we anticipate that we would enter into discussions with Boeing to defer all aircraft deliveries beyond 2005, representing a total of 40 aircraft. We would also be forced to cancel our recent order for ten Boeing 787 aircraft, which were planned for delivery beginning in 2009.

Additionally, we would pursue shrinking our fleet. As part of our contingency planning, we have engaged Focus Aviation, Inc., an aircraft broker, with regard to our Boeing 737-500 fleet. These aircraft have relatively few seats compared to our other mainline aircraft and have become less attractive to operate in a low-fare environment. If the tentative agreements are not ratified and do not take effect, we will market for sale or lease twenty-four 737-500 aircraft. This fleet reduction would result in frequency and aircraft size reductions in certain markets. Moreover, if the aircraft are withdrawn from the fleet, we would need to furlough a significant number of pilots, flight attendants, mechanics and other positions associated with those aircraft.

If the tentative agreements are not ratified and do not take effect, absent significant declines in fuel prices in the near future, we expect that we would fail to meet certain financial covenants in our bank-issued credit card processing agreement. In that event, we would be required to post up to an additional $335 million cash collateral, which would adversely affect our liquidity needed for our operations and debt service.

We could experience an increase in early retirements caused by concern among our employees about our financial stability. The potential of an increase in early retirements could be exacerbated by the fact that our employees are entitled to lump-sum distributions from our defined benefit pension plan upon their retirement, including early retirement within the provisions of the plan. Some of our competitors have terminated, or have sought to terminate, their defined benefit pension plans in bankruptcy, which can cause employees to receive less than the full amount of their pension benefits under applicable federal pension benefit insurance, and can also limit or eliminate the ability of employees to receive their pension benefits in a lump-sum. If liquidity concerns increase, we could experience a significant increase in early retirements which could negatively impact our operations and materially increase our near-term funding obligations to our defined benefit pension plan, which could itself result in a material adverse effect on our liquidity.

If the current adverse environment does not improve, we expect to incur a significant loss in 2005. However, absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2005 cash flows will be sufficient to fund our current operations and other financial obligations through 2005 if we achieve the timely ratification and implementation of the tentative agreements with our unions concerning wage and benefit reductions or, if the tentative agreements are not ratified and do not take effect, by taking the steps described above to reduce our future financial commitments and current cash outflows. These steps include canceling our tentative agreements with Boeing, marketing for sale or lease twenty-four 737-500 aircraft and furloughing a significant number of employees.

In developing our plan for 2005, we considered our current projections for 2005 revenue, including the impact of fare reductions initiated in early January 2005 by Delta Air Lines, current and forward fuel price levels as of March 14, 2005, our expectations with regard to union ratification of the tentative agreements described above and our ability to execute additional financing transactions. While we believe our 2005 plan is achievable, a combination of some or all of several events, most of which are outside of our direct control, may result in us being unable to generate sufficient cash from operations or complete financing transactions that we would need to maintain adequate liquidity through December 31, 2005. These events include the failure of our unions to ratify the tentative agreements so that they do not go into effect, further significant declines in yields and fuel prices higher than current levels for an extended period of time. Additionally, we have significant financial obligations due in 2006 and thereafter, and we will have inadequate liquidity to meet those obligations if the current financial environment for network carriers continues and we are unable to increase our revenues or decrease our costs considerably.

As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation -

  Our consolidated financial statements include the accounts of Continental and all wholly-owned domestic and foreign subsidiaries. Through November 12, 2003, we also consolidated Holdings. See Note 15 for a discussion of the changes in our ownership of Holdings and the resulting impact on our consolidated financial statements. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.

  Investments in Affiliates -

  Investments in unconsolidated affiliates that are not variable interest entities (see Note 14) are accounted for by the equity method when we have significant influence over the operations of the companies.

  As of December 31, 2004, we had a 49% interest in Compania Panamena de Aviacion, S.A. ("Copa") with a carrying value of $110 million. The investment is accounted for under the equity method of accounting. The carrying amount of our investment exceeds the amount of underlying equity in Copa's net assets by $40 million. This difference is treated as goodwill and is not amortized.

  Use of Estimates -

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents -

  We classify short-term, highly liquid investments, which are readily convertible into cash and have a maturity of three months or less when purchased as cash and cash equivalents. Restricted cash is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit, performance bonds and interest rate swap agreements.

  Short-Term Investments -

  We invest in commercial paper, asset-backed securities and U.S. government agency securities with original maturities in excess of three months but less than one year. These investments are classified as short-term investments in the accompanying consolidated balance sheet. Short-term investments are stated at cost, which approximates market value.

  Spare Parts and Supplies -

  Inventories, expendable parts and supplies relate to flight equipment and are carried at average acquisition cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value. These allowances are based on management estimates, which are subject to change.

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

  Routes and Airport Operating Rights -

  Routes represent the right to fly between cities in different countries. Routes are indefinite-lived intangible assets and are not amortized. We perform a test for impairment of our routes in the fourth quarter of each year.

  Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport). Airport operating rights are amortized over the stated term of the related lease or 20 years.

  Measurement of Impairment of Long-Lived Assets -

  We record impairment losses on long-lived assets, consisting principally of property and equipment and airport operating rights, when events or changes in circumstances indicate, in management's judgement, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.

  Revenue/Air Traffic Liability -

  Passenger revenue is recognized either when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer or payment of a change fee.

  Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory. We record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense.

  Revenue from the shipment of cargo and mail is recognized when transportation is provided. Other revenue includes charter services, ticket change fees and other incidental services.

  The amount of passenger ticket sales and sales of frequent flyer mileage credits to partners not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

  Frequent Flyer Program -

  For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed on us or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. We also record a liability for payments we expect to make to partner airlines for OnePass members' redemptions for travel on the other airline. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic liability. In the fourth quarter of 2004, we recorded a change in expected future costs for frequent flyer reward redemptions on alliance carriers, resulting in a one-time increase in other operating expenses of $18 million.

  We also sell mileage credits in our frequent flyer program to participating partners, such as credit/debit card companies, phone companies, alliance carriers, hotels, car rental agencies and various shopping and gift partners. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of the fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair value are recognized in income currently and classified as a reimbursement of advertising expenses. A change to the time period over which the mileage credits are used (currently six to 32 months), the actual redemption activity or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million.

  At December 31, 2004, we estimated that approximately 2.1 million free travel awards outstanding were expected to be redeemed for free travel on Continental, ExpressJet, CMI or participating alliance carriers. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $195 million at December 31, 2004. This liability is recognized as a component of air traffic liability in our consolidated balance sheet.

  Deferred Income Taxes -

  Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses beginning with the third quarter of 2004. As a result, our net losses for the third and fourth quarter of 2004 were not reduced by any tax benefit.

  Maintenance and Repair Costs -

  Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, including engine overhaul costs covered by power-by-the-hour agreements, which are expensed on the basis of hours flown.

  Advertising Costs -

  We expense the costs of advertising as incurred. Gross advertising expense was $84 million, $87 million and $89 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are reported in the consolidated statement of operations net of the reimbursement of some of our advertising expenses by third-party purchasers of our OnePass miles.

  Stock Plans and Awards -

  We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No stock-based employee compensation cost is reflected in net income (loss) for our stock option plans, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

  The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), for the years ended December 31, 2004, 2003 and 2002. See Note 8 for the assumptions we used to compute the pro forma amounts.
	2004	2003	2002

Net income (loss), as reported	$(363)	$ 38	$(451)
Deduct: total stock-based employee compensation expense determined under SFAS 123, net of tax	(6)	(6)	(20)
Net income (loss), pro forma	$(369)	$ 32	$(471)

Basic earnings (loss) per share:
As reported	$(5.49)	$0.58	$(7.02)
Pro forma	$(5.58)	$0.49	$(7.33)

Diluted earnings (loss) per share:
As reported	$(5.55)	$0.57	$(7.02)
Pro forma	$(5.64)	$0.47	$(7.33)
  ExpressJet Capacity Purchase, Net -

  Payments made to ExpressJet under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. In addition to the payments for the purchased capacity, ExpressJet capacity purchase, net, also includes ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes, in 2004 and 2003) and is net of our sublease income on aircraft we lease to ExpressJet. Prior to November 12, 2003, the date we deconsolidated Holdings, all of these items were eliminated in our consolidated financial statements.

  Reclassifications -

Certain reclassifications have been made in the prior years' consolidated financial statement amounts and related note disclosures to conform with the current year's presentation.

NOTE 2 - PENDING ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued a revision of SFAS 123, "Share Based Payment" ("SFAS 123R"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is to be estimated using option-pricing models. The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under the original SFAS 123, this accounting treatment was optional with pro forma disclosures required.

We are required to adopt SFAS 123R no later than the beginning of the third quarter of 2005. It will be effective for all awards granted after that date. For those awards granted prior to the adoption date but for which the vesting period is not complete, expense will be recognized based on the grant-date fair value and vesting schedule of those awards calculated for the pro forma disclosures under SFAS 123. See Note 1(o) for the impact of the fair value recognition provisions of SFAS 123 on our net income (loss) and earnings (loss) per share. The adoption of this standard will not impact on our financial position or liquidity.

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

On September 30, 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as a feature by which the debt becomes convertible into common shares of the issuer if the issuer's common stock price has exceeded a predetermined threshold for a specified time period. Prior to the consensus, most issuers, including us, excluded the potential dilutive effect of the conversion feature from diluted earnings per share until the contingency threshold was met. EITF Issue No. 04-8 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. This change does not have any effect on net income (loss), but it can affect the related per share amounts.

We adopted EITF Issue No. 04-8 as of December 31, 2004 and restated the computations of earnings (loss) per share for prior periods. The assumed conversion of our 5% Convertible Notes issued in June 2003 was antidilutive to our earnings per share calculations and accordingly was not included in the computation of diluted earnings per share. Additionally, we adjusted net income (loss) in our diluted earnings per share calculations to reflect the reduction of our proportionate equity in Holdings resulting from the assumed conversion of Holdings' contingently convertible debt securities. These changes had no impact on our diluted loss per share in 2002 and decreased our 2003 diluted earnings per share by $0.01.

In each of years 2002 through 2004, our Convertible Junior Subordinated Debentures Held by Subsidiary Trust and 4.5% Convertible Notes were also antidilutive and therefore were not included in the calculation of diluted earnings per share.

	2004	2003	2002

Numerator:
Numerator for basic earnings per share - net income (loss)	$(363)	$ 38	$(451)
Effect of dilutive securities issued by equity investee	(4)	(1)	-
Numerator for diluted earnings per share - net income (loss) after effect of dilutive securities of equity investee	$(367)	$ 37	$(451)

Denominator:
Denominator for basic earnings (loss) per share - weighted- average shares	66.1	65.4	64.2

Effect of dilutive securities - employee stock options	-	0.2	-

Denominator for diluted earnings (loss) per share - adjusted weighted - average and assumed conversions	66.1	65.6	64.2

Approximately 6.2 million in 2004, 5.3 million in 2003 and 4.0 million in 2002 of weighted average options to purchase shares of our Class B common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares or the effect of including the options would have been antidilutive. In addition, 17.9 million, 14.0 million and 8.7 million potential common shares related to convertible debt securities were excluded from the computation of diluted earnings per share in 2004, 2003 and 2002, respectively, because they were antidilutive.

NOTE 4 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):

	2004	2003

Secured
Notes payable, interest rates of 5.0% to 8.5%, (weighted average rate of 6.99% as of December 31, 2004) payable through 2019	$3,147	$3,268
Floating rate notes, interest rates of LIBOR (2.56% on December 31, 2004) plus 0.45% to 1.3%; Eurodollar (2.54% on December 31, 2004) plus 1.375%, payable through 2014	872	923
Floating rate notes, interest rate of LIBOR plus 2.5% to 4.5%, payable through 2016	343	275
Floating rate notes, interest rate of LIBOR plus 4.53%, payable through 2007	123	139
Floating rate notes, interest rate of LIBOR plus 7.5%, payable through 2007	97	97
Other	17	17

Unsecured
Convertible junior subordinated debentures, interest rate of 6.0%, payable in 2030	248	248
Convertible notes, interest rate of 4.5%, payable in 2007	200	200
Senior notes payable, interest rate of 8.0%, payable in 2005	195	195
Convertible notes, interest rate of 5.0%, callable beginning in 2010	175	175
Note payable, interest rate of 8.1%, payable in 2008	112	112
Other	8	8
	5,537	5,657
Less: current maturities	642	397
Total	$4,895	$5,260

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2005	$642
2006	533
2007	908
2008	603
2009	468

Substantially all of our property and equipment and spare parts inventory is subject to agreements securing our indebtedness. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2004 in the amount of $54 million with expiration dates through June 2008.

In October 2004, we issued two floating rate classes of Series 2004-1 Pass Through Trust Certificates in the aggregate amount of $77 million that amortize through November 2011. The certificates are secured by a lien on 21 spare engines.

During the first half of 2004, we incurred $86 million of floating rate indebtedness and $128 million of fixed rate indebtedness. These loans are secured by the five 757-300 aircraft that were delivered in the first half of 2004.

In May 2003, we issued $100 million of Floating Rate Secured Subordinated Notes due December 2007 (the "Junior Notes"). The Junior Notes are secured by a portion of our spare parts inventory and bear interest at the three-month LIBOR plus 7.5%. In connection with the Junior Notes and with $200 million of Floating Rate Secured Notes due December 2007 secured by the same pool of spare parts (the "Senior Notes"), we have entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the Senior Notes and a loan-to-collateral value ratio of not greater than 67.5% with respect to both the Senior Notes and the Junior Notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. The ratios are calculated on a semi-annual basis based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, purchasing or redeeming some of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the Senior Notes, or any combination of the above. We met the collateral ratio requirements at December 25, 2004, the most recent valuation date.

The $175 million of 5% Convertible Notes due 2023 are convertible into our Class B common stock at an initial conversion price of $20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase the notes on June 15 of 2010, 2013 or 2018 or in the event of certain changes in control at par plus accrued and unpaid interest, if any.

The $200 million of 4.5% convertible notes due February 1, 2007 are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option on or after February 5, 2005, at specified redemption prices.

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

The sole assets of the trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $248 million as of December 31, 2004 issued by us and which mature on November 15, 2030. The Convertible Subordinated Debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices. If we redeem the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

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

NOTE 5 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices. Most aircraft leases include both renewal options and purchase options. The purchase options are generally effective at the end of the lease term at the then-current fair market value. Our leases do not include residual value guarantees.

At December 31, 2004, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases, that have initial or remaining noncancelable lease terms in excess of one year, are as follows (in millions):
	Capital Leases	Operating Leases Aircraft Non-aircraft

Year ending December 31,
2005	$ 46	$ 982	$ 406
2006	39	933	397
2007	40	903	390
2008	45	884	369
2009	16	840	370
Later years	459	6,707	5,809

Total minimum lease payments	645	$11,249	$7,741
Less: amount representing interest	345
Present value of capital leases	300
Less: current maturities of capital leases	28
Long-term capital leases	$272

At December 31, 2004, Continental had 474 aircraft under operating leases and seven aircraft under capital leases, including aircraft subleased to ExpressJet. These operating leases have remaining lease terms ranging up to 20-1/4 years. Projected sublease income to be received from ExpressJet through 2021, not included in the above table, is approximately $3.9 billion.

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

Fuel Price Risk Management

We use a combination of petroleum call options, petroleum swap contracts and/or jet fuel purchase commitments to provide us with short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices, while simultaneously ensuring that we are not competitively disadvantaged in the event of a substantial decrease in the price of jet fuel.

We account for the call options and swap contracts as cash flow hedges. They are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call options and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2004, 2003 and 2002. Our gain related to these hedging instruments, net of premium expense, was $74 million in 2004 and was not material in 2003 or 2002.

We had no fuel hedges outstanding at December 31, 2004 or December 31, 2003, although we did have fuel hedges in place during these years.

Foreign Currency Exchange Risk Management

We use a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated net cash flows. The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges. They are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue when the underlying service is provided. We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2004, 2003 and 2002. Our net gain (loss) on our foreign currency forward and option contracts was $(10) million for the year ended December 31, 2004 and was not material in the years ended December 31, 2003 and 2002. These gains are included in passenger revenue in the accompanying consolidated statement of operations.

We had the following foreign currency hedges outstanding at December 31, 2004 (for 2005 projected cash flows) and December 31, 2003 (for 2004 projected cash flows):

    Forward and option contracts to hedge approximately 61% of our projected Japanese yen-denominated net cash flows for both 2005 and 2004.
    Forward and option contracts to hedge approximately 45% and 63% of our British pound-denominated net cash flows for 2005 and 2004, respectively.
    Forward contracts to hedge approximately 42% of our projected Canadian dollar-denominated net cash flows for 2005.
    Forward and option contracts to hedge approximately 39% and 50% of our projected euro-denominated net cash flows for 2005 and the first six months of 2004, respectively.

These hedges had a liability fair value of $7 million at both December 31, 2004 and December 31, 2003.

Interest Rate Risk Management

We have entered into an interest rate swap agreement to reduce the impact of potential interest rate increases on floating rate debt. The notional amount of the outstanding interest rate swap at December 31, 2004 and 2003 was $143 million and $153 million, respectively. The swap expires in November 2005. We account for the interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap is reflected in other assets in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness (which is not material), recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap liability was $4 million at December 31, 2004 and $11 million at December 31, 2003. Amounts recorded in accumulated other comprehensive income (loss) are amortized as an adjustment to interest expense over the term of the related hedge. Such amounts were not material during 2004, 2003 or 2002.

Other Financial Instruments

Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

  Cash Equivalents -

  Cash equivalents are carried at cost and consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short-term maturity.

  Short-term Investments -

  Short-term investments consist primarily of commercial paper, asset-backed securities and U.S. government agency securities with original maturities in excess of three months but less than one year and approximate fair value due to their short-term maturity.

  Internet Travel Distribution Investments -

  In November 2003, we sold all of our investment in Hotwire, Inc. for $42 million in cash, resulting in a gain of $40 million. During 2003 and 2004, we sold all of our investment in Orbitz in two separate transactions. On December 19, 2003, we sold approximately 28% of our investment in Orbitz in connection with its initial public offering ("IPO"), reducing our interest in Orbitz from approximately 13% to 9%, for proceeds of $34 million, net of underwriting discount. Our gain on the sale was $32 million. Subsequent to the IPO in 2003, we accounted for our investment in Orbitz in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". We designated the remaining investment as a "trading security", based on our intention to dispose of the securities of Orbitz that we owned. Therefore, the remaining investment was carried at its fair value, with changes in the fair value reported in our statement of operations. The fair value adjustment on the Orbitz shares during 2004 was $15 million and is included in other nonoperating income in the accompanying consolidated statement of operations, as are the gains recognized in 2003 on the dispositions of Hotwire and Orbitz. On November 12, 2004, we sold our remaining Orbitz shares for proceeds of $98 million. Since our initial investment in Orbitz, we have recognized cumulative gains of $123 million.

  During 2000, we established an officer retention and incentive award plan (the "Incentive Award Program") that allows officers to share in approximately 25% of the appreciation of certain of our internet-related investments. Under the Incentive Award Program, participants receive phantom appreciation rights ("PARs") when we make investments in internet-related businesses. We made no PARs awards in 2004, one PARs award and one follow-up award in 2003 and five PARs awards and one follow-up award in 2002. Each PARs is a right, which generally vests quarterly over a four-year period, to receive the difference, if any, between the market value of the applicable equity investment over the established base value (generally the cost of the investment). Our related PARs expense was $3 million in 2004, $21 million in 2003 and $9 million in 2002. At December 31, 2004, our remaining PARS liability was $2 million, which is expected to be paid by 2006.

  Debt -

  The fair value of our debt with a carrying value of $4.9 billion at each of December 31, 2004 and 2003 was approximately $4.3 billion and $4.6 billion, respectively. These estimates were based on the discounted amount of future cash flows using our current incremental rate of borrowing for a similar liability or market prices. The fair value of the remaining debt was not practicable to estimate.
  Investment in Company Owned Life Insurance (COLI) Products -

  In connection with certain of our supplemental retirement plans, we have company owned life insurance policies on certain of our officers. As of December 31, 2004 and 2003, the carrying value of the underlying investments was $38 million and $36 million, respectively, which approximated market value.
  Note Receivable from Holdings -

  The fair value of our note receivable from Holdings with a carrying value of $99 million and $193 million at December 31, 2004 and 2003, respectively, approximated carrying value. The fair value was estimated based on anticipated future cash flows discounted at our current incremental rate of borrowing for similar liabilities.

Credit Exposure of Financial Instruments

We are exposed to credit losses in the event of non-performance by issuers of financial instruments. To manage credit risks, we select issuers based on credit ratings, limit our exposure to a single issuer under our defined guidelines and monitor the market position with each counterparty.

NOTE 7 - PREFERRED AND COMMON STOCK

Preferred Stock

We have ten million shares of authorized preferred stock. We currently have one share of Series B preferred stock outstanding, which is held by Northwest Airlines, Inc. The material provisions of the Series B Junior Participating Preferred Stock are listed below:

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

Common Stock

We currently have one class of common stock issued and outstanding, Class B common stock. Each share of Class B common stock is entitled to one vote per share. At December 31, 2004, approximately 29 million shares were reserved for future issuance related to the conversion of convertible debt securities and the issuance of stock under our stock incentive plans.

Stockholder Rights Plan

We have a Rights Plan which was adopted effective November 20, 1998 and expires on November 20, 2008, unless extended or unless the rights are earlier redeemed or exchanged by us.

The rights become exercisable upon the earlier of (i) the tenth day following a public announcement or public disclosure of facts indicating that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% (25% in the case of an institutional investor) or more of the total number of votes entitled to be cast generally by holders of our common stock then outstanding, voting together as a single class (such person or group being an "Acquiring Person"), or (ii) the tenth business day (or such later date as may be determined by action of our Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. Certain persons and entities related to us are exempt from the definition of "Acquiring Person;" however, Northwest Airlines is not an exempt entity.

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

Restrictions on Dividends and Share Repurchases

Under our tentative agreement with the union representing our pilots, if that agreement becomes effective, we have agreed that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit plan, measured from the date of ratification of the pilots' tentative agreement.

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

The Incentive Plan 2000 provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. Each of the other plans permits awards of either stock options or restricted stock. Each plan permits awards to be made to the non-employee directors of the company or the employees of the company or its subsidiaries. Stock issued under the plans may be originally issued shares, treasury shares or a combination thereof. Approximately 972,000 shares remained for award under the plans as of December 31, 2004.

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

The table below summarizes stock option transactions pursuant to our Plans (share data in thousands):

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	6,469	$17.86	6,871	$18.28	980	$36.34
Granted	729	$11.99	296	$15.00	6,079	$15.82
Exercised	(181)	$14.62	(306)	$15.62	(65)	$28.04
Cancelled	(842)	$19.10	(392)	$24.82	(123)	$35.45
Outstanding at end of year	6,175	$17.10	6,469	$17.86	6,871	$18.28
Options exer- cisable at end of year	4,837	$17.91	5,018	$18.27	3,856	$19.61

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2004 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.65-$15.77	904	4.57	$11.70
$15.78	4,719	2.41	$15.78
$16.84-$56.81	552	3.71	$37.14

$3.65-$56.81	6,175	2.84	$17.10

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$15.77	173	$11.26
$15.78	4,212	$15.78
$16.84-$56.81	452	$40.34

$3.65-$56.81	4,837	$17.91

Anticipated Grant of Options to Employees

On February 28, 2005, we announced that we plan to issue to our employees stock options for approximately ten million shares of our Class B common stock upon ratification and effectiveness of the tentative agreements for wage and benefit cost reductions with the unions representing our work groups. The stock options will be issued pursuant to two plans, a broad-based plan for all of our employees and a supplemental plan for eligible pilots.

We anticipate that substantially all of the options will be issued by the end of March 2005, subject to the ratification and effectiveness of the tentative agreements with our major unions. Under the stock option program, each stock option grant will represent the right to acquire shares of our common stock on the New York Stock Exchange at the closing price of the common stock on the date of grant. The options will generally become exercisable in three equal installments on the first, second and third anniversaries of the date of grant, and will have a term ranging from six to eight years. No further options may be granted under either plan after ten years from the date the plan is adopted by our Board of Directors.

The stock option program applies to all U.S.-based employees, except officers and members of Continental's Board of Directors, and international employees where practical based on foreign laws and regulations.

Also in connection with the wage and benefit cost reductions, our five most senior executives agreed to surrender options for 14,293 shares of our common stock effective February 28, 2005.

Restricted Stock

In April 2002, we awarded 444,750 shares of restricted stock. The restricted stock was awarded pursuant to our equity incentive plans and had a fair value on the grant date of $12.5 million ($28.10 per share). The restricted stock is scheduled to vest in 25% increments on the first four anniversaries of the grant.

Our five most senior executives agreed to surrender 12,225 shares of restricted stock effective February 28, 2005 in connection with the wage and benefit cost reductions.

Employee Stock Purchase Plan

On March 12, 2004, our stockholders voted to adopt the 2004 Employee Stock Purchase Plan. All of our employees (including CMI employees) are eligible to participate in this program, which began in the second quarter of 2004. Participants may purchase shares of our Class B common stock at 85% (or higher in certain circumstances) of the fair market value of the stock on either the first day or the last day of the option period (whichever is lower), limited to a minimum purchase price of $10 per share. In the aggregate, 3,000,000 shares may be purchased. These shares may be newly issued or reacquired shares. During 2004, 249,160 shares of Class B common stock were issued to participants at a purchase price of $10 per share. An additional 237,984 shares were issued in January 2005 at a purchase price of $10 per share.

Under a former plan, all of our employees (including ExpressJet and CMI employees) were eligible to participate in our employee stock purchase program under which they could purchase shares of Class B common stock at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. During 2002, 2,076,745 shares of Class B common stock were issued at prices ranging from $4.58 to $34.60. No shares have been issued under this plan subsequent to 2002.

SFAS 123 Assumptions

We account for our stock-based compensation plans under the recognition and measurement principles of APB 25. Pro forma information regarding net income and earnings per share disclosed in Note 1(o) has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS 123. For purposes of the pro forma SFAS 123 calculation, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions indicated below for the year ended December 31:
	2004	2003	2002

Risk-free interest rate	3.3%	2.5%	2.9%
Dividend yield	0%	0%	0%
Expected market price volatility of our Class B common stock	78%	77%	64%
Weighted-average expected life of options (years)	3.5	3.2	2.0
Weighted-average fair value of options granted	$6.59	$7.77	$5.73

For purposes of the pro forma SFAS 123 calculation, the fair value of the purchase rights under the stock purchase plans was also estimated using the Black-Scholes model with the following weighted-average assumptions indicated below for the year ended December 31:
	2004	2003	2002

Risk-free interest rate	1.4%	N/A	1.7%
Dividend yield	0%	N/A	0%
Expected market price volatility of our Class B common stock	48%	N/A	63%
Weighted-average expected life of the purchase rights (years)	0.25	N/A	0.25
Weighted-average fair value of purchase rights granted	$3.40	N/A	$2.86

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

Restricted Stock Units

During 2004, we implemented the Restricted Stock Unit (RSU) program. This program is designed to reward our officers for significant increases in our stock price over multi-year measurement periods. If our stock price reaches a target price and averages at least that level for 20 consecutive trading days, the officers are paid cash for each unit equal to the stock price at the date specified below. As of March 14, 2005, there were awards outstanding with respect to two performance periods that began on April 1, 2004 and end as follows:
	Units	Target Price per Share
	(In thousands)

March 31, 2006	1,100	$20.48
December 31, 2007	1,383	22.48
	2,483

On February 15, 2005, our officers voluntarily surrendered all of their awards for the performance period ending June 30, 2005 (not shown above) as part of the wage and benefit cost reductions. As of December 31, 2004, our stock price had not achieved any of the target prices and, accordingly, we had recorded no expense or liability related to the RSU program.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (which are all net of applicable income taxes) are as follows (in millions):
	Minimum Pension Liability	Unrealized Gain/(Loss) on Derivative Instruments	Total

Balance at December 31, 2001	$(138)	$ 8	$(130)
Current year net change in accumulated other comprehensive loss	(250)	(15)	(265)
Balance at December 31, 2002	(388)	(7)	(395)
Current year net change in accumulated other comprehensive loss	(20)	(2)	(22)
Balance at December 31, 2003	(408)	(9)	(417)
Current year net change in accumulated other comprehensive loss	(176)	6	(170)
Balance at December 31, 2004	$(584)	$ (3)	$(587)

The minimum pension liability recorded in other comprehensive loss before applicable income taxes was $818 million and $642 million at December 31, 2004 and 2003, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLANS

We have defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all of our domestic employees are covered by one or more of these plans. The benefits under the active defined benefit pension plan are based on years of service and an employee's final average compensation. Our pension obligations are measured as of December 31 of each year.

Pension Plan. The following table sets forth the defined benefit pension plan's change in projected benefit obligation (in millions) at December 31:
	2004	2003

Accumulated benefit obligation	$2,412	$1,958

Projected benefit obligation at beginning of year	$2,362	$2,061
Service cost	151	156
Interest cost	152	134
Plan amendments	(6)	-
Actuarial losses	310	192
Benefits paid	(113)	(187)
Other	7	6
Projected benefit obligation at end of year	$2,863	$2,362

The following table sets forth the defined benefit pension plan's change in the fair value of plan assets (in millions) at December 31:
	2004	2003

Fair value of plan assets at beginning of year	$1,280	$ 866
Actual gain on plan assets	113	218
Employer contributions	1	383
Benefits paid	(113)	(187)
Fair value of plan assets at end of year	$1,281	$1,280

Pension cost recognized in the accompanying consolidated balance sheets at December 31 is computed as follows (in millions):
	2004	2003

Funded status of the plan - net underfunded	$(1,582)	$(1,081)
Unrecognized net actuarial loss	1,275	1,041
Unrecognized prior service cost	101	126
Net amount recognized	$ (206)	$ 86

Accrued benefit liability	$(1,132)	$ (680)
Intangible asset	108	124
Accumulated other comprehensive loss	818	642
Net amount recognized	$ (206)	$ 86

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31:
	2004	2003

Weighted average assumed discount rate	5.75%	6.25%
Weighted average rate of compensation increase	3.00%	2.87%

Net periodic defined benefit pension expense for the years ended December 31 included the following components (in millions):
	2004	2003	2002

Service cost	$ 151	$156	$114
Interest cost	152	134	114
Expected return on plan assets	(116)	(72)	(95)
Amortization of prior service cost	19	20	19
Amortization of unrecognized net actuarial loss	87	90	33
Net periodic benefit expense	$293	$328	$185

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plan.

The following actuarial assumptions were used to determine our net periodic benefit expense for the year ended December 31:
	2004	2003	2002

Weighted average assumed discount rate	6.25%	6.75%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.50%
Weighted average rate of compensation increase	2.87%	3.34%	3.34%

Plan assets consist primarily of equity and fixed-income securities. As of December 31, 2003, the plan held 4.5 million shares of Holdings common stock, which had a fair value of $67 million. The plan's trustee sold these shares during 2004 and the plan held no Holdings common stock at December 31, 2004. As of December 31, the asset allocations by category were as follows:
	2004	2003

U.S. equities	49%	52%
International equities	17	17
Fixed income	28	27
Other	6	4
Total	100%	100%

We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Plan assets are allocated within the following guidelines:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	40-60%	10.0
International equities	5-20	10.0
Fixed income	20-50	6.5
Other	0-10	13.0

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plans' investments to our targeted allocation when considered appropriate.

Due to record high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we elected in 2004 to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we were not required to make any contributions to our primary defined benefit pension plan in 2004 and did not do so. Based on current legislation and current assumptions, we will be required to contribute in excess of $1.5 billion to our defined benefit pension plan over the next five years, including $307 million in 2005, to meet our minimum funding obligations before considering the potential changes discussed below. On January 6, 2005, we contributed six million shares of Holdings common stock valued at $65 million to our pension plan, which represents an 11.0% interest in Holdings.

We could experience an increase in early retirements caused by concern among our employees about our financial stability. The potential of an increase in early retirements could be exacerbated by the fact that our employees are entitled to lump-sum distributions from our defined benefit pension plan upon their retirement, including early retirement within the provisions of the plan. Some of our competitors have terminated, or have sought to terminate, their defined benefit pension plans in bankruptcy, which can cause employees to receive less than the full amount of their pension benefits under applicable federal pension benefit insurance, and can also limit or eliminate the ability of employees to receive their pension benefits in a lump-sum. If liquidity concerns increase, we could experience a significant increase in early retirements which could negatively impact our operations and materially increase our near-term funding obligations to our defined benefit pension plan, which could itself result in a material adverse effect on our liquidity.

We project that our pension plan will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in millions):
2005	$ 147
2006	179
2007	289
2008	288
2009	232
2010 through 2014	1,414

The tentative agreements with our pilots and flight attendants each provide that benefits accruals with respect to those groups under our defined benefit pension plan will be frozen and we will begin to make contributions to alternate retirement programs. All of the pilots' and flight attendants' existing benefits under our plan at the date of the freeze will be preserved, including the right to receive a lump-sum payment upon their retirement.

The tentative agreement with our pilots provides for a new defined contribution plan to be established after the existing pension benefits are frozen on May 31, 2005. That plan will be a money purchase pension plan that is also subject to minimum contribution rules under the Internal Revenue Code. If the pilots' tentative agreement is ratified and takes effect, contributions under the new defined contribution plan will generally be specified percentages of applicable pilot compensation, subject to applicable legal limits. Further, the tentative agreement provides for additional contributions to the pilots' 401(k) plan, depending on our pre-tax profits during a portion of the term of the pilots' agreement. To the extent contributions to either plan are limited by applicable law, the difference between the contractual amounts and the amounts permitted by law to be contributed to the defined contribution plans will be paid directly to pilots under a corresponding nonqualified arrangement.

The tentative agreement with our flight attendants provides that the flight attendants will join the IAM National Pension Fund ("National Pension Plan") in connection with the freezing of their benefits under our existing defined benefit plan. The National Pension Plan is a multiemployer pension plan managed by representatives of participating employers and representatives of the IAM. Our obligation will be to make a fixed contribution to the National Pension Plan per hour of flight attendant service, as specified in the tentative agreement.

Funding requirements under our pre-existing defined benefit plan (including a separate plan to be established that will contain the assets and obligations related to pilots formerly contained in our defined benefit plan) will continue to be determined under applicable law. However, if the pilots' tentative agreement takes effect, we have agreed that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit plan, measured from the date of ratification of the pilots' tentative agreement. Further, we have agreed that we will not make an election under any optional funding legislation that would eliminate the lump-sum benefit option without the consent of ALPA.

We have also agreed with each of ALPA, the IAM, the Teamsters and the TWU that for a limited time period we will not seek to reject or modify the collective bargaining agreements or retiree benefits in the event of our bankruptcy, subject to certain exceptions.

401(k) Plan. Our defined contribution 401(k) employee savings plans cover substantially all domestic employees. Company matching contributions are made in cash. For the years ended December 31, 2004, 2003 and 2002, total expense for the defined contribution plan was $30 million, $35 million and $36 million, respectively. If the tentative agreements with our unions to reduce wage and benefit costs are ratified and become effective, we anticipate suspending the company matching contributions to the plan effective March 31, 2005 for substantially all employees.

Profit Sharing Plan. During 2004, we terminated our profit sharing program under which an award pool consisting of 15% of our annual pre-tax net income, subject to certain adjustments, was distributed each year to substantially all Continental employees (other than employees whose collective bargaining agreement provides otherwise or who participate in our management or officer bonus programs). We paid no profit sharing to Continental employees in 2004, 2003 or 2002.

In January 2005, we announced an enhanced profit sharing program. The new program, which will be in place through 2009, creates an award pool of 30% of the first $250 million of pre-tax net income, 25% of the next $250 million and 20% of amounts over $500 million, subject to certain adjustments. Half of the profit-sharing pool will be allocated based on the relative share of wage and benefit concessions of each work group and the other half will be allocated based on the relative wages of each work group. Substantially all Continental employees (other than employees who participate in our management or officer bonus programs and certain non-U.S. employees) will participate in the plan.

NOTE 11 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31 consists of the following (in millions):
	2004	2003	2002
Federal:
Current	$ -	$ (7)	$ 40
Deferred	143	(94)	158
State:
Current	-	(5)	(10)
Deferred	13	(7)	21
Foreign:
Current	-	(1)	(1)
Valuation allowance	(79)	-	-
Total income tax benefit (expense)	$ 77	$(114)	$ 208

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax benefit (expense) for the years ended December 31 are as follows (in millions):
	Amount			Percentage
	2004	2003	2002	2004	2003	2002

Income tax (expense) benefit at United States statutory rates	$154	$ (70)	$222	35.0%	35.0%	35.0%
State income tax benefit (expense), net of federal benefit	8	(8)	8	1.9	3.8	1.3
Tax on equity in the income of subsidiary	-	(16)	(12)	-	8.1	(1.9)
Non-deductible loss on con- tribution of Holdings stock to defined benefit pension plan	-	(9)	-	-	4.4	-
Meals and entertainment disallowance	(6)	(8)	(9)	(1.4)	3.9	(1.4)
Valuation allowance	(79)	-	-	(18.0)	-	-
Other	_-	(3)	(1)	-	1.6	(0.1)
Income tax benefit (expense)	$ 77	$(114)	$ 208	17.5%	56.8%	32.9%

For financial reporting purposes, income tax benefits recorded on net losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets recorded on losses beginning in the third quarter of 2004. As a result, our third and fourth quarter 2004 net losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowance in conjunction with deferred tax assets recorded on losses in the future.

Holdings' initial public offering caused it to separate from our consolidated tax group. As a result, we were required to accrue income tax expense on our share of Holdings' net income after its initial public offering in all periods where we consolidated Holdings' operations. The impact of this is reflected above in tax on equity in the income of subsidiary.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in millions):
	2004	2003

Fixed assets, intangibles and spare parts	$1,596	$1,459
Other, net	110	69

Gross deferred tax liabilities	1,706	1,528

Net operating loss carryforwards	(1,209)	(1,038)
Pension liability	(311)	(69)
Accrued liabilities	(232)	(246)
Basis in subsidiary stock	(105)	(105)

Gross deferred tax assets	(1,857)	(1,458)

Valuation allowance	363	219

Net deferred tax liability	212	289

Less: current deferred tax asset	(170)	(157)

Non-current deferred tax liability	$ 382	$ 446

At December 31, 2004, we had estimated tax NOLs of $3.2 billion for federal income tax purposes that will expire beginning in 2006 through 2024. Due to our ownership change on April 27, 1993, the ultimate utilization of our NOLs may be limited.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.27% for December 2004). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $39 million per year, before consideration of any built-in gains.

The IRS is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 12 - SPECIAL CHARGES

Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"), which requires liabilities for costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. In July 2003, we announced plans to remove all our remaining MD-80 aircraft from service. Prior to the adoption of SFAS 146, we would have recognized a charge associated with future obligations for rent and return conditions, net of estimated sublease income, on the entire fleet at the time we were committed to permanently removing the aircraft from service. However, subsequent to the adoption of SFAS 146, we recorded these charges as each of the aircraft were permanently grounded.

In 2004, we recorded special charges of $87 million ($69 million after taxes) primarily associated with future obligations for rent and return conditions related to 16 leased MD-80 aircraft that were permanently grounded during the period. Our last two active MD-80 aircraft were permanently grounded in January 2005. We recorded a non-cash charge of $34 million ($22 million after taxes) related to the termination of a 1993 service agreement with United Micronesian Development Association in the first quarter of 2004.

In 2003, we recorded fleet impairment losses and other special charges of $100 million ($62 million after taxes). In the first quarter of 2003, we recorded fleet impairment losses and the special charges of $65 million ($41 million after taxes). This charge includes a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to then current fair value in 2002. The remainder of the charge consisted primarily of the write-down to market value of spare parts inventory for permanently grounded fleets. The charge reflected the impact of the war in Iraq and the resulting deterioration of the already weak revenue environment for the U.S. airline industry. These write-downs were necessary because the fair market values of the MD-80 and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines. In the second quarter of 2003, we recorded a special charge of $14 million ($8 million after taxes) relating to the deferral of aircraft deliveries. In December 2003, we determined five previously grounded leased MD-80 aircraft to be permanently grounded and recorded a charge of $21 million ($13 million after income taxes) associated with future obligations for rent and return conditions, net of estimated sublease income, on those aircraft.

During 2002, we recorded special charges totaling $254 million ($161 million after taxes) primarily related to the impairment of owned aircraft and the accrual of future obligations for leased aircraft which have been permanently grounded or were to be permanently grounded within 12 months following the charge. The charge included $242 million ($153 million after income taxes) of retirement and impairment charges for DC 10-30, MD-80 and turboprop aircraft. In addition, we recorded a charge of $12 million in 2002 to write down our receivable from the U.S. government based on our final application under the Air Transportation Safety and System Stabilization Act.

The impairment losses in 2003 and 2002 were each partially the result of the September 11, 2001 terrorist attacks and the related aftermath. As a result of the U.S. domestic airline industry environment and our continuing losses, we determined that indicators of impairment were present for certain fleet types in each year. We estimated undiscounted cash flows to be generated by each fleet type. Our cash flow estimates were based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying values of impaired aircraft and related items not recoverable were reduced to fair value. Our estimates of fair value represented our best estimate based on industry trends and reference to market rates.

Activity related to the accruals for the allowance for future lease payments and return conditions and closure/under-utilization of facilities for the years ended December 31 are as follows (in millions):
	Beginning Balance	Accrual	Payments	Other	Ending Balance

2004
Allowance for future lease payments and return conditions	$ 83	$ 87	$(57)	3	$116
Closure/under-utilization of facilities	17	-	(3)	-	14

2003
Allowance for future lease payments and return conditions	$107	$ 21	$(45)	$ -	$ 83
Closure/under-utilization of facilities	22	-	(5)	-	17

2002
Allowance for future lease payments and return conditions	$ 20	$142	$(45)	$(10)	$107
Closure/under-utilization of facilities	26	-	(4)	-	22
Severance/leave of absence costs	11	-	(11)	-	-

We expect these accruals to be substantially paid by 2007.

As of December 31, 2004, we had 12 owned and 17 leased MD-80 aircraft out of service. The 12 owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $24 million, and the remaining rentals and obligations for return conditions on those aircraft accounted for as operating leases have been accrued. As of December 31, 2004, we subleased one out-of service MD-80 aircraft to a third party.

Additionally, we have 12 Embraer 120 turboprop aircraft and 11 ATR 42 turboprop aircraft out of service. We lease 15 and own eight of these aircraft. The eight owned aircraft are being carried at fair value, and the remaining rentals and obligations for return conditions on those aircraft accounted for as operating leases have been accrued. We currently sublease seven of the leased out-of-service turboprop aircraft to third parties.

We are currently exploring lease or sale opportunities for the remaining out-of-service owned aircraft and sublease opportunities for the out-of-service leased aircraft that do not have near-term lease expirations. The timing of the disposition of these aircraft will depend upon our ability to find purchasers, lessees or sublessees for the aircraft, which is limited in part because of a large surplus of similar aircraft available in the market and a weak economic environment in the airline industry. We cannot predict when or if the economic environment for airlines will improve or if purchasers, lessees or sublessees can be found, and it is possible that our assets (including aircraft currently in service) could suffer additional impairment.

NOTE 13 - SECURITY FEE REIMBURSEMENT

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

NOTE 14 - VARIABLE INTEREST ENTITIES

Effective July 1, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), that requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities". The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

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

We have variable interests in the following types of variable interest entities:

Aircraft Leases. We are the lessee in a series of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for most of our operating leases; however, leases of approximately 75 aircraft contain a fixed-price purchase option that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts upon application of FIN 46 because, even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis. Our maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 5.

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

Subsidiary Trust. We have a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $248 million ($241 million net of issuance costs). These securities were issued in November 2000. The trust is a variable interest entity under FIN 46 because we have a limited ability to make decisions about its activities. However, we are not the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust are not reported on our balance sheet. Instead, we report our Convertible Junior Subordinated Debentures held by the trust as long-term debt and interest on the notes is recorded as interest expense for all periods presented in the accompanying financial statements.

Capacity Purchase Agreement. Holdings and ExpressJet each meet the criteria for a variable interest entity because the voting rights and economic interests we hold in these entities are disproportional to our obligations to absorb expected losses or receive expected residual returns. The variable interests in Holdings and ExpressJet include our capacity purchase agreement, a tax sharing agreement between Holdings and us, a note payable from Holdings to us, convertible debentures issued by Holdings and held by third parties and Holdings common stock. Our assessment under FIN 46 of expected losses and expected residual returns indicated that the main factors that caused us to have a disproportionate share of the expected losses were the possibility that ExpressJet would be unable to fully repay its debt or to make payments under the tax sharing agreement. The assessment indicated that we exceeded 50% of the expected losses even though our equity interest had fallen below 50%. Furthermore, the assessment indicated that only when our combined direct equity interest and the interest held by our defined benefit pension plan fell to 41% did our share of the expected losses drop below 50%, the point at which FIN 46 required deconsolidation. This occurred on November 12, 2003. Therefore, we deconsolidated Holdings as of that date. See Note 15 for further discussion of our ownership of Holdings and our capacity purchase agreement with Holdings and ExpressJet.

NOTE 15 - INVESTMENT IN EXPRESSJET AND REGIONAL CAPACITY PURCHASE AGREEMENT

Investment in ExpressJet

In April 2002, Holdings, our then wholly-owned subsidiary and the sole stockholder of ExpressJet, which operates as "Continental Express", sold ten million shares of its common stock in an initial public offering and used the net proceeds to repay $147 million of ExpressJet's indebtedness to us. In addition, we sold 20 million of our shares of Holdings common stock in the offering for net proceeds of $300 million. In connection with the offering, our ownership of Holdings fell to 53.1%. The sale of Holdings' shares and our shares in the offering was accounted for as a capital transaction resulting in a $291 million increase in additional paid-in capital and a $175 million increase in tax liabilities.

During 2003, we sold approximately 9.8 million shares of our Holdings common stock to Holdings and contributed approximately 7.4 million shares of Holdings common stock to that plan, further reducing our ownership of Holdings to 30.9%. We recognized gains totaling $173 million in 2003 as a result of these transactions.

Prior to these transactions, we consolidated Holdings because we owned over 50% of the voting interest in Holdings. Following these transactions, we would have deconsolidated Holdings and accounted for our interest using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", which was the applicable accounting literature prior to the adoption of FIN 46. However, we adopted FIN 46 on July 1, 2003 and elected to restate prior period financial statements for retroactive application.

As a result of sales of Holdings shares to unrelated parties by our defined benefit pension plan, on November 12, 2003 the combined amount of Holdings common stock owned by us and our defined benefit pension plan fell below 41%, the point at which we no longer were the primary beneficiary under FIN 46. Therefore, in accordance with FIN 46, we deconsolidated Holdings as of November 12, 2003.

Effective November 12, 2003, we account for our interest in Holdings using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". We believe that use of the equity method is appropriate given our percentage ownership and our continued ability to significantly influence Holdings' operations through our capacity purchase agreement and our continued representation on Holdings' Board of Directors. Since the inception of our capacity purchase agreement with Holdings and ExpressJet, we have purchased all of ExpressJet's capacity and are responsible for selling all of the purchased seat inventory. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. Prior to November 12, 2003, expenses under the capacity purchase agreement were eliminated in consolidation and the portion of Holdings' net income attributable to the equity of Holdings that we did not own was reported as minority interest in our consolidated statement of operations.   After deconsolidation, nonoperating income has increased due to our equity in Holdings' earnings and earnings under our tax sharing agreement with Holdings. Additionally, after deconsolidation, we no longer record minority interest on either our balance sheet or statement of operations.

     As of December 31, 2004, we owned 16.7 million shares of Holdings common stock with a market value of $215 million, which represented a 30.8% interest in Holdings, and our defined benefit pension plan owned no shares of Holdings common stock. On January 6, 2005, we contributed six million shares of Holdings common stock to our defined benefit pension plan, reducing our direct ownership to 10.7 million shares, which represents a 19.7% interest in Holdings. We will recognize a gain of approximately $51 million in the first quarter of 2005 related to this transaction. We will continue to account for our interest in Holdings using the equity method of accounting because of our ongoing ability to influence Holdings' operations significantly through our capacity purchase agreement and our continued, although reduced, representation on Holdings' Board of Directors.

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

Compensation and Operational Responsibilities. Under the agreement, we pay ExpressJet a base fee for each scheduled block hour based on a formula that was in place through December 31, 2004. The formula was designed to provide ExpressJet with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by them, the most significant of which is wages, salaries and benefits. We and ExpressJet have amended the capacity purchase agreement with respect to certain matters. Pursuant to the terms of the agreement, we have made the first annual adjustment to the block hour rate portion of the compensation we pay to ExpressJet. In addition, ExpressJet's prevailing margin, which is the operating margin excluding certain revenues and costs as specified in the agreement, will be capped at 10% before certain incentive payments.

Our obligations under the capacity purchase agreement and ExpressJet's fuel expense in excess of the cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes), less our rental income on aircraft we lease to ExpressJet, totaled $1.4 billion, $1.1 billion and $0.9 billion in 2004, 2003 and 2002, respectively. Subsequent to November 12, 2003, these amounts are reported as "ExpressJet capacity purchase, net"; prior to that date they were eliminated in our consolidated financial statements.

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

Set forth below are estimates of our future minimum noncancelable commitments under the capacity purchase agreement.  These estimates of our future minimum noncancelable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (i) that ExpressJet's aircraft deliveries continue as scheduled through March 2006, (ii) 2005 contractual rates with an inflationary assumption of 2% for subsequent years, (iii) a constant fuel rate of 71.2 cents per gallon, including fuel taxes, (iv) that we exercise our rights to initiate termination of the capacity purchase agreement at the earliest possible date permitted under the contract (January 1, 2007), (v) that prior to termination we exercise our rights to remove as many aircraft as quickly as contractually permitted (beginning March 2006) from the capacity purchase agreement, (vi) an average daily utilization rate of 9.1 hours for 2005 through 2008 and (vii) cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet. Based on these assumptions, our future minimum noncancelable commitments under the capacity purchase agreement at December 31, 2004 are estimated as follows (in millions):
2005	$1,233
2006	1,092
2007	525
2008 and thereafter	7
Total	$2,857

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet (which amounts are expected to be higher as we do not currently expect to reduce capacity under the agreement to the extent assumed above or terminate the agreement at the earliest possible date). In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2005 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreement of approximately 7.7%, or $95 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that ExpressJet's rate of controllable or uncontrollable cancellations is less than its historical cancellation rate, ExpressJet will be entitled to additional payments. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for first flights of a day departing on time and baggage handling performance. As a result of a better-than-expected completion rate and other incentives in 2004, ExpressJet earned an additional $17 million.

Under the agreement and a related fuel purchase agreement, ExpressJet's fuel costs were capped at 71.2 cents per gallon, including fuel taxes, in 2004 and will remain capped at this level for the duration of the agreement. Accordingly, we absorbed $126 million of ExpressJet's fuel costs and fuel taxes in 2004 and will likely continue to do so in the future.

If a change of control (as defined in the agreement) of ExpressJet occurs without our consent, the block hour rates that we will pay under the agreement will be reduced by an amount approximately equal to the operating margin built into the rates.

In accordance with the agreement, ExpressJet has agreed to meet with us each year to review and set the block hour rates to be paid in the following year, in each case based on the formula used to set the original block hour rates (including a 10% targeted operating margin). If we and ExpressJet cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration. In addition, the agreement gives each party the right to "meet and confer" with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the agreement and whether the compensation provisions of the agreement should be changed as a result, but does not require any party to agree to any change in the compensation provisions.

Capacity and Fleet Matters. The agreement covers all of ExpressJet's existing fleet, as well as the 29 Embraer regional jets subject to firm orders. Under the capacity purchase agreement, we have the right to give no less than twelve months' notice to ExpressJet reducing the number of its aircraft covered by the contract. As of March 14, 2005, we have not given any such notice. Under the agreement, we are entitled to remove capacity under an agreed upon methodology. If we remove aircraft from the terms of the agreement, ExpressJet will have the option to (i) fly the released aircraft for another airline (subject to its ability to obtain facilities, such as gates and slots, and subject to its exclusive arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (ii) fly the aircraft under ExpressJet's own flight designator code subject to its ability to obtain facilities, such as gates and slots, and subject to ExpressJet's exclusive arrangement with us respecting our hubs or (iii) decline to fly the aircraft and cancel the related subleases with us. If ExpressJet does not cancel the aircraft subleases, the implicit interest rate used to calculate the scheduled lease payments under our aircraft sublease with ExpressJet will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

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

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the capacity purchase agreement. The services provided to ExpressJet by us include fuel service, certain customer services such as ground handling and infrastructure services, including but not limited to insurance, technology (including transaction processing), treasury, tax, real estate, environmental affairs, corporate security, human resources, internal corporate accounting, payroll, accounts payable and risk management. For providing these services, we charged ExpressJet approximately $322 million, $270 million and $206 million in 2004, 2003 and 2002, respectively.

Note Receivable from ExpressJet. At December 31, 2004 we had a $99 million note receivable from ExpressJet. In accordance with our amended and restated promissory note agreement dated November 5, 2002 with ExpressJet, principal and accrued interest on the note are payable quarterly by ExpressJet. During the third quarter of 2004, ExpressJet paid in advance $54 million in lieu of principal payments that would have otherwise been scheduled to be made on December 31, 2004 and March 31, 2005. As a result of an agreement between us and ExpressJet regarding the application of this advance payment, no principal payment was made on December 31, 2004 and no principal payment is scheduled to be made on March 31, 2005. We anticipate that the final payment will be made on March 31, 2006. The interest rate is fixed for each quarter at a rate equal to the three-month London interbank offered rate ("LIBOR") on the second business day prior to such quarter plus 1.25% per annum, subject to an aggregate cap of 6.72% in 2004. There is no such cap in subsequent years.

Leases. As of December 31, 2004, ExpressJet leased all 245 of its aircraft under long-term operating leases from us. ExpressJet's lease agreements with us have substantially the same terms as the lease agreements between us and the lessors and expire between 2013 and 2020. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the capacity purchase agreement by the amount of the defaulted payment. ExpressJet's total rental expense related to all leases with us was approximately $292 million, $279 million and $231 million in 2004, 2003 and 2002, respectively. After deconsolidation of Holdings on November 12, 2003, our related aircraft rental income is reported as a reduction to ExpressJet capacity purchase, net.

Income Taxes. In conjunction with Holdings' offering, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet is required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We recognize the benefit of the tax savings associated with ExpressJet's asset step-up for financial reporting purposes in the year paid to us by ExpressJet due to the uncertainty of realization. ExpressJet paid us $52 million in 2004 and $17 million in 2003 related to the agreement, which is included in income from affiliates in the accompanying statement of operations.

Other. So long as we are ExpressJet's largest customer, if it enters into an agreement with another major airline (as defined in the agreement) to provide regional airline services on a capacity purchase or other similar economic basis for ten or more aircraft on terms and conditions that are in the aggregate less favorable to ExpressJet than the terms and conditions of the capacity purchase agreement, we will be entitled to amend our capacity purchase agreement to conform the terms and conditions of the capacity purchase agreement to the terms and conditions of the agreement with the other major airline.

Summarized Financial Information for Holdings. Holdings' stand-alone financial statements and the calculation of our equity in Holdings' earnings (post deconsolidation) and minority interest (pre-deconsolidation) in our consolidated financial statements are based on Holdings' results of operations under the capacity purchase agreement. On this basis, selected Holdings' results of operations were as follows for the year ended December 31 (in millions):
	2004	2003	2002

Revenue	$1,508	$1,311	$1,089
Operating income before taxes and dividends	198	175	139
Net income	123	108	84

Holdings' balance sheet information at December 31 was as follows (in millions):
	2004	2003

Current assets	$253	$234
Total assets	543	510
Current liabilities	206	219
Stockholders' equity (deficit)	114	(10)

NOTE 16 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2004, 2003 and 2002, other than those discussed elsewhere in the Notes to Consolidated Financial Statements. The payments to and from the related parties in the ordinary course of business were based on prevailing market rates and do not include interline billings, which are common among airlines for transportation-related services.

Northwest Airlines. Northwest Airlines, Inc. holds the one share of our Series B Junior Participating Preferred Stock issued and outstanding. We have a long-term global alliance with Northwest involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Northwest $32 million, $47 million and $38 million in 2004, 2003 and 2002, respectively, and Northwest paid us $26 million, $24 million and $30 million in 2004, 2003 and 2002, respectively.

Copa. As of December 31, 2004, we had a 49% interest in Copa. We have a long-term global alliance with Copa involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Copa $2 million, $3 million and $2 million in 2004, 2003 and 2002, respectively, and Copa paid us $8 million, $5 million and $4 million in 2004, 2003 and 2002, respectively.

Orbitz. Until November 12, 2004, we had an investment in Orbitz, a comprehensive travel planning website, as more fully discussed in Note 6. We paid Orbitz approximately $6 million, $7 million and $3 million for services during 2004, 2003 and 2002, respectively. Consumers booked approximately $226 million, $229 million and $171 million of air travel on us via Orbitz in 2004, 2003 and 2002, respectively. Other airlines also owned equity interests in Orbitz until November 2004 and distribute air travel tickets through Orbitz. The distribution services provided by Orbitz are considered normal to the daily operations of both Orbitz and us.

Hotwire. We have a marketing agreement with Hotwire, Inc., a web-based travel services company, pursuant to which we make available to Hotwire tickets for air travel. The agreement extends through January 7, 2006. Other airlines also sell air travel tickets to Hotwire. We sold Hotwire approximately $38 million and $33 million of tickets during 2003 and 2002, respectively. In January 2002, we purchased $2 million of redeemable preferred stock of Hotwire in a transaction in which other airlines made similar investments. Prior to the sale of their indirect interests in Hotwire during 2003, two of our former directors, David Bonderman and William Price, controlled approximately 27% of Hotwire's general voting power. We sold our interest in Hotwire for $42 million in cash in 2003. The distribution services provided to us by Hotwire are considered normal to both their and our daily operations.

America West. Two of our former directors, Messrs. Bonderman and Price, may be deemed to have indirectly controlled approximately 54% of the voting power of America West Holdings Corporation. In 1994, we entered into a series of agreements with America West Airlines, Inc., a subsidiary of America West Holdings Corporation, related to codesharing and ground handling activities such as passenger check-in and ticketing and baggage handling and delivery. The services provided are considered normal to the daily operations of both airlines. As a result of these agreements, we paid America West Airlines $5 million and $18 million in 2003 and 2002, respectively, and they paid us $16 million and $24 million in 2003 and 2002, respectively. The majority of these agreements were terminated in 2002, although agreements for services at certain airports are continuing.

Gate Gourmet. We pay Gate Gourmet International AG for catering services considered normal to the daily operations of both Gate Gourmet and us. Payments to Gate Gourmet totaled $43 million in each of 2003 and 2002. Former directors Bonderman and Price may be deemed to indirectly control substantially all of the voting securities of Gate Gourmet.

NOTE 17 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities with jets with a capacity of greater than 100 seats while the regional segment consists of flights with jets with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. See Note 15 for further discussion of the capacity purchase agreement and the impact of the deconsolidation of Holdings effective November 12, 2003.

We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). However, we do not manage our business or allocate resources based on segment operating profit or loss because (1) our flight schedules are designed to maximize the passengers flying on both segments, (2) many operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing) and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

Financial information for the year ended December 31 by business segment is set forth below (in millions):
	2004	2003	2002

Operating Revenue:
Mainline	$8,172	$7,559	$7,432
Regional	1,572	1,311	970
Total Consolidated	$9,744	$8,870	$8,402

Depreciation and amortization expense:
Mainline	$ (403)	$ (416)	$ (403)
Regional	(11)	(28)	(41)
Total Consolidated	$ (414)	$ (444)	$ (444)

Special Charges (Note 12):
Mainline	$(121)	$ (91)	$ (197)
Regional	-	(9)	(57)
Total Consolidated	$(121)	$ (100)	$ (254)

Operating Income (Loss):
Mainline	$ 2	$ 234	$ (154)
Regional	(231)	(31)	(158)
Total Consolidated	$(229)	$ 203	$ (312)

Interest Expense:
Mainline	$(371)	$ (372)	$ (350)
Regional	(18)	(27)	(37)
Intercompany Eliminations	-	6	15
Total Consolidated	$(389)	$ (393)	$ (372)

Interest Income:
Mainline	$ 25	$ 16	$ 22
Regional	4	9	17
Intercompany Eliminations	-	(6)	(15)
Total Consolidated	$ 29	$ 19	$ 24

Income Tax Benefit (Expense):
Mainline	$ 45	$ (110)	$ 160
Regional	32	(4)	48
Total Consolidated	$ 77	$ (114)	$ 208

Net Income (Loss):
Mainline	$(169)	$ 131	$ (300)
Regional	(194)	(93)	(151)
Total Consolidated	$(363)	$ 38	$ (451)

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue include a pro-rated share of our ticket revenue for segments flown by Holdings and expenses include all activity related to the regional operations, regardless of whether the costs were paid by us or by Holdings. Net loss for the regional segment for 2003 and 2002 includes a $49 million and $28 million, respectively, after tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations.

Information concerning operating revenue for the year ended December 31 by principal geographic areas is as follows (in millions):
	2004	2003	2002

Domestic (U.S.)	$6,415	$6,050	$5,570
Atlantic	1,489	1,203	1,205
Latin America	1,139	1,050	1,016
Pacific	701	567	611

	$9,744	$8,870	$8,402

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment. Our tangible assets and capital expenditures consist primarily of flight and related ground support equipment, which is mobile across geographic markets and, therefore, has not been allocated.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2004, we had firm commitments for 47 aircraft from Boeing (excluding the recently announced order discussed below), with an estimated cost of approximately $1.9 billion, and options to purchase an additional 84 Boeing aircraft. On December 29, 2004, we announced that we had reached an agreement with Boeing for a new order of ten 787 aircraft, with the first 787 to be delivered in 2009. We also agreed to lease eight used 757-300 aircraft from Boeing Capital Corporation. The used 757-300 aircraft will be delivered beginning in the third quarter of 2005 through the first quarter of 2006. Additionally, we will accelerate into 2006 the delivery of six Boeing 737-800 aircraft that were previously scheduled to be delivered in 2008. The agreements with Boeing are subject to several conditions, including the approval of our Board of Directors by March 31, 2005. In addition, the 787 agreement is conditioned on the resolution of certain open matters including the negotiation of an acceptable engine supply arrangement. Taking these new agreements with Boeing into consideration, we expect to take delivery of 13 Boeing aircraft in 2005 (seven new 737-800s and six used 757-300s) and eight in 2006 (six new 737-800s and two used 757-300s), with delivery of the remaining 44 Boeing aircraft occurring in 2008 and later years.

The eight used 757-300 aircraft discussed above will be leased from Boeing Capital Corporation, which has also agreed to provide backstop lease financing for the six 737-800 aircraft to be delivered in 2006. We do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures.

As of December 31, 2004, ExpressJet had firm commitments for 29 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $600 million. ExpressJet currently anticipates taking delivery of 21 regional jets in 2005. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they deliver to ExpressJet. We cannot predict whether passenger traffic levels will enable us to utilize fully regional jets scheduled for future delivery to ExpressJet.

Financings and Guarantees. As of December 31, 2004, we were the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon (exclusive of $53 million bonds issued by the City of Houston which we became the guarantor of in January 2005 and the US Airways contingent liability, both discussed below). These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

In August 2001, the City of Houston completed the offering of $324 million aggregate principal amount of tax-exempt special facilities revenue bonds to finance the construction of Terminal E and a new international ticketing hall facility at Bush Intercontinental Airport. In connection therewith, we entered into a long-term lease with the City of Houston requiring that upon completion of construction, with limited exceptions, we will make rental payments sufficient to service the related tax-exempt bonds through their maturity in 2029. We have also entered into a binding corporate guaranty with the bond trustee for the repayment of all of the principal and interest on the bonds. The guarantee became effective for the repayment of principal and interest with respect to $271 million of the bonds upon completion of the terminal during the first quarter of 2004. The remainder of the guarantee, relating to $53 million of the bonds, became effective upon completion of the international ticketing facility in January 2005.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $166 million at December 31, 2004 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default, and the applicable documents provide that we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated. In September 2004, US Airways filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 1, 2004, US Airways made only a portion of the payment due under the lease agreement on that date, such portion being that amount of the payment due that was deemed attributable to the period of time after their bankruptcy filing, and we paid the difference in an amount of approximately $9 million. If US Airways assumes the lease, we expect to be repaid this amount together with interest thereon. As of March 14, 2005, US Airways has made no election to assume or to reject the lease agreement in its bankruptcy case.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2004 in the amount of $54 million with expiration dates through June 2008.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.4 billion of floating rate debt at December 31, 2004. In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $59 million at December 31, 2004.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Credit Card Processing Agreement. Our bank-issued credit card processing agreement contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and aircraft rentals, adjusted for special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $335 million of cash collateral, which would adversely affect our liquidity needed for our operations and debt service, but would not result in a default under any of our debt or lease agreements. Additionally, we would have to post additional collateral of approximately $60 million under our bank-issued credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's.

Employees. As of December 31, 2004, we had approximately 38,255 full-time equivalent employees, consisting of approximately 16,755 customer service agents, reservations agents, ramp and other airport personnel, 7,900 flight attendants, 5,800 management and clerical employees, 4,125 pilots, 3,575 mechanics and 100 dispatchers. While there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 43% of whom are represented by unions.

On November 18, 2004, we announced that we needed an annual $500 million reduction in wage and benefit costs. In late 2004 and early 2005, we finalized (but have not yet implemented) changes to wages, work rules and benefits for U.S.-based management and clerical, reservations, food services, airport and cargo agents and customer service employees that result in savings of $169 million annually. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics and dispatchers following negotiations with ALPA, the IAM, the Teamsters, and the TWU. We also reached a tentative agreement with our simulator technicians, represented by the TWU. Each of the agreements is subject to ratification by the members of each covered work group, and the effectiveness of each agreement is conditioned on ratification of each other agreement. Results of the ratification process for each of the agreements are expected by the end of March 2005. If the agreements are ratified, the wage and benefit reductions will become effective as of the date of ratification and we will begin to implement the agreements. Some of the savings from the agreements will take time to achieve, while others, such as the wage reductions and certain benefit changes, will result in immediate savings. Our officers and Board of Directors implemented their reductions on February 28, 2005.

The tentative agreements, along with previously announced pay and benefit reductions for other work groups, conclude the negotiation process with all our employees, except some CMI and international employees. The pay and benefits of international employees must be adjusted in accordance with laws and regulations of the various countries. We expect to complete the process with these remaining employees in the near future.

Each of the agreements is for a 45-month term, so that the agreements would become amendable again on December 31, 2008. A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. Our ability to achieve certain of the cost reductions will depend on timely and effective implementation of new work rules, actual productivity improvements, implementation of changes in technology pertaining to employee work rules and benefits and other items.

Environmental Matters. We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001. We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any material receivables related to insurance recoveries at December 31, 2004.

We expect our total losses from environmental matters to be approximately $50 million, for which we were fully accrued at December 31, 2004. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our financial condition, liquidity or results of operations.

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

Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina). This class action was filed in federal court on June 21, 2000 by a travel agent, on behalf of herself and other similarly situated U.S. travel agents, challenging the reduction and subsequent elimination of travel agent base commissions. The amended complaint alleged an unlawful agreement among the airline defendants to reduce, cap or eliminate commissions in violation of federal antitrust laws during the years 1997 to 2002. The plaintiffs sought compensatory and treble damages, injunctive relief and their attorneys' fees. The class was certified on September 18, 2002. On October 30, 2003, a summary judgment and order was granted in favor of all of the defendants. Plaintiffs filed their appeal to this judgment and order on November 5, 2003. On December 9, 2004 the Fourth Circuit Court of Appeals affirmed the award of summary judgment. On January 4, 2005, the plaintiffs' Petition for Rehearing with the Fourth Circuit Court of Appeals was denied. We have been advised that plaintiffs will not pursue further appeals.

Several travel agents who purportedly opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 12, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has recently been served on Continental.

Always Travel, et. al. v. Air Canada, et al. On December 6, 2002, the named plaintiffs in this case, pending in the Federal Court of Canada, Trial Division, filed an amended statement of claim alleging that between 1995 and the present, Continental, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of the Competition Act of Canada. By Order dated December 10, 2004, the Court approved the plaintiffs' motion to discontinue their action and abandon their motion for class certification with prejudice.

In addition to the lawsuits brought by travel agencies discussed above, Continental was a defendant in an alleged securities fraud class action filed in federal court in Phoenix, Arizona relating to the sale of certain America West stock in 1998 brought against America West Airlines, America West Holdings Corporation and various other defendants, entitled Employer-Teamsters Joint Council No. 84 Pension Trust Fund v. America West Holdings Corp., et al. This action was first filed in March 1999, but was dismissed. Plaintiffs then filed a Second Amended Consolidated Complaint in January 2001, which was dismissed with prejudice in June 2001. Plaintiffs appealed that dismissal and in 2003 the Ninth Circuit Court of Appeals reversed and remanded the lower court's dismissal. In January 2004 the class was certified and was set for trial in November 2004. By Order dated September 27, 2004, the Court granted full summary judgment in favor of Continental and it is not anticipated that there will be any further appeal.

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

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2004 and 2003 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2004
Operating revenue	$2,269	$2,514	$2,564	$2,397
Operating income (loss)	(135)	43	24	(161)
Nonoperating expense, net	(58)	(68)	(40)	(45)
Net loss	(124)	(17)	(16)	(206)

Loss per share (a):
Basic	$(1.88)	$(0.26)	$(0.24)	$(3.10)
Diluted	$(1.90)	$(0.27)	$(0.26)	$(3.12)

2003
Operating revenue	$2,042	$2,216	$2,365	$2,248
Operating income (loss)	(224)	238	174	16
Nonoperating income (expense), net	(90)	(79)	87	80
Net income (loss)	(221)	79	133	47

Earnings (loss) per share (a):
Basic	$(3.38)	$ 1.20	$ 2.04	$ 0.72
Diluted	$(3.38)	$ 1.08	$ 1.65	$ 0.61

  The sum of the four quarterly earnings (loss) per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters. Per share amounts reflect the adoption of EITF 04-8, as discussed in Note 3. The adoption of EITF 04-08 caused our diluted loss per share to increase (or our diluted earnings per share to decrease) from per share amounts previously reported by the following amounts:

2004
First quarter	$0.02
Second quarter	0.01
Third quarter	0.02
Fourth quarter	N/A

2003
First quarter	-
Second quarter	0.02
Third quarter	0.18
Fourth quarter	0.06

The quarter results are impacted by the following significant items:

In 2004, we recorded the following special charges primarily associated with future obligations for rent and return conditions related to leased MD-80 aircraft that were permanently grounded during the applicable quarter (in millions):
Three months ended:
March 31, 2004	$21
June 30, 2004	30
September 30, 2004	22
December 31, 2004	14
Total	$87

In the first quarter of 2004, we recorded a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesian Development Association.

In the fourth quarter of 2004, we recorded operating expense of $18 million related to a change in expected future costs for frequent flyer reward redemptions on alliance carriers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting and financial statement preparation and presentation.

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Continental Airlines, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

March 14, 2005

Other Control Matters

During the three months ended December 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Fourth Amendment to the Capacity Purchase Agreement

On March 11, 2005 we entered into the Fourth Amendment to the Capacity Purchase Agreement with ExpressJet (the "Amendment") which amends the Amended and Restated Capacity Purchase Agreement dated as of April 17, 2002, as previously amended by the first, second and third amendments thereto, dated March 27, 2003, December 9, 2003, and September 28, 2004, respectively (as so amended, the "CPA"). The provisions of the Amendment are effective January 1, 2005 and make the following changes to the CPA:

    We added and revised definitions as necessary to clarify language and to delete definitions that are no longer used.
    Pursuant to the terms of the CPA, we have made the first annual adjustment to the block hour rate portion of the compensation we pay to ExpressJet. In addition, ExpressJet's prevailing margin, which is the operating margin excluding certain revenues and costs as specified in the CPA, will be capped at 10% before certain incentive payments.
    We will now reconcile accounting accruals to specified balance sheet accounts so that adjustments to accrual balances between quarters are properly accounted for when calculating the compensation we pay to ExpressJet.
    We revised the reconciliation provisions related to 401(k) and profit sharing plan costs as necessary to reflect that we now own less than 50% of the voting power of ExpressJet and we eliminated a date reference that no longer applies.
    The formula for calculating the incentive payment related to flight cancellations was revised such that ExpressJet will only be penalized when they complete less than 99.5% of the flights within their operational control.
    Reconciliations related to pilot seniority and pilot training were eliminated.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2005.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2005 and from Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 16, 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Operations for each of the Three Years in the Period Ended
  December 31, 2004
  Consolidated Balance Sheets as of December 31, 2004 and 2003
  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
  December 31, 2004
  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2004
  Notes to Consolidated Financial Statements

  Financial Statement Schedule:

  Report of Independent Registered Public Accounting Firm
  Schedule II - Valuation and Qualifying Accounts

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 14, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
March 14, 2005

CONTINENTAL AIRLINES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003, and 2002
(In millions)
	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Other Adjustments		Balance at End of Year

2004
Allowance for Doubtful Accounts	19	11	(8)	-		22
Allowance for Obsolescence	98	11	(16)	-		93
Valuation Allowance on Deferred Tax Asset	219	79	-	65	(1)	363
Environmental Reserves	52	1	(3)	-		50

2003
Allowance for Doubtful Accounts	30	1	(12)	-		19
Allowance for Obsolescence	98	15	(5)	(10)	(2)	98
Valuation Allowance on Deferred Tax Asset	219	-	-	-		219
Valuation Allowance - Net Tax Agreement Obligations	384	-	-	(384)	(2)	-
Environmental Reserves	50	2	-	-		52

2002
Allowance for Doubtful Accounts	27	20	(18)	1		30
Allowance for Obsolescence	80	17	(4)	5		98
Valuation Allowance on Deferred Tax Asset	245	-	(26)	-		219
Valuation Allowance - Net Tax Agreement Obligation	-	-	-	384	(3)	384
Environmental Reserves	49	2	(1)	-		50

  Relates to increase in minimum pension liability.
  Relates to the deconsolidation of ExpressJet Holdings, Inc. on November 12, 2003.
  Related to deferral in realization of tax savings caused by the step-up in basis of ExpressJet's assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 15, 2005.
Signature	Capacity

/s/ LAWRENCE W. KELLNER	Chairman and Chief Executive Officer
Lawrence W. Kellner	(Principal Executive Officer)

/s/ JEFFREY J. MISNER	Executive Vice President and
Jeffrey J. Misner	Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

THOMAS J. BARRACK, JR.*	Director
Thomas J. Barrack, Jr.

KIRBYJON CALDWELL*	Director
Kirbyjon Caldwell

DOUGLAS McCORKINDALE*	Director
Douglas McCorkindale

HENRY L. MEYER III*	Director
Henry L. Meyer III

OSCAR MUNOZ*	Director
Oscar Munoz

GEORGE G. C. PARKER*	Director
George G. C. Parker

JEFFERY A. SMISEK	Director
Jeffery A. Smisek

KAREN HASTIE WILLIAMS*	Director
Karen Hastie Williams

RONALD B. WOODARD*	Director
Ronald B. Woodard

CHARLES A. YAMARONE*	Director
Charles A. Yamarone

*By /s/ Jennifer L. Vogel

Jennifer L. Vogel
Attorney in fact
March 15, 2005

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

3.2	Bylaws of Continental, as amended through February 26, 2003 -- incorporated by reference to Exhibit 3.2 to the 2003 Q-1 10-Q.

4.1	Specimen Series B Preferred Stock Certificate of Continental -- incorporated by reference to Exhibit 3.1(c) to the 2000 10-K.

4.2	Specimen Class B Common Stock Certificate of Continental -- incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").

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

4.3(b)

Amendment to Amended and Restated Rights Agreement dated as of March 12, 2004 between Continental Airlines, Inc. and Mellon Investor Services LLC (as successor to ChaseMellon Shareholder Services, LLC) -- incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 8-A/A filed March 17, 2004.

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

10.1(h)	Supplemental Agreement No. 18 to the Terminal C Lease -- as incorporated by reference to Exhibit 10.5 to the 2003 Q-1 10-Q.

10.1(i)

Supplemental Agreement No. 19 to the Terminal C Lease -- incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File no. 1-10323).

10.1(j)

Supplemental Agreement No. 20 - to the Terminal C Lease -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for quarter ended September 30, 2003 (File no. 1-10323) (the "2003 Q-3 10-Q").

10.1(k)

Supplemental Agreement No. 22 - to the Terminal C Lease -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-10323) (the "2004 Q-1 10-Q").

10.2

Airport Use and Lease Agreement dated as of January 1, 1998 between Continental and the City of Houston, Texas ("Houston") regarding George Bush Intercontinental Airport -- incorporated by reference to Exhibit 10.30 to Continental's Annual Report on Form 10-K for the year ended December 31, 1998 (File no. 1-1-323) (the "1998 10-K").

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

10.3(d)	First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(a) to the 1999 Q-3 10-Q.

10.3(e)	Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA -- incorporated by reference to Exhibit 10.1(b) to the 1999 Q-3 10-Q.

10.4*	Employment Agreement dated as of April 14, 2004 between the Company and Lawrence W. Kellner -- incorporated by reference to Exhibit 10.16 2004 Q-1 10-Q".

10.4(a)*

Compensation Reduction Agreement for Lawrence W. Kellner dated December 22, 2004 -- incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated December 22, 2004 (File no. 1-10323) (the "12/04 8-K").

10.5*

Employment Agreement dated as of August 12, 2004 between the Company and Jeffery A. Smisek -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10323) (the "2004 Q-3 10-Q").

10.5(a)*	Compensation Reduction Agreement for Jeffery A. Smisek dated December 22, 2004 -- incorporated by reference to Exhibit 99.2 to the 12/04 8-K.

10.6*	Employment Agreement dated as of August 12, 2004 between the Company and Jeffrey J. Misner. (3)

10.6(a)*	Compensation Reduction Agreement for Jeffrey J. Misner dated December 22, 2004. (3)

10.7*	Employment Agreement dated as of August 12, 2004 between the Company and Mark A. Erwin. (3)

10.7(a)*	Compensation Reduction Agreement for Mark A. Erwin dated December 31, 2004. (3)

10.8*	Employment Agreement dated as of August 12, 2004 between the Company and James E. Compton. (3)

10.8(a)*	Compensation Reduction Agreement for James E. Compton dated December 22, 2004. (3)

10.9*

Employment Agreement dated as of July 25, 2000 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323).

10.9(a)*	Letter Agreement dated as of September 26, 2001 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.9 to the 2001 Q-3 10-Q.

10.9(b)*	Letter Agreement dated as of April 9,2002 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to the 2002 Q-2 10-Q.

10.9(c)*	Agreement dated May 19, 2003 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.2 to the 2003 Q-2 10-Q.

10.9(d)*	Letter of Agreement dated March 12, 2004 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.12 to the 2004 Q-1 10-Q.

10.9(e)*	Amendment to Employment Agreement dated April 14, 2004 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.13 to the 2004 Q-1 10-Q.

10.9(f)*	Retirement Agreement dated April 14, 2004 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.14 to the 2004 Q-1 10-Q.

10.10*	Employment Agreement dated as of July 25, 2000 between the Company and Michael H. Campbell -- incorporated by reference to Exhibit 10.7 to the 2001 10-K.

10.10(a)*	Letter Agreement dated as of April 9, 2002 between the Company and Michael H. Campbell -- incorporated by reference to Exhibit 10.5 to the 2002 Q-2 10-Q.

10.10(b)*	Letter of Agreement dated March 12, 2004 between the Company and Michael H. Campbell -- incorporated by reference to Exhibit 10.20 to the 2004 Q-1 10-Q.

10.10(c)*	Early Retirement Agreement between Michael H. Campbell and the Company, dated October 29, 2004. (3)

10.11*	Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.11(a)*	Form of Employee Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.11(b)*	Form of Outside Director Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.12*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.12(a)*	Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.12(b)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.12(c)*

Form of Restricted Stock Agreement pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.9 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-10323) (the "2002 Q-2 10-Q").

10.13*	Amendment and Restatement of the 1994 Incentive Plan and the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.14*	Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297).

10.14(a)*

Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 1-10323) (the "2001 Q-2 10-Q").

10.14(b)*	Form of Employee Stock Option Grant pursuant to the 1998 Incentive Plan, as amended -- incorporated by reference to Exhibit 10.2 to the 2001 Q-3 10-Q.

10.14(c)*	Form of Restricted Stock Agreement pursuant to the 1998 Incentive Plan -- incorporated by reference to Exhibit 10.10 to the 2002 Q-2 10-Q.

10.14(d)*	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan -- incorporated by reference to Exhibit 10.5 to the 2004 Q-1 10-Q.

10.15*

Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") -- incorporated by reference to Exhibit 10.1 to Continental's  Quarterly  Report on Form 10-Q for the quarter ended March 31, 2002 (File no.  1-10323) (the "2002 Q-1 10-Q").

10.15(a)*	Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.15(b)*	Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.15(c)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.15(d)*	Amendment to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.16*	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended -- incorporated by reference to Exhibit 10.7(a) to the 2001 Q-3 10-Q.

10.16(a)*	Form of Officer Retention and Incentive Award Notice -- incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.16(b)*	Amendment to Officer Retention and Incentive Award Program, effective as of March 12, 2004 -- incorporated by reference to Exhibit 10.9 to the 2004 Q-1 10-Q.

10.17*	Continental Airlines, Inc. Annual Executive Bonus Program -- incorporated by reference to Exhibit 10.10 to the 2004 Q-1 10-Q.

10.17(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Annual Executive Bonus Program -- incorporated by reference to Exhibit 10.10(a) to the 2004 Q-1 10-Q.

10.17(b)*	First Amendment to Annual Executive Bonus Program, dated November 30, 2004. (3)

10.18*	Continental Airlines, Inc. Long-Term Incentive and RSU Program -- as incorporated by reference to Exhibit 10.11 to the 2004 Q-1 10-Q.

10.18(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (RSU Awards) -- incorporated by reference to Exhibit 10.11(a) to the 2004 Q-1 10-Q.

10.18(b)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) -- incorporated by reference to Exhibit 10.11(b) to the 2004 Q-1 10-Q.

10.18(c)*	First Amendment to Long-Term Incentive and RSU Program, dated November 30, 2004. (3)

10.19*	Summary of Non-Employee Director compensation. (3)

10.20*	Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors -- incorporated by reference to Exhibit 10.18 to the 2000 10-K.

10.21

Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") -- incorporated by reference to Exhibit 10.8 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File no. 1-10323) (the "1996 Q-2 10-Q). (1)

10.21(a)

Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 -- incorporated by reference to Exhibit 10.14(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 1-1-323) (the "1996 10-K"). (1)

10.21(b)

Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 -- incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 1-10323) (the "1997 Q1 10-Q"). (1)

10.21(c)	Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 -- incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.21(d)	Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.21(e)

Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 1-10323). (1)

10.21(f)

Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-10323) (the "1998 Q-3 10-Q). (1)

10.21(g)	Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 -- incorporated by reference to Exhibit 10.24(g) to the 1998 10-K. (1)

10.21(h)	Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 -- incorporated by reference to Exhibit 10.24(h) to the 1998 10-K. (1)

10.21(i)

Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-10323). (1)

10.21(j)	Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 -- incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.21(k)	Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 -- incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.21(l)

Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated March 14, 1999 -- incorporated by reference to Exhibit 10.4(a) to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File no. 1-10323) (the "1999 Q-2 10-Q"). (1)

10.21(m)	Supplemental Agreement No. 12, including side letters, to P.A. 1951, dated July 2, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (1)

10.21(n)	Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999 -- incorporated by reference to Exhibit 10.25(n) to the 1999 10-K. (1)

10.21(o)	Supplemental Agreement No. 14 to P.A. 1951, dated December 13, 1999 -- incorporated by reference to Exhibit 10.25(o) to the 1999 10-K. (1)

10.21(p)

Supplemental Agreement No. 15, including side letters, to P.A. 1951, dated January 13, 2000 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 1-10323) (the "2000 Q-1 10-Q"). (1)

10.21(q)	Supplemental Agreement No. 16, including side letters, to P.A. 1951, dated March 17, 2000 -- incorporated by reference to the 2000 Q-1 10-Q. (1)

10.21(r)

Supplemental Agreement No. 17, including side letters, to P.A. 1951, dated May 16, 2000 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 1-10323). (1)

10.21(s)

Supplemental Agreement No. 18, including side letters, to P.A. 1951, dated September 11, 2000 -- incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323). (1)

10.21(t)	Supplemental Agreement No. 19, including side letters, to P.A. 1951, dated October 31, 2000 -- incorporated by reference to Exhibit 10.20(t) to the 2000 10-K. (1)

10.21(u)	Supplemental Agreement No. 20, including side letters, to P.A. 1951, dated December 21, 2000 -- incorporated by reference to Exhibit 10.20(u) to the 2000 10-K. (1)

10.21(v)

Supplemental Agreement No. 21, including side letters, to P.A. 1951, dated March 30, 2001 -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File no. 1-10323) (the "2001 Q-1 10-Q"). (1)

10.21(w)	Supplemental Agreement No. 22, including side letters, to P.A. 1951, dated May 23, 2001 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-2 10-Q. (1)

10.21(x)	Supplemental Agreement No. 23, including side letters, to P.A. 1951, dated June 29, 2001 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-2 10-Q. (1)

10.21(y)	Supplemental Agreement No. 24, including side letters, to P.A. 1951, dated August 31, 2001 -- incorporated by reference to Exhibit 10.11 to the 2001 Q-3 10-Q. (1)

10.21(z)	Supplemental Agreement No. 25, including side letters, to P.A. 1951, dated December 31, 2001 -- incorporated by reference to Exhibit 10.22(z) to the 2001 10-K. (1)

10.21(aa)	Supplemental Agreement No. 26, including side letters, to P.A. 1951, dated March 29, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.21(ab)	Supplemental Agreement No. 27, including side letters, to P.A. 1951, dated November 6, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.21(ac)	Supplemental Agreement No. 28, including side letters, to P.A. 1951, dated April 1, 2003 -- incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q. (1)

10.21(ad)	Supplemental Agreement No. 29, including side letters, to P.A. 1951, dated August 19, 2003 - incorporated by reference to Exhibit 10.2 to the 2003 Q-3 10-Q. (1)

10.21(ae)

Supplemental Agreement No. 30 to P.A. 1951, dated as of November 4, 2003 -- incorporated by reference to Exhibit 10.23(ae) to Continental's Annual Report on Form 10-K for the year ended December 31, 2003 (File no. 1-10323) (the "2003 10-K"). (1)

10.21(af)	Supplemental Agreement No. 31 to P.A. 1951, dated as of August 20, 2004 -- incorporated by reference to Exhibit 10.4 to the 2004 Q-3 10-Q. (1)

10.21(ag)	Supplemental Agreement No. 32 to P.A. 1951, including side letters, dated as of December 29, 2004. (2)(3)

10.21(ah)	Supplemental Agreement No. 33 to P.A. 1951, including side letters, dated as of December 29, 2004. (2)(3)

10.22	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.22(a)

Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company -- incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.23

Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") -- incorporated by reference to Exhibit 10.16 to the 1997 10-K. (1)

10.23(a)	Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 -- incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

10.23(b)	Supplemental Agreement No. 2 to P.A. 2060 dated June 8, 1999 -- incorporated by reference to Exhibit 10.8 to the 1999 Q-2 10-Q. (1)

10.23(c)	Supplemental Agreement No. 3 to P.A. 2060 dated October 31, 2000 -- incorporated by reference to Exhibit 10.22(c) to the 2000 10-K. (1)

10.23(d)	Supplemental Agreement No. 4 to P.A. 2060 dated December 1, 2000 -- incorporated by reference to Exhibit 10.22(d) to the 2000 10-K. (1)

10.23(e)	Supplemental Agreement No. 5 to P.A. 2060, dated February 14, 2001 -- incorporated by reference to Exhibit 10.2 to the 2001 Q-1 10-Q. (1)

10.23(f)	Supplemental Agreement No. 6 to P.A. 2060, dated July 11, 2001 -- incorporated by reference to Exhibit 10.12 to the 2001 Q-3 10-Q. (1)

10.23(g)	Supplemental Agreement No. 7 to P.A. 2060, dated August 31, 2001 -- incorporated by reference to Exhibit 10.13 to the 2001 Q-3 10-Q. (1)

10.23(h)	Supplemental Agreement No. 8 to P.A. 2060, dated December 31, 2001 -- incorporated by reference to Exhibit 10.24(h) to the 2001 10-K. (1)

10.23(i)

Supplemental Agreement No. 9 to P.A. 2060, dated August 5, 2002 -- incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report for the quarter ended September 30, 2002 (File no. 1-10323) (the "2002 Q-3 10-Q"). (1)

10.24

Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") -- incorporated by reference to Exhibit 10.17 to the 1997 10-K. (1)

10.24(a)	Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 -- incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.24(b)	Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 -- incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.24(c)	Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 -- incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.24(d)	Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 -- incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.24(e)	Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 -- incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.24(f)	Supplemental Agreement No. 6 to P.A. 2061, dated June 25, 2002 -- incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.24(g)	Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 -- incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.24(h)	Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 -- incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.24(i)	Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 -- incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.24(j)	Supplemental Agreement No. 10 to P.A. 2061, dated as of November 4, 2003 -- incorporated by reference to Exhibit 10.26(j) to the 2003 10-K. (1)

10.25

Purchase Agreement No. 2333, including exhibits and side letters thereto, between the Company and Boeing, dated December 29, 2000, relating to the purchase of Boeing 757 aircraft ("P.A. 2333") -- incorporated by reference to Exhibit 10.25 to the 2000 10-K.

10.25(a)	Supplemental Agreement No. 1, including exhibits and side letters, to P.A. 2333, dated March 29, 2002 -- incorporated by reference to Exhibit 10.5 to the 2002 Q-1 10-Q. (1)

10.25(b)	Supplemental Agreement No. 2 to P.A. 2333, dated as of November 4, 2003 -- incorporated by reference to Exhibit 10.28(b) to the 2003 10-K. (1)

10.26

Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 -- incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.27

Purchase Agreement No. 2484, including exhibits and side letters, between the Company and Boeing, dated December 29, 2004, relating to the purchase of Boeing 7E7 aircraft (now known as 787 aircraft) ("P.A. 2484"). (2)(3)

10.28	Letter Agreement dated December 29, 2004 between the Company and Boeing Capital Corporation relating to the lease of 757-300 aircraft. (2)(3)

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

10.31(a)

First Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003 -- incorporated by reference to Exhibit 10.1 to the 2003 Q-1 10-Q.

10.31(b)

Second Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of December 9, 2003 -- incorporated by reference to Exhibit 10.32(b) to the 2003 10-K. (1)

10.31(c)

Third Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of September 28, 2004 -- incorporated by reference to Exhibit 10.5 to the 2004 Q-3 10-Q.

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

10.32(a)	Amendment No. 1 to P.A. 3/96 dated September 26, 1996 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(b)	Amendment No. 2 to P.A. 3/96 dated May 22, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(c)	Amendment No. 3 to P.A. 3/96 dated August 20, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(d)	Amendment No. 4 to P.A. 3/96 dated October 1, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(e)	Amendment No. 5 to P.A. 3/96 dated November 12, 1997 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(f)	Amendment No. 6 to P.A. 3/96 dated August 19, 1998 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(g)	Amendment No. 7 to P.A. 3/96 dated February 19, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(h)	Amendment No. 8 to P.A. 3/96 dated March 31, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(i)	Amendment No. 9 to P.A. 3/96 dated October 29, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(j)	Amendment No. 10 to P.A. 3/96 dated October 20, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(k)	Amendment No. 11 to P.A. 3/96 dated December 15, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(l)	Amendment No. 12 to P.A. 3/96 dated February 18, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(m)	Amendment No. 13 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(n)	Amendment No. 14 to P.A. 3/96 dated April 28, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.32(o)	Amendment No. 15 to P.A. 3/96 dated July 25, 2000 -- incorporated by reference to Exhibit 10.33(o) to the 2000 10-K. (1)

10.32(p)	Amendment No. 16 to P.A. 3/96 dated July 24, 2000 -- incorporated by reference to Exhibit 10.33(p) to the 2000 10-K. (1)

10.32(q)	Amendment No. 17 to P.A. 3/96 dated November 7, 2000 -- incorporated by reference to Exhibit 10.33(q) to the 2000 10-K. (1)

10.32(r)	Amendment No. 18 to P.A. 3/96 dated November 17, 2000 -- incorporated by reference to Exhibit 10.33(r) to the 2000 10-K. (1)

10.32(s)	Amendment No. 19 to P.A. 3/96 dated July 31, 2001 -- incorporated by reference to Exhibit 10.35(s) to the 2001 10-K. (1)

10.32(t)	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 -- incorporated by reference to Exhibit 10.35(t) to the 2001 10-K. (1)

10.32(u)	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 -- incorporated by reference to Exhibit 10.35(u) to the 2001 10-K. (1)

10.32(v)	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 -- incorporated by reference to Exhibit 10.35(v) to the 2001 10-K. (1)

10.32(w)	Amendment No. 23 to P.A. 3/96 dated February 28, 2002 -- incorporated by reference to Exhibit 10.6 to the 2002 Q-1 10-Q. (1)

10.32(x)	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 -- incorporated by reference to Exhibit 10.7 to the 2002 Q-1 10-Q. (1)

10.32(y)	Amendment No. 25 to P.A. 3/96 dated July 9, 2002 -- incorporated by reference to Exhibit 10.3 to the 2002 Q-3 10-Q. (1)

10.32(z)	Amendment No. 26 to P.A. 3/96 dated August 30, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.32(aa)	Amendment No. 27 to P.A. 3/96 dated December 28, 2002 -- incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.32(ab)	Amendment No. 28 to P.A. 3/96 dated February 20, 2003 -- as incorporated by reference to Exhibit 10.7 to the 2003 Q-1 10-Q. (1)

10.32(ac)	Amendment No.29 to P.A. 3/96 dated February 26, 2003 -- as incorporated by reference to Exhibit 10.8 to the 2003 Q-1 10-Q.

10.32(ad)	Amendment No. 30 to P.A. 3/96 dated January 12, 2004 -- as incorporated by reference to Exhibit 10.2 to the 2004 Q-1 10-Q. (1)

10.32(ae)	Amendment No. 31 to P.A. 3/96 dated March 16, 2004 -- as incorporated by reference to Exhibit 10.2 to the 2004 Q-1 10-Q. (1)

10.33	Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet ("L.A. 4/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(a)	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 -- incorporated by reference to Exhibit 10.34(a) to the 2000 10-K.

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

10.33(d)	Amendment No. 4 to L.A. 4/96 dated January 12, 2004 -- incorporated by reference to Exhibit 10.4 to the 2004 Q-1 10-Q. (1)

10.34	Letter of Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, ExpressJet and Embraer ("L.A. 4A/96") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1.

10.35	Letter Agreement DCT 059/2000 dated October 27, 2000 between ExpressJet and Embraer -- incorporated by reference to Exhibit 10.36 to the 2000 10-K. (1)

10.36	Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and ExpressJet ("P.A. 54/98") -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(a)	Amendment No. 1 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(b)	Amendment No. 2 to P.A. 54/98 dated July 30, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(c)	Amendment No. 3 to P.A. 54/98 dated October 21, 1999 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(d)	Amendment No. 4 to P.A. 54/98 dated January 31, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(e)	Amendment No. 5 to P.A. 54/98 dated February 15, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(f)	Amendment No. 6 to P.A. 54/98 dated April 17, 2000 -- incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.36(g)	Amendment No. 7 to P.A. 54/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.37(g) to the 2000 10-K. (1)

10.36(h)	Amendment No. 8 to P.A. 54/98 dated November 7, 2000 -- incorporated by reference to Exhibit 10.37(h) to the 2000 10-K. (1)

10.36(i)	Amendment No. 9 to P.A. 54/98 dated September 20, 2000 -- incorporated by reference to Exhibit 10.37(i) to the 2000 10-K. (1)

10.36(j)	Amendment No. 10 to P.A. 54/98 dated November 17, 2000 -- incorporated by reference to Exhibit 10.37(j) to the 2000 10-K. (1)

10.36(k)	Amendment No. 11 to P.A. 54/98 dated July 31, 2001 -- incorporated by reference to Exhibit 10.39(k) to the 2001 10-K. (1)

10.36(l)	Amendment No. 12 to P.A. 54/98 dated July 31, 2001 -- incorporated by reference to Exhibit 10.39(l) to the 2001 10-K. (1)

10.36(m)	Amendment No. 13 to P.A. 54/98 dated October 10, 2001 -- incorporated by reference to Exhibit 10.39(m) to the 2001 10-K. (1)

10.36(n)	Amendment No. 14 to P.A. 54/98 dated January 24, 2002 -- incorporated by reference to Exhibit 10.39(n) to the 2001 10-K.

10.37	Letter of Agreement DCT-055/98 dated December 23, 1998 between ExpressJet and Embraer ("L.A. 55/98") -- incorporated by reference to Exhibit 10.38 to the 2000 10-K. (1)

10.37(a)	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 -- incorporated by reference to Exhibit 10.38(a) to the 2000 10-K. (1)

10.38	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, ExpressJet and Embraer ("L.A. 135") -- incorporated by reference to Exhibit 10.39 to the 2000 10-K. (1)

10.38(a)	Amendment No. 1 to L.A. 135 -- incorporated by reference to Exhibit 10.39(a) to the 2000 10-K. (1)

10.38(b)	Amendment No. 2 to L.A. 135 -- incorporated by reference to Exhibit 10.39(b) to the 2000 10-K. (1)

10.38(c)	Amendment No. 3 to L.A. 135 dated October 27, 2000 -- incorporated by reference to Exhibit 10.39(c) to the 2000 10-K. (1)

10.39	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and ExpressJet -- incorporated by reference to Exhibit 10.40 to the 2000 10-K. (1)

10.40

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

______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.