Form 10-Q
period 2005-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2005-04-20
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

__________

As of April 15, 2005, 66,692,333 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Operating Revenue:
Passenger (excluding fees and taxes of $265 and $242) (A)	$2,266	$2,099
Cargo, mail and other	239	208
	2,505	2,307

Operating Expenses:
Wages, salaries and related costs	715	688
Aircraft fuel and related taxes	470	333
ExpressJet capacity purchase, net	353	317
Aircraft rentals	227	220
Landing fees and other rentals	170	158
Distribution costs	138	137
Maintenance, materials and repairs	112	112
Depreciation and amortization	98	104
Passenger services	77	69
Special charges	43	55
Other	273	249
	2,676	2,442

Operating Loss	(171)	(135)

Nonoperating Income (Expense):
Interest expense	(98)	(97)
Interest capitalized	3	4
Interest income	11	6
Income from affiliates	20	25
Gain on disposition of ExpressJet Holdings shares	51	-
Other, net	-	4
	(13)	(58)

Loss before Income Taxes	(184)	(193)

Income Tax Benefit	-	69

Net Loss	$ (184)	$ (124)

Loss per Share:
Basic	$ (2.76)	$ (1.88)
Diluted	$ (2.77)	$ (1.90)

Shares Used for Basic and Diluted Computation	66.5	65.9

  The fees and taxes are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	March 31,	December 31,	March 31,
ASSETS	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,258	$ 1,055	$ 986
Restricted cash and cash equivalents	242	211	175
Short-term investments	126	403	423
Total cash, cash equivalents and short-term investments	1,626	1,669	1,584
Accounts receivable, net	580	472	545
Spare parts and supplies, net	204	214	189
Deferred income taxes	180	170	173
Note receivable from ExpressJet Holdings, Inc	99	81	94
Prepayments and other	273	222	218
Total current assets	2,962	2,828	2,803

Property and Equipment:
Owned property and equipment:
Flight equipment	6,747	6,744	6,756
Other	1,266	1,262	1,211
	8,013	8,006	7,967
Less: Accumulated depreciation	2,107	2,023	1,843
	5,906	5,983	6,124

Purchase deposits for flight equipment	155	105	165

Capital leases	387	396	404
Less: Accumulated amortization	137	140	131
	250	256	273
Total property and equipment	6,311	6,344	6,562

Routes	615	615	615
Airport operating rights, net	231	236	253
Intangible pension asset	63	108	124
Investment in affiliates	152	156	191
Note receivable from ExpressJet Holdings, Inc.	-	18	99
Other assets, net	236	240	244

Total Assets	$10,570	$10,545	$10,891

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 644	$ 670	$ 464
Accounts payable	747	766	809
Air traffic liability	1,456	1,157	1,199
Accrued payroll	308	281	292
Accrued other liabilities	414	385	402
Total current liabilities	3,569	3,259	3,166

Long-Term Debt and Capital Leases	5,084	5,167	5,602

Deferred Income Taxes	390	382	395

Accrued Pension Liability	1,150	1,132	749

Other	301	339	304

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 92,181,499, 91,938,816 and 91,665,957 issued	1	1	1
Additional paid-in capital	1,411	1,408	1,405
Retained earnings	401	585	824
Accumulated other comprehensive loss	(596)	(587)	(414)
Treasury stock - 25,489,291, 25,476,881 and 25,471,881 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity	76	266	675
Total Liabilities and Stockholders' Equity	$ 10,570	$ 10,545	$ 10,891

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Three Months Ended March 31,
	2005		2004
	(Unaudited)

Net cash provided by (used in) operations	$	$ 121	$ 82

Cash Flows from Investing Activities:
Capital expenditures		(31)	(74)
Purchase deposits paid in connection with future aircraft deliveries		(55)	(6)
Purchase deposits refunded in connection with aircraft delivered		6	66
Sale (purchase) of short-term investments, net		277	8
Proceeds from dispositions of property and equipment		23	2
Other		-	2
Net cash provided by (used in) investing activities		220	(2)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(111)	(91)
Increase in restricted cash		(31)	(5)
Other		4	3
Net cash used in financing activities		(138)	(93)

Net Decrease in Cash and Cash Equivalents		203	(13)

Cash and Cash Equivalents - Beginning of Period		1,055	999

Cash and Cash Equivalents - End of Period		$1,258	$ 986

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ -	$ 171
Contribution of ExpressJet stock to pension plan		$ 65	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

The current U.S. domestic network carrier financial environment continues to be the worst in history and could deteriorate further. We have had substantial losses since September 11, 2001. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable. With the current weak domestic yield environment caused in large part by the growth of low cost competitors, and with fuel prices at twenty-year highs, our cost structure is not competitive. Additionally, it continues to be difficult for us to obtain financing in the face of our significant and continuing losses and our current revenue and cost outlook. Many of our network competitors, such as American Airlines, Delta Air Lines, United Airlines and US Airways, have used bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

The $1.1 billion of cost-cutting and revenue-generating measures that we have announced and largely implemented in recent years have proven insufficient to return us to profitability in the current environment. As a result, on November 18, 2004, we announced that we needed an annual $500 million reduction in pay and benefit costs and work rule changes. In late 2004 and early 2005, we finalized changes to wages, work rules and benefits for U.S.-based management and clerical, reservations, food services, airport and cargo agents and customer service employees. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics, dispatchers and simulator engineers following negotiations with the Air Line Pilots Association International ("ALPA"), the International Association of Machinists and Aerospace Workers ("IAM"), the International Brotherhood of Teamsters ("Teamsters") and the Transport Workers Union ("TWU") (representing both dispatchers and simulator engineers). Each of these agreements was ratified on March 30, 2005 by the members of the covered work groups with the exception of the agreement with our flight attendants, which was not ratified. The unions with ratified agreements chose to go forward and implement their contracts despite the fact that the flight attendants did not ratify their agreement. We began implementing the pay and benefit reductions in early April 2005. Our officers and Board of Directors implemented their pay and benefit reductions on February 28, 2005.

When we fully implement the pay and benefit reductions for all employees except flight attendants, employees of our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI") and certain international employees, we expect to achieve approximately $418 million of annual pay and benefit savings on a run-rate basis. Some of the savings from the agreements will take time to achieve, while others, such as the wage reductions and certain benefit changes, will result in immediate savings.

Each of the new collective bargaining agreements is for a 45-month term, so that all of the agreements will become amendable again on December 31, 2008. A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. Our ability to achieve certain of the cost reductions will depend on timely and effective implementation of new work rules, actual productivity improvements and implementation of changes in technology pertaining to employee work rules and benefits.

The current levels of pay and benefits for flight attendants are not sustainable. We reengaged in discussions with our flight attendants to reach a revised agreement on pay and benefit reductions. Unfortunately, the needed pay and benefit reductions under that agreement will be larger than the reductions we initially sought due to the delay in reaching an agreement. The longer this process takes, the deeper the pay and benefit reductions will need to be in order to achieve the needed cost savings from the flight attendants and to be fair to other employees who have already taken reductions.

With the unions' decision to implement their ratified agreements, we confirmed our previously announced Boeing aircraft order. We now expect to grow by leasing eight Boeing 757-300 aircraft with deliveries beginning this summer and by accelerating delivery of six Boeing 737-800 aircraft into 2006. These aircraft will provide the opportunity for us to expand our international network further while supporting our domestic system. We also expect to acquire ten Boeing 787 aircraft beginning in 2009, subject to the resolution of certain open matters including the negotiation of an acceptable engine supply arrangement.

Extraordinarily high fuel prices and weak domestic yields continue to adversely impact our results despite cost reduction efforts and recent fare increases in some domestic markets. Mainline fuel costs for the quarter increased $137 million over the first quarter of 2004, primarily due to a 39.5% increase in fuel prices compared to the same period in 2004. The price of West Texas Intermediate crude oil continued to trade at record levels during the quarter, closing at a peak of $56.72 per barrel on March 18, 2005.

In the current adverse operating environment, we expect to incur a significant loss in 2005. However, absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2005 cash flows will be sufficient to fund our current operations and other financial obligations through 2005. In developing our expectations for the remainder of 2005, we considered our current projections for 2005 revenue, including the impact of fare reductions initiated in early January 2005 by Delta Air Lines, current and forward fuel price levels, our expectations with regard to our ability to implement pay and benefit reductions and reach agreement with our flight attendants' union concerning pay and benefit reductions and our ability to execute additional financing transactions.

Although we believe our 2005 plan is achievable, a combination of some or all of several events, most of which are outside of our control, may result in us being unable to generate sufficient cash from operations or complete financing transactions that we would need to maintain adequate liquidity through December 31, 2005. These events include further significant declines in yields and fuel prices higher than current levels for an extended period of time. We have significant financial obligations due in 2006 and thereafter, and we will have inadequate liquidity to meet those obligations if the current adverse environment for network carriers does not improve materially and we are unable to increase our revenues or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions will help us reduce our costs, but in and of themselves are not expected to restore our profitability in the current environment.

Among the many factors that threaten us and the network airline industry generally are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 10-K.

Reclassifications. Certain reclassifications have been made in the prior period's financial statements to conform to the current year presentation. The reclassifications relate to how we classify revenue and expenses associated with the sale of frequent flyer mileage credits and the reporting of the sale and redemption of frequent flyer miles and tickets with our alliance partners. These reclassifications did not affect the prior period's operating loss or net loss.

We sell mileage credits in our frequent flyer program to participating partners, such as credit card companies, phone companies, hotels and car rental agencies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of the value of the transportation. Previously, amounts received in excess of the value of the transportation to be provided were classified as an offset to other operating expense. We now record such amounts as other revenue.

In addition, we have reclassified the reporting of the sale and redemption of frequent flyer miles and tickets with our alliance partners. Our frequent flyer agreements with our alliance partners allow members of our frequent flyer program to earn mileage credits and redeem awards on our alliance partners ("frequent flyer alliance expense"). These agreements also permit our alliance partners' frequent flyer program members the right to earn mileage credits and redeem awards on Continental ("frequent flyer alliance revenue"). Previously, we accounted for these partner activities within other revenue. We now classify frequent flyer alliance revenue as passenger revenue and frequent flyer alliance expense as other operating expense.

NOTE 1 - PENDING ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Statement of Financial Accounting Standards 123 ("SFAS 123"), "Share Based Payment" ("SFAS 123R"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is to be estimated using an option-pricing model. The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under the original SFAS 123, this accounting treatment was optional with pro forma disclosures required.

We are required to adopt SFAS 123R no later than January 1, 2006. It will be effective for all awards granted after that date and for the unvested portion of awards granted prior to the adoption date. The expense that will be recognized with respect to such unvested awards will be based on the grant-date fair value and vesting schedule of those awards used in calculating the pro forma disclosures required under SFAS 123. See Note 4 for the impact of the fair value recognition provisions of SFAS 123 on our net loss and loss per share.

NOTE 2 - LOSS PER SHARE

The following table sets forth the components of basic and diluted earnings per share for the first quarter of 2005 and 2004 (in millions):
	Three Months Ended March 31,
	2005	2004

Numerator:
Numerator for basic earnings per share - net loss	$(184)	$(124)
Reduction in our proportionate equity in ExpressJet Holdings, Inc. ("Holdings") resulting from the assumed conversion of Holdings' contingently convertible securities	(1)	(1)
Numerator for diluted earnings per share - net loss after effect of dilutive securities of equity investee	$(185)	$(125)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares	66.5	65.9

Weighted average options to purchase approximately 6.2 million and 6.3 million shares of our Class B common stock were not included in the computation of diluted loss per share for the three months ended March 31, 2005 and 2004, respectively, because the options' exercise prices were greater than the average market price of the common shares or the effect of including the options would have been antidilutive. In addition, 17.9 million potential common shares related to our Convertible Junior Subordinated Debentures Held by Subsidiary Trust, 4.5% Convertible Notes and 5% Convertible Notes were excluded from the computation of diluted earnings per share for each of the three months ended March 31, 2005 and 2004 because they were antidilutive.

NOTE 3 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 348 mainline jets and 250 regional jets at March 31, 2005, excluding aircraft out of service. The regional jets are leased by ExpressJet Airlines, Inc. ("ExpressJet") from us and are operated by ExpressJet as Continental Express. Our purchase commitments (firm orders) for aircraft, as well as options to purchase or lease additional aircraft as of March 31, 2005 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders		Options

787	-	-	-	10		-
777-200ER	18	6	12	-		1
767-400ER	16	14	2	-		-
767-200ER	10	9	1	-		-
757-300	9	9	-	8	(a)	-
757-200	41	13	28	-		-
737-900	12	8	4	3		-
737-800	92	26	66	29		20
737-700	36	12	24	15		24
737-500	63	15	48	-		-
737-300	51	15	36	-		-
Mainline jets	348	127	221	65		45

ERJ-145XR	80	-	80	24		75
ERJ-145	140	18	122	-		-
ERJ-135	30	-	30	-		-
Regional jets	250	18	232	24		75

Total	598	145	453	89		120
  Used aircraft to be leased from Boeing Capital Corporation.

During the first quarter of 2005, we placed into service one 737-800 aircraft and ExpressJet took delivery of five ERJ-145XR aircraft.

Out-of-Service Aircraft. In addition to the above aircraft, we had 14 owned and 13 leased MD-80 aircraft permanently removed from service as of March 31, 2005. The owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $28 million, and the remaining rentals on the leased out-of-service MD-80 aircraft have been accrued. As of March 31, 2005, we subleased one of the leased out-of-service MD-80 aircraft to a third party and we are currently exploring lease or sale opportunities for the remaining out-of-service aircraft. We cannot predict when or if purchasers, lessees or sublessees can be found, and it is possible that our assets (including aircraft currently in service) could suffer additional impairment.

Additionally, we have 12 Embraer 120 turboprop aircraft and nine ATR 42 turboprop aircraft out-of-service. We own eight and lease 13 of these aircraft. The eight owned aircraft are being carried at an aggregate fair value of $11 million, and the remaining rentals on the leased aircraft have been accrued. We currently sublease seven of the leased out-of-service turboprop aircraft to third parties and are exploring lease or sale opportunities for the remaining out-of-service aircraft, subject to the same uncertainties as the out-of-service mainline aircraft discussed above.

Firm Order and Option Aircraft. On March 30, 2005, we confirmed our previously announced agreement with Boeing for a new order of ten 787 aircraft, with the first 787 expected to be delivered in 2009. The 787 agreement is conditioned on the resolution of certain open matters including the negotiation of an acceptable engine supply arrangement. We also confirmed our agreement to lease eight used 757-300 aircraft from Boeing Capital Corporation. The 757-300 aircraft are expected to be delivered beginning in the third quarter of 2005 through the first quarter of 2006. Additionally, we will accelerate into 2006 the delivery of six Boeing 737-800 aircraft that were previously scheduled to be delivered in 2008. Taking these new agreements with Boeing into consideration, as of March 31, 2005, we had firm purchase commitments for 57 aircraft from Boeing, with an estimated cost of approximately $2.7 billion, lease commitments for eight 757-300 aircraft and options to purchase an additional 45 Boeing aircraft. We expect to take delivery of 13 Boeing aircraft over the remaining nine months of 2005 (seven new 737-800s and six 757-300s) and eight in 2006 (six new 737-800s and two 757-300s), with delivery of the remaining 44 Boeing aircraft occurring in 2008 and later years.

The eight 757-300 aircraft discussed above will be leased from Boeing Capital Corporation, which has also agreed to provide backstop lease financing for the six 737-800 aircraft to be delivered in 2006. The 757-300 leases will have an average term of five years. We do not have backstop financing or any other financing currently in place for the remainder of the Boeing aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures generally.

As of March 31, 2005, ExpressJet had firm commitments for 24 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $516 million. ExpressJet currently anticipates taking delivery of an additional 16 regional jets over the remaining nine months of 2005, with the remainder being delivered in 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they are delivered to ExpressJet. We cannot predict whether passenger traffic levels or yields will enable us to fully utilize regional jets scheduled for future delivery to ExpressJet.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

NOTE 4 - STOCK PLANS AND AWARDS

Pro Forma Information. We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost for our stock option plans is reflected in our consolidated statement of operations, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-based Compensation", for the three months ended March 31, 2005 and 2004 (in millions except per share amounts):
	2005	2004

Net loss, as reported	$(184)	$(124)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax in 2004	(1)	(1)
Net loss, pro forma	$ (185)	$ (125)

Basic loss per share:
As reported	$(2.76)	$(1.88)
Pro forma	$(2.78)	$(1.90)

Diluted loss per share:
As reported	$(2.77)	$(1.90)
Pro forma	$(2.79)	$(1.91)

Grant of Options to Employees. In connection with the pay and benefit cost reductions discussed herein, on March 30, 2005 we issued to all employees, except flight attendants, officers, employees of CMI and certain international employees, stock options for approximately 8.7 million shares of our Class B common stock with an exercise price of $11.89 per share, the closing price of our common stock on the date of grant. These options represent approximately 13 percent of the currently outstanding shares of our common stock. The stock options were issued pursuant to two plans, a broad-based plan for all eligible employees, except flight attendants and officers, and a supplemental plan for eligible pilots. The options will generally become exercisable in three equal installments on the first, second and third anniversaries of the date of grant, and will have terms ranging from six to eight years. No further options may be granted under either plan after February 28, 2015.

Also in connection with the pay and benefit cost reductions, our five most senior executives voluntarily agreed to surrender options for 14,293 shares of our common stock and 12,225 shares of restricted stock effective February 28, 2005.

Employee Stock Purchase Plan. All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan. Each fiscal quarter, participants may purchase shares of our Class B common stock at 85% of the fair market value of the stock on either the first day or the last day of the option period (whichever is lower), limited to a minimum purchase price of $10 per share. In the aggregate, 3,000,000 shares may be purchased. These shares may be newly issued or reacquired shares. During the first quarter of 2005, 237,984 shares of Class B common stock were issued to participants at a purchase price of $10 per share. An additional 161,578 shares were issued in April 2005 at a purchase price of $10.23 per share.

NOTE 5 - COMPREHENSIVE LOSS

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive loss. For the first quarter of 2005 and 2004, total comprehensive loss amounted to $198 million and $121 million, respectively. Total comprehensive loss in the first quarter of 2005 includes a $23 million adjustment to the minimum pension liability resulting from the curtailment discussed in Note 6. The remaining difference between the net loss and total comprehensive loss for each period was attributable to changes in the fair value of derivative financial instruments.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Pension Plan. Net periodic defined benefit pension expense for the three months ended March 31 included the following components (in millions):
	2005	2004

Service cost	$ 40	$ 38
Interest cost	42	38
Expected return on plan assets	(31)	(29)
Amortization of prior service cost	5	5
Amortization of unrecognized net actuarial loss	23	18
Net periodic benefit expense	79	70
Curtailment loss (included in Special charges)	43	-
Net benefit expense	$122	$ 70

On January 6, 2005, we contributed 6.0 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. Including these contributions, we currently expect to contribute a total of approximately $266 million in 2005 to our defined benefit pension plan to maintain the plan's minimum funding obligation, after taking into consideration the changes discussed below.

The new collective bargaining agreement that our pilots ratified on March 30, 2005 provides that benefit accruals with respect to the pilots under our defined benefit pension plan will be frozen effective May 31, 2005 and the assets and obligations related to pilots thereunder will be placed in a separate frozen defined benefit pension plan, and we will begin to make contributions to an alternate defined contribution retirement program for pilots. All of the pilots' existing accrued benefits under our defined benefit plan at the date of the freeze will be preserved, including the right to receive a lump-sum payment upon their retirement. Funding requirements under our pre-existing defined benefit pension plans (as well as the separate frozen defined benefit pension plan for pilots) will continue to be determined under applicable law. However, we have agreed with our pilots' union that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the frozen defined benefit pension plan for pilots, measured from March 30, 2005. Further, we have agreed that we will not make an election under any optional funding relief legislation that would eliminate the lump-sum benefit option without the consent of the union representing our pilots.

In March 2005, we recorded a $43 million non-cash curtailment charge in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing the portion of our defined benefit pension plan related to our pilots, using actuarial assumptions consistent with those we used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

The agreement with our pilots provides for a new defined contribution retirement plan to be established after the existing pension benefits are frozen on May 31, 2005. That plan will be a money purchase pension plan that is also subject to minimum contribution rules under the Internal Revenue Code. Contributions under the new defined contribution plan will generally be specified percentages of applicable pilot compensation, subject to applicable legal limits. Further, the agreement provides for additional contributions to the pilots' 401(k) plan, depending on our pre-tax profits during a portion of the term of the pilots' agreement. To the extent contributions to either plan are limited by applicable law, the difference between the contractual amounts and the amounts permitted by law to be contributed to the defined contribution plans will be paid directly to pilots under a corresponding nonqualified arrangement.

Retiree Medical Benefits. Effective March 30, 2005, we will make available on a long-term basis certain medical benefits to eligible retirees. Generally, these benefits allow eligible retired employees to receive medical benefits that "bridge" their medical coverage from their date of retirement until attainment of Medicare eligibility, subject to applicable limits and conditions. Retirees are required to pay a portion of the costs of their retiree medical benefits to the extent they do not have sufficient accumulated sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans. The retiree medical benefits plan will be accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", which requires recognition of the expected cost of benefits over the employee's service period. As of March 31, 2005, the accumulated postretirement benefit obligation under this plan is $240 million and our unrecognized prior service cost is also $240 million, which will be recognized as expense over the remaining service period of currently active employees who will receive this benefit. The accumulated postretirement benefit obligation was calculated using a 5.75% discount rate and an assumed health care cost trend rate of 10% in 2005, declining to 5% in 2010 and thereafter. We expect to record an incremental $23 million expense in 2005 associated with this post retirement plan. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 2005 by approximately $23 million and our run-rate annual expense by approximately $3 million. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation at March 31, 2005 by approximately $20 million and our run-rate annual expense by approximately $3 million.

Profit Sharing Plan. In January 2005, we announced that in connection with the pay and benefit reductions, we would be implementing an enhanced profit sharing program. The new program, which became effective April 1, 2005 and will be in place through 2009, creates an award pool of 30% of the first $250 million of pre-tax net income (as defined in the plan), 25% of the next $250 million and 20% of amounts over $500 million, subject to certain adjustments. Half of the profit-sharing pool will be allocated based on the relative share of pay and benefit reductions of each work group and the other half will be allocated based on the relative wages of each work group. Substantially all Continental employees will participate in the plan other than flight attendants, employees who participate in our management or officer bonus programs and certain non-U.S. employees. We currently anticipate that flight attendants will participate in this plan if we reach another tentative agreement with their union and it is ratified by the members.

401(k) Plan. Our defined contribution 401(k) employee savings plans cover substantially all employees. Company matching contributions were terminated effective April 1, 2005 for substantially all employees other than flight attendants, mechanics, employees of CMI and pilots. Company matching contributions for pilots will cease effective May 31, 2005.

NOTE 7 - SPECIAL CHARGES

In March 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots, as discussed in Note 6.

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

Activity related to the accruals for future lease payments and closure/under-utilization of facilities for the three months ended March 31, 2005 is as follows (in millions):
	Beginning Balance	Accrual	Payments	Other	Ending Balance

Allowance for future lease payments and return conditions	$116	1	(20)	2	$99
Closure/under-utilization of facilities	14	-	(1)	-	13

NOTE 8 - INVESTMENT IN EXPRESSJET AND REGIONAL CAPACITY PURCHASE AGREEMENT

           Investment in ExpressJet. As the result of a series of transactions described in Note 15 to the financial statements included in our 2004 10-K, we account for our interest in Holdings, the parent company of ExpressJet, using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".  Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory.  As a result, we record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. Using equity accounting, we record our proportionate share of Holdings' net income in "income from affiliates" in our consolidated statement of operations.

On January 6, 2005, we contributed 6.0 million shares of Holdings common stock to our defined benefit pension plan, reducing our ownership in Holdings to 10.7 million shares, which represented a 19.7% interest in Holdings. These 10.7 million shares had a market value of $122 million at March 31, 2005. We recognized a gain of $51 million in the first quarter of 2005 related to this transaction. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock to our defined benefit pension plan, further reducing our ownership to 4.7 million shares, or an 8.5% interest in Holdings. We will recognize a gain of $48 million in the second quarter of 2005 related to the April 2005 transaction. We will continue to account for our interest in Holdings using the equity method of accounting because of our ongoing ability to influence Holdings' operations significantly through our capacity purchase agreement and our continued representation on Holdings' Board of Directors, although reduced to one member. We do not currently intend to remain a stockholder of Holdings over the long term.  Subject to market conditions, we intend to sell or otherwise dispose of all of our shares of Holdings common stock in the future.

In addition to the Holdings shares we own, our defined benefit pension plan held 3.7 million shares of Holdings common stock at March 31, 2005 and 9.4 million shares of Holdings common stock at April 7, 2005. These shares represented a 6.7% and 17.3% interest in Holdings, respectively. The independent fiduciary that manages the Holdings shares in our defined benefit pension plan sold 2.3 million shares to third parties during the three months ended March 31, 2005. The combined interest in Holdings of our direct ownership and our pension plan at March 31, 2005 was 14.4 million shares, or 26.4% of Holdings' outstanding shares.

Capacity Purchase Agreement. Our capacity purchase agreement with Holdings and ExpressJet provides that we purchase in advance all of ExpressJet's available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Payments made under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. Such capacity purchase, net payments totaled $353 million and $317 million in the three months ended March 31, 2005 and 2004, respectively.

Tax Sharing Agreement. We recognized nonoperating income related to our tax sharing agreement with Holdings of $7 million and $12 million for the three months ended March 31, 2005 and 2004, respectively.

Summarized Financial Information for Holdings. Holdings' stand-alone financial statements and the calculation of our equity in Holdings' earnings in our consolidated financial statements are based on Holdings' results of operations under the capacity purchase agreement. Under this agreement, we pay Holdings for each scheduled block hour based on an agreed formula. On this basis, selected Holdings' results of operations were as follows for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004

Revenue	$375	$364
Operating Income	39	49
Net Income	23	29

NOTE 9 - SEGMENT REPORTING

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

Financial information for the three months ended March 31 by business segment is set forth below (in millions):
	2005	2004

Operating Revenue:
Mainline	$2,122	$1,953
Regional	383	354
Total Consolidated	$2,505	$2,307

Operating Loss:
Mainline	$ (79)	$ (64)
Regional	(92)	(71)
Total Consolidated	$ (171)	$ (135)

Net Loss:
Mainline	$ (93)	$ (82)
Regional	(91)	(42)
Total Consolidated	$ (184)	$ (124)

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by Holdings, and expenses include all activity related to the regional operations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. See Note 3 for a discussion of our aircraft purchase commitments.

Financings and Guarantees. We are the guarantor of approximately $1.8 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability described below. These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.6 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $166 million at March 31, 2005 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default, and the applicable documents provide that we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated. In September 2004, US Airways filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of April 20, 2005, US Airways has made no election to assume or reject the lease agreement in its bankruptcy case.

We also have letters of credit and performance bonds at March 31, 2005 in the amount of $56 million with expiration dates through June 2008.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1.4 billion of floating rate debt at March 31, 2005. In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes. Our lease obligations for these two aircraft totaled $54 million at March 31, 2005.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Credit Card Processing Agreement. Our bank-issued credit card processing agreement contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and aircraft rentals, adjusted for special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. The agreement also requires that we must maintain a debt rating of at least Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We are currently in compliance with all of the covenants. Failure to maintain compliance would result in our being required to post up to an additional $320 million of cash collateral, which would adversely affect our liquidity, which we need for our operations and debt service, but would not result in a default under any of our debt or lease agreements.

Employees. See the discussion in the headnote to these Notes to Consolidated Financial Statements for a discussion of new collective bargaining agreements addressing pay and benefit cost reductions and work rule changes.

Environmental Matters.  We could potentially be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles.  In 2001, the California Regional Water Quality Control Board mandated a field study of the site and it was completed in September 2001.  We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We have not recognized any material receivables related to insurance recoveries at March 31, 2005.

We expect our total losses from all environmental matters to be $49 million, for which we were fully accrued at March 31, 2005.  Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially effect our financial condition, liquidity or results of operations.

Credit Card Marketing Agreement. During the quarter, we extended our current agreement with Chase Manhattan Bank USA, N.A. ("Chase") to jointly market credit cards. In addition to reaching agreement on advertising and other marketing commitments, Chase agreed to increase the rate it pays for mileage credits under our frequent flyer program. In April 2005, Chase purchased $75 million of mileage credits under the program which will be redeemed for mileage purchases in 2007 and 2008 and recognized as revenue consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits will be treated as a loan from Chase and reported as long-term debt in our balance sheet and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The new agreement extends our relationship through the end of 2009.

IRS Examinations. The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated the base commissions.  This was similar to actions also taken by other air carriers.  We are now a defendant, along with several other air carriers, in a number of lawsuits brought by travel agencies relating to these base commission reductions and eliminations.

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

Several travel agents who purportedly opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003 and First Amended Complaint filed June 12, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003 and First Amended Complaint filed on July 18, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has recently commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our financial condition, liquidity and results of operations.

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

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2004 10-K, which identify important factors such as the consequences of our significant financial losses and high leverage, terrorist attacks, domestic and international economic conditions, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the demand for air travel, the airline pricing environment and industry capacity decisions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters). In addition to the foregoing risks, there can be no assurance that we will be able to obtain the needed pay and benefit reductions from our flight attendants or that the ratified agreements and the pay and benefit reductions and work rule changes from other work groups will enable the company to achieve the cost reductions expected, which will depend, upon other matters, on timely and effective implementation of new work rules, actual productivity improvement, employee attrition, technology implementation, our level of business activity, relations with employees generally and the ultimate accuracy of certain assumptions on which our cost savings are based. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at http://www.continental.com/company/ investor. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

OVERVIEW

The current U.S. domestic network carrier financial environment continues to be the worst in history and could deteriorate further. We have had substantial losses since September 11, 2001. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable. With the current weak domestic yield environment caused in large part by the growth of low cost competitors, and with fuel prices at twenty-year highs, our cost structure is not competitive. Additionally, it continues to be difficult for us to obtain financing in the face of our significant and continuing losses and our current revenue and cost outlook. Many of our network competitors, such as American Airlines, Delta Air Lines, United Airlines and US Airways, have used bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

The $1.1 billion of cost-cutting and revenue-generating measures that we have announced and largely implemented in recent years have proven insufficient to return us to profitability in the current environment. As a result, on November 18, 2004, we announced that we needed an annual $500 million reduction in pay and benefit costs and work rule changes. In late 2004 and early 2005, we finalized changes to wages, work rules and benefits for U.S.-based management and clerical, reservations, food services, airport and cargo agents and customer service employees. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics, dispatchers and simulator engineers following negotiations with ALPA, the IAM, the Teamsters, and the TWU (representing both dispatchers and simulator engineers). Each of these agreements was ratified on March 30, 2005 by the members of the covered work groups with the exception of the agreement with our flight attendants, which was not ratified. The unions with ratified agreements chose to go forward and implement their contracts despite the fact that the flight attendants did not ratify their agreement. We began implementing the pay and benefit reductions in early April 2005. Our officers and Board of Directors implemented their pay and benefit reductions on February 28, 2005.

When we fully implement the pay and benefit reductions for all employees except flight attendants, employees of CMI and certain international employees, we expect to achieve approximately $418 million of annual pay and benefit savings on a run-rate basis. Some of the savings from the agreements will take time to achieve, while others, such as the wage reductions and certain benefit changes, will result in immediate savings.

Each of the new collective bargaining agreements is for a 45-month term, so that all of the agreements will become amendable again on December 31, 2008. A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. Our ability to achieve certain of the cost reductions will depend on timely and effective implementation of new work rules, actual productivity improvements and implementation of changes in technology pertaining to employee work rules and benefits.

The current levels of pay and benefits for flight attendants are not sustainable. We reengaged in discussions with our flight attendants to reach a revised agreement on pay and benefit reductions. Unfortunately, the needed pay and benefit reductions under that agreement will be larger than the reductions we initially sought due to the delay in reaching an agreement. The longer this process takes, the deeper the pay and benefit reductions will need to be in order to achieve the needed cost savings from the flight attendants and to be fair to other employees who have already taken reductions.

With the unions' decision to implement their ratified agreements, we confirmed our previously announced Boeing aircraft order. We now expect to grow by leasing eight Boeing 757-300 aircraft with deliveries beginning this summer and by accelerating delivery of six Boeing 737-800 aircraft into 2006. These aircraft will provide the opportunity for us to expand our international network further while supporting our domestic system. We also expect to acquire ten Boeing 787 aircraft beginning in 2009, subject to the resolution of certain open matters including the negotiation of an acceptable engine supply arrangement.

Extraordinarily high fuel prices and weak domestic yields continue to adversely impact our results despite cost reduction efforts and recent fare increases in some domestic markets. Mainline fuel costs for the quarter increased $137 million over the first quarter of 2004, primarily due to a 39.5% increase in fuel prices compared to the same period in 2004. The price of West Texas Intermediate crude oil continued to trade at record levels during the quarter, closing at a peak of $56.72 per barrel on March 18, 2005.

In the current adverse operating environment, we expect to incur a significant loss in 2005. However, absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2005 cash flows will be sufficient to fund our current operations and other financial obligations through 2005. In developing our expectations for the remainder of 2005, we considered our current projections for 2005 revenue, including the impact of fare reductions initiated in early January 2005 by Delta Air Lines, current and forward fuel price levels, our expectations with regard to our ability to implement pay and benefit reductions and reach agreement with our flight attendants' union concerning pay and benefit reductions and our ability to execute additional financing transactions.

Although we believe our 2005 plan is achievable, a combination of some or all of several events, most of which are outside of our control, may result in us being unable to generate sufficient cash from operations or complete financing transactions that we would need to maintain adequate liquidity through December 31, 2005. These events include further significant declines in yields and fuel prices higher than current levels for an extended period of time. We have significant financial obligations due in 2006 and thereafter, and we will have inadequate liquidity to meet those obligations if the current adverse environment for network carriers does not improve materially and we are unable to increase our revenues or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions will help us reduce our costs, but in and of themselves are not expected to restore our profitability in the current environment.

Among the many factors that threaten us and the network airline industry generally are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 10-K.

RESULTS OF OPERATIONS

Consolidated Results of Operations

We recorded a consolidated net loss of $184 million for the first quarter of 2005 as compared to a consolidated net loss of $124 million for the three months ended March 31, 2004. The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2005 as compared to the corresponding period in 2004. We consider the key measure of our performance to be operating income (loss), which was a loss of $171 million for the first quarter of 2005, as compared to a loss of $135 million for the first quarter of 2004. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)

Operating Revenue:
Passenger	$2,266	$2,099	$167	8.0%
Cargo, mail and other	239	208	31	14.9%
	2,505	2,307	198	8.6%

Operating Expenses:
Wages, salaries and related costs	715	688	27	3.9%
Aircraft fuel and related taxes	470	333	137	41.1%
ExpressJet capacity purchase, net	353	317	36	11.4%
Aircraft rentals	227	220	7	3.2%
Landing fees and other rentals	170	158	12	7.6%
Distribution costs	138	137	1	0.7%
Maintenance, materials and repairs	112	112	-	-
Depreciation and amortization	98	104	(6)	(5.8)%
Passenger services	77	69	8	11.6%
Special charges	43	55	(12)	NM
Other	273	249	24	9.6%
	2,676	2,442	234	9.6%

Operating Loss	(171)	(135)	36	26.7%

Nonoperating Income (Expense)	(13)	(58)	(45)	(77.6)%

Loss before Income Taxes	(184)	(193)	(9)	(4.7)%

Income Tax Benefit	-	69	(69)	NM

Net Loss	$(184)	$(124)	$ 60	48.4%

Operating Revenue. Passenger revenue increased due to increased capacity and fares on international flights and more regional flying. Consolidated revenue passenger miles for the quarter increased 11.4% year-over-year on a capacity increase of 4.0%, which produced a consolidated load factor for the first quarter of 2005 of 76.8%, up 5.1 points over the same period in 2004. Consolidated yield declined 3.1% year-over-year. Consolidated passenger revenue per available seat mile (RASM) for the quarter increased 3.8% year-over-year due to higher load factors, partly as a result of the Easter holiday falling in the month of March in 2005 versus April in 2004.

The table below shows passenger revenue for the quarter ended March 31, 2005 and period to period comparisons for passenger revenue, RASM and available seat miles (ASMs) by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase (Decrease) in First Quarter 2005 vs First Quarter 2004
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,098	0.1%	3.5%	(3.3)%
Trans-Atlantic	310	28.6%	9.1%	17.8%
Latin America	288	12.1%	6.3%	5.4%
Pacific	177	17.0%	4.7%	11.7%
Total Mainline	1,873	7.2%	4.3%	2.8%

Regional	393	11.6%	(2.3)%	14.2%

Total System	$2,266	8.0%	3.8%	4.0%

Cargo, mail and other revenue increased 14.9% primarily due to higher freight and mail volumes and increases in revenue associated with sales of mileage credits in our OnePass frequent flyer program, partially offset by reductions from renegotiation of our capacity purchase agreement with ExpressJet effective January 1, 2005 relating to rates for services provided to ExpressJet and decreased military charter flights.

Operating Expenses. Wages, salaries and related costs increased 3.9% primarily due to an increase in the average number of employees and increases in training hours and pension and health care costs. Aircraft fuel and related taxes increased substantially due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 39.5% from 104.13 cents in the first quarter of 2004 to 145.30 cents in the first quarter of 2005.

Payments made under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The actual payments to ExpressJet were higher in the first quarter of 2005 than in the corresponding quarter of 2004 due to increased flight activity at ExpressJet and increased fuel prices, offset in part by lower renegotiated rates effective January 1, 2005 under the capacity purchase agreement.

Landing fees and other rentals were higher due to fixed rent increases, mainly from the completion of Terminal E at Bush Intercontinental Airport in Houston. The lower depreciation and amortization in 2004 resulted from the permanent grounding of MD-80 aircraft in 2003 and 2004. Other operating expenses increased due to the higher number of international flights which resulted in increased air navigation, ground handling and related expenses.

In March 2005, we recorded a $43 million non-cash curtailment charge relating to our agreement to freeze, effective May 31, 2005, the benefit accruals with respect to our pilots under our defined benefit pension plan. In the first quarter of 2004, we recorded fleet impairment losses and other special charges of $55 million ($35 million after taxes). Included in this charge were $19 million ($12 million after taxes) associated with future obligations for rent and return conditions related to three MD-80 aircraft, which were permanently grounded, and a non-cash charge of $34 million ($22 million after taxes) related to the termination of a 1993 service agreement with United Micronesian Development Association.

Nonoperating Income (Expense). Income from affiliates includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa Airlines. Income related to our tax sharing agreement with Holdings was $7 million in the first quarter of 2005 as compared to $12 million in the first quarter of 2004. We also recognized a gain of $51 million in the first quarter of 2005 related to the contribution of 6.0 million shares of Holdings common stock to our defined benefit pension plan.

Income Tax Benefit (Expense).   Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses beginning with the third quarter of 2004. As a result, our net loss for the first quarter of 2005 was not reduced by any tax benefit. Our effective tax rate for the first quarter of 2004 differs from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes and state income taxes.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights with jets that have a capacity of greater than 100 seats while the regional segment consists of flights with jets that have a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. Under that agreement, we handle all of the scheduling and are responsible for setting prices and selling all of the seat inventory. In exchange for ExpressJet's operation of the flights, we pay ExpressJet for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$2,122	$1,953	$169	8.7%

Operating Expenses:
Wages, salaries and related costs	704	677	27	4.0%
Aircraft fuel and related taxes	470	333	137	41.1%
Aircraft rentals	158	158	-	-
Landing fees and other rentals	160	150	10	6.7%
Distribution costs	116	117	(1)	(0.9)%
Maintenance, materials and repairs	112	112	-	-
Depreciation and amortization	95	101	(6)	(5.9)%
Passenger services	74	67	7	10.4%
Special charges	43	55	(12)	NM
Other	269	247	22	8.9%
	2,201	2,017	184	9.1%

Operating Loss	$ (79)	$ (64)	$ 15	23.4%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$383	$354	$ 29	8.2%

Operating Expenses:
Wages, salaries and related costs	11	11	-	-
ExpressJet capacity purchase, net	353	317	36	11.4%
Aircraft rentals	69	62	7	11.3%
Landing fees and other rentals	10	8	2	25.0%
Distribution costs	22	20	2	10.0%
Depreciation and amortization	3	3	-	-
Passenger services	3	2	1	50.0%
Other	4	2	2	100.0%
	475	425	50	11.8%

Operating Loss	$(92)	$(71)	$ 21	29.6%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenues for the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Regional aircraft rental expense increased due to the higher number of regional jets in ExpressJet's fleet. ExpressJet took delivery of 21 new regional jets during the year ended December 31, 2004 and five new regional jets during the first quarter of 2005.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet, higher fuel costs and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Three Months Ended March 31,
	2005	2004	Increase	% Increase

Capacity purchase expenses	$375	$364	$11	3.0%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	52	20	32	160.0%
Aircraft sublease income	(74)	(67)	7	10.4%
ExpressJet capacity purchase, net	$353	$317	$36	11.4%

Certain Statistical Information. An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	March 31,		Increase/
	2005	2004	(Decrease)

Mainline Statistics:
Passengers (thousands) (1)	10,598	9,917	6.9%
Revenue passenger miles (millions) (2)	16,159	14,713	9.8%
Available seat miles (millions) (3)	20,845	20,270	2.8%
Cargo ton miles (millions)	260	250	4.0%
Passenger load factor (4)	77.5%	72.6%	4.9 pts.
Passenger revenue per available seat mile (cents)	8.98	8.61	4.3%
Total revenue per available seat mile (cents)	10.18	9.64	5.6%
Average yield per revenue passenger mile (cents) (5)	11.59	11.87	(2.4)%
Cost per available seat mile, including special charges (cents) (6)	10.56	9.95	6.1%
Average price per gallon of fuel, including fuel taxes (cents)	145.30	104.13	39.5%
Fuel gallons consumed (millions)	324	320	1.3%
Average fare per revenue passenger	$179.51	$179.36	0.1%
Actual aircraft in fleet at end of period (7)	348	357	(2.5)%
Average length of aircraft flight (miles)	1,350	1,297	4.1%
Average daily utilization of each aircraft (hours) (8)	10:09	9:35	5.8%

Regional Statistics:
Passengers (thousands) (1)	3,524	2,893	21.8%
Revenue passenger miles (millions) (2)	1,953	1,542	26.7%
Available seat miles (millions) (3)	2,740	2,400	14.2%
Passenger load factor (4)	71.3%	64.2%	7.1 pts.
Passenger revenue per available seat mile (cents)	14.37	14.71	(2.3)%
Average yield per revenue passenger mile (cents) (5)	20.17	22.90	(11.9)%
Actual aircraft in fleet at end of period (7)	250	229	9.2%

Consolidated Statistics (Mainline and Regional):
Passengers (thousands) (1)	14,122	12,810	10.2%
Revenue passenger miles (millions) (2)	18,112	16,255	11.4%
Available seat miles (millions) (3)	23,585	22,670	4.0%
Passenger load factor (4)	76.8%	71.7%	5.1 pts.
Passenger revenue per available seat mile (cents)	9.61	9.26	3.8%
Average yield per revenue passenger mile (cents) (5)	12.51	12.91	(3.1)%
Breakeven passenger load factor (9)	84.4%	79.9%	4.5 pts.
  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles that those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average revenue received for each revenue passenger mile flown.
  Includes special charges which represented 0.20 and 0.27 cents per available seat mile for the three months ended March 31, 2005 and 2004, respectively.
  Excludes aircraft that have been removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
  The percentage of seats that must be occupied by revenue passengers for us to break even on a net income basis. After-tax special charges in both periods and a gain on the disposition of Holdings shares in the first quarter of 2005 increased (decreased) the consolidated breakeven passenger load factor (0.3) and 2.3 percentage points in the three months ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $1.6 billion in consolidated cash, cash equivalents and short-term investments, which is $43 million lower than at December 31, 2004. At March 31, 2005, we had $242 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and interest rate swap agreements. Restricted cash at December 31, 2004 totaled $211 million.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

In the current adverse operating environment, we expect to incur a significant loss in 2005. However, absent adverse factors outside our control such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2005 cash flows will be sufficient to fund our current operations and other financial obligations through 2005. In developing our expectations for the remainder of 2005, we considered our current projections for 2005 revenue, including the impact of fare reductions initiated in early January 2005 by Delta Air Lines, current and forward fuel price levels, our expectations with regard to our ability to implement pay and benefit reductions and reach agreement with our flight attendants' union concerning pay and benefit reductions and our ability to execute additional financing transactions.

Although we believe our 2005 plan is achievable, a combination of some or all of several events, most of which are outside of our control, may result in us being unable to generate sufficient cash from operations or complete financing transactions that we would need to maintain adequate liquidity through December 31, 2005. These events include further significant declines in yields and fuel prices higher than current levels for an extended period of time. We have significant financial obligations due in 2006 and thereafter, and we will have inadequate liquidity to meet those obligations if the current adverse environment for network carriers does not improve materially and we are unable to increase our revenues or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions will help us reduce our costs, but in and of themselves are not expected to restore our profitability in the current environment.

Operating Activities. Cash flows provided by operations for the three months ended March 31, 2005 were $121 million compared to cash flows provided by operations of $82 million in the comparable period of 2004. Although our net loss was higher in 2005, cash flows from operations increased primarily due to advance ticket sales associated with increased flight activity.

Investing Activities. Cash flows provided by investing activities were $220 million for the three months ended March 31, 2005 compared to cash flows used in investing activities of $2 million for the three months ended March 31, 2004. A significant component of cash provided by investing activities in the first quarter of 2005 was our conversion of certain short-term auction rate certificates into short-term cash equivalents. We took delivery of five regional jets in the first quarter of 2005, compared to seven mainline aircraft and five regional jets in the first quarter of 2004. The increase in purchase deposits paid in the first quarter of 2005 is due to the acceleration of delivery of six 737-800 aircraft into 2006 that were previously scheduled to be delivered in 2008 and increasing the percentage of purchase deposits paid on three 737-800 aircraft to be delivered in 2005. The delivery of the mainline aircraft in the first quarter of 2004 resulted in higher purchase deposit refunds as compared to the first quarter of 2005.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Net capital expenditures for 2005 are expected to be $220 million, or $200 million when reduced by purchase deposits to be refunded, net of purchase deposits paid. Projected net capital expenditures for 2005 consist of $45 million of fleet expenditures, $135 million of non-fleet expenditures and $40 million for rotable parts and capitalized interest. Through March 31, 2005, our net capital expenditures totaled $31 million and net purchase deposits paid totaled $49 million.

Financing Activities. Cash flows used in financing activities, primarily the payment of long-term debt and capital lease obligations, were $138 million for the three months ended March 31, 2005, compared to $93 million in the three months ended March 31, 2004.

At March 31, 2005, we had approximately $5.7 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our interests in Holdings, CMI and Copa Airlines remain unencumbered. We were in compliance with all debt covenants at March 31, 2005.

On several occasions subsequent to September 11, 2001, Moody's Investors Service and Standard & Poor's both downgraded the credit ratings of a number of major airlines, including us. Additional downgrades to our credit ratings were made in March and April 2003 and further downgrades are possible. At March 31, 2005, our senior unsecured debt ratings were Caa2 by Moody's and CCC+ by Standard & Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $45 million under our new credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $320 million of cash collateral, which would adversely affect our liquidity, which we need for our operations and debt service, but would not result in a default under any of our debt or lease agreements.

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 256 leased and owned mainline jet aircraft currently in our fleet. Typically, these pass-through certificates, as well as a separate financing secured by aircraft spare parts and spare engines, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 101 leased regional jet aircraft. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on four separate financings with an outstanding principal balance of $597 million at March 31, 2005. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.), Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for FGIC is available over the internet at http://www.fgic.com and financial information for the parent companies of our other policy providers is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C.

Credit Card Marketing Agreement. During the quarter, we extended our current agreement with Chase to jointly market credit cards. In addition to reaching agreement on advertising and other marketing commitments, Chase agreed to increase the rate it pays for mileage credits under our frequent flyer program. In April 2005, Chase purchased $75 million of mileage credits under the program which will be redeemed for mileage purchases in 2007 and 2008 and recognized as revenue consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits will be treated as a loan from Chase and reported as long-term debt in our balance sheet and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The new agreement extends our relationship through the end of 2009.

Deferred Tax Assets.  We have not paid federal income taxes in the last four years. As of December 31, 2004, we had a net deferred tax liability of $212 million including gross deferred tax assets aggregating $1.9 billion, $1.2 billion related to net operating losses ("NOLs"), and a valuation allowance of $363 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.27% for March 2005). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $34 million per year, before consideration of any built-in gains.

The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Pension Plans. We have a noncontributory defined benefit pension plan in which substantially all of our employees participate. Funding requirements for defined benefit pension plans are determined by government regulations. On January 6, 2005, we contributed 6.0 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. Including these contributions, we currently expect to contribute a total of approximately $266 million in 2005 to our defined benefit pension plan to maintain the plan's minimum funding obligation, after taking into consideration the changes discussed below.

The new collective bargaining agreement that our pilots ratified on March 30, 2005 provides that benefit accruals with respect to the pilots under our defined benefit pension plan will be frozen effective May 31, 2005 and the assets and obligations related to pilots thereunder will be placed in a separate frozen defined benefit pension plan, and we will begin to make contributions to an alternate defined contribution retirement program for pilots. All of the pilots' existing accrued benefits under our defined benefit plan at the date of the freeze will be preserved, including the right to receive a lump-sum payment upon their retirement. Funding requirements under our pre-existing defined benefit pension plans (as well as the separate frozen defined benefit pension plan for pilots) will continue to be determined under applicable law. However, we have agreed with our pilots' union that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the frozen defined benefit pension plan for pilots, measured from March 30, 2005. Further, we have agreed that we will not make an election under any optional funding relief legislation that would eliminate the lump-sum benefit option without the consent of the union representing our pilots.

The agreement with our pilots provides for a new defined contribution retirement plan to be established after the existing pension benefits are frozen on May 31, 2005. That plan will be a money purchase pension plan that is also subject to minimum contribution rules under the Internal Revenue Code. Contributions under the new defined contribution plan will generally be specified percentages of applicable pilot compensation, subject to applicable legal limits. Further, the agreement provides for additional contributions to the pilots' 401(k) plan, depending on our pre-tax profits during a portion of the term of the pilots' agreement. To the extent contributions to either plan are limited by applicable law, the difference between the contractual amounts and the amounts permitted by law to be contributed to the defined contribution plans will be paid directly to pilots under a corresponding nonqualified arrangement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2004 10-K except as follows:

Foreign Currency. We had the following foreign currency hedges outstanding at March 31, 2005 covering net cash flows for the remainder of 2005:

  Forward contract to hedge approximately 62% of our projected Japanese yen-denominated net cash flows.
  Forward and option contracts to hedge approximately 41% of our British pound-denominated net cash flows.
  Forward and option contracts to hedge approximately 41% of our projected euro-denominated net cash flows.
  Forward contracts to hedge approximately 29% of our projected Canadian dollar-denominated net cash flows.

We estimate that at March 31, 2005, a 10% strengthening in the value of the U.S. dollar relative to the Japanese yen, British pound, euro and Canadian dollar would have increased the fair value of the existing option and/or forward contracts by $11 million, $6 million, $2 million and $2 million, respectively, offset by a corresponding loss on the underlying exposure of $14 million, $22 million, $8 million and $7 million, respectively, resulting in a net loss of $3 million, $16 million, $6 million and $5 million, respectively.

Aircraft Fuel. As of March 31, 2005, we did not have any fuel hedges in place.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2005 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated the base commissions.  This was similar to actions also taken by other air carriers.  We are now a defendant, along with several other air carriers, in a number of lawsuits brought by travel agencies relating to these base commission reductions and eliminations.

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

Several travel agents who purportedly opted out of the Hall class action filed similar suits against Continental and other major carriers alleging violations of antitrust laws in eliminating the base commission: Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003 and First Amended Complaint filed June 12, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003 and First Amended Complaint filed on July 18, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has recently commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our financial condition, liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
10.1*	Amendment to Compensation Reduction Agreement for Lawrence W. Kellner dated February 15, 2005.
10.2*	Amendment to Compensation Reduction Agreement for Jeffery A. Smisek dated February 15, 2005.
10.3*	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005.
10.4*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005.
10.5*	Amendment to Compensation Reduction Agreement for Mark Erwin dated February 15, 2005.
10.6*	Second Amendment to Annual Executive Bonus Program, dated February 11, 2005.
10.7*	Second Amendment to Officer Retention and Incentive Award Program, dated February 11, 2005.
10.8	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan.
10.9	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan.
10.10	Letter Agreement 6-1162-MSA-576 between The Boeing Company and Continental Airlines, Inc., dated February 28, 2005.
10.11	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated February 28, 2005. (1)
10.12	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated March 31, 2005 amending letter agreement dated December 29, 2004.
10.13	Fourth Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of March 11, 2005. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 20, 2005	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 20, 2005	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

10.1*	Amendment to Compensation Reduction Agreement for Lawrence W. Kellner dated February 15, 2005.
10.2*	Amendment to Compensation Reduction Agreement for Jeffery A. Smisek dated February 15, 2005.
10.3*	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005.
10.4*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005.
10.5*	Amendment to Compensation Reduction Agreement for Mark Erwin dated February 15, 2005.
10.6*	Second Amendment to Annual Executive Bonus Program, dated February 11, 2005.
10.7*	Second Amendment to Officer Retention and Incentive Award Program, dated February 11, 2005.
10.8	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan.
10.9	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan.
10.10	Letter Agreement 6-1162-MSA-576 between The Boeing Company and Continental Airlines, Inc., dated February 28, 2005.
10.11	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated February 28, 2005. (1)
10.12	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated March 31, 2005 amending letter agreement dated December 29, 2004.
10.13	Fourth Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of March 11, 2005. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.