Form 10-K/A
period 2004-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2005-07-20
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1) (Mark One)
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

Amendment No. 1 Overview

We are filing Amendment No. 1 (this "Amendment") to the Continental Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate our consolidated financial statements and other financial information to reflect adjustments to our accounting for (1) rent expense under operating leases for certain airport properties with fixed rent escalation clauses and (2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities. In addition, we have made certain reclassifications in this Amendment to revenue and expense related to our accounting for the sale of frequent flyer mileage credits to conform with the presentation we adopted in our originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 6, 7, 7A, 8, 9A and 15 of our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), in each case to reflect only the adjustments described below, and no other information in our originally filed 2004 Form 10-K is amended hereby. This Amendment does not reflect events occurring after March 15, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

Restatement of Rent Expense. Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") as clarified by Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," provides that rent expense under operating leases with fixed rent escalation clauses and lease incentives should be recognized evenly, on a straight-line basis over the lease term. Historically, we have accounted for all of our airport ground leases on an as-incurred basis. Based on an extensive review of our leases, we determined that some of our airport ground leases had fixed rent escalation clauses and that we were not recognizing rent expense appropriately. The adjustment reflected in this Amendment recognizes such rent expense on a straight-line basis in accordance with generally accepted accounting principles. The aggregate lease expense adjustment is $81 million and covers the period from 1993 through 2004. The lease expense adjustment ranges from $3 million to $12 million per year.

Restatement of Depreciation Expense for Leasehold Improvements. The Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") recently issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Leasehold improvements for us are primarily at airport locations (e.g., capitalized construction costs of the ticketing area, gate area, airport lounges, etc.) or other leased facilities (i.e., office space, kitchens, maintenance and reservations). In practice, we had depreciated leasehold improvements over the useful life of the improvement when the lease term was less than 10 years. We followed this accounting practice due to our expectation that the lease would be renewed for at least the period over which the leasehold improvements were being depreciated. However, based on the recent interpretative guidance from the SEC staff, we have restated our financial statements to depreciate our leasehold improvements over the shorter of their economic lives or the remaining term of the lease. The aggregate depreciation expense adjustment is $30 million and covers the period from 1993 through 2004. The adjustment ranges from $1 million to $6 million per year.

Restatement Impact on Income Taxes. Income taxes have been recorded on the foregoing adjustments to the extent tax benefits are available. Because we discontinued recording tax benefits in 2004, the recording of these adjustments results in the utilization of $37 million of tax benefits in 2003 and prior years that were originally utilized in 2004. We had previously concluded that we were required to provide a valuation allowance for deferred tax assets during the third quarter of 2004 due to a determination that it was more likely than not that such deferred taxes assets would ultimately not be realized. As a result of these adjustments, we were required to provide such valuation allowance beginning in the first quarter of 2004.

Restatement Summary. The impact of the adjustments is as follows (in millions):
	2004	2003	2002	2001	2000	1993 to 1999

Operating Income (Loss)
As reported	$(229)	$203	$(312)	$144	$729	$3,026
Rent expense adjustment	(8)	(12)	(12)	(12)	(12)	(25)
Leasehold depreciation adjustment	(1)	(3)	(6)	(4)	(2)	(14)
Restated	(238)	188	(330)	128	715	2,987

Income Tax Benefit (Expense)
As reported	77	(114)	208	35	(218)	(881)
Adjustment	(37)	5	7	6	5	14
Restated	40	(109)	215	41	(213)	(867)

Net Income (Loss)
As reported	(363)	38	(451)	(95)	342	1,114
Adjustment	(46)	(10)	(11)	(10)	(9)	(25)
Restated	(409)	28	(462)	(105)	333	1,089

Reclassifications. In our originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we adopted a new presentation for revenue and expense associated with the sale of frequent flyer mileage credits and the reporting of the sale and redemption of frequent flyer miles and tickets with our alliance partners. Reclassifications have been made in the restated financial statements and financial information in this Amendment to conform to our current presentation. These reclassifications do not affect operating income (loss) or net income (loss) for any period. These reclassifications would normally be made in prior period financial statements as we file our quarterly financial statements throughout the remainder of 2005, but because we are restating due to the lease accounting and leasehold improvement matters, they have been made in this Amendment.

Impact on Management's Assessment of Internal Control over Financial Reporting. In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply SFAS 13, and its related interpretations, with respect to the recognition of rent expense on operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

We have performed an extensive review of our leases and our leasehold improvements in an effort to ensure that this amendment reflects all necessary adjustments. We have also designed new internal control procedures to help remediate the issues and to ensure that new leases and changes to existing leases, as well as future leasehold improvements, will be accounted for in accordance with generally accepted accounting principles, including the following:

  We have designed a new checklist to facilitate the identification of terms in all new lease agreements and amendments to existing lease agreements that require additional analysis or accounting; and
  We have developed plans to improve training, education and accounting reviews designed to ensure that all relevant personnel involved in leasing transactions understand and apply applicable accounting guidance in compliance with generally accepted accounting principles.

We believe we have taken the steps necessary to remediate this material weakness relating to our lease accounting processes, procedures and controls; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our lease accounting until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

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

General information about us, including our Corporate Governance Guidelines and the charters for the committees of our Board of Directors, can be found at http://www.continental.com/company/investor. Our Board of Directors has adopted a code of ethics entitled "Principles of Conduct", which applies to all of our employees, officers and directors. Our board has also adopted a separate "Directors' Code of Ethics" for our directors. Copies of these codes can be found at http://www.continental.com/company/investor. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this Amendment or our other securities filings and is not a part of them.

This Amendment contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, please see the cautionary statements contained in Item 1. "Business - Risk Factors Relating to Terrorist Attacks and International Hostilities", "Business - Risk Factors Relating to the Company" and "Business - Risk Factors Relating to the Airline Industry." See these sections of Item 1. and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of trends and factors affecting us and our industry. Also see Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting" for financial information about each of our business segments. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

Risk Factors Relating to the Company

We continue to experience significant losses. Since September 11, 2001, we have incurred significant losses. We reported a net loss of $409 million in 2004. Absent the $500 million reduction in annual run-rate wage and benefit costs, we expect to lose hundreds of millions of dollars in 2005 under current market conditions. In addition, we expect to incur a substantial loss in 2005 even if the tentative agreements for reductions in wage and benefit costs are ratified and we begin the implementation process. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable if they continue. These losses are primarily attributable to decreased passenger revenue since September 11, 2001 and record high fuel prices. Passenger revenue per available seat mile for our mainline operations was 10.8% lower for the year ended December 31, 2004 versus 2000 (the last full year before the September 11, 2001 terrorist attacks).

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

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with our principal competitors, we have a high proportion of debt compared to our equity capital. As of December 31, 2004, we had approximately $5.8 billion (including current maturities) of long-term debt and capital lease obligations, $155 million of stockholders' equity and $1.7 billion in consolidated cash, cash equivalents and short-term investments (of which $211 million is restricted cash). Our combined long-term debt and capital lease obligations coming due in 2005 total $670 million. We also have significant operating leases and facility rental costs. For the year ended December 31, 2004, annual aircraft and facility rental expense under operating leases approximated $1.3 billion.

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

Our labor costs are no longer competitive and threaten our future liquidity. Labor costs constitute a significant percentage of our total operating costs. In 2004, labor costs (including employee incentives) constituted 27.8% of our total operating expenses. All of the major hub-and-spoke carriers with whom we compete have achieved significant labor cost reductions. US Airways and United have significantly decreased their labor costs during their bankruptcy cases, and are seeking or have obtained significant additional reductions. American Airlines, Delta and Northwest have each obtained significant labor cost reductions from their major labor groups outside of bankruptcy.

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

 Record high fuel costs have materially and adversely affected our operating results. Fuel costs, which are currently at historically high levels, constitute a significant portion of our operating expense. Fuel costs represented approximately 15.7% of our operating expenses for the year ended December 31, 2004. Based on gallons expected to be consumed in 2005, for every one dollar increase in the price of crude oil, our annual fuel expense would increase by approximately $40 million.

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

For financial reporting purposes, income tax benefits recorded on net losses result in deferred tax assets. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets recorded on losses during the first quarter of 2004. As a result, part of our first and all of our second, third and fourth quarter 2004 net losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowances in conjunction with deferred tax assets recorded on losses in the future.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA. (Restated)
	Year Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data (in millions except per share data) (1)(2):
Operating revenue	$9,899	$9,001	$8,511	$9,049	$9,947

Operating expenses	10,137	8,813	8,841	8,921	9,232

Operating income (loss)	(238)	188	(330)	128	715

Net income (loss)	(409)	28	(462)	(105)	333

Basic earnings (loss) per share	(6.19)	0.43	(7.19)	(1.89)	5.49

Diluted earnings (loss) per share	(6.25)	0.41	(7.19)	(1.89)	5.35

	As of December 31,
	2004	2003	2002	2001	2000

Balance Sheet Data (in millions) (1):
Total assets	$10,511	$10,620	$10,615	$9,778	$9,194

Long-term debt and capital lease obligations	5,167	5,558	5,471	4,448	3,624

Redeemable common stock	-	-	-	-	450

Redeemable preferred stock of subsidiary	-	-	5	-	-

Stockholders' equity	155	727	712	1,117	1,126

	Year Ended December 31,
	2004	2003	2002	2001	2000

Mainline Statistics:
Onboard passengers (thousands) (3)	42,743	40,613	41,777	45,064	47,778
Revenue passenger miles (millions) (4)	65,734	59,165	59,349	61,140	64,161
Available seat miles (millions) (5)	84,672	78,385	80,122	84,485	86,100
Cargo ton miles (millions)	1,026	917	908	917	1,096
Passenger load factor (6)	77.6%	75.5%	74.1%	72.4%	74.5%
Passenger revenue per available seat mile (cents)	8.82	8.79	8.67	9.03	9.89
Total revenue per available seat mile (cents)	9.83	9.81	9.41	9.68	10.57
Average yield per revenue passenger mile (cents) (7)	11.37	11.64	11.71	12.48	13.28
Operating cost per available seat mile, including special charges (cents) (8)	9.84	9.53	9.63	9.34	9.74
Average price per gallon of fuel, including fuel taxes (cents)	119.01	91.40	74.01	82.48	88.54
Fuel gallons consumed (millions)	1,333	1,257	1,296	1,426	1,533
Average fare per revenue passenger	$177.90	$172.83	$169.37	$172.50	$181.66
Actual aircraft in fleet at end of period (9)	349	355	366	352	371
Average length of aircraft flight (miles)	1,325	1,270	1,225	1,185	1,159
Average daily utilization of each aircraft (hours) (10)	9:55	9:19	9:31	10:19	10:36

Regional Statistics:
Onboard passengers (thousands) (3)	13,739	11,445	9,264	8,354	7,804
Revenue passenger miles (millions) (4)	7,417	5,769	3,952	3,388	2,947
Available seat miles (millions) (5)	10,410	8,425	6,219	5,437	4,735
Passenger load factor (6)	71.3%	68.5%	63.5%	62.3%	62.2%
Passenger revenue per available seat mile (cents)	15.09	15.31	15.45	15.93	17.63
Actual aircraft in fleet at end of period (9)	245	224	188	170	166

Consolidated Statistics (Mainline and Regional):
Onboard passengers (thousands) (3)	56,482	52,058	51,041	53,418	55,582
Passenger load factor (6)	76.9%	74.8%	73.3%	71.8%	73.9%
Passenger revenue per available seat mile (cents)	9.51	9.42	9.16	9.45	10.30
  Consolidated amounts include ExpressJet through November 12, 2003.
  Includes the following special expense (income) items (in millions) for year ended December 31:
	2004	2003	2002	2001	2000

Operating revenue (income):
Change in expected redemption of frequent flyer mileage credits sold	$ -	$ (24)	$ -	$ -	$ -

Operating expense (income):
Fleet retirement and impairment charges	87	100	242	61	-
Air Transportation Safety and System Stabilization Act grant	-	-	12	(417)	-
Security fee reimbursement	-	(176)	-	-	-
Severance and other special charges	-	-	-	63	-
Termination of 1993 service agreement with United Micronesian Development Association	34	-	-	-	-
Frequent flyer reward redemption cost adjustment	18	-	-	-	-

Nonoperating expense (income):
Gain on investments	-	(305)	-	-	(9)
Impairment of investments	-	-	-	22	-
  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average revenue received for each revenue passenger flown.
  Includes operating expense special items noted in (2). These special items represented 0.16, (0.11), 0.25, (0.36) and 0.00 cents of operating cost per available seat mile in each of the five years, respectively.
  Excludes aircraft that were removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS. (Restated)

Overview

We recorded a net loss of $409 million for the year ended December 31, 2004, as compared to net income of $28 million and a net loss of $462 million for the years ended December 31, 2003 and 2002, respectively. Our results for each of the last three years have been affected by a number of special items which are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. These special items are discussed in "Consolidated Results of Operations" below. Without the special items in 2003, we would have incurred a significant loss in that year.

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
  Fuel Costs. Fuel costs, which have recently been at unprecedented high levels, constitute a significant portion of our operating expense. Fuel costs and related taxes represented approximately 15.7% of our operating expenses for the year ended December 31, 2004. The price of crude has recently been trading between $50 and $55 per barrel. Based on gallons expected to be consumed in 2005, for every one dollar increase in the price of crude oil, our annual fuel expense would increase by approximately $40 million. We currently anticipate that high fuel prices in 2005 will offset the impact of a substantial portion of the cost-saving measures we have implemented. As of December 31, 2004, we did not have any fuel price hedges in place.
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

Consolidated Results of Operations

Special Items. The comparability of our financial results between years is affected by a number of special items. Our results for each of the last three years included the following special items (in millions):
Pre Tax
Income (Expense)

Year Ended December 31, 2004
MD-80 aircraft retirement charges and other (1)	$ (87)
Termination of United Micronesian Development Association Service Agreement (1)	(34)
Frequent flyer reward redemption cost adjustment (2)	(18)
$ (139)

Year Ended December 31, 2003
Security fee reimbursement (3)	$ 176
Gain on dispositions of ExpressJet stock (4)	173
Gain on Hotwire and Orbitz investments (after related compensation expense and including an adjustment to fair value of remaining investment in Orbitz) (5)	132
MD-80 aircraft retirement and impairment charges (1)	(86)
Revenue adjustment for change in expected redemption of frequent flyer mileage credits sold (6)	24
Boeing 737 aircraft delivery deferral (1)	(14)
$ 405

Year Ended December 31, 2002
DC 10-30, MD-80 and turboprop aircraft retirement and impairment charges (1)	$(242)
Write-down of Stabilization Act receivable (1)	(12)
$ (254)
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

Comparison of Year Ended December 31, 2004 to December 31, 2003
	Year Ended December 31,		Components of Increase (Decrease)
			Increase (Decrease) related to ExpressJet	All Other Increase	% Increase (Decrease) Excluding ExpressJet
	2004	2003	Deconsolidation (A)	(Decrease)	Deconsolidation

Operating Revenue:
Passenger	$9,042	$8,179	$ -	$ 863	10.6%
Cargo, mail and other	857	822	(4)	39	4.8%
	9,899	9,001	(4)	902	10.0%

Operating Expenses:
Wages, salaries and related costs	2,819	3,056	(304)	67	2.4%
Aircraft fuel and related taxes	1,587	1,319	(170)	438	38.1%
ExpressJet capacity purchase, net	1,351	153	953	245	22.2%
Aircraft rentals	891	896	-	(5)	(0.6)%
Landing fees and other rentals	654	632	(87)	109	20.0%
Commissions, booking fees, credit card fees and other distribution costs	552	525	-	27	5.1%
Maintenance, materials and repairs	414	509	(111)	16	4.0%
Depreciation and amortization	415	447	(17)	(15)	(3.5)%
Passenger servicing	306	297	(11)	20	7.0%
Security fee reimbursement	-	(176)	3	173	NM
Special charges	121	100	-	21	NM
Other	1,027	1,055	(103)	75	7.9%
	10,137	8,813	153	1,171	13.1%

Operating Income (Loss)	(238)	188	(157)	(269)	NM

Nonoperating Income (Expense)	(211)	(2)	50	(259)	NM

Income (Loss) before Income Taxes and Minority Interest	(449)	186	(107)	(528)	NM

Income Tax Benefit (Expense)	40	(109)	58	91	NM

Minority Interest	-	(49)	49	-	NM

Net Income (Loss)	$ (409)	$ 28	$ -	$(437)	NM
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

The table below shows passenger revenue for the year ended December 31, 2004 and period to period comparisons for passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations:
	2004	Percentage Increase (Decrease) 2004 vs. 2003
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$4,510	2.3%	(0.8)%	3.1%
Trans-Atlantic	1,366	26.1%	4.0%	21.2%
Latin America	977	8.3%	(2.9)%	11.5%
Pacific	618	25.0%	13.2%	10.5%
Total Mainline	7,471	8.4%	0.2%	8.0%

Regional	1,571	21.8%	(1.4)%	23.6%

Total System	$9,042	10.6%	0.9%	9.5%

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

Income Tax Benefit (Expense). Our effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses during the first quarter of 2004. As a result, part of our first and all of our second, third and fourth quarter 2004 net losses were not reduced by any tax benefit. The impact of the non-deductibility of certain expenses and state income taxes on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes. During 2003, we contributed 7.4 million shares of Holdings common stock valued at approximately $100 million to our defined benefit pension plan. For tax purposes, our deduction was limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contribution, the nondeductible portion increased our tax expense by $9 million.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$7,471	$6,889	$ 582	8.4%
Cargo, mail and other	856	801	55	6.9%
	8,327	7,690	637	8.3%

Operating Expenses:
Wages, salaries and related costs	2,773	2,713	60	2.2%
Aircraft fuel and related taxes	1,587	1,149	438	38.1%
Aircraft rentals	632	670	(38)	(5.7)%
Landing fees and other rentals	622	540	82	15.2%
Commissions, booking fees, credit card fees and other distribution costs	472	456	16	3.5%
Maintenance, materials and repairs	414	398	16	4.0%
Depreciation and amortization	404	419	(15)	(3.6)%
Passenger servicing	295	278	17	6.1%
Security fee reimbursement	-	(173)	173	NM
Special charges	121	91	30	NM
Other	1,014	930	84	9.0%
	8,334	7,471	863	11.6%

Operating Income	$ (7)	$ 219	$(226)	NM

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

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Year Ended December 31,
	2004	2003 (A)	Increase	% Increase

Capacity purchase expenses	$1,507	$1,311	$196	15.0%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	126	45	81	180.0%
Aircraft sublease income	(282)	(250)	32	12.8%
ExpressJet capacity purchase, net	$1,351	$1,106	$245	22.2%
  Represents amounts had ExpressJet been deconsolidated for all of 2003 and reported using the equity method of accounting at 53.1% ownership interest.

Comparison of Year Ended December 31, 2003 to December 31, 2002
	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
(in millions, except percentage changes)
Operating Revenue:
Passenger	$8,179	$7,907	$272	3.4%
Cargo, mail and other	822	604	218	36.1%
	9,001	8,511	490	5.8%

Operating Expenses:
Wages, salaries and related costs	3,056	2,959	97	3.3%
Aircraft fuel and related taxes	1,319	1,084	235	21.7%
ExpressJet capacity purchase, net	153	-	153	NM
Aircraft rentals	896	902	(6)	(0.7)%
Landing fees and other rentals	632	645	(13)	(2.0)%
Commissions, booking fees, credit card fees and other distribution costs	525	592	(67)	(11.3)%
Maintenance, materials and repairs	509	476	33	6.9%
Depreciation and amortization	447	450	(3)	(0.7)%
Passenger servicing	297	296	1	0.3%
Security fee reimbursement	(176)	-	(176)	NM
Special charges	100	254	(154)	NM
Other	1,055	1,183	(128)	(10.8)%
	8,813	8,841	(28)	(0.3)%

Operating Income (Loss)	188	(330)	518	NM

Nonoperating Income (Expense)	(2)	(319)	317	(99.4)%

Income (Loss) before Income Taxes and Minority Interest	186	(649)	835	NM
Income Tax Benefit (Expense)	(109)	215	(324)	NM
Minority Interest	(49)	(28)	(21)	75.0%

Net Income (Loss)	$ 28	$ (462)	$490	NM

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

The table below shows passenger revenue for the year ended December 31, 2003 and period to period comparisons for passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	2003	Percentage Increase (Decrease) 2003 vs. 2002
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$4,409	(0.7)%	2.4%	(3.0)%
Trans-Atlantic	1,084	2.2%	0.6%	1.5%
Latin America	902	(0.1)%	1.3%	(1.3)%
Pacific	494	(9.3)%	(4.5)%	(5.0)%
Total Mainline	6,889	(0.8)%	1.4%	(2.2)%

Regional	1,290	34.4%	(0.9)%	35.5%

Total System	$8,179	3.4%	2.9%	0.5%

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

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$6,889	$6,947	$ (58)	(0.8)%
Cargo, mail and other	801	594	207	34.8%
	7,690	7,541	149	2.0%

Operating Expenses:
Wages, salaries and related costs	2,713	2,632	81	3.1%
Aircraft fuel and related taxes	1,149	960	189	19.7%
Aircraft rentals	670	722	(52)	(7.2)%
Landing fees and other rentals	540	554	(14)	(2.5)%
Commissions, booking fees, credit card fees and other distribution costs	456	528	(72)	(13.6)%
Maintenance, materials and repairs	398	379	19	5.0%
Depreciation and amortization	419	409	10	2.4%
Passenger servicing	278	279	(1)	(0.4)%
Security fee reimbursement	(173)	-	(173)	NM
Special charges	91	197	(106)	NM
Other	930	1,053	(123)	(11.7)%
	7,471	7,713	(242)	(3.1)%

Operating Income (Loss)	$ 219	$ (172)	$ 391	NM

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

Operating Leases. At December 31, 2004, we had 474 aircraft under operating leases, including 219 in-service mainline aircraft, 227 in-service regional jets and 28 aircraft which were not in service. These leases have remaining lease terms ranging up to 20 years. In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheet. Our total rental expense for aircraft and non-aircraft operating leases was $891 million and $426 million, respectively, in 2004.

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

Deferred Tax Assets. We have not paid federal income taxes in the last four years. As of December 31, 2004, we had a net deferred tax liability of $212 million including gross deferred tax assets aggregating $1.9 billion, $1.2 billion related to net operating losses ("NOLs") and a valuation allowance of $404 million.

Income tax benefits recorded on net losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets recorded on losses during the first quarter of 2004. As a result, part of our first and all of our second, third and fourth quarter 2004 net losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowance in conjunction with deferred tax assets recorded on losses in the future.

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

We also sell mileage credits in our frequent flyer program to participating partners, such as credit/debit card companies, phone companies, alliance carriers, hotels, car rental agencies, utilities and various shopping and gift partners. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of the fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair value are recognized in income currently and classified as other revenue. A change to the time period over which the mileage credits are used (currently six to 32 months), the actual redemption activity or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million.

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

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2004 and 2003, aircraft fuel and related taxes accounted for 15.7% and 15.0%, respectively, of our operating expenses. Based on our expected fuel consumption in 2005, a hypothetical one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $40 million. Periodically, we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide us with short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices, while simultaneously ensuring that we are not competitively disadvantaged in the event of a substantial decrease in the price of jet fuel. As of December 31, 2004, we did not have any fuel hedges in place.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

As discussed in Notes 12 and 14 to the consolidated financial statements, the Company adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Disposal or Exit Activities" and, effective July 1, 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is July 19, 2005, expressed an unqualified opinion on management's assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

ERNST & YOUNG LLP

Houston, Texas
March 14, 2005, except for Note 1,

as to which the date is July 19, 2005

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Restated)
	Year Ended December 31,
	2004	2003 (A)	2002 (A)
Operating Revenue:
Passenger (excluding fees and taxes of $1,046, $904 and $878) (B)	$ 9,042	$8,179	$7,907
Cargo, mail and other	857	822	604
	9,899	9,001	8,511
Operating Expenses:
Wages, salaries and related costs	2,819	3,056	2,959
Aircraft fuel and related taxes	1,587	1,319	1,084
ExpressJet capacity purchase, net	1,351	153	-
Aircraft rentals	891	896	902
Landing fees and other rentals	654	632	645
Commissions, booking fees, credit card fees and other distribution costs	552	525	592
Maintenance, materials and repairs	414	509	476
Depreciation and amortization	415	447	450
Passenger servicing	306	297	296
Security fee reimbursement	-	(176)	-
Special charges	121	100	254
Other	1,027	1,055	1,183
	10,137	8,813	8,841

Operating Income (Loss)	(238)	188	(330)

Nonoperating Income (Expense):
Interest expense	(389)	(393)	(372)
Interest capitalized	14	24	36
Interest income	29	19	24
Income from affiliates	118	40	8
Gain on dispositions of ExpressJet Holdings shares	-	173	-
Other, net	17	135	(15)
	(211)	(2)	(319)

Income (Loss) before Income Taxes and Minority Interest	(449)	186	(649)
Income Tax Benefit (Expense)	40	(109)	215
Minority Interest	-	(49)	(28)
Net Income (Loss)	$(409)	$ 28	$ (462)

Earnings (Loss) per Share:
Basic	$(6.19)	$ 0.43	$(7.19)
Diluted	$(6.25)	$ 0.41	$(7.19)

Shares Used for Computation:
Basic	66.1	65.4	64.2
Diluted	66.1	65.6	64.2
  Amounts include the consolidation of ExpressJet Holdings, Inc. through November 12, 2003. See Note 15 for further discussion.
  The fees and taxes are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(Restated)
	December 31,
ASSETS	2004	2003

Current Assets:
Cash and cash equivalents	$ 1,055	$ 999
Restricted cash and cash equivalents	211	170
Short-term investments	403	431
Total cash, cash equivalents and short-term investments	1,669	1,600

Accounts receivable, net of allowance for doubtful receivables of $22 and $19	472	403
Spare parts and supplies, net of allowance for obsolescence of $93 and $98	214	191
Deferred income taxes	166	157
Note receivable from ExpressJet Holdings, Inc.	81	67
Prepayments and other	222	168
Total current assets	2,824	2,586

Property and Equipment:
Owned property and equipment:
Flight equipment	6,744	6,574
Other	1,262	1,195
	8,006	7,769
Less: Accumulated depreciation	2,053	1,813
	5,953	5,956

Purchase deposits for flight equipment	105	225

Capital leases	396	404
Less: Accumulated amortization	140	126
	256	278
Total property and equipment	6,314	6,459

Routes	615	615
Airport operating rights, net of accumulated amortization of $316 and $293	236	259
Intangible pension asset	108	124
Investment in affiliates	156	173
Note receivable from ExpressJet Holdings, Inc.	18	126
Other assets, net	240	278

Total Assets	$10,511	$10,620

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(Restated)
	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2004	2003

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 670	$ 422
Accounts payable	766	840
Air traffic liability	1,157	957
Accrued payroll	281	280
Accrued other liabilities	385	366
Total current liabilities	3,259	2,865

Long-Term Debt and Capital Leases	5,167	5,558

Deferred Income Taxes	378	409

Accrued Pension Liability	1,132	680

Other	420	381

Commitments and Contingencies

Stockholders' Equity:
Series B Junior Participating Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 91,938,816 and 91,507,192 shares issued	1	1
Additional paid-in capital	1,408	1,401
Retained earnings	474	883
Accumulated other comprehensive loss	(587)	(417)
Treasury stock - 25,476,881 and 25,471,881 shares, at cost	(1,141)	(1,141)
Total stockholders' equity	155	727
Total Liabilities and Stockholders' Equity	$10,511	$10,620

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

(Restated)
	Year Ended December 31,
	2004	2003 (A)	2002 (A)
Cash Flows from Operating Activities:
Net income (loss)	$ (409)	$ 28	$ (462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(40)	96	(186)
Depreciation and amortization	415	447	450
Special charges	121	100	254
Gains on investments	-	(305)	-
Equity in the income of affiliates	(66)	(23)	(8)
Other, net	(73)	(36)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(76)	(25)	(23)
(Increase) decrease in spare parts and supplies	(37)	4	4
Decrease in accounts payable	(74)	(19)	(79)
Increase (decrease) in air traffic liability	200	75	(132)
Increase (decrease) in accrued pension liability and other	412	-	136
Net cash provided by (used in) operating activities	373	342	(46)
Cash Flows from Investing Activities:
Capital expenditures	(162)	(205)	(539)
Purchase deposits paid in connection with future aircraft deliveries	(33)	(29)	(73)
Purchase deposits refunded in connection with aircraft delivered	144	81	219
Sale (purchase) of short-term investments, net	28	(134)	(56)
Proceeds from sales of ExpressJet Holdings, net	-	134	447
Proceeds from sales of Internet-related investments	98	76	-
Proceeds from disposition of property and equipment	16	16	9
Other	(3)	53	(43)
Net cash provided by (used in) investing activities	88	(8)	(36)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	67	559	596
Payments on long-term debt and capital lease obligations	(447)	(549)	(383)
Proceeds from issuance of common stock	5	5	23
Increase in restricted cash	(41)	(108)	(32)
Other	11	-	-
Net cash (used in) provided by financing activities	(405)	(93)	204
Impact on cash of ExpressJet deconsolidation	-	(225)	-
Net Increase in Cash and Cash Equivalents	56	16	122
Cash and Cash Equivalents - Beginning of Period	999	983	861
Cash and Cash Equivalents - End of Period	$1,055	$ 999	$ 983

Supplemental Cash Flows Information:
Interest paid	$ 372	$ 374	$ 345
Income taxes paid (refunded)	$ (4)	$ 13	$ (31)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 226	$ 120	$ 908
Capital lease obligations incurred	$ 1	$ 22	$ 36
Contribution of ExpressJet stock to pension plan	$ -	$ 100	$ -

  Amounts include the consolidation of ExpressJet Holdings, Inc. through November 12, 2003. See Note 15 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)
(Restated)
					Accumulated
	Class B		Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock,
	Shares	Amount	Capital	Earnings	Income (Loss)	At Cost	Total

December 31, 2001	63.2	$ 1	$1,069	$1,317	$(130)	$(1,140)	$1,117

Net Loss	-	-	-	(462)	-	-	(462)
Other Comprehensive Income:
Increase in Additional Minimum Pension Liability, net of income taxes of $146	-	-	-	-	(250)	-	(250)
Other	-	-	-	-	(15)	-	(15)
Total Comprehensive Loss							(727)

Issuance of Common Stock pursuant to Stock Plans	2.6	-	36	-	-	-	36
Sales of ExpressJet Holdings Stock, net of applicable income taxes of $175	-	-	291	-	-	-	291
Other	-	-	(5)	-	-	-	(5)
December 31, 2002	65.8	1	1,391	855	(395)	(1,140)	712

Net Income	-	-	-	28	-	-	28
Other Comprehensive Income:
Increase in Additional Minimum Pension Liability, net of income taxes of $11	-	-	-	-	(20)	-	(20)
Other	-	-	-	-	(2)	-	(2)
Total Comprehensive Income							6

Issuance of Common Stock pursuant to Stock Plans	0.3	-	5	-	-	-	5
Other	-	-	5	-	-	(1)	4
December 31, 2003	66.1	1	1,401	883	(417)	(1,141)	727

Net Loss	-	-	-	(409)	-	-	(409)
Other Comprehensive Income:
Increase in Additional Minimum Pension Liability	-	-	-	-	(176)	-	(176)
Other	-	-	-	-	6	-	6
Total Comprehensive Loss							(579)

Issuance of Common Stock pursuant to Stock Plans	0.4	-	5	-	-	-	5
Other	-	-	2	-	-	-	2
December 31, 2004	66.5	$ 1	$1,408	$ 474	$(587)	$(1,141)	$ 155

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated)

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

NOTE 1 - RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

We have restated the financial statements for the years ended December 31, 2004, 2003 and 2002 to reflect adjustments to our accounting for (1) rent expense under operating leases for certain airport properties with fixed rent escalation clauses and (2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities. In addition, we have made certain reclassifications to revenue and expense related to our accounting for the sale of frequent flyer mileage credits to conform with the presentation we adopted in our originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

The information contained in the financial statements and the notes thereto reflect only the adjustments described below and do not reflect events occurring after March 15, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that has been affected by subsequent events.

Restatement of Rent Expense. Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") as clarified by Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," provides that rent expense under operating leases with fixed rent escalation clauses and lease incentives should be recognized evenly, on a straight-line basis over the lease term. Historically, we have accounted for all of our airport ground leases on an as-incurred basis. Based on an extensive review of our leases, we determined that some of our airport ground leases had fixed rent escalation clauses and that we were not recognizing rent expense appropriately. The adjustment reflected in this Amendment recognizes such rent expense on a straight-line basis in accordance with generally accepted accounting principles. The aggregate lease expense adjustment is $81 million and covers the period from 1993 through 2004. The lease expense adjustment ranges from $3 million to $12 million per year.

Restatement of Depreciation Expense for Leasehold Improvements. The Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") recently issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Leasehold improvements for us are primarily at airport locations (e.g., capitalized construction costs of the ticketing area, gate area, airport lounges, etc.) or other leased facilities (i.e., office space, kitchens, maintenance and reservations). In practice, we had depreciated leasehold improvements over the useful life of the improvement when the lease term was less than 10 years. We followed this accounting practice due to our expectation that the lease would be renewed for at least the period over which the leasehold improvements were being depreciated. However, based on the recent interpretative guidance from the SEC staff, we have restated our financial statements to depreciate our leasehold improvements over the shorter of their economic lives or the remaining term of the lease. The aggregate depreciation expense adjustment is $30 million and covers the period from 1993 through 2004. The adjustment ranges from $1 million to $6 million per year.

Restatement Impact on Income Taxes. Income taxes have been recorded on the foregoing adjustments to the extent tax benefits are available. Because we discontinued recording tax benefits in 2004, the recording of these adjustments results in the utilization of $37 million of tax benefits in 2003 and prior years that were originally utilized in 2004. We had previously concluded that we were required to provide a valuation allowance for deferred tax assets during the third quarter of 2004 due to a determination that it was more likely than not that such deferred taxes assets would ultimately not be realized. As a result of these adjustments, we were required to provide such valuation allowance beginning in the first quarter of 2004.

Restatement Summary. The following table sets forth the effects of the restatement on certain line items within our previously reported Consolidated Statements of Operations and Consolidated Balance Sheets (in millions, except per share data):
	Year Ended December 31,
	2004		2003		2002
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Landing fees and other rentals	$ 646	$ 654	$ 620	$ 632	$ 633	$ 645

Depreciation and amortization	414	415	444	447	444	450

Operating Income (Loss)	(229)	(238)	203	188	(312)	(330)

Income Tax Benefit (Expense)	77	40	(114)	(109)	208	215

Net Income (Loss)	(363)	(409)	38	28	(451)	(462)

Earnings (Loss) per Share:
Basic	$(5.49)	$(6.19)	$0.58	$0.43	$(7.02)	$(7.19)
Diluted	$(5.55)	$(6.25)	$0.57	$0.41	$(7.02)	$(7.19)

	December 31, 2004		December 31, 2003
	Previously Reported	Restated	Previously Reported	Restated

Current Assets:
Deferred Income Taxes	$ 170	$ 166	$ 157	$ 157

Property and Equipment:
Accumulated Depreciation	2,023	2,053	1,784	1,813

Deferred Income Taxes Liability	382	378	446	409

Other Long-Term Liabilities	339	420	308	381

Retained Earnings	585	474	948	883

Total Stockholders' Equity	266	155	792	727

In addition, the restatement also resulted in changes to the consolidated statement of cash flows and Notes 3, 11, 12, 17 and 19.

Reclassifications. In our originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we adopted a new presentation for revenue and expense associated with the sale of frequent flyer mileage credits and the reporting of the sale and redemption of frequent flyer miles and tickets with our alliance partners. Reclassifications have been made in the these restated financial statements to conform to our current presentation. These reclassifications do not affect operating income (loss) or net income (loss) for any period. These reclassifications would normally be made in prior period financial statements as we file our quarterly financial statements throughout the remainder of 2005, but because we are restating due to the lease accounting and leasehold improvement matters, they are made herein.

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

  Property and Equipment -

  Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Jet aircraft are assumed to have an estimated residual value of 15% of original cost; other categories of property and equipment are assumed to have no residual value. The estimated useful lives for our property and equipment are as follows:
Estimated Useful Life

Jet aircraft and simulators	25 to 30 years
Buildings and improvements	10 to 30 years
Food service equipment	6 to 10 years
Maintenance and engineering equipment	8 years
Surface transportation and ground equipment	6 years
Communication and meteorological equipment	5 years
Computer software	3 to 10 years
Capital lease - flight and ground equipment	Shorter of Lease Term or Useful Life
Leasehold improvements	Shorter of Lease Term or Useful Life

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

  We also sell mileage credits in our frequent flyer program to participating partners, such as credit/debit card companies, phone companies, alliance carriers, hotels, car rental agencies and various shopping and gift partners. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of the fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair value are recognized in income currently and are now classified as other revenue. Previously, amounts received in excess of the value of the transportation to be provided were classified as an offset to other operating expense. A change to the time period over which the mileage credits are used (currently six to 32 months), the actual redemption activity or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million.

  We have reclassified the reporting of the sale and redemption of frequent flyer miles and tickets with our alliance partners. Previously, we accounted for these partner activities within other revenue. We now classify revenue from the sale of frequent flyer miles and tickets as passenger revenue and frequent flyer alliance expense as other operating expense. Amounts in prior periods have been reclassified to conform to the current year presentation.

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

  Deferred Income Taxes -

  Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses during the first quarter of 2004. As a result, part of our first and all of our second, third and fourth quarter 2004 net losses were not reduced by any tax benefit.

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
	2004	2003	2002

Net income (loss), as reported	$(409)	$ 28	$(462)
Deduct: total stock-based employee compensation expense determined under SFAS 123, net of tax	(6)	(6)	(20)
Net income (loss), pro forma	$(415)	$ 22	$(482)

Basic earnings (loss) per share:
As reported	$(6.19)	$0.43	$(7.19)
Pro forma	$(6.28)	$0.33	$(7.50)

Diluted earnings (loss) per share:
As reported	$(6.25)	$0.41	$(7.19)
Pro forma	$(6.33)	$0.32	$(7.50)
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

	2004	2003	2002

Numerator:
Numerator for basic earnings per share - net income (loss)	$(409)	$ 28	$(462)
Effect of dilutive securities issued by equity investee	(4)	(1)	-
Numerator for diluted earnings per share - net income (loss) after effect of dilutive securities of equity investee	$(413)	$ 27	$(462)

Denominator:
Denominator for basic earnings (loss) per share - weighted- average shares	66.1	65.4	64.2

Effect of dilutive securities - employee stock options	-	0.2	-

Denominator for diluted earnings (loss) per share - adjusted weighted - average and assumed conversions	66.1	65.6	64.2

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

NOTE 11 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31 consists of the following (in millions):
	2004	2003	2002
Federal:
Current	$ -	$ (7)	$ 40
Deferred	147	(89)	165
State:
Current	-	(5)	(10)
Deferred	13	(7)	21
Foreign:
Current	-	(1)	(1)
Valuation allowance	(120)	-	-
Total income tax benefit (expense)	$ 40	$(109)	$ 215

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax benefit (expense) for the years ended December 31 are as follows (in millions):
	Amount			Percentage
	2004	2003	2002	2004	2003	2002

Income tax (expense) benefit at United States statutory rates	$157	$ (65)	$227	35.0%	35.0%	35.0%
State income tax benefit (expense), net of federal benefit	8	(8)	8	1.8	4.3	1.3
Tax on equity in the income of subsidiary	-	(16)	(12)	-	8.6	(1.8)
Non-deductible loss on con- tribution of Holdings stock to defined benefit pension plan	-	(9)	-	-	4.8	-
Meals and entertainment disallowance	(6)	(8)	(9)	(1.3)	4.3	(1.3)
Valuation allowance	(120)	-	-	(26.6)	-	-
Other	_1	(3)	1	-	1.6	(0.1)
Income tax benefit (expense)	$ 40	$(109)	$ 215	8.9%	58.6%	33.1%

For financial reporting purposes, income tax benefits recorded on net losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets recorded on losses during the first quarter of 2004. As a result, part of our first and all of our second, third and fourth quarter 2004 net losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowance in conjunction with deferred tax assets recorded on losses in the future.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in millions):
	2004	2003

Fixed assets, intangibles and spare parts	$1,585	$1,448
Other, net	110	69

Gross deferred tax liabilities	1,695	1,517

Net operating loss carryforwards	(1,209)	(1,038)
Pension liability	(311)	(69)
Accrued liabilities	(262)	(272)
Basis in subsidiary stock	(105)	(105)

Gross deferred tax assets	(1,887)	(1,484)

Valuation allowance	404	219

Net deferred tax liability	212	252

Less: current deferred tax asset	(166)	(157)

Non-current deferred tax liability	$ 378	$ 409

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

In 2004, we recorded special charges of $87 million primarily associated with future obligations for rent and return conditions related to 16 leased MD-80 aircraft that were permanently grounded during the period. Our last two active MD-80 aircraft were permanently grounded in January 2005. We recorded a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesian Development Association in the first quarter of 2004.

In 2003, we recorded fleet impairment losses and other special charges of $100 million. In the first quarter of 2003, we recorded fleet impairment losses and the special charges of $65 million. This charge includes a $44 million additional impairment of our fleet of owned MD-80s, which was initially determined to be impaired and written down to then current fair value in 2002. The remainder of the charge consisted primarily of the write-down to market value of spare parts inventory for permanently grounded fleets. The charge reflected the impact of the war in Iraq and the resulting deterioration of the already weak revenue environment for the U.S. airline industry. These write-downs were necessary because the fair market values of the MD-80 and spare parts inventory had declined as a result of the difficult financial environment and further reductions in capacity by U.S. airlines. In the second quarter of 2003, we recorded a special charge of $14 million relating to the deferral of aircraft deliveries. In December 2003, we determined five previously grounded leased MD-80 aircraft to be permanently grounded and recorded a charge of $21 million associated with future obligations for rent and return conditions, net of estimated sublease income, on those aircraft.

During 2002, we recorded special charges totaling $254 million primarily related to the impairment of owned aircraft and the accrual of future obligations for leased aircraft which have been permanently grounded or were to be permanently grounded within 12 months following the charge. The charge included $242 million of retirement and impairment charges for DC 10-30, MD-80 and turboprop aircraft. In addition, we recorded a charge of $12 million in 2002 to write down our receivable from the U.S. government based on our final application under the Air Transportation Safety and System Stabilization Act.

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

Financial information for the year ended December 31 by business segment is set forth below (in millions):
	2004	2003	2002

Operating Revenue:
Mainline	$8,327	$7,690	$7,541
Regional	1,572	1,311	970
Total Consolidated	$9,899	$9,001	$8,511

Depreciation and amortization expense:
Mainline	$ (404)	$ (419)	$ (409)
Regional	(11)	(28)	(41)
Total Consolidated	$ (415)	$ (447)	$ (450)

Special Charges (Note 12):
Mainline	$(121)	$ (91)	$ (197)
Regional	-	(9)	(57)
Total Consolidated	$(121)	$ (100)	$ (254)

Operating Income (Loss):
Mainline	$ (7)	$ 219	$ (172)
Regional	(231)	(31)	(158)
Total Consolidated	$(238)	$ 188	$ (330)

Interest Expense:
Mainline	$(371)	$ (372)	$ (350)
Regional	(18)	(27)	(37)
Intercompany Eliminations	-	6	15
Total Consolidated	$(389)	$ (393)	$ (372)

Interest Income:
Mainline	$ 25	$ 16	$ 22
Regional	4	9	17
Intercompany Eliminations	-	(6)	(15)
Total Consolidated	$ 29	$ 19	$ 24

Income Tax Benefit (Expense):
Mainline	$ 8	$ (105)	$ 167
Regional	32	(4)	48
Total Consolidated	$ 40	$ (109)	$ 215

Net Income (Loss):
Mainline	$(215)	$ 121	$ (311)
Regional	(194)	(93)	(151)
Total Consolidated	$(409)	$ 28	$ (462)

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

Information concerning operating revenue for the year ended December 31 by principal geographic areas is as follows (in millions):
	2004	2003	2002

Domestic (U.S.)	$6,570	$6,181	$5,679
Atlantic	1,489	1,203	1,205
Latin America	1,139	1,050	1,016
Pacific	701	567	611

	$9,899	$9,001	$8,511

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

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed in Note 1, we have restated our financial statements and other financial information, including the unaudited quarterly information presented below. Unaudited summarized financial data by quarter for 2004 and 2003 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2004
Operating revenue	$2,307	$2,553	$2,602	$2,437

Operating income (loss):
As originally reported	(135)	43	24	(161)
Adjustment	(2)	(3)	(2)	(2)
Restated	(137)	40	22	(163)

Nonoperating expense, net	(58)	(68)	(40)	(45)

Net loss:
As originally reported	(124)	(17)	(16)	(206)
Adjustment	(31)	(11)	(2)	(2)
Restated	(155)	(28)	(18)	(208)

Loss per share (a):
Basic:
As originally reported	$(1.88)	$(0.26)	$(0.24)	$(3.10)
Adjustment	(0.48)	(0.15)	(0.04)	(0.04)
Restated	$(2.36)	$(0.41)	$(0.28)	$(3.14)

Diluted:
As originally reported	$(1.90)	$(0.27)	$(0.26)	$(3.12)
Adjustment	(0.47)	(0.16)	(0.03)	(0.04)
Restated	$(2.37)	$(0.43)	$(0.29)	$(3.16)

2003
Operating revenue	$2,078	$2,244	$2,394	$2,286

Operating income (loss):
As originally reported	(224)	238	174	16
Adjustment	(4)	(4)	(4)	(3)
Restated	(228)	234	170	13

Nonoperating expense, net	(90)	(79)	87	80

Net loss:
As originally reported	(221)	79	133	47
Adjustment	(3)	(3)	(2)	(2)
Restated	(224)	76	131	45

Loss per share (a):
Basic:
As originally reported	$(3.38)	$ 1.20	$ 2.04	$ 0.72
Adjustment	(0.04)	(0.04)	(0.03)	(0.05)
Restated	$(3.42)	$ 1.16	$ 2.01	$ 0.67

Diluted:
As originally reported	$(3.38)	$ 1.08	$ 1.65	$ 0.61
Adjustment	(0.04)	(0.04)	(0.02)	(0.03)
Restated	$(3.42)	$ 1.04	$ 1.63	$ 0.58
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

2004
First quarter	$0.01
Second quarter	0.02
Third quarter	0.01
Fourth quarter	N/A

2003
First quarter	-
Second quarter	0.03
Third quarter	0.18
Fourth quarter	0.06

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

ITEM 9A. CONTROLS AND PROCEDURES.

Restatement

In mid-July 2005, we identified adjustments that were required to be recorded in prior periods relating to the way we accounted for (1) rent expense under operating leases for certain airport properties with fixed rent escalation clauses and (2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities. Descriptions of these adjustments follow:

- Rent Expense. Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") as clarified by Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," provides that rent expense under operating leases with fixed rent escalation clauses and lease incentives should be recognized evenly, on a straight-line basis over the lease term. Historically, we have accounted for all of our airport ground leases on an as-incurred basis. Based on an extensive review of our leases, we determined that some of our airport ground leases had fixed rent escalation clauses and that we were not recognizing rent expense appropriately. The adjustment reflected in this Amendment recognizes such rent expense on a straight-line basis in accordance with generally accepted accounting principles. The aggregate lease expense adjustment is $81 million and covers the period from 1993 through 2004. The lease expense adjustment ranges from $3 million to $12 million per year.

- Depreciation Expense for Leasehold Improvements. The Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") recently issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Leasehold improvements for us are primarily at airport locations (e.g., capitalized construction costs of the ticketing area, gate area, airport lounges, etc.) or other leased facilities (i.e., office space, kitchens, maintenance and reservations). In practice, we had depreciated leasehold improvements over the useful life of the improvement when the lease term was less than 10 years. We followed this accounting practice due to our expectation that the lease would be renewed for at least the period over which the leasehold improvements were being depreciated. However, based on the recent interpretative guidance from the SEC staff, we have restated our financial statements to depreciate our leasehold improvements over the shorter of their economic lives or the remaining term of the lease. The aggregate depreciation expense adjustment is $30 million and covers the period from 1993 through 2004. The adjustment ranges from $1 million to $6 million per year.

After management's initial review of our lease agreements and our historical accounting, on July 14, 2005, management recommended to the Audit Committee that, upon completion of our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of these items. The Audit Committee agreed with this recommendation. On July 19, 2005, upon completion of our analysis, the Audit Committee approved our restated financial statements included in this Amendment.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply SFAS 13, and its related interpretations, with respect to the recognition of rent expense on operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

Remediation of Material Weakness in Internal Control

We have performed an extensive review of our leases and our leasehold improvements in an effort to ensure that this amendment reflects all necessary adjustments. We have also designed new internal control procedures to help remediate the issues and to ensure that new leases and changes to existing leases, as well as future leasehold improvements, will be accounted for in accordance with generally accepted accounting principles, including the following:

  We have designed a new checklist to facilitate the identification of terms in all new lease agreements and amendments to existing lease agreements that require additional analysis or accounting; and
  We have developed plans to improve training, education and accounting reviews designed to ensure that all relevant personnel involved in leasing transactions understand and apply applicable accounting guidance in compliance with generally accepted accounting principles.

We believe we have taken the steps necessary to remediate this material weakness relating to our lease accounting processes, procedures and controls; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our lease accounting until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

Management's Report on Internal Control over Financial Reporting (as restated)

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

In the Company's 2004 Form 10-K filed on March 15, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management concluded that our failure to correctly apply SFAS 13, and its related interpretations, with respect to the recognition of rent expense on operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2004.

This material weakness has caused us to amend our 2004 Form 10-K for the year ended December 31, 2004, in order to restate our consolidated financial statements as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004.

Management's revised assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's restated consolidated financial statements included in this Amendment. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears below.

Changes in Internal Controls

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (as restated), that Continental Airlines, Inc. (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company's material weakness relating to the accounting for rent expense under operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated March 14, 2005, we expressed an unqualified opinion on management's previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for rent expense under operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2004. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company's internal control over financial reporting was not effective as of December 31, 2004. Accordingly, our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: In its assessment as of December 31, 2004, management identified a material weakness in the Company's accounting for rent expense under operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements and, as a result, concluded the Company's previously reported rent expense and depreciation expense had been understated. The insufficient controls resulted in the restatement of the Company's consolidated financial statements as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005 except for Note 1 as to which the date is July 19, 2005, on those consolidated financial statements (as restated).

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

ERNST & YOUNG LLP

Houston, Texas

March 14, 2005, except for the effects of the material

weakness described in the sixth paragraph above,

as to which the date is July 19, 2005

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

  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 14, 2005, except for Note 1, as to which the date is July 19, 2005 (included elsewhere in this Form 10-K/A). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
March 14, 2005, except for Note 1

  to the consolidated financial statements,

  as to which the date is July 19, 2005

CONTINENTAL AIRLINES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003, and 2002
(In millions)
(Restated)
	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Other Adjustments		Balance at End of Year

2004
Allowance for Doubtful Accounts	19	11	(8)	-		22
Allowance for Obsolescence	98	11	(16)	-		93
Valuation Allowance on Deferred Tax Asset	219	120	-	65	(1)	404
Environmental Reserves	52	1	(3)	-		50

2003
Allowance for Doubtful Accounts	30	1	(12)	-		19
Allowance for Obsolescence	98	15	(5)	(10)	(2)	98
Valuation Allowance on Deferred Tax Asset	219	-	-	-		219
Valuation Allowance - Net Tax Agreement Obligations	384	-	-	(384)	(2)	-
Environmental Reserves	50	2	-	-		52

2002
Allowance for Doubtful Accounts	27	20	(18)	1		30
Allowance for Obsolescence	80	17	(4)	5		98
Valuation Allowance on Deferred Tax Asset	245	-	(26)	-		219
Valuation Allowance - Net Tax Agreement Obligation	-	-	-	384	(3)	384
Environmental Reserves	49	2	(1)	-		50

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
CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  July 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on July 20, 2005.
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
July 20, 2005

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

10.5(a)*	Compensation Reduction Agreement for Jeffery A. Smisek dated December 22, 2004 -- incorporated by reference to Exhibit 99.2 to the 12/04 8-K.

10.6*,**	Employment Agreement dated as of August 12, 2004 between the Company and Jeffrey J. Misner.

10.6(a)*,**	Compensation Reduction Agreement for Jeffrey J. Misner dated December 22, 2004.

10.7*,**	Employment Agreement dated as of August 12, 2004 between the Company and Mark A. Erwin.

10.7(a)*,**	Compensation Reduction Agreement for Mark A. Erwin dated December 31, 2004.

10.8*,**	Employment Agreement dated as of August 12, 2004 between the Company and James E. Compton.

10.8(a)*,**	Compensation Reduction Agreement for James E. Compton dated December 22, 2004.

10.9*

Employment Agreement dated as of July 25, 2000 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323).

10.9(a)*	Letter Agreement dated as of September 26, 2001 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.9 to the 2001 Q-3 10-Q.

10.9(b)*	Letter Agreement dated as of April 9,2002 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.1 to the 2002 Q-2 10-Q.

10.9(c)*	Agreement dated May 19, 2003 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.2 to the 2003 Q-2 10-Q.

10.9(d)*	Letter of Agreement dated March 12, 2004 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.12 to the 2004 Q-1 10-Q.

10.9(e)*	Amendment to Employment Agreement dated April 14, 2004 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.13 to the 2004 Q-1 10-Q.

10.9(f)*	Retirement Agreement dated April 14, 2004 between the Company and Gordon M. Bethune -- incorporated by reference to Exhibit 10.14 to the 2004 Q-1 10-Q.

10.10*	Employment Agreement dated as of July 25, 2000 between the Company and Michael H. Campbell -- incorporated by reference to Exhibit 10.7 to the 2001 10-K.

10.10(a)*	Letter Agreement dated as of April 9, 2002 between the Company and Michael H. Campbell -- incorporated by reference to Exhibit 10.5 to the 2002 Q-2 10-Q.

10.10(b)*	Letter of Agreement dated March 12, 2004 between the Company and Michael H. Campbell -- incorporated by reference to Exhibit 10.20 to the 2004 Q-1 10-Q.

10.10(c)*,**	Early Retirement Agreement between Michael H. Campbell and the Company, dated October 29, 2004.

10.11*	Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (No. 33-81324).

10.11(a)*	Form of Employee Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.11(b)*	Form of Outside Director Stock Option Grant pursuant to the 1994 Incentive Plan -- incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.12*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") -- incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.12(a)*	Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.12(b)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan -- incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

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

10.15(a)*	Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.15(b)*	Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.15(c)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.15(d)*	Amendment to the Incentive Plan 2000 -- incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.16*	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended -- incorporated by reference to Exhibit 10.7(a) to the 2001 Q-3 10-Q.

10.16(a)*	Form of Officer Retention and Incentive Award Notice -- incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.16(b)*	Amendment to Officer Retention and Incentive Award Program, effective as of March 12, 2004 -- incorporated by reference to Exhibit 10.9 to the 2004 Q-1 10-Q.

10.17*	Continental Airlines, Inc. Annual Executive Bonus Program -- incorporated by reference to Exhibit 10.10 to the 2004 Q-1 10-Q.

10.17(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Annual Executive Bonus Program -- incorporated by reference to Exhibit 10.10(a) to the 2004 Q-1 10-Q.

10.17(b)*,**	First Amendment to Annual Executive Bonus Program, dated November 30, 2004.

10.18*	Continental Airlines, Inc. Long-Term Incentive and RSU Program -- as incorporated by reference to Exhibit 10.11 to the 2004 Q-1 10-Q.

10.18(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (RSU Awards) -- incorporated by reference to Exhibit 10.11(a) to the 2004 Q-1 10-Q.

10.18(b)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) -- incorporated by reference to Exhibit 10.11(b) to the 2004 Q-1 10-Q.

10.18(c)*,**	First Amendment to Long-Term Incentive and RSU Program, dated November 30, 2004.

10.19*,**	Summary of Non-Employee Director compensation.

10.20*	Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors -- incorporated by reference to Exhibit 10.18 to the 2000 10-K.

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

10.21(af)	Supplemental Agreement No. 31 to P.A. 1951, dated as of August 20, 2004 -- incorporated by reference to Exhibit 10.4 to the 2004 Q-3 10-Q. (1)

10.21(ag)**	Supplemental Agreement No. 32 to P.A. 1951, including side letters, dated as of December 29, 2004. (2)

10.21(ah)**	Supplemental Agreement No. 33 to P.A. 1951, including side letters, dated as of December 29, 2004. (2)

10.22	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 -- incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

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

10.26

Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 -- incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.27**

Purchase Agreement No. 2484, including exhibits and side letters, between the Company and Boeing, dated December 29, 2004, relating to the purchase of Boeing 7E7 aircraft (now known as 787 aircraft) ("P.A. 2484"). (2)

10.28**	Letter Agreement dated December 29, 2004 between the Company and Boeing Capital Corporation relating to the lease of 757-300 aircraft. (2)

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

21.1**	List of Subsidiaries of Continental.

23.1	Consent of Ernst & Young LLP. (3)

24.1**	Powers of attorney executed by certain directors and officers of Continental.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (3)

32	Section 1350 Certifications. (3)(4)

______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

**Previously filed as an exhibit to our originally filed 2004 Form 10-K.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.
  Furnished herewith.