Form 10-Q/A
period 2005-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2005-07-20
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1) (Mark One)
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

Amendment No. 1 Overview

We have filed amendments to our Annual Report on Form 10-K for the year ended December 31, 2004 and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to amend and restate the financial statements and other financial information contained in these reports with respect to the accounting for (1) rent expense under operating leases for certain airport properties with fixed rent escalation clauses and (2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities. The impact of the restatement to our net loss for the first quarter of 2005 was $2 million of additional rent expense and depreciation, with no change in income taxes. The impact of the restatement to our net loss for the first quarter of 2004 was $2 million of additional rent expense and depreciation and a $29 million reduction of income tax benefit.

For further discussion of the effects of the restatement on the three months ended March 31, 2005 and 2004, see Part I. Item 1. Notes to Consolidated Financial Statements.

The information contained in this amendment, including the financial statements and the notes thereto, reflect only the adjustments described above and do not reflect events occurring after April 20, 2005, the date of the original filing of this Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Restated)
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Operating Revenue:
Passenger (excluding fees and taxes of $265 and $242) (A)	$2,266	$2,099
Cargo, mail and other	239	208
	2,505	2,307

Operating Expenses:
Wages, salaries and related costs	715	688
Aircraft fuel and related taxes	470	333
ExpressJet capacity purchase, net	353	317
Aircraft rentals	227	220
Landing fees and other rentals	171	160
Distribution costs	138	137
Maintenance, materials and repairs	112	112
Depreciation and amortization	99	104
Passenger services	77	69
Special charges	43	55
Other	273	249
	2,678	2,444

Operating Loss	(173)	(137)

Nonoperating Income (Expense):
Interest expense	(98)	(97)
Interest capitalized	3	4
Interest income	11	6
Income from affiliates	20	25
Gain on disposition of ExpressJet Holdings shares	51	-
Other, net	-	4
	(13)	(58)

Loss before Income Taxes	(186)	(195)

Income Tax Benefit	-	40

Net Loss	$ (186)	$ (155)

Loss per Share:
Basic	$ (2.79)	$ (2.36)
Diluted	$ (2.79)	$ (2.37)

Shares Used for Basic and Diluted Computation	66.5	65.9

  The fees and taxes are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(Restated)
	March 31,	December 31,	March 31,
ASSETS	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,258	$ 1,055	$ 986
Restricted cash and cash equivalents	242	211	175
Short-term investments	126	403	423
Total cash, cash equivalents and short-term investments	1,626	1,669	1,584
Accounts receivable, net	580	472	545
Spare parts and supplies, net	204	214	189
Deferred income taxes	177	166	170
Note receivable from ExpressJet Holdings, Inc	99	81	94
Prepayments and other	273	222	218
Total current assets	2,959	2,824	2,800

Property and Equipment:
Owned property and equipment:
Flight equipment	6,747	6,744	6,756
Other	1,266	1,262	1,211
	8,013	8,006	7,967
Less: Accumulated depreciation	2,138	2,053	1,872
	5,875	5,953	6,095

Purchase deposits for flight equipment	155	105	165

Capital leases	387	396	404
Less: Accumulated amortization	137	140	131
	250	256	273
Total property and equipment	6,280	6,314	6,533

Routes	615	615	615
Airport operating rights, net	231	236	253
Intangible pension asset	63	108	124
Investment in affiliates	152	156	191
Note receivable from ExpressJet Holdings, Inc.	-	18	99
Other assets, net	236	240	244

Total Assets	$10,536	$10,511	$10,859

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	March 31,	December 31,	March 31,
	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 644	$ 670	$ 464
Accounts payable	747	766	809
Air traffic liability	1,456	1,157	1,199
Accrued payroll	308	281	292
Accrued other liabilities	414	385	402
Total current liabilities	3,569	3,259	3,166

Long-Term Debt and Capital Leases	5,084	5,167	5,602

Deferred Income Taxes	387	378	384

Accrued Pension Liability	1,150	1,132	749

Other	383	420	379

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 92,181,499, 91,938,816 and 91,665,957 issued	1	1	1
Additional paid-in capital	1,411	1,408	1,405
Retained earnings	288	474	728
Accumulated other comprehensive loss	(596)	(587)	(414)
Treasury stock - 25,489,291, 25,476,881 and 25,471,881 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity (deficit)	(37)	155	579
Total Liabilities and Stockholders' Equity (Deficit)	$ 10,536	$ 10,511	$ 10,859

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

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on July 20, 2005 (the "2004 10-K/A"). As used in these Notes to Consolidated Financial Statements, the terms "Continental", "we", "us", "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Restatement. As discussed under the heading "Amendment No. 1 Overview" on page 3, we have restated our financial statements and other financial information contained in our originally filed Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. The following table sets forth the effects of the restatement on certain line items within our previously reported Consolidated Statements of Operations and Consolidated Balance Sheets (in millions except per share data):
	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	Previously Reported	Restated	Previously Reported	Restated

Landing fees and other rentals	$ 170	$ 171	$ 158	$ 160
Depreciation and amortization	98	99	104	104

Operating Income (Loss)	(171)	(173)	(135)	(137)

Income Tax Benefit (Expense)	-	-	69	40

Net Income (Loss)	(184)	(186)	(124)	(155)

Earnings (Loss) per Share:
Basic	$(2.76)	$(2.79)	$(1.88)	$(2.36)
Diluted	$(2.77)	$(2.79)	$(1.90)	$(2.37)

	March 31, 2005		March 31, 2004
	Previously Reported	Restated	Previously Reported	Restated

Current Assets:
Deferred Income Taxes	$ 180	$ 177	$ 173	$ 170

Property and Equipment:
Accumulated Depreciation	2,107	2,138	1,843	1,872

Deferred Income Taxes Liability.	390	387	395	384

Other Long-Term Liabilities	301	383	304	379

Retained earnings	401	288	824	728

Total Stockholders' Equity (Deficit)	76	(37)	675	579

In addition, this restatement also resulted in changes to Notes 2, 4, 5, 7 and 9.

Overview of Financial Condition. The current U.S. domestic network carrier financial environment continues to be the worst in history and could deteriorate further. We have had substantial losses since September 11, 2001. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable. With the current weak domestic yield environment caused in large part by the growth of low cost competitors, and with fuel prices at twenty-year highs, our cost structure is not competitive. Additionally, it continues to be difficult for us to obtain financing in the face of our significant and continuing losses and our current revenue and cost outlook. Many of our network competitors, such as American Airlines, Delta Air Lines, United Airlines and US Airways, have used bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

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

Among the many factors that threaten us and the network airline industry generally are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 10-K/A.

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

NOTE 2 - LOSS PER SHARE

The following table sets forth the components of basic and diluted earnings per share for the first quarter of 2005 and 2004 (in millions):
	Three Months Ended March 31,
	2005	2004

Numerator:
Numerator for basic earnings per share - net loss	$(186)	$(155)
Reduction in our proportionate equity in ExpressJet Holdings, Inc. ("Holdings") resulting from the assumed conversion of Holdings' contingently convertible securities	(1)	(1)
Numerator for diluted earnings per share - net loss after effect of dilutive securities of equity investee	$(187)	$(156)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares	66.5	65.9

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

The following table illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-based Compensation", for the three months ended March 31, 2005 and 2004 (in millions except per share amounts):
	2005	2004

Net loss, as reported	$(186)	$(155)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax in 2004	(1)	(1)
Net loss, pro forma	$ (187)	$ (156)

Basic loss per share:
As reported	$(2.79)	$(2.36)
Pro forma	$(2.82)	$(2.37)

Diluted loss per share:
As reported	$(2.79)	$(2.37)
Pro forma	$(2.83)	$(2.38)

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

NOTE 5 - COMPREHENSIVE LOSS

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive loss. For the first quarter of 2005 and 2004, total comprehensive loss amounted to $200 million and $152 million, respectively. Total comprehensive loss in the first quarter of 2005 includes a $23 million adjustment to the minimum pension liability resulting from the curtailment discussed in Note 6. The remaining difference between the net loss and total comprehensive loss for each period was attributable to changes in the fair value of derivative financial instruments.

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

In the first quarter of 2004, we recorded special charges of $55 million. Included in this charge were $19 million associated with future obligations for rent and return conditions related to three MD-80 aircraft that were permanently grounded during the quarter and a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesian Development Association.

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

NOTE 8 - INVESTMENT IN EXPRESSJET AND REGIONAL CAPACITY PURCHASE AGREEMENT

           Investment in ExpressJet. As the result of a series of transactions described in Note 15 to the financial statements included in our 2004 10-K/A, we account for our interest in Holdings, the parent company of ExpressJet, using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".  Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory.  As a result, we record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. Using equity accounting, we record our proportionate share of Holdings' net income in "income from affiliates" in our consolidated statement of operations.

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

Financial information for the three months ended March 31 by business segment is set forth below (in millions):
	2005	2004

Operating Revenue:
Mainline	$2,122	$1,953
Regional	383	354
Total Consolidated	$2,505	$2,307

Operating Loss:
Mainline	$ (81)	$ (66)
Regional	(92)	(71)
Total Consolidated	$ (173)	$ (137)

Net Loss:
Mainline	$ (95)	$ (113)
Regional	(91)	(42)
Total Consolidated	$ (186)	$ (155)

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Restated).

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2004 10-K/A, which identify important factors such as the consequences of our significant financial losses and high leverage, terrorist attacks, domestic and international economic conditions, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the demand for air travel, the airline pricing environment and industry capacity decisions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters). In addition to the foregoing risks, there can be no assurance that we will be able to obtain the needed pay and benefit reductions from our flight attendants or that the ratified agreements and the pay and benefit reductions and work rule changes from other work groups will enable the company to achieve the cost reductions expected, which will depend, upon other matters, on timely and effective implementation of new work rules, actual productivity improvement, employee attrition, technology implementation, our level of business activity, relations with employees generally and the ultimate accuracy of certain assumptions on which our cost savings are based. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

RESTATEMENT

As discussed under the heading "Amendment No. 1 Overview" on page 3 and further described in the Notes to the Consolidated Financial Statements, we have restated our financial statements and other financial information.

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

Among the many factors that threaten us and the network airline industry generally are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 10-K/A.

RESULTS OF OPERATIONS

Consolidated Results of Operations

We recorded a consolidated net loss of $186 million for the first quarter of 2005 as compared to a consolidated net loss of $155 million for the three months ended March 31, 2004. The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2005 as compared to the corresponding period in 2004. We consider the key measure of our performance to be operating income (loss), which was a loss of $173 million for the first quarter of 2005, as compared to a loss of $137 million for the first quarter of 2004. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)

Operating Revenue:
Passenger	$2,266	$2,099	$167	8.0%
Cargo, mail and other	239	208	31	14.9%
	2,505	2,307	198	8.6%

Operating Expenses:
Wages, salaries and related costs	715	688	27	3.9%
Aircraft fuel and related taxes	470	333	137	41.1%
ExpressJet capacity purchase, net	353	317	36	11.4%
Aircraft rentals	227	220	7	3.2%
Landing fees and other rentals	171	160	11	6.9%
Distribution costs	138	137	1	0.7%
Maintenance, materials and repairs	112	112	-	-
Depreciation and amortization	99	104	(5)	(4.8)%
Passenger services	77	69	8	11.6%
Special charges	43	55	(12)	NM
Other	273	249	24	9.6%
	2,678	2,444	234	9.6%

Operating Loss	(173)	(137)	36	26.3%

Nonoperating Income (Expense)	(13)	(58)	(45)	(77.6)%

Loss before Income Taxes	(186)	(195)	(9)	(4.6)%

Income Tax Benefit	-	40	(40)	NM

Net Loss	$(186)	$(155)	$ 31	20.0%

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

In March 2005, we recorded a $43 million non-cash curtailment charge relating to our agreement to freeze, effective May 31, 2005, the benefit accruals with respect to our pilots under our defined benefit pension plan. In the first quarter of 2004, we recorded fleet impairment losses and other special charges of $55 million. Included in this charge were $19 million associated with future obligations for rent and return conditions related to three MD-80 aircraft, which were permanently grounded, and a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesian Development Association.

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

Income Tax Benefit (Expense).   Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses during the first quarter of 2004. As a result, our net loss for the first quarter of 2005 was not reduced by any tax benefit. Our effective tax rate for the first quarter of 2004 also differs from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes and state income taxes.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$2,122	$1,953	$169	8.7%

Operating Expenses:
Wages, salaries and related costs	704	677	27	4.0%
Aircraft fuel and related taxes	470	333	137	41.1%
Aircraft rentals	158	158	-	-
Landing fees and other rentals	161	152	9	5.9%
Distribution costs	116	117	(1)	(0.9)%
Maintenance, materials and repairs	112	112	-	-
Depreciation and amortization	96	101	(5)	(5.0)%
Passenger services	74	67	7	10.4%
Special charges	43	55	(12)	NM
Other	269	247	22	8.9%
	2,203	2,019	184	9.1%

Operating Loss	$ (81)	$ (66)	$ 15	22.7%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended March 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$383	$354	$ 29	8.2%

Operating Expenses:
Wages, salaries and related costs	11	11	-	-
ExpressJet capacity purchase, net	353	317	36	11.4%
Aircraft rentals	69	62	7	11.3%
Landing fees and other rentals	10	8	2	25.0%
Distribution costs	22	20	2	10.0%
Depreciation and amortization	3	3	-	-
Passenger services	3	2	1	50.0%
Other	4	2	2	100.0%
	475	425	50	11.8%

Operating Loss	$(92)	$(71)	$ 21	29.6%

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

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet, higher fuel costs and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Three Months Ended March 31,
	2005	2004	Increase	% Increase

Capacity purchase expenses	$375	$364	$11	3.0%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	52	20	32	160.0%
Aircraft sublease income	(74)	(67)	7	10.4%
ExpressJet capacity purchase, net	$353	$317	$36	11.4%

Certain Statistical Information. An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	March 31,		Increase/
	2005	2004	(Decrease)

Mainline Statistics:
Passengers (thousands) (1)	10,598	9,917	6.9%
Revenue passenger miles (millions) (2)	16,159	14,713	9.8%
Available seat miles (millions) (3)	20,845	20,270	2.8%
Cargo ton miles (millions)	260	250	4.0%
Passenger load factor (4)	77.5%	72.6%	4.9 pts.
Passenger revenue per available seat mile (cents)	8.98	8.61	4.3%
Total revenue per available seat mile (cents)	10.18	9.64	5.6%
Average yield per revenue passenger mile (cents) (5)	11.59	11.87	(2.4)%
Cost per available seat mile, including special charges (cents) (6)	10.57	9.96	6.1%
Average price per gallon of fuel, including fuel taxes (cents)	145.30	104.13	39.5%
Fuel gallons consumed (millions)	324	320	1.3%
Average fare per revenue passenger	$179.51	$179.36	0.1%
Actual aircraft in fleet at end of period (7)	348	357	(2.5)%
Average length of aircraft flight (miles)	1,350	1,297	4.1%
Average daily utilization of each aircraft (hours) (8)	10:09	9:35	5.8%

Regional Statistics:
Passengers (thousands) (1)	3,524	2,893	21.8%
Revenue passenger miles (millions) (2)	1,953	1,542	26.7%
Available seat miles (millions) (3)	2,740	2,400	14.2%
Passenger load factor (4)	71.3%	64.2%	7.1 pts.
Passenger revenue per available seat mile (cents)	14.37	14.71	(2.3)%
Average yield per revenue passenger mile (cents) (5)	20.17	22.90	(11.9)%
Actual aircraft in fleet at end of period (7)	250	229	9.2%

Consolidated Statistics (Mainline and Regional):
Passengers (thousands) (1)	14,122	12,810	10.2%
Revenue passenger miles (millions) (2)	18,112	16,255	11.4%
Available seat miles (millions) (3)	23,585	22,670	4.0%
Passenger load factor (4)	76.8%	71.7%	5.1 pts.
Passenger revenue per available seat mile (cents)	9.61	9.26	3.8%
Average yield per revenue passenger mile (cents) (5)	12.51	12.91	(3.1)%
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

Deferred Tax Assets.  We have not paid federal income taxes in the last four years. As of December 31, 2004, we had a net deferred tax liability of $212 million including gross deferred tax assets aggregating $1.9 billion, $1.2 billion related to net operating losses ("NOLs"), and a valuation allowance of $404 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2004 10-K/A except as follows:

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

Item 4. Controls and Procedures.

Restatement

In mid-July 2005, we identified adjustments that were required to be recorded in prior periods relating to the way we accounted for (1) rent expense under operating leases for certain airport properties with fixed rent escalation clauses and (2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities. Descriptions of these adjustments follow:

- Rent Expense. Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") as clarified by Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," provides that rent expense under operating leases with fixed rent escalation clauses and lease incentives should be recognized evenly, on a straight-line basis over the lease term. Historically, we have accounted for all of our airport ground leases on an as-incurred basis. Based on an extensive review of our leases, we determined that some of our airport ground leases had fixed rent escalation clauses and that we were not recognizing rent expense appropriately. The adjustments reflected herein and in our 2004 10-K/A recognize such rent expense on a straight-line basis in accordance with generally accepted accounting principles. The aggregate lease expense adjustment is $82 million and covers the period from 1993 through March 31, 2005. The lease expense adjustment ranges from $3 million to $12 million per year.

- Depreciation Expense for Leasehold Improvements. The Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") recently issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Leasehold improvements for us are primarily at airport locations (e.g., capitalized construction costs of the ticketing area, gate area, airport lounges, etc.) or other leased facilities (i.e., office space, kitchens, maintenance and reservations). In practice, we had depreciated leasehold improvements over the useful life of the improvement when the lease term was less than 10 years. We followed this accounting practice due to our expectation that the lease would be renewed for at least the period over which the leasehold improvements were being depreciated. However, based on the recent interpretative guidance from the SEC staff, we have restated our financial statements to depreciate our leasehold improvements over the shorter of their economic lives or the remaining term of the lease. The aggregate depreciation expense adjustment is $31 million and covers the period from 1993 through March 31, 2005. The adjustment ranges from $1 million to $6 million per year.

After management's initial review of our lease agreements and our historical accounting, on July 14, 2005, management recommended to the Audit Committee that, upon completion of our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of these items. The Audit Committee agreed with this recommendation. On July 19, 2005, upon completion of our analysis, the Audit Committee approved our restated financial statements which are included herein and in our 2004 Form 10-K/A.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply SFAS 13, and its related interpretations, with respect to the recognition of rent expense on operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

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

Changes in Internal Controls. Other than as noted above in this Item 4, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the first quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
10.1*,**	Amendment to Compensation Reduction Agreement for Lawrence W. Kellner dated February 15, 2005.
10.2*,**	Amendment to Compensation Reduction Agreement for Jeffery A. Smisek dated February 15, 2005.
10.3*,**	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005.
10.4*,**	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005.
10.5*,**	Amendment to Compensation Reduction Agreement for Mark Erwin dated February 15, 2005.
10.6*,**	Second Amendment to Annual Executive Bonus Program, dated February 11, 2005.
10.7*,**	Second Amendment to Officer Retention and Incentive Award Program, dated February 11, 2005.
10.8**	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan.
10.9**	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan.
10.10**	Letter Agreement 6-1162-MSA-576 between The Boeing Company and Continental Airlines, Inc., dated February 28, 2005.
10.11**	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated February 28, 2005. (1)
10.12**	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated March 31, 2005 amending letter agreement dated December 29, 2004.
10.13**	Fourth Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of March 11, 2005. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

 *These exhibits relate to management contracts or compensatory plans or arrangements.

**Previously filed as an exhibit to our originally filed Form 10-Q for the quarter ended

    March 31, 2005.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: July 20, 2005	By:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: July 20, 2005	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

10.1*,**	Amendment to Compensation Reduction Agreement for Lawrence W. Kellner dated February 15, 2005.
10.2*,**	Amendment to Compensation Reduction Agreement for Jeffery A. Smisek dated February 15, 2005.
10.3*,**	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005.
10.4*,**	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005.
10.5*,**	Amendment to Compensation Reduction Agreement for Mark Erwin dated February 15, 2005.
10.6*,**	Second Amendment to Annual Executive Bonus Program, dated February 11, 2005.
10.7*,**	Second Amendment to Officer Retention and Incentive Award Program, dated February 11, 2005.
10.8**	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan.
10.9**	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan.
10.10**	Letter Agreement 6-1162-MSA-576 between The Boeing Company and Continental Airlines, Inc., dated February 28, 2005.
10.11**	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated February 28, 2005. (1)
10.12**	Letter Agreement between Boeing Capital Corporation and Continental Airlines, Inc. dated March 31, 2005 amending letter agreement dated December 29, 2004.
10.13**	Fourth Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of March 11, 2005. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

*These exhibits relate to management contracts or compensatory plans or arrangements.

**Previously filed as an exhibit to our originally filed Form 10-Q for the quarter ended March

   31, 2005.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.