Form 10-Q
period 2005-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2005-07-22
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

_______________

As of July 15, 2005, 67,042,223 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Revenue:
Passenger (excluding fees and taxes of $298, $265, $569, and $507, respectively) (A)	$2,621	$2,345	$4,888	$4,444
Cargo, mail and other	236	208	474	416
	2,857	2,553	5,362	4,860
Operating Expenses:
Wages, salaries and related costs	649	711	1,364	1,399
Aircraft fuel and related taxes	575	387	1,045	720
ExpressJet capacity purchase, net	382	328	735	645
Aircraft rentals	229	222	455	442
Landing fees and other rentals	181	163	352	323
Distribution costs	154	140	291	277
Maintenance, materials and repairs	106	102	218	214
Depreciation and amortization	98	105	197	208
Passenger services	84	76	162	145
Special charges	-	30	43	85
Other	280	249	554	499
	2,738	2,513	5,416	4,957

Operating Income (Loss)	119	40	(54)	(97)

Nonoperating Income (Expense):
Interest expense	(101)	(97)	(198)	(195)
Interest capitalized	3	3	5	8
Interest income	15	6	26	11
Income from affiliates	20	29	40	55
Gain on disposition of ExpressJet Holdings shares	47	-	98	-
Other, net	(3)	(9)	(3)	(5)
	(19)	(68)	(32)	(126)

Income (Loss) before Income Taxes	100	(28)	(86)	(223)
Income Tax Benefit	-	-	-	40

Net Income (Loss)	$ 100	$ (28)	$ (86)	$ (183)

Earnings (Loss) per Share:
Basic	$ 1.49	$ (0.41)	$(1.29)	$ (2.77)
Diluted	$ 1.26	$ (0.43)	$(1.29)	$ (2.80)
Shares Used for Computation:
Basic	66.8	66.0	66.6	65.9
Diluted	85.5	66.0	66.6	65.9

  The fees and taxes are primarily U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign departure taxes.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS (A)
(In millions, except for share data)
	June 30,	December 31,	June 30,
ASSETS	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$1,757	$ 1,055	$1,287
Restricted cash	241	211	177
Short-term investments	289	403	402
Total cash, cash equivalents and short-term investments	2,287	1,669	1,866
Accounts receivable, net	589	472	575
Spare parts and supplies, net	207	214	202
Deferred income taxes	184	166	176
Note receivable from ExpressJet Holdings, Inc.	72	81	108
Prepayments and other	318	222	248
Total current assets	3,657	2,824	3,175

Property and Equipment:
Owned property and equipment:
Flight equipment	6,713	6,744	6,813
Other	1,283	1,262	1,230
	7,996	8,006	8,043
Less: Accumulated depreciation	2,182	2,053	1,965
	5,814	5,953	6,078

Purchase deposits for flight equipment	186	105	133

Capital leases 3	363	396	405
Less: Accumulated amortization	118	140	137
	245	256	268
Total property and equipment	6,245	6,314	6,479

Routes	615	615	615
Airport operating rights, net	225	236	247
Intangible pension asset	63	108	124
Investment in affiliates	143	156	201
Note receivable from ExpressJet Holdings, Inc.	-	18	72
Other assets, net	243	240	247

Total Assets	$11,191	$10,511	$11,160

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 609	$ 670	$ 483
Accounts payable	851	766	877
Air traffic liability	1,657	1,157	1,397
Accrued payroll	292	281	299
Accrued other liabilities	432	385	394
Total current liabilities	3,841	3,259	3,450

Long-Term Debt and Capital Leases	5,415	5,167	5,530

Deferred Income Taxes	394	378	398

Accrued Pension Liability	1,083	1,132	825

Other	386	420	391

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 92,355,665, 91,938,816 and 91,684,344 issued	1	1	1
Additional paid-in capital	1,414	1,408	1,406
Retained earnings	388	474	700
Accumulated other comprehensive loss	(590)	(587)	(400)
Treasury stock - 25,489,291, 25,476,881 and 25,471,881 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity	72	155	566
Total Liabilities and Stockholders' Equity	$ 11,191	$ 10,511	$ 11,160

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Six Months Ended June 30,
	2005		2004
	(Unaudited)

Net cash provided by operations	$	$ 530	$ 463

Cash Flows from Investing Activities:
Capital expenditures		(78)	(109)
Purchase deposits paid in connection with future aircraft deliveries		(90)	(13)
Purchase deposits refunded in connection with aircraft delivered		12	100
Sale (purchase) of short-term investments, net		114	29
Proceeds from dispositions of property and equipment		32	3
Other		-	1
Net cash provided by (used in) investing activities		(10)	11

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(219)	(188)
Proceeds from issuance of long-term debt		425	-
Increase in restricted cash		(30)	(7)
Other		6	9
Net cash used in financing activities		182	(186)

Net Increase in Cash and Cash Equivalents		702	288

Cash and Cash Equivalents - Beginning of Period		1,055	999

Cash and Cash Equivalents - End of Period		$1,757	$1,287

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ -	$ 214
Contribution of ExpressJet Holdings stock to pension plan		$ 130	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K/A"). As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Primarily due to record-high fuel prices and the continued weak domestic fare environment, the current U.S. domestic network carrier financial environment continues to be poor and could deteriorate further. Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs for our flight attendants, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K/A.

We have had substantial losses since September 11, 2001, the magnitude of which is not sustainable. We have attempted to return to profitability by implementing the majority of $1.1 billion of annual cost-cutting and revenue-generating measures since 2002, and we have also made significant progress toward our goal of achieving an additional annual $500 million reduction in pay and benefits costs. We finalized changes to wages, work rules and benefits for all employees except our flight attendants and certain employees of our wholly-owned subsidiary Continental Micronesia, Inc. ("CMI") who are subject to collective bargaining agreements. We began implementing these changes in early April 2005, which, when fully implemented, are expected to result in approximately $418 million of annual pay and benefits cost savings on a run-rate basis.

A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. Our ability to achieve certain of the cost reductions will depend on effective implementation of new work rules, actual productivity improvements and implementation of changes in technology pertaining to employee work rules and benefits.

The current levels of pay and benefits for our flight attendants are not competitive. We have reengaged in discussions with our flight attendants concerning pay and benefit reductions, but have been unable to reach a tentative agreement. At our request, on July 6, 2005, the National Mediation Board appointed a federal mediator to assist us in reaching an agreement for pay and benefits reductions with our flight attendants, who are represented by the International Association of Machinists ("IAM").

Although revenue trends have been improving as we operate during what is historically the strongest period of the year, we still expect to incur a significant loss in 2005 due in large part to current high fuel prices. We have been able to implement some fare increases on certain domestic and international routes in recent months, but these increases have not fully offset the substantial increase in fuel prices.

Absent adverse factors outside our control, such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2006 cash flows will be sufficient to fund our current operations and other financial obligations through 2006. However, we have significant financial obligations due in 2007 and thereafter, and it is possible that we will have inadequate liquidity to meet those obligations if the current adverse domestic environment for network carriers does not improve materially, fuel prices remain high and we are unable to increase our revenue or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions will help us reduce our costs, but we do not expect that these reductions in and of themselves will restore our long-term profitability in the current environment.

NOTE 1 - EARNINGS (LOSS) PER SHARE

Components. The following table sets forth the components of basic and diluted earnings per share (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Numerator:
Numerator for basic earnings per share - net income (loss)	$100	$(28)	$(86)	$(183)
Effective of dilutive securities - interest expense on:
5% Convertible Notes	2	-	-	-
4.5% Convertible Notes	2	-	-	-
Convertible Junior Subordinated Debentures held by Subsidiary Trust	4	-	-	-
Reduction in our proportionate equity in ExpressJet Holdings, Inc. ("Holdings") resulting from the assumed conversion of Holdings' contingently convertible securities	-	(1)	-	(2)
Numerator for diluted earnings per share - net income (loss) after assumed conversions and effect of dilutive securities of equity investee	$ 108	$(29)	$(86)	$(185)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	66.8	66.0	66.6	65.9

Effect of dilutive securities:
5% Convertible Notes	8.8	-	-	-
4.5% Convertible Notes	5.0	-	-	-
Convertible Junior Subordinated Debentures held by Subsidiary Trust	4.1	-	-	-
Employee stock options	0.8	-	-	-
Dilutive potential common shares	18.7	-	-	-

Denominator for diluted earnings (loss) per share - adjusted weighted-average and assumed conversion	85.5	66.0	66.6	65.9

Potential Common Shares. Weighted average options to purchase approximately 5.1 million, 6.3 million, 5.6 million and 6.3 million shares of our Class B common stock were not included in the computation of diluted loss per share for each of the three months ended June 30, 2005 and 2004 and each of the six months ended June 30, 2005 and 2004, respectively, because the options' exercise prices were greater than the average market price of the common shares during the relevant periods or the effect of including the options would have been antidilutive. In addition, 17.9 million potential common shares related to our Convertible Junior Subordinated Debentures Held by Subsidiary Trust, 4.5% Convertible Notes and 5% Convertible Notes were excluded from the computation of diluted earnings per share for the three months ended June 30, 2004 and each of the six months ended June 30, 2005 and 2004 because they were antidilutive.

NOTE 2 - FLEET INFORMATION

Operating Fleet. As shown in the following table, our operating aircraft fleet consisted of 348 mainline jets and 256 regional jets at June 30, 2005, excluding aircraft out of service. The regional jets are leased by ExpressJet Airlines, Inc. ("ExpressJet") from us and are operated by ExpressJet as Continental Express. Our purchase commitments (firm orders) for aircraft, as well as options to purchase or lease additional aircraft as of June 30, 2005 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders		Options

787	-	-	-	10		5
777-200ER	18	6	12	-		1
767-400ER	16	14	2	-		-
767-200ER	10	9	1	-		-
757-300	9	9	-	8	(a)	-
757-200	41	13	28	-		-
737-900	12	8	4	3		-
737-800	92	26	66	29		6
737-700	36	12	24	15		23
737-500	63	15	48	-		-
737-300	51	15	36	-		-
Mainline jets	348	127	221	65		35

ERJ-145XR	86	-	86	18		75
ERJ-145	140	18	122	-		-
ERJ-135	30	-	30	-		-
Regional jets	256	18	238	18		75

Total	604	145	459	83		110
  Used aircraft to be leased.

During the first half of 2005, we placed into service one 737-800 aircraft, which was delivered in late 2004, and ExpressJet took delivery of 11 ERJ-145XR aircraft, six of which were delivered in the second quarter.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Firm Order and Option Aircraft. On March 30, 2005, we confirmed our previously announced agreement with Boeing for a firm order of ten new 787 aircraft, with the first 787 expected to be delivered in 2009. In addition to the ten firm order aircraft, we have options to purchase five additional 787 aircraft. We also confirmed our agreement to lease eight used 757-300 aircraft. We expect the 757-300 aircraft to be delivered beginning in the third quarter of 2005 through the first quarter of 2006. Additionally, we have accelerated into 2006 the delivery of six Boeing 737-800 aircraft that were previously scheduled to be delivered in 2008. Taking these new agreements with Boeing into consideration, as of June 30, 2005, we had firm purchase commitments for 57 aircraft from Boeing, with an estimated aggregate cost of approximately $2.6 billion, lease commitments for eight aircraft and options to purchase an additional 35 Boeing aircraft. Including three aircraft already delivered in July 2005, we expect to take delivery of 13 Boeing aircraft over the remaining six months of 2005 (seven new 737-800s and six 757-300s) and eight in 2006 (six new 737-800s and two 757-300s), with delivery of the remaining 44 Boeing aircraft occurring from 2008 through 2011.

In May 2005, we obtained a lease financing commitment from a third party for the seven new Boeing 737-800 aircraft scheduled to be delivered in the second half of 2005. We also have backstop lease financing for the six 737-800 aircraft expected to be delivered in 2006. By virtue of these agreements, we have secured financing for all Boeing aircraft scheduled to be delivered in 2005 and 2006. However, we currently do not have backstop financing or any other financing in place for the remainder of the Boeing firm aircraft that are scheduled to be delivered between 2008 and 2011. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures generally.

As of June 30, 2005, ExpressJet had firm commitments for 18 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $0.4 billion. ExpressJet currently anticipates taking delivery of ten of these firm commitment regional jets during the second half of 2005, with the remainder being delivered in 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they are delivered to ExpressJet.

Out-of-Service Aircraft. In addition to the above operating aircraft, we had 12 owned and nine leased MD-80 aircraft permanently removed from service as of June 30, 2005. The owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $22 million, and the remaining rentals on the leased out-of-service MD-80 aircraft have been accrued. As of June 30, 2005, we subleased one of the leased out-of-service MD-80 aircraft to a third party and we are currently exploring lease or sale opportunities for the remaining out-of-service aircraft. We cannot predict when or if purchasers, lessees or sublessees can be found, and it is possible that our owned MD-80 aircraft could suffer additional impairment.

Additionally, we have 12 Embraer 120 turboprop aircraft and nine ATR 42 turboprop aircraft out-of-service. We own nine and lease 12 of these aircraft. The nine owned aircraft are being carried at an aggregate fair value of $8 million, and the remaining rentals on the leased aircraft have been accrued. We currently sublease three of the leased out-of-service turboprop aircraft to a third party and are exploring lease or sale opportunities for the remaining out-of-service aircraft, subject to the same uncertainties as the out-of-service mainline aircraft discussed above.

NOTE 3 - LONG-TERM DEBT

Secured Loan Facility. In June 2005, we and our two wholly-owned subsidiaries, Air Micronesia, Inc. ("AMI") and CMI, closed on a $350 million secured loan facility. AMI and CMI have unconditionally guaranteed the loan made to us, and we and AMI have unconditionally guaranteed the loan made to CMI.

The facility consists of two loans, both of which have a term of six years and are non-amortizing, except for certain mandatory prepayments described below. The loans accrue interest at a floating rate determined by reference to the three-month London Interbank Offered Rate, known as LIBOR, plus 5.375% per annum. The loans and guarantees are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of AMI and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets.

The loan documents require us to maintain a minimum balance of unrestricted cash and cash equivalents of $1.0 billion dollars at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and cash equivalents of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans. In addition, if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by periodic appraisals, is greater than 48%, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than 48%.

Credit Card Marketing Agreement. In March 2005, we extended our current agreement with Chase Manhattan Bank USA, N.A. ("Chase") to jointly market credit cards. In addition to reaching an agreement on advertising and other marketing commitments, Chase agreed to increase the rate it pays for mileage credits under our frequent flyer program. In April 2005, Chase purchased $75 million of mileage credits under the program which will be redeemed for mileage purchases in 2007 and 2008 and recognized as revenue consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits has been treated as a loan from Chase and is reported as long-term debt in our balance sheet and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The new agreement extends through the end of 2009.

Maturities. Maturities of long-term debt due through December 31, 2005 and over the next four years are as follows (in millions):
July 1, 2005 through December 31, 2005	$423
Year ending December 31,
2006	534
2007	945
2008	641
2009	468

NOTE 4 - STOCK PLANS AND AWARDS

Pro Forma Information. We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost for our stock option plans is reflected in our consolidated statements of operations, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of Statement of Financial Account Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation," for the three and six months ended June 30, 2005 and 2004 (in millions except per share amounts):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$ 100	$ (28)	$ (86)	$(183)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax in 2004	(9)	(1)	(11)	(2)
Net income (loss), pro forma	$ 91	$ (29)	$ (97)	$ (185)

Basic earnings (loss) per share:
As reported	$1.49	$(0.41)	$(1.29)	$(2.77)
Pro forma	$1.35	$(0.44)	$(1.45)	$(2.81)

Diluted earnings (loss) per share:
As reported	$1.26	$(0.43)	$(1.29)	$(2.80)
Pro forma	$1.16	$(0.46)	$(1.46)	$(2.84)

Grants of Options to Employees. In connection with the pay and benefit cost reductions discussed herein, on March 30, 2005 we issued to substantially all employees, except flight attendants, officers, employees of CMI and certain international employees, stock options for approximately 8.5 million shares of our Class B common stock with an exercise price of $11.89 per share. The exercise price was the closing price of our common stock on the date of grant. The options represent approximately 12.8 percent of the currently outstanding shares of our common stock. The options will generally become exercisable in three equal installments on the first, second and third anniversaries of the date of grant, and will have terms of either six or eight years.

Employee Stock Purchase Plan. All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan. At the end of each fiscal quarter, participants may purchase shares of our Class B common stock at 85% of the fair market value of the stock on either the first day or the last day of the option period (whichever is lower), limited to a minimum purchase price of $10 per share. In the aggregate, 3,000,000 shares may be purchased under the plan. These shares may be newly issued or reacquired shares. During the first six months of 2005, 399,562 shares of Class B common stock were issued to participants at a weighted-average purchase price of $10.09 per share.

Pending Accounting Pronouncement. In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of SFAS 123, "Share Based Payment" ("SFAS 123R"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is to be estimated using an option-pricing model. The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Under the original SFAS 123, this accounting treatment was optional with pro forma disclosures required.

We are required to adopt SFAS 123R no later than January 1, 2006. It will be effective for all awards granted after that date and for the unvested portion of awards granted prior to the adoption date. The expense that will be recognized with respect to such unvested awards will be based on the grant-date fair value and vesting schedule of those awards used in calculating the pro forma disclosures required under SFAS 123 and presented above. We anticipate that the impact of adopting SFAS 123R on our statement of operations will be similar to the pro forma impact of SFAS 123 presented above. Adoption of SFAS 123R will not affect our overall financial position or liquidity.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

We include in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting. For the second quarter of 2005 and 2004, total comprehensive income (loss) amounted to $108 million and $(14) million, respectively. For the six months ended June 30, 2005 and 2004, total comprehensive income (loss) amounted to $(90) million and $(166) million, respectively. Total comprehensive income (loss) for the six months ended June 30, 2005 includes a $23 million loss adjustment to the minimum pension liability resulting from the curtailment recorded during the first quarter of 2005 discussed in Note 6. The remaining difference between net income (loss) and total comprehensive income (loss) for each period was attributable to changes in the fair value of derivative financial instruments.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan. Net periodic defined benefit pension expense for the three and six months ended June 30, 2005 and 2004 included the following components (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost	$ 20	$ 38	$ 60	$ 76
Interest cost	36	38	79	76
Expected return on plan assets	(31)	(29)	(62)	(58)
Amortization of prior service cost	2	5	7	10
Amortization of unrecognized net actuarial loss	17	24	39	42
Net periodic benefit expense	44	76	123	146
Curtailment loss (included in special charges)	-	-	43	-
Net benefit expense	$ 44	$ 76	$166	$146

Under the new collective bargaining agreement that our pilots ratified on March 30, 2005, benefit accruals with respect to the pilots under our defined benefit pension plan were frozen effective May 31, 2005, the assets and obligations related to pilots thereunder are being placed in a separate frozen defined benefit pension plan and we are obligated to establish and make contributions to a new defined contribution retirement program for pilots. All of the pilots' existing accrued benefits under our defined benefit plan at the date of the freeze have been preserved, including the right to receive a lump-sum payment upon retirement. Funding requirements under our pre-existing defined benefit pension plans (as well as the separate frozen defined benefit pension plan for pilots) will continue to be determined under applicable law. However, we have agreed with our pilots' union that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the frozen defined benefit pension plan for pilots, measured from March 30, 2005.

In March 2005, we recorded a $43 million non-cash curtailment charge in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," ("SFAS No. 88") in connection with freezing the portion of our defined benefit pension plan related to our pilots, using actuarial assumptions consistent with those we used at December 31, 2004. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

On January 6, 2005, we contributed 6.0 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. On June 13, 2005, we contributed $50 million cash to our defined benefit pension plan. On July 8, 2005, we contributed $40 million cash to the pilots' new frozen defined benefit pension plan. Including these contributions totaling $220 million, we currently expect to contribute a total of approximately $304 million in 2005 to our defined benefit pension plan and the pilots' frozen defined benefit plan to meet each plan's minimum funding obligation, after taking into consideration the changes discussed above.

Defined Contribution Plans for Pilots. The agreement with our pilots provides for a new defined contribution retirement plan to be established effective September 1, 2005. That plan will be a money purchase pension plan that is also subject to minimum contribution rules under the Internal Revenue Code. Contributions under the new defined contribution plan will generally be specified percentages of applicable pilot compensation, subject to applicable legal limits. The initial contribution to be made under this plan will include a make-up contribution that is based on eligible compensation since July 1, 2005. Further, the agreement provides that the pilots' accounts under the 401(k) plan, which covers substantially all of our employees, will be spun off effective September 1, 2005 to a separate 401(k) plan for pilots. In accordance with the agreement, employer contributions will be made to the pilots' 401(k) plan, including potential additional contributions which will depend on our pre-tax profits during a portion of the term of the pilots' agreement. To the extent contributions to either plan are limited by applicable law, the difference between the contractual amounts and the amounts permitted by law to be contributed to the defined contribution plans will be paid directly to pilots under a corresponding nonqualified arrangement.

Retiree Medical Benefits. Effective April 1, 2005, we made changes to certain retiree medical programs made available to eligible retirees. Previously, we offered these benefits on a workgroup-by-workgroup basis and had the periodic option of discontinuing the benefits. Generally, these benefits allow eligible retired employees to receive medical benefits that "bridge" their medical coverage from their date of retirement until attainment of Medicare eligibility, subject to applicable limits and conditions. Retirees are required to pay a portion of the costs of their retiree medical benefits to the extent they do not have sufficient accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans. We account for the retiree medical benefits plan under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," which requires recognition of the expected cost of benefits over the employee's service period. Following an amendment to the plan effective April 1, 2005, the accumulated postretirement benefit obligation under this plan was $240 million and our unrecognized prior service cost was also $240 million. The prior service cost will be recognized as expense over the remaining service period of currently active employees who will receive this benefit. The accumulated postretirement benefit obligation was calculated using a 5.75% discount rate and an assumed health care cost trend rate of 10% in 2005, declining to 5% in 2010 and thereafter. We recognized expense of $11 million related to this plan in the three months ended June 30, 2005. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of April 1, 2005 by approximately $23 million and our run-rate annual expense by approximately $3 million. A 1% decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation at April 1, 2005 by approximately $20 million and our run-rate annual expense by approximately $3 million.

Profit Sharing Plan. In January 2005, we announced that in connection with the pay and benefit reductions, we would be implementing an enhanced profit sharing program. The new program, which became effective April 1, 2005 and will be in place through 2009, creates an award pool of 30% of the first $250 million of pre-tax net income (as defined in the plan), 25% of the next $250 million and 20% of amounts over $500 million, subject to certain adjustments. Half of the profit-sharing pool will be allocated based on the relative share of the recently-agreed upon pay and benefit reductions accepted by most of our employee work groups and the other half will be allocated based on the relative wages of those work groups. Substantially all Continental employees will participate in the plan other than flight attendants, employees who participate in our management or officer bonus programs and certain non-U.S. employees. We currently anticipate that flight attendants will participate in this plan if we reach an agreement with their union and it is ratified by the members.

401(k) Plan. Our defined contribution 401(k) employee savings plans cover substantially all employees. Company matching contributions were terminated effective April 1, 2005 for substantially all employees other than flight attendants, mechanics, employees of CMI and pilots. Company matching contributions for pilots and CMI employees not subject to collective bargaining agreements ceased effective May 31, 2005 and June 1, 2005, respectively.

NOTE 7 - SPECIAL CHARGES

In the first quarter of 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots, as discussed in Note 6.

In the second quarter of 2004, we recorded a special charge of $30 million associated with future obligations for rent and return conditions related to six leased MD-80 aircraft that were permanently grounded during the quarter.

In the first quarter of 2004, we recorded special charges of $55 million. Included in this charge were $19 million associated with future obligations for rent and return conditions related to three MD-80 aircraft that were permanently grounded during the quarter and a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesia Development Association.

Activity related to the accruals for future lease payments and closure/under-utilization of facilities for the six months ended June 30, 2005 is as follows (in millions):
	Beginning Balance	Accrual	Payments	Other	Ending Balance

Allowance for future lease payments and return conditions	$116	-	(29)	(6)	$81
Closure/under-utilization of facilities	14	-	(2)	-	12

NOTE 8 - INVESTMENT IN EXPRESSJET AND REGIONAL CAPACITY PURCHASE AGREEMENT

           Investment in ExpressJet. As the result of a series of transactions described in Note 15 to the financial statements included in our 2004 Form 10-K/A, we account for our interest in Holdings, the parent company of ExpressJet, using the equity method of accounting set forth in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."  Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory.  As a result, we record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. Using equity accounting, we record our proportionate share of Holdings' net income in "income from affiliates" in our consolidated statement of operations.

On January 6, 2005, we contributed 6.0 million shares of Holdings common stock to our defined benefit pension plan, reducing our ownership in Holdings to 10.7 million shares, which represented a 19.7% interest in Holdings. We recognized a gain of $51 million in the first quarter of 2005 related to this transaction. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock to our defined benefit pension plan, further reducing our ownership to 4.7 million shares, or an 8.5% interest in Holdings. These 4.7 million shares had a market value of $40 million at June 30, 2005. We recognized a gain of $47 million in the second quarter of 2005 related to the April 2005 transaction. We will continue to account for our interest in Holdings using the equity method of accounting because of our ongoing ability to influence Holdings' operations significantly through our capacity purchase agreement and our continued representation on Holdings' Board of Directors, although our board representation has been reduced to one member. We do not currently intend to remain a stockholder of Holdings over the long term.  Subject to market conditions, we intend to sell or otherwise dispose of all of our shares of Holdings common stock in the future.

In addition to the Holdings shares we own, our defined benefit pension plan held 8.4 million shares of Holdings common stock at June 30, 2005. These shares represented a 15.4% interest in Holdings. The independent fiduciary that manages the Holdings shares in our defined benefit pension plan sold 3.7 million shares to third parties during the six months ended June 30, 2005. The combined interest in Holdings of our direct ownership and our pension plan at June 30, 2005 was 13.1 million shares, or 23.9% of Holdings' outstanding shares.

Capacity Purchase Agreement. Our capacity purchase agreement with Holdings and ExpressJet provides that we purchase in advance all of ExpressJet's available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Payments made under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin only applies to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. Such capacity purchase, net payments totaled $382 million and $735 million in the three and six months ended June 30, 2005 and $328 million and $645 million in the three and six months ended June 30, 2004, respectively.

Tax Sharing Agreement. We recognized nonoperating income related to our tax sharing agreement with Holdings of $7 million and $14 million for the three and six months ended June 30, 2005, respectively, and $12 million and $24 million in the three and six months ended June 30, 2004, respectively.

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

Financial information for the three and six months ended June 30 by business segment is set forth below (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Revenue:
Mainline	$2,384	$2,139	$4,505	$4,092
Regional	473	414	857	768
Total Consolidated	$2,857	$2,553	$5,362	$4,860

Operating Income (Loss):
Mainline	$ 157	$ 68	$ 75	$ 2
Regional	(38)	(28)	(129)	(99)
Total Consolidated	$ 119	$ 40	$ (54)	$ (97)

Net Income (Loss):
Mainline	$ 140	$ (14)	$ 43	$ (128)
Regional	(40)	(14)	(129)	(55)
Total Consolidated	$ 100	$ (28)	$ (86)	$ (183)

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by Holdings, and expenses include all activity related to the regional operations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. See Note 2 for a discussion of our aircraft purchase commitments.

Financings and Guarantees. We are the guarantor of approximately $1.7 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability described below. These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $166 million at June 30, 2005 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default, and the applicable documents provide that we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated. In September 2004, US Airways filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As of July 15, 2005, US Airways has made no election to assume or reject the lease agreement in its bankruptcy case.

We also have letters of credit and performance bonds at June 30, 2005 in the amount of $56 million with expiration dates through June 2008.

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

In our aircraft financing agreements, we typically indemnify the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct and other customary exclusions.

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate we lease and aircraft we operate.

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements, subject in most cases to certain mitigation obligations of the lenders. We had $1.7 billion of floating rate debt at June 30, 2005. In several financing transactions, with an aggregate carrying value of $1.4 billion, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes, subject to customary exclusions. Our lease obligations for these two aircraft totaled $54 million at June 30, 2005.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Credit Card Processing Agreement. Our bank-issued credit card processing agreement contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and aircraft rentals, adjusted for special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. The agreement also requires that we must maintain a debt rating of at least Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We are currently in compliance with all of the covenants. Failure to maintain compliance would result in our being required to post up to an additional $370 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

Secured Loan Facility. See Note 3 for a discussion of the secured loan facility we closed in June 2005.

Employees. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics, dispatchers and simulator engineers following negotiations with the Air Line Pilots Association International ("ALPA"), the IAM, the International Brotherhood of Teamsters ("Teamsters") and the Transport Workers Union ("TWU") (representing both dispatchers and simulator engineers). Each of these agreements was ratified on March 30, 2005 by the members of the covered work groups with the exception of the agreement with our flight attendants, which was not ratified. The unions with ratified agreements chose to go forward and implement their contracts despite the fact that the flight attendants did not ratify their agreement. As each of the new collective bargaining agreements is for a 45-month term, all of these agreements will become amendable on December 31, 2008.

As discussed in the introductory paragraphs to these Notes to Consolidated Financial Statements, on July 6, 2005, the National Mediation Board appointed a federal mediator to assist us in reaching an agreement for pay and benefits reductions with our flight attendants, who are represented by the IAM.

Environmental Matters.  We could be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles.  In 2001, the California Regional Water Quality Control Board ("CRWQCB") mandated a field study of the site, which was completed in September 2001.  In April 2005, under the threat of a CRWQCB enforcement action, we began environmental remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a work plan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports.

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We expect our total losses from all environmental matters to be $49 million, for which we were fully accrued at June 30, 2005.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We have not recognized any material receivables related to insurance recoveries at June 30, 2005.

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

Several travel agents who purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), in which the defendant airlines prevailed on summary judgment that was upheld on appeal, filed similar suits against Continental and other major carriers alleging violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. These pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. These actions were transferred and consolidated for pretrial purposes in 2003 by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has recently commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our financial condition, liquidity and results of operations.

We and/or certain of our subsidiaries are defendants in various other lawsuits, including one suit relating to certain environmental claims, and proceedings arising in the normal course of business.  While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, liquidity or results of operations, it is our opinion, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2004 Form 10-K/A, which identify important factors such as the consequences of our significant financial losses and high leverage, terrorist attacks, domestic and international economic conditions, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the demand for air travel, the airline pricing environment and industry capacity decisions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters). In addition to the foregoing risks, there can be no assurance that we will be able to obtain the needed pay and benefit reductions from our flight attendants and CMI employees or that the ratified agreements and the pay and benefit reductions and work rule changes from other work groups will enable the company to achieve the cost reductions expected, which will depend, upon other matters, on timely and effective implementation of new work rules, actual productivity improvement, employee attrition, technology implementation, our level of business activity, relations with employees generally and the ultimate accuracy of certain assumptions on which our cost savings are based. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

OVERVIEW

Primarily due to record-high fuel prices and the continued weak domestic fare environment, the current U.S. domestic network carrier financial environment continues to be poor and could deteriorate further. Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs for our flight attendants, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K/A.

We have had substantial losses since September 11, 2001, the magnitude of which is not sustainable. We have attempted to return to profitability by implementing the majority of $1.1 billion of annual cost-cutting and revenue-generating measures since 2002, and we have also made significant progress toward our goal of achieving an additional annual $500 million reduction in pay and benefits costs. We finalized changes to wages, work rules and benefits for all employees except our flight attendants and certain employees of our wholly-owned subsidiary CMI who are subject to collective bargaining agreements. We began implementing these changes in early April 2005, which, when fully implemented, are expected to result in approximately $418 million of annual pay and benefits cost savings on a run-rate basis.

A significant portion of the cost savings from our work groups, both unionized and non-unionized, will be derived from changes to benefits and work rules. Our ability to achieve certain of the cost reductions will depend on effective implementation of new work rules, actual productivity improvements and implementation of changes in technology pertaining to employee work rules and benefits.

The current levels of pay and benefits for our flight attendants are not competitive. We have reengaged in discussions with our flight attendants concerning pay and benefit reductions, but have been unable to reach a tentative agreement. At our request, on July 6, 2005, the National Mediation Board appointed a federal mediator to assist us in reaching an agreement for pay and benefits reductions with our flight attendants, who are represented by the IAM.

Although revenue trends have been improving as we operate during what is historically the strongest period of the year, we still expect to incur a significant loss in 2005 due in large part to current high fuel prices. We have been able to implement some fare increases on certain domestic and international routes in recent months, but these increases have not fully offset the substantial increase in fuel prices.

Absent adverse factors outside our control, such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2006 cash flows will be sufficient to fund our current operations and other financial obligations through 2006. However, we have significant financial obligations due in 2007 and thereafter, and it is possible that we will have inadequate liquidity to meet those obligations if the current adverse domestic environment for network carriers does not improve materially, fuel prices remain high and we are unable to increase our revenue or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions will help us reduce our costs, but we do not expect that these reductions in and of themselves will restore our long-term profitability in the current environment.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2005 as compared to the corresponding periods ended June 30, 2004.

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

Consolidated Results of Operations

We recorded consolidated net income of $100 million for the second quarter of 2005 as compared to a consolidated net loss of $28 million for the three months ended June 30, 2004. We consider the key measure of our performance to be operating income, which was $119 million for the second quarter of 2005, as compared to $40 million for the second quarter of 2004. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):
	Three Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$2,621	$2,345	$276	11.8%
Cargo, mail and other	236	208	28	13.5%
	2,857	2,553	304	11.9%

Operating Expenses:
Wages, salaries and related costs	649	711	(62)	(8.7)%
Aircraft fuel and related taxes	575	387	188	48.6%
ExpressJet capacity purchase, net	382	328	54	16.5%
Aircraft rentals	229	222	7	3.2%
Landing fees and other rentals	181	163	18	11.0%
Distribution costs	154	140	14	10.0%
Maintenance, materials and repairs	106	102	4	3.9%
Depreciation and amortization	98	105	(7)	(6.7)%
Passenger services	84	76	8	10.5%
Special charges	-	30	(30)	NM
Other	280	249	31	12.4%
	2,738	2,513	225	9.0%

Operating Income	119	40	79	197.5%

Nonoperating Income (Expense)	(19)	(68)	(49)	(72.1)%

Income (Loss) before Income Taxes	100	(28)	128	NM

Income Tax Benefit	-	-	-	-

Net Income (Loss)	$ 100	$ (28)	$128	NM

Operating Revenue. Passenger revenue increased due to increased traffic and fares on international flights and more regional flying. Consolidated revenue passenger miles for the quarter increased 8.3% year-over-year on a capacity increase of 5.5%, which produced a consolidated load factor for the second quarter of 2005 of 79.6%, up 2.0 points over the same period in 2004. Consolidated yield increased 3.2% year-over-year. Consolidated passenger revenue per available seat mile ("RASM") for the quarter increased 6.0% year-over-year due to higher load factors and yields. The improved RASM reflects recent domestic fare increases and our efforts to manage the revenue associated with the emerging trend of customers booking closer to flight dates, an improved mix of local versus flow traffic and our elimination of certain discount fares.

The table below shows passenger revenue for the quarter ended June 30, 2005 and period to period comparisons for passenger revenue, RASM and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase (Decrease) in Second Quarter 2005 vs Second Quarter 2004
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,241	5.2%	5.4%	(0.2)%
Trans-Atlantic	453	25.7%	9.5%	14.9%
Latin America	265	8.8%	8.6%	0.2%
Pacific	178	21.0%	4.3%	16.0%
Total Mainline	2,137	10.7%	6.3%	4.2%

Regional	484	17.1%	0.7%	16.3%

Total System	$2,621	11.8%	6.0%	5.5%

Cargo, mail and other revenue increased 13.5% primarily due to increases in revenue associated with sales of mileage credits in our OnePass frequent flyer program and increases in freight fuel surcharges, partially offset by decreased military charter flights and lower freight and mail volumes.

Operating Expenses. Wages, salaries and related costs decreased 8.7% primarily due to wage concessions and a slight decrease in the average number of employees. Aircraft fuel and related taxes increased substantially due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 47.3% from 113.35 cents in the second quarter of 2004 to 166.95 cents in the second quarter of 2005.

Payments made under our capacity purchase agreement are reported in ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin only applies to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the second quarter of 2005 than in the corresponding quarter of 2004 due to increased flight activity at ExpressJet and increased fuel prices, offset in part by lower renegotiated rates effective January 1, 2005 under the capacity purchase agreement.

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

In the second quarter of 2004, we recorded a special charge of $30 million associated with future obligations for rent and return conditions related to six leased MD-80 aircraft which were permanently grounded.

Nonoperating Income (Expense). Income from affiliates includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa Airlines. Income related to our tax sharing agreement with Holdings was $7 million in the second quarter of 2005 as compared to $12 million in the second quarter of 2004. We also recognized a gain of $47 million in the second quarter of 2005 related to the contribution of 6.1 million shares of Holdings common stock to our defined benefit pension plan.

Income Tax Benefit (Expense).   During the first quarter of 2004, due to our continued losses, we concluded that we were required to provide a valuation allowance for deferred tax assets because we had determined that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our net income for the second quarter of 2005 and net loss for the second quarter of 2004 were not reduced by any tax expense (benefit).

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$2,384	$2,139	$ 245	11.5%

Operating Expenses:
Wages, salaries and related costs	638	699	(61)	(8.7)%
Aircraft fuel and related taxes	575	387	188	48.6%
Aircraft rentals	158	158	-	-
Landing fees and other rentals	169	155	14	9.0%
Distribution costs	131	119	12	10.1%
Maintenance, materials and repairs	106	102	4	3.9%
Depreciation and amortization	96	102	(6)	(5.9)%
Passenger services	80	73	7	9.6%
Special charges	-	30	(30)	NM
Other	274	246	28	11.4%
	2,227	2,071	156	7.5%

Operating Income	$ 157	$ 68	$ 89	130.9%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$473	$414	$ 59	14.3%

Operating Expenses:
Wages, salaries and related costs	11	12	(1)	(8.3)%
ExpressJet capacity purchase, net	382	328	54	16.5%
Aircraft rentals	71	64	7	10.9%
Landing fees and other rentals	12	8	4	50.0%
Distribution costs	23	21	2	9.5%
Depreciation and amortization	2	3	(1)	(33.3)%
Passenger services	4	3	1	33.3%
Other	6	3	3	100.0%
	511	442	69	15.6%

Operating Loss	$(38)	$(28)	$ 10	35.7%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenues for the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the same factors discussed under consolidated results of operations, with the exception of aircraft rentals. Regional aircraft rental expense increased due to the higher number of regional jets in ExpressJet's fleet. ExpressJet took delivery of 21 new regional jets during the year ended December 31, 2004 and 11 new regional jets during the first six months of 2005.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet, higher fuel costs and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Three Months Ended June 30,
	2005	2004	Increase	% Increase

Capacity purchase expenses	$388	$371	$17	4.6%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	70	27	43	159.3%
Aircraft sublease income	(76)	(70)	6	8.6%
ExpressJet capacity purchase, net	$382	$328	$54	16.5%

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Consolidated Results of Operations

We recorded a consolidated net loss of $86 million for the six months ended June 30, 2005 as compared to a consolidated net loss of $183 million for the six months ended June 30, 2004. We consider the key measure of our performance to be operating income (loss), which was a loss of $54 million for the six months ended June 30, 2005, as compared to a loss of $97 million for the six months ended June 30, 2004. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):
	Six Months
	Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004

Operating Revenue:
Passenger	$4,888	$4,444	$444	10.0%
Cargo, mail and other	474	416	58	13.9%
	5,362	4,860	502	10.3%

Operating Expenses:
Wages, salaries and related costs	1,364	1,399	(35)	(2.5)%
Aircraft fuel and related taxes	1,045	720	325	45.1%
ExpressJet capacity purchase, net	735	645	90	14.0%
Aircraft rentals	455	442	13	2.9%
Landing fees and other rentals	352	323	29	9.0%
Distribution costs	291	277	14	5.1%
Maintenance, materials and repairs	218	214	4	1.9%
Depreciation and amortization	197	208	(11)	(5.3)%
Passenger services	162	145	17	11.7%
Special charges	43	85	(42)	NM
Other	554	499	55	11.0%
	5,416	4,957	459	9.3%

Operating Loss	(54)	(97)	(43)	(44.3)%

Nonoperating Income (Expense)	(32)	(126)	(94)	(74.6)%

Loss before Income Taxes	(86)	(223)	(137)	(61.4)%

Income Tax Benefit	-	40	(40)	(100.0)%

Net Loss	$ (86)	$ (183)	$ (97)	(53.0)%

Operating Revenue. Passenger revenue increased due to increased traffic and fares on international flights and more regional flying. Consolidated revenue passenger miles for 2005 increased 9.8% year-over-year on a capacity increase of 4.8%, which produced a consolidated load factor for the first half of 2005 of 78.3%, up 3.6 points over the same period in 2004. Consolidated yield increased 0.2% year-over-year. Consolidated RASM for the six months ended June 30, 2005 increased 5.0% year-over-year primarily due to higher load factors. The improved RASM also reflects recent domestic fare increases and our efforts to manage the revenue associated with the emerging trend of customers booking closer to flight dates, an improved mix of local versus flow traffic and our efforts to reduce discounting.

The table below shows passenger revenue for the six months ended June 30, 2005 and period to period comparisons for passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase (Decrease) in June 30, 2005 YTD vs June 30, 2004 YTD
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$2,339	2.7%	4.5%	(1.8)%
Trans-Atlantic	764	26.9%	9.2%	16.1%
Latin America	553	10.5%	7.5%	2.8%
Pacific	354	19.0%	4.5%	13.9%
Total Mainline	4,010	9.0%	5.3%	3.5%

Regional	878	14.5%	(0.6)%	15.3%

Total System	$4,888	10.0%	5.0%	4.8%

Cargo, mail and other revenue increased 13.9% primarily due to increases in revenue associated with sales of mileage credits in our OnePass frequent flyer program, partially offset by a reduction in freight and mail volumes and decreased military charter flights.

Operating Expenses. Wages, salaries and related costs decreased 2.5% primarily due to wage concessions, partially offset by a slight increase in the average number of employees. Aircraft fuel and related taxes increased substantially due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 43.7% from 108.88 cents in the first half of 2004 to 156.46 cents in the first half of 2005.

Payments made under our capacity purchase agreement are reported in ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin only applies to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the first half of 2005 than in the corresponding six months of 2004 due to increased flight activity at ExpressJet and increased fuel prices, offset in part by lower renegotiated rates effective January 1, 2005 under the capacity purchase agreement.

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

In March 2005, we recorded a $43 million non-cash curtailment charge relating to our agreement to freeze, effective May 31, 2005, the benefit accruals with respect to our pilots under our defined benefit pension plan. In the first six months of 2004, we recorded fleet impairment losses and other special charges of $85 million. Included in these charges were $49 million associated with future obligations for rent and return conditions related to nine leased MD-80 aircraft which were permanently grounded and a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesia Development Association.

Nonoperating Income (Expense). Income from affiliates includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa Airlines. Income related to our tax sharing agreement with Holdings was $14 million in the six months ended June 30, 2005 as compared to $24 million in the six months ended June 30, 2004. We also recognized gains of $98 million in the six months ended June 30, 2005 related to the contribution of 12.1 million shares of Holdings common stock to our defined benefit pension plan.

Income Tax Benefit (Expense).   During the first quarter of 2004, due to our continued losses, we concluded that we were required to provide a valuation allowance for deferred tax assets because we had determined that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our net losses for the six months ended June 30, 2005 and a portion of the six months ended June 30, 2004 were not reduced by any tax benefit. Our effective tax rate for the first six months of 2004 also differs from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes and state income taxes.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Six Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$4,505	$4,092	$413	10.1%

Operating Expenses:
Wages, salaries and related costs	1,342	1,376	(34)	(2.5)%
Aircraft fuel and related taxes	1,045	720	325	45.1%
Aircraft rentals	315	316	(1)	(0.3)%
Landing fees and other rentals	330	307	23	7.5%
Distribution costs	246	237	9	3.8%
Maintenance, materials and repairs	218	214	4	1.9%
Depreciation and amortization	192	203	(11)	(5.4)%
Passenger services	155	140	15	10.7%
Special charges	43	85	(42)	NM
Other	544	492	52	10.6%
	4,430	4,090	340	8.3%

Operating Income	$ 75	$ 2	$ 73	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Six Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$857	$768	$ 89	11.6%

Operating Expenses:
Wages, salaries and related costs	22	23	(1)	(4.3)%
ExpressJet capacity purchase, net	735	645	90	14.0%
Aircraft rentals	140	126	14	11.1%
Landing fees and other rentals	22	16	6	37.5%
Distribution costs	45	40	5	12.5%
Depreciation and amortization	5	5	-	-
Passenger services	7	5	2	40.0%
Other	10	7	3	42.9%
	986	867	119	13.7%

Operating Loss	$(129)	$(99)	$ 30	30.3%

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

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet, higher fuel costs and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Six Months Ended June 30,
	2005	2004	Increase	% Increase

Capacity purchase expenses	$763	$735	$28	3.8%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	123	48	75	156.3%
Aircraft sublease income	(151)	(138)	13	9.4%
ExpressJet capacity purchase, net	$ 735	$ 645	$ 90	14.0%

Certain Statistical Information. An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	June 30,		Increase/
	2005	2004	(Decrease)

Mainline Statistics:
Passengers (thousands) (1)	11,465	11,020	4.0%
Revenue passenger miles (millions) (2)	18,046	16,829	7.2%
Available seat miles (millions) (3)	22,456	21,547	4.2%
Cargo ton miles (millions)	237	248	(4.4)%
Passenger load factor (4)	80.4%	78.1%	2.3 pts.
Passenger revenue per available seat mile (cents)	9.52	8.96	6.3%
Total revenue per available seat mile (cents)	10.62	9.93	6.9%
Average yield per revenue passenger mile (cents) (5)	11.84	11.47	3.2%
Cost per available seat mile, including special charges (cents) (6)	9.92	9.61	3.2%
Average price per gallon of fuel, including fuel taxes (cents)	166.95	113.35	47.3%
Fuel gallons consumed (millions)	344	341	0.9%
Average fare per revenue passenger	$189.18	$178.66	5.9%
Actual aircraft in fleet at end of period (7)	348	352	(1.1)%
Average length of aircraft flight (miles)	1,374	1,323	3.9%
Average daily utilization of each aircraft (hours) (8)	10:37	10:13	3.9%

Regional Statistics:
Passengers (thousands) (1)	4,075	3,538	15.2%
Revenue passenger miles (millions) (2)	2,246	1,906	17.8%
Available seat miles (millions) (3)	3,026	2,603	16.3%
Passenger load factor (4)	74.2%	73.2%	1.0 pts.
Passenger revenue per available seat mile (cents)	16.00	15.89	0.7%
Average yield per revenue passenger mile (cents) (5)	21.56	21.70	(0.6)%
Actual aircraft in fleet at end of period (7)	256	235	8.9%

Consolidated Statistics (Mainline and Regional):
Passengers (thousands) (1)	15,540	14,558	6.7%
Revenue passenger miles (millions) (2)	20,292	18,735	8.3%
Available seat miles (millions) (3)	25,482	24,150	5.5%
Passenger load factor (4)	79.6%	77.6%	2.0 pts.
Passenger revenue per available seat mile (cents)	10.29	9.71	6.0%
Average yield per revenue passenger mile (cents) (5)	12.92	12.52	3.2%

	Six Months Ended		Net
	June 30,		Increase/
	2005	2004	(Decrease)

Mainline Statistics:
Passengers (thousands) (1)	22,063	20,937	5.4%
Revenue passenger miles (millions) (2)	34,205	31,542	8.4%
Available seat miles (millions) (3)	43,301	41,817	3.5%
Cargo ton miles (millions)	497	498	(0.2)%
Passenger load factor (4)	79.0%	75.4%	3.6 pts.
Passenger revenue per available seat mile (cents)	9.26	8.79	5.3%
Total revenue per available seat mile (cents)	10.40	9.79	6.2%
Average yield per revenue passenger mile (cents) (5)	11.72	11.66	0.5%
Cost per available seat mile, including special charges (cents) (6)	10.23	9.78	4.6%
Average price per gallon of fuel, including fuel taxes (cents)	156.46	108.88	43.7%
Fuel gallons consumed (millions)	668	661	1.1%
Average fare per revenue passenger	$184.54	$178.99	3.1%
Actual aircraft in fleet at end of period (7)	348	352	(1.1)%
Average length of aircraft flight (miles)	1,362	1,310	4.0%
Average daily utilization of each aircraft (hours) (8)	10:23	9:54	4.9%

Regional Statistics:
Passengers (thousands) (1)	7,598	6,431	18.1%
Revenue passenger miles (millions) (2)	4,198	3,448	21.8%
Available seat miles (millions) (3)	5,766	5,003	15.3%
Passenger load factor (4)	72.8%	68.9%	3.9 pts.
Passenger revenue per available seat mile (cents)	15.23	15.32	(0.6)%
Average yield per revenue passenger mile (cents) (5)	20.91	22.23	(5.9)%
Actual aircraft in fleet at end of period (7)	256	235	8.9%

Consolidated Statistics (Mainline and Regional):
Passengers (thousands) (1)	29,661	27,368	8.4%
Revenue passenger miles (millions) (2)	38,403	34,990	9.8%
Available seat miles (millions) (3)	49,067	46,820	4.8%
Passenger load factor (4)	78.3%	74.7%	3.6 pts.
Passenger revenue per available seat mile (cents)	9.96	9.49	5.0%
Average yield per revenue passenger mile (cents) (5)	12.73	12.70	0.2%

_______________________

  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles that those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average revenue received for each revenue passenger mile flown.
  Includes special charges per available seat mile, as follows: none for the three months ended June 30, 2005, 0.14 cents for the three months ended June 30, 2004, 0.10 cents for the six months ended June 30, 2005 and 0.20 cents for the six months ended June 30, 2004.
  Excludes aircraft that have been removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had $2.3 billion in consolidated cash, cash equivalents and short-term investments, which is $618 million higher than at December 31, 2004. At June 30, 2005, we had $241 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and interest rate swap agreements. Restricted cash at December 31, 2004 totaled $211 million.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

Although revenue trends have been improving as we operate during what is historically the strongest period of the year, we still expect to incur a significant loss in 2005 due in large part to current high fuel prices. We have been able to implement some fare increases on certain domestic and international routes in recent months, but these increases have not fully offset the substantial increase in fuel prices.

Absent adverse factors outside our control, such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2006 cash flows will be sufficient to fund our current operations and other financial obligations through 2006. However, we have significant financial obligations due in 2007 and thereafter, and it is possible that we will have inadequate liquidity to meet those obligations if the current adverse domestic environment for network carriers does not improve materially, fuel prices remain high and we are unable to increase our revenue or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions will help us reduce our costs, but we do not expect that these reductions in and of themselves will restore our profitability in the current environment.

Operating Activities. Cash flows provided by operations for the six months ended June 30, 2005 were $530 million compared to cash flows provided by operations of $463 million in the comparable period of 2004. Cash flows from operations increased primarily due to advance ticket sales associated with increased international flight activity, partially offset by the contribution of $50 million cash to our defined benefit pension plan in June 2005.

Investing Activities. Cash flows used in investing activities were $10 million for the six months ended June 30, 2005 compared to cash flows provided by investing activities of $11 million for the six months ended June 30, 2004. A significant component of cash provided by investing activities in the first six months of 2005 was our conversion of certain short-term auction rate certificates into short-term cash equivalents. The increase in purchase deposits paid in the first half of 2005 is due to the timing of aircraft deliveries. The delivery of the mainline aircraft in the first half of 2004 resulted in higher purchase deposit refunds as compared to the first half of 2005. We took delivery of 11 regional jets during the first six months of 2005, compared to 11 mainline aircraft (of which five were owned and six were leased) and 11 leased regional jets in the first six months of 2004.

We have substantial commitments for capital expenditures. Net capital expenditures for 2005 are expected to be $235 million, or $215 million when reduced by purchase deposits to be refunded, net of purchase deposits paid. Projected net capital expenditures for 2005 consist of $80 million of fleet expenditures, $120 million of non-fleet expenditures and $35 million for rotable parts and capitalized interest. Through June 30, 2005, our net capital expenditures totaled $78 million and net purchase deposits paid totaled $78 million.

Financing Activities. Cash flows provided by financing activities, primarily the issuance of new long-term debt offset by the payment of long-term debt and capital lease obligations, were $182 million for the six months ended June 30, 2005, compared to cash flows used in financing activities of $186 million in the six months ended June 30, 2004.

In June 2005, we and our two wholly owned subsidiaries, AMI and CMI, closed on a $350 million secured loan facility. AMI and CMI have unconditionally guaranteed the loan made to us, and we and AMI have unconditionally guaranteed the loan made to CMI.

The facility consists of two loans, both of which have a term of six years and are non-amortizing, except for certain mandatory prepayments described below. The loans accrue interest at a floating rate determined by reference to the three-month London Interbank Offered Rate, known as LIBOR, plus 5.375% per annum. The loans and guarantees are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of AMI and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets.

The loan documents require us to maintain a minimum balance of unrestricted cash and cash equivalents of $1.0 billion dollars at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and cash equivalents of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans. In addition, if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by periodic appraisals, is greater than 48%, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than 48%.

In March 2005, we extended our current agreement with Chase to jointly market credit cards. In addition to reaching an agreement on advertising and other marketing commitments, Chase agreed to increase the rate it pays for mileage credits under our frequent flyer program. In April 2005, Chase purchased $75 million of mileage credits under the program which will be redeemed for mileage purchases in 2007 and 2008 and recognized as revenue consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits has been treated as a loan from Chase and is reported as long-term debt in our balance sheet and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The new agreement extends through the end of 2009.

At June 30, 2005, we had approximately $6.0 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our interests in Holdings and Copa Airlines remain unencumbered. We were in compliance with all debt covenants at June 30, 2005.

At June 30, 2005, our senior unsecured debt ratings were Caa2 by Moody's and CCC+ by Standard & Poor's. Reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $60 million under our new bank-issued credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. We are currently in compliance with all of the covenants. Failure to maintain compliance would result in our being required to post up to an additional $370 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

Deferred Tax Assets.  We have not paid federal income taxes in the last four years. As of December 31, 2004, we had a net deferred tax liability of $212 million including gross deferred tax assets aggregating $1.9 billion, $1.2 billion related to net operating losses ("NOLs"), and a valuation allowance of $404 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.37% for June 2005). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $39 million per year, before consideration of any built-in gains.

The Internal Revenue Service ("IRS") is in the process of examining our income tax returns for years through 2001 and has indicated that it may disallow certain deductions we claimed. We believe the ultimate resolution of these audits will not have a material adverse effect on our financial condition, liquidity or results of operations.

Pension Plans. Under the new collective bargaining agreement that our pilots ratified on March 30, 2005, the benefit accruals with respect to the pilots under our defined benefit pension plan were frozen effective May 31, 2005, the assets and obligations related to pilots thereunder are being placed in a separate frozen defined benefit pension plan and we are obligated to establish and make contributions to a new defined contribution retirement program for pilots. All of the pilots' existing accrued benefits under our defined benefit plan at the date of the freeze have been preserved, including the right to receive a lump-sum payment upon retirement. Funding requirements under our pre-existing defined benefit pension plans (as well as the separate frozen defined benefit pension plan for pilots) will continue to be determined under applicable law. However, we have agreed with our pilots' union that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the frozen defined benefit pension plan for pilots, measured from March 30, 2005.

On January 6, 2005, we contributed 6.0 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock valued at $65 million to our defined benefit pension plan. On June 13, 2005, we contributed $50 million cash to our defined benefit pension plan. On July 8, 2005, we contributed $40 million cash to the pilots' new frozen defined benefit pension plan. Including these contributions totaling $220 million, we currently expect to contribute a total of approximately $304 million in 2005 to our defined benefit pension plan and the pilots' frozen defined benefit plan to meet each plan's minimum funding obligation, after taking into consideration the changes discussed above.

The agreement with our pilots provides for a new defined contribution retirement plan to be established effective September 1, 2005. That plan will be a money purchase pension plan that is also subject to minimum contribution rules under the Internal Revenue Code. Contributions under the new defined contribution plan will generally be specified percentages of applicable pilot compensation, subject to applicable legal limits. The initial contribution to be made under this plan will include a make-up contribution that is based on eligible compensation since July 1, 2005. Further, the agreement provides that the pilots' accounts under the 401(k) plan, which covers substantially all of our employees, will be spun off effective September 1, 2005 to a separate 401(k) plan for pilots. In accordance with the agreement, employer contributions will be made to the pilots' 401(k) plan, including potential additional contributions which will depend on our pre-tax profits during a portion of the term of the pilots' agreement. To the extent contributions to either plan are limited by applicable law, the difference between the contractual amounts and the amounts permitted by law to be contributed to the defined contribution plans will be paid directly to pilots under a corresponding nonqualified arrangement.

Liquidity and Credit Support Providers. We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 252 leased and owned mainline jet aircraft currently in our fleet. Typically, these pass-through certificates, as well as a separate financing secured by aircraft spare parts and spare engines, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 101 leased regional jet aircraft. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on four separate financings with an outstanding principal balance of $595 million at June 30, 2005. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.), Financial Security Assurance, Inc. (a subsidiary of Financial Security Assurance Holdings Ltd.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for FGIC is available over the internet at http://www.fgic.com and financial information for the parent companies of our other policy providers is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2004 Form 10-K/A except as follows:

Foreign Currency. We had the following foreign currency hedges outstanding at June 30, 2005 covering net cash flows for the remainder of 2005:

  Forward contract to hedge approximately 60% of our projected Japanese yen-denominated net cash flows.
  Forward and option contracts to hedge approximately 36% of our British pound-denominated net cash flows.
  Forward and option contracts to hedge approximately 39% of our projected euro-denominated net cash flows.
  Forward contracts to hedge approximately 32% of our projected Canadian dollar-denominated net cash flows.

We estimate that at June 30, 2005, a 10% strengthening in the value of the U.S. dollar relative to the Japanese yen, British pound, euro and Canadian dollar would have increased the fair value of the existing option and/or forward contracts by $13 million, $5 million, $3 million and $1 million, respectively, offset by a corresponding loss on the underlying exposure of $12 million, $12 million, $5 million and $3 million, respectively, resulting in a net increase (decrease) in revenue of $1 million, $(7) million, $(2) million and $(2) million, respectively.

Aircraft Fuel. As of June 30, 2005, we did not have any jet fuel hedges in place.

Item 4. Controls and Procedures.

Restatement of Previous Filings

In mid-July 2005, we identified adjustments that were required to be recorded in prior periods relating to the way we accounted for (1) rent expense under operating leases for certain airport properties with fixed rent escalation clauses and (2) depreciation expense for leasehold improvements with respect to certain airport locations and other facilities. Descriptions of these adjustments follow:

- Rent Expense. Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") as clarified by Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," provides that rent expense under operating leases with fixed rent escalation clauses and lease incentives should be recognized evenly, on a straight-line basis over the lease term. Historically, we have accounted for all of our airport ground leases on an as-incurred basis. Based on an extensive review of our leases, we determined that some of our airport ground leases had fixed rent escalation clauses and that we were not recognizing rent expense appropriately. The adjustments recognized such rent expense on a straight-line basis in accordance with generally accepted accounting principles. The aggregate lease expense adjustment was $82 million and covers the period from 1993 through March 31, 2005. The lease expense adjustment ranged from $3 million to $12 million per year.

- Depreciation Expense for Leasehold Improvements. The Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") recently issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Leasehold improvements for us are primarily at airport locations (e.g., capitalized construction costs of the ticketing area, gate area, airport lounges, etc.) or other leased facilities (i.e., office space, kitchens, maintenance and reservations). In practice, we had depreciated leasehold improvements over the useful life of the improvement when the lease term was less than 10 years. We followed this accounting practice due to our expectation that the lease would be renewed for at least the period over which the leasehold improvements were being depreciated. However, based on the recent interpretative guidance from the SEC staff, we have restated our financial statements to depreciate our leasehold improvements over the shorter of their economic lives or the remaining term of the lease. The aggregate depreciation expense adjustment was $31 million and covers the period from 1993 through March 31, 2005. The adjustment ranged from $1 million to $6 million per year.

After management's initial review of our lease agreements and our historical accounting, on July 14, 2005, management recommended to the Audit Committee that, upon completion of our analysis of the impact of the items described above, our previously filed financial statements be restated to reflect the correction of these items. The Audit Committee agreed with this recommendation. On July 19, 2005, upon completion of our analysis, the Audit Committee approved our restated financial statements that were included in Amendment No. 1 to each of our Form 10-K for the year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005, each of which was filed with the SEC on July 20, 2005.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly apply SFAS 13, and its related interpretations, with respect to the recognition of rent expense on operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

Remediation of Material Weakness in Internal Control

We have performed an extensive review of our leases and our leasehold improvements in an effort to ensure that the restated financial statements reflect all necessary adjustments. We have also designed new internal control procedures to help remediate the issues and to ensure that new leases and changes to existing leases, as well as future leasehold improvements, will be accounted for in accordance with generally accepted accounting principles, including the following:

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

Changes in Internal Controls. Other than as noted above in this Item 4, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the second quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Several travel agents who purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), in which the defendant airlines prevailed on summary judgment that was upheld on appeal, filed similar suits against Continental and other major carriers alleging violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. These pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003; Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio), filed on May 8, 2003; and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has recently commenced.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Continental's Annual Meeting of Stockholders was held on June 16, 2005. The following individuals were elected to Continental's Board of Directors to hold office for the ensuing year:
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack, Jr.	54,774,212	3,011,857
Kirbyjon H. Caldwell	54,747,185	3,038,884
Lawrence W. Kellner	55,342,193	2,443,876
Douglas H. McCorkindale	55,347,790	2,438,279
Henry L. Meyer III	55,320,247	2,465,822
Oscar Munoz	55,330,023	2,456,046
George G. C. Parker	55,297,546	2,488,523
Jeffery A. Smisek	55,215,207	2,570,862
Karen Hastie Williams	54,180,819	3,605,250
Ronald B. Woodard	55,285,755	2,500,314
Charles A. Yamarone	54,419,366	3,366,703

A proposal to re-approve the material terms of the performance goal under the performance award provisions of Continental's Incentive Plan 2000 was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining

56,310,393	1,321,148	154,528

A proposal to ratify the appointment of Ernst & Young LLP as Continental's independent registered public accounting firm for the fiscal year ending December 31, 2005 was voted on by the stockholders as follows:
Votes For	Votes Against	Votes Abstaining

57,013,806	712,937	59,326

Item 5. Other Information.

None.

Item 6. Exhibits.
10.1

Supplemental Agreement No. 21 dated as of June 1, 2003 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.

10.2

Credit and Guaranty Agreement dated as of June 1, 2005 among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital Inc., as administrative agent, and the lenders party thereto. (1)

10.3

Supplemental Agreement No. 34 dated June 22, 2005 to Purchase Agreement No. 1951 between Continental and The Boeing Company, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951"). (1)

10.4	Supplemental Agreement No. 35 dated June 30, 2005 to P.A. 1951. (1)
10.5

Supplemental Agreement No. 1, dated as of June 30, 2005, to Purchase Agreement No. 2484 between Continental and The Boeing Company, dated December 29, 2004, relating to the purchase of Boeing 787 aircraft. (1)

10.6

Amendment No. 32 dated as of May 31, 2005, to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc. (successor in interest to Continental Express, Inc.) dated August 5, 1996 relating to the purchase of EMB 145 aircraft. (1)

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
CONTINENTAL AIRLINES, INC.
Registrant

Date: July 21, 2005	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: July 21, 2005	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

10.1

Supplemental Agreement No. 21 dated as of June 1, 2003 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.

10.2

Credit and Guaranty Agreement dated as of June 1, 2005 among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital Inc., as administrative agent, and the lenders party thereto. (1)

10.3

Supplemental Agreement No. 34 dated June 22, 2005 to Purchase Agreement No. 1951 between Continental and The Boeing Company, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951"). (1)

10.4	Supplemental Agreement No. 35 dated June 30, 2005 to P.A. 1951. (1)
10.5

Supplemental Agreement No. 1, dated as of June 30, 2005, to Purchase Agreement No. 2484 between Continental and The Boeing Company, dated December 29, 2004, relating to the purchase of Boeing 787 aircraft. (1)

10.6

Amendment No. 32 dated as of May 31, 2005, to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc. (successor in interest to Continental Express, Inc.) dated August 5, 1996 relating to the purchase of EMB 145 aircraft. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.