Form 10-Q
period 2005-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2005-10-18
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No     X

_______________

As of October 14, 2005, 67,049,625 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Revenue:
Passenger (excluding fees and taxes of $315, $280, $884, and $787, respectively)	$2,760	$2,393	$7,647	$6,837
Cargo, mail and other	241	209	716	625
	3,001	2,602	8,363	7,462
Operating Expenses:
Aircraft fuel and related taxes	684	414	1,729	1,134
Wages, salaries and related costs	646	703	2,009	2,102
ExpressJet capacity purchase, net	406	347	1,140	992
Aircraft rentals	234	224	689	666
Landing fees and other rentals	182	171	535	494
Distribution costs	154	139	445	416
Maintenance, materials and repairs	116	107	334	321
Depreciation and amortization	97	104	293	313
Passenger services	91	84	252	229
Special charges	3	22	46	107
Other	279	265	836	763
	2,892	2,580	8,308	7,537

Operating Income (Loss)	109	22	55	(75)

Nonoperating Income (Expense):
Interest expense	(106)	(97)	(304)	(292)
Interest capitalized	4	3	9	11
Interest income	21	8	47	19
Income from affiliates	27	29	67	83
Gain on disposition of ExpressJet Holdings shares	-	-	98	-
Other, net	6	17	3	13
	(48)	(40)	(80)	(166)

Income (Loss) before Income Taxes	61	(18)	(25)	(241)
Income Tax Benefit	-	-	-	40

Net Income (Loss)	$ 61	$ (18)	$ (25)	$ (201)

Earnings (Loss) per Share:
Basic	$ 0.91	$ (0.28)	$ (0.37)	$ (3.05)
Diluted	$ 0.80	$ (0.29)	$ (0.38)	$ (3.09)
Shares Used for Computation:
Basic	67.0	66.3	66.8	66.1
Diluted	81.9	66.3	66.8	66.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	September 30,	December 31,	September 30,
ASSETS	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,579	$ 1,055	$1,173
Restricted cash	247	211	192
Short-term investments	344	403	366
Total cash, cash equivalents and short-term investments	2,170	1,669	1,731
Accounts receivable, net	546	472	541
Spare parts and supplies, net	241	214	213
Deferred income taxes	154	166	172
Note receivable from ExpressJet Holdings, Inc.	45	81	54
Prepayments and other	293	222	247
Total current assets	3,449	2,824	2,958

Property and Equipment:
Owned property and equipment:
Flight equipment	6,680	6,744	6,745
Other	1,301	1,262	1,251
	7,981	8,006	7,996
Less: Accumulated depreciation	2,213	2,053	1,989
	5,768	5,953	6,007

Purchase deposits for flight equipment	126	105	113

Capital leases 3	362	396	396
Less: Accumulated amortization	122	140	135
	240	256	261
Total property and equipment	6,134	6,314	6,381

Routes	486	615	615
Airport operating rights, net	138	236	242
Intangible pension asset	63	108	124
Investment in affiliates	163	156	236
Note receivable from ExpressJet Holdings, Inc.	-	18	45
Other assets, net	239	240	231

Total Assets	$10,672	$10,511	$10,832

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2005	2004	2004
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 620	$ 670	$ 382
Accounts payable	741	766	815
Air traffic and frequent flyer liability	1,527	1,157	1,182
Accrued payroll	253	281	299
Accrued other liabilities	445	385	409
Total current liabilities	3,586	3,259	3,087

Long-Term Debt and Capital Leases	5,337	5,167	5,463

Deferred Income Taxes	154	378	407

Accrued Pension Liability	1,079	1,132	895

Other	381	420	404

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 92,539,037, 91,938,816 and 91,937,192 issued	1	1	1
Additional paid-in capital	1,416	1,408	1,409
Retained earnings	449	474	682
Accumulated other comprehensive loss	(590)	(587)	(375)
Treasury stock - 25,489,291, 25,476,881 and 25,471,881 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity	135	155	576
Total Liabilities and Stockholders' Equity	$ 10,672	$ 10,511	$ 10,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Nine Months Ended September 30,
	2005	2004
	(Unaudited)

Net cash provided by operating activities	$453	$ 488

Cash Flows from Investing Activities:
Capital expenditures	(123)	(134)
Purchase deposits paid in connection with future aircraft deliveries	(116)	(19)
Purchase deposits refunded in connection with aircraft delivered	90	124
Sale (purchase) of short-term investments, net	59	65
Proceeds from dispositions of property and equipment	42	-
Increase in restricted cash	(36)	(22)
Other	1	14
Net cash (used in) provided by investing activities	(83)	28

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(305)	(357)
Proceeds from issuance of long-term debt	433	-
Other	26	15
Net cash provided by (used in) financing activities	154	(342)

Net Increase in Cash and Cash Equivalents	524	174

Cash and Cash Equivalents - Beginning of Period	1,055	999

Cash and Cash Equivalents - End of Period	$1,579	$1,173

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ -	$ 214
Contribution of ExpressJet Holdings stock to pension plan	$ 130	$ -

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

Primarily due to record-high fuel prices and the continued weak domestic fare environment, the current U.S. domestic network carrier financial environment continues to be poor and could deteriorate further. During the third quarter of 2005, Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished. Additionally, Hurricane Rita forced us to suspend service for 36 hours at our largest hub, Houston's Bush Intercontinental Airport, costing us an estimated $25 million. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs for our flight attendants, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K/A. In addition to competition from low-cost carriers, we may face stronger competition from Delta Air Lines, Inc. and Northwest Airlines Corp. if those carriers, each of which filed for bankruptcy protection in September 2005, are able to achieve substantial cost reductions in bankruptcy through, among other things, reduction or discharge of debt, lease and pension obligations and wage and benefit reductions.

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

The current levels of pay and benefits for our flight attendants are not competitive. We have reengaged in negotiations with our flight attendants concerning pay and benefit reductions, and, at our request, on July 6, 2005, the National Mediation Board appointed a federal mediator to assist us in reaching an agreement for pay and benefit reductions with our flight attendants, who are represented by the IAM.

Although revenue trends have been improving, we still expect to incur a significant loss in the fourth quarter and full year 2005 due in large part to record high fuel prices. As a result of escalating prices, fuel expense is our single largest operating expense item for the first time in our history. We have been able to implement some fare increases on certain domestic and international routes in recent months, but these increases have not fully offset the substantial increase in fuel prices.

Taking into consideration our expected fourth quarter loss, $356 million of debt and capital lease principal payments due in the fourth quarter of 2005 and the $65 million cash pension contribution we made in October 2005, we currently expect that our unrestricted cash and short-term investments balance as of December 31, 2005 will be approximately $1.4 billion, not including any fourth quarter capital market transactions or other financings, except for previously announced aircraft financing transactions.

We also believe that under current conditions, absent adverse factors outside of our control, such as additional terrorist attacks, hostilities involving the United States, a further delay in the restart of the Gulf Coast refineries or further significant increases in crude oil prices, our existing liquidity and projected 2006 cash flows will be sufficient to fund current operations and other financial obligations through 2006. However, we have significant financial obligations due in 2007 and thereafter, and it is possible that we will have inadequate liquidity to meet those obligations if the current adverse domestic fare environment for network carriers does not improve materially, fuel prices remain high and we are unable to increase our revenue or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions are helping us reduce our overall costs, but we do not expect that these reductions in and of themselves will provide sufficient liquidity or restore our long-term profitability in the current environment.

NOTE 1 - EARNINGS (LOSS) PER SHARE

Components. The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator:
Numerator for basic earnings per share - net income (loss)	$ 61	$(18)	$(25)	$(201)
Effect of dilutive securities - interest expense on:
5% Convertible Notes	2	-	-	-
4.5% Convertible Notes	2	-	-	-
Reduction in our proportionate equity in ExpressJet Holdings, Inc. ("Holdings") resulting from the assumed conversion of Holdings' convertible securities	-	(1)	(1)	(3)
Numerator for diluted earnings per share - net income (loss) after assumed conversions and effect of dilutive securities of equity investee	$ 65	$(19)	$(26)	$(204)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	67.0	66.3	66.8	66.1

Effect of dilutive securities:
5% Convertible Notes	8.8	-	-	-
4.5% Convertible Notes	5.0	-	-	-
Employee stock options	1.1	-	-	-
Dilutive potential common shares	14.9	-	-	-

Denominator for diluted earnings (loss) per share - adjusted weighted-average shares after assumed conversions	81.9	66.3	66.8	66.1

Potential Common Shares. Weighted average options to purchase approximately 5.0 million, 6.2 million, 5.4 million and 6.3 million shares of our Class B common stock were not included in the computation of diluted earnings (loss) per share for each of the three months ended September 30, 2005 and 2004 and each of the nine months ended September 30, 2005 and 2004, respectively, because the options' exercise prices were greater than the average market price of the common shares during the relevant periods or the effect of including the options would have been antidilutive. In addition, 4.1 million potential common shares related to our 6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust were excluded from the computation of earnings per share for the three months ended September 30, 2005 and 17.9 million potential common shares related to our 5% Convertible Notes, 4.5% Convertible Notes and 6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust were excluded from the computation of diluted earnings per share for the three months ended September 30, 2004 and each of the nine months ended September 30, 2005 and 2004 because they were antidilutive.

NOTE 2 - FLEET INFORMATION

Operating Fleet. As shown in the following table, our operating aircraft fleet consisted of 350 mainline jets and 261 regional jets at September 30, 2005, excluding aircraft out of service. The regional jets are leased by ExpressJet Airlines, Inc. ("ExpressJet") from us and are operated by ExpressJet as Continental Express. Our purchase commitments (firm orders) for aircraft, as well as options to purchase or lease additional aircraft as of September 30, 2005 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders		Options

787-800	-	-	-	10		5
777-200ER	18	6	12	2		-
767-400ER	16	14	2	-		-
767-200ER	10	9	1	-		-
757-300	10	9	1	7	(a)	-
757-200	41	13	28	-		-
737-900	12	8	4	3		-
737-800	96	26	70	25		6
737-700	36	12	24	15		19
737-500	63	15	48	-		-
737-300	48	15	33	-		-
Mainline jets	350	127	223	62		30

ERJ-145XR	91	-	91	13		75
ERJ-145	140	18	122	-		-
ERJ-135	30	-	30	-		-
Regional jets	261	18	243	13		75

Total	611	145	466	75		105
  Used aircraft to be leased, including two aircraft delivered but not yet placed into service.

During the first nine months of 2005, we placed into service five new 737-800 aircraft, one of which was delivered in late 2004 and the other four of which were delivered in the third quarter of 2005. In addition, we leased three used 757-300 aircraft in the third quarter of 2005, one of which was placed into service before quarter end. ExpressJet took delivery of and placed into service 16 ERJ-145XR aircraft during the first nine months of 2005, including five such aircraft in the third quarter.

Also during the first nine months of 2005, we removed three 737-300 aircraft and two MD-80 aircraft from service. The 737-300 aircraft were removed from service in conjunction with the expiration of their leases.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Firm Order and Option Aircraft. On March 30, 2005, we confirmed our previously announced agreement with Boeing for a firm order of ten new 787-800 aircraft, with the first 787 expected to be delivered in 2009. On July 28, 2005, we announced that we had ordered two additional 777-200ER from Boeing. These 777 aircraft are scheduled for delivery in the first quarter of 2007. On September 30, 2005, we reached an agreement with General Electric Company to provide the engines for the 787 aircraft. In addition to the ten firm aircraft on order, we have options to purchase five additional 787 aircraft. We also have an agreement to lease eight used 757-300 aircraft, three of which were delivered in the third quarter of 2005.

Taking these new agreements into consideration, as of September 30, 2005, we had firm purchase commitments for new aircraft and related spare engines with an estimated aggregate cost of approximately $2.7 billion. In addition, we have lease commitments for five used 757-300 aircraft not yet delivered and options to purchase an additional 30 Boeing aircraft. We are scheduled to take delivery of six Boeing aircraft over the remaining three months of 2005 (three new 737-800s and three used 757-300s) and eight in 2006 (six new 737-800s and two used 757-300s), with delivery of the remaining 46 Boeing aircraft occurring from 2007 through 2011. The recently resolved strike by Boeing's machinists has resulted in delays in scheduled deliveries of some aircraft, which we anticipate will not be significant and will not have a material adverse effect on our operations.

In May 2005, we obtained a lease financing commitment from a third party for the seven new Boeing 737-800 aircraft scheduled to be delivered in 2005. We also have backstop lease financing for the six 737-800 aircraft expected to be delivered in 2006 and the two 777-200ER aircraft expected to be delivered in 2007. By virtue of these agreements, we have secured financing for all Boeing aircraft scheduled to be delivered through 2007. However, we currently do not have backstop financing or any other financing in place for the remainder of the Boeing firm aircraft that are scheduled to be delivered between 2008 and 2011. Further financing will be needed to satisfy our capital commitments for our firm aircraft. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures generally.

As of September 30, 2005, ExpressJet had firm commitments for 13 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"), with an estimated cost of approximately $300 million. ExpressJet currently anticipates taking delivery of five of these firm commitment regional jets during the fourth quarter of 2005, with the remainder being delivered in 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they are delivered to ExpressJet.

Out-of-Service Aircraft. In addition to the above operating aircraft, we had 15 MD-80 aircraft permanently removed from service as of September 30, 2005. The nine owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $16 million, and the remaining rentals on the six leased out-of-service MD-80 aircraft have been accrued. We are currently exploring lease or sale opportunities for the out-of-service aircraft. We cannot predict when or if purchasers, lessees or sublessees can be found, and it is possible that our owned MD-80 aircraft could suffer additional impairment. In addition, three leased 737-300 aircraft were out of service at September 30, 2005 in preparation for their return to the lessors.

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

In the third quarter of 2005, we reduced our allowance for future lease payments and return conditions related to permanently grounded aircraft by $15 million following negotiated settlements with the aircraft lessors in an improving aircraft market.

NOTE 3 - LONG-TERM DEBT

Secured Loan Facility. In June 2005, we and our two wholly-owned subsidiaries, Air Micronesia, Inc. ("AMI") and Continental Micronesia, Inc. ("CMI"), closed on a $350 million secured loan facility. AMI and CMI have unconditionally guaranteed the loan made to us, and we and AMI have unconditionally guaranteed the loan made to CMI.

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

The loan documents require us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion dollars at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans. In addition, if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by periodic appraisals, is greater than 48%, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than 48%. We are currently in compliance with these covenants.

Credit Card Marketing Agreement. In March 2005, we extended our current agreement with Chase Manhattan Bank USA, N.A. ("Chase") to jointly market credit cards. In addition to reaching an agreement on advertising and other marketing commitments, Chase agreed to increase the rate it pays for mileage credits under our frequent flyer program. In April 2005, Chase purchased $75 million of mileage credits under the program which will be redeemed for mileage purchases in 2007 and 2008 and recognized as revenue consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits has been treated as a loan from Chase and is reported as long-term debt on our balance sheet and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The new agreement extends through the end of 2009.

Maturities. Maturities of long-term debt due through December 31, 2005 and over the next four years are as follows (in millions):
October 1, 2005 through December 31, 2005	$349
Year ending December 31,
2006	525
2007	937
2008	632
2009	460

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

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Account Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation," for the three and nine months ended September 30, 2005 and 2004 (in millions except per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$ 61	$ (18)	$ (25)	$(201)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax for the nine months ended September 30, 2004	(8)	(1)	(19)	(4)
Net income (loss), pro forma	$ 53	$ (19)	$ (44)	$ (205)

Basic earnings (loss) per share:
As reported	$0.91	$(0.28)	$(0.37)	$(3.05)
Pro forma	$0.79	$(0.29)	$(0.66)	$(3.10)

Diluted earnings (loss) per share:
As reported	$0.80	$(0.29)	$(0.38)	$(3.09)
Pro forma	$0.70	$(0.30)	$(0.67)	$(3.15)

Grants of Options to Employees. In connection with the pay and benefit cost reductions discussed herein, on March 30, 2005 we issued to substantially all employees, except flight attendants, officers, employees of CMI and certain international employees, stock options for approximately 8.5 million shares of our Class B common stock with an exercise price of $11.89 per share. The exercise price was the closing price of our common stock on the date of grant. The options represent approximately 12.7 percent of the currently outstanding shares of our common stock. The options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant, and have terms of either six or eight years.

Employee Stock Purchase Plan. All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan. At the end of each fiscal quarter, participants may purchase shares of our Class B common stock at a discount of 15% off the fair market value of the stock on either the first day or the last day of the quarter (whichever is lower), subject to a minimum purchase price of $10 per share. This discount is reduced to zero as the fair market value approaches $10 per share. If the fair market value is below the $10 per share minimum price on the last day of a quarter, then the participants will not be permitted to purchase common stock for such quarterly purchase period and we will refund to those participants the amount of their unused payroll deductions. In the aggregate, 3,000,000 shares may be purchased under the plan. These shares may be newly issued or reacquired shares. During the first nine months of 2005, 573,848 shares of Class B common stock were issued to participants at a weighted-average purchase price of $10.06 per share.

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

We include in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting. For the third quarter of 2005 and 2004, total comprehensive income amounted to $60 million and $6 million, respectively. For the nine months ended September 30, 2005 and 2004, total comprehensive income (loss) amounted to $(30) million and $(160) million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2005 includes $20 million of loss adjustments to the minimum pension liability resulting from the curtailment charge recorded during the first quarter of 2005 and settlement charge recorded during the third quarter of 2005 discussed in Note 6. The remaining difference between net income (loss) and total comprehensive income (loss) for each period was attributable to changes in the fair value of derivative financial instruments.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan. Net periodic defined benefit pension expense for the three and nine months ended September 30, 2005 and 2004 included the following components (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Service cost	$ 13	$ 38	$ 73	$113
Interest cost	37	38	115	114
Expected return on plan assets	(31)	(29)	(92)	(87)
Amortization of prior service cost	2	5	9	15
Amortization of unrecognized net actuarial loss	17	18	56	62
Net periodic benefit expense	38	70	161	217
Curtailment loss (included in special charges)	-	-	43	-
Settlement charge (included in special charges)	18	-	18	-
Net benefit expense	$ 56	$ 70	$222	$217

Under the new collective bargaining agreement with our pilots ratified on March 30, 2005, which we refer to as the "pilot agreement," future defined benefit accruals for pilots ceased and retirement benefits accruing in the future are provided through two new pilot-only defined contribution plans. As required by the pilot agreement, defined benefit pension assets and obligations related to pilots in our primary defined benefit pension plan (covering substantially all U.S. employees other than Chelsea Food Services ("Chelsea") and CMI employees) were spun out into a separate pilot-only defined benefit pension plan, which we refer to as the "pilot defined benefit pension plan." Subsequently, on May 31, 2005, future benefit accruals for pilots ceased and the pilot defined benefit pension plan was "frozen." As of that freeze date, all existing accrued benefits for pilots (including the right to receive a lump sum payment upon retirement) were preserved in the pilot defined benefit pension plan. Accruals for non-pilot employees under our primary defined benefit pension plan continue. Funding obligations for both defined benefit plans (the ongoing primary defined benefit pension plan and the pilot defined benefit pension plan) will continue to be determined under applicable law. However, the pilot agreement provides that we will not declare a cash dividend or repurchase our outstanding stock for cash until we have contributed at least $500 million (measured from March 30, 2005) to the pilot defined benefit pension plan. Through September 30, 2005, we have made $40 million of such contributions to this plan.

In March 2005, we recorded a $43 million non-cash curtailment charge in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," ("SFAS 88") in connection with freezing the portion of our defined benefit pension plan related to our pilots, using actuarial assumptions consistent with those we used at December 31, 2004. SFAS 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

During the third quarter of 2005, we recorded an $18 million non-cash settlement charge related to lump sum distributions from the pilot defined benefit pension plan to pilots who retired. SFAS 88 requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

We contributed $59 million cash to our defined benefit pension plans during the three months ended September 30, 2005. We also contributed $65 million cash to our defined benefit pension plans on October 6, 2005, bringing year-to-date contributions to $304 million and meeting our pension contribution requirement for 2005.

Defined Contribution Plans for Pilots. As required by the new pilot agreement, two new pilot-only defined contribution plans were established effective September 1, 2005. One of these plans is a money purchase pension plan -- a type of defined contribution plan subject to the minimum funding rules of the Internal Revenue Code. Contributions under that plan are generally expressed as a percentage of applicable pilot compensation, subject to limits under the Internal Revenue Code. The initial contribution to that plan was based on applicable compensation since July 1, 2005. The other new pilot-only defined contribution plan is a 401(k) plan that was established by spinning off the pilot accounts in our pre-existing primary 401(k) plan (covering substantially all of our U.S. employees other than CMI employees) to a separate pilot-only 401(k) plan. Pilots may make elective pre-tax and/or post-tax contributions to the pilot-only 401(k) plan. In addition, the pilot agreement calls for employer contributions to the pilot-only 401(k) plan based on pre-tax profits during a portion of the term of the pilot agreement. To the extent the Internal Revenue Code limits preclude employer contributions called for by the pilot agreement, the disallowed amount will be paid directly to the pilots as current wages under a corresponding nonqualified arrangement.

401(k) Plan. Our defined contribution 401(k) employee savings plans cover substantially all employees. During the second quarter of 2005, company matching contributions were terminated for substantially all employees other than flight attendants, mechanics and CMI employees subject to collective bargaining agreements.

Retiree Medical Benefits. Effective April 1, 2005, we made changes to certain retiree medical programs made available to eligible retirees. The retiree medical programs are self-insured arrangements that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Previously, we offered these benefits on a workgroup-by-workgroup basis and had the periodic option of discontinuing the benefits. Eligible retirees are required to pay a portion of the costs of their retiree medical benefits to the extent they do not have sufficient accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans.

We account for the retiree medical benefits plan under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," which requires recognition of the expected cost of benefits over the employee's service period. Following an amendment to the plan effective April 1, 2005, the accumulated postretirement benefit obligation under this plan was $240 million and our unrecognized prior service cost was also $240 million. The prior service cost will be recognized as expense over the remaining service period of currently active employees who will receive this benefit. The accumulated postretirement benefit obligation was calculated using a 5.75% discount rate and an assumed health care cost trend rate of 10% in 2005, declining to 5% in 2010 and thereafter. We recognized expense of $23 million related to this plan in the six months from April 1, 2005 through September 30, 2005. A one percent increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of April 1, 2005 by approximately $23 million and our run-rate annual expense by approximately $3 million. A one percent decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of April 1, 2005 by approximately $20 million and our run-rate annual expense by approximately $3 million.

Profit Sharing Plan. In January 2005, we announced that in connection with the pay and benefit reductions, we would be implementing an enhanced profit sharing program. The new program, which became effective April 1, 2005 and will be in place through 2009, creates an award pool of 30% of the first $250 million of annual pre-tax net income (as defined in the plan), 25% of the next $250 million and 20% of amounts over $500 million, subject to certain adjustments. Half of the profit-sharing pool will be allocated based on the relative share of the recently-agreed upon pay and benefit reductions and the other half will be allocated based on the relative wages of those work groups. Substantially all Continental employees will participate in the plan other than flight attendants, employees who participate in our management or officer bonus programs and certain non-U.S. employees.

NOTE 7 - SPECIAL CHARGES

In the first quarter of 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots. In the third quarter of 2005, we recorded an $18 million non-cash settlement charge related to lump sum distributions from our pilot defined benefit pension plan to pilots who retired. These charges are discussed in Note 6. Also in the third quarter of 2005, we reduced our allowance for future lease payments and return conditions related to permanently grounded aircraft by $15 million following negotiated settlements with the aircraft lessors in an improving aircraft market.

In the nine months ended September 30, 2004, we recorded special charges of $70 million associated with future obligations for rent and return conditions related to 12 leased MD-80 aircraft that were permanently grounded during the period. In the first quarter of 2004, we recorded a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesia Development Association. The remaining $3 million of special charges in 2004 were related to the write-off of leasehold improvements and other items.

Activity related to the accruals for future lease payments and closure/under-utilization of facilities for the nine months ended September 30, 2005 is as follows (in millions):
	Beginning Balance	Accrual	Payments	Other	Ending Balance

Allowance for future lease payments and return conditions	$116	$ -	$(49)	$(19)	$48
Closure/under-utilization of facilities	14	-	(2)	-	12

NOTE 8 - INVESTMENT IN EXPRESSJET AND REGIONAL CAPACITY PURCHASE AGREEMENT

           Investment in ExpressJet. Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory.  As a result, we record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. Because of our ongoing ability to significantly influence Holdings' operations through our capacity purchase agreement, we account for our interest in Holdings using the equity method of accounting. Using equity accounting, we record our proportionate share of Holdings' net income in "income from affiliates" in our consolidated statements of operations.

On January 6, 2005, we contributed 6.0 million shares of Holdings common stock to our primary defined benefit pension plan. We recognized a gain of $51 million in the first quarter of 2005 related to this transaction. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock to our primary defined benefit pension plan. We recognized a gain of $47 million in the second quarter of 2005 related to this transaction. Our ownership of Holdings common stock following these transactions was 4.7 million shares, or an 8.6% interest in Holdings. These 4.7 million shares had a market value of $42 million at September 30, 2005. We do not currently intend to remain a stockholder of Holdings over the long term.  Subject to market conditions, we intend to sell or otherwise dispose of all of our shares of Holdings common stock in the future.

In addition to the Holdings shares we own, our primary defined benefit pension plan held 6.9 million shares of Holdings common stock at September 30, 2005. These shares represented a 12.7% interest in Holdings. The independent fiduciary that manages the Holdings shares in our primary defined benefit pension plan sold 5.2 million shares to third parties during the nine months ended September 30, 2005. The combined interest in Holdings of our direct ownership and our pension plan at September 30, 2005 was 11.5 million shares, or 21.3% of Holdings' outstanding shares.

Capacity Purchase Agreement. Our capacity purchase agreement with Holdings and ExpressJet provides that we purchase in advance all of ExpressJet's capacity for a negotiated price, and we are at risk for reselling the capacity at market prices. Payments made under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. Such capacity purchase, net payments totaled $406 million and $1.1 billion in the three and nine months ended September 30, 2005 and $347 million and $992 million in the three and nine months ended September 30, 2004, respectively.

Tax Sharing Agreement. We recognized nonoperating income related to our tax sharing agreement with Holdings of $7 million and $21 million for the three and nine months ended September 30, 2005, respectively, and $14 million and $37 million in the three and nine months ended September 30, 2004, respectively.

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

Financial information for the three and nine months ended September 30 by business segment is set forth below (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Revenue:
Mainline	$2,521	$2,198	$7,026	$6,290
Regional	480	404	1,337	1,172
Total Consolidated	$3,001	$2,602	$8,363	$7,462

Operating Income (Loss):
Mainline	$ 165	$ 80	$ 240	$ 82
Regional	(56)	(58)	(185)	(157)
Total Consolidated	$ 109	$ 22	$ 55	$ (75)

Net Income (Loss):
Mainline	$ 118	$ 15	$ 160	$ (112)
Regional	(57)	(33)	(185)	(89)
Total Consolidated	$ 61	$ (18)	$ (25)	$ (201)

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by ExpressJet, and expenses include all activity related to the regional operations.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $166 million at September 30, 2005 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated. Pursuant to US Airways' plan of reorganization under Chapter 11 of the United States Bankruptcy Code, which became effective on September 27, 2005, US Airways has assumed the lease agreement.

We also have letters of credit and performance bonds at September 30, 2005 in the amount of $55 million with expiration dates through June 2008.

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

In our financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements, subject in most cases to certain mitigation obligations of the lenders. We had $1.7 billion of floating rate debt at September 30, 2005.

In several financing transactions, with an aggregate carrying value of $1.1 billion, involving loans from non-U.S. banks, export-import banks and certain other lenders secured by aircraft, we bear the risk of any change in tax laws that would subject loan payments thereunder to non-U.S. lenders to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to U.S. taxes, subject to customary exclusions. Our lease obligations for these two aircraft totaled $49 million at September 30, 2005.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

Credit Card Processing Agreement. Our bank-issued credit card processing agreement contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and aircraft rentals, adjusted for special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. The agreement also requires that we must maintain a debt rating of at least Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We are currently in compliance with all of the covenants. Failure to maintain compliance would result in our being required to post up to an additional $360 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

Employees. On February 28, 2005, we announced that we had reached tentative agreements on new contracts covering our pilots, flight attendants, mechanics, dispatchers and simulator engineers following negotiations with the Air Line Pilots Association International ("ALPA"), the IAM, the International Brotherhood of Teamsters ("Teamsters") and the Transport Workers Union ("TWU") (representing both dispatchers and simulator engineers). Each of these agreements was ratified on March 30, 2005 by the members of the covered work groups with the exception of the agreement with our flight attendants, which was not ratified. The unions with ratified agreements chose to go forward and implement their contracts despite the fact that the flight attendants did not ratify their agreement. All of these agreements will become amendable on December 31, 2008.

The National Mediation Board appointed a federal mediator to assist us in reaching an agreement for pay and benefit reductions with our flight attendants, who are represented by the IAM.

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

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We expect our total losses from all environmental matters to be $47 million, for which we were fully accrued at September 30, 2005.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We have not recognized any material receivables related to insurance recoveries at September 30, 2005.

Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially affect our financial position, liquidity or results of operations.

IRS Examinations. During the quarter ended September 30, 2005, we entered into a final settlement agreement with the Internal Revenue Service ("IRS") resolving all matters raised by the IRS during its examination of our federal income tax returns through the year ended December 31, 1999. As a result of the settlement with the IRS and the associated deferred tax account reconciliation, deferred tax liabilities and long-term assets (primarily routes and airport operating rights) were reduced by $211 million to reflect the ultimate resolution of tax uncertainties existing at the point we emerged from bankruptcy in April 1993. The composition of the individual elements of deferred taxes recorded on the balance sheet was also adjusted; however, the net effect of these changes was entirely offset by an increase in the deferred tax valuation allowance due to our prior determination that it is more likely than not that our net deferred tax assets will ultimately not be realized. The settlement did not have a material impact on our results of operations, financial position or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated the base commissions.  This was similar to actions also taken by other air carriers.  We are now a defendant, along with several other air carriers, in two remaining lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. Another such similar lawsuit, styled Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio) and filed on May 8, 2003, was dismissed without prejudice in July 2005. By order dated November 10, 2003, the remaining actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our financial position, liquidity and results of operations.

We and/or certain of our subsidiaries are defendants in various other lawsuits, including one suit relating to certain environmental claims, and proceedings arising in the normal course of business.  Although the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, liquidity or results of operations, it is our opinion, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on our financial position, liquidity or results of operations.

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

OVERVIEW

Primarily due to record-high fuel prices and the continued weak domestic fare environment, the current U.S. domestic network carrier financial environment continues to be poor and could deteriorate further. During the third quarter of 2005, Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished. Additionally, Hurricane Rita forced us to suspend service for 36 hours at our largest hub, Houston's Bush Intercontinental Airport, costing us an estimated $25 million. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, high labor costs for our flight attendants, excessive taxation, increased security costs and significant pension liabilities. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K/A. In addition to competition from low-cost carriers, we may face stronger competition from Delta Air Lines, Inc. and Northwest Airlines Corp. if those carriers, each of which filed for bankruptcy protection in September 2005, are able to achieve substantial cost reductions in bankruptcy through, among other things, reduction or discharge of debt, lease and pension obligations and wage and benefit reductions.

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

The current levels of pay and benefits for our flight attendants are not competitive. We have reengaged in negotiations with our flight attendants concerning pay and benefit reductions, and, at our request, on July 6, 2005, the National Mediation Board appointed a federal mediator to assist us in reaching an agreement for pay and benefit reductions with our flight attendants, who are represented by the IAM.

Although revenue trends have been improving, we still expect to incur a significant loss in the fourth quarter and full year 2005 due in large part to record high fuel prices. As a result of escalating prices, fuel expense is our single largest operating expense item for the first time in our history. We have been able to implement some fare increases on certain domestic and international routes in recent months, but these increases have not fully offset the substantial increase in fuel prices.

Taking into consideration our expected fourth quarter loss, $356 million of debt and capital lease principal payments due in the fourth quarter of 2005 and the $65 million cash pension contribution we made in October 2005, we currently expect that our unrestricted cash and short-term investments balance as of December 31, 2005 will be approximately $1.4 billion, not including any fourth quarter capital market transactions or other financings, except for previously announced aircraft financing transactions.

We also believe that under current conditions, absent adverse factors outside of our control, such as additional terrorist attacks, hostilities involving the United States, a further delay in the restart of the Gulf Coast refineries or further significant increases in crude oil prices, our existing liquidity and projected 2006 cash flows will be sufficient to fund current operations and other financial obligations through 2006. However, we have significant financial obligations due in 2007 and thereafter, and it is possible that we will have inadequate liquidity to meet those obligations if the current adverse domestic fare environment for network carriers does not improve materially, fuel prices remain high and we are unable to increase our revenue or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions are helping us reduce our overall costs, but we do not expect that these reductions in and of themselves will provide sufficient liquidity or restore our long-term profitability in the current environment.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2005 as compared to the corresponding periods ended September 30, 2004.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Consolidated Results of Operations

We recorded consolidated net income of $61 million for the third quarter of 2005 as compared to a consolidated net loss of $18 million for the three months ended September 30, 2004. We consider the key measure of our performance to be operating income, which was $109 million for the third quarter of 2005, as compared to $22 million for the third quarter of 2004. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):
	Three Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$2,760	$2,393	$367	15.3%
Cargo, mail and other	241	209	32	15.3%
	3,001	2,602	399	15.3%

Operating Expenses:
Aircraft fuel and related taxes	684	414	270	65.2%
Wages, salaries and related costs	646	703	(57)	(8.1)%
ExpressJet capacity purchase, net	406	347	59	17.0%
Aircraft rentals	234	224	10	4.5%
Landing fees and other rentals	182	171	11	6.4%
Distribution costs	154	139	15	10.8%
Maintenance, materials and repairs	116	107	9	8.4%
Depreciation and amortization	97	104	(7)	(6.7)%
Passenger services	91	84	7	8.3%
Special charges	3	22	(19)	NM
Other	279	265	14	5.3%
	2,892	2,580	312	12.1%

Operating Income	109	22	87	395.5%

Nonoperating Income (Expense)	(48)	(40)	8	20.0%

Income (Loss) before Income Taxes	61	(18)	79	NM

Income Tax Benefit	-	-	-	-

Net Income (Loss)	$ 61	$ (18)	$ 79	NM

Operating Revenue. Passenger revenue increased 15.3%, primarily due to increased traffic and fares on international flights and more regional flying. Consolidated revenue passenger miles for the quarter increased 9.2% year-over-year on a capacity increase of 8.8%, which produced a consolidated load factor for the third quarter of 2005 of 81.1%, up 0.4 points over the same period in 2004. Consolidated yield increased 5.6% year-over-year. Consolidated passenger revenue per available seat mile ("RASM") for the quarter increased 6.0% year-over-year, primarily due to higher yield. The improved RASM reflects recent fare increases and our efforts to manage the revenue associated with the emerging trend of customers booking closer to flight dates and an improved mix of local versus flow traffic.

The table below shows passenger revenue for the quarter ended September 30, 2005 and period to period comparisons for passenger revenue, RASM and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase (Decrease) in Third Quarter 2005 vs Third Quarter 2004
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,217	7.6%	5.3%	2.1%
Trans-Atlantic	545	25.7%	9.1%	15.2%
Latin America	285	12.7%	6.7%	5.6%
Pacific	222	30.1%	(0.6)%	30.9%
Total Mainline	2,269	14.1%	5.6%	7.9%

Regional	491	21.4%	5.2%	15.5%

Total System	$2,760	15.3%	6.0%	8.8%

Cargo, mail and other revenue increased 15.3% primarily due to increases in revenue associated with sales of mileage credits in our OnePass frequent flyer program and increases in freight fuel surcharges, partially offset by lower mail yields.

Operating Expenses. Aircraft fuel and related taxes increased 65.2% due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 56.9% from $1.20 in the third quarter of 2004 to $1.88 in the third quarter of 2005. Fuel expense is our single largest operating expense item for the first time in our history. Wages, salaries and related costs decreased 8.1% primarily due to wage concessions, partially offset by a slight increase in the average number of employees.

Payments made under our capacity purchase agreement are reported in ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the third quarter of 2005 than in the corresponding quarter of 2004 due to increased flight activity at ExpressJet and increased fuel prices, offset in part by lower renegotiated rates effective January 1, 2005 under the capacity purchase agreement.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005. Landing fees and other rentals were higher due to fixed rent increases, mainly from the completion of Terminal E at Bush Intercontinental Airport in Houston. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue. Other operating expenses increased primarily due to the higher number of international flights, which resulted in increased air navigation, ground handling and related expenses.

During the third quarter of 2005, we recorded an $18 million non-cash settlement charge related to lump sum distributions from the pilot defined benefit pension plan to pilots who retired. SFAS No. 88 requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. Also in the third quarter of 2005, we reduced our allowance for future lease payments and return conditions related to permanently grounded aircraft by $15 million following negotiated settlements with the aircraft lessors in an improving aircraft market. In the third quarter of 2004, we recorded a special charge of $22 million associated with future obligations for rent and return conditions related to three leased MD-80 aircraft which were permanently grounded.

Nonoperating Income (Expense). Income from affiliates includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa Holdings, S.A. ("Copa"). Income related to our tax sharing agreement with Holdings was $7 million in the third quarter of 2005 as compared to $14 million in the third quarter of 2004. Our equity in the earnings of Copa for the third quarter of 2005 includes income of $10 million related primarily to a change in Copa's accounting for maintenance expense. Nonoperating income for the third quarter 2004 also included a gain of $15 million related to the adjustment to fair value of our investment in Orbitz, after associated compensation expense.

Income Tax Benefit (Expense).   During the first quarter of 2004, due to our continued losses, we concluded that we were required to provide a valuation allowance for deferred tax assets because we had determined that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our net income for the third quarter of 2005 and net loss for the third quarter of 2004 were not reduced by any tax expense (benefit).

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$2,521	$2,198	$323	14.7%

Operating Expenses:
Aircraft fuel and related taxes	684	414	270	65.2%
Wages, salaries and related costs	634	692	(58)	(8.4)%
Aircraft rentals	160	158	2	1.3%
Landing fees and other rentals	173	163	10	6.1%
Distribution costs	129	119	10	8.4%
Maintenance, materials and repairs	116	107	9	8.4%
Depreciation and amortization	94	101	(7)	(6.9)%
Passenger services	88	81	7	8.6%
Special charges	3	22	(19)	NM
Other	275	261	14	5.4%
	2,356	2,118	238	11.2%

Operating Income	$ 165	$ 80	$ 85	106.3%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$480	$404	$76	18.8%

Operating Expenses:
Wages, salaries and related costs	12	11	1	9.1%
ExpressJet capacity purchase, net	406	347	59	17.0%
Aircraft rentals	74	66	8	12.1%
Landing fees and other rentals	9	8	1	12.5%
Distribution costs	25	20	5	25.0%
Depreciation and amortization	3	3	-	-
Passenger services	3	3	-	-
Other	4	4	-	-
	536	462	74	16.0%

Operating Loss	$(56)	$(58)	$(2)	(3.4)%

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
	Three Months Ended September 30,
	2005	2004	Increase	% Increase

Capacity purchase expenses	$393	$386	$ 7	1.8%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	91	33	58	175.8%
Aircraft sublease income	(78)	(72)	6	8.3%
ExpressJet capacity purchase, net	$406	$347	$59	17.0%

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Consolidated Results of Operations

We recorded a consolidated net loss of $25 million for the nine months ended September 30, 2005 as compared to a consolidated net loss of $201 million for the nine months ended September 30, 2004. We consider the key measure of our performance to be operating income (loss). Operating income was $55 million for the nine months ended September 30, 2005, as compared to a loss of $75 million for the nine months ended September 30, 2004. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):
	Nine Months
	Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2005	2004

Operating Revenue:
Passenger	$7,647	$6,837	$ 810	11.8%
Cargo, mail and other	716	625	91	14.6%
	8,363	7,462	901	12.1%

Operating Expenses:
Aircraft fuel and related taxes	1,729	1,134	595	52.5%
Wages, salaries and related costs	2,009	2,102	(93)	(4.4)%
ExpressJet capacity purchase, net	1,140	992	148	14.9%
Aircraft rentals	689	666	23	3.5%
Landing fees and other rentals	535	494	41	8.3%
Distribution costs	445	416	29	7.0%
Maintenance, materials and repairs	334	321	13	4.0%
Depreciation and amortization	293	313	(20)	(6.4)%
Passenger services	252	229	23	10.0%
Special charges	46	107	(61)	NM
Other	836	763	73	9.6%
	8,308	7,537	771	10.2%

Operating Income (Loss)	55	(75)	130	NM

Nonoperating Income (Expense)	(80)	(166)	(86)	(51.8)%

Loss before Income Taxes	(25)	(241)	(216)	(89.6)%

Income Tax Benefit	-	40	40	(100.0)%

Net Loss	$ (25)	$ (201)	$(176)	(87.6)%

Operating Revenue. Passenger revenue increased 11.8%, primarily due to increased traffic and fares on international flights and more regional flying. Consolidated revenue passenger miles for 2005 increased 9.6% year-over-year on a capacity increase of 6.2%, which produced a consolidated load factor for the first nine months of 2005 of 79.3%, up 2.5 points over the same period in 2004. Consolidated yield increased 2.1% year-over-year. Consolidated RASM for the nine months ended September 30, 2005 increased 5.4% year-over-year due to higher load factor and yield. The improved RASM reflects recent fare increases and our efforts to manage the revenue associated with the emerging trend of customers booking closer to flight dates, an improved mix of local versus flow traffic and our efforts to reduce discounting.

The table below shows passenger revenue for the nine months ended September 30, 2005 and period to period comparisons for passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations:
		Percentage Increase (Decrease) in September 30, 2005 YTD vs. September 30 2004 YTD
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$3,556	4.3%	4.8%	(0.5)%
Trans-Atlantic	1,308	26.4%	9.2%	15.8%
Latin America	838	11.2%	7.2%	3.7%
Pacific	576	23.0%	2.9%	19.6%
Total Mainline	6,278	10.8%	5.5%	5.1%

Regional	1,369	16.9%	1.3%	15.3%

Total System	$7,647	11.8%	5.4%	6.2%

Cargo, mail and other revenue increased 14.6%, primarily due to increases in revenue associated with sales of mileage credits in our OnePass frequent flyer program and increases in freight fuel surcharges, partially offset by lower mail yields.

Operating Expenses. Aircraft fuel and related taxes increased 52.5% due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 48.8% from $1.13 in the first nine months of 2004 to $1.68 in the first nine months of 2005. Wages, salaries and related costs decreased 4.4% primarily due to wage concessions, partially offset by a slight increase in the average number of employees.

Payments made under our capacity purchase agreement are reported in ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the first nine months of 2005 than in the corresponding period of 2004 due to increased flight activity at ExpressJet and increased fuel prices, offset in part by lower renegotiated rates effective January 1, 2005 under the capacity purchase agreement.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005. Landing fees and other rentals were higher due to fixed rent increases, mainly from the completion of Terminal E at Bush Intercontinental Airport in Houston. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue. The lower depreciation and amortization in 2004 resulted from the permanent grounding of MD-80 aircraft in 2003 and 2004. Other operating expenses increased primarily due to the higher number of international flights which resulted in increased air navigation, ground handling and related expenses.

In March 2005, we recorded a $43 million non-cash curtailment charge relating to our agreement to freeze, effective May 31, 2005, the benefit accruals with respect to our pilots under our defined benefit pension plan. During the third quarter of 2005, we recorded an $18 million non-cash settlement charge related to lump sum distributions from the pilot defined benefit pension plan to pilots who retired. Also in the third quarter of 2005, we reduced our allowance for future lease payments and return conditions related to permanently grounded aircraft by $15 million following negotiated settlements with the aircraft lessors in an improving aircraft market. In the first nine months of 2004, we recorded special charges of $107 million. Included in these charges were $70 million associated with future obligations for rent and return conditions related to 12 leased MD-80 aircraft which were permanently grounded, a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesia Development Association and charges related to the write-off of leasehold improvements and other items.

Nonoperating Income (Expense). Income from affiliates includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa. Income related to our tax sharing agreement with Holdings was $21 million in the nine months ended September 30, 2005 as compared to $37 million in the nine months ended September 30, 2004. Our equity in the earnings of Copa for the first nine months of 2005 includes income of $10 million related primarily to a change in Copa's accounting for maintenance expense. We also recognized gains of $98 million in the nine months ended September 30, 2005 related to the contribution of 12.1 million shares of Holdings common stock to our primary defined benefit pension plan. The nine months ended September 30, 2004 included a gain of $11 million related to the adjustment to fair value of our investment in Orbitz, after associated compensation expense.

Income Tax Benefit (Expense).   During the first quarter of 2004, due to our continued losses, we concluded that we were required to provide a valuation allowance for deferred tax assets because we had determined that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our net losses for the nine months ended September 30, 2005 and the majority of the nine months ended September 30, 2004 were not reduced by any tax benefit. Our effective tax rate for the first nine months of 2004 also differs from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes and state income taxes.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Nine Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$7,026	$6,290	$736	11.7%

Operating Expenses:
Aircraft fuel and related taxes	1,729	1,134	595	52.5%
Wages, salaries and related costs	1,975	2,067	(92)	(4.5)%
Aircraft rentals	475	474	1	0.2%
Landing fees and other rentals	503	470	33	7.0%
Distribution costs	375	356	19	5.3%
Maintenance, materials and repairs	334	321	13	4.0%
Depreciation and amortization	285	305	(20)	(6.6)%
Passenger services	242	221	21	9.5%
Special charges	46	107	(61)	NM
Other	822	753	69	9.2%
	6,786	6,208	578	9.3%

Operating Income	$ 240	$ 82	$158	192.7%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Nine Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$1,337	$1,172	$165	14.1%

Operating Expenses:
Wages, salaries and related costs	34	35	(1)	(2.9)%
ExpressJet capacity purchase, net	1,140	992	148	14.9%
Aircraft rentals	214	192	22	11.5%
Landing fees and other rentals	32	24	8	33.3%
Distribution costs	70	60	10	16.7%
Depreciation and amortization	8	8	-	-
Passenger services	10	8	2	25.0%
Other	14	10	4	40.0%
	1,522	1,329	193	14.5%

Operating Loss	$(185)	$(157)	$ 28	17.8%

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
	Nine Months Ended September 30,
	2005	2004	Increase	% Increase

Capacity purchase expenses	$1,157	$1,121	$ 36	3.2%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	213	80	133	166.3%
Aircraft sublease income	(230)	(209)	21	10.0%
ExpressJet capacity purchase, net	$1,140	$ 992	$148	14.9%

Certain Statistical Information. An analysis of statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	September 30,		Increase/
	2005	2004	(Decrease)

Mainline Statistics:
Passengers (thousands) (1)	11,642	11,182	4.1%
Revenue passenger miles (millions) (2)	19,378	17,923	8.1%
Available seat miles (millions) (3)	23,721	21,979	7.9%
Cargo ton miles (millions)	246	250	(1.6)%
Passenger load factor (4)	81.7%	81.5%	0.2 pts.
Passenger revenue per available seat mile (cents)	9.56	9.05	5.6%
Total revenue per available seat mile (cents)	10.63	10.00	6.3%
Average yield per revenue passenger mile (cents) (5)	11.70	11.09	5.5%
Cost per available seat mile, including special charges (cents) (6)	9.93	9.64	3.0%
Average price per gallon of fuel, including fuel taxes (cents)	187.99	119.85	56.9%
Fuel gallons consumed (millions)	364	345	5.5%
Average fare per revenue passenger	$197.99	$181.01	9.4%
Actual aircraft in fleet at end of period (7)	350	352	(0.6)%
Average length of aircraft flight (miles)	1,434	1,358	5.6%
Average daily utilization of each aircraft (hours) (8)	10:58	10:05	8.8%

Regional Statistics:
Passengers (thousands) (1)	4,263	3,680	15.8%
Revenue passenger miles (millions) (2)	2,384	1,999	19.3%
Available seat miles (millions) (3)	3,112	2,695	15.5%
Passenger load factor (4)	76.6%	74.2%	2.4 pts.
Passenger revenue per available seat mile (cents)	15.79	15.01	5.2%
Average yield per revenue passenger mile (cents) (5)	20.61	20.24	1.8%
Actual aircraft in fleet at end of period (7)	261	240	8.8%

Consolidated Statistics (Mainline and Regional):
Passengers (thousands) (1)	15,905	14,862	7.0%
Revenue passenger miles (millions) (2)	21,762	19,922	9.2%
Available seat miles (millions) (3)	26,833	24,674	8.8%
Passenger load factor (4)	81.1%	80.7%	0.4 pts.
Passenger revenue per available seat mile (cents)	10.28	9.70	6.0%
Average yield per revenue passenger mile (cents) (5)	12.68	12.01	5.6%

	Nine Months Ended		Net
	September 30,		Increase/
	2005	2004	(Decrease)

Mainline Statistics:
Passengers (thousands) (1)	33,706	32,119	4.9%
Revenue passenger miles (millions) (2)	53,583	49,466	8.3%
Available seat miles (millions) (3)	67,022	63,796	5.1%
Cargo ton miles (millions)	743	748	(0.7)%
Passenger load factor (4)	79.9%	77.5%	2.4 pts.
Passenger revenue per available seat mile (cents)	9.37	8.88	5.5%
Total revenue per available seat mile (cents)	10.48	9.86	6.3%
Average yield per revenue passenger mile (cents) (5)	11.72	11.45	2.4%
Cost per available seat mile, including special charges (cents) (6)	10.13	9.73	4.1%
Average price per gallon of fuel, including fuel taxes (cents)	167.58	112.64	48.8%
Fuel gallons consumed (millions)	1,032	1,007	2.5%
Average fare per revenue passenger	$189.18	$179.70	5.3%
Actual aircraft in fleet at end of period (7)	350	352	(0.6)%
Average length of aircraft flight (miles)	1,387	1,326	4.6%
Average daily utilization of each aircraft (hours) (8)	10:35	9:58	6.2%

Regional Statistics:
Passengers (thousands) (1)	11,862	10,110	17.3%
Revenue passenger miles (millions) (2)	6,582	5,447	20.8%
Available seat miles (millions) (3)	8,878	7,697	15.3%
Passenger load factor (4)	74.1%	70.8%	3.3 pts.
Passenger revenue per available seat mile (cents)	15.42	15.22	1.3%
Average yield per revenue passenger mile (cents) (5)	20.80	21.50	(3.3)%
Actual aircraft in fleet at end of period (7)	261	240	8.8%

Consolidated Statistics (Mainline and Regional):
Passengers (thousands) (1)	45,568	42,229	7.9%
Revenue passenger miles (millions) (2)	60,165	54,913	9.6%
Available seat miles (millions) (3)	75,900	71,493	6.2%
Passenger load factor (4)	79.3%	76.8%	2.5 pts.
Passenger revenue per available seat mile (cents)	10.08	9.56	5.4%
Average yield per revenue passenger mile (cents) (5)	12.71	12.45	2.1%

_______________________

  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles that those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average revenue received for each revenue passenger mile flown.
  Includes special charges per available seat mile, as follows: 0.01 cents for the three months ended September 30, 2005, 0.10 cents for the three months ended September 30, 2004, 0.07 cents for the nine months ended September 30, 2005 and 0.17 cents for the nine months ended September 30, 2004.
  Excludes aircraft that have been removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had $2.2 billion in consolidated cash, cash equivalents and short-term investments, which is $501 million higher than at December 31, 2004. At September 30, 2005, we had $247 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and interest rate swap agreements. Restricted cash at December 31, 2004 totaled $211 million.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

Although revenue trends have been improving, we still expect to incur a significant loss in the fourth quarter and full year 2005 due in large part to current high fuel prices. As a result of escalating prices, fuel expense is our single largest operating expense item for the first time in our history. We have been able to implement some fare increases on certain domestic and international routes in recent months, but these increases have not fully offset the substantial increase in fuel prices.

Taking into consideration our expected fourth quarter loss, $356 million of debt and capital lease principal payments due in the fourth quarter of 2005 and the $65 million cash pension contribution we made in October 2005, we currently expect that our unrestricted cash and short-term investments balance as of December 31, 2005 will be approximately $1.4 billion, not including any fourth quarter capital market transactions or other financings, except for previously announced aircraft financing transactions.

We also believe that under current conditions, absent adverse factors outside of our control, such as additional terrorist attacks, hostilities involving the United States, a further delay in the restart of the Gulf Coast refineries or further significant increases in crude oil prices, our existing liquidity and projected 2006 cash flows will be sufficient to fund current operations and other financial obligations through 2006. However, we have significant financial obligations due in 2007 and thereafter, and it is possible that we will have inadequate liquidity to meet those obligations if the current adverse domestic fare environment for network carriers does not improve materially, fuel prices remain high and we are unable to increase our revenue or decrease our costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets. Our recent pay and benefit cost reductions are helping us reduce our overall costs, but we do not expect that these reductions in and of themselves will provide sufficient liquidity or restore our profitability in the current environment.

Operating Activities. Cash flows provided by operations for the nine months ended September 30, 2005 were $453 million compared to cash flows provided by operations of $488 million in the comparable period of 2004. Cash flows from operations decreased primarily due to the contribution of $109 million cash to our defined benefit pension plans in the nine months ended September 30, 2005, partially offset by advance ticket sales associated with increased international flight activity.

Investing Activities. Cash flows used in investing activities were $83 million for the nine months ended September 30, 2005 compared to cash flows provided by investing activities of $28 million for the nine months ended September 30, 2004. The increase in purchase deposits paid in the first nine months of 2005 is due to the timing of aircraft deliveries. The delivery of mainline aircraft in the first nine months of 2004 resulted in higher purchase deposit refunds as compared to the first nine months of 2005. We took delivery of four new mainline aircraft and 16 leased regional jets during the first nine months of 2005, compared to 14 mainline aircraft (of which five were owned and nine were leased) and 16 leased regional jets in the first nine months of 2004.

We have substantial commitments for capital expenditures. Net capital expenditures for 2005 are expected to be $203 million, or $207 million after considering purchase deposits to be paid, net of purchase deposits refunded. Projected net capital expenditures for 2005 consist of $71 million of fleet expenditures, $100 million of non-fleet expenditures and $32 million for rotable parts and capitalized interest. Through September 30, 2005, our net capital expenditures totaled $123 million and net purchase deposits paid totaled $26 million.

During the nine months ended September 30, 2005, we received proceeds of $42 million from dispositions of property and equipment. The most significant component of this total was related to a sale of undeveloped land acquired in 1999 near our hub at Newark Liberty International Airport.

Financing Activities. Cash flows provided by financing activities, primarily the issuance of new long-term debt offset by the payment of long-term debt and capital lease obligations, were $154 million for the nine months ended September 30, 2005, compared to cash flows used in financing activities of $342 million in the nine months ended September 30, 2004.

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

The loan documents require us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion dollars at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans. In addition, if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by periodic appraisals, is greater than 48%, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than 48%. We are currently in compliance with these covenants.

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

At September 30, 2005, we had approximately $6.0 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our interests in Holdings and Copa Airlines remain unencumbered. We are currently in compliance with all debt covenants.

At September 30, 2005, our senior unsecured debt ratings were Caa2 by Moody's and CCC+ by Standard & Poor's. Reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $60 million under our bank-issued credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $27 million under our workers' compensation program if our debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains certain financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain special charges) to fixed charges (generally, interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. We are currently in compliance with all of the covenants. Failure to maintain compliance would result in our being required to post up to an additional $360 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

On September 23, 2005, the SEC declared effective our recently filed universal shelf registration statement covering the sale from time to time of up to $1 billion of our securities in one or more public offerings. The securities offered might include debt securities, shares of Class B common stock, shares of preferred stock, and securities exercisable for, or convertible into, shares of Class B common stock, such as stock purchase contracts, warrants or subscription rights, among others. Proceeds from any sale would likely be used for general corporate purposes, including the repayment of debt, the funding of pension obligations and working capital requirements.

Deferred Tax Assets.  We have not paid federal income taxes in the last four years. As of December 31, 2004, we had a net deferred tax liability of $212 million including gross deferred tax assets aggregating $1.9 billion, $1.2 billion related to net operating losses ("NOLs"), and a valuation allowance of $404 million.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.24% for September 2005). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $27 million per year, before consideration of any built-in gains.

During the quarter ended September 30, 2005, we entered into a final settlement agreement with the Internal Revenue Service ("IRS") resolving all matters raised by the IRS during its examination of our federal income tax returns through the year ended December 31, 1999. As a result of the settlement with the IRS and the associated deferred tax account reconciliation, deferred tax liabilities and long-term assets (primarily routes and airport operating rights) were reduced by $211 million to reflect the ultimate resolution of tax uncertainties existing at the point we emerged from bankruptcy in April 1993. The composition of the individual elements of deferred taxes recorded on the balance sheet was also adjusted; however, the net effect of these changes was entirely offset by an increase in the deferred tax valuation allowance due to our prior determination that it is more likely than not that our net deferred tax assets will ultimately not be realized. The settlement did not have a material impact on our results of operations, financial position or liquidity.

Qualified Retirement Plans. Under the new collective bargaining agreement with our pilots ratified on March 30, 2005, which we refer to as the "pilot agreement," future defined benefit accruals for pilots ceased and retirement benefits accruing in the future are provided through two new pilot-only defined contribution plans. As required by the pilot agreement, defined benefit pension assets and obligations related to pilots in our primary defined benefit pension plan (covering substantially all U.S. employees other than Chelsea and CMI employees) were spun out into a separate pilot-only defined benefit pension plan, which we refer to as the "pilot defined benefit pension plan." Subsequently, on May 31, 2005, future benefit accruals for pilots ceased and the pilot defined benefit pension plan was "frozen." As of that freeze date, all existing accrued benefits for pilots (including the right to receive a lump sum payment upon retirement) were preserved in the pilot defined benefit pension plan. Accruals for non-pilot employees under our primary defined benefit pension plan continue. Funding obligations for both defined benefit plans (the ongoing primary defined benefit pension plan and the pilot defined benefit pension plan) will continue to be determined under applicable law. However, the pilot agreement provides that we will not declare a cash dividend or repurchase our outstanding stock for cash until we have contributed at least $500 million (measured from March 30, 2005) to the pilot defined benefit pension plan. Through September 30, 2005, we have made $40 million of such contributions to this plan.

We contributed $59 million cash to our defined benefit pension plans during the three months ended September 30, 2005. We also contributed $65 million cash to our defined benefit pension plans on October 6, 2005, bringing year-to-date contributions to $304 million and meeting our pension contribution requirement for 2005.

As required by the new pilot agreement, two new pilot-only defined contribution plans were established effective September 1, 2005. One of these plans is a money purchase pension plan -- a type of defined contribution plan subject to the minimum funding rules of the Internal Revenue Code. Contributions under that plan are generally expressed as a percentage of applicable pilot compensation, subject to limits under the Internal Revenue Code. The initial contribution to that plan was based on applicable compensation since July 1, 2005. The other new pilot-only defined contribution plan is a 401(k) plan that was established by spinning off the pilot accounts in our pre-existing primary 401(k) plan (covering substantially all of our U.S. employees other than CMI employees) to a separate pilot-only 401(k) plan. Pilots may make elective pre-tax and/or post tax contributions to the pilot-only 401(k) plan. In addition, the pilot agreement calls for employer contributions to the pilot-only 401(k) plan based on pre-tax profits during a portion of the term of the pilot agreement. To the extent the Internal Revenue Code limits preclude employer contributions called for by the pilot agreement, the disallowed amount will be paid directly to the pilots as current wages under a corresponding nonqualified arrangement.

Liquidity and Credit Support Providers. We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 251 leased and owned mainline jet aircraft currently in our fleet, including four MD-80 aircraft currently out-of-service. Typically, these pass-through certificates, as well as a separate financing secured by aircraft spare parts and spare engines, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 122 leased regional jet aircraft currently operated by ExpressJet and eight regional jet aircraft that are scheduled to be delivered through February 2006. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $525 million at September 30, 2005. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for FGIC is available over the internet at http://www.fgic.com and financial information for the parent companies of our other policy providers is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2004 Form 10-K/A except as follows:

Foreign Currency. We had the following foreign currency hedges outstanding at September 30, 2005 covering net cash flows for the remainder of 2005:

  Forward contract to hedge approximately 65% of our projected Japanese yen-denominated net cash flows.
  Forward and option contracts to hedge approximately 40% of our British pound sterling-denominated net cash flows.
  Forward and option contracts to hedge approximately 71% of our projected euro-denominated net cash flows.
  Forward contracts to hedge approximately 87% of our projected Canadian dollar-denominated net cash flows.

Additionally, we have entered into swap contracts to hedge approximately 47% of our projected Canadian dollar-denominated net cash flows for 2006.

We estimate that at September 30, 2005, a 10% strengthening in the value of the U.S. dollar relative to the Japanese yen, British pound sterling, euro and Canadian dollar would have increased the fair value of the existing option and/or forward contracts by $7 million, $2 million, $1 million and $2 million, respectively, offset by a corresponding loss on the underlying exposure of $5 million, $4 million, $1 million and $5 million, respectively, resulting in a net increase (decrease) in revenue of $2 million, $(2) million, $0 million and $(3) million, respectively.

Aircraft Fuel. As of September 30, 2005, we did not have any jet fuel hedges in place.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that, solely as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2005 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

As discussed further in Item 9A. Controls and Procedures-Management's Report on Internal Control over Financial Reporting (as restated) of our 2004 Form 10-K/A, in mid-July 2005, management concluded that our failure to correctly apply Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13"), and its related interpretations, with respect to the recognition of rent expense on operating leases with fixed rent escalation clauses and depreciation expense for leasehold improvements constituted a material weakness in our internal control over financial reporting. Solely as a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004, March 31, 2005 and June 30, 2005.

During the third quarter of 2005 and prior to the filing of our 2004 Form 10-K/A, we performed an extensive review of our leases and our leasehold improvements in an effort to ensure that the restated financial statements reflected all necessary adjustments. We also designed new internal control procedures to help remediate the issues and to ensure that new leases and changes to existing leases, as well as future leasehold improvements, will be accounted for in accordance with generally accepted accounting principles, including the following:

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

We believe we have taken the steps necessary to remediate this material weakness relating to our lease accounting processes, procedures and controls; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our lease accounting until we have conducted sufficient testing. We anticipate that such testing will be completed in connection with management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. This assessment will be disclosed in management's report on internal control over financial reporting to be included in our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, we will continue to monitor the effectiveness of our lease accounting processes, procedures and controls and will make any further changes management determines appropriate.

Changes in Internal Controls. Other than as noted above in this Item 4, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated the base commissions.  This was similar to actions also taken by other air carriers.  We are now a defendant, along with several other air carriers, in two remaining lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. Another such similar lawsuit, styled Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio) and filed on May 8, 2003, was dismissed without prejudice in July 2005. By order dated November 10, 2003, the remaining actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our financial position, liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
4.1

Trust Supplement No. 2005-ERJ1 dated September 22, 2005 between Wilmington Trust Company, as Trustee, and Continental to Pass Through Trust Agreement, dated September 25, 1997 - incorporated by reference to Exhibit 4.1 to Continental's Current Report on Form 8-K dated September 22, 2005.

10.1	Supplement Agreement No. 36 dated July 28, 2005 to Purchase Agreement No. 1951 between Continental and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)
10.2	Supplemental Agreement No. 11 dated July 28, 2005 to Purchase Agreement No. 2061 between Continental and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft. (1)
10.3	Amended and Restated Letter Agreement No. 11 dated August 8, 2005 between Continental and General Electric Company relating to certain long-term engine purchase commitments of Continental. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: October 18, 2005	By:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: October 18, 2005	By:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

4.1

Trust Supplement No. 2005-ERJ1 dated September 22, 2005 between Wilmington Trust Company, as Trustee, and Continental to Pass Through Trust Agreement, dated September 25, 1997 - incorporated by reference to Exhibit 4.1 to Continental's Current Report on Form 8-K dated September 22, 2005.

10.1	Supplement Agreement No. 36 dated July 28, 2005 to Purchase Agreement No. 1951 between Continental and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)
10.2	Supplemental Agreement No. 11 dated July 28, 2005 to Purchase Agreement No. 2061 between Continental and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft. (1)
10.3	Amended and Restated Letter Agreement No. 11 dated August 8, 2005 between Continental and General Electric Company relating to certain long-term engine purchase commitments of Continental. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.