Form 10-K
period 2005-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2006-02-28
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No _____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer X Accelerated filer _____ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $888 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Class                                                    Outstanding at February 24, 2006

Class B Common Stock, $0.01 par value per share                    86,848,955 shares

__________________
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 6, 2006: PART III

PART I

ITEM 1. BUSINESS.

Overview

Continental Airlines, Inc., a Delaware corporation incorporated in 1980, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. The term "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

We are the world's sixth largest airline (as measured by the number of scheduled miles flown by revenue passengers, known as revenue passenger miles, in 2005). Together with ExpressJet Airlines, Inc. (operating as Continental Express and referred to in this Form 10-K as "ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), from which we purchase seat capacity, and our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, we operate more than 2,500 daily departures. As of December 31, 2005, we flew to 132 domestic and 126 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 23 European cities, nine South American cities, Tel Aviv, Delhi, Hong Kong, Beijing and Tokyo as of December 31, 2005. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 41 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

General information about us, including our Corporate Governance Guidelines and the charters for the committees of our Board of Directors, can be found at http://www.continental.com/ company/investor. Our Board of Directors has adopted a code of ethics entitled "Principles of Conduct," which applies to all of our employees, officers and directors. Our board has also adopted a separate "Directors' Code of Ethics" for our directors. Copies of these codes can be found at http://www.continental.com/company/investor. Copies of our charters and codes are available in print to any stockholder who requests them. Written requests for such copies may be directed to our Secretary at Continental Airlines, Inc., P.O. Box 4607, Houston, Texas 77210-4607. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, see the cautionary statements contained in Item 1A. "Risk Factors - Risk Factors Relating to the Company" and "Risk Factors - Risk Factors Relating to the Airline Industry." See these sections of Item 1. and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Summary of Principal Risk Factors" for a discussion of trends and factors affecting us and our industry. Also see Item 8. "Financial Statements and Supplementary Data, Note 18 - Segment Reporting" for financial information about each of our business segments. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("Liberty International"), in Houston, Texas at George Bush Intercontinental Airport ("Bush Intercontinental") and in Cleveland, Ohio at Hopkins International Airport ("Hopkins International"). Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of December 31, 2005, we operated 71% of the average daily departures from Liberty International, 89% of the average daily departures from Bush Intercontinental and 66% of the average daily departures from Hopkins International (in each case including regional jets flown for us by ExpressJet). Each of our domestic hubs is located in a large business and population center, contributing to a high volume of "origin and destination" traffic.

International Operations

We directly serve destinations throughout Europe, Canada, Mexico, Central and South America and the Caribbean, as well as Tel Aviv, Delhi, Hong Kong, Beijing and Tokyo. We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI. As measured by 2005 available seat miles, approximately 45% of our mainline operations (flights using jets with a capacity of greater than 100 seats) is dedicated to international traffic.

Liberty International is a significant international gateway. From Liberty International, we served 23 cities in Europe, seven cities in Canada, five cities in Mexico, seven cities in Central America, five cities in South America, 19 Caribbean destinations, Tel Aviv, Delhi, Hong Kong, Beijing and Tokyo at December 31, 2005. During 2005, we added service between Liberty International and Beijing, China; Bristol, England; Belfast, Northern Ireland; Berlin, Germany; Delhi, India; Hamburg, Germany; Stockholm, Sweden; Liberia, Costa Rica; Curacao, Netherlands Antilles and Ponce, Puerto Rico. In 2006, we will begin service between Liberty International and Barcelona, Spain; Copenhagen, Denmark and Cologne, Germany.

Bush Intercontinental is the focus of our flights to destinations in Mexico and Central America. As of December 31, 2005, we flew from Bush Intercontinental to 30 cities in Mexico, all seven countries in Central America, nine cities in South America, eight Caribbean destinations, four cities in Canada, three cities in Europe and Tokyo. During 2005, we added service between Bush Intercontinental and Buenos Aires, Argentina; Punta Cana, Dominican Republic and Bonaire, Netherlands Antilles.

From its hub operations based on the island of Guam, as of December 31, 2005, CMI provided service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including the Philippines, Hong Kong, Australia and Indonesia. In 2005, CMI added new service between Guam and Hiroshima, Japan and between Honolulu, Hawaii and Nagoya, Japan. CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Hong Kong, Tokyo and Honolulu, each of which CMI serves non-stop from Guam.

See Item 8. "Financial Statements and Supplementary Data, Note 18 - Segment Reporting," for operating revenue by geographical area.

Alliances

We have alliance agreements, which are also referred to as codeshare agreements or cooperative marketing agreements, with other carriers. These relationships may include (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports) and/or (c) block space arrangements (carriers agree to share capacity and bear economic risk for blocks of seats on certain routes). Except for our relationship with ExpressJet, all of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk. In contrast, in a block space relationship or capacity purchase agreement such as we have with ExpressJet, the marketing carrier is committed to purchase a set number of seats on the operating carrier, sells seats to the public from this purchased inventory and is at economic risk for the purchased seats that it is unable to sell. Some alliance relationships may include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

In September 2004, we joined SkyTeam, a global alliance of airlines that offers greater destination coverage and the potential for increased revenue. SkyTeam members include Aeromexico, Air France, Alitalia, CSA Czech Airlines, Delta, KLM, Korean Air and Northwest. As of December 31, 2005, SkyTeam members served 344 million passengers with over 15,200 daily departures to 684 global destinations in more than 133 countries. In conjunction with joining SkyTeam, we entered into bilateral codeshare, frequent flyer program participation and airport lounge access agreements with each of the SkyTeam members. We had long-term alliances with Northwest, Delta and KLM prior to joining SkyTeam. We began codeshare operations with many of the other SkyTeam members in 2005, and we intend to implement codeshare operations with the remaining carriers by the end of 2006.

We also have domestic codesharing agreements with Hawaiian Airlines, Alaska Airlines, and Horizon Airlines. Additionally, we have codeshare agreements with Gulfstream International Airlines, Champlain Enterprises, Inc. ("CommutAir"), Hyannis Air Service, Inc. ("Cape Air"), Colgan Airlines, Inc., Hawaii Island Air, Inc. ("Island Air") and American Eagle Airlines, who provide us with commuter feed traffic. We also have the first train-to-plane alliance in the United States with Amtrak.

In addition to our domestic alliances, we seek to develop international alliance relationships that complement our own route system and permit expanded service through our hubs to major international destinations. International alliances assist in the development of our route structure by enabling us to offer more frequencies in a market, provide passengers connecting service from our international flights to other destinations beyond an alliance airline's hub and expand the product line that we may offer in a foreign destination. In addition to our agreements with the SkyTeam member airlines, we also currently have international codesharing agreements with Air Europa of Spain, Emirates (the flag carrier of the United Arab Emirates), EVA Airways Corporation (an airline based in Taiwan), British European ("flybe"), Virgin Atlantic Airways, Copa Airlines of Panama ("Copa Airlines") and French rail operator SNCF. We own 27% of the common equity of Copa Holdings, S.A. ("Copa"), the parent of Copa Airlines.

Regional Operations

Our mainline service at each of our domestic hub cities is coordinated with ExpressJet, which operates new-generation regional jets. As of December 31, 2005, ExpressJet served 116 destinations in the U.S., 27 cities in Mexico, six cities in Canada, two Caribbean destinations and one city in Guatemala. Since December 2002, ExpressJet's fleet has been comprised entirely of regional jets. We believe ExpressJet's regional jet service complements our operations by carrying traffic that connects onto our mainline jets and by allowing more frequent flights to smaller cities than could be provided economically with larger jet aircraft. The regional jets also allow ExpressJet to serve certain routes that cannot be served by turboprop aircraft. Additional commuter feed traffic is currently provided to us by other alliance airlines, as discussed above.

We purchase all of ExpressJet's available seat miles for a negotiated price under a capacity purchase agreement with ExpressJet. The agreement covers all of ExpressJet's existing fleet, as well as eight Empresa Brasileira de Aeronautica S.A. ("Embraer") regional jets scheduled for delivery in 2006. Under the agreement, as amended, ExpressJet has the right through December 31, 2006 to be our sole provider of regional jet service from our hubs. We are responsible for all scheduling, pricing and seat inventories of ExpressJet's flights. Therefore, we are entitled to all revenue associated with those flights and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay ExpressJet based on scheduled block hours (the hours from gate departure to gate arrival) in accordance with a formula designed to provide them with an operating margin of approximately 10% before taking into account performance incentive payments and variations in some costs and expenses that are generally controllable by ExpressJet, primarily wages, salaries and related costs. We assume the risk of revenue volatility associated with fares and passenger traffic, price volatility for specified expense items such as fuel and the cost of all distribution and revenue-related costs.

Under the capacity purchase agreement, we have the right, upon no less than 12 months' notice to ExpressJet, to reduce the number of its aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft (including 2006 deliveries) from the capacity purchase agreement because we believe the rates charged by ExpressJet for regional capacity are above the current market. While our discussions with ExpressJet continue, we have requested proposals from numerous regional jet operators to provide regional jet service to replace the withdrawn capacity. Any transition of service of the withdrawn capacity from ExpressJet to a new operator would begin in January 2007 and be completed during the summer of 2007. Under our agreement with ExpressJet, once we have given notice of withdrawal of aircraft from the agreement, ExpressJet will have the option to decide, within nine months of that notice, to (1) fly any of the withdrawn aircraft for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (2) fly any of the withdrawn aircraft under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to ExpressJet's arrangement with us respecting our hubs, or (3) decline to fly any of the withdrawn aircraft, return the aircraft to us and cancel the related subleases with us. If ExpressJet elects to retain the aircraft, the implicit interest rate used to calculate the scheduled lease payments under our aircraft subleases with ExpressJet will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Should ExpressJet retain the withdrawn aircraft, we anticipate that the new operator will supply any aircraft needed for its operations for us.

The capacity purchase agreement is scheduled to expire on December 31, 2010, but allows us to terminate the agreement at any time after December 31, 2006 upon 12 months' notice. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

We have reduced our ownership of Holdings from 100% prior to the initial public offering of Holdings common stock in 2002 to 8.6% as of December 31, 2005, through a series of transactions. These transactions include the initial public offering of the common stock of Holdings by Holdings and us in 2002, a sale of Holdings common stock by us to Holdings in 2003 and contributions by us of Holdings common stock to our defined benefit pension plan in 2003 and 2005. Additionally, during 2005 we relinquished our right to appoint a director to Holdings' Board of Directors. Due to the capacity purchase agreement, the disposition of our interest in Holdings has had no effect on our operations and on ExpressJet's flight operations on our behalf.

Marketing

As with other major domestic hub-and-spoke carriers, a majority of our revenue comes from tickets for travel on us sold by travel agents. Although we generally no longer pay base commissions, we often negotiate compensation to travel agents based on their performance in selling our tickets.

We use the internet to provide travel-related services for our customers and to reduce our reservation system booking fees. We have marketing agreements with internet travel service companies such as Orbitz, Hotwire, Travelocity and Expedia. Although customers' use of the internet has helped to reduce our distribution costs, it has also lowered our yields because it has enhanced the visibility of low-cost carriers.

Our website, http://www.continental.com, recorded approximately $2.1 billion in ticket sales in 2005, a 38% increase over 2004. The site offers customers the ability to purchase and change tickets on-line, to check-in on-line and to have direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem reward travel) and Continental travel specials. Tickets purchased through our website accounted for 19% of our passenger revenue during 2005, compared with 16% in 2004 and 11% in 2003.

In 2005, we continued to expand our electronic ticketing, or E-Ticket, product. E-Tickets enhance customer and revenue information. E-Ticketed passengers have the ability to check-in at http://www.continental.com for all domestic and international travel. On-line check-in allows customers to obtain a boarding pass from their home, office or hotel up to 24 hours prior to departure and to proceed directly to security at the airport, bypassing the ticket counter and saving time. Passengers with baggage who check-in on-line may use special kiosks at our hub airports to check their bags rapidly. E-Ticket passengers can also use self-service kiosks to check-in.

We have approximately 1,000 Continental self-service kiosks at 150 airports throughout our system, including all domestic airports we serve. We were one of the first U.S. airlines to implement interline E-Ticketing, allowing customers to use electronic tickets when their itineraries include travel on multiple carriers. At December 31, 2005, we had interline E-Ticketing arrangements with 33 air carriers and we plan to implement E-Ticketing agreements with approximately 24 additional carriers in 2006.

Frequent Flyer Program

We maintain our "OnePass" frequent flyer program to encourage repeat travel on our system. OnePass allows passengers to earn mileage credits by flying us and certain other alliance carriers. We also sell mileage credits to credit/debit card companies, phone companies, hotels, car rental agencies, utilities and various shopping and gift merchants participating in OnePass. Mileage credits can be redeemed for free, discounted or upgraded travel on Continental, ExpressJet, CMI or alliance airlines. Most travel awards are subject to capacity limitations.

At December 31, 2005, we had an outstanding liability associated with approximately 2.5 million free travel awards that were expected to be redeemed for free travel on Continental, ExpressJet, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $236 million at December 31, 2005. This liability is recognized as a component of air traffic liability in our consolidated balance sheets.

During the year ended December 31, 2005, OnePass participants claimed approximately 1.4 million awards. Frequent flyer awards accounted for an estimated 7.0% of our total revenue passenger miles ("RPMs"). We believe displacement of revenue passengers is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

Our "EliteAccess" service is offered to OnePass members who hold Elite status, first class and BusinessFirst ticket holders and travelers with high yield coach tickets who qualify as "Elite for the Day." EliteAccess passengers receive preferential treatment in the check-in, boarding and baggage claim areas and have special security lanes at certain airports. We also initiated a guarantee of no middle seat assignment for those passengers using a full-fare, unrestricted ticket.

Employees

As of December 31, 2005, we had approximately 42,200 employees, or 39,530 full-time equivalent employees, consisting of approximately 16,895 customer service agents, reservations agents, ramp and other airport personnel, 8,570 flight attendants, 5,925 management and clerical employees, 4,420 pilots, 3,610 mechanics and 110 dispatchers. Approximately 44% of our employees are represented by unions. The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental and CMI:
Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Flight Attendants	8,220	International Association of Machinists and Aerospace Workers ("IAM")	December 2009

Continental Pilots	4,420	Air Line Pilots Association International ("ALPA")	December 2008

Continental Mechanics	3,510	International Brotherhood of Teamsters ("Teamsters")	December 2008

CMI Fleet and Passenger Service Employees	560	Teamsters	December 2006

CMI Flight Attendants	350	IAM	June 2005

Continental Dispatchers	110	Transport Workers Union ("TWU")	December 2008

CMI Mechanics	100	Teamsters	December 2006

Continental Flight Simulator Technicians	50	TWU	December 2008

On March 30, 2005, our pilots, mechanics, dispatchers and simulator technicians ratified new contracts containing pay and benefit reductions and work rule changes, and on April 1, 2005 we implemented pay and benefit reductions for our domestic employees not subject to collective bargaining agreements. On January 29, 2006, our flight attendants ratified their new contract containing pay and benefit reductions and work rule changes. We expect to complete the process of obtaining the final $10 million of our targeted $500 million in annual pay and benefit reductions and work rule changes, principally with our unionized workgroups at CMI, in the near future.

Industry Regulation and Airport Access

Federal Regulations. We operate under certificates of public convenience and necessity issued by the U.S. Department of Transportation ("DOT"). These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure by the holder of the certificate to comply with the terms and conditions of a certificate.

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

Under the Aviation and Transportation Security Act (the "Aviation Security Act"), substantially all security screeners at airports are federal employees and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. customs and enhanced background checks.

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal statutes, DOT and FAA regulations and judicial decisions. Under the Aviation Security Act, funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50, subject to a $5 per one-way trip cap. The current administration has proposed to replace this fee with a $5 one-way, or $10 round-trip, passenger fee. If implemented, this proposal would result in an additional annual tax of $1.3 billion on the airline industry, as estimated by the administration. The Aviation Security Act also allows the Transportation Security Administration ("TSA") to assess an aviation security infrastructure fee on each airline up to the total amount spent by that airline on passenger and property screening in calendar year 2000 and, starting in fiscal year 2005, to impose a new methodology for calculating assessments. TSA has continued to assess this fee on airlines. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports are significantly increasing their rates and charges to airlines, including us, and may do so again in the future. Most airports where we operate impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

In time of war or during a national emergency or defense-oriented situation, we and other air carriers could be required to provide airlift services to the Air Mobility Command under the Civil Reserve Air Fleet program ("CRAF"). The Air Mobility Command, which runs CRAF, activated Stage I of CRAF as part of the U.S. Government's build-up for military action in Iraq during 2003. If we were required to provide a substantial number of aircraft and crew to the Air Mobility Command, our operations could be adversely impacted.

The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York and Ronald Reagan Washington National Airport in Washington, D.C. ("Washington National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Slot restrictions at LaGuardia and Kennedy are scheduled to be eliminated by 2007, although the FAA has separately imposed new slot controls at LaGuardia to reduce congestion. Given that we expect to be able to continue operating out of these airports with our existing access to gates and related facilities, the elimination of slot restrictions is not expected to have a material impact on us.

Under U.S. law, "actual control" of U.S. carriers must be held at all times by U.S. citizens. The DOT has issued a notice of proposed rulemaking ("NPRM") to interpret U.S. law to allow foreign control of U.S. carriers except for the functions of safety, security, Civil Reserve Air Fleet and organizational documents. We believe the NPRM was issued by the DOT to induce the European Union to execute a new air services treaty between the United States and the European Union, which treaty would be adverse to us as explained below under "International Regulations." There is significant opposition to the NPRM in Congress, and it is our belief that the NPRM is unlawful. If a final rule is issued under the NPRM, we expect to take appropriate legal action to challenge its validity.

International Regulations. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers allowed to fly these routes. Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S. Bilateral agreements between the United States and foreign governments often include restrictions on the number of carriers (designations), operations (frequencies), or airports (points) that can be served. When designations are limited, only a certain number of airlines of each country may provide service between the countries. When frequencies are limited, operations are restricted to a certain number of weekly flights (as awarded by the Untied States to the domestic carrier, based on the bilateral limits). When points are limited, only certain airports within a country can be served.

One example of these limits is the bilateral agreement between the United States and the United Kingdom. Designations between the United States and Heathrow airport in London are limited to two for each country and because both designations are already taken, we cannot serve London Heathrow, even though we desire to do so. Additionally, the bilateral agreement limits frequencies. As a result, even if we received a Heathrow designation, we would be prevented from expanding our service above a predefined number of weekly frequencies. Finally, even if we received a Heathrow designation, we could not serve it from Houston or Cleveland because of point limits. However, the U.S. and the European Union have negotiated an "open skies" agreement (meaning all carriers have access to a destination) which would allow U.S. and European carriers to operate between any U.S. and European points. Although the treaty, which has not been executed by the European Union, technically would permit us to fly to London Heathrow, that right is illusory, as there are not available to us commercially viable slots or other facilities at Heathrow. However, certain of our competitors with these assets could introduce service between London Heathrow and our hubs at Houston and Cleveland and new or increased service at our hub at Newark, which could have a material adverse effect on us.

For a U.S. carrier to fly to any international destination that is not subject to an open skies agreement, it must first obtain approval from both the U.S. and the foreign country where the destination is located, which is referred to as a "foreign route authority." Route authorities to some international destinations can be sold between carriers, and their value can vary because of limits on accessibility. For those international routes where there is a limit to the number of carriers or frequency of flights (such as London Heathrow), studies have shown that these routes have more value than those without restrictions. Such limitations may be harmful to us, as in the case of London Heathrow, or be beneficial to us, as is the case with our flights to China and Argentina. To the extent foreign countries adopt open skies policies or otherwise liberalize or eliminate restrictions on international routes, those actions would increase competition and potentially decrease the value of a route. We cannot predict what laws, treaties and regulations relating to international routes will be adopted or their resulting impact on us, but the overall trend in recent years has been an increase in the number of open skies agreements and the impact of any future changes in governmental regulation of international routes could be significant.

Environmental Regulations. Many aspects of airlines' operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. Potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the impact to us and our industry is likely to be adverse and could be significant.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided those procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Some airports, including the major airports at Boston, Chicago, Los Angeles, San Diego, Orange County (California), Washington National, Denver and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports. Local authorities at other airports could consider adopting similar noise regulations. Some foreign airports, including major airports in countries such as the United Kingdom, France, Germany and Japan, have adopted similar restrictions to limit noise, and in some instances our operations and costs have been adversely affected in the same manner as described above.

ITEM 1A. RISK FACTORS.

Risk Factors Relating to the Company

We continue to experience significant losses. Since September 11, 2001, we have incurred significant losses. We reported a net loss of $68 million in 2005 and expect to incur a significant loss for the first quarter of 2006 under current market conditions. Losses of the magnitude incurred by us since September 11, 2001 are not sustainable if they continue. These losses are primarily attributable to decreased yields on passenger revenue since September 11, 2001 and record high fuel prices. Passenger revenue per available seat mile for our mainline operations was 5.8% lower for the year ended December 31, 2005 versus 2000 (the last full year before the September 11, 2001 terrorist attacks).

We have been able to implement some fare increases on certain domestic and international routes during 2005, but these increases have not fully offset the substantial increase in fuel prices. Our ability to raise our fares is limited due to the substantial price competition in the airline industry, especially in U.S. domestic markets.

We cannot predict when or if yields will increase. Further, we cannot predict the long-term impact of any changes in fare structures, most importantly in relation to business fares, booking patterns, low-cost competitor growth, increased usage of regional jets, customers' directly booking on the internet, competitor bankruptcies and other changes in industry structure and conduct, but any of these factors could have a material adverse effect on our results of operations, financial condition or liquidity.

Record high fuel costs have materially and adversely affected our operating results. Fuel costs, which are currently at historically high levels, constitute a significant portion of our operating expense. Mainline fuel costs represented approximately 26.7% of our mainline operating expenses for the year ended December 31, 2005. We expect that fuel expense will be our single largest operating expense item in 2006. Based on gallons expected to be consumed in 2006, for every one dollar increase in the price of a barrel of crude oil, our annual fuel expense would increase by approximately $42 million. Our fuel expense could further increase if the refining margin (the component of the price of jet fuel attributable to the refining of crude oil into jet fuel) increases above current levels.

We are also at risk for all of ExpressJet's fuel costs, as well as a margin on ExpressJet's fuel costs up to a negotiated cap of 71.2 cents per gallon, under our capacity purchase agreement and a related fuel purchase agreement with ExpressJet.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as increasing demand by developing nations, unrest in Iraq and current diplomatic tension between the U.S. and Iran concerning Iran's nuclear energy development, as well as OPEC production curtailments, a disruption of oil imports, other conflicts or instability in the Middle East or other oil producing regions, environmental concerns, weather and other unpredictable events. Further, Hurricane Katrina and Hurricane Rita caused widespread disruption in 2005 to oil production, refinery operations and pipeline capacity in portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished. A significant portion of the increase in the price of jet fuel immediately following Hurricane Katrina and Hurricane Rita was attributable to an increase in the refining margin.

Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition or liquidity.

From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices. However, as of December 31, 2005, we did not have any fuel hedges in place. In February 2006, we entered into petroleum swap contracts to hedge a minimal portion of our projected 2006 fuel usage.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with our principal competitors, we have a high proportion of debt compared to our equity capital. As of December 31, 2005, we had approximately $5.6 billion (including current maturities) of long-term debt and capital lease obligations, $226 million of stockholders' equity and $2.2 billion in consolidated cash, cash equivalents and short-term investments (of which $241 million was restricted cash). Our combined long-term debt and capital lease obligations coming due in 2006 total $546 million, and we have significant amounts coming due in 2007 and thereafter. We also have significant operating lease and facility rental costs. For the year ended December 31, 2005, annual aircraft and facility rental expense under operating leases was $1.4 billion.

In addition, we have substantial commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of December 31, 2005, we had firm commitments for 52 new aircraft from Boeing, with an estimated cost of $2.5 billion, and options to purchase 30 additional Boeing aircraft. We are scheduled to take delivery of six new 737-800 aircraft in 2006, with delivery of the remaining 46 new Boeing aircraft occurring from 2007 through 2011. In addition, we are scheduled to take delivery of two used 757-300 aircraft in 2006 under operating leases.

We have backstop financing for six 737-800 aircraft to be delivered in 2006 and two 777-200ER aircraft to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. However, we do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

At December 31, 2005, our senior unsecured debt ratings were Caa2 by Moody's and CCC+ by Standard & Poor's. Reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $45 million under our bank-issued credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $27 million under our workers' compensation program if our debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for certain special items) to fixed charges (interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities of .27 to 1.0 through June 30, 2006 and .29 to 1.0 thereafter. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $330 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

We have defined benefit pension plans covering substantially all U.S. employees other than employees of Chelsea Food Services and CMI. Based on current assumptions and applicable law, we will be required to contribute in excess of $1.5 billion to our defined benefit pension plans over the next ten years, including $258 million in 2006, to meet our minimum funding obligations.

Our labor costs may not be competitive and could threaten our future liquidity. Labor costs constitute a significant percentage of our total operating costs. In 2005, labor costs (including employee incentives) constituted 23.6% of our total operating expenses. All of the major hub-and-spoke carriers with whom we compete have achieved significant labor cost reductions, whether in or out of bankruptcy. Even given the effect of pay and benefit cost reductions we implemented beginning in April 2005, we believe that our wages, salaries and benefits cost per available seat mile, measured on a stage length adjusted basis ("labor CASM"), will continue to be higher than that of many of our competitors. Although we enjoy generally good relations with our employees, we can provide no assurance that we will not experience labor disruptions in the future. Any disruptions which result in a prolonged significant reduction in flights would have a material adverse impact on our results of operations or financial condition.

Our net operating loss carryforwards may be limited. At December 31, 2005, we had estimated net operating loss carryforwards ("NOLs") of $4.1 billion for federal income tax purposes that will expire beginning in 2006 through 2025. If we were to have a change of ownership under current conditions, our annual NOL utilization could be limited to approximately $81 million per year, before consideration of any built-in gains. For a further discussion of our NOLs, see Note 11 to our consolidated financial statements included in Item 8. of this report.

For financial reporting purposes, income tax benefits recorded on losses generally result in deferred tax assets. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets beginning in the first quarter of 2004. As a result, all of our 2005 losses and the majority of our 2004 losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowances in conjunction with deferred tax assets recorded on losses in the future.

Risk Factors Relating to the Airline Industry

Additional terrorist attacks or international hostilities may further adversely affect our financial condition, results of operations and liquidity. The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected our financial condition, results of operations and liquidity and the airline industry generally. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats), could negatively affect us and the airline industry. The potential negative effects include increased security, insurance and other costs for us, higher ticket refunds and decreased ticket sales. The war in Iraq further decreased demand for air travel during the first half of 2003, especially in transatlantic markets, and additional international hostilities could potentially have a material adverse impact on our financial condition, results of operations or liquidity. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States.

The airline industry is highly competitive and susceptible to price discounting. The U.S. airline industry is increasingly characterized by substantial price competition, especially in domestic markets. Carriers use discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of our competitors have substantially greater financial resources, including hedges against fuel price increases, or lower cost structures than we do, or both. In recent years, the domestic market share held by low cost carriers has increased significantly and is expected to continue to increase, which is dramatically changing the airline industry. The increased market presence of low cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient pricing structures in domestic markets to achieve profitability. This has contributed to the dramatic losses for us and the airline industry generally. For example, a low-cost carrier began to directly compete with us on flights between Liberty International and destinations in Florida in 2005. We are responding vigorously to this challenge, but have experienced decreased yields on affected flights. We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors have announced aggressive plans to expand into international markets, including some destinations that we currently serve. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. The September 11, 2001 terrorist attacks, the weak economy prior to 2004, turbulent international events (including the war in Iraq), high fuel prices and extensive price discounting by carriers have resulted in dramatic losses for us and the airline industry generally and have precipitated several airline bankruptcies.

United, US Airways, Delta, Northwest and several small competitors have filed for bankruptcy protection. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. US Airways and, more recently, United, have emerged from bankruptcy. Carriers operating under bankruptcy protection may be in a position to operate in a manner adverse to us and could emerge from bankruptcy as more vigorous competitors with substantially lower costs than ours.

Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and may experience additional consolidation in the future. We routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including alliances, asset acquisitions and business combination transactions. We have had, and expect to continue to have, discussions with third parties regarding strategic alternatives. The impact of any consolidation within the U.S. airline industry cannot be predicted at this time.

Additional security requirements may increase our costs and decrease our traffic. Since September 11, 2001, the Department of Homeland Security ("DHS") and TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. Most recently, DHS has begun to implement the US-VISIT program (a program of fingerprinting and photographing foreign visa holders), announced that it will implement greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded the use of federal air marshals on our flights (thus displacing additional revenue passengers and causing increased customer complaints from displaced passengers), begun investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. DHS has also required certain flights to be cancelled on short notice for security reasons, and has required certain airports to remain at higher security levels than other locations.

In addition, foreign governments also have begun to institute additional security measures at foreign airports we serve, out of their own security concerns or in response to security measures imposed by the U.S.

A large part of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of decreasing the demand for air travel and the attractiveness of air transportation as compared to other modes of transportation in general. Security measures imposed by the U.S. and foreign governments after September 11, 2001 have increased our costs and therefore adversely affected our financial results, and additional measures taken in the future may result in similar adverse effects. See "Industry Regulation and Airport Access - Federal Regulations" above for a discussion of passenger and aviation security fees and their impact on us.

Expanded government regulation could further increase our operating costs and restrict our ability to conduct our business. As evidenced by the security measures discussed above, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA's regulations.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the impact to us and our industry is likely to be adverse and could be significant.

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

Our results of operations fluctuate due to seasonality and other factors associated with the airline industry. Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year for most U.S. air carriers. Our results of operations generally reflect this seasonality, but also have been impacted by numerous other factors that are not necessarily seasonal, including excise and similar taxes, weather, air traffic control delays and general economic conditions, as well as the other factors discussed above. For example, in the third quarter of 2005, Hurricanes Katrina and Rita disrupted our operations and resulted in unprecedented high prices and diminished supplies of jet fuel. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Flight Equipment

As shown in the following table, our operating fleet consisted of 356 mainline jets and 266 regional jets at December 31, 2005, excluding aircraft out of service. The regional jets are leased by ExpressJet from us and are operated by ExpressJet. Our purchase commitments (firm orders) for aircraft as of December 31, 2005 are also shown below. In addition to these firm orders, we have options to purchase 30 additional Boeing aircraft.
Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders		Seats in Standard Configuration	Average Age (In Years)

787-8	-	-	-	10	(a)	TBD	-
777-200ER	18	6	12	2		283	6.4
767-400ER	16	14	2	-		235	4.3
767-200ER	10	9	1	-		174	4.8
757-300	13	9	4	4	(b)	222	3.1
757-200	41	13	28	-		172	8.9
737-900	12	8	4	3		167	4.3
737-800	99	26	73	22		155	4.8
737-700	36	12	24	15		124	7.0
737-500	63	15	48	-		114	9.7
737-300	48	15	33	-		124	19.2
Mainline jets	356	127	229	56			8.3

ERJ-145XR	96	-	96	8		50	2.0
ERJ-145	140	18	122	-		50	5.6
ERJ-135	30	-	30	-		37	5.3
Regional jets	266	18	248	8			4.3

Total	622	145	477	64			6.6

  Includes three 787-8 firm order aircraft for which we have cancellation rights that expire on December 31, 2006.
  Used aircraft to be leased, including two aircraft delivered in 2005 but not yet placed into service.

During 2005, we put into service eight new Boeing 737-800 aircraft and four used 757-300 aircraft. Also during 2005, we removed from service three 737-300 aircraft and two MD-80 aircraft. We are scheduled to take delivery of six new 737-800 aircraft in 2006, with delivery of the remaining 46 new Boeing aircraft occurring from 2007 through 2011. In addition, we are scheduled to take delivery of two used 757-300 aircraft in 2006 under operating leases. The first 787-8 aircraft is scheduled to be delivered in 2009.

During 2005, ExpressJet took delivery of 21 ERJ-145XR aircraft. ExpressJet anticipates taking delivery of the final eight Embraer regional jet aircraft currently on order in 2006.

In addition to our operating fleet, we had eight owned and six leased MD-80 aircraft permanently removed from service as of December 31, 2005. Our last two active MD-80 aircraft were permanently grounded in January 2005. Additionally, we own seven out-of-service Embraer 120 turboprop aircraft. We are currently exploring sublease or sale opportunities for the remaining out-of-service aircraft.

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

Facilities

Our principal facilities are Liberty International, Bush Intercontinental, Hopkins International and A.B. Won Pat International Airport in Guam. Substantially all of these facilities are leased on a net-rental basis, as we are responsible for maintenance, taxes, insurance and other facility-related expenses and services. These hub facilities (other than those located at Guam) have lease expiration dates ranging from 2006 to 2032. The current lease for our Guam terminal facilities has expired and an extension of that lease, which is expected to have a term ending in September 2009, is currently being negotiated. At each of our three domestic hub cities and most other locations, our passenger and baggage handling space is leased directly from the airport authority on varying terms dependent on prevailing practice at each airport. We also maintain administrative offices, terminal, catering, cargo and other airport facilities, training facilities, maintenance facilities and other facilities, in each case as necessary to support our operations in the cities we serve.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of certain of our guarantees relating to our principal facilities, as well as our contingent liability for US Airways' obligations under a lease agreement covering the East End Terminal at LaGuardia Airport.

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated such base commissions. This was similar to actions also taken by other air carriers. We are now a defendant, along with several other air carriers, in two remaining lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. Another such similar lawsuit, styled Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio) and filed on May 8, 2003, was dismissed without prejudice in July 2005. By order dated November 10, 2003, the remaining actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse impact on our results of operations, financial condition or liquidity.

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

We are also and may from time to time become involved in other environmental matters, including the investigation and/or remediation of environmental conditions at properties we use or previously used. We could be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board ("CRWQCB") mandated a field study of the site and it was completed in September 2001. In April 2005, under the threat of a CRWQCB enforcement action, we began environmental remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a work plan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports.

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We expect our total losses from environmental matters to be approximately $45 million, for which we were fully accrued at December 31, 2005. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any material receivables related to insurance recoveries at December 31, 2005.

Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our results of operations, financial condition or liquidity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

Our common stock (Class B common stock) trades on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2005 and 2004.
		Class B Common Stock
		High	Low

2005	Fourth Quarter	$21.97	$ 9.62
	Third Quarter	$16.60	$ 9.03
	Second Quarter	$15.60	$11.08
	First Quarter	$14.19	$ 8.50

2004	Fourth Quarter	$14.01	$ 7.63
	Third Quarter	$11.68	$ 7.80
	Second Quarter	$13.93	$ 9.05
	First Quarter	$18.70	$10.85

As of February 24, 2006, there were approximately 20,594 holders of record of our common stock. We have paid no cash dividends on our common stock and have no current intention of doing so. Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit plan, measured from March 31, 2005. Through December 31, 2005, we have made $112 million of such contributions to the plan.

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

Equity Compensation Plans

See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans as of December 31, 2005.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth the selected financial data of the Company derived from our consolidated financial statements. The selected financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Item 8. "Financial Statements and Supplementary Data."
	Year Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data (in millions except per share data) (1)(2):
Operating revenue	$11,208	$9,899	$9,001	$8,511	$9,049

Operating expenses	11,247	10,137	8,813	8,841	8,921

Operating income (loss)	(39)	(238)	188	(330)	128

Net income (loss)	(68)	(409)	28	(462)	(105)

Basic earnings (loss) per share	(0.96)	(6.19)	0.43	(7.19)	(1.89)

Diluted earnings (loss) per share	(0.97)	(6.25)	0.41	(7.19)	(1.89)

	As of December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data (in millions) (1):
Cash, cash equivalents and short-term investments	$ 2,198	$ 1,669	$ 1,600	$ 1,342	$1,132

Total assets	10,529	10,511	10,620	10,615	9,778

Long-term debt and capital lease obligations	5,057	5,167	5,558	5,471	4,448

Stockholders' equity	226	155	727	712	1,117

Selected Operating Data
	Year Ended December 31,
	2005	2004	2003	2002	2001

Mainline Operations:
Passengers (thousands) (3)	44,939	42,743	40,613	41,777	45,064
Revenue passenger miles (millions) (4)	71,261	65,734	59,165	59,349	61,140
Available seat miles (millions) (5)	89,647	84,672	78,385	80,122	84,485
Cargo ton miles (millions)	1,018	1,026	917	908	917
Passenger load factor (6)	79.5%	77.6%	75.5%	74.1%	72.4%

Passenger revenue per available seat mile (cents)	9.32	8.82	8.79	8.67	9.03
Total revenue per available seat mile (cents)	10.46	9.83	9.81	9.41	9.68
Average yield per revenue passenger mile (cents) (7)	11.73	11.37	11.64	11.71	12.48
Average segment fare per revenue passenger	$188.67	$177.90	$172.83	$169.37	$172.50

Operating cost per available seat mile, including special charges (cents) (8)	10.22	9.84	9.53	9.63	9.34
Average price per gallon of fuel, including fuel taxes (cents)	177.55	119.01	91.40	74.01	82.48
Fuel gallons consumed (millions)	1,376	1,333	1,257	1,296	1,426

Actual aircraft in fleet at end of period (9)	356	349	355	366	352
Average length of aircraft flight (miles)	1,388	1,325	1,270	1,225	1,185
Average daily utilization of each aircraft (hours) (10)	10:31	9:55	9:19	9:29	10:19

Regional Operations:
Passengers (thousands) (3)	16,076	13,739	11,445	9,264	8,354
Revenue passenger miles (millions) (4)	8,938	7,417	5,769	3,952	3,388
Available seat miles (millions) (5)	11,973	10,410	8,425	6,219	5,437
Passenger load factor (6)	74.7%	71.3%	68.5%	63.5%	62.3%
Passenger revenue per available seat mile (cents)	15.67	15.09	15.31	15.45	15.93
Actual aircraft in fleet at end of period (9)	266	245	224	188	170

Consolidated Operations (Mainline and Regional):
Passengers (thousands) (3)	61,015	56,482	52,058	51,041	53,418
Revenue passenger miles (millions) (4)	80,199	73,151	64,934	63,301	64,528
Available seat miles (millions) (5)	101,620	95,082	86,810	86,341	89,922
Passenger load factor (6)	78.9%	76.9%	74.8%	73.3%	71.8%
Passenger revenue per available seat mile (cents)	10.07	9.51	9.42	9.16	9.45
Average yield per revenue passenger mile (cents) (7)	12.76	12.36	12.60	12.49	13.17
  Amounts include ExpressJet through November 12, 2003.
  Includes the following special income (expense) items (in millions) for year ended December 31:
	2005	2004	2003	2002	2001

Operating revenue:
Change in expected redemption of frequent flyer mileage credits sold	$ -	$ -	$ 24	$ -	$ -

Operating (expense) income:
Fleet retirement and impairment charges	16	(87)	(86)	(242)	(61)
Pension curtailment/settlement charges	(83)	-	-	-	-
Termination of 1993 service agreement with United Micronesia Development Association	-	(34)	-	-	-
Frequent flyer reward redemption cost adjustment	-	(18)	-	-	-
Security fee reimbursement	-	-	176	-	-
Air Transportation Safety and System Stabilization Act grant	-	-	-	(12)	417
Severance and other special charges	-	-	(14)	-	(63)

Nonoperating (expense) income:
Gains on investments	204	-	305	-	-
Impairment of investments	-	-	-	-	(22)
  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.
  Includes operating expense special items noted in (2) above. These special items increased (decreased) operating cost per available seat mile by 0.07, 0.16, (0.11), 0.25 and (0.36) in each of the five years, respectively.
  Excludes aircraft that were removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Overview

We recorded a net loss of $68 million for the year ended December 31, 2005, as compared to a net loss of $409 million and a net income of $28 million for the years ended December 31, 2004 and 2003, respectively. Our results for each of the last three years have been affected by a number of special items which are not necessarily indicative of our core operations or our future prospects, and impact comparability between years. These special items are discussed in "Consolidated Results of Operations" below. We would have incurred significant losses in 2005 and 2003 without the special items.

Primarily due to record-high fuel prices and the continued competitive domestic fare environment, the current U.S. domestic network carrier financial environment continues to be poor and could deteriorate further. During the third quarter of 2005, Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished. Additionally, Hurricane Rita forced us to suspend service for 36 hours at our largest hub, Houston's Bush Intercontinental Airport, costing us an estimated $25 million. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition or liquidity.

Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting downward pressure on domestic fares, high fuel costs, excessive taxation and significant pension liabilities. In addition to competition from low-cost carriers, we may face stronger competition from carriers that have filed for bankruptcy protection, such as Delta Air Lines and Northwest Airlines (both of which filed for bankruptcy in September 2005), and from carriers recently emerging from bankruptcy, including US Airways (which emerged from bankruptcy in September 2005, for the second time since 2002) and United Airlines (which emerged from over three years of bankruptcy protection in February 2006). Carriers in bankruptcy are able to achieve substantial cost reductions through, among other things, reduction or discharge of debt, lease and pension obligations and wage and benefit reductions.

We have suffered substantial losses since September 11, 2001, the magnitude of which is not sustainable. Our ability to return to sustained profitability depends, among other factors, on implementing and maintaining a more competitive cost structure, retaining our revenue premium to the industry and our ability to respond effectively to the factors that threaten the airline industry as a whole. We have attempted to return to profitability by implementing the majority of $1.1 billion of annual cost-cutting and revenue-generating measures since 2002, and we have also made significant progress toward our goal of achieving an additional $500 million reduction in annual pay and benefits costs. On January 29, 2006, our flight attendants ratified a new contract which, along with previously announced pay and benefit reductions for other work groups, concludes the negotiation process to change wages, work rules and benefits for our domestic employees. We began implementing these pay and benefit reductions and work rule changes in early April 2005, which, when fully implemented, are expected to result in approximately $490 million of annual pay and benefits cost savings on a run-rate basis. We expect to complete the process of obtaining the final $10 million of our targeted $500 million in annual pay and benefit reductions and work rule changes, principally with our unionized workgroups at CMI, in the near future.

Although revenue trends have been improving, our passenger revenue per available seat mile for our mainline operations was 5.8% lower in 2005 compared to 2000, the last full year before the September 11, 2001 terrorist attacks. We have been able to implement some fare increases on certain domestic and international routes in recent months, but these increases have not fully offset the substantial increase in fuel prices.

We expect to incur a significant loss for the first quarter of 2006 due to the continued low domestic fare environment and high fuel costs. However, we believe that under current conditions, absent adverse factors outside of our control, such as additional terrorist attacks, hostilities involving the United States, or further significant increases in jet fuel prices, our existing liquidity and projected 2006 cash flows will be sufficient to fund current operations and other financial obligations through 2006.

Although we have significant financial obligations due in 2007, we also believe that under current conditions and absent adverse factors outside of our control, such as those described above, our projected 2007 cash flows from operations and access to capital markets will provide us with sufficient liquidity to fund our operations and meet our other obligations through the end of 2007.

Summary of Principal Risk Factors

Among the many factors that threaten us and the airline industry generally are the following:

  Competition. The continued growth of low-cost carriers is increasing the competitive pressures within the airline industry. For example, a low-cost carrier began to directly compete with us on flights between Liberty International and destinations in Florida in 2005. We are responding vigorously to this challenge, but have experienced decreased yields on affected flights. In addition, carriers in or emerging from bankruptcy have or will have significantly reduced cost structures and operational flexibility that will allow them to compete more effectively, and other carriers have used the threat of bankruptcy to achieve substantial cost savings. Moreover, several of our domestic competitors have also announced aggressive plans to expand into international markets, including some destinations that we currently serve. We have initiated three sets of revenue-generating and cost-savings initiatives since 2002 designed to improve our annual pre-tax results by over $1.1 billion, and have achieved agreements relating to the vast majority of our targeted $500 million in annual pay and benefit reductions and work rule changes. While we are on track to meet these goals, our cost structure remains higher than that of the low-cost carriers and several of our network competitors.
  Low Fare Environment. As many low-cost carriers have introduced lower and simplified fare structures (such as shortening advance purchase requirements and reducing the number of fare classes), we have had to match those fare levels on a majority of our domestic routes to remain competitive. In January 2005, Delta announced a new nationwide pricing structure on most of its flights that significantly reduced many ticket prices, including those for first class seats and last minute purchases. Delta also eliminated Saturday-night stay requirements. We have matched the Delta fare reductions and structure in competitive markets and further fare reductions or further simplification of fare structures may occur in the future.
  Fuel Costs. Fuel costs, which have recently reached unprecedented high levels, constitute a significant portion of our operating expense. Mainline fuel costs and related taxes represented approximately 26.7% of our mainline operating expenses for the year ended December 31, 2005. The price of crude has recently been trading at historic levels. Based on gallons expected to be consumed in 2006, for every one dollar increase in the price of crude oil, our annual fuel expense would increase by approximately $42 million. As of December 31, 2005, we did not have any fuel price hedges in place. In February 2006, we entered into petroleum swap contracts to hedge a minimal portion of our projected 2006 fuel usage.
  Labor Costs. As discussed above, we have reached agreements with the vast majority of our work groups to reduce pay and benefit costs and enhance work rule productivity. Even assuming the full run-rate benefits of the $500 million reduction in annual pay and benefit costs, we estimate that our labor CASM will continue to be higher than that of many of our competitors.
  Excessive Taxation. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade and currently include (a) a federal excise tax of 7.5% of the value of the ticket; (b) a federal segment tax of $3.30 per domestic flight segment of a passenger's itinerary; (c) local airport charges of up to $18 per round trip; and (d) airport security fees of up to $10 per round trip. Various U.S. fees and taxes are also assessed on international flights that can result in additional fees and taxes of up to $46 per international round trip, not counting fees and taxes imposed by foreign governments. Certain of these assessments must be included in the fares we advertise or quote to our customers. Due to competition, many increases in these fees and taxes that are not required to be included in fares have been absorbed by the airline industry rather than being passed on to the passenger. These fees and taxes, which are not included in our reported passenger revenue, increased to $1.2 billion for us for the year ended December 31, 2005, compared to $1.0 billion for the year ended December 31, 2004.
  Pension Liability. We have significant commitments to our defined benefit pension plans. In 2005, we contributed $224 million in cash and 12.1 million shares of Holdings common stock valued at approximately $130 million to our defined benefit pension plans. Based on current assumptions and applicable law, we will be required to contribute in excess of $1.5 billion to our defined benefit pension plans over the next ten years, including $258 million in 2006, to meet our minimum funding obligations.

Results of Operations

Special Items. The comparability of our financial results between years is affected by a number of special items. Our results for each of the last three years included the following special items (in millions):
Pre Tax
Income (Expense)

Year Ended December 31, 2005
Gain on sale of Copa Holdings, S.A. shares (1)	$ 106
Gain on dispositions of ExpressJet stock (2)	98
Pension curtailment/settlement charges (3)	(83)
Reserve reduction on grounded aircraft (4)	16
$ 137

Year Ended December 31, 2004
MD-80 aircraft retirement charges and other (4)	$ (87)
Termination of United Micronesia Development Association Service Agreement (4)	(34)
Frequent flyer reward redemption cost adjustment (5)	(18)
$(139)

Year Ended December 31, 2003
Security fee reimbursement (6)	$ 176
Gain on dispositions of ExpressJet stock (2)	173
Gain on Hotwire and Orbitz investments (after related compensation expense and including an adjustment to fair value of remaining investment in Orbitz) (7)	132
MD-80 aircraft retirement and impairment charges (4)	(86)
Revenue adjustment for change in expected redemption of frequent flyer mileage credits sold (5)	24
Boeing 737 aircraft delivery deferral (4)	(14)
$ 405
  See Note 14 to our consolidated financial statements included in Item 8 of this report.
  See Note 16 to our consolidated financial statements included in Item 8 of this report.
  See Note 10 to our consolidated financial statements included in Item 8 of this report.
  See Note 12 to our consolidated financial statements included in Item 8 of this report.
  See Note 1(k) to our consolidated financial statements included in Item 8 of this report.
  See Note 13 to our consolidated financial statements included in Item 8 of this report.
  See Note 14 to our consolidated financial statements included in Item 8 of this report.

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three years ended December 31, 2005. Significant components of our operating results are as follows (in millions, except percentage changes):

Comparison of Year Ended December 31, 2005 to December 31, 2004
	Year Ended December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$10,235	$9,042	$1,193	13.2%
Cargo, mail and other	973	857	116	13.5%
	11,208	9,899	1,309	13.2%

Operating Expenses:
Wages, salaries and related costs	2,649	2,819	(170)	(6.0)%
Aircraft fuel and related taxes	2,443	1,587	856	53.9%
ExpressJet capacity purchase, net	1,572	1,351	221	16.4%
Aircraft rentals	928	891	37	4.2%
Landing fees and other rentals	708	654	54	8.3%
Distribution costs	588	552	36	6.5%
Maintenance, materials and repairs	455	414	41	9.9%
Depreciation and amortization	389	415	(26)	(6.3)%
Passenger servicing	332	306	26	8.5%
Special charges	67	121	(54)	NM
Other	1,116	1,027	89	8.7%
	11,247	10,137	1,110	10.9%

Operating Loss	(39)	(238)	(199)	(83.6)%

Nonoperating Income (Expense)	(29)	(211)	(182)	(86.3)%

Loss before Income Taxes and Minority Interest	(68)	(449)	(381)	(84.9)%

Income Tax Benefit	-	40	(40)	(100.0)%

Net Loss	$ (68)	$ (409)	$(341)	(83.4)%

Operating Revenue. Passenger revenue increased 13.2%, primarily due to higher traffic and capacity in all geographic regions, higher fares on international flights and more regional flying. Consolidated revenue passenger miles for 2005 increased 9.6% year-over-year on a capacity increase of 6.9%, which produced a consolidated load factor for 2005 of 78.9%, up 2.0 points over 2004. Consolidated yield increased 3.2% year-over-year. Consolidated revenue per available seat mile ("RASM") for 2005 increased 5.9% over 2004 due to higher load factor and yield. The improved RASM reflects recent fuel-driven fare increases and our efforts to manage the revenue associated with the emerging trend of customers booking closer to flight dates, an improved mix of local versus flow traffic and our efforts to reduce discounting.

The table below shows passenger revenue for the year ended December 31, 2005 and period to period comparisons for passenger revenue, RASM and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	2005	Percentage Increase 2005 vs. 2004
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$ 4,772	5.8%	5.3%	0.5%
Transatlantic	1,733	26.9%	8.8%	16.6%
Latin America	1,085	11.1%	7.2%	3.7%
Pacific	768	24.3%	3.1%	20.6%
Total Mainline	8,358	11.9%	5.7%	5.9%

Regional	1,877	19.4%	3.8%	15.0%

Total System	$10,235	13.2%	5.9%	6.9%

Cargo, mail and other revenue increased 13.5% in 2005 compared to 2004 primarily due to increases in revenue associated with sales of mileage credits in our OnePass frequent flyer program, passenger change fees and increases in freight fuel surcharges.

Operating Expenses. Wages, salaries and related costs decreased 6.0% primarily due to pay and benefit reductions and work rule changes, partially offset by a slight increase in the average number of employees. Aircraft fuel and related taxes increased 53.9% due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 49.2% from $1.19 in 2004 to $1.78 in 2005. The impact of jet fuel prices in 2004 was partially offset by $74 million of gains from our fuel hedging activities. We had no fuel hedges in place during 2005.

Payments made under our capacity purchase agreement are reported in ExpressJet capacity purchase, net. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in 2005 than 2004 due to increased flight activity at ExpressJet, a larger fleet and increased fuel prices, offset in part by lower rates effective January 1, 2005 under the capacity purchase agreement.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005. Landing fees and other rentals were higher primarily due to the completion of our new international Terminal E and related facilities at Bush Intercontinental. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue. Maintenance, materials and repairs increased primarily due to higher contractual repair rates associated with a maturing fleet. The lower depreciation and amortization in 2005 resulted from discontinued depreciation related to the permanent grounding of MD-80 aircraft in 2003 and 2004. Other operating expenses increased primarily due to higher number of international flights which resulted in increased air navigation, ground handling, security and related expenses.

In 2005, we recorded special charges of $67 million which consisted primarily of a curtailment charge of $43 million related to the freezing of the portion of our defined benefit pension plan attributable to pilots, a $40 million settlement charge related to lump-sum distributions from the pilot pension plans, and a $16 million reversal of a portion of our reserve for exit costs related to permanently grounded aircraft.

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

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense, income from affiliates, and gains from dispositions of investments. Total nonoperating income (expense) was a net expense in both 2005 and 2004. The net expense decreased $182 million in 2005 compared to 2004 primarily due to gains of $98 million in 2005 related to the contribution of 12.1 million shares of Holdings common stock to our primary defined benefit pension plan and a $106 million gain related to the sale of a portion of our investment in Copa Holdings, S.A. ("Copa"), the parent of Copa Airlines. Net interest expense (interest expense less interest income and capitalized interest) decreased $20 million in 2005 as a result of interest income on our higher cash balances, partially offset by interest expense on new debt issued in 2005. Income from affiliates, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa, was $28 million lower in 2005 as compared to 2004 as a result of our reduced ownership interest in Holdings and less income from our tax sharing agreement with Holdings.

Income Tax Benefit (Expense). Beginning in the first quarter of 2004, due to our continued losses, we concluded that we were required to provide a valuation allowance for deferred tax assets because we had determined that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our 2005 losses and the majority of our 2004 losses were not reduced by any tax benefit. Our effective tax rate for the first three months of 2004 also differs from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes and state income taxes.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using jets with a capacity of greater than 100 seats while the regional segment consists of flights using jets with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. Under that agreement, we handle all of the scheduling and are responsible for setting prices and selling all of the seat inventory. In exchange for ExpressJet's operation of the flights, we pay ExpressJet for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). However, we do not manage our business or allocate resources based on segment operating profit or loss because (1) our flight schedules are designed to maximize revenue from passengers flying, (2) many operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing), and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Year Ended December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$9,377	$ 8,327	$1,050	12.6%

Operating Expenses:
Wages, salaries and related costs	2,605	2,773	(168)	(6.1)%
Aircraft fuel and related taxes	2,443	1,587	856	53.9%
Aircraft rentals	640	632	8	1.3%
Landing fees and other rentals	667	622	45	7.2%
Distribution costs	494	472	22	4.7%
Maintenance, materials and repairs	455	414	41	9.9%
Depreciation and amortization	378	404	(26)	(6.4)%
Passenger servicing	318	295	23	7.8%
Special charges	67	121	(54)	NM
Other	1,095	1,014	81	8.0%
	9,162	8,334	828	9.9%

Operating Income (Loss)	$ 215	$ (7)	$ 222	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Year Ended
	December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$1,831	$ 1,572	$259	16.5%

Operating Expenses:
Wages, salaries and related costs	44	46	(2)	(4.3)%
ExpressJet capacity purchase, net	1,572	1,351	221	16.4%
Aircraft rentals	288	259	29	11.2%
Landing fees and other rentals	41	32	9	28.1%
Distribution costs	94	80	14	17.5%
Depreciation and amortization	11	11	-	-
Passenger servicing	14	11	3	27.3%
Other	21	13	8	61.5%
	2,085	1,803	282	15.6%

Operating Loss	$ (254)	$ (231)	$ 23	10.0%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased by 15% in 2005 compared to 2004.

ExpressJet capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts consist of the following (in millions, except percentage changes):
	Year Ended December 31,
	2005	2004	Increase	% Increase

Capacity purchase expenses	$1,560	$1,507	$53	3.5%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	322	126	196	155.6%
Aircraft sublease income	(310)	(282)	28	9.9%
ExpressJet capacity purchase, net	$1,572	$1,351	$221	16.4%

Comparison of Year Ended December 31, 2004 to December 31, 2003

The deconsolidation of Holdings from our financial statements effective November 12, 2003, more fully described in Note 16 to our consolidated financial statements included in Item 8 of this report, also impacts the comparability of our results to those of prior years with the exception of passenger revenue. Accordingly, the expense variance explanations discussed below exclude the effect of ExpressJet in 2003 unless indicated otherwise. Significant components of our operating results attributable to the deconsolidation of ExpressJet and attributable to our business generally are set forth in the table below (in millions, except percentage changes):
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

The table below shows passenger revenue for the year ended December 31, 2004 and period-to-period comparisons for passenger revenue, revenue per available seat mile (RASM) and available seat miles (ASMs) by geographic region for our mainline and regional operations:
	2004	Percentage Increase (Decrease) 2004 vs. 2003
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$4,510	2.3%	(0.8)%	3.1%
Transatlantic	1,366	26.1%	4.0%	21.2%
Latin America	977	8.3%	(2.9)%	11.5%
Pacific	618	25.0%	13.2%	10.5%
Total Mainline	7,471	8.4%	0.2%	8.0%

Regional	1,571	21.8%	(1.4)%	23.6%

Total System	$9,042	10.6%	0.9%	9.5%

Cargo, mail and other revenue increased in 2004 compared to 2003, primarily due to higher freight and mail volumes and revenue-generating initiatives, partially offset by decreased military charter flights. Our results for 2003 also included $24 million of additional revenue resulting from a change in the expected redemption of frequent flyer mileage credits sold.

Operating Expenses. Wages, salaries and related costs increased in 2004 compared to 2003 primarily due to increased flight activity which resulted in a slight increase in the average number of employees and higher wage rates. Aircraft fuel and related taxes increased due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 30.2% from $0.91 in 2003 to $1.19 in 2004. The impact of higher jet fuel prices in 2004 was partially offset by $74 million of gains from our fuel hedging activities. Such gains were immaterial in 2003.

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

In May 2003, we received and recognized in earnings a security fee reimbursement of $176 million in cash from the United States government pursuant to a supplemental appropriations bill enacted in April 2003. This amount was reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the law, together with other items.

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

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense, income from affiliates, and gains from dispositions of investments. Total nonoperating income (expense) was a net expense in both 2004 and 2003. The net expense increased $259 million in 2004 compared to 2003 primarily due to gains in 2003 of $173 million on the dispositions of Holdings shares and $132 million related to the sale of our investments in Hotwire and Orbitz. Interest expense, net of capitalized interest and interest income, for 2004 was relatively flat compared to 2003. Income from affiliates, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa, was $34 million higher in 2004 as compared to 2003 primarily as a result of higher tax sharing payments in 2004.

Income Tax Benefit (Expense). Our effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes, state income taxes and the accrual in 2003 of income tax expense on our share of Holdings' net income. Additionally, due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets beginning in the first quarter of 2004. As a result, the majority of our 2004 losses were not reduced by any tax benefit. The impact of the non-deductibility of certain expenses and state income taxes on our effective tax rate is generally greater in periods for which we report lower income (loss) before income taxes. During 2003, we contributed 7.4 million shares of Holdings common stock valued at approximately $100 million to our defined benefit pension plan. For tax purposes, our deduction was limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contribution, the nondeductible portion increased our tax expense by $9 million.

Minority Interest. Minority interest of $49 million in 2003 represents the portion of Holdings' net income attributable to the equity of Holdings that we did not own prior to November 12, 2003, the date we deconsolidated Holdings. Transactions between us and Holdings or ExpressJet prior to deconsolidation were otherwise eliminated in the consolidated financial statements.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

Operating Revenue	$ 8,327	$7,690	$ 637	8.3%

Operating Expenses:
Wages, salaries and related costs	2,773	2,713	60	2.2%
Aircraft fuel and related taxes	1,587	1,149	438	38.1%
Aircraft rentals	632	670	(38)	(5.7)%
Landing fees and other rentals	622	540	82	15.2%
Distribution costs	472	456	16	3.5%
Maintenance, materials and repairs	414	398	16	4.0%
Depreciation and amortization	404	419	(15)	(3.6)%
Passenger servicing	295	278	17	6.1%
Security fee reimbursement	-	(173)	173	NM
Special charges	121	91	30	NM
Other	1,014	930	84	9.0%
	8,334	7,471	863	11.6%

Operating Income (Loss)	$ (7)	$ 219	$(226)	NM

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

Regional. The deconsolidation of ExpressJet in 2003 affected the comparability of our regional segment's financial results. Significant components of our regional segment's operating results attributable to the deconsolidation of ExpressJet and attributable to the segment's business generally are as follows (in millions, except percentage changes):
	Components of Increase (Decrease)
			Increase		% Increase
			(Decrease)		(Decrease)
	Year Ended		Related to	All Other	Excluding
	December 31,		ExpressJet	Increase	ExpressJet
	2004	2003	Deconsolidation (A)	(Decrease)	Deconsolidation

Operating Revenue	$ 1,572	$1,311	$ (4)	265	20.3%

Operating Expenses:
Wages, salaries and related costs	46	343	(304)	7	17.9%
Aircraft fuel and related taxes	-	170	(170)	-	-
ExpressJet capacity purchase, net	1,351	153	953	245	22.2%
Aircraft rentals	259	226	-	33	14.6%
Landing fees and other rentals	32	92	(87)	27	540.0%
Distribution costs	80	69	-	11	15.9%
Maintenance, materials and repairs	-	111	(111)	-	-
Depreciation and amortization	11	28	(17)	-	-
Passenger servicing	11	19	(11)	3	37.5%
Security fee reimbursement	-	(3)	3	-	-
Special charges	-	9	-	(9)	NM
Other	13	125	(103)	(9)	(40.9)%
	1,803	1,342	153	308	20.6%

Operating Loss	$ (231)	$ (31)	$ (157)	$(43)	22.9%
  Represents increase (decrease) in amounts had ExpressJet been deconsolidated for all of 2003 and reported using the equity method of accounting at 53.1% ownership interest.

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.

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

Liquidity and Capital Resources

As of December 31, 2005, we had $2.2 billion in consolidated cash, cash equivalents and short-term investments, which is $529 million more than at December 31, 2004. At December 31, 2005, we had $241 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash at December 31, 2004 totaled $211 million.

For a discussion of a number of factors that may impact our liquidity and the sufficiency of our capital resources, see "Overview" above.

Operating Activities. Cash flows provided by operations for 2005 were $457 million, compared to cash flows provided by operations of $373 million for 2004. The increase in cash flows provided by operations in 2005 compared to 2004 is primarily the result of advance ticket sales associated with increased international flight activity and the impact of our cost-savings initiatives, partially offset by higher fuel costs. Cash flows provided by operations in 2004 benefited from our election with respect to 2004 to defer contributions to our primary defined benefit pension plan. Cash contributions to our defined benefit pension plans totaled $224 million in 2005.

Investing Activities. Cash flows provided by investing activities were $51 million for 2005, compared to cash flows provided by investing activities of $53 million for 2004. In 2005, we received $172 million from the sale of approximately nine million shares of Copa common stock. In 2004, we received $98 million related to the disposition of our remaining investment in Orbitz.

Our capital expenditures during 2005 totaled $185 million and net purchase deposits paid totaled $3 million, while our capital expenditures during 2004 totaled $162 million and net purchase deposits refunded totaled $111 million. Capital expenditures for 2006 are expected to be approximately $300 million, or $325 million after considering purchase deposits to be paid, net of purchase deposits to be refunded. Projected capital expenditures for 2006 consist of $155 million of fleet expenditures, $100 million of non-fleet expenditures and $45 million for rotable parts and capitalized interest.

As of December 31, 2005, we had firm commitments for 52 new aircraft from Boeing, with an estimated cost of $2.5 billion, and options to purchase 30 additional Boeing aircraft. We are scheduled to take delivery of six new 737-800 aircraft in 2006, with delivery of the remaining 46 new Boeing aircraft occurring from 2007 through 2011. In addition, we are scheduled to take delivery of two used 757-300 aircraft in 2006 under operating leases.

We have backstop financing for six 737-800 aircraft to be delivered in 2006 and two 777-200ER aircraft to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. However, we do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

As of December 31, 2005, ExpressJet had firm commitments for the final eight regional jets currently on order from Embraer with an estimated cost of approximately $0.2 billion. ExpressJet currently anticipates taking delivery of these regional jets in 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they are delivered to ExpressJet.

We also have significant operating lease and facility rental obligations. Aircraft and facility rental expense under operating leases were approximately $1.4 billion in 2005.

Financing Activities. Cash flows provided by financing activities, primarily the issuance of new long-term debt offset by the payment of long-term debt and capital lease obligations, were $37 million for 2005, compared to cash flows used in financing activities of $364 million in 2004. We issued $436 million of new debt and raised $203 million through the public offering of 18 million shares of our common stock in 2005. Debt and capital lease payments were $215 million higher in 2005 than in 2004 primarily as a result of the maturity of our 8% unsecured notes in December 2005.

At December 31, 2005, we had approximately $5.6 billion (including current maturities) of long-term debt and capital lease obligations. We currently do not have any undrawn lines of credit or revolving credit facilities, and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interests in Holdings and Copa are unencumbered. We were in compliance with all debt covenants at December 31, 2005.

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

In March 2005, we extended our current agreement with Chase to jointly market credit cards. In addition to reaching an agreement on advertising and other marketing commitments, Chase agreed to increase the rate it pays for mileage credits under our frequent flyer program. In April 2005, Chase purchased $75 million of mileage credits under the program, which will be redeemed for mileage purchases in 2007 and 2008 and recognized as other revenue consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits has been treated as a loan from Chase and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The new agreement expires at the end of 2009.

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

At December 31, 2005, our senior unsecured debt was rated Caa2 by Moody's and CCC+ by Standard and Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $45 million under our bank-issued credit card processing agreement if our debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard and Poor's. We would also be required to post additional collateral of up to $27 million under our worker's compensation program if our debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities of .27 to 1.0 through June 30, 2006 and .29 to 1.0 thereafter. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $330 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

On September 23, 2005, the SEC declared effective our universal shelf registration statement covering the sale from time to time of up to $1 billion of our securities in one or more public offerings. The securities offered might include debt securities, including pass-through certificates, shares of common stock, shares of preferred stock, and securities exercisable for, or convertible into, shares of common stock, such as stock purchase contracts, warrants or subscription rights, among others. Proceeds from any sale of securities under this registration statement other than pass-through certificates would likely be used for general corporate purposes, including the repayment of debt, the funding of pension obligations and working capital requirements, whereas proceeds from the issuance of pass-through certificates would be used to finance or refinance aircraft and related equipment. On October 24, 2005, we completed a public offering of 18 million shares of common stock under this registration statement, raising $203 million in cash.

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 251 leased and owned mainline jet aircraft. Typically, these pass-through certificates, as well as separate financings secured by aircraft spare parts and spare engines, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 127 leased regional jet aircraft currently operated by ExpressJet and three regional jet aircraft that are scheduled to be delivered through February 2006. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $523 million at December 31, 2005. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for FGIC is available over the internet at http://www.fgic.com and financial information for the parent companies of our other policy providers is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C. A policy provider is also used as credit support for the financing of certain facilities at Bush Intercontinental, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $57 million at December 31, 2005.

Contractual Obligations. The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our cash flow in the future periods set forth below (in millions):

Contractual Obligations	Payments Due						Later Years
	Total	2006	2007	2008	2009	2010

Debt and leases:
Long-term debt (1)	$ 7,846	$ 916	$1,240	$ 866	$ 698	$ 802	$ 3,324
Capital lease obligations (1)	614	39	40	46	16	16	457
Aircraft operating leases (2)	11,068	1,003	966	955	910	924	6,310
Nonaircraft operating leases (3)	6,931	429	400	377	374	364	4,987
Future operating leases (4)	194	9	11	11	11	11	141

Other:
Capacity Purchase Agreement (5)	2,368	1,339	922	107	-	-	-
Aircraft and other purchase commitments (6)	2,709	252	274	630	855	378	320
Projected pension contributions (7)	1,554	258	318	376	262	98	242

Total (8)	$33,284	$4,245	$4,171	$3,368	$3,126	$2,593	$15,781
  Amounts represent contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2005.
  Amounts represent contractual amounts due and exclude $3.0 billion of projected sublease income to be received from ExpressJet.
  Amounts represent minimum contractual amounts.
  Amounts represent payments for firm regional jets to be financed by third parties and leased by us. We will sublease the regional jets to ExpressJet. Neither we nor ExpressJet has an obligation to take any firm aircraft that are not financed by a third party. Amounts are net of previously paid purchase deposits and exclude sublease income we will receive from ExpressJet. See Note 19 to our consolidated financial statements included in Item 8 of this report for a discussion of these purchase commitments.
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
  Amounts represent contractual commitments for firm-order aircraft only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support. See Note 19 to our consolidated financial statements included in Item 8 of this report for a discussion of these purchase commitments.
  Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates. See "Critical Accounting Policies and Estimates" in this Item for a discussion of our assumptions regarding our pension plans.
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

Operating Leases. At December 31, 2005, we had 482 aircraft under operating leases, including 227 in-service mainline aircraft, 248 in-service regional jets and seven aircraft that were not in service. These leases have remaining lease terms ranging up to 19 years. In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheets. Our total rental expense for aircraft and non-aircraft operating leases was $928 million and $466 million, respectively, in 2005.

Capacity Purchase Agreement. Our capacity purchase agreement with ExpressJet provides that we purchase, in advance, all of its available seat miles for a negotiated price, and we are at risk for reselling the available seat miles at market prices. Under the agreement, ExpressJet has the right through December 31, 2006 to be our sole provider of regional jet service from our hubs. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft (including 2006 deliveries) from the capacity purchase agreement because we believe the rates charged by ExpressJet for regional capacity are above the current market. While our discussions with ExpressJet continue, we have requested proposals from numerous regional jet operators to provide regional jet service to replace the withdrawn capacity. Any transition of service of the withdrawn capacity from ExpressJet to a new operator would begin in January 2007 and be completed during the summer of 2007. See Item 8. Financial Statements and Supplementary Data, Note 16 for details of our capacity purchase agreement with ExpressJet.

Guarantees and Indemnifications. We are the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability discussed below. These bonds, issued by various municipalities and other governmental entities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $156 million at December 31, 2005 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2005, we had $1.0 billion of floating rate debt and $0.3 billion of fixed rate debt, with remaining terms of up to 10 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 10 years and an aggregate carrying value of $1.1 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $49 million at December 31, 2005.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements or tax laws.

Deferred Tax Assets. We have not paid federal income taxes in the last five years. As of December 31, 2005, we had gross deferred tax assets aggregating $2.3 billion, including $1.5 billion related to net operating losses ("NOLs"). We also had a valuation allowance of $495 million, which completely offset our net deferred tax assets.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets beginning in the first quarter of 2004. As a result, all of our 2005 losses and the majority of our 2004 losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowance in conjunction with deferred tax assets recorded on losses in the future.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate (which was 4.40% for December 2005). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $81 million per year, before consideration of any built-in gains.

During 2005, we entered into a final settlement agreement with the Internal Revenue Service ("IRS") resolving all matters raised by the IRS during its examination of our federal income tax returns through the year ended December 31, 1999. As a result of the settlement with the IRS and the associated deferred tax account reconciliation, deferred tax liabilities and long-term assets (primarily routes and airport operating rights, which values were established upon our emergence from bankruptcy in April 1993) were reduced by $215 million to reflect the ultimate resolution of tax uncertainties existing at the point we emerged from bankruptcy. The composition of the individual elements of deferred taxes recorded on the balance sheet was also adjusted; however, the net effect of these changes was entirely offset by an increase in the deferred tax valuation allowance due to our prior determination that it is more likely than not that our net deferred tax assets will ultimately not be realized. The settlement did not have a material impact on our results of operations, financial condition or liquidity.

Environmental Matters. We could be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board ("CRWQCB") mandated a field study of the site and it was completed in September 2001. In April 2005, under the threat of a CRWQCB enforcement action, we began environment remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a work plan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports.

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We expect our total losses from environmental matters to be approximately $45 million, for which we were fully accrued at December 31, 2005. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any material receivables related to insurance recoveries at December 31, 2005.

Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our results of operations, financial condition or liquidity.

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

We have no arrangements of the types described in the first three categories that we believe may have a material current or future effect on our results of operations, financial condition or liquidity. Certain guarantees that we do not expect to have a material current or future effect on our results of operations, financial condition or liquidity are disclosed in Note 19 to our consolidated financial statements included in Item 8 of this report.

We do have obligations arising out of variable interests in unconsolidated entities. See Note 15 to our consolidated financial statements included in Item 8 of this report for a discussion of our off-balance sheet aircraft leases, airport leases (which includes the US Airways contingent liability), subsidiary trust and our capacity purchase agreement with ExpressJet.

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

Pension Plans. We account for our defined benefit pension plans using Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" ("SFAS 87"). Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans totaling $280 million, $293 million and $328 million in 2005, 2004 and 2003, respectively. We currently expect our expense related to our defined benefit pension plans to be approximately $165 million in 2006, excluding any non-cash settlement charges.

Under the new collective bargaining agreement with our pilots ratified on March 30, 2005, which we refer to as the "pilot agreement," future defined benefit accruals for pilots ceased and retirement benefits accruing in the future are provided through two new pilot-only defined contribution plans. See Note 10 to our consolidated financial statements included in Item 8 of this report for a discussion of these new defined contribution plans. As required by the pilot agreement, defined benefit pension assets and obligations related to pilots in our primary defined benefit pension plan (covering substantially all U.S. employees other than Chelsea Food Services ("Chelsea") and CMI employees) were spun out into a separate pilot-only defined benefit pension plan, which we refer to as the "pilot defined benefit pension plan." Subsequently, on May 31, 2005, future benefit accruals for pilots ceased and the pilot defined benefit pension plan was "frozen." As of that freeze date, all existing accrued benefits for pilots (including the right to receive a lump sum payment upon retirement) were preserved in the pilot defined benefit pension plan. Accruals for non-pilot employees under our primary defined benefit pension plan continue.

Our plans' under-funded status decreased from $1.6 billion at December 31, 2004 to $1.2 billion at December 31, 2005. The fair value of our plans' assets increased from $1.3 billion at December 31, 2004 to $1.4 billion at December 31, 2005. In 2005, we contributed $224 million in cash and 12.1 million shares of Holdings common stock valued at $130 million to our defined benefit pension plans. Due to high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we elected in 2004 and 2005 to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we were not required to make any contributions to our primary defined benefit pension plan in 2004 and did not do so. The elections also allowed us to make smaller contributions to our defined benefit pension plans in 2005, and will allow smaller contributions in 2006, than would have been otherwise required. Funding requirements for defined benefit pension plans are determined by government regulations, not SFAS 87.

Based on current assumptions and applicable law, we will be required to contribute in excess of $1.5 billion to our defined benefit pension plans over the next ten years, including $258 million in 2006, to meet our minimum funding obligations. Our primary assumptions relate to the rate of return on plan assets, the discount rate and no legislative changes in pension funding requirements. If actual experience is different from our current assumptions, our estimates may change. The U.S. Senate approved a pension reform bill in November 2005 that would give airlines the option of amortizing pension liabilities over a twenty-year period. The pension reform bill passed by the U.S. House of Representatives in December 2005 does not include a similar provision. The bills are expected to go to conference committee in early 2006 and it is not possible to predict the outcome.

When calculating pension expense for 2005, we assumed that our plans' assets would generate a long-term rate of return of 9.0%. This rate is consistent with the rate used to calculate the 2004 and 2003 expense. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and periodically rebalance the pension plans' investments to our targeted allocation when considered appropriate. Our allocation of assets was as follows at December 31, 2005:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	49%	9.4%
International equities	21	9.4
Fixed income	22	6.8
Other	8	12.4
Total	100%

Pension expense increases as the expected rate of return on plan assets decreases. When calculating pension expense for 2006, we will assume that our plans' assets will generate a long-term rate of return of 8.5%, a decrease of 50 basis points compared to the rate of return we assumed in calculating pension expense for 2005, 2004 and 2003. We have changed our assumed long-term rate of return to reflect the impact that lower returns in recent years has had on our long-term expectations. Lowering the expected long-term rate of return on our plan assets by an additional 50 basis points (from 8.5% to 8.0%) would increase our estimated 2006 pension expense by approximately $7 million.

We discounted our future pension obligations using a weighted average rate of 5.68% at December 31, 2005, compared to 5.75% at December 31, 2004 and 6.25% at December 31, 2003. We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. This approach can result in different discount rates for different plans, depending on each plan's projected benefit payments. The discount rates for our plans ranged from 5.62% to 5.74% at December 31, 2005. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 5.68% to 5.18%) would increase our pension liability at December 31, 2005 by approximately $246 million and increase our estimated 2006 pension expense by approximately $29 million.

At December 31, 2005, we have unrecognized actuarial losses of $1.1 billion. These losses will be recognized as a component of pension expense in future years. Our estimated 2006 expense related to our defined benefit pension plans of $165 million includes the recognition of approximately $74 million of these losses.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Revenue Recognition. We recognize passenger revenue when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight.

We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. We have a legal obligation to act as a collection agent. As we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency or operating carrier.

The amount of passenger ticket sales and sales of frequent flyer mileage credits not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

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

We recognized fleet impairment losses in 2003 which were partially the result of the September 11, 2001 terrorist attacks and the related aftermath. These events resulted in a reevaluation of our operating and fleet plans, resulting in the grounding of certain older aircraft types or acceleration of the dates on which the related aircraft were to be removed from service. The grounding or acceleration of aircraft retirement dates resulted in reduced estimates of future cash flows. We recorded an impairment charge of $65 million to reflect decreases in the fair value of our owned MD-80s and spare parts inventory for permanently grounded fleets. We estimated the fair value of these aircraft and related inventory based on industry trends and, where available, reference to market rates and transactions. All other long-lived assets, principally our other fleet types and airport operating rights, were determined to be recoverable based on our estimates of future cash flows. There were no impairment losses recorded during 2004 or 2005.

We also perform annual impairment tests on our routes, which are indefinite life intangible assets. These tests are based on estimates of discounted future cash flows, using assumptions consistent with those used for aircraft and airport operating rights impairment tests. We determined that we did not have any impairment of our routes at December 31, 2005.

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

We also sell mileage credits in our frequent flyer program to participating entities, such as credit/debit card companies, phone companies, alliance carriers, hotels, car rental agencies, utilities and various shopping and gift merchants. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized in income currently and classified as other revenue. A change to the time period over which the mileage credits are used (currently six to 32 months), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million.

During the year ended December 31, 2005, OnePass participants claimed approximately 1.4 million awards. Frequent flyer awards accounted for an estimated 7.0% of our total RPMs. We believe displacement of revenue passengers is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

At December 31, 2005, we estimated that approximately 2.5 million free travel awards outstanding were expected to be redeemed for free travel on Continental, ExpressJet, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $236 million at December 31, 2005. This liability is recognized as a component of air traffic liability in our consolidated balance sheets.

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

We will adopt SFAS 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006 but for which the vesting period is not complete, we will use the modified prospective transition method permitted by SFAS 123R. Under this method, we will account for such awards on a prospective basis, with expense being recognized in our statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures presented in Note 1(o). We will recognize the related compensation cost not previously recognized in the SFAS 123 pro forma disclosures over the remaining vesting period.

In addition to changing the accounting for our stock options and employee stock purchase plan, SFAS 123R will impact the accounting for our Long-Term Incentive and Restricted Stock Unit ("RSU") program. As discussed in Note 8 to our consolidated financial statements included in Item 8 of this report, awards made pursuant to this program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Under our current accounting, we have recognized no liability or expense as of December 31, 2005 because the targets set forth in the program had not been met as of that date. Under SFAS 123R, these awards will be measured at fair value at each reporting date and the related expense will be recognized over the remaining required service periods. The fair value will be determined using a pricing model.

We will recognize a cumulative effect of change in accounting principle related to the adoption of SFAS 123R on January 1, 2006, reducing earnings approximately $26 million. On February 1, 2006, our officers surrendered their RSU awards with a performance period ending March 31, 2006. Approximately $15 million of the cumulative effect of change in accounting principle at January 1, 2006 relates to these surrendered awards. Accordingly, we will record this amount as a reduction of operating expense in the first quarter of 2006.

We anticipate that the impact on our statement of operations of adopting SFAS 123R for our stock options outstanding at December 31, 2005 will be similar to the pro forma impact of SFAS 123 presented in Note 1(o) to our consolidated financial statements included in Item 8 of this report. The incremental expense related to future stock option and employee stock purchase plan grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of our stock price and other factors. Likewise, the incremental expense related to the existing RSU awards is difficult to predict because it will vary with changes in our stock price.

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

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2005 and 2004, mainline aircraft fuel and related taxes accounted for 26.7% and 19.0%, respectively, of our mainline operating expenses. Based on our expected fuel consumption in 2006, a hypothetical one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $42 million. Periodically, we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide us with short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices, while simultaneously ensuring that we are not competitively disadvantaged in the event of a substantial decrease in the price of jet fuel. We had no fuel hedges outstanding at December 31, 2005 or at any time during 2005, although we did have fuel hedges in place prior to December 31, 2004. In February 2006, we entered into petroleum swap contracts to hedge a minimal portion of our projected 2006 fuel usage.

Foreign Currency. We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. We attempt to mitigate the effect of certain potential foreign currency losses by entering into forward and option contracts that effectively enable us to sell Japanese yen, British pounds, Canadian dollars and euros expected to be received from the respective denominated cash inflows over the next 12 months at specified exchange rates.

At December 31, 2005, we had forward contracts outstanding to hedge approximately 56% of our projected Canadian dollar-denominated cash inflows for 2006. We estimate that at December 31, 2005, a uniform 10% strengthening in the value of the U.S. dollar relative to the Canadian dollar would have increased the fair value of the existing forward contracts by $5 million offset by a corresponding loss on the underlying 2006 exposure of $8 million, resulting in a net loss of $3 million.

We had the following foreign currency hedges outstanding at December 31, 2004 (for 2005 projected cash flows):

    Forward and option contracts to hedge approximately 61% of our projected Japanese yen-denominated cash flows for 2005.
    Forward and option contracts to hedge approximately 45% of our British pound-denominated cash flows for 2005.
    Forward contracts to hedge approximately 42% of our projected Canadian dollar-denominated cash flows for 2005.
    Forward and option contracts to hedge approximately 39% of our projected euro-denominated cash flows for 2005.

At December 31, 2004, a uniform 10% strengthening in the value of the U.S. dollar relative to the Japanese yen, British pound, Canadian dollar, and euro would have increased the fair value of the existing option and/or forward contracts by $15 million, $9 million, $3 million and $4 million, respectively, offset by a corresponding loss on the underlying 2005 exposure of $28 million, $36 million, $7 million and $11 million, respectively, resulting in net losses of $13 million, $27 million, $4 million and $7 million, respectively.

Interest Rates. Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments).

We had approximately $1.7 billion and $1.4 billion of variable-rate debt as of December 31, 2005 and December 31, 2004, respectively. We had mitigated our exposure on certain variable-rate debt by entering into an interest rate swap agreement. This swap expired in November 2005. The notional amount of the outstanding interest rate swap at December 31, 2004 was $143 million. The interest rate swap effectively locked us into paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swap in November 2005. If average interest rates increased by 100 basis points during 2006 as compared to 2005, our projected 2006 interest expense would increase by approximately $16 million. At December 31, 2004, an interest rate increase by 100 basis points during 2005 as compared to 2004 was projected to increase interest expense by approximately $12 million, net of the interest rate swap.

As of December 31, 2005 and 2004, we estimated the fair value of $3.0 billion and $3.4 billion (carrying value) of our fixed-rate debt to be $2.8 billion and $2.9 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates, was approximately $66 million and $83 million as of December 31, 2005 and 2004, respectively. The fair value of the remaining fixed-rate debt at December 31, 2005 and 2004, with a carrying value of $655 million and $745 million, respectively, was not practicable to estimate due to the large number of remaining debt instruments with relatively small carrying amounts.

If 2006 average short-term interest rates decreased by 100 basis points over 2005 average rates, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $19 million during 2006, compared to an estimated $15 million decrease during 2005 measured at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 24, 2006

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2005	2004	2003
Operating Revenue:
Passenger (excluding fees and taxes of $1,176, $1,046 and $904)	$10,235	$ 9,042	$8,179
Cargo, mail and other	973	857	822
	11,208	9,899	9,001
Operating Expenses:
Wages, salaries and related costs	2,649	2,819	3,056
Aircraft fuel and related taxes	2,443	1,587	1,319
ExpressJet capacity purchase, net	1,572	1,351	153
Aircraft rentals	928	891	896
Landing fees and other rentals	708	654	632
Distribution costs	588	552	525
Maintenance, materials and repairs	455	414	509
Depreciation and amortization	389	415	447
Passenger servicing	332	306	297
Security fee reimbursement	-	-	(176)
Special charges	67	121	100
Other	1,116	1,027	1,055
	11,247	10,137	8,813

Operating Income (Loss)	(39)	(238)	188

Nonoperating Income (Expense):
Interest expense	(410)	(389)	(393)
Interest capitalized	12	14	24
Interest income	72	29	19
Income from affiliates	90	118	40
Gain on sale of Copa Holdings, S.A. shares	106	-	-
Gain on dispositions of ExpressJet Holdings shares	98	-	173
Other, net	3	17	135
	(29)	(211)	(2)

Income (Loss) before Income Taxes and Minority Interest	(68)	(449)	186
Income Tax Benefit (Expense)	-	40	(109)
Minority Interest	-	-	(49)

Net Income (Loss)	$ (68)	$(409)	$ 28

Earnings (Loss) per Share:
Basic	$(0.96)	$(6.19)	$ 0.43
Diluted	$(0.97)	$(6.25)	$ 0.41

Shares Used for Computation:
Basic	70.3	66.1	65.4
Diluted	70.3	66.1	65.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
ASSETS	2005	2004

Current Assets:
Cash and cash equivalents	$ 1,723	$ 1,178
Restricted cash	241	211
Short-term investments	234	280
Total cash, cash equivalents and short-term investments	2,198	1,669

Accounts receivable, net of allowance for doubtful receivables of $15 and $22	515	472
Spare parts and supplies, net of allowance for obsolescence of $95 and $93	201	214
Deferred income taxes	154	166
Note receivable from ExpressJet Holdings, Inc.	18	81
Prepayments and other	341	222
Total current assets	3,427	2,824

Property and Equipment:
Owned property and equipment:
Flight equipment	6,706	6,744
Other	1,372	1,262
	8,078	8,006
Less: Accumulated depreciation	2,328	2,053
	5,750	5,953

Purchase deposits for flight equipment	101	105

Capital leases	344	396
Less: Accumulated amortization	109	140
	235	256
Total property and equipment	6,086	6,314

Routes	484	615
Airport operating rights, net of accumulated amortization of $335 and $316	133	236
Intangible pension asset	60	108
Investment in affiliates	112	156
Note receivable from ExpressJet Holdings, Inc.	-	18
Other assets, net	227	240

Total Assets	$10,529	$10,511

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 546	$ 670
Accounts payable	846	766
Air traffic and frequent flyer liability	1,475	1,157
Accrued payroll	234	281
Accrued other liabilities	298	251
Total current liabilities	3,399	3,125

Long-Term Debt and Capital Leases	5,057	5,167

Deferred Income Taxes	154	378

Accrued Pension Liability	1,078	1,132

Other	615	554

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 111,690,943 and 91,938,816 shares issued	1	1
Additional paid-in capital	1,635	1,408
Retained earnings	406	474
Accumulated other comprehensive loss	(675)	(587)
Treasury stock - 25,489,291 and 25,476,881 shares, at cost	(1,141)	(1,141)
Total stockholders' equity	226	155
Total Liabilities and Stockholders' Equity	$10,529	$10,511

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$ (68)	$ (409)	$ 28
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	-	(40)	96
Depreciation and amortization	389	415	447
Special charges	67	121	100
Gains on dispositions of investments	(204)	-	(305)
Undistributed equity in the income of affiliates	(62)	(66)	(23)
Other, net	(18)	(73)	(36)
Changes in operating assets and liabilities:
Increase in accounts receivable	(56)	(76)	(25)
(Increase) decrease in spare parts and supplies	(7)	(37)	4
(Increase) decrease in prepayments and other assets	(59)	(135)	(27)
Increase (decrease) in accounts payable	80	(74)	(19)
Increase in air traffic and frequent flyer liability	318	200	75
Increase in accrued pension liability and other	77	547	27
Net cash provided by operating activities	457	373	342
Cash Flows from Investing Activities:
Capital expenditures	(185)	(162)	(205)
Purchase deposits (paid) refunded in connection with aircraft deliveries, net	(3)	111	52
Sale of short-term investments, net	46	34	35
Proceeds from sale of Copa Holdings, S.A, net.	172	-	-
Proceeds from sales of ExpressJet Holdings, net	-	-	134
Proceeds from sales of Internet-related investments	-	98	76
Proceeds from sales of property and equipment	53	16	16
Increase in restricted cash, net	(30)	(41)	(108)
Other	(2)	(3)	53
Net cash provided by investing activities	51	53	53
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	436	67	559
Payments on long-term debt and capital lease obligations	(662)	(447)	(549)
Proceeds from issuance of common stock, net	227	5	5
Other	36	11	-
Net cash (used in) provided by financing activities	37	(364)	15
Impact on cash of ExpressJet deconsolidation	-	-	(225)
Net Increase in Cash and Cash Equivalents	545	62	185
Cash and Cash Equivalents - Beginning of Period	1,178	1,116	931
Cash and Cash Equivalents - End of Period	$1,723	$1,178	$1,116

Supplemental Cash Flows Information:
Interest paid	$ 385	$ 372	$ 374
Income taxes paid (refunded)	$ 2	$ (4)	$ 13
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ -	$ 226	$ 120
Capital lease obligations incurred	$ 1	$ 1	$ 22
Contribution of ExpressJet Holdings stock to pension plan	$ 130	$ -	$ 100

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)
					Accumulated
	Class B		Additional		Other	Treasury
	Common Stock		Paid-In	Retained	Comprehensive	Stock,
	Shares	Amount	Capital	Earnings	Income (Loss)	At Cost	Total

December 31, 2002	65.8	$ 1	$1,391	$ 855	$(395)	$(1,140)	$ 712

Net Income	-	-	-	28	-	-	28
Other Comprehensive Income:
Increase in additional minimum pension liability, net of income taxes of $11	-	-	-	-	(20)	-	(20)
Other	-	-	-	-	(2)	-	(2)
Total Comprehensive Income							6

Issuance of common stock pursuant to stock plans	0.3	-	5	-	-	-	5
Other	-	-	5	-	-	(1)	4
December 31, 2003	66.1	1	1,401	883	(417)	(1,141)	727

Net Loss	-	-	-	(409)	-	-	(409)
Other Comprehensive Income:
Increase in additional minimum pension liability	-	-	-	-	(176)	-	(176)
Other	-	-	-	-	6	-	6
Total Comprehensive Loss							(579)

Issuance of common stock pursuant to stock plans	0.4	-	5	-	-	-	5
Other	-	-	2	-	-	-	2
December 31, 2004	66.5	1	1,408	474	(587)	(1,141)	155

Net Loss	-	-	-	(68)	-	-	(68)
Other Comprehensive Income:
Increase in additional minimum pension liability	-	-	-	-	(96)	-	(96)
Other	-	-	-	-	8	-	8
Total Comprehensive Loss							(156)

Issuance of common stock pursuant to stock offering	18.0	-	203	-	-	-	203
Issuance of common stock pursuant to stock plans	1.7	-	24	-	-	-	24
December 31, 2005	86.2	$ 1	$1,635	$ 406	$(675)	$(1,141)	$ 226

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Together with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings") from which we purchase seat capacity, and our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, we are the world's sixth largest airline (as measured by the number of scheduled miles flown by revenue passengers, known as revenue passenger miles, in 2005) and operate more than 2,500 daily departures. As of December 31, 2005, we flew to 132 domestic and 126 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 23 European cities, nine South American cities, Tel Aviv, Delhi, Hong Kong, Beijing and Tokyo. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 41 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other United States carrier.

As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. Our consolidated financial statements include the accounts of Continental and all wholly-owned domestic and foreign subsidiaries. Through November 12, 2003, we also consolidated Holdings. See Note 16 for a discussion of the changes in our ownership of Holdings and the resulting impact on our consolidated financial statements. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.
  Investments in Affiliates. Investments in unconsolidated affiliates that are not variable interest entities (see Note 14) are accounted for by the equity method when we have significant influence over the operations of the companies.
  Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
  Cash and Cash Equivalents. We classify short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased as cash and cash equivalents. Restricted cash is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.
  Short-Term Investments. We invest in commercial paper, asset-backed securities and U.S. government agency securities with original maturities in excess of three months but less than one year. These investments are classified as short-term investments in the accompanying consolidated balance sheets. Short-term investments are stated at cost, which approximates market value.
  Spare Parts and Supplies. Inventories, expendable parts and supplies related to flight equipment are carried at average acquisition cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value. Spare parts and supplies are assumed to have an estimated residual value of 10% of original cost. These allowances are based on management estimates, which are subject to change.
  Property and Equipment. Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Jet aircraft and rotable spare parts are assumed to have estimated residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value. The estimated useful lives for our property and equipment are as follows:
Estimated Useful Life

Jet aircraft and simulators	25 to 30 years
Rotable spare parts	25 to 30 years
Buildings and improvements	10 to 30 years
Food service equipment	6 to 10 years
Maintenance and engineering equipment	8 years
Surface transportation and ground equipment	6 years
Communication and meteorological equipment	5 years
Computer software	3 to 10 years
Capital lease - flight and ground equipment	Shorter of Lease Term or Useful Life
Leasehold improvements	Shorter of Lease Term or Useful Life

  Amortization of assets recorded under capital leases is included in depreciation expense in our consolidated statement of operations.

  The carrying amount of computer software was $70 million and $72 million at December 31, 2005 and 2004, respectively. Depreciation expense related to computer software was $28 million, $28 million and $25 million for the years ended December 31, 2005, 2004 and 2003, respectively.

  Routes and Airport Operating Rights. Routes represent the right to fly between cities in different countries. Routes are indefinite-lived intangible assets and are not amortized. We perform a test for impairment of our routes in the fourth quarter of each year.

  Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport). Airport operating rights are amortized over the stated term of the related lease or 20 years. Amortization expense related to airport operating rights was $19 million, $22 million and $25 million for the years ended December 31, 2005, 2004 and 2003, respectively. We expect annual amortization expense related to airport operating rights to be approximately $14 million in each of the next five years.

  Measurement of Impairment of Long-Lived Assets. We record impairment losses on long-lived assets, consisting principally of property and equipment and airport operating rights, when events or changes in circumstances indicate, in management's judgement, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.
  Revenue/Air Traffic Liability. Passenger revenue is recognized either when transportation is provided or when the ticket expires unused rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight.

  We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. We have a legal obligation to act as a collection agent. As we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency or operating carrier.

  Under our capacity purchase agreement with Holdings and ExpressJet, we purchase all of ExpressJet's capacity and are responsible for selling all of the seat inventory. We record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense.

  Revenue from the shipment of cargo and mail is recognized when transportation is provided. Other revenue includes revenue from the sale of frequent flyer miles (see (k) below), ticket change fees, charter services and other incidental services.

  The amount of passenger ticket sales and sales of frequent flyer mileage credits not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

  Frequent Flyer Program. For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed on us or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic liability. In the fourth quarter of 2004, we recorded a change in expected future costs for frequent flyer reward redemptions on alliance carriers, resulting in a one-time increase in other operating expenses of $18 million.

  We also sell mileage credits in our frequent flyer program to participating entities, such as credit/debit card companies, phone companies, alliance carriers, hotels, car rental agencies and various shopping and gift merchants. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized in income currently and classified as other revenue. A change to the time period over which the mileage credits are used (currently six to 32 months), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years. In the fourth quarter of 2003, we adjusted our estimates of the mileage credits we expect to be redeemed for travel, resulting in a one-time increase in other revenue of $24 million.

  At December 31, 2005, we estimated that approximately 2.5 million free travel awards outstanding were expected to be redeemed for free travel on Continental, ExpressJet, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $236 million at December 31, 2005. This liability is recognized as a component of air traffic liability in our consolidated balance sheets.

  Deferred Income Taxes. Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Due to our continued losses, we were required to provide a valuation allowance on the deferred tax assets recorded on losses beginning in the first quarter of 2004. As a result, all of our 2005 losses and the majority of our 2004 losses were not reduced by any tax benefit.
  Maintenance and Repair Costs. Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred. Maintenance and repair costs also include engine overhaul costs covered by power-by-the-hour agreements, which are expensed on the basis of hours flown.
  Advertising Costs. We expense the costs of advertising as incurred. Advertising expense was $91 million, $84 million and $87 million for the years ended December 31, 2005, 2004 and 2003, respectively.
  Stock Plans and Awards. We account for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No stock-based employee compensation cost is reflected in net income (loss) for our stock option plans, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

  The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), for the years ended December 31, 2005, 2004 and 2003. See Note 8 for the assumptions we used to compute the pro forma amounts (in millions, except for share data):
	2005	2004	2003

Net income (loss), as reported	$(68)	$(409)	$ 28
Deduct: total stock-based employee compensation expense determined under SFAS 123, net of tax	(29)	(6)	(6)
Net income (loss), pro forma	$ (97)	$(415)	$ 22

Basic earnings (loss) per share:
As reported	$(0.96)	$(6.19)	$0.43
Pro forma	$(1.38)	$(6.28)	$0.33

Diluted earnings (loss) per share:
As reported	$(0.97)	$(6.25)	$0.41
Pro forma	$(1.39)	$(6.33)	$0.32
  ExpressJet Capacity Purchase, Net. Payments made to ExpressJet under our capacity purchase agreement are reported as ExpressJet capacity purchase, net. ExpressJet capacity purchase, net, includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our sublease income on aircraft we lease to ExpressJet. Prior to November 12, 2003, the date we deconsolidated Holdings, all of these items were eliminated in our consolidated financial statements.
  Reclassifications. Certain reclassifications have been made in the prior years' consolidated financial statement amounts and related note disclosures to conform with the current year's presentation.

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

We will adopt SFAS 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006 but for which the vesting period is not complete, we will use the modified prospective transition method permitted by SFAS 123R. Under this method, we will account for such awards on a prospective basis, with expense being recognized in our statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures presented in Note 1(o). We will recognize the related compensation cost not previously recognized in the SFAS 123 pro forma disclosures over the remaining vesting period.

In addition to changing the accounting for our stock options and employee stock purchase plan, SFAS 123R will impact the accounting for our Long Term Incentive and Restricted Stock Unit ("RSU") program. As discussed in Note 8, awards made pursuant to this program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Under our current accounting, we have recognized no liability or expense as of December 31, 2005 because the targets set forth in the program had not been met as of that date. Under SFAS 123R, these awards will be measured at fair value at each reporting date and the related expense will be recognized over the remaining required service periods. The fair value will be determined using a pricing model.

We will recognize a cumulative effect of change in accounting principle related to the adoption of SFAS 123R on January 1, 2006, reducing earnings approximately $26 million. On February 1, 2006, our officers surrendered their RSU awards with a performance period ending March 31, 2006. Approximately $15 million of the cumulative effect of change in accounting principle at January 1, 2006 relates to these surrendered awards. Accordingly, we will record this amount as a reduction of operating expense in the first quarter of 2006.

We anticipate that the impact on our statement of operations of adopting SFAS 123R for our stock options outstanding at December 31, 2005 will be similar to the pro forma impact of SFAS 123 presented in Note 1(o). The incremental expense related to future stock option and employee stock purchase plan grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of our stock price and other factors. Likewise, the incremental expense related to the existing RSU awards is difficult to predict because it will vary with changes in our stock price.

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
	2005	2004	2003

Numerator:
Numerator for basic earnings per share - net income (loss)	$(68)	$(409)	$ 28
Effect of dilutive securities issued by equity investee	(1)	(4)	(1)
Numerator for diluted earnings per share - net income (loss) after effect of dilutive securities of equity investee	$ (69)	$(413)	$ 27

Denominator:
Denominator for basic earnings (loss) per share - weighted- average shares	70.3	66.1	65.4
Effect of dilutive securities - employee stock options	-	-	0.2
Denominator for diluted earnings (loss) per share - adjusted weighted - average and assumed conversions	70.3	66.1	65.6

Our convertible debt securities consist of our 6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust, 5.0% Convertible Notes and 4.5% Convertible Notes. Approximately 17.9 million, 17.9 million and 14.0 million potential common shares related to convertible debt securities were excluded from the computation of diluted earnings per share in 2005, 2004 and 2003, respectively, because they were antidilutive. In addition, approximately 12.1 million in 2005, 6.2 million in 2004 and 5.3 million in 2003 of weighted average options to purchase shares of our common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares or the effect of including the options would have been antidilutive.

NOTE 4 - LONG-TERM DEBT

Long-term debt as of December 31 is summarized as follows (in millions):

	2005	2004

Secured
Notes payable, interest rates of 5.0% to 8.5%, (weighted average rate of 6.90% as of December 31, 2005) payable through 2019	$2,832	$3,147
Floating rate notes, interest rates of LIBOR (4.54% on December 31, 2005) plus 0.45% to 1.6%; Eurodollar (4.52% on December 31, 2005) plus 1.375%, payable through 2014	925	872
Floating rate notes, interest rate of LIBOR plus 5.375%, payable in 2011	350	-
Floating rate notes, interest rate of LIBOR plus 2.5% to 4.5%, payable through 2016	208	343
Floating rate notes, interest rate of LIBOR plus 4.53%, payable through 2007	104	123
Floating rate notes, interest rate of LIBOR plus 7.5%, payable through 2007	97	97
Other	79	17

Unsecured
Convertible junior subordinated debentures, interest rate of 6.0%, payable in 2030	248	248
Convertible notes, interest rate of 4.5%, payable in 2007	200	200
Senior notes payable, interest rate of 8.0%, payable in 2005	-	195
Convertible notes, interest rate of 5.0%, callable beginning in 2010	175	175
Note payable, interest rate of 8.1%, payable in 2008	112	112
Other	-	8
	5,330	5,537
Less: current maturities	524	642
Total	$4,806	$4,895

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2006	$524
2007	937
2008	632
2009	460
2010	602

Substantially all of our property and equipment, spare parts inventory, certain routes, and the outstanding common stock and substantially all of the other assets of our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and CMI are subject to agreements securing our indebtedness. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2005 in the amount of $54 million with expiration dates through June 2008.

Secured Loan Facility. In June 2005, we and our two wholly-owned subsidiaries, AMI and CMI, closed on a $350 million secured loan facility. AMI and CMI have unconditionally guaranteed the loan made to us, and we and AMI have unconditionally guaranteed the loan made to CMI.

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

Credit Card Marketing Agreement. In March 2005, we extended our current agreement with Chase Manhattan Bank USA, N.A. ("Chase") to jointly market credit cards. In addition to reaching an agreement on advertising and other marketing commitments, Chase agreed to increase the rate it pays for mileage credits under our frequent flyer program. In April 2005, Chase purchased $75 million of mileage credits under the program, which will be redeemed for mileage purchases in 2007 and 2008 and recognized as other revenue consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits has been treated as a loan from Chase and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The new agreement expires at the end of 2009.

Notes Secured by Spare Parts Inventory. Our $97 million of Floating Rate Secured Subordinated Notes due December 2007, which bear interest at the three month LIBOR plus 7.5% (the "Junior Notes"), and our $195 million of Floating Rate Secured Notes due December 2007, which bear interest at the three-month LIBOR plus 0.9% (the "Senior Notes"), are secured by a portion of our spare parts inventory. In connection with these notes, we have entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the Senior Notes and a loan-to-collateral value ratio of not greater than 67.5% with respect to both the Senior Notes and the Junior Notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. The ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, purchasing or redeeming some of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the Senior Notes, or any combination of the above. We met the collateral ratio requirements at December 25, 2005, the most recent valuation date.

Convertible Debt Securities. In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the "Trust") of which we own all the common trust securities, completed a private placement of five million 6% Convertible Preferred Securities, Term Income Deferrable Equity Securities or "TIDES." The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of common stock at a conversion rate of $60 per share of common stock (equivalent to approximately 0.8333 share of common stock for each preferred security). Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security.

The sole assets of the trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $248 million as of December 31, 2005 issued by us and which mature on November 15, 2030. The Convertible Subordinated Debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices. If we redeem the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

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

The $200 million of 4.5% convertible notes due February 1, 2007 are convertible into our common stock at an initial conversion price of $40 per share. The notes are redeemable at our option at specified redemption prices.

The $175 million of 5% Convertible Notes due 2023 are convertible into our common stock at an initial conversion price of $20 per share, subject to certain conditions on conversion. The notes are redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase the notes on June 15 of 2010, 2013 or 2018, or in the event of certain changes in control at par plus accrued and unpaid interest, if any.

NOTE 5 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices. Most aircraft leases include both renewal options and purchase options. Because renewals of our existing leases are not considered to be reasonably assured, rental payments that would be due during the renewal periods are not included in the determination of rent expense until the leases are renewed. Leasehold improvements are amortized over the shorter of the contractual lease term, which does not include renewal periods, or their useful life. The purchase options are generally effective at the end of the lease term at the then-current fair market value. Our leases do not include residual value guarantees.

At December 31, 2005, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases, that have initial or remaining noncancelable lease terms in excess of one year, are as follows (in millions):
	Capital Leases	Operating Leases Aircraft Non-aircraft

Year ending December 31,
2006	$ 39	$ 1,003	$ 429
2007	40	966	400
2008	46	955	377
2009	16	910	374
2010	16	924	364
Later years	457	6,310	4,987

Total minimum lease payments	614	$11,068	$6,931
Less: amount representing interest	341
Present value of capital leases	273
Less: current maturities of capital leases	22
Long-term capital leases	$251

At December 31, 2005, we had 482 aircraft under operating leases and three aircraft under capital leases, including aircraft subleased to ExpressJet. These operating leases have remaining lease terms ranging up to 19 years. Projected sublease income to be received from ExpressJet through 2022, not included in the above table, is approximately $3.0 billion. Rent expense for non-aircraft operating leases totaled $466 million, $426 million and $407 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 6 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of our risk management program, we use or have used a variety of financial instruments, including foreign currency average rate options, foreign currency forward contracts, interest rate cap and swap agreements, petroleum call options, petroleum swap contracts and jet fuel purchase commitments. We do not hold or issue derivative financial instruments for trading purposes.

Notional Amounts of Derivatives. The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of our exposure resulting from our use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which relate to interest rates, exchange rates or other indices.

Foreign Currency Exchange Risk Management. We use a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows. The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges. They are recorded at fair value in other assets in the accompanying consolidated balance sheets with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue when the underlying service is provided. We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2005, 2004 and 2003. Our net gain (loss) on our foreign currency forward and option contracts was $5 million for the year ended December 31, 2005, $(10) million for the year ended December 31, 2004 and was not material in the year ended December 31, 2003. These gains (losses) are included in passenger revenue in the accompanying consolidated statement of operations.

At December 31, 2005, we had forward contracts outstanding to hedge a portion of our projected Canadian dollar-denominated cash flows for 2006. At December 31, 2004, we had foreign currency forward or option contracts outstanding to hedge portions of our projected Japanese yen, British pound, Canadian dollar and euro-denominated cash flows for 2005. These hedges had a liability fair value that was not material at December 31, 2005 and was $7 million at December 31, 2004.

Interest Rate Risk Management. We had entered into an interest rate swap agreement to reduce the impact of potential interest rate increases on floating rate debt. This swap expired in November 2005. The notional amount of the outstanding interest rate swap at December 31, 2004 was $143 million. We accounted for the interest rate swap as a cash flow hedge whereby the fair value of the interest rate swap was reflected in other assets in the accompanying consolidated balance sheet with the offset, net of income taxes and any hedge ineffectiveness (which was not material), recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap liability was $4 million at December 31, 2004. Amounts recorded in accumulated other comprehensive income (loss) were amortized as an adjustment to interest expense over the term of the related hedge. Such amounts were not material during 2005, 2004 or 2003.

Fuel Price Risk Management. We had no fuel hedges outstanding at December 31, 2005, December 31, 2004 or at any time during 2005, although we did have fuel hedges in place prior to December 31, 2004. In February 2006, we entered into petroleum swap contracts to hedge a minimal portion of our projected 2006 fuel usage. In the past, we have used a combination of petroleum call options, petroleum swap contracts and/or jet fuel purchase commitments to provide us with short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices, while simultaneously ensuring that we are not competitively disadvantaged in the event of a substantial decrease in the price of jet fuel.

We account for the call options and swap contracts as cash flow hedges. They are recorded at fair value in other assets in the accompanying consolidated balance sheet with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these call options and swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices. Hedge ineffectiveness is included in other nonoperating income (expense) in the accompanying consolidated statement of operations and was not material for the years ended December 31, 2004 and 2003. Our gain related to these hedging instruments, net of premium expense, was $74 million in 2004 and $4 million in 2003.

Other Financial Instruments. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

  Cash Equivalents and Restricted Cash. Cash equivalents and restricted cash are carried at cost and consist primarily of commercial paper with original maturities of three months or less and approximate fair value due to their short-term maturity.
  Short-term Investments.  Short-term investments consist primarily of commercial paper, asset-backed securities and U.S. government agency securities with original maturities in excess of three months but less than one year and approximate fair value due to their short-term maturity.
  Investment in Affiliates. Shares of Copa Holdings, S.A. ("Copa"), the parent company of Copa Airlines, and Holdings are publicly traded. At December 31, 2005, based on market prices, our investment in Copa shares, with a carrying value of $87 million, had a fair value of $325 million and our investment in Holdings shares, with a carrying value of $19 million, had a fair value of $38 million. See Note 14 for further discussion of investments in affiliates.
  Debt. The fair value of our debt with a carrying value of $4.8 billion at December 31, 2005 and $4.9 billion at December 31, 2004 was approximately $4.5 billion and $4.3 billion, respectively. These estimates were based on the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or market prices. The fair value of the remaining debt was not practical to estimate.
  Investment in Company Owned Life Insurance (COLI) Products. In connection with certain of our supplemental retirement plans, we have company owned life insurance policies on certain of our employees. As of December 31, 2005 and 2004, the carrying value of the underlying investments was $39 million and $38 million, respectively, which approximated fair value.
  Note Receivable from Holdings. The fair value of our note receivable from Holdings with a carrying value of $18 million and $99 million at December 31, 2005 and 2004, respectively, approximated carrying value. The fair value was estimated based on anticipated future cash flows discounted using ExpressJet's current incremental borrowing rate.
  Accounts Receivable and Accounts Payable. The fair values of accounts receivable and accounts payable approximated carrying value due to their short-term maturity. We had $515 million of accounts receivable and $846 million of accounts payable at December 31, 2005, and $472 million of accounts receivable and $766 million of accounts payable at December 31, 2004.

Credit Exposure of Financial Instruments. We are exposed to credit losses in the event of non-performance by issuers of financial instruments. To manage credit risks, we select issuers based on credit ratings, limit our exposure to a single issuer under our defined guidelines and monitor the market position with each counterparty.

NOTE 7 - PREFERRED AND COMMON STOCK

Preferred Stock. We have ten million shares of authorized preferred stock. We currently have one share of Series B preferred stock outstanding, which is held by Northwest Airlines, Inc. The Series B preferred stock ranks junior to all classes of capital stock other than our common stock upon liquidation, dissolution or winding up of the company. No dividends are payable on the Series B preferred stock.

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

The Series B preferred stock is redeemable by us at a nominal price under the following circumstances:

    Northwest Airlines, Inc. or certain of its affiliates transfers or encumbers the Series B preferred stock;
    Northwest Airlines Corporation or certain of its affiliates experiences a "change of control" as defined by the certificate of designations establishing the Series B preferred stock;
    Our alliance with Northwest Airlines Corporation terminates or expires (other than as a result of a breach by us); or
    Northwest Airlines Corporation or certain of its affiliates materially breaches its standstill obligations to us or triggers our rights agreement.

Common Stock.  We currently have one class of common stock issued and outstanding, Class B common stock. Each share of common stock is entitled to one vote per share. On October 24, 2005, we completed a public offering of 18 million shares of common stock, raising $203 million in cash. At December 31, 2005, approximately 37 million shares were reserved for future issuance related to the conversion of convertible debt securities and the issuance of stock under our stock incentive plans.

Stockholder Rights Plan. We have a Rights Plan which was adopted effective November 20, 1998 and expires on November 20, 2008, unless extended or unless the rights are earlier redeemed or exchanged by us.

The rights become exercisable upon the earlier of (1) the tenth day following a public announcement or public disclosure of facts indicating that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% (25% in the case of an institutional investor) or more of the total number of votes entitled to be cast generally by holders of our common stock then outstanding, voting together as a single class (such person or group being an "Acquiring Person"), or (2) the tenth business day (or such later date as may be determined by action of our Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. Certain entities related to us are exempt from the definition of "Acquiring Person"; however, Northwest Airlines is not an exempt entity.

Subject to certain adjustments, if any person becomes an Acquiring Person, each holder of a right, other than rights beneficially owned by the Acquiring Person and its affiliates and associates (which rights will thereafter be void), will thereafter have the right to receive, upon exercise thereof, that number of shares of common stock having a market value of two times the exercise price ($200, subject to adjustment) of the right.

If at any time after a person becomes an Acquiring Person, (1) we merge into any other person, (2) any person merges into us and all of our outstanding common stock does not remain outstanding after such merger, or (3) we sell 50% or more of our consolidated assets or earning power, each holder of a right (other than the Acquiring Person and its affiliates and associates) will have the right to receive, upon the exercise thereof, that number of shares of common stock of the acquiring corporation (including us as successor thereto or as the surviving corporation) which at the time of such transaction will have a market value of two times the exercise price of the right.

At any time after any person becomes an Acquiring Person, and prior to the acquisition by any person or group of a majority of our voting power, our Board of Directors may exchange the rights (other than rights owned by such Acquiring Person, which will have become void), in whole or in part, at an exchange ratio of one share of common stock per right (subject to adjustment).

At any time prior to any person becoming an Acquiring Person, our Board of Directors may redeem the rights at a price of $.001 per right. The Rights Plan may be amended by our Board of Directors without the consent of the holders of the rights, except that from and after the time that any person becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the rights (other than the Acquiring Person and its affiliates and associates). Until a right is exercised, its holder, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends.

Restrictions on Dividends and Share Repurchases.  Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilot defined benefit pension plan, measured from March 30, 2005. Through December 31, 2005, we have made $112 million of such contributions to the plan.

NOTE 8 - STOCK PLANS AND AWARDS

Stock Options. We have a number of equity incentive plans which permit the issuance of shares of our common stock. One of these plans provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. Each of the other plans permits awards of either stock options or restricted stock. In general, our plans permit awards to be made to the non-employee directors of the company or the employees of the company or its subsidiaries. Stock issued under the plans may be originally issued shares, treasury shares or a combination thereof. Approximately 3.3 million shares remained for award under the plans as of December 31, 2005.

Stock options are awarded under the plans with exercise prices equal to the fair market value of the stock on the date of grant and typically vest over a three to four-year period. Employee stock options generally have five to eight-year terms, while outside director stock options have ten-year terms. Under the terms of the plans, a change in control would result in all outstanding options under these plans becoming exercisable in full and restricted shares being fully vested.

In connection with pay and benefit cost reductions, on March 30, 2005 we issued to substantially all employees, except flight attendants, officers, employees of CMI and certain international employees, stock options for approximately 8.6 million shares of our common stock with an exercise price of $11.89 per share. Additionally, on February 1, 2006, we issued to our flight attendants stock options for approximately 1.1 million shares of our common stock with an exercise price of $20.31 per share. The exercise price for each grant was the closing price of our common stock on the date of grant. The options become exercisable in three equal installments on the first, second and third anniversaries of the dates of grant, and have terms of either six or eight years.

The table below summarizes stock option transactions pursuant to our plans (share data in thousands):

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	6,175	$17.10	6,469	$17.86	6,871	$18.28
Granted	8,648	$11.91	729	$11.99	296	$15.00
Exercised	(1,178)	$15.52	(181)	$14.62	(306)	$15.62
Cancelled	(935)	$19.12	(842)	$19.10	(392)	$24.82
Outstanding at end of year	12,710	$13.57	6,175	$17.10	6,469	$17.86
Options exer- cisable at end of year	3,896	$17.17	4,837	$17.91	5,018	$18.27

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2005 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.65-$11.87	631	3.39	$11.19
$11.89	8,123	5.98	$11.89
$11.96-$15.78	3,580	1.69	$15.66
$15.79-$56.81	376	3.00	$33.86

$3.65-$56.81	12,710	4.55	$13.57

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$11.87	196	$10.68
$11.96-$15.78	3,396	$15.73
$15.79-$56.81	304	$37.40

$3.65-$56.81	3,896	$17.17

Restricted Stock.  In April 2002, we awarded 444,750 shares of restricted stock. The restricted stock was awarded pursuant to our equity incentive plans and had a fair value on the grant date of $12 million ($28.10 per share). The restricted stock vests in 25% increments on the first four anniversaries of the date of grant.

Employee Stock Purchase Plan. All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan. At the end of each fiscal quarter, participants may purchase shares of our common stock at a discount of 15% off the fair market value of the stock on either the first day or the last day of the quarter (whichever is lower), subject to a minimum purchase price of $10 per share. This discount is reduced to zero as the fair market value approaches $10 per share. If the fair market value is below the $10 per share minimum price on the last day of a quarter, then the participants will not be permitted to purchase common stock for such quarterly purchase period and we will refund to those participants the amount of their unused payroll deductions. In the aggregate, 3,000,000 shares may be purchased under the plan. These shares may be originally issued shares, treasury shares or a combination thereof. During 2005 and 2004, 573,848 shares and 249,160 shares, respectively, of common stock were issued to participants at a weighted-average purchase price of $10.06 and $10.00 per share, respectively.

SFAS 123 Assumptions. We account for our stock-based compensation plans under the recognition and measurement principles of APB 25. Pro forma information regarding net income and earnings per share disclosed in Note 1(o) has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS 123. For purposes of the pro forma SFAS 123 calculation, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions indicated below for the year ended December 31:
	2005	2004	2003

Risk-free interest rate	3.4%	3.3%	2.5%
Dividend yield	0%	0%	0%
Expected market price volatility of our common stock	74%	78%	77%
Weighted-average expected life of options (years)	3.7	3.5	3.2
Weighted-average fair value of options granted	$6.47	$6.59	$7.77

For purposes of the pro forma SFAS 123 calculation, the fair value of the purchase rights under the stock purchase plan that was begun in 2004 was also estimated using the Black-Scholes model with the following weighted-average assumptions indicated below for the year ended December 31:
	2005	2004

Risk-free interest rate	3.0%	1.4%
Dividend yield	0%	0%
Expected market price volatility of our common stock	55%	48%
Weighted-average expected life of the purchase rights (years)	0.25	0.25
Weighted-average fair value of purchase rights granted	$6.77	$3.40

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

Restricted Stock Units. During 2004, we implemented the RSU program. This program is designed to reward our officers for specified increases in our stock price over multi-year performance periods. If our stock price averages at least the target price for 20 consecutive trading days during the relevant performance period, the officers are paid cash for each unit equal to the average stock price for the 20 trading days preceding the date specified below. As of December 31, 2005, there were awards outstanding with respect to two performance periods that began on April 1, 2004 and end as follows:
	Units	Target Price per Share
	(In thousands)

March 31, 2006	955	$20.48
December 31, 2007	1,195	22.48
	2,150

As of December 31, 2005, our stock price had not achieved either of the target prices and, accordingly, we had recorded no expense or liability related to the RSU program. In January 2006, our stock price achieved the target for the awards for the performance period ending March 31, 2006. However, on February 1, 2006, our officers surrendered their RSU awards for this performance period in light of the pay and benefit reductions taken by our employees. As discussed in Note 2, we will account for the RSUs on a fair value basis effective with the adoption of SFAS 123R on January 1, 2006.

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (which are all net of applicable income taxes) are as follows (in millions):
	Minimum Pension Liability	Unrealized Gain/(Loss) on Derivative Instruments	Total

Balance at December 31, 2002	$(388)	$ (7)	$(395)
Current year net change in accumulated other comprehensive loss	(20)	(2)	(22)
Balance at December 31, 2003	(408)	(9)	(417)
Current year net change in accumulated other comprehensive loss	(176)	6	(170)
Balance at December 31, 2004	(584)	(3)	(587)
Current year net change in accumulated other comprehensive loss	(96)	8	(88)
Balance at December 31, 2005	$(680)	$ 5	$(675)

The minimum pension liability recorded in other comprehensive loss before applicable income taxes was $914 million and $818 million at December 31, 2005 and 2004, respectively.

NOTE 10 - EMPLOYEE BENEFIT PLANS

We have defined benefit pension and defined contribution (including 401(k) savings) plans. Substantially all of our domestic employees are covered by one or more of these plans. The benefits under our defined benefit pension plans are based on years of service and an employee's final average compensation. Our pension obligations are measured as of December 31 of each year.

Defined Benefit Pension Plans. Under the new collective bargaining agreement with our pilots ratified on March 30, 2005, which we refer to as the "pilot agreement," future defined benefit accruals for pilots ceased and retirement benefits accruing in the future are provided through two new pilot-only defined contribution plans. As required by the pilot agreement, defined benefit pension assets and obligations related to pilots in our primary defined benefit pension plan (covering substantially all U.S. employees other than Chelsea Food Services ("Chelsea") and CMI employees) were spun out into a separate pilot-only defined benefit pension plan, which we refer to as the "pilot defined benefit pension plan." Subsequently, on May 31, 2005, future benefit accruals for pilots ceased and the pilot defined benefit pension plan was "frozen." As of that freeze date, all existing accrued benefits for pilots (including the right to receive a lump sum payment upon retirement) were preserved in the pilot defined benefit pension plan. Accruals for non-pilot employees under our primary defined benefit pension plan continue.

The following table sets forth the defined benefit pension plans' change in projected benefit obligation at December 31 (in millions):
	2005	2004

Accumulated benefit obligation	$2,494	$2,412

Projected benefit obligation at beginning of year	$2,863	$2,362
Service cost	86	151
Interest cost	151	152
Plan amendments	7	(6)
Actuarial losses	105	310
Benefits paid	(310)	(113)
Plan curtailment	(272)	-
Other	-	7
Projected benefit obligation at end of year	$2,630	$2,863

The following table sets forth the defined benefit pension plans' change in the fair value of plan assets at December 31 (in millions):
	2005	2004

Fair value of plan assets at beginning of year	$1,281	$1,280
Actual gain on plan assets	69	113
Employer contributions	381	1
Benefits paid	(310)	(113)
Fair value of plan assets at end of year	$1,421	$1,281

Defined benefit pension cost recognized in the accompanying consolidated balance sheets at December 31 is computed as follows (in millions):
	2005	2004

Funded status of the plans - net underfunded	$(1,209)	$(1,582)
Unrecognized net actuarial loss	1,051	1,275
Unrecognized prior service cost	54	101
Net amount recognized	$ (104)	$ (206)

Accrued benefit liability	$(1,078)	$ (1,132)
Intangible asset	60	108
Accumulated other comprehensive loss	914	818
Net amount recognized	$ (104)	$ (206)

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31:
	2005	2004

Weighted average assumed discount rate	5.68%	5.75%
Weighted average rate of compensation increase	2.25%	3.0%

Net periodic defined benefit pension expense for the years ended December 31 included the following components (in millions):
	2005	2004	2003

Service cost	$ 86	$ 151	$156
Interest cost	151	152	134
Expected return on plan assets	(124)	(116)	(72)
Amortization of prior service cost	11	19	20
Amortization of unrecognized net actuarial loss	73	87	90
Net periodic benefit expense	197	293	328
Curtailment loss (included in special charges)	43	-	-
Settlement charge (included in special charges)	40	-	-
Net benefit expense	$ 280	$293	$328

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plans.

In March 2005, we recorded a $43 million non-cash curtailment charge in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," ("SFAS 88") in connection with freezing the portion of our defined benefit pension plan related to our pilots, using actuarial assumptions consistent with those we used at December 31, 2004. SFAS 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of expected future service that will no longer be recognized for benefit accrual purposes. Additionally, the projected benefit obligation was reduced by $272 million to reflect the fact that related future pay increases assumed in the opening projected benefit obligation will no longer be considered in calculating the projected benefit obligations.

During 2005, we recorded non-cash settlement charges totaling $40 million related to lump sum distributions from our benefit pension plans to pilots who retired. SFAS 88 requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

The following actuarial assumptions were used to determine our net periodic benefit expense for the year ended December 31:
	2005	2004	2003

Weighted average assumed discount rate	5.71%	6.25%	6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Weighted average rate of compensation increase	2.48%	2.87%	3.34%

The plans' assets consist primarily of equity and fixed-income securities. As of December 31, 2005, the plans held 4.3 million shares of Holdings common stock, which had a fair value of $34 million. As of December 31, the asset allocations by category were as follows:
	2005	2004

U.S. equities	49%	49%
International equities	21	17
Fixed income	22	28
Other	8	6
Total	100%	100%

We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and periodically rebalance the pension plans' investments to our targeted allocation when considered appropriate. Plan assets are allocated within the following guidelines:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	35-55%	9.4%
International equities	15-25	9.4
Fixed income	15-25	6.8
Other	0-15	12.4

Funding obligations for our defined benefit plans are determined under applicable law. In 2005, we contributed $224 million in cash and 12.1 million shares of Holdings common stock valued at $130 million to our defined benefit plans. Due to high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we elected in 2004 and 2005 to use deficit contribution relief under the Pension Funding Equity Act of 2004. As a result, we were not required to make any contributions to our primary defined benefit pension plan in 2004 and did not do so. The elections also allowed us to make smaller contributions to our defined benefit pension plans in 2005, and will allow smaller contributions in 2006, than would have been otherwise required. Based on current assumptions and applicable law, we will be required to contribute $258 million to our defined benefit pension plans in 2006 to meet our minimum funding obligations.

We project that our defined benefit pension plans will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in millions):
2006	$ 185
2007	273
2008	251
2009	193
2010	214
2011 through 2015	1,023

Defined Contribution Plans for Pilots. As required by the new pilot agreement, two new pilot-only defined contribution plans were established effective September 1, 2005. One of these plans is a money purchase pension plan -- a type of defined contribution plan subject to the minimum funding rules of the Internal Revenue Code. Contributions under that plan are generally expressed as a percentage of applicable pilot compensation, subject to limits under the Internal Revenue Code. The initial contribution to that plan was based on applicable compensation for a period beginning July 1, 2005. The other new pilot-only defined contribution plan is a 401(k) plan that was established by transferring the pilot accounts from our pre-existing primary 401(k) plan (covering substantially all of our U.S. employees other than CMI employees) to a separate pilot-only 401(k) plan. Pilots may make elective pre-tax and/or post-tax contributions to the pilot-only 401(k) plan. In addition, the pilot agreement calls for employer contributions to the pilot-only 401(k) plan based on pre-tax profits during a portion of the term of the pilot agreement. To the extent the Internal Revenue Code limits preclude employer contributions called for by the pilot agreement, the disallowed amount will be paid directly to the pilots as current wages under a corresponding nonqualified arrangement. Our expense related to the defined contribution plans for pilots was $20 million in the year ended December 31, 2005.

We have also agreed with each of the unions representing our major work groups that for a limited time period we will not seek to reject or modify the collective bargaining agreements or retiree benefits in the event of our bankruptcy, subject to certain exceptions.

Other 401(k) Plans. Our other two defined contribution 401(k) employee savings plans cover substantially all domestic employees except for pilots (beginning in 2005). Company matching contributions are made in cash. For the years ended December 31, 2005, 2004 and 2003, total expense for the defined contribution plans was $22 million, $30 million and $35 million, respectively. During the second quarter of 2005, company matching contributions were terminated for substantially all employees other than flight attendants, mechanics and CMI employees subject to collective bargaining agreements. Company matching contributions for flight attendants were terminated in the first quarter of 2006.

Retiree Medical Benefits. Effective April 1, 2005, we made changes to certain retiree medical programs available to eligible retirees. The retiree medical programs are self-insured arrangements that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans. Previously, we offered these benefits on a workgroup-by-workgroup basis and had the periodic option of discontinuing the benefits. As a result of revising and extending these benefits, we now account for them as if they are permanent.

We account for the retiree medical benefits plan under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," which requires recognition of the expected cost of benefits over the employee's service period. The following table sets forth the retiree medical benefits plan's change in projected benefit obligation during 2005 (in millions):
Projected benefit obligation at inception of plan	$246
Service cost	8
Interest cost	11
Actuarial gain	(7)
Participant contributions	1
Benefits paid	(9)
Projected benefit obligation at end of year	$250

The retiree medical benefits plan is unfunded. Retiree medical benefits plan cost recognized in the accompanying consolidated balance sheets at December 31, 2005 is computed as follows (in millions):
2005

Funded status of the plan - net underfunded	$(250)
Unrecognized net gain	(7)
Unrecognized prior service cost	231
Net amount recognized	$ (26)

Accrued benefit liability	$ (26)

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation and our net periodic benefit expense at December 31, 2005:
2005

Weighted average assumed discount rate	5.57%
Health care cost trend	9%, decreasing to 5% by 2010

Net periodic retiree medical benefit expense for the year ended December 31, 2005 included the following components (in millions):
Service cost	$ 8
Interest cost	11
Amortization of prior service cost	15
Net periodic benefit expense	$34

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plans.

We project that our retiree medical benefit plan will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in millions):
2006	$ 11
2007	13
2008	16
2009	17
2010	19
2011 through 2015	113

A one percent increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $24 million and our run-rate annual expense by approximately $3 million. A one percent decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $21 million and our run-rate annual expense by approximately $3 million.

Profit Sharing Plan. In January 2005, we announced an enhanced profit sharing plan. The new plan, which will be in place through 2009, creates an award pool of 30% of the first $250 million of pre-tax income, 25% of the next $250 million and 20% of amounts over $500 million, subject to certain adjustments. Half of the profit-sharing pool will be allocated based on the relative share of pay and benefit concessions of each work group and the other half will be allocated based on the relative wages of each work group. Substantially all Continental employees (other than employees who participate in our management or officer bonus programs and certain non-U.S. employees) will participate in the plan. We paid no profit sharing to Continental employees in 2005, 2004 or 2003.

NOTE 11 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31 consists of the following (in millions):
	2005	2004	2003
Federal:
Current	$ -	$ -	$ (7)
Deferred	(5)	147	(89)
State:
Current	-	-	(5)
Deferred	(3)	13	(7)
Foreign:
Current	-	-	(1)
Deferred	(1)	-	-
Valuation allowance	9	(120)	-
Total income tax benefit (expense)	$ -	$ 40	$(109)

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax benefit (expense) for the years ended December 31 are as follows (in millions):
	Amount			Percentage
	2005	2004	2003	2005	2004	2003

Income tax benefit (expense) at United States statutory rates	$ 24	$157	$ (65)	35.0%	35.0%	35.0%
State income tax benefit (expense), net of federal benefit	2	8	(8)	3.4	1.8	4.3
Tax on equity in the income of subsidiary	-	-	(16)	-	-	8.6
Non-deductible loss on con- tribution of Holdings stock to defined benefit pension plan	(27)	-	(9)	(39.6)	-	4.8
Meals and entertainment disallowance	(7)	(6)	(8)	(11.0)	(1.3)	4.3
Valuation allowance	9	(120)	-	13.8	(26.6)	-
Other	(1)	1	(3)	(1.6)	-	1.6
Income tax benefit (expense)	$ -	$ 40	$(109)	0.0%	8.9%	58.6%

For financial reporting purposes, income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. Due to our continued losses, we were required to provide a valuation allowance on deferred tax assets beginning in the first quarter of 2004. As a result, all of our 2005 losses and the majority of our 2004 losses were not reduced by any tax benefit. Furthermore, we expect to be required to provide additional valuation allowance in conjunction with deferred tax assets recorded on losses in the future.

Holdings' initial public offering caused it to separate from our consolidated tax group. As a result, we were required to accrue income tax expense on our share of Holdings' net income after its initial public offering in all periods where we consolidated Holdings' operations. The impact of this is reflected above in tax on equity in the income of subsidiary.

In 2005 and 2003, we contributed shares of Holdings common stock valued at approximately $130 million and $100 million, respectively, to our primary defined benefit pension plan. For tax purposes, our deductions were limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contributions, the nondeductible portion increased our tax expense by $27 million and $9 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in millions):
	2005	2004

Fixed assets, intangibles and spare parts	$ 1,571	$ 1,574
Other, net	198	165

Gross deferred tax liabilities	1,769	1,739

Net operating loss carryforwards	(1,544)	(1,209)
Pension liability	(343)	(343)
Accrued liabilities	(318)	(295)
Basis in subsidiary stock	(59)	(84)

Gross deferred tax assets	(2,264)	(1,931)

Valuation allowance	495	404

Net deferred tax liability	-	212

Less: current deferred tax asset	(154)	(166)

Non-current deferred tax liability	$ 154	$ 378

At December 31, 2005, we had estimated tax NOLs of $4.1 billion for federal income tax purposes that will expire beginning in 2006 through 2025.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.40% for December 2005). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $81 million per year, before consideration of any built-in gains.

During 2005, we entered into a final settlement agreement with the Internal Revenue Service ("IRS") resolving all matters raised by the IRS during its examination of our federal income tax returns through the year ended December 31, 1999. As a result of the settlement with the IRS and the associated deferred tax account reconciliation, deferred tax liabilities and long-term assets (primarily routes and airport operating rights, which values were established upon our emergence from bankruptcy in April 1993) were reduced by $215 million to reflect the ultimate resolution of tax uncertainties existing at the point we emerged from bankruptcy. The composition of the individual elements of deferred taxes recorded on the balance sheet was also adjusted; however, the net effect of these changes was entirely offset by an increase in the deferred tax valuation allowance due to our prior determination that it is more likely than not that our net deferred tax assets will ultimately not be realized. The settlement did not have a material impact on our results of operations, financial condition or liquidity.

NOTE 12 - SPECIAL CHARGES

Special Charges. In 2005, we recorded special charges of $67 million. In the first quarter of 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots. In the third and fourth quarters of 2005, we recorded non-cash settlement charges totaling $40 million related to lump sum distributions from our pilot defined benefit pension plans to pilots who retired. These charges are discussed further in Note 10. Also in 2005, we reduced our allowance for future lease payments and return conditions related to permanently grounded aircraft by $16 million following negotiated settlements with the aircraft lessors in an improved aircraft market.

In 2004, we recorded special charges of $87 million primarily associated with future obligations for rent and return conditions related to 16 leased MD-80 aircraft that were permanently grounded during the period. Our last two active MD-80 aircraft were permanently grounded in January 2005. We also recorded a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesia Development Association in the first quarter of 2004.

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

The impairment losses in 2003 were partially the result of the September 11, 2001 terrorist attacks and the related aftermath. As a result of the U.S. domestic airline industry environment and our continuing losses, we determined that indicators of impairment were present for certain fleet types. We estimated undiscounted cash flows to be generated by each fleet type based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying values of impaired aircraft and related items not recoverable were reduced to fair value. Our estimates of fair value represented our best estimate based on industry trends and reference to market rates.

Allowance Activity. Activity related to the accruals for the allowance for future lease payments and return conditions and closure/under-utilization of facilities for the years ended December 31 are as follows (in millions):
	Beginning Balance	Accrual	Payments	Other	Ending Balance

2005
Allowance for future lease payments and return conditions	$116	$ -	$(61)	$(16) (A)	$ 39
Closure/under-utilization of facilities	14	-	(2)	-	12

2004
Allowance for future lease payments and return conditions	$ 83	$ 87	$(57)	$ 3	$116
Closure/under-utilization of facilities	17	-	(3)	-	14

2003
Allowance for future lease payments and return conditions	$107	$ 21	$(45)	$ -	$ 83
Closure/under-utilization of facilities	22	-	(5)	-	17
  Primarily reserve reductions on permanently grounded aircraft, recorded as a credit to special charges in our consolidated statement of operations.

We expect these accruals to be substantially paid during 2006.

Out-of-Service Aircraft. We had 14 MD-80 aircraft permanently removed from service as of December 31, 2005. The eight owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $14 million, and the remaining rentals on the six leased out-of-service MD-80 aircraft have been accrued. We are currently exploring lease or sale opportunities for the out-of-service aircraft. We cannot predict when or if purchasers, lessees or sublessees can be found, and it is possible that our owned MD-80 aircraft could suffer additional impairment.

Additionally, we own seven out-of-service Empresa Brasileira de Aeronautica S.A. ("Embraer")120 turboprop aircraft. These aircraft are being carried at fair value of $6 million. We are currently exploring lease or sale opportunities for the remaining out-of-service aircraft, subject to the same uncertainties as the out-of-service mainline aircraft discussed above.

NOTE 13 - SECURITY FEE REIMBURSEMENT

In May 2003, we received and recognized in earnings $176 million in cash from the United States government pursuant to the Emergency Wartime Supplemental Appropriations Act enacted in April 2003. This amount is reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the law, together with other items.

NOTE 14 - INVESTMENT IN AFFILIATES

At December 31, 2005, investment in affiliates includes our investments in Copa and Holdings. In prior years, we also had investments in Orbitz and Hotwire, two internet travel companies.

Copa. As of December 31, 2005, we had a 27% interest in Copa with a carrying value of $87 million. This investment is accounted for using the equity method of accounting. The carrying amount of our investment exceeds the amount of underlying equity in Copa's net assets by $23 million. This difference is treated as goodwill and is not amortized.

In December 2005, we completed the sale of 9.1 million shares of common stock in the initial public offering ("IPO") of Copa. The sale decreased our percentage ownership in Copa from 49% to 27%, resulting in a $17 million decrease in the associated goodwill balance. We received $172 million cash from the sale and recognized a gain of $106 million. At December 31, 2005, we continue to hold 11.9 million shares of Copa.

We record our equity in Copa's earnings on a one-quarter lag. Copa's results of operations on a stand-alone basis were as follows (in millions):
	Nine Months Ended September 30, 2005	Year Ended December 31,
		2004	2003

Revenue	$429	$400	$342
Operating income	82	82	58
Net income	65	69	48

Copa's balance sheet information at December 31, 2004, the latest fiscal year end available as of the date of this report, was as follows (in millions):
Current assets	$156
Total assets	702
Current liabilities	143
Stockholders' equity	174

Audited financial statements of Copa as of December 31, 2004 are incorporated by reference from Exhibit 99.1 to this report into Item 15. "Exhibits and Financial Statement Schedules" of this report. Copa's audited financial statements as of December 31, 2005 will be filed as an amendment to this report on or before June 30, 2006.

ExpressJet Holdings. We held an 8.6% interest in Holdings at December 31, 2005. See notes 15 and 16 for a discussion of this investment and our capacity purchase agreement with ExpressJet. Holdings' stand-alone financial statements and the calculation of our equity in Holdings' earnings in our consolidated financial statements are based on Holdings' results of operations under the capacity purchase agreement, which differ from the amounts presented for our regional segment in Note 18. Holdings' results of operations on a stand-alone basis were as follows (in millions):
	Year Ended December 31,
	2005	2004	2003

Revenue	$1,563	$1,508	$1,311
Operating income	157	205	182
Net income	98	123	108

Holdings balance sheet information at December 31 was as follows (in millions):
	2005	2004
Current assets	$280	$254
Total assets	560	543
Current liabilities	150	207
Stockholders' equity	209	114

Audited financial statements of Holdings as of December 31, 2005 are incorporated by reference from Exhibit 99.2 to this report into Item 15. "Exhibits and Financial Statement Schedules" of this report.

Orbitz. During 2003 and 2004, we sold all of our investment in Orbitz in two separate transactions. On December 19, 2003, we sold approximately 28% of our investment in Orbitz in connection with its IPO, reducing our interest in Orbitz from approximately 13% to 9%, for proceeds of $34 million, net of underwriting discount. Our gain on the sale was $32 million. Subsequent to the IPO in 2003, we accounted for our investment in Orbitz in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We designated the remaining investment as a "trading security," based on our intention to dispose of the securities of Orbitz that we owned. Therefore, the remaining investment was carried at its fair value, with changes in the fair value reported in our statement of operations. The fair value adjustment on the Orbitz shares during 2004 was $15 million and is included in other nonoperating income in the accompanying consolidated statement of operations, as was the gain recognized on the disposition of Orbitz in 2003. On November 12, 2004, we sold our remaining Orbitz shares for proceeds of $98 million.

Hotwire. In November 2003, we sold all of our investment in Hotwire, Inc. for $42 million in cash, resulting in a gain of $40 million. This gain is included in other nonoperating income in the accompanying consolidated statement of operations.

NOTE 15 - VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a "variable interest entity," the entity must be consolidated by the "primary beneficiary." The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity's expected losses or receives a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

We have variable interests in the following types of variable interest entities:

Aircraft Leases. We are the lessee in a series of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 75 mainline jet aircraft contain a fixed-price purchase option that allows us to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases of approximately 127 regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. We have not consolidated the related trusts upon application of FIN 46 because, even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis. Our maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 5.

Airport Leases. We are the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.7 billion of underlying debt and interest thereon. These leases are typically with municipalities or other governmental entities. FIN 46 is not applicable to arrangements with governmental entities. To the extent our lease and related guarantee are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed price purchase option or similar feature as discussed above.

Subsidiary Trust. We have a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $248 million. The trust is a variable interest entity under FIN 46 because we have a limited ability to make decisions about its activities. However, we are not the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust are not reported on our balance sheets. Instead, we report our 6% Convertible Junior Subordinated Debentures held by the trust as long-term debt and interest on the notes is recorded as interest expense for all periods presented in the accompanying financial statements.

Capacity Purchase Agreement. Holdings and ExpressJet each meet the criteria for a variable interest entity because the economic interests we hold in these entities are disproportional to our obligations to absorb expected losses or receive expected residual returns. The variable interests in Holdings and ExpressJet include our capacity purchase agreement, a tax sharing agreement between Holdings and us, a note payable from Holdings to us, convertible debentures issued by Holdings and held by third parties and Holdings common stock. Our assessment under FIN 46 of expected losses and expected residual returns indicated that the main factors that caused us to have a disproportionate share of the expected losses were the possibility that ExpressJet would be unable to fully repay its debt or to make payments under the tax sharing agreement. The assessment indicated that we exceeded 50% of the expected losses even though our equity interest had fallen below 50%. Furthermore, the assessment indicated that only when our combined direct equity interest and the interest held by our defined benefit pension plan fell to 41% did our share of the expected losses drop below 50%, the point at which FIN 46 required deconsolidation. This occurred on November 12, 2003. Therefore, we deconsolidated Holdings as of that date. See Note 16 for further discussion of our ownership of Holdings and our capacity purchase agreement with Holdings and ExpressJet.

NOTE 16 - INVESTMENT IN EXPRESSJET AND REGIONAL CAPACITY PURCHASE AGREEMENT

Investment in ExpressJet

During the third quarter of 2003, we sold approximately 9.8 million shares of our Holdings common stock to Holdings, reducing our ownership interest in Holdings from 53.1% to 44.6%. In a subsequent transaction in the third quarter of 2003, we contributed approximately 7.4 million shares of Holdings common stock to our defined benefit pension plan, further reducing our ownership of Holdings to below 31%. We recognized gains totaling $173 million in 2003 as a result of these transactions. We continued to consolidate Holdings because, under FIN 46, we were the primary beneficiary until November 12, 2003, when, as a result of sales of Holdings shares to unrelated parties by our defined benefit pension plan, the combined amount of Holdings common stock owned by us and our defined benefit pension plan fell below 41%, the point at which we no longer were the primary beneficiary under FIN 46. Therefore, in accordance with FIN 46, we deconsolidated Holdings as of November 12, 2003 and began to account for our interest in Holdings using the equity method of accounting. As a result, after deconsolidation, we continue to record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense. Prior to November 12, 2003, expenses under the capacity purchase agreement were eliminated in consolidation and the portion of Holdings' net income attributable to the equity of Holdings that we did not own was reported as minority interest in our consolidated statement of operations.   After deconsolidation, nonoperating income has increased due to our equity in Holdings' earnings and earnings under our tax sharing agreement with Holdings. Additionally, after deconsolidation, we no longer record minority interest on either our balance sheet or statement of operations.

On January 6, 2005, we contributed 6.0 million shares of Holdings common stock to our defined benefit pension plan. We recognized a gain of $51 million in the first quarter of 2005 related to this transaction. On April 7, 2005, we contributed an additional 6.1 million shares of Holdings common stock to our defined benefit pension plan. We recognized a gain of $47 million in the second quarter of 2005 related to this transaction. Our ownership of Holdings common stock following these transactions was 4.7 million shares, or an 8.6% interest in Holdings. These 4.7 million shares had a market value of $38 million at December 31, 2005. We do not currently intend to remain a stockholder of Holdings over the long term. Subject to market conditions, we intend to sell or otherwise dispose of all of our shares of Holdings common stock in the future. Additionally, during 2005 we relinquished our right to appoint a director to Holdings' Board of Directors. However, we will continue to account for our interest in Holdings using the equity method of accounting because of our ongoing ability to influence Holdings' operations significantly through our capacity purchase agreement.

In addition to the Holdings shares we own, our defined benefit pension plans owned 4.2 million shares of Holdings common stock at December 31, 2005, which represented a 7.9% interest in Holdings. The independent fiduciary for our defined benefit pension plans, which exercises sole and exclusive control over the voting and disposition of all securities owned by our defined benefit pension plans, sold 7.9 million shares to third parties during 2005. Our ownership of Holdings common stock, together with the shares held by our defined benefit pension plans (which shares are subject to the exclusive control of the independent fiduciary), totaled 8.9 million shares, or 16.5% of Holdings' outstanding shares, at December 31, 2005.

Capacity Purchase Agreement with ExpressJet

General. Under our capacity purchase agreement (the "agreement"), ExpressJet currently flies all of its aircraft (which consist entirely of regional jet aircraft) on our behalf, and we handle scheduling, ticket prices and seat inventories for these flights. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay them for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses.

Compensation and Operational Responsibilities. Under the agreement, we pay ExpressJet a base fee for each scheduled block hour based on a formula that was in place through December 31, 2005. The formula was designed to provide ExpressJet with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by them, the most significant of which is wages, salaries and benefits. In addition, ExpressJet's prevailing margin, which is the operating margin excluding certain revenues and costs as specified in the agreement, will be capped at 10% before certain incentive payments. Pursuant to the terms of the agreement, the block hour rate portion of the compensation we pay to ExpressJet is re-negotiated annually.

Payments made under the capacity purchase agreement are reported as ExpressJet capacity purchase, net in our consolidated statement of operations. ExpressJet capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. Such capacity purchase, net payments totaled $1.6 billion, $1.4 billion and $1.1 billion in 2005, 2004 and 2003, respectively. Prior to November 12, 2003, these amounts were eliminated in our consolidated financial statements.

Our future payments under the capacity purchase agreement are dependent on numerous variables, and are therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. Set forth below are estimates of our future minimum noncancelable commitments under the capacity purchase agreement.  These estimates of our future minimum noncancelable commitments under the capacity purchase agreement do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (1) that ExpressJet's aircraft deliveries continue as scheduled through June 2006, (2) that applicable expenses include a 10% margin, (3) a constant fuel rate of 71.2 cents per gallon, including fuel taxes, (4) that aircraft are removed from the capacity purchase agreement beginning December 28, 2006 based on a withdrawal schedule provided to ExpressJet, (5) we exercise our right to initiate termination of the capacity purchase agreement on March 1, 2006 with a wind-down beginning in June 2007 after the withdrawal (noted in (4) above) is completed, (6) an average daily utilization rate of 9.7 for 2006 through 2008, (7) cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet and (8) that inflation is 2% per year. Based on these assumptions, our future minimum noncancelable commitments under the capacity purchase agreement at December 31, 2005 are estimated as follows (in millions):
2006	$1,339
2007	922
2008	107
Total	$2,368

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet. In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in delivery dates of aircraft or average daily utilization) in 2006 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreement of approximately 7.8%, or $105 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that ExpressJet's rate of controllable or uncontrollable cancellations is less than its historical cancellation rate, ExpressJet will be entitled to additional payments. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for first flights of a day departing on time and baggage handling performance. As a result of a better-than-expected completion rate and other incentives, ExpressJet earned an additional $7 million, $17 million and $16 million in 2005, 2004, and 2003, respectively.

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

Capacity and Fleet Matters. The capacity purchase agreement covers all of ExpressJet's existing fleet, as well as the final eight Embraer regional jets currently on order. Under the agreement, we have the right to give no less than twelve months' notice to ExpressJet reducing the number of its aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft (including 2006 deliveries) from the capacity purchase agreement because we believe the rates charged by ExpressJet for regional capacity are above the current market. While our discussions with ExpressJet continue, we have requested proposals from numerous regional jet operators to provide regional jet service to replace the withdrawn capacity. Any transition of service from ExpressJet to a new operator would begin in January 2007 and be completed during the summer of 2007.

Under our agreement with ExpressJet, once we have given notice of withdrawal of aircraft from the agreement, ExpressJet will have the option to decide, within nine months of that notice, to (1) fly any of the withdrawn aircraft for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (2) fly any of the withdrawn aircraft under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to ExpressJet's arrangement with us respecting our hubs, or (3) decline to fly any of the withdrawn aircraft, return the aircraft to us and cancel the related subleases with us. If ExpressJet elects to retain the aircraft, the implicit interest rate used to calculate the scheduled lease payments under our aircraft subleases with ExpressJet will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Should ExpressJet retain the withdrawn aircraft, we anticipate that the new operator will supply any aircraft needed for its operations for us.

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

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the capacity purchase agreement. The services provided to ExpressJet by us include loading fuel into aircraft, certain customer services such as ground handling and infrastructure services, including but not limited to insurance, technology (including transaction processing), treasury, tax, real estate, environmental affairs, corporate security, human resources, internal corporate accounting, payroll, accounts payable and risk management. For providing these services, we charged ExpressJet approximately $101 million, $135 million and $117 million in 2005, 2004 and 2003, respectively.

Note Receivable from ExpressJet. At December 31, 2005 we had a $18 million note receivable from ExpressJet. In accordance with our amended and restated promissory note agreement dated November 5, 2002, principal and accrued interest on the note are payable quarterly by ExpressJet. We anticipate that the final payment will be made on March 31, 2006. The interest rate is fixed for each quarter at a rate equal to the three-month London interbank offered rate ("LIBOR") on the second business day prior to such quarter plus 1.25% per annum, subject to an aggregate cap of 6.72% in 2004. There is no such cap in subsequent years.

Leases. As of December 31, 2005, ExpressJet leased all 266 of its aircraft under long-term operating leases from us. ExpressJet's lease agreements with us have substantially the same terms as the lease agreements between us and the lessors and expire between 2013 and 2020. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the capacity purchase agreement by the amount of the defaulted payment. ExpressJet's total rental expense related to all leases with us was approximately $323 million, $293 million and $281 million in 2005, 2004 and 2003, respectively. After deconsolidation of Holdings on November 12, 2003, our related aircraft rental income is reported as a reduction to ExpressJet capacity purchase, net.

Income Taxes. In conjunction with Holdings' IPO, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet is required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We recognize the benefit of the tax savings associated with ExpressJet's asset step-up for financial reporting purposes in the year paid to us by ExpressJet due to the uncertainty of realization. Income from the tax sharing agreement totaled $28 million, $52 million and $17 million in 2005, 2004 and 2003, respectively, and is included in income from affiliates in the accompanying statement of operations.

Other. So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major airline (as defined in the agreement) to provide regional airline services on a capacity purchase or other similar economic basis for ten or more aircraft on terms and conditions that are in the aggregate less favorable to ExpressJet than the terms and conditions of the capacity purchase agreement, we will be entitled to amend our capacity purchase agreement to conform the economic terms and conditions of the capacity purchase agreement to the economic terms and conditions of the agreement with the other major airline.

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2005, 2004 and 2003, other than those discussed elsewhere in the Notes to Consolidated Financial Statements. The payments to and from the related parties in the ordinary course of business were based on prevailing market rates and do not include interline billings, which are common among airlines for transportation-related services.

Northwest Airlines. Northwest Airlines, Inc. holds the one share of our Series B Preferred Stock issued and outstanding. We have a long-term global alliance with Northwest involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Northwest $28 million, $32 million and $47 million in 2005, 2004 and 2003, respectively, and Northwest paid us $26 million, $26 million and $24 million in 2005, 2004 and 2003, respectively.

Copa Airlines. As of December 31, 2005, we had a 27% interest in Copa. We have a long-term global alliance with Copa Airlines involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Copa $1 million, $2 million and $3 million in 2005, 2004 and 2003, respectively, and Copa paid us $6 million, $8 million and $5 million in 2005, 2004 and 2003, respectively.

Orbitz. Until November 2004, we had an investment in Orbitz, a comprehensive travel planning website, as more fully discussed in Note 14. Other airlines also owned equity interests in Orbitz until November 2004 and distribute air travel tickets through Orbitz. We paid Orbitz approximately $6 million and $7 million for services during 2004 and 2003, respectively. Customers booked approximately $226 million and $229 million of air travel on us via Orbitz in 2004 and 2003, respectively. The distribution services provided by Orbitz are considered normal to the daily operations of both Orbitz and us.

Hotwire. Until November 2003, we and other airlines had an investment in Hotwire, Inc., a web-based travel services company. We have a marketing agreement with Hotwire pursuant to which we make available to Hotwire tickets for air travel. The base term of the agreement expired on January 7, 2006, but the agreement remains in effect unless terminated by either party. Other airlines also sell tickets to Hotwire. Prior to the sale of their indirect interests in Hotwire during 2003, two of our former directors, David Bonderman and William Price, controlled approximately 27% of Hotwire's general voting power. We sold Hotwire approximately $38 million of tickets during 2003. The distribution services provided to us by Hotwire are considered normal to both their and our daily operations.

Gate Gourmet. We pay Gate Gourmet International AG for catering services considered normal to the daily operations of both Gate Gourmet and us. Payments to Gate Gourmet totaled $43 million in 2003. Former directors Bonderman and Price may be deemed to indirectly control substantially all of the voting securities of Gate Gourmet.

NOTE 18 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using jets with a capacity of greater than 100 seats while the regional segment consists of flights using jets with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. See Note 16 for further discussion of the capacity purchase agreement and the impact of the deconsolidation of Holdings effective November 12, 2003.

We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). However, we do not manage our business or allocate resources based on segment operating profit or loss because (1) our flight schedules are designed to maximize revenue from passengers flying, (2) many operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing) and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

Financial information for the year ended December 31 by business segment is set forth below (in millions):
	2005	2004	2003

Operating Revenue:
Mainline	$ 9,377	$8,327	$7,690
Regional	1,831	1,572	1,311
Total Consolidated	$11,208	$9,899	$9,001

Depreciation and amortization expense:
Mainline	$ (378)	$ (404)	$ (419)
Regional	(11)	(11)	(28)
Total Consolidated	$ (389)	$ (415)	$ (447)

Special Charges (Note 12):
Mainline	$ (67)	$(121)	$ (91)
Regional	-	-	(9)
Total Consolidated	$ (67)	$(121)	$ (100)

Operating Income (Loss):
Mainline	$ 215	$ (7)	$ 219
Regional	(254)	(231)	(31)
Total Consolidated	$ (39)	$(238)	$ 188

Interest Expense:
Mainline	$ (393)	$(371)	$ (372)
Regional	(17)	(18)	(27)
Intercompany Eliminations	-	-	6
Total Consolidated	$ (410)	$(389)	$ (393)

Interest Income:
Mainline	$ 69	$ 25	$ 16
Regional	3	4	9
Intercompany Eliminations	-	-	(6)
Total Consolidated	$ 72	$ 29	$ 19

Income Tax Benefit (Expense):
Mainline	$ -	$ 8	$ (105)
Regional	-	32	(4)
Total Consolidated	$ -	$ 40	$ (109)

Net Income (Loss):
Mainline	$ 189	$(215)	$ 121
Regional	(257)	(194)	(93)
Total Consolidated	$ (68)	$(409)	$ 28

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by Holdings and expenses include all activity related to the regional operations, regardless of whether the costs were paid by us or by Holdings. Net loss for the regional segment for 2003 includes a $49 million after tax reduction in earnings attributable to the minority interest that is reflected in our consolidated statement of operations. Net income (loss) for the mainline segment includes income from Copa and gains on the sale of Copa shares and dispositions of Holdings shares.

Information concerning operating revenue by principal geographic area for the year ended December 31 is as follows (in millions):
	2005	2004	2003

Domestic (U.S.)	$ 6,914	$6,570	$6,181
Atlantic	1,993	1,489	1,203
Latin America	1,427	1,139	1,050
Pacific	874	701	567

	$11,208	$9,899	$9,001

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment. Our tangible assets and capital expenditures consist primarily of flight and related ground support equipment, which is mobile across geographic markets and, therefore, has not been allocated.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have substantial commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. As of December 31, 2005, we had firm commitments for 52 new aircraft from Boeing, with an estimated cost of $2.5 billion, and options to purchase 30 additional Boeing aircraft. We are scheduled to take delivery of six new 737-800 aircraft in 2006, with delivery of the remaining 46 new Boeing aircraft occurring from 2007 through 2011. In addition, we are scheduled to take delivery of two used 757-300 aircraft in 2006 under operating leases.

We have backstop financing for six 737-800 aircraft to be delivered in 2006 and two 777-200ER aircraft to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. However, we do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

As of December 31, 2005, ExpressJet had firm commitments for the final eight regional jets currently on order from Embraer with an estimated cost of approximately $0.2 billion. ExpressJet currently anticipates taking delivery of these regional jets in 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they are delivered to ExpressJet.

Financings and Guarantees. We are the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability discussed below. These bonds, issued by various municipalities and other governmental entities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases in our financial statements.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $156 million at December 31, 2005 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2005 in the amount of $54 million with expiration dates through June 2008.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2005, we had $1.0 billion of floating rate debt and $0.3 billion of fixed rate debt, with remaining terms of up to 10 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 10 years and an aggregate carrying value of $1.1 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $49 million at December 31, 2005.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements or tax laws.

Credit Card Processing Agreement. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities of .27 to 1.0 through June 30, 2006 and .29 to 1.0 thereafter. The agreement also requires that we must maintain a debt rating of at least Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $330 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

Employees. As of December 31, 2005, we had approximately 42,200 employees, or 39,530 full-time equivalent employees, consisting of approximately 16,895 customer service agents, reservations agents, ramp and other airport personnel, 8,570 flight attendants, 5,925 management and clerical employees, 4,420 pilots, 3,610 mechanics and 110 dispatchers. While there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 44% of whom are represented by unions.

Environmental Matters. We could be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles. In 2001, the California Regional Water Quality Control Board ("CRWQCB") mandated a field study of the site and it was completed in September 2001. In April 2005, under the threat of a CRWQCB enforcement action, we began environmental remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a work plan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports.

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We expect our total losses from environmental matters to be approximately $45 million, for which we were fully accrued at December 31, 2005. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any material receivables related to insurance recoveries at December 31, 2005.

Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our results of operations, financial condition or liquidity.

Legal Proceedings. During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated such base commissions. This was similar to actions also taken by other air carriers. We are now a defendant, along with several other air carriers, in two remaining lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. Another such similar lawsuit, styled Paula Fausky, et al. v. American Airlines, et al. (U.S.D.C., Northern District of Ohio) and filed on May 8, 2003, was dismissed without prejudice in July 2005. By order dated November 10, 2003, the remaining actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and are vigorously defending the lawsuits. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse impact on our results of operations, financial condition or liquidity.

We and/or certain of our subsidiaries are defendants in various other lawsuits, including suits relating to certain environmental claims, and proceedings arising in the normal course of business. Although the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our results of operations, financial condition or liquidity, it is our opinion, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on our results of operations, financial condition or liquidity.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2005 and 2004 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2005
Operating revenue	$2,505	$2,857	$3,001	$2,845
Operating income (loss)	(173)	119	109	(94)
Nonoperating income (expense), net	(13)	(19)	(48)	51
Net income (loss)	(186)	100	61	(43)

Earnings (Loss) per share:
Basic	$(2.79)	$1.49	$0.91	$(0.53)
Diluted	$(2.79)	$1.26	$0.80	$(0.53)

2004
Operating revenue	$2,307	$2,553	$2,602	$2,437
Operating income (loss)	(137)	40	22	(163)
Nonoperating expense, net	(58)	(68)	(40)	(45)
Net loss	(155)	(28)	(18)	(208)

Loss per share:
Basic	$(2.36)	$(0.41)	$(0.28)	$(3.14)
Diluted	$(2.37)	$(0.43)	$(0.29)	$(3.16)

The sum of the four quarterly earnings (loss) per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.

The quarter results are impacted by the following significant items:

In the first quarter of 2005, we recognized a gain of $51 million related to the contribution of 6.0 million shares of Holdings common stock to our primary defined benefit pension plan. We also recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots.

In the second quarter of 2005, we recognized a gain of $47 million related to the contribution of 6.1 million shares of Holdings common stock to our primary defined benefit pension plan.

In the third quarter of 2005, we recorded an $18 million non-cash settlement charge related to lump sum distributions from our defined benefit pension plans to pilots who retired. Also in the third quarter of 2005, we reduced our allowance for future lease payments and return conditions related to permanently grounded aircraft by $15 million following negotiated settlements with the aircraft lessors in an improved aircraft market.

In the fourth quarter of 2005, we recorded a gain of $106 million related to our sale of 9.1 million shares of Copa common stock in Copa's IPO. We also recorded special charges of $21 million consisting primarily of a non-cash settlement charge relating to lump-sum distributions from our defined benefit pension plans.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants during our two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears below.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Continental Airlines, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 24, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

February 24, 2006

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 6, 2006.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 6, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 6, 2006 and from Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 6, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 6, 2006.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Operations for each of the Three Years in the Period Ended
  December 31, 2005
  Consolidated Balance Sheets as of December 31, 2005 and 2004
  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
  December 31, 2005
  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2005
  Notes to Consolidated Financial Statements

  Financial Statement Schedules:

  Report of Independent Registered Public Accounting Firm
  Schedule II - Valuation and Qualifying Accounts

  The following separate financial statements of fifty-percent or less owned persons are incorporated by reference herein as described below:

  Exhibit 99.1 to this report, Copa Holdings, S.A.'s audited consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, is incorporated by reference into this Annual Report on Form 10-K as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons," financial statements required as part of this report. Copa Holdings, S.A.'s audited consolidated financial statements as of December 31, 2005 will be filed as an amendment to this report on or before June 30, 2006.

  Exhibit 99.2 to this report, ExpressJet Holdings, Inc.'s audited consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, is incorporated by reference into this Annual Report on Form 10-K as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons," financial statements required as part of this report.

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 24, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
February 24, 2006

CONTINENTAL AIRLINES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004, and 2003
(In millions)
	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Other Adjustments		Balance at End of Year

2005
Allowance for Doubtful Accounts	22	6	(13)	-		15
Allowance for Obsolescence	93	7	(16)	11		95
Valuation Allowance on Deferred Tax Asset	404	(9)	-	100	(a)	495
Environmental Reserves	50	-	(5)	-		45

2004
Allowance for Doubtful Accounts	19	11	(8)	-		22
Allowance for Obsolescence	98	11	(16)	-		93
Valuation Allowance on Deferred Tax Asset	219	120	-	65	(b)	404
Environmental Reserves	52	1	(3)	-		50

2003
Allowance for Doubtful Accounts	30	1	(12)	-		19
Allowance for Obsolescence	98	15	(5)	(10)	(c)	98
Valuation Allowance on Deferred Tax Asset	219	-	-	-		219
Valuation Allowance - Net Tax Agreement Obligations	384	-	-	(384)	(c)	-
Environmental Reserves	50	2	-	-		52

  Relates primarily to our final settlement with the Internal Revenue Service and the associated deferred tax reconciliation, as further discussed in Note 11 to our consolidated financial statements included in Item 8 of this report, and an increase in the minimum pension liability.
  Relates to increase in minimum pension liability.
  Relates to the deconsolidation of ExpressJet Holdings, Inc. on November 12, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 28, 2006.
Signature	Capacity

/s/ LAWRENCE W. KELLNER	Chairman and Chief Executive Officer
Lawrence W. Kellner	(Principal Executive Officer)

/s/ JEFFREY J. MISNER	Executive Vice President and
Jeffrey J. Misner	Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

THOMAS J. BARRACK, JR.*	Director
Thomas J. Barrack, Jr.

KIRBYJON CALDWELL*	Director
Kirbyjon Caldwell

DOUGLAS McCORKINDALE*	Director
Douglas McCorkindale

HENRY L. MEYER III*	Director
Henry L. Meyer III

OSCAR MUNOZ*	Director
Oscar Munoz

GEORGE G. C. PARKER*	Director
George G. C. Parker

/s/ JEFFERY A. SMISEK	Director
Jeffery A. Smisek

KAREN HASTIE WILLIAMS*	Director
Karen Hastie Williams

RONALD B. WOODARD*	Director
Ronald B. Woodard

CHARLES A. YAMARONE*	Director
Charles A. Yamarone

*By /s/ Jennifer L. Vogel

Jennifer L. Vogel
Attorney-in-fact
February 28, 2006

INDEX TO EXHIBITS OF
CONTINENTAL AIRLINES, INC.
3.1

Amended and Restated Certificate of Incorporation of Continental - incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2000 (File no. 1-10323) (the "2000 10-K").

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

3.1(b)	Certificate of Designation of Series B Preferred Stock - incorporated by reference to Exhibit 3.1(b) to the 2000 10-K.

3.1(c)

Corrected Certificate of Designations of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323) (the "2003 Q-1 10-Q").

3.2	Bylaws of Continental, as amended through February 26, 2003 - incorporated by reference to Exhibit 3.2 to the 2003 Q-1 10-Q.

4.1	Specimen Series B Preferred Stock Certificate of Continental - incorporated by reference to Exhibit 3.1(c) to the 2000 10-K.

4.2	Specimen Class B Common Stock Certificate of Continental - incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").

4.3

Amended and Restated Rights Agreement, dated as of November 15, 2000, between Continental and ChaseMellon Shareholder Services, LLC - incorporated by reference to Exhibit 99.11 to Continental's Current Report on Form 8-K dated November 15, 2000 (File no. 1-10323) (the "11/00 8-K").

4.3(a)	Form of Right Certificate, included as Exhibit B to Exhibit 4.3 - incorporated by reference to Exhibit 99.11 to the 11/00 8-K.

4.3(b)

Amendment to Amended and Restated Rights Agreement dated as of March 12, 2004 between Continental Airlines, Inc. and Mellon Investor Services LLC (as successor to ChaseMellon Shareholder Services, LLC) - incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 8-A/A filed March 17, 2004.

4.4

Warrant Agreement dated as of April 27, 1993, between Continental and Continental as warrant agent - incorporated by reference to Exhibit 4.7 to Continental's Current Report on Form 8-K, dated April 16, 1993 (File no. 1-10323). (No warrants remain outstanding under the agreement, but some of its terms are incorporated into Continental's stock option agreements.)

4.5

Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4)(iii)(A) of Regulation S-K.

10.1

Agreement of Lease dated as of January 11, 1985, between the Port Authority of New York and New Jersey and People Express, Inc., regarding Terminal C (the "Terminal C Lease") - incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K (File no. 0-9781) of People Express, Inc. for the year ended December 31, 1984.

10.1(a)

Assignment of Lease with Assumption and Consent dated as of August 15, 1987, among the Port Authority of New York and New Jersey, People Express Airlines, Inc. and Continental - incorporated by reference to Exhibit 10.2 to Continental's Annual Report on Form 10-K (File no. 1-8475) for the year ended December 31, 1987 (the "1987 10-K").

10.1(b)	Supplemental Agreement Nos. 1 through 6 to the Terminal C Lease - incorporated by reference to Exhibit 10.3 to the 1987 10-K.

10.1(c)

Supplemental Agreement No. 7 to the Terminal C Lease - incorporated by reference to Exhibit 10.4 to Continental's Annual Report on Form 10-K (File no. 1-10323) for the year ended December 31, 1988 (the "1988 10-K").

10.1(d)	Supplemental Agreements No. 8 through 11 to the Terminal C Lease - incorporated by reference to Exhibit 10.10 to the 1993 S-1.

10.1(e)

Supplemental Agreements No. 12 through 15 to the Terminal C Lease - incorporated by reference to Exhibit 10.2(d) to Continental's Annual Report on Form 10-K (File no. 1-10323) for the year ended December 31, 1995.

10.1(f)

Supplemental Agreement No. 16 to the Terminal C Lease - incorporated by reference to Exhibit 10.1(e) to Continental's Annual Report on Form 10-K for the year ended December 31, 1997 (File no. 1-10323) (the "1997 10-K").

10.1(g)

Supplemental Agreement No. 17 to the Terminal C Lease - incorporated by reference to Exhibit 10.1(f) to Continental's Annual Report on Form 10-K for the year ended December 31, 1999 (File no. 1-10323) (the "1999 10-K").

10.1(h)	Supplemental Agreement No. 18 to the Terminal C Lease - as incorporated by reference to Exhibit 10.5 to the 2003 Q-1 10-Q.

10.1(i)	Supplemental Agreement No. 19 to the Terminal C Lease - incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File no. 1-10323).

10.1(j)

Supplemental Agreement No. 20 - to the Terminal C Lease - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for quarter ended September 30, 2003 (File no. 1-10323) (the "2003 Q-3 10-Q").

10.1(k)

Supplemental Agreement No. 21 dated as of June 1, 2003 to Agreement of Lease between the Company and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-10323) (the "2005 Q-2 10-Q").

10.1(l)

Supplemental Agreement No. 22 - to the Terminal C Lease - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-10323) (the "2004 Q-1 10-Q").

10.1(m)	Supplemental Agreement No. 23 - to the Terminal C Lease. (3)

10.1(n)	Supplemental Agreement No. 24 - to the Terminal C Lease. (3)

10.2

Airport Use and Lease Agreement dated as of January 1, 1998 between Continental and the City of Houston, Texas ("Houston") regarding George Bush Intercontinental Airport - incorporated by reference to Exhibit 10.30 to Continental's Annual Report on Form 10-K for the year ended December 31, 1998 (File no. 1-1-323) (the "1998 10-K").

10.2(a)

Special Facilities Lease Agreement dated as of March 1, 1997 between Continental and Houston regarding an automated people mover project at Bush Intercontinental - incorporated by reference to Exhibit 10.30(a) to the 1998 10-K.

10.2(b)

Amended and Restated Special Facilities Lease Agreement dated as of December 1, 1998 by and between Continental and Houston regarding certain terminal improvements projects at Bush Intercontinental - incorporated by reference to Exhibit 10.30(b) to the 1998 10-K.

10.2(c)

Amended and Restated Special Facilities Lease Agreement dated December 1, 1998 by and between Continental and Houston regarding certain airport improvement projects at Bush Intercontinental - incorporated by reference to Exhibit 10.30(c) to the 1998 10-K.

10.2(d)

Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001 between Continental and Houston regarding Bush Intercontinental - incorporated by reference to Exhibit 10.8 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File no. 1-10323) (the "2001 Q-3 10-Q").

10.2(e)

Supplement to Terminal E Lease and Special Facilities Lease Agreement dated as of August 1, 2001 - incorporated by reference to Exhibit 10.2(e) to Continental's Annual Report on Form 10-K for the year ended December 31, 2002 (File no. 1-10323) (the "2002 10-K").

10.3

Agreement and Lease dated as of May 1987, as supplemented, between Continental and the City of Cleveland, Ohio ("Cleveland") regarding Hopkins International Airport - incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File no. 1-10323).

10.3(a)

Special Facilities Lease Agreement dated as of October 24, 1997 by and between Continental and Cleveland regarding certain concourse expansion projects at Hopkins International (the "1997 SFLA") - incorporated by reference to Exhibit 10.31(a) to the 1998 10-K.

10.3(b)

First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1997 SFLA - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File no. 1-10323) (the "1999 Q-1 10-Q").

10.3(c)

Special Facilities Lease Agreement dated as of December 1, 1989 by and between Continental and Cleveland regarding Hopkins International (the "1989 SFLA") - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File no. 1-10323) (the "1999 Q-3 10-Q").

10.3(d)	First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA - incorporated by reference to Exhibit 10.1(a) to the 1999 Q-3 10-Q.

10.3(e)	Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA - incorporated by reference to Exhibit 10.1(b) to the 1999 Q-3 10-Q.

10.3(f)	Amendment No. 1, dated January 1, 2006, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport. (3)

10.4*	Employment Agreement dated as of April 14, 2004 between the Company and Lawrence W. Kellner - incorporated by reference to Exhibit 10.16 to the 2004 Q-1 10-Q.

10.4(a)*

Compensation Reduction Agreement for Lawrence W. Kellner dated December 22, 2004 - incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated December 22, 2004 (File no. 1-10323) (the "12/04 8-K").

10.4(b)*

Amendment to Compensation Reduction Agreement for Lawrence W. Kellner dated February 15, 2005 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-10323) (the "2005 Q-1 10-Q").

10.5*

Employment Agreement dated as of August 12, 2004 between the Company and Jeffery A. Smisek - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-10323) (the "2004 Q-3 10-Q").

10.5(a)*	Compensation Reduction Agreement for Jeffery A. Smisek dated December 22, 2004 - incorporated by reference to Exhibit 99.2 to the 12/04 8-K.

10.5(b)*	Amendment to Compensation Reduction Agreement for Jeffery A. Smisek dated February 15, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-1 10-Q.

10.6*

Employment Agreement dated as of August 12, 2004 between the Company and Jeffrey J. Misner - incorporated by reference to Exhibit 10.6 to Continental's Annual Report on Form 10-K for the year ended December 31, 2004 (File no. 1-10323) (the "2004 10-K").

10.6(a)*	Compensation Reduction Agreement for Jeffrey J. Misner dated December 22, 2004 - incorporated by reference to Exhibit 10.6(a) to the 2004 10-K.

10.6(b)*	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005 - incorporated by reference to Exhibit 10.3 to the 2005 Q-1 10-Q.

10.7*	Employment Agreement dated as of August 12, 2004 between the Company and Mark J. Moran. (3)

10.7(a)*	Compensation Reduction Agreement for Mark J. Moran dated December 22, 2004. (3)

10.7(b)*	Amendment to Compensation Reduction Agreement for Mark J. Moran dated February 15, 2005. (3)

10.8*	Employment Agreement dated as of August 12, 2004 between the Company and James E. Compton - incorporated by reference to Exhibit 10.8 to the 2004 10-K.

10.8(a)*	Compensation Reduction Agreement for James E. Compton dated December 22, 2004 - incorporated by reference to Exhibit 10.8(a) to the 2004 10-K.

10.8(b)*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005 - incorporated by reference to Exhibit 10.4 to the 2005 Q-1 10-Q.

10.9*	Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 33-81324).

10.9(a)*	Form of Employee Stock Option Grant pursuant to the 1994 Incentive Plan - incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.9(b)*	Form of Outside Director Stock Option Grant pursuant to the 1994 Incentive Plan - incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.10*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.10(a)*	Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.10(b)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.10(c)*

Form of Restricted Stock Agreement pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.9 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-10323) (the "2002 Q-2 10-Q").

10.11*	Amendment and Restatement of the 1994 Incentive Plan and the 1997 Incentive Plan - incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.12*	Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297).

10.12(a)*

Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 1-10323) (the "2001 Q-2 10-Q").

10.12(b)*	Form of Employee Stock Option Grant pursuant to the 1998 Incentive Plan, as amended - incorporated by reference to Exhibit 10.2 to the 2001 Q-3 10-Q.

10.12(c)*	Form of Restricted Stock Agreement pursuant to the 1998 Incentive Plan - incorporated by reference to Exhibit 10.10 to the 2002 Q-2 10-Q.

10.12(d)*	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan - incorporated by reference to Exhibit 10.5 to the 2004 Q-1 10-Q.

10.13*

Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") - incorporated by reference to Exhibit 10.1 to Continental's  Quarterly  Report on Form 10-Q for the quarter ended March 31, 2002 (File no.  1-10323) (the "2002 Q-1 10-Q").

10.13(a)*	Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.13(b)*	Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.13(c)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.13(d)*	Amendment to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.14*	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended - incorporated by reference to Exhibit 10.7(a) to the 2001 Q-3 10-Q.

10.14(a)*	Form of Officer Retention and Incentive Award Notice - incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.14(b)*	Amendment to Officer Retention and Incentive Award Program, effective as of March 12, 2004 - incorporated by reference to Exhibit 10.9 to the 2004 Q-1 10-Q.

10.14(c)*	Second Amendment to Officer Retention and Incentive Award Program, dated February 11, 2005 - incorporated by reference to Exhibit 10.7 to the 2005 Q-1 10-Q.

10.15*	Amended and Restated Annual Executive Bonus Program. (3)

10.15(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Amended and Restated Annual Executive Bonus Program. (3)

10.16*	Continental Airlines, Inc. Long-Term Incentive and RSU Program - as incorporated by reference to Exhibit 10.11 to the 2004 Q-1 10-Q.

10.16(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (RSU Awards) - incorporated by reference to Exhibit 10.11(a) to the 2004 Q-1 10-Q.

10.16(b)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award). (3)

10.16(c)*	Previous Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) -- incorporated by reference to Exhibit 10.11(b) to the 2004 Q-1 10-Q.

10.16(d)*	First Amendment to Long-Term Incentive and RSU Program, dated November 30, 2004 - incorporated by reference to Exhibit 10.18(c) to the 2004 10-K.

10.17*	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan - incorporated by reference to Exhibit 10.8 to the 2005 Q-1 10-Q.

10.18*	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan - incorporated by reference to Exhibit 10.9 to the 2005 Q-1 10-Q

10.19*	Summary of Non-Employee Director compensation - incorporated by reference to Exhibit 10.19 to the 2004 10-K.

10.20*	Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors - incorporated by reference to Exhibit 10.18 to the 2000 10-K.

10.21

Credit and Guaranty Agreement dated as of June 1, 2005 among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital Inc., as administrative agent, and the lenders party thereto - incorporated by reference to Exhibit 10.2 to the 2005 Q-2 10-Q. (2)

10.22

Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") - incorporated by reference to Exhibit 10.8 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File no. 1-10323) (the "1996 Q-2 10-Q). (1)

10.22(a)

Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 - incorporated by reference to Exhibit 10.14(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 1-1-323) (the "1996 10-K"). (1)

10.22(b)

Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 - incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 1-10323) (the "1997 Q1 10-Q"). (1)

10.22(c)	Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 - incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.22(d)	Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 - incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.22(e)

Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 1-10323). (1)

10.22(f)

Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-10323) (the "1998 Q-3 10-Q). (1)

10.22(g)	Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 - incorporated by reference to Exhibit 10.24(g) to the 1998 10-K. (1)

10.22(h)	Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 - incorporated by reference to Exhibit 10.24(h) to the 1998 10-K. (1)

10.22(i)

Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-10323). (1)

10.22(j)	Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 - incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.22(k)	Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 - incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.22(l)

Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated March 14, 1999 - incorporated by reference to Exhibit 10.4(a) to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File no. 1-10323) (the "1999 Q-2 10-Q"). (1)

10.22(m)	Supplemental Agreement No. 12, including side letters, to P.A. 1951, dated July 2, 1999 - incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (1)

10.22(n)	Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999 - incorporated by reference to Exhibit 10.25(n) to the 1999 10-K. (1)

10.22(o)	Supplemental Agreement No. 14 to P.A. 1951, dated December 13, 1999 - incorporated by reference to Exhibit 10.25(o) to the 1999 10-K. (1)

10.22(p)

Supplemental Agreement No. 15, including side letters, to P.A. 1951, dated January 13, 2000 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 1-10323) (the "2000 Q-1 10-Q"). (1)

10.22(q)	Supplemental Agreement No. 16, including side letters, to P.A. 1951, dated March 17, 2000 - incorporated by reference to the 2000 Q-1 10-Q. (1)

10.22(r)

Supplemental Agreement No. 17, including side letters, to P.A. 1951, dated May 16, 2000 - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 1-10323). (1)

10.22(s)

Supplemental Agreement No. 18, including side letters, to P.A. 1951, dated September 11, 2000 - incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323). (1)

10.22(t)	Supplemental Agreement No. 19, including side letters, to P.A. 1951, dated October 31, 2000 - incorporated by reference to Exhibit 10.20(t) to the 2000 10-K. (1)

10.22(u)	Supplemental Agreement No. 20, including side letters, to P.A. 1951, dated December 21, 2000 - incorporated by reference to Exhibit 10.20(u) to the 2000 10-K. (1)

10.22(v)

Supplemental Agreement No. 21, including side letters, to P.A. 1951, dated March 30, 2001 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File no. 1-10323) (the "2001 Q-1 10-Q"). (1)

10.22(w)	Supplemental Agreement No. 22, including side letters, to P.A. 1951, dated May 23, 2001 - incorporated by reference to Exhibit 10.3 to the 2001 Q-2 10-Q. (1)

10.22(x)	Supplemental Agreement No. 23, including side letters, to P.A. 1951, dated June 29, 2001 - incorporated by reference to Exhibit 10.4 to the 2001 Q-2 10-Q. (1)

10.22(y)	Supplemental Agreement No. 24, including side letters, to P.A. 1951, dated August 31, 2001 - incorporated by reference to Exhibit 10.11 to the 2001 Q-3 10-Q. (1)

10.22(z)	Supplemental Agreement No. 25, including side letters, to P.A. 1951, dated December 31, 2001 - incorporated by reference to Exhibit 10.22(z) to the 2001 10-K. (1)

10.22(aa)	Supplemental Agreement No. 26, including side letters, to P.A. 1951, dated March 29, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.22(ab)	Supplemental Agreement No. 27, including side letters, to P.A. 1951, dated November 6, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.22(ac)	Supplemental Agreement No. 28, including side letters, to P.A. 1951, dated April 1, 2003 - incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q. (1)

10.22(ad)	Supplemental Agreement No. 29, including side letters, to P.A. 1951, dated August 19, 2003 - incorporated by reference to Exhibit 10.2 to the 2003 Q-3 10-Q. (1)

10.22(ae)

Supplemental Agreement No. 30 to P.A. 1951, dated as of November 4, 2003 - incorporated by reference to Exhibit 10.23(ae) to Continental's Annual Report on Form 10-K for the year ended December 31, 2003 (File no. 1-10323) (the "2003 10-K"). (1)

10.22(af)	Supplemental Agreement No. 31 to P.A. 1951, dated as of August 20, 2004 - incorporated by reference to Exhibit 10.4 to the 2004 Q-3 10-Q. (1)

10.22(ag)	Supplemental Agreement No. 32 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ag) to the 2004 10-K. (2)

10.22(ah)	Supplemental Agreement No. 33 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ah) to the 2004 10-K. (2)

10.22(ai)	Supplemental Agreement No. 34 dated June 22, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2005 Q-2 10-Q. (2)

10.22(aj)	Supplemental Agreement No. 35 dated June 30, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2005 Q-2 10-Q. (2)

10.22(ak)

Supplemental Agreement No. 36 dated July 28, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-10323) (the "2005 Q-3 10-Q"). (2)

10.23	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 - incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.23(a)

Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company - incorporated by reference to Exhibit 10.15(a) to the 1997 10-K. (1)

10.24

Purchase Agreement No. 2060, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 767 aircraft ("P.A. 2060") - incorporated by reference to Exhibit 10.16 to the 1997 10-K. (1)

10.24(a)	Supplemental Agreement No. 1 to P.A. 2060 dated December 18, 1997 - incorporated by reference to Exhibit 10.16(a) to the 1997 10-K. (1)

10.24(b)	Supplemental Agreement No. 2 to P.A. 2060 dated June 8, 1999 - incorporated by reference to Exhibit 10.8 to the 1999 Q-2 10-Q. (1)

10.24(c)	Supplemental Agreement No. 3 to P.A. 2060 dated October 31, 2000 - incorporated by reference to Exhibit 10.22(c) to the 2000 10-K. (1)

10.24(d)	Supplemental Agreement No. 4 to P.A. 2060 dated December 1, 2000 - incorporated by reference to Exhibit 10.22(d) to the 2000 10-K. (1)

10.24(e)	Supplemental Agreement No. 5 to P.A. 2060, dated February 14, 2001 - incorporated by reference to Exhibit 10.2 to the 2001 Q-1 10-Q. (1)

10.24(f)	Supplemental Agreement No. 6 to P.A. 2060, dated July 11, 2001 - incorporated by reference to Exhibit 10.12 to the 2001 Q-3 10-Q. (1)

10.24(g)	Supplemental Agreement No. 7 to P.A. 2060, dated August 31, 2001 - incorporated by reference to Exhibit 10.13 to the 2001 Q-3 10-Q. (1)

10.24(h)	Supplemental Agreement No. 8 to P.A. 2060, dated December 31, 2001 - incorporated by reference to Exhibit 10.24(h) to the 2001 10-K. (1)

10.24(i)

Supplemental Agreement No. 9 to P.A. 2060, dated August 5, 2002 - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report for the quarter ended September 30, 2002 (File no. 1-10323) (the "2002 Q-3 10-Q"). (1)

10.25

Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") - incorporated by reference to Exhibit 10.17 to the 1997 10-K. (1)

10.25(a)	Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 - incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.25(b)	Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 - incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.25(c)	Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 - incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.25(d)	Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 - incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.25(e)	Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 - incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.25(f)	Supplemental Agreement No. 6 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.25(g)	Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 - incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.25(h)	Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 - incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.25(i)	Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.25(j)	Supplemental Agreement No. 10 to P.A. 2061, dated November 4, 2003 - incorporated by reference to Exhibit 10.26(j) to the 2003 10-K. (1)

10.25(k)	Supplemental Agreement No. 11 to P.A. 2061, dated July 28, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-3 10-Q. (2)

10.26	Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 - incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.27

Purchase Agreement No. 2484, including exhibits and side letters, between the Company and Boeing, dated December 29, 2004, relating to the purchase of Boeing 7E7 aircraft (now known as 787 aircraft) ("P.A. 2484") - incorporated by reference to Exhibit 10.27 to the 2004 10-K. (2)

10.27(a)	Supplemental Agreement No. 1 to P.A. 2484, dated June 30, 2005 - incorporated by reference to Exhibit 10.5 to the 2005 Q-2 10-Q. (2)

10.27(b)	Supplemental Agreement No. 2, including exhibits and side letters, to P.A. 2484, dated January 20, 2006. (2)(3)

10.28	Letter Agreement 6-1162-MSA-576 between Boeing and the Company, dated February 28, 2005 - incorporated by reference to Exhibit 10.10 to the 2005 Q-1 10-Q.

10.29	Letter Agreement dated December 29, 2004 between the Company and Boeing Capital Corporation relating to the lease of 757-300 aircraft - incorporated by reference to Exhibit 10.28 to the 2004 10-K. (2)

10.29(a)	Letter Agreement between Boeing Capital Corporation and the Company dated February 28, 2005 - incorporated by reference to Exhibit 10.11 to the 2005 Q-1 10-Q. (2)

10.29(b)

Letter Agreement between Boeing Capital Corporation and the Company dated March 31, 2005 amending letter agreement dated December 29, 2004 - incorporated by reference to Exhibit 10.12 to the 2005 Q-1 10-Q.

10.30

Amended and Restated Letter Agreement No. 11 between Continental and General Electric Company, dated August 8, 2005, relating to certain long-term engine purchase commitments of Continental - incorporated by reference to Exhibit 10.3 to the 2005 Q-3 10-Q. (2)

10.31

Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. - incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

10.32

Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002 - incorporated by reference to Exhibit 10.11 to the 2002 Q-2 10-Q. (1)

10.32(a)

First Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003 - incorporated by reference to Exhibit 10.1 to the 2003 Q-1 10-Q.

10.32(b)

Second Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of December 9, 2003 - incorporated by reference to Exhibit 10.32(b) to the 2003 10-K. (1)

10.32(c)

Third Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of September 28, 2004 - incorporated by reference to Exhibit 10.5 to the 2004 Q-3 10-Q.

10.32(d)

Fourth Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of March 11, 2005 - incorporated by reference to Exhibit 10.13 to the 2005 Q-1 10-Q. (2)

10.32(e)	Notice of Withdrawal - incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated December 28, 2005 (File no. 1-10323).

10.33

Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. ("Embraer") and ExpressJet Airlines, Inc. (successor in interest to Continental Express, Inc.) ("ExpressJet") dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") - incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer's Form F-1 Registration Statement (No. 333-12220) (the "Embraer F-1"). (1)

10.33(a)	Amendment No. 1 to P.A. 3/96 dated September 26, 1996 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(b)	Amendment No. 2 to P.A. 3/96 dated May 22, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(c)	Amendment No. 3 to P.A. 3/96 dated August 20, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(d)	Amendment No. 4 to P.A. 3/96 dated October 1, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(e)	Amendment No. 5 to P.A. 3/96 dated November 12, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(f)	Amendment No. 6 to P.A. 3/96 dated August 19, 1998 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(g)	Amendment No. 7 to P.A. 3/96 dated February 19, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(h)	Amendment No. 8 to P.A. 3/96 dated March 31, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(i)	Amendment No. 9 to P.A. 3/96 dated October 29, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(j)	Amendment No. 10 to P.A. 3/96 dated October 20, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(k)	Amendment No. 11 to P.A. 3/96 dated December 15, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(l)	Amendment No. 12 to P.A. 3/96 dated February 18, 2000 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(m)	Amendment No. 13 to P.A. 3/96 dated April 28, 2000 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(n)	Amendment No. 14 to P.A. 3/96 dated April 28, 2000 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(o)	Amendment No. 15 to P.A. 3/96 dated July 25, 2000 - incorporated by reference to Exhibit 10.33(o) to the 2000 10-K. (1)

10.33(p)	Amendment No. 16 to P.A. 3/96 dated July 24, 2000 - incorporated by reference to Exhibit 10.33(p) to the 2000 10-K. (1)

10.33(q)	Amendment No. 17 to P.A. 3/96 dated November 7, 2000 - incorporated by reference to Exhibit 10.33(q) to the 2000 10-K. (1)

10.33(r)	Amendment No. 18 to P.A. 3/96 dated November 17, 2000 - incorporated by reference to Exhibit 10.33(r) to the 2000 10-K. (1)

10.33(s)	Amendment No. 19 to P.A. 3/96 dated July 31, 2001 - incorporated by reference to Exhibit 10.35(s) to the 2001 10-K. (1)

10.33(t)	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 - incorporated by reference to Exhibit 10.35(t) to the 2001 10-K. (1)

10.33(u)	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 - incorporated by reference to Exhibit 10.35(u) to the 2001 10-K. (1)

10.33(v)	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 - incorporated by reference to Exhibit 10.35(v) to the 2001 10-K. (1)

10.33(w)	Amendment No. 23 to P.A. 3/96 dated February 28, 2002 - incorporated by reference to Exhibit 10.6 to the 2002 Q-1 10-Q. (1)

10.33(x)	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 - incorporated by reference to Exhibit 10.7 to the 2002 Q-1 10-Q. (1)

10.33(y)	Amendment No. 25 to P.A. 3/96 dated July 9, 2002 - incorporated by reference to Exhibit 10.3 to the 2002 Q-3 10-Q. (1)

10.33(z)	Amendment No. 26 to P.A. 3/96 dated August 30, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.33(aa)	Amendment No. 27 to P.A. 3/96 dated December 28, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.33(ab)	Amendment No. 28 to P.A. 3/96 dated February 20, 2003 - as incorporated by reference to Exhibit 10.7 to the 2003 Q-1 10-Q. (1)

10.33(ac)	Amendment No.29 to P.A. 3/96 dated February 26, 2003 - as incorporated by reference to Exhibit 10.8 to the 2003 Q-1 10-Q.

10.33(ad)	Amendment No. 30 to P.A. 3/96 dated January 12, 2004 - as incorporated by reference to Exhibit 10.2 to the 2004 Q-1 10-Q. (1)

10.33(ae)	Amendment No. 31 to P.A. 3/96 dated March 16, 2004 - as incorporated by reference to Exhibit 10.3 to the 2004 Q-1 10-Q. (1)

10.33(af)	Amendment No. 32 to P.A. 3/96 dated May 31, 2005 - as incorporated by reference to Exhibit 10.6 to the 2005 Q-2 10-Q. (2)

10.33(ag)	Amendment No. 33 to P.A. 3/96 dated December 1, 2005. (2) (3)

10.34	Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet ("L.A. 4/96") - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.34(a)	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 - incorporated by reference to Exhibit 10.34(a) to the 2000 10-K.

10.34(b)

Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated August 31, 1996 between Embraer and ExpressJet - incorporated by reference to Exhibit 10.34(b) to the 2000 10-K. (1)

10.34(c)

Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and ExpressJet - incorporated by reference to Exhibit 10.36(c) to the 2001 10-K. (1)

10.34(d)	Amendment No. 4 to L.A. 4/96 dated January 12, 2004 - incorporated by reference to Exhibit 10.4 to the 2004 Q-1 10-Q. (1)

10.35	Letter of Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, ExpressJet and Embraer ("L.A. 4A/96") - incorporated by reference to Exhibit 10.3 to the Embraer F-1.

10.36	Letter Agreement DCT 059/2000 dated October 27, 2000 between ExpressJet and Embraer - incorporated by reference to Exhibit 10.36 to the 2000 10-K. (1)

10.37	Letter of Agreement DCT-055/98 dated December 23, 1998 between ExpressJet and Embraer ("L.A. 55/98") - incorporated by reference to Exhibit 10.38 to the 2000 10-K. (1)

10.37(a)	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 - incorporated by reference to Exhibit 10.38(a) to the 2000 10-K. (1)

10.38	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, ExpressJet and Embraer ("L.A. 135") - incorporated by reference to Exhibit 10.39 to the 2000 10-K. (1)

10.38(a)	Amendment No. 1 to L.A. 135 - incorporated by reference to Exhibit 10.39(a) to the 2000 10-K. (1)

10.38(b)	Amendment No. 2 to L.A. 135 - incorporated by reference to Exhibit 10.39(b) to the 2000 10-K. (1)

10.38(c)	Amendment No. 3 to L.A. 135 dated October 27, 2000 - incorporated by reference to Exhibit 10.39(c) to the 2000 10-K. (1)

10.39	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and ExpressJet - incorporated by reference to Exhibit 10.40 to the 2000 10-K. (1)

10.40

Agreement between the Company and the United States of America, acting through the Transportation Security Administration, dated May 7, 2003 - incorporated by reference to Exhibit 10.1 to the 2003 Q-2 10-Q.

21.1	List of Subsidiaries of Continental. (3)

23.1	Consent of Ernst & Young LLP. (3)

23.2	Consent of Ernst & Young LLP. (3)

24.1	Powers of attorney executed by certain directors and officers of Continental. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (3)

32	Section 1350 Certifications. (4)

99.1	Copa Holdings, S.A.'s audited consolidated financial statements for the fiscal years ended December 31, 2004 and 2003. (5)

99.2	ExpressJet Holdings, Inc.'s audited consolidated financial statements for the fiscal years ended December 31, 2005 and 2004.

______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.
  Furnished herewith.
  Copa Holdings, S.A.'s audited consolidated financial statements as of December 31, 2005 will be filed as an amendment to this report on or before June 30, 2006.