Form 10-K/A
period 2005-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2006-03-13
CIK 319687

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

Class B Common Stock, $0.01 par value per share                    86,848,955 shares

__________________
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 6, 2006: PART III

AMENDMENT NO. 1 OVERVIEW

We are filing Amendment No. 1 (this "Amendment") to the Continental Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"), which was originally filed on February 28, 2006, to amend Part IV, Item 15 of our 2005 Form 10-K for the sole purpose of amending and restating (1) the Index to Exhibits and (2) Exhibit 23.1, Consent of Ernst & Young LLP ("Ernst & Young").

Exhibit 23.1 to our 2005 Form 10-K inadvertently included an erroneous reference to February 22, 2006 as the date of Ernst & Young's reports with respect to (1) the consolidated financial statements and schedule of Continental Airlines, Inc., (2) the assessment by our management of the effectiveness of our internal control over financial reporting and (3) the effectiveness of our internal control over financial reporting. The revised Exhibit 23.1 now refers to the correct date of February 24, 2006.

In addition, Exhibit 23.1 to our 2005 Form 10-K inadvertently failed to include a consent to the incorporation by reference of Ernst & Young's report on (1) the assessment by the management of ExpressJet Holdings, Inc. ("ExpressJet") of the effectiveness of its internal control over financial reporting and (2) the effectiveness of ExpressJet's internal control over financial reporting, which is included in Exhibit 99.2 of the original filing. The revised Exhibit 23.1 now includes such a consent.

No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of our 2005 Form 10-K. This Amendment does not reflect events occurring after February 28, 2006, the date of the original filing of our 2005 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  The following financial statements were previously included in Item 8. "Financial Statements and Supplementary Data" to our 2005 Form 10-K, originally filed on February 28, 2006:

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

  Notes to Consolidated Financial Statements

  Financial Statement Schedules:

  Report of Independent Registered Public Accounting Firm
  Schedule II - Valuation and Qualifying Accounts

  The following separate financial statements of fifty-percent or less owned persons were incorporated by reference in Item 15. "Exhibits and Financial Statement Schedules" to our 2005 Form 10-K, originally filed on February 28, 2006, as described below:

  Copa Holdings, S.A.'s audited consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, filed as Exhibit 99.1 to our 2005 Form 10-K, were incorporated by reference into such report as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons," financial statements required as part of such report.

  ExpressJet Holdings Inc.'s audited consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, filed as Exhibit 99.2 to our 2005 Form 10-K, were incorporated by reference into such report as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons," financial statements required as part of such report. Copa Holdings, S.A.'s audited consolidated financial statements as of December 31, 2005 will be filed as an amendment to our 2005 Form 10-K on or before June 30, 2006.

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

Date:  March 13, 2006

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

4.5

Continental hereby agrees to furnish to the Commission, upon request, copies of certain instruments defining the rights of holders of long-term debt of the kind described in Item 601(b)(4) (iii)(A) of Regulation S-K.

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

10.1(m)**	Supplemental Agreement No. 23 - to the Terminal C Lease.

10.1(n)**	Supplemental Agreement No. 24 - to the Terminal C Lease.

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

10.3(d)	First Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA - incorporated by reference to Exhibit 10.1(a) to the 1999 Q-3 10-Q.

10.3(e)	Second Supplemental Special Facilities Lease Agreement dated as of March 1, 1998, and relating to the 1989 SFLA - incorporated by reference to Exhibit 10.1(b) to the 1999 Q-3 10-Q.

10.3(f)**	Amendment No. 1, dated January 1, 2006, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport.

10.4*	Employment Agreement dated as of April 14, 2004 between the Company and Lawrence W. Kellner - incorporated by reference to Exhibit 10.16 to the 2004 Q-1 10-Q.

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

10.6(a)*	Compensation Reduction Agreement for Jeffrey J. Misner dated December 22, 2004 - incorporated by reference to Exhibit 10.6(a) to the 2004 10-K.

10.6(b)*	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005 - incorporated by reference to Exhibit 10.3 to the 2005 Q-1 10-Q.

10.7*,**	Employment Agreement dated as of August 12, 2004 between the Company and Mark J. Moran.

10.7(a)*,**	Compensation Reduction Agreement for Mark J. Moran dated December 22, 2004.

10.7(b)*,**	Amendment to Compensation Reduction Agreement for Mark J. Moran dated February 15, 2005.

10.8*	Employment Agreement dated as of August 12, 2004 between the Company and James E. Compton - incorporated by reference to Exhibit 10.8 to the 2004 10-K.

10.8(a)*	Compensation Reduction Agreement for James E. Compton dated December 22, 2004 - incorporated by reference to Exhibit 10.8(a) to the 2004 10-K.

10.8(b)*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005 - incorporated by reference to Exhibit 10.4 to the 2005 Q-1 10-Q.

10.9*	Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 33-81324).

10.9(a)*	Form of Employee Stock Option Grant pursuant to the 1994 Incentive Plan - incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.9(b)*	Form of Outside Director Stock Option Grant pursuant to the 1994 Incentive Plan - incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.10*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.10(a)*	Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.10(b)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

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

10.13(a)*	Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.13(b)*	Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.13(c)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.13(d)*	Amendment to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.14*	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended - incorporated by reference to Exhibit 10.7(a) to the 2001 Q-3 10-Q.

10.14(a)*	Form of Officer Retention and Incentive Award Notice - incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.14(b)*	Amendment to Officer Retention and Incentive Award Program, effective as of March 12, 2004 - incorporated by reference to Exhibit 10.9 to the 2004 Q-1 10-Q.

10.14(c)*	Second Amendment to Officer Retention and Incentive Award Program, dated February 11, 2005 - incorporated by reference to Exhibit 10.7 to the 2005 Q-1 10-Q.

10.15*,**	Amended and Restated Annual Executive Bonus Program.

10.15(a)*,**	Form of Award Notice pursuant to Continental Airlines, Inc. Amended and Restated Annual Executive Bonus Program.

10.16*	Continental Airlines, Inc. Long-Term Incentive and RSU Program - as incorporated by reference to Exhibit 10.11 to the 2004 Q-1 10-Q.

10.16(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (RSU Awards) - incorporated by reference to Exhibit 10.11(a) to the 2004 Q-1 10-Q.

10.16(b)*,**	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award).

10.16(c)*	Previous Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) -- incorporated by reference to Exhibit 10.11(b) to the 2004 Q-1 10-Q.

10.16(d)*	First Amendment to Long-Term Incentive and RSU Program, dated November 30, 2004 - incorporated by reference to Exhibit 10.18(c) to the 2004 10-K.

10.17*	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan - incorporated by reference to Exhibit 10.8 to the 2005 Q-1 10-Q.

10.18*	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan - incorporated by reference to Exhibit 10.9 to the 2005 Q-1 10-Q

10.19*	Summary of Non-Employee Director compensation - incorporated by reference to Exhibit 10.19 to the 2004 10-K.

10.20*	Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors - incorporated by reference to Exhibit 10.18 to the 2000 10-K.

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

10.27(a)	Supplemental Agreement No. 1 to P.A. 2484, dated June 30, 2005 - incorporated by reference to Exhibit 10.5 to the 2005 Q-2 10-Q. (2)

10.27(b)**	Supplemental Agreement No. 2, including exhibits and side letters, to P.A. 2484, dated January 20, 2006. (2)

10.28	Letter Agreement 6-1162-MSA-576 between Boeing and the Company, dated February 28, 2005 - incorporated by reference to Exhibit 10.10 to the 2005 Q-1 10-Q.

10.29	Letter Agreement dated December 29, 2004 between the Company and Boeing Capital Corporation relating to the lease of 757-300 aircraft - incorporated by reference to Exhibit 10.28 to the 2004 10-K. (2)

10.29(a)	Letter Agreement between Boeing Capital Corporation and the Company dated February 28, 2005 - incorporated by reference to Exhibit 10.11 to the 2005 Q-1 10-Q. (2)

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

10.33(a)	Amendment No. 1 to P.A. 3/96 dated September 26, 1996 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(b)	Amendment No. 2 to P.A. 3/96 dated May 22, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(c)	Amendment No. 3 to P.A. 3/96 dated August 20, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(d)	Amendment No. 4 to P.A. 3/96 dated October 1, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(e)	Amendment No. 5 to P.A. 3/96 dated November 12, 1997 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(f)	Amendment No. 6 to P.A. 3/96 dated August 19, 1998 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(g)	Amendment No. 7 to P.A. 3/96 dated February 19, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(h)	Amendment No. 8 to P.A. 3/96 dated March 31, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(i)	Amendment No. 9 to P.A. 3/96 dated October 29, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(j)	Amendment No. 10 to P.A. 3/96 dated October 20, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(k)	Amendment No. 11 to P.A. 3/96 dated December 15, 1999 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(l)	Amendment No. 12 to P.A. 3/96 dated February 18, 2000 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(m)	Amendment No. 13 to P.A. 3/96 dated April 28, 2000 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(n)	Amendment No. 14 to P.A. 3/96 dated April 28, 2000 - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.33(o)	Amendment No. 15 to P.A. 3/96 dated July 25, 2000 - incorporated by reference to Exhibit 10.33(o) to the 2000 10-K. (1)

10.33(p)	Amendment No. 16 to P.A. 3/96 dated July 24, 2000 - incorporated by reference to Exhibit 10.33(p) to the 2000 10-K. (1)

10.33(q)	Amendment No. 17 to P.A. 3/96 dated November 7, 2000 - incorporated by reference to Exhibit 10.33(q) to the 2000 10-K. (1)

10.33(r)	Amendment No. 18 to P.A. 3/96 dated November 17, 2000 - incorporated by reference to Exhibit 10.33(r) to the 2000 10-K. (1)

10.33(s)	Amendment No. 19 to P.A. 3/96 dated July 31, 2001 - incorporated by reference to Exhibit 10.35(s) to the 2001 10-K. (1)

10.33(t)	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 - incorporated by reference to Exhibit 10.35(t) to the 2001 10-K. (1)

10.33(u)	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 - incorporated by reference to Exhibit 10.35(u) to the 2001 10-K. (1)

10.33(v)	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 - incorporated by reference to Exhibit 10.35(v) to the 2001 10-K. (1)

10.33(w)	Amendment No. 23 to P.A. 3/96 dated February 28, 2002 - incorporated by reference to Exhibit 10.6 to the 2002 Q-1 10-Q. (1)

10.33(x)	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 - incorporated by reference to Exhibit 10.7 to the 2002 Q-1 10-Q. (1)

10.33(y)	Amendment No. 25 to P.A. 3/96 dated July 9, 2002 - incorporated by reference to Exhibit 10.3 to the 2002 Q-3 10-Q. (1)

10.33(z)	Amendment No. 26 to P.A. 3/96 dated August 30, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.33(aa)	Amendment No. 27 to P.A. 3/96 dated December 28, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-3 10-Q. (1)

10.33(ab)	Amendment No. 28 to P.A. 3/96 dated February 20, 2003 - as incorporated by reference to Exhibit 10.7 to the 2003 Q-1 10-Q. (1)

10.33(ac)	Amendment No.29 to P.A. 3/96 dated February 26, 2003 - as incorporated by reference to Exhibit 10.8 to the 2003 Q-1 10-Q.

10.33(ad)	Amendment No. 30 to P.A. 3/96 dated January 12, 2004 - as incorporated by reference to Exhibit 10.2 to the 2004 Q-1 10-Q. (1)

10.33(ae)	Amendment No. 31 to P.A. 3/96 dated March 16, 2004 - as incorporated by reference to Exhibit 10.3 to the 2004 Q-1 10-Q. (1)

10.33(af)	Amendment No. 32 to P.A. 3/96 dated May 31, 2005 - as incorporated by reference to Exhibit 10.6 to the 2005 Q-2 10-Q. (2)

10.33(ag)**	Amendment No. 33 to P.A. 3/96 dated December 1, 2005. (2)

10.34	Letter of Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and ExpressJet ("L.A. 4/96") - incorporated by reference to Exhibit 10.3 to the Embraer F-1. (1)

10.34(a)	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 - incorporated by reference to Exhibit 10.34(a) to the 2000 10-K.

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

21.1**	List of Subsidiaries of Continental.

23.1	Consent of Ernst & Young LLP. (3)

23.2**	Consent of Ernst & Young LLP.

24.1**	Powers of attorney executed by certain directors and officers of Continental.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (3)

32	Section 1350 Certifications. (4)

99.1**	Copa Holdings, S.A.'s audited consolidated financial statements for the fiscal years ended December 31, 2004 and 2003. (5)

99.2**	ExpressJet Holdings, Inc.'s audited consolidated financial statements for the fiscal years ended December 31, 2005 and 2004.

______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

** Previously filed as an exhibit to our originally filed 2005 Form 10-K.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.
  Furnished herewith.
  Copa Holdings, S.A.'s audited consolidated financial statements as of December 31, 2005 will be filed as an amendment to the 2005 Form 10-K on or before June 30, 2006.