Form 10-Q
period 2006-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2006-04-20
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   X
Accelerated filer _____ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

__________

As of April 14, 2006, 87,704,112 shares of Class B common stock of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Operating Revenue:
Passenger (excluding fees and taxes of $315 and $270)	$2,683	$2,266
Cargo	107	99
Other, net	157	140
	2,947	2,505
Operating Expenses:
Wages, salaries and related costs	672	715
Aircraft fuel and related taxes	661	470
Regional capacity purchase, net	415	353
Aircraft rentals	245	227
Landing fees and other rentals	185	171
Distribution costs	160	138
Maintenance, materials and repairs	127	112
Depreciation and amortization	96	99
Passenger servicing	82	77
Special charges (credits)	(6)	43
Other	299	273
	2,936	2,678

Operating Income (Loss)	11	(173)

Nonoperating Income (Expense):
Interest expense	(101)	(98)
Interest capitalized	3	3
Interest income	25	11
Income from affiliates	17	20
Gain on disposition of ExpressJet Holdings shares	-	51
Other, net	5	-
	(51)	(13)
Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle	(40)	(186)

Income Taxes	-	-

Loss before Cumulative Effect of Change in Accounting Principle	(40)	(186)

Cumulative Effect of Change in Accounting Principle	(26)	-

Net Loss	$ (66)	$ (186)

Basic and Diluted Loss per Share:
Loss before Cumulative Effect of Change in Accounting Principle	$ (0.46)	$ (2.79)
Cumulative Effect of Change in Accounting Principle	(0.30)	-
Net Loss	$ (0.76)	$ (2.79)

Shares Used for Basic and Diluted Computation	86.7	66.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	March 31,	December 31,	March 31,
ASSETS	2006	2005	2005
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 1,807	$ 1,723	$ 1,264
Restricted cash	245	241	242
Short-term investments	205	234	120
Total cash, cash equivalents and short-term investments	2,257	2,198	1,626

Accounts receivable, net	649	515	580
Spare parts and supplies, net	217	201	204
Deferred income taxes	159	154	177
Note receivable from ExpressJet Holdings, Inc	-	18	99
Prepayments and other	451	341	273
Total current assets	3,733	3,427	2,959

Property and Equipment:
Owned property and equipment:
Flight equipment	6,709	6,706	6,747
Other	1,397	1,372	1,266
	8,106	8,078	8,013
Less: Accumulated depreciation	2,383	2,328	2,138
	5,723	5,750	5,875

Purchase deposits for flight equipment	216	101	155

Capital leases	340	344	387
Less: Accumulated amortization	111	109	137
	229	235	250
Total property and equipment	6,168	6,086	6,280

Routes	484	484	615
Airport operating rights, net	130	133	231
Intangible pension asset	60	60	63
Investment in affiliates	123	112	152
Other assets, net	227	227	236

Total Assets	$10,925	$10,529	$10,536

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	March 31,	December 31,	March 31,
	2006	2005	2005
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 769	$ 546	$ 644
Accounts payable	898	846	747
Air traffic and frequent flyer liability	1,949	1,475	1,456
Accrued payroll	232	234	308
Accrued other liabilities	314	298	270
Total current liabilities	4,162	3,399	3,425

Long-Term Debt and Capital Leases	4,671	5,057	5,084

Deferred Income Taxes	159	154	387

Accrued Pension Liability	1,100	1,078	1,150

Other	613	615	527

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 200,000,000 shares authorized; 112,704,030, 111,690,943 and 92,181,499 issued	1	1	1
Additional paid-in capital	1,660	1,635	1,411
Retained earnings	340	406	288
Accumulated other comprehensive loss	(640)	(675)	(596)
Treasury stock - 25,489,413, 25,489,413 and 25,489,291 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity (deficit)	220	226	(37)
Total Liabilities and Stockholders' Equity (Deficit)	$ 10,925	$ 10,529	$ 10,536

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Three Months Ended March 31,
	2006		2005
	(Unaudited)

Net cash provided by operations	$	$ 387	$ 121

Cash Flows from Investing Activities:
Capital expenditures		(68)	(31)
Purchase deposits (paid) refunded in connection with future aircraft deliveries, net		(113)	(49)
Sale of short-term investments, net		29	160
Proceeds from dispositions of property and equipment		2	23
Increase in restricted cash		(4)	(31)
Net cash (used in) provided by investing activities		(154)	72

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(178)	(111)
Other		29	4
Net cash used in financing activities		(149)	(107)

Net Increase in Cash and Cash Equivalents		84	86

Cash and Cash Equivalents - Beginning of Period		1,723	1,178

Cash and Cash Equivalents - End of Period		$1,807	$1,264

Investing and Financing Activities Not Affecting Cash:
Contribution of ExpressJet stock to pension plan		$ -	$ 65

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. As discussed in Note 3 below, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment" ("SFAS 123R"), effective January 1, 2006.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 (the "2005 Form 10-K"). Due to seasonal fluctuations common to the airline industry, our results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 - LOSS PER SHARE

The following table sets forth the components of basic and diluted loss per share (in millions):
	Three Months Ended March 31,
	2006	2005

Numerator:
Numerator for basic loss per share - net loss	$(66)	$(186)
Effect of dilutive securities issued by equity investee	-	(1)
Numerator for diluted loss per share - net loss after effect of dilutive securities of equity investee	$(66)	$(187)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares	86.7	66.5

Approximately 17.9 million potential common shares related to convertible debt securities were excluded from the computation of diluted earnings per share in each of the three months ended March 31, 2006 and 2005 because they were antidilutive. In addition, approximately 13.0 million and 6.2 million of weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively, because the effect of including the options would have been antidilutive or the options' exercise prices were greater than the average market price of the common shares.

NOTE 2 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 360 mainline jets and 270 regional jets at March 31, 2006, excluding aircraft out of service. The regional jets are leased by ExpressJet Airlines, Inc. ("ExpressJet") from us and are operated by ExpressJet as Continental Express. Our purchase commitments (firm orders) for aircraft as of March 31, 2006 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders

787-8	-	-	-	10	(a)
777-200ER	18	6	12	2
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	13	28	-
737-900	12	8	4	3
737-800	99	26	73	22
737-700	36	12	24	17
737-500	63	15	48	-
737-300	48	17	31	-
Mainline jets	360	129	231	54

ERJ-145XR	100	-	100	4
ERJ-145	140	18	122	-
ERJ-135	30	-	30	-
Regional jets	270	18	252	4

Total	630	147	483	58
  Includes three 787-8 firm order aircraft for which we have cancellation rights that expire on December 31, 2006.

During the first quarter of 2006, we placed into service four used 757-300 aircraft and ExpressJet took delivery of four ERJ-145XR aircraft.

Firm Order and Option Aircraft. As of March 31, 2006, we had firm commitments for 54 new aircraft from Boeing, with an estimated cost of $2.6 billion, and options to purchase 30 additional Boeing aircraft. We are scheduled to take delivery of six new 737-800 aircraft in 2006, with delivery of the remaining 48 new Boeing aircraft occurring from 2007 through 2011.

We have backstop financing for the six 737-800 aircraft to be delivered in the remainder of 2006 and two 777-200ER aircraft to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. However, we do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

As of March 31, 2006, ExpressJet had firm commitments for four regional jets currently on order from Embraer with an estimated cost of approximately $0.1 billion. ExpressJet currently anticipates taking delivery of these regional jets in the second quarter of 2006. ExpressJet does not have an obligation to take any of these firm Embraer aircraft that are not financed by a third party and leased to either ExpressJet or us. Under the capacity purchase agreement between us and ExpressJet, we have agreed to lease as lessee and sublease to ExpressJet the regional jets that are subject to ExpressJet's firm purchase commitments. In addition, under the capacity purchase agreement with ExpressJet, we generally are obligated to purchase all of the capacity provided by these new aircraft as they are delivered to ExpressJet.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Out-of-Service Aircraft. In addition to our operating fleet, we had seven owned and three leased MD-80 aircraft permanently removed from service as of March 31, 2006. Additionally, we own six out-of-service Embraer 120 turboprop aircraft. The owned out-of-service aircraft are being carried at an aggregate fair market value of $15 million as of March 31, 2006, and the remaining rentals on the leased out-of-service aircraft have been accrued. We are currently exploring sublease or sale opportunities for the remaining out-of-service aircraft. However, we cannot predict when or if purchasers, lessees or sublessees can be found, and it is possible that our owned out-of-service aircraft could suffer additional impairment.

NOTE 3 - STOCK PLANS AND AWARDS

Adoption of SFAS 123R. We adopted SFAS 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. We adopted SFAS 123R using the modified prospective transition method, which is explained below.

The adoption of SFAS 123R changes the accounting for our stock options and awards of restricted stock units ("RSUs") under our Long-Term Incentive and RSU Program, including RSUs with performance targets based on the achievement of specified stock price targets ("Stock Price Based RSU Awards"), as discussed below. Additionally, it changes the accounting for our employee stock purchase plan, which does not have a material impact on our statement of operations.

Stock Options. SFAS 123R is effective for all stock options we grant beginning January 1, 2006. For those stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, we used the modified prospective transition method permitted by SFAS 123R. Under this method, we account for such awards on a prospective basis, with expense being recognized in our statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for our pro forma disclosures. We will recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting period. Our options typically vest in equal annual installments over a service period. Expense related to each portion of an option grant is recognized over the specific vesting period for those options.

The fair value of options is determined at the grant date using a Black-Scholes option pricing model, which requires us to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. The market price volatility of our common stock is based on the historical volatility of our common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options is based on our historical experience for various work groups.

The table below summarizes stock option activity pursuant to our plans for the three months ended March 31, 2006 (share data in thousands):
	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (millions)

Outstanding at beginning of period	12,710	$13.57
Granted	1,068	$20.33
Exercised	(1,098)	$14.65
Cancelled	(100)	$16.71
Outstanding at end of period	12,580	$14.02	4.6	$165

Exercisable at end of period	5,524	$14.99	3.5	$ 69

In connection with pay and benefit cost reductions, on February 1, 2006, we issued to our flight attendants, except Continental Micronesia, Inc. ("CMI") flight attendants, stock options for approximately 1.1 million shares of our common stock with an exercise price of $20.31 per share. The exercise price is the closing price of our common stock on the date of grant. The options vest in three equal installments on the first, second and third anniversaries of the date of grant, and have terms of six years. The weighted-average fair value of options granted during the first quarter of 2006 was determined to be $9.57, based on the following weighted-average assumptions:
Risk-free interest rate	4.4%
Dividend yield	0%
Expected market price volatility of our common stock	63%
Expected life of options (years)	3.3

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $10 million. Cash received from option exercises during the three months ended March 31, 2006 totaled $16 million.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 2006 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.65-$11.87	577	3.2	$11.27
$11.89	7,791	5.7	$11.89
$11.96-$15.78	2,792	1.5	$15.63
$15.90-$56.81	1,420	5.1	$23.68

$3.65-$56.81	12,580	4.6	$14.02

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$11.87	150	$10.82
$11.89	2,474	$11.89
$11.96-$15.78	2,612	$15.72
$15.90-$56.81	288	$37.22

$3.65-$56.81	5,524	$14.99

Stock Price Based RSU Awards. Stock Price Based RSU Awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of SFAS 123R, we had recognized no liability or expense because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. The fair value is determined using a pricing model until the target stock price has been met, and is determined based on the current stock price thereafter. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the Stock Price Based RSU Awards at that date, reducing earnings $26 million ($0.30 per basic and diluted share).

On February 1, 2006, in light of the sacrifices made by their co-workers in connection with pay and benefit cost reduction initiatives, our officers voluntarily surrendered their Stock Price Based RSU Awards for the performance period ending March 31, 2006, which had vested during the first quarter of 2006 and would have otherwise paid out $23 million at the end of March 2006. Of the $26 million total cumulative effect of change in accounting principle recorded on January 1, 2006, $14 million related to the surrendered awards. Accordingly, upon surrender, we reported the reversal of the $14 million as a special credit in our statement of operations during the first quarter of 2006. The remaining $12 million of the cumulative effect of change in accounting principle was related to Stock Price Based RSU Awards with a performance period ending December 31, 2007, which were not surrendered.

During the first quarter of 2006, our stock price achieved the target price per share for 1.2 million Stock Price Based RSU Awards with a performance period ending December 31, 2007. Accordingly, we now measure these awards based on the current stock price (which was $26.90 per share at March 31, 2006) and will recognize the related expense ratably through December 31, 2007, after adjustment for changes in the market price of our common stock.

Impact of Adoption of SFAS 123R. Excluding the cumulative effect of change in accounting principle and the special credit discussed above, stock based compensation expense recognized under SFAS 123R in the three months ended March 31, 2006 increased wages, salaries and benefits expense and our net loss by $17 million, or $0.19 per basic and diluted share. At March 31, 2006, $43 million of compensation cost related to unvested stock options and Stock Price Based RSU Awards attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.3 years.

The following table illustrates the pro forma effect on net loss and loss per share for the three months ended March 31, 2005 had we applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (in millions except per share amounts):
Net loss, as reported	$(186)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax in 2005	(1)
Net loss, pro forma	$ (187)

Basic loss per share:
As reported	$(2.79)
Pro forma	$(2.82)

Diluted loss per share:
As reported	$(2.79)
Pro forma	$(2.83)

NOTE 4 - COMPREHENSIVE LOSS

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive loss. For the first quarter of 2006 and 2005, total comprehensive loss amounted to $31 million and $197 million, respectively. Total comprehensive loss in the first quarter of 2006 and 2005 includes adjustments to the minimum pension liability of $28 million and $19 million, respectively, resulting from the pension settlement charge in the first quarter of 2006 and the pension curtailment loss recorded in the first quarter of 2005 (both discussed in Note 5). The remaining difference between the net loss and total comprehensive loss for each period was attributable to changes in the fair value of derivative financial instruments.

NOTE 5 - DEFINED BENEFIT PENSION PLANS

Net periodic defined benefit pension expense for the three months ended March 31 included the following components (in millions):
	2006	2005

Service cost	$ 15	$ 40
Interest cost	37	42
Expected return on plan assets	(31)	(31)
Amortization of prior service cost	2	5
Amortization of unrecognized net actuarial loss	18	23
Net periodic defined benefit pension expense	41	79
Settlement charge (included in special charges)	15	-
Curtailment loss (included in special charges)	-	43
Net defined benefit pension expense	$ 56	$122

During the first quarter of 2006, we contributed $6 million to our defined benefit pension plans. On April 11, 2006, we contributed an additional $91 million to our defined benefit pension plans. Including these contributions, based on current assumptions and applicable law, we expect to contribute a total of $258 million to our defined benefit pension plans in 2006 to meet our minimum funding obligations. During the first quarter of 2005, we contributed 6.0 million shares of ExpressJet Holdings, Inc. ("Holdings") common stock valued at $65 million to our primary defined benefit pension plan. We recognized a gain of $51 million related to this contribution.

In the first quarter of 2006, we recorded a $15 million non-cash settlement charge related to lump sum distributions from our defined benefit pension plans to pilots who retired. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

In the first quarter of 2005, we recorded a $43 million non-cash curtailment charge in accordance with SFAS 88 in connection with freezing the portion of our defined benefit pension plan related to our pilots, using actuarial assumptions consistent with those we used at December 31, 2004. SFAS 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of service no longer expected to be rendered.

NOTE 6 - SPECIAL CHARGES (CREDITS)

During the first quarter of 2006, total operating expense was reduced by a net special credit of $6 million. We recorded a $15 million non-cash settlement charge related to lump sum distributions from our pilot defined benefit pension plans to pilots who retired, as discussed in Note 5. As discussed in Note 3, on February 1, 2006, our officers voluntarily surrendered their Stock Price Based RSU Awards with a performance period ending March 31, 2006, resulting in a $14 million special credit. The remaining balance of the net special credit recognized during the first quarter of 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our allowance for future lease payments and return conditions following negotiated settlements with aircraft lessors and adjusted the carrying amount of our remaining owned MD-80 aircraft to current fair value.

In March 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots, as discussed in Note 5.

NOTE 7 - INVESTMENT IN EXPRESSJET HOLDINGS AND REGIONAL CAPACITY PURCHASE AGREEMENT

           Investment in Holdings. We account for our investment in Holdings using the equity method of accounting. At March 31, 2006, we held 4.7 million shares, or an 8.6% interest, of Holdings. These 4.7 million shares had a market value of $35 million at March 31, 2006. Subject to market conditions, we intend to sell or otherwise dispose of all of our shares of Holdings common stock in the future.

In addition to the Holdings shares we own, our defined benefit pension plans owned 1.2 million shares of Holdings common stock at March 31, 2006, which represented a 2.2% interest in Holdings. The independent fiduciary for our defined benefit pension plans, which exercises sole and exclusive control over the voting and disposition of all securities owned by our defined benefit pension plans, sold 3.1 million shares to third parties during the three months ended March 31, 2006. Our ownership of Holdings common stock, together with the shares held by our defined benefit pension plans (which shares are subject to the exclusive control of the independent fiduciary), totaled 5.9 million shares, or 10.8% of Holdings' outstanding shares at March 31, 2006.

Regional Capacity Purchase, Net. Payments made under our capacity purchase agreement are reported as regional capacity purchase, net in our consolidated statements of operations. Regional capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. Such regional capacity purchase, net payments totaled $415 million and $353 million in the three months ended March 31, 2006 and 2005, respectively.

Capacity and Fleet Matters. The capacity purchase agreement covers all of ExpressJet's existing fleet, as well as the four Embraer regional jets currently on order. Under the agreement, we have the right to give no less than twelve months' notice to ExpressJet of our intent to reduce the number of its aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we will withdraw 69 of the 274 regional jet aircraft (including 2006 deliveries) from the capacity purchase agreement because the rates charged by ExpressJet for regional capacity are above the current market. We requested proposals from numerous regional jet operators and have selected Chautauqua Airlines, a subsidiary of Republic Airways Holdings Inc., to operate up to 69 of the regional jets that will be withdrawn from the capacity purchase agreement. Our agreement with Chautauqua calls for us to pay a fixed fee, which is subject to annual escalations, to Chautauqua for their operation of up to 69 aircraft. The term of our agreement with Chautauqua is ten years; however, we have the option to terminate the agreement at any time after January 1, 2012.

Under our capacity purchase agreement with ExpressJet, ExpressJet has the option to decide, on or before September 28, 2006, to (1) fly any of the withdrawn aircraft for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its arrangement with us that prohibits ExpressJet during the term of the agreement from flying under its or another carrier's code in or out of our hub airports), (2) fly any of the withdrawn aircraft under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to ExpressJet's arrangement with us respecting our hubs, or (3) decline to fly any of the withdrawn aircraft, return the aircraft to us and cancel the related subleases with us. If ExpressJet elects to retain any of the aircraft, it must do so for the remaining term of the applicable underlying aircraft lease, and the implicit interest rate used to calculate the scheduled lease payments under the applicable aircraft sublease with ExpressJet will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Should ExpressJet retain the withdrawn aircraft, other operators may supply any regional aircraft needed to support our network. The transition of service from ExpressJet to Chautauqua will begin in January of 2007 and be completed during the summer of 2007.

So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major airline (as defined in our capacity purchase agreement) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions on a most-favored-nations basis.

The capacity purchase agreement currently expires on December 31, 2010, but allows us to terminate the agreement at any time upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

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

Financial information for the three months ended March 31 by business segment is set forth below (in millions):
	2006	2005

Operating Revenue:
Mainline	$2,448	$2,122
Regional	499	383
Total Consolidated	$2,947	$2,505

Operating Income (Loss):
Mainline	$ 63	$ (81)
Regional	(52)	(92)
Total Consolidated	$ 11	$ (173)

Net Loss:
Mainline	$ (12)	$ (95)
Regional	(54)	(91)
Total Consolidated	$ (66)	$ (186)

Net loss for the mainline segment for the three months ended March 31, 2006 includes the $26 million cumulative effect of change in accounting principle related to the adoption of SFAS 123R. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by ExpressJet, and expenses include all activity related to the regional operations, regardless of whether such expenses were paid by us or ExpressJet.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $156 million at March 31, 2006 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at March 31, 2006 in the amount of $58 million with expiration dates through June 2008.

General Guarantees and Indemnifications. We are the lessee under many real estate leases. It is common in such commercial lease transactions for us, as the lessee, to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to our use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify such parties for any environmental liability that arises out of or relates to our use of the leased premises.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At March 31, 2006, we had $1.0 billion of floating rate debt and $331 million of fixed rate debt, with remaining terms of up to 10 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 10 years and an aggregate carrying value of $1.1 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $43 million at March 31, 2006.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements or tax laws.

Financial Covenants. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of .27 to 1.0 through June 30, 2006 and .29 to 1.0 thereafter. The agreement also requires that we maintain a senior unsecured debt rating of at least Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $415 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

Employees. As of March 31, 2006, we had approximately 42,600 employees, or 40,210 full-time equivalent employees. On January 29, 2006, our flight attendants ratified their new contract containing pay and benefit reductions and work rule changes. In March 2006, the three unionized workgroups at CMI voted on tentative agreements containing benefit reductions and work rule changes. The tentative agreement with the CMI technicians was ratified and is being implemented, while the tentative agreements with the CMI agents and the CMI flight attendants were not ratified. We will continue to negotiate with the union representing the CMI agents and the CMI flight attendants to obtain annual pay and benefit reductions and work rule changes. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 43% of whom are represented by unions.

Environmental Matters.  We could be responsible for environmental remediation costs primarily related to jet fuel and solvent contamination surrounding our aircraft maintenance hangar in Los Angeles.  In 2001, the California Regional Water Quality Control Board ("CRWQCB") mandated a field study of the site and it was completed in September 2001.  In April 2005, under the threat of a CRWQCB enforcement action, we began environmental remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a workplan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports.

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We expect our total losses from all environmental matters to be $44 million, for which we were fully accrued at March 31, 2006.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We do not have any material receivables related to insurance recoveries at March 31, 2006.

Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially impact our results of operations, financial condition or liquidity.

 Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated such base commissions.  These actions were similar to those also taken by other air carriers.  We are now a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina) filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and we are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material impact on our results of operations, financial condition or liquidity.

We and/or certain of our subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business.  Although the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our results of operations, financial condition or liquidity, it is our opinion, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on our results of operations, financial condition or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our 2005 Form 10-K, which identify important factors such as the consequences of our significant financial losses and high leverage, terrorist attacks, domestic and international economic conditions, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the demand for air travel, the airline pricing environment and industry capacity decisions, regulatory matters and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters).  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

OVERVIEW

We recorded a net loss of $66 million for the first quarter of 2006, as compared to a net loss of $186 million for the first quarter of 2005. Our net loss for the first quarter of 2006 includes a cumulative effect of change in accounting principle of $26 million related to our adoption of SFAS 123R, "Share Based Payment," effective January 1, 2006. See Note 3 in the Notes to Consolidated Financial Statements contained in Item 1 for a discussion of the impact of adopting this new standard. The smaller net loss in the first quarter of 2006 was the result of higher revenue and our cost-savings initiatives, primarily pay and benefit reductions and work rule changes. Although the current U.S. domestic network carrier environment is improving as several of our network competitors reduce domestic capacity and as carriers have increased fares in response to record high fuel prices, those high fuel prices continue to pressure all carriers. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition or liquidity.

Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting pressure on domestic fares, high fuel costs, excessive taxation and significant pension liabilities. In addition to competition from low-cost carriers, we may face stronger competition from carriers that have filed for bankruptcy protection, such as Delta Air Lines and Northwest Airlines (both of which filed for bankruptcy in September 2005), and from carriers recently emerged from bankruptcy, including US Airways (which emerged from bankruptcy in September 2005, for the second time since 2002) and United Airlines (which emerged from over three years of bankruptcy protection in February 2006). Carriers in bankruptcy are able to achieve substantial cost reductions through, among other things, reduction or discharge of debt, lease and pension obligations and wage and benefit reductions.

We have suffered substantial losses since September 11, 2001, the magnitude of which is not sustainable if those losses continue to occur. Our ability to return to sustained profitability depends, among other factors, on implementing and maintaining a more competitive cost structure, retaining our revenue per available seat mile ("RASM") premium to the industry and responding effectively to the factors that threaten the airline industry as a whole. We have attempted to return to profitability by implementing the majority of $1.1 billion of annual cost-cutting and revenue-generating measures since 2002, and we have also achieved agreements or arrangements for nearly all of the $500 million reduction in annual pay and benefits costs on a run-rate basis that we targeted in late 2004. On January 29, 2006, our flight attendants ratified a new contract which, along with previously announced pay and benefit reductions for other work groups, concluded the negotiation process with our domestic employees.

Although we incurred a loss for the first quarter of 2006, we believe that under current conditions, absent adverse factors outside of our control, such as additional terrorist attacks, hostilities involving the United States, or further significant increases in jet fuel prices, our existing liquidity and projected 2006 cash flows will be sufficient to fund current operations and other financial obligations through 2006. While we have significant financial obligations due in 2007, we also believe that under current conditions and absent adverse factors outside of our control, such as those described above, our projected 2007 cash flows from operations and access to capital markets will provide us with sufficient liquidity to fund our operations and meet our other obligations through the end of 2007.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Consolidated Results of Operations

We recorded a net loss of $66 million for the first quarter of 2006 as compared to a net loss of $186 million for the first quarter of 2005. We consider a key measure of our performance to be operating income (loss), which was income of $11 million for the first quarter of 2006, as compared to a loss of $173 million for the first quarter of 2005. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):

	Three Months Ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$2,683	$2,266	$ 417	18.4%
Cargo	107	99	8	8.1%
Other, net	157	140	17	12.1%
	2,947	2,505	442	17.6%

Operating Expenses:
Wages, salaries and related costs	672	715	(43)	(6.0)%
Aircraft fuel and related taxes	661	470	191	40.6%
Regional capacity purchase, net	415	353	62	17.6%
Aircraft rentals	245	227	18	7.9%
Landing fees and other rentals	185	171	14	8.2%
Distribution costs	160	138	22	15.9%
Maintenance, materials and repairs	127	112	15	13.4%
Depreciation and amortization	96	99	(3)	(3.0)%
Passenger servicing	82	77	5	6.5%
Special charges (credits)	(6)	43	(49)	NM
Other	299	273	26	9.5%
	2,936	2,678	258	9.6%

Operating Income (Loss)	11	(173)	(184)	NM

Nonoperating Income (Expense)	(51)	(13)	38	NM

Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle	(40)	(186)	(146)	(78.5)%

Income Taxes	-	-	-	NM

Cumulative Effect of Change in Accounting Principle	(26)	-	(26)	NM

Net Loss	$ (66)	$(186)	$(120)	(64.5)%

Operating Revenue. Passenger revenue increased 18.4% due to increased capacity and traffic and several fare increases. Consolidated revenue passenger miles for the quarter increased 12.3% year-over-year on a capacity increase of 10.7%, which produced a consolidated load factor for the first quarter of 2006 of 77.9%, up 1.1 points over the same period in 2005. Consolidated yield increased 5.4% year-over-year. Consolidated RASM for the quarter increased 6.9% year-over-year due to higher yield and load factors. The improved RASM reflects recent fuel-driven fare increases and our actions taken to improve the mix of local versus flow traffic and reduce discounting.

The table below shows passenger revenue for the quarter ended March 31, 2006 and period to period comparisons for passenger revenue, RASM and available seat miles (ASMs) by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase (Decrease) in First Quarter 2006 vs First Quarter 2005
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,253	14.1%	8.1%	5.6%
Trans-Atlantic	390	25.6%	2.4%	22.6%
Latin America	326	13.3%	3.2%	9.8%
Pacific	204	16.0%	(0.2)%	16.2%
Total Mainline	2,173	16.1%	5.0%	10.5%

Regional	510	29.5%	15.1%	12.5%

Total System	$2,683	18.4%	6.9%	10.7%

Cargo revenue increased 8.1% primarily due to higher freight and mail volumes and increases in freight fuel surcharges. Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger ticket change fees.

Operating Expenses. Wages, salaries and related costs decreased 6.0% primarily due to pay and benefit reductions and work rule changes, partially offset by a slight increase in the average number of employees and $17 million additional expense in the first quarter of 2006 related to stock options and Stock Price Based RSU Awards following the adoption of SFAS 123R. Aircraft fuel and related taxes increased 40.6% due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 31.1% to $1.90 in the first quarter of 2006 from $1.45 in the first quarter of 2005. The impact of jet fuel hedging activities was immaterial in the first quarter of 2006. We had no fuel hedges in place during 2005.

Payments made under our capacity purchase agreement are reported in regional capacity purchase, net. Regional capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the first quarter of 2006 than in the corresponding quarter of 2005 due to increased flight activity at ExpressJet, a larger fleet and increased fuel prices.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005. Landing fees and other rentals were higher primarily due to increased flight activity. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue. Maintenance, materials and repairs increased primarily due to a higher contractual repair rates associated with a maturing fleet. Other operating expenses increased primarily due to a higher number of international flights which resulted in increased air navigation, ground handling, security and related expenses.

During the first quarter of 2006, total operating expense was reduced by a net special credit of $6 million. We recorded a $15 million settlement charge related to lump sum distributions from our pilot defined benefit pension plans to pilots who retired. Additionally, on February 1, 2006, our officers voluntarily surrendered their Stock Price Based RSU Awards with a performance period ending March 31, 2006, resulting in a $14 million special credit. The remaining balance of the net special credit recognized during the first quarter of 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our allowance for future lease payments and return conditions following negotiated settlements with aircraft lessors and adjusted the carrying amount of our remaining owned MD-80 aircraft to current fair value.

In March 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from affiliates, and gains from dispositions of investments. Total nonoperating income (expense) was a net expense in the first quarters of both 2006 and 2005. The net expense increased $38 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to gains of $51 million in 2005 related to the contribution of 6.0 million shares of Holdings common stock to our primary defined benefit pension plan. Net interest expense decreased $11 million in 2006 as a result of interest income on our higher cash balances. Income from affiliates, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Copa Holdings, S.A. ("Copa") and Holdings, was $3 million lower in 2006 as compared to 2005 as a result of our reduced ownership interest in Copa and Holdings and less income from our tax sharing agreement with Holdings.

Income Tax Benefit (Expense).   Due to our continued losses, we concluded that we were required to provide a valuation allowance for deferred tax assets because we determined that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses for the first quarters of 2006 and 2005 were not reduced by any tax benefit.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights using jets that have a capacity of greater than 100 seats while the regional segment consists of flights using jets with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet through a capacity purchase agreement. Under that agreement, we handle all of the scheduling and are responsible for setting prices and selling all of the seat inventory. In exchange for ExpressJet's operation of the flights, we pay ExpressJet for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$2,448	$2,122	$326	15.4%

Operating Expenses:
Wages, salaries and related costs	661	704	(43)	(6.1)%
Aircraft fuel and related taxes	661	470	191	40.6%
Aircraft rentals	169	158	11	7.0%
Landing fees and other rentals	174	161	13	8.1%
Distribution costs	134	116	18	15.5%
Maintenance, materials and repairs	127	112	15	13.4%
Depreciation and amortization	93	96	(3)	(3.1)%
Passenger servicing	78	74	4	5.4%
Special charges (credits)	(6)	43	(49)	NM
Other	294	269	25	9.3%
	2,385	2,203	182	8.3%

Operating Income (Loss)	$ 63	$ (81)	$144	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$499	$383	$116	30.3%

Operating Expenses:
Wages, salaries and related costs	11	11	-	-
Regional capacity purchase, net	415	353	62	17.6%
Aircraft rentals	76	69	7	10.1%
Landing fees and other rentals	11	10	1	10.0%
Distribution costs	26	22	4	18.2%
Depreciation and amortization	3	3	-	-
Passenger servicing	4	3	1	33.3%
Other	5	4	1	25.0%
	551	475	76	16.0%

Operating Loss	$(52)	$(92)	$(40)	(43.5)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenue for the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased by 12.5% in the first quarter of 2006 as compared to the first quarter of 2005.

Regional capacity purchase, net was higher due to increased flight activity at ExpressJet and higher fuel costs, partially offset by the higher number of regional jets leased by ExpressJet from us. The net amounts consist of the following (in millions, except percentage changes):
	Three Months Ended March 31,
	2006	2005	Increase	% Increase

Capacity purchase expenses	$407	$375	$32	8.5%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	90	52	38	73.1%
Aircraft sublease income	(82)	(74)	8	10.8%
Regional capacity purchase, net	$415	$353	$62	17.6%

Statistical Information. Certain statistical information for our operations for the periods indicated is as follows:
	Three Months Ended		Net
	March 31,		Increase/
	2006	2005	(Decrease)

Mainline Operations:
Passengers (thousands) (1)	11,486	10,598	8.4%
Revenue passenger miles (millions) (2)	18,018	16,159	11.5%
Available seat miles (millions) (3)	23,035	20,845	10.5%
Cargo ton miles (millions)	263	260	1.2%
Passenger load factor (4)	78.2%	77.5%	0.7 pts.

Passenger revenue per available seat mile (cents)	9.43	8.98	5.0%
Total revenue per available seat mile (cents)	10.63	10.18	4.4%
Average yield per revenue passenger mile (cents) (5)	12.06	11.59	4.1%
Average segment fare per revenue passenger	$191.29	$179.51	6.6%

Cost per available seat mile, including special charges (credits) (cents) (6)	10.35	10.57	(2.1)%
Average price per gallon of fuel, including fuel taxes (cents)	190.43	145.30	31.1%
Fuel gallons consumed (millions)	347	324	7.1%

Actual aircraft in fleet at end of period (7)	360	348	3.4%
Average length of aircraft flight (miles)	1,400	1,350	3.7%
Average daily utilization of each aircraft (hours) (8)	10:42	10:09	5.4%

Regional Operations:
Passengers (thousands) (1)	4,108	3,524	16.6%
Revenue passenger miles (millions) (2)	2,318	1,953	18.7%
Available seat miles (millions) (3)	3,082	2,740	12.5%
Passenger load factor (4)	75.2%	71.3%	3.9 pts.
Passenger revenue per available seat mile (cents)	16.54	14.37	15.1%
Average yield per revenue passenger mile (cents)	22.00	20.17	9.1%
Actual aircraft in fleet at end of period (7)	270	250	8.0%

Consolidated Operations (Mainline and Regional):
Passengers (thousands) (1)	15,594	14,122	10.4%
Revenue passenger miles (millions) (2)	20,336	18,112	12.3%
Available seat miles (millions) (3)	26,117	23,585	10.7%
Passenger load factor (4)	77.9%	76.8%	1.1 pts.
Passenger revenue per available seat mile (cents)	10.27	9.61	6.9%
Average yield per revenue passenger mile (cents) (5)	13.19	12.51	5.4%
  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.
  Includes special charges (credits) which represented (0.03) and 0.20 cents per available seat mile for the three months ended March 31, 2006 and 2005, respectively.
  Excludes aircraft that have been removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $2.3 billion in consolidated cash, cash equivalents and short-term investments, which is $59 million higher than at December 31, 2005. At March 31, 2006, we had $245 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash at December 31, 2005 totaled $241 million.

Operating Activities. Cash flows provided by operations for the three months ended March 31, 2006 were $387 million compared to $121 million in the same period in 2005. The increase in cash flows provided by operations in 2006 compared to 2005 is primarily the result of an improvement in operating income and advance ticket sales associated with increased flight activity. Cash receipts from advance ticket sales during the quarter were sufficiently strong to enable us to pre-pay $96 million of high interest rate debt and pre-fund $103 million of aircraft deposits. Both payments will result in lower interest costs to us.

Investing Activities. Cash flows used in investing activities were $154 million for the three months ended March 31, 2006 compared to cash flows provided by investing activities of $72 million for the three months ended March 31, 2005. On March 30, 2006, we pre-funded $103 million of purchase deposits on Boeing aircraft. A significant component of cash provided by investing activities in the first quarter of 2005 was our conversion of certain short-term auction rate certificates into short-term cash equivalents.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Net capital expenditures for the full year 2006 are expected to be $325 million, or $350 million after considering purchase deposits to be paid, net of purchase deposits to be refunded. Projected net capital expenditures for 2006 consist of $180 million of fleet expenditures, $100 million of non-fleet expenditures and $45 million for rotable parts and capitalized interest. Through March 31, 2006, our net capital expenditures totaled $68 million and net purchase deposits paid totaled $113 million.

Financing Activities. Cash flows used in financing activities, primarily the payment of long-term debt and capital lease obligations, were $149 million for the three months ended March 31, 2006 compared to $107 million in the three months ended March 31, 2005. In March 2006, we elected to pre-pay $96 million of debt due in early 2007. This debt had an interest rate of LIBOR plus 4.53%.

We have backstop financing for the six 737-800 aircraft to be delivered in the remainder of 2006 and two 777-200ER aircraft to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. However, we do not have backstop financing or any other financing currently in place for the remainder of the aircraft. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

At March 31, 2006, we had approximately $5.4 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interests in Copa and Holdings are not pledged as collateral under any of our debt. We were in compliance with all debt covenants at March 31, 2006.

At March 31, 2006, our senior unsecured debt ratings were Caa2 by Moody's and CCC+ by Standard & Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $70 million under our bank-issued credit card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $27 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 0.9 to 1.0 through June 30, 2006 and 1.1 to 1.0 thereafter. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.27 to 1.0 through June 30, 2006 and .29 to 1.0 thereafter. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $415 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under such facility.

On April 10, 2006, we filed an automatically effective universal shelf registration statement covering the sale from time to time of our securities in one or more public offerings. The securities offered might include debt securities, including pass-through certificates, shares of common stock, shares of preferred stock and securities exercisable for, or convertible into, shares of common stock, such as stock purchase contracts, warrants or subscription rights, among others. Proceeds from any sale of securities under this registration statement other than pass-through certificates would likely be used for general corporate purposes, including the repayment of debt, the funding of pension obligations and working capital requirements, whereas proceeds from the issuance of pass-through certificates would be used to finance or refinance aircraft and related equipment.

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

We are also the issuer of pass-through certificates secured by 130 leased regional jet aircraft currently operated by ExpressJet. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $516 million at March 31, 2006. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are MBIA Insurance Corporation (a subsidiary of MBIA, Inc.), Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for FGIC is available over the internet at http://www.fgic.com and financial information for the parent companies of our other policy providers is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C. A policy provider is also used as credit support for the financing of certain facilities at Bush Intercontinental, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $57 million at March 31, 2006.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first quarter of 2006, we contributed $6 million to our defined benefit pension plans. On April 11, 2006, we contributed an additional $91 million to our defined benefit pension plans. Including these contributions, based on current assumptions and applicable law, we expect to contribute a total of $258 million to our defined benefit pension plans in 2006 to meet our minimum funding obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2005 Form 10-K except as follows:

Foreign Currency. At March 31, 2006, we had forward contracts outstanding to hedge approximately 84% of our projected Canadian dollar-denominated cash inflows for the remainder of 2006. We estimate that at March 31, 2006, a uniform 10% strengthening in the value of the U.S. dollar relative to the Canadian dollar would have increased the fair value of the existing forward contracts by $6 million, which would be offset by a corresponding loss on the underlying 2006 exposure of $6 million.

Aircraft Fuel. From time to time we enter into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices. As of March 31, 2006, we had hedged approximately 17% of our projected fuel requirements for the second quarter of 2006 using petroleum swap contracts with a weighted average swap price of $63.56 per barrel. We estimate that a 10% increase in the price per gallon of aircraft fuel at March 31, 2006 would increase the fair value of petroleum swap contracts existing at March 31, 2006 by $12 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated such base commissions. These actions were similar to those also taken by other air carriers. We are now a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commission formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and we are vigorously defending the lawsuits. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse impact on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Item 1A, "Risk Factors," of our 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K.

The airline industry is highly competitive and susceptible to price discounting and fluctuations in passenger demand. The U.S. airline industry is increasingly characterized by substantial price competition, especially in domestic markets. Carriers use discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of our competitors have substantially greater financial resources, including hedges against fuel price increases, or lower cost structures than we do, or both. In recent years, the domestic market share held by low cost carriers has increased significantly and is expected to continue to increase, which is dramatically changing the airline industry. The increased market presence of low cost carriers has increased competition and impacted the ability of the network carriers to maintain sufficient pricing structures in domestic markets, which negatively affects profitability. This has contributed to the dramatic losses for us and the airline industry generally. For example, a low-cost carrier began to directly compete with us on flights between Liberty International and destinations in Florida in 2005. We are responding vigorously to this challenge, but have experienced decreased yields on affected flights. We cannot predict whether or for how long these trends will continue.

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

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand is influenced by, among other things, the state of the global economy and domestic and international events such as terrorism, hostilities involving the United States or concerns about exposure to contagious diseases (such as SARS or avian flu). The September 11, 2001 terrorist attacks, the weak economy prior to 2004, turbulent international events (including the war in Iraq and the SARS outbreak), high fuel prices and extensive price discounting by carriers have resulted in dramatic losses for us and the airline industry generally. To the extent that future events of this nature negatively impact passenger travel behavior and/or fare levels, such events may have a material adverse effect on our results of operations, financial condition or liquidity.

Delta, Northwest and several small competitors have filed for bankruptcy protection, and other carriers could file for bankruptcy or threaten to do so to reduce their costs. US Airways and, more recently, United, have emerged from bankruptcy. Carriers operating under bankruptcy protection may be in a position to operate in a manner adverse to us and could emerge from bankruptcy as more vigorous competitors with substantially lower costs than ours.

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

A significant failure or disruption of the computer systems on which we rely could adversely affect our business, as could our failure to reach agreement with companies operating global distribution systems. We depend heavily on computer systems and technology to operate our business, such as flight operations systems, communications systems, airport systems and reservations systems (including continental.com and third party global distribution systems). These systems could suffer substantial or repeated disruptions due to events beyond our control, including natural disasters, power failures, terrorist attacks, equipment or software failures and computer viruses and hackers. Any such disruptions could materially impair our flight and airport operations and our ability to market our services, and could result in increased costs, lost revenue and the loss or compromise of important data. Although we have taken measures in an effort to reduce the adverse effects of certain potential failures or disruptions, if these steps are not adequate to prevent or remedy the risks, our business may be materially adversely affected.

In addition, a significant portion of our revenue, including a significant portion of our higher yield traffic, is derived from bookings made through third party global distribution systems ("GDSs") used by many travel agents and travel purchasers. Over the past several years we have focused on reducing our distribution costs, including GDS fees. We recently entered into a new long-term content agreement with the operator of one of the four major GDSs, and our current agreements with the operators of the three other major GDSs are scheduled to expire during July and August 2006. We are currently in negotiations with the operators of the other three major GDSs, and we have not yet been able to reach content agreements with them on terms that are acceptable to us. If we are unable to reach agreement with one or more of the operators of the GDSs, it is possible that our flights would not be available for sale through the particular GDS with which we would have no content agreement. The lack of a content agreement would make our fares, seat availability, schedules and inventories unavailable for display through a particular GDS, which could damage our relationships with any travel agents or travel purchasers reliant on that GDS, and could also result in a decline in our sales, which decline could be sufficient to result in a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
10.1*	Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through March 29, 2006).
10.1(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards).
10.2

Supplemental Agreement No. 37, dated March 30, 2006, to Purchase Agreement No. 1951 between the Company and The Boeing Company ("Boeing"), dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)

10.3	Supplemental Agreement No. 12, dated March 17, 2006, to Purchase Agreement No. 2061 between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 20, 2006	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 20, 2006	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.
10.1*	Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through March 29, 2006).
10.1(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards).
10.2

Supplemental Agreement No. 37, dated March 30, 2006, to Purchase Agreement No. 1951 between the Company and The Boeing Company ("Boeing"), dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)

10.3	Supplemental Agreement No. 12, dated March 17, 2006, to Purchase Agreement No. 2061 between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

*These exhibits relate to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.