Form 10-K/A
period 2005-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2006-06-20
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

Class B Common Stock, $0.01 par value per share                    86,848,955 shares

__________________
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 6, 2006: PART III

AMENDMENT NO. 2 OVERVIEW

We are filing Amendment No. 2 (this "Amendment") to the Continental Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2005 (the "Form 10-K"), which was originally filed on February 28, 2006 and previously amended by Amendment No. 1 on Form 10-K/A filed on March 13, 2006. This Amendment further amends Part IV, Item 15 of the Form 10-K for the sole purpose of incorporating by reference into the Form 10-K Exhibit 99.1 to this Amendment, Copa Holdings, S.A.'s audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, as "Separate Financial Statements of Fifty-Percent or Less Owned Persons," financial statements required as part of the Form 10-K. Such financial statements were not available at the time we originally filed the Form 10-K or Amendment No. 1 thereto. This exhibit is being filed in substitution for the Exhibit 99.1 previously filed with the Form 10-K. Moreover, in connection with Exhibit 99.1 to this Amendment, we are (1) amending and restating the Index to Exhibits, (2) filing an amended and restated Exhibit 23.2, Consent of Ernst & Young, Panama and (3) filing Exhibit 23.3, Consent of Ernst & Young LLP.

No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of our Form 10-K. This Amendment does not reflect events occurring after February 28, 2006, the date of the original filing of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  The following financial statements were previously included in Item 8. "Financial Statements and Supplementary Data" to our Form 10-K, originally filed on February 28, 2006 and amended on March 13, 2006:

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

  Notes to Consolidated Financial Statements

  Financial Statement Schedules:

  Report of Independent Registered Public Accounting Firm
  Schedule II - Valuation and Qualifying Accounts

  The following separate financial statements of fifty-percent or less owned persons are incorporated by reference in Item 15. "Exhibits and Financial Statement Schedules" to our Form 10-K, originally filed on February 28, 2006 and amended on March 13, 2006, as described below:

  Copa Holdings, S.A.'s audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are filed as Exhibit 99.1 to this Amendment and are incorporated by reference into the Form 10-K as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons," financial statements required as part of such report.

  ExpressJet Holdings Inc.'s audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, previously filed as Exhibit 99.2 to the Form 10-K, are incorporated by reference into such report as the "Separate Financial Statements of Fifty-Percent or Less Owned Persons," financial statements required as part of such report.

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  See accompanying Index to Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Continental Airlines, Inc. (the "Company") as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 24, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K/A No. 2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

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

Date:  June 20, 2006

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

21.1**	List of Subsidiaries of Continental.

23.1***	Consent of Ernst & Young LLP.

23.2	Consent of Ernst & Young, Panama. (3)

23.3	Consent of Ernst & Young LLP. (3)

24.1**	Powers of attorney executed by certain directors and officers of Continental.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (3)

32	Section 1350 Certifications. (4)

99.1	Copa Holdings, S.A.'s audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. (3)

99.2**	ExpressJet Holdings, Inc.'s audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.

______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

** Previously filed as an exhibit to our originally filed Form 10-K.

*** Previously filed as an exhibit to Amendment No. 1 to our Form 10-K.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.
  Furnished herewith.