Form 10-Q
period 2006-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2006-07-21
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

__________

As of July 14, 2006, 89,439,706 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Revenue:
Passenger (excluding fees and taxes of $364, $298, $679, and $569, respectively)	$3,227	$2,621	$5,911	$4,888
Cargo	112	97	218	196
Other, net	168	139	324	278
	3,507	2,857	6,453	5,362
Operating Expenses:
Aircraft fuel and related taxes	791	575	1,452	1,045
Wages, salaries and related costs	744	649	1,416	1,364
Regional capacity purchase, net	454	382	869	735
Aircraft rentals	248	229	493	455
Landing fees and other rentals	198	181	383	352
Distribution costs	178	154	338	291
Maintenance, materials and repairs	140	106	267	218
Depreciation and amortization	97	98	193	197
Passenger services	90	84	171	162
Special charges	10	-	3	43
Other	313	280	613	554
	3,263	2,738	6,198	5,416

Operating Income (Loss)	244	119	255	(54)

Nonoperating Income (Expense):
Interest expense	(100)	(101)	(201)	(198)
Interest capitalized	5	3	9	5
Interest income	31	15	55	26
Income from affiliates	17	20	34	40
Gain on disposition of ExpressJet Holdings shares	-	47	-	98
Other, net	1	(3)	6	(3)
	(46)	(19)	(97)	(32)

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	198	100	158	(86)

Income Taxes	-	-	-	-

Income (Loss) before Cumulative Effect of Change in Accounting Principle	198	100	158	(86)

Cumulative Effect of Change in Accounting Principle	-	-	(26)	-

Net Income (Loss)	$ 198	$ 100	$ 132	$ (86)

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 2.24	$ 1.49	$ 1.82	$(1.29)
Cumulative Effect of Change in Accounting Principle	-	-	(0.30)	-
Net Income (Loss)	$ 2.24	$ 1.49	$ 1.52	$(1.29)

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 1.84	$ 1.26	$ 1.55	$(1.29)
Cumulative Effect of Change in Accounting Principle	-	-	(0.24)	-
Net Income (Loss)	$ 1.84	$ 1.26	$ 1.31	$(1.29)

Shares Used for Computation:
Basic	88.6	66.8	87.7	66.6
Diluted	111.0	85.5	109.8	66.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	June 30,	December 31,	June 30,
ASSETS	2006	2005	2005
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,202	$ 1,723	$ 1,869
Restricted cash	248	241	241
Short-term investments	270	234	177
Total cash, cash equivalents and short-term investments	2,720	2,198	2,287

Accounts receivable, net	687	515	589
Spare parts and supplies, net	208	201	207
Deferred income taxes	171	154	184
Note receivable from ExpressJet Holdings, Inc	-	18	72
Prepayments and other	461	341	318
Total current assets	4,247	3,427	3,657

Property and Equipment:
Owned property and equipment:
Flight equipment	6,786	6,706	6,713
Other	1,376	1,372	1,283
	8,162	8,078	7,996
Less: Accumulated depreciation	2,441	2,328	2,182
	5,721	5,750	5,814

Purchase deposits for flight equipment	234	101	186

Capital leases	335	344	363
Less: Accumulated amortization	112	109	118
	223	235	245
Total property and equipment, net	6,178	6,086	6,245

Routes	484	484	615
Airport operating rights, net	127	133	225
Intangible pension asset	60	60	63
Investment in affiliates	131	112	143
Other assets, net	219	227	243

Total Assets	$11,446	$10,529	$11,191

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2006	2005	2005
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 766	$ 546	$ 609
Accounts payable	1,084	846	851
Air traffic and frequent flyer liability	2,104	1,475	1,657
Accrued payroll	225	234	292
Accrued other liabilities	308	298	266
Total current liabilities	4,487	3,399	3,675

Long-Term Debt and Capital Leases	4,626	5,057	5,415

Deferred Income Taxes	171	154	394

Accrued Pension Liability	927	1,078	1,083

Other	651	615	552

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000, 200,000,000 and 200,000,000 shares authorized; 114,685,100, 111,690,943 and 92,355,665 issued	1	1	1
Additional paid-in capital	1,693	1,635	1,414
Retained earnings	538	406	388
Accumulated other comprehensive loss	(507)	(675)	(590)
Treasury stock - 25,489,506, 25,489,413 and 25,489,291 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity	584	226	72
Total Liabilities and Stockholders' Equity	$11,446	$ 10,529	$ 11,191

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Six Months Ended June 30,
	2006		2005
	(Unaudited)

Net cash provided by operations	$	$ 984	$ 530

Cash Flows from Investing Activities:
Capital expenditures		(163)	(78)
Purchase deposits paid in connection with future aircraft deliveries, net		(128)	(78)
(Purchase) sale of short-term investments, net		(36)	103
Proceeds from dispositions of property and equipment		5	32
Increase in restricted cash		(7)	(30)
Net cash used in investing activities		(329)	(51)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(556)	(219)
Proceeds from issuance of long-term debt		336	425
Proceeds from issuance of common stock		43	4
Other		1	2
Net cash (used in) provided by financing activities		(176)	212

Net Increase in Cash and Cash Equivalents		479	691

Cash and Cash Equivalents - Beginning of Period		1,723	1,178

Cash and Cash Equivalents - End of Period		$2,202	$1,869

Investing and Financing Activities Not Affecting Cash:
Contribution of ExpressJet stock to pension plan		$ -	$ 130

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. As discussed in Note 4 below, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"), effective January 1, 2006.

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

Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE 1 - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$198	$100	$132	$(86)
Effective of dilutive securities - interest expense on:
5% Convertible Notes	2	2	3	-
4.5% Convertible Notes	2	2	3	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	2	4	5	-
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$ 204	$ 108	$ 143	$(86)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	88.6	66.8	87.7	66.6

Effect of dilutive securities:
5% Convertible Notes	8.8	8.8	8.8	-
4.5% Convertible Notes	5.0	5.0	5.0	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	4.1	4.1	4.1	-
Employee stock options	4.5	0.8	4.2	-
Dilutive potential common shares	22.4	18.7	22.1	-

Denominator for diluted earnings (loss) per share - adjusted weighted-average and assumed conversion	111.0	85.5	109.8	66.6

Approximately 17.9 million potential shares of common stock related to convertible debt securities were excluded from the computation of diluted loss per share in the six months ended June 30, 2005 because they were antidilutive. In addition, approximately 1.3 million, 5.1 million, 1.1 million and 5.6 million of weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, respectively, because the effect of including the options would have been antidilutive or the options' exercise prices were greater than the average market price of our common stock.

NOTE 2 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 360 mainline jets and 274 regional jets at June 30, 2006, excluding aircraft out of service. The regional jets are leased by ExpressJet Airlines, Inc. ("ExpressJet") from us and are operated for us by ExpressJet as Continental Express. Our purchase commitments (firm orders) for aircraft as of June 30, 2006 are also shown below.

Aircraft Type	Total Aircraft	Owned	Leased	Firm Orders	(a)

787-8	-	-	-	20
777-200ER	18	6	12	2
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	13	28	-
737-900	12	8	4	3
737-800	99	26	73	22
737-700	36	12	24	41
737-500	63	15	48	-
737-300	48	20	28	-
Mainline jets	360	132	228	88

ERJ-145XR	104	-	104	-
ERJ-145	140	18	122	-
ERJ-135	30	-	30	-
Regional jets	274	18	256	-

Total	634	150	484	88
  We generally have the ability to convert 737 and 787 firm orders to other model types and, as such, we expect that some of our 737 orders may be converted to other 737 model types and some of our 787-8 orders may be converted to other 787 model types.

During the first half of 2006, we placed into service four used 757-300 aircraft and ExpressJet took delivery of eight ERJ-145XR aircraft.

As further discussed in Note 9, 69 of the regional jets operated by ExpressJet will be withdrawn from our capacity purchase agreement with ExpressJet beginning in December 2006. ExpressJet has notified us that it intends to retain these 69 aircraft. Following the withdrawal of these aircraft, they will no longer be operated for us by ExpressJet under the capacity purchase agreement. We have reviewed our options for replacing these aircraft and, as further discussed in Note 12, have selected Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings Inc., to provide and operate 44 regional jet aircraft on our behalf beginning in 2007, under a new capacity purchase agreement. Chautauqua will supply the 44 aircraft that it will operate under the agreement. We currently have no plans to replace 25 of the 69 50-seat regional jets retained by ExpressJet.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Firm Order and Option Aircraft. On June 6, 2006, we announced that we had ordered ten additional Boeing 787 aircraft and 24 additional Next-Generation 737 aircraft. These orders are included in the table above. Including these new orders, as of June 30, 2006, we had firm commitments for 88 new aircraft from Boeing, with an estimated cost of $4.5 billion including related spare engines, and options to purchase 57 additional Boeing aircraft. We are scheduled to take delivery of six 737-800 aircraft in 2006, with delivery of the remaining 82 Boeing aircraft occurring from 2007 through 2012.

We have entered into agreements to finance the six 737-800 aircraft to be delivered in the second half of 2006 and the two 777-200ER aircraft to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. In addition, we have backstop financing for 24 of the remaining 60 Next-Generation 737 aircraft to be delivered in 2008 and 2009. However, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

Out-of-Service Aircraft. In addition to our operating fleet, we had six owned and one leased MD-80 aircraft permanently removed from service as of June 30, 2006. The owned out-of-service MD-80 aircraft are being carried at an aggregate fair market value of $9 million as of June 30, 2006. We are currently exploring sale or lease opportunities for the owned out-of-service aircraft. However, we cannot predict when or if purchasers or lessees can be found, and it is possible that our owned out-of-service aircraft could suffer additional impairment. The leased out-of-service MD-80 aircraft will be returned to its lessor in the second half of 2006.

NOTE 3 - LONG-TERM DEBT

Equipment Notes. In June 2006, we refinanced our $195 million Floating Rate Secured Notes due December 2007 and $97 million Floating Rate Secured Subordinated Notes due December 2007 by redeeming these notes with proceeds that we received from issuing two new series of equipment notes. The new notes total $320 million principal amount and mature in June 2013. Similar to the refinanced notes, the new notes are secured by the majority of our spare parts inventory. A portion of the spare parts inventory that serves as collateral for the new equipment notes is classified as property and equipment and the remainder is classified as spare parts and supplies, net.

The new series of senior equipment notes, which totaled $190 million principal amount, bears interest at the three-month London Interbank Offered Rate, or LIBOR, plus 0.35% for an initial coupon of 5.63%. The new series of junior equipment notes, which totaled $130 million principal amount, bears interest at the three-month LIBOR plus 3.125% for an initial coupon of 8.41%. The effect of the issuance of the new equipment notes and the redemption of the previously issued notes was to lower the interest rate that we pay on the indebtedness by approximately 55 basis points in the case of the senior notes and 438 basis points in the case of the junior notes, to increase the cash raised and principal amount by $28 million and to extend the maturity date of the indebtedness by five and a half years.

In connection with these equipment notes, we entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions.

Convertible Debt Securities. On July 1, 2006, our 5% Convertible Notes due 2023 with a principal amount of $175 million became convertible into shares of our common stock at a conversion price of $20 per share following the satisfaction of one of the conditions to convertibility. This condition, which was satisfied on June 30, 2006, provided that the notes would become convertible once the closing price of our common stock exceeded $24 per share (120% of the $20 per share conversion price) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a fiscal quarter. All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase all or a portion of their notes at par plus accrued and unpaid interest, if any, on June 15 of 2010, 2013 or 2018, or in the event of certain changes in control.

Maturities. Maturities of long term debt due before December 31, 2006 and for the next four years are as follows (in millions):
July 1, 2006 through December 31, 2006	$393
Year ending December 31,
2007	558
2008	637
2009	465
2010	606

NOTE 4 - STOCK PLANS AND AWARDS

Adoption of SFAS 123R. We adopted SFAS 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. We adopted SFAS 123R using the modified prospective transition method, which is explained below.

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

Stock Options. SFAS 123R is effective for all stock options we grant beginning January 1, 2006. Stock options granted prior to January 1, 2006, but for which the vesting period is not complete, have been accounted for using the modified prospective transition method provided by SFAS 123R. Under this method, we account for such options on a prospective basis, with expense being recognized in our statement of operations beginning in the quarter of adoption, the first quarter of 2006, using the grant-date fair values previously calculated for our pro forma disclosures. We will recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting periods. Our options typically vest in equal annual installments over the required service period. Expense related to each portion of an option grant is recognized over the specific vesting period for those options.

The fair value of options is determined at the grant date using a Black-Scholes option-pricing model, which requires us to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we historically have not paid dividends and have no current plans to do so in the future. The market price volatility of our common stock is based on the historical volatility of our common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options is based on our historical experience for various work groups.

The table below summarizes stock option activity pursuant to our plans for the six months ended June 30, 2006 (share data in thousands):
	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (millions)

Outstanding at beginning of period	12,710	$13.57
Granted	1,189	$20.82
Exercised	(2,728)	$14.31
Cancelled	(265)	$19.40
Outstanding at end of period	10,906	$14.03	4.6	$174

Exercisable at end of period	4,090	$15.03	3.4	$ 63

In connection with pay and benefit cost reductions, we issued stock options for approximately 1.2 million shares of our common stock with a weighted average exercise price of $20.82 per share during the first six months of 2006. The majority of these options were issued to our flight attendants. The exercise price is the closing price of our common stock on the grant date. The options vest in three equal installments on the first, second and third anniversaries of the date of grant, and have terms of six years. The weighted-average fair value of options granted during the first half of 2006 was determined to be $9.62, based on the following weighted-average assumptions:
Risk-free interest rate	4.4%
Dividend yield	0%
Expected market price volatility of our common stock	63%
Expected life of options (years)	3.2

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $33 million. Cash received from option exercises during the six months ended June 30, 2006 totaled $39 million.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at June 30, 2006 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3.65-$11.87	500	2.9	$11.29
$11.89	7,060	5.5	$11.89
$11.96-$15.78	1,879	1.3	$15.59
$15.90-$56.81	1,467	5.2	$23.29

$3.65-$56.81	10,906	4.6	$14.03

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$11.87	214	$11.16
$11.89	1,842	$11.89
$11.96-$15.78	1,762	$15.68
$15.90-$56.81	272	$35.07

$3.65-$56.81	4,090	$15.03

Stock Price Based RSU Awards. Stock Price Based RSU Awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of SFAS 123R, we had recognized no liability or expense because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. The fair value is determined using a pricing model until the specified stock price target has been met, and is determined based on the current stock price thereafter. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the Stock Price Based RSU Awards at that date, which reduced earnings $26 million ($0.30 per basic share and $0.24 per diluted share).

On February 1, 2006, in light of the sacrifices made by their co-workers in connection with pay and benefit cost reduction initiatives, our officers voluntarily surrendered their Stock Price Based RSU Awards for the performance period ending March 31, 2006, which had vested during the first quarter of 2006 and would have otherwise paid out $23 million at the end of March 2006. Of the $26 million total cumulative effect of change in accounting principle recorded on January 1, 2006, $14 million related to the surrendered awards. Accordingly, upon surrender, we reported the reversal of the $14 million as a reduction of special charges in our statement of operations during the first quarter of 2006. The remaining $12 million of the cumulative effect of change in accounting principle was related to Stock Price Based RSU Awards with a performance period ending December 31, 2007, which were not surrendered.

During the first quarter of 2006, our stock price achieved the performance target price per share for 1.2 million Stock Price Based RSU Awards with a performance period ending December 31, 2007. Accordingly, we now measure these awards based on the current stock price (which was $29.80 per share at June 30, 2006) and will recognize the related expense ratably through December 31, 2007, after adjustment for changes in the market price of our common stock.

Profit Based RSU Awards.  During the second quarter of 2006, we issued 1.6 million profit-based RSU awards ("Profit Based RSU Awards") pursuant to our Long-Term Incentive and RSU Program that can result in cash payments to our officers upon achievement of specified profit-based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing that are the basis for calculating distributions to participants under our enhanced employee profit sharing plan during the period from April 1, 2006 through December 31, 2009 and that we have net income calculated in accordance with generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target will generally be made in one-third annual increments to participants who remain continuously employed by us through each payment date. The earliest possible payment date is March 31, 2008. Payments are also conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance of $1.125 billion at the end of the fiscal year preceding the date any payment is made. If we do not achieve the cash hurdle applicable to a payment date, the payment will be deferred until the next payment date (March 31 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20-day trading period preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-based performance target. Depending on the level of cumulative employee profit sharing, the payment percentage can range from 0% to 337.5% of the underlying Profit Based RSU Award.

Under SFAS 123R, we account for the Profit Based RSU Awards as liability awards. Once it is probable that a performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the market price of our common stock.

Impact of Adoption of SFAS 123R. The impact of adopting SFAS 123R on January 1, 2006 for the three and six months ended June 30, 2006, including the effects of grants of options and Profit Based RSU Awards and the vesting and surrender of Stock Price Based RSU Awards subsequent to January 1, 2006, was as follows (in millions, except per share data):
	Increase (Decrease) in Net Income
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Wages, salaries and related costs	$(15)	$(32)
Special charges	-	14
Income before income taxes and cumulative effect of change in accounting principle	$(15)	$(18)
Cumulative effect of change in accounting principle	-	(26)
Net income	$(15)	$(44)

Earnings per share:
Basic	$(0.16)	$(0.49)
Diluted	$(0.13)	$(0.39)

As of June 30, 2006, $83 million of compensation cost attributable to future performance related to unvested employee stock options, Stock Price Based RSU Awards and Profit Based RSU Awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.1 years.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 had we applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (in millions, except per share data):
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income (loss), as reported	$ 100	$ (86)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax in 2005	(9)	(11)
Net income (loss), pro forma	$ 91	$ (97)

Basic earnings (loss) per share:
As reported	$1.49	$(1.29)
Pro forma	$1.35	$(1.45)

Diluted earnings (loss) per share:
As reported	$1.26	$(1.29)
Pro forma	$1.16	$(1.46)

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments which qualify for hedge accounting in other comprehensive income (loss). For the second quarter of 2006 and 2005, total comprehensive income amounted to $331 million and $108 million, respectively. For the six months ended June 30, 2006 and 2005, total comprehensive income (loss) amounted to $300 million and $(90) million, respectively. Total comprehensive income for the three and six months ended June 30, 2006 was increased by reductions to the minimum pension liability of $136 million and $164 million, respectively, resulting from remeasurements of our pension obligation as a result of the pension settlement charges. Total comprehensive loss for the six months ended June 30, 2005 includes a loss adjustment of $23 million to the minimum pension liability resulting from the pension curtailment loss recorded in the first quarter of 2005. The remaining difference between the net income (loss) and total comprehensive income (loss) for each period was attributable to changes in the fair value of derivative financial instruments.

NOTE 6 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans. Net periodic defined benefit pension expense for the three and six months ended June 30 included the following components (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Service cost	$ 15	$ 20	$ 30	$ 60
Interest cost	37	36	74	79
Expected return on plan assets	(31)	(31)	(62)	(62)
Amortization of prior service cost	2	2	4	7
Amortization of unrecognized net actuarial loss	17	17	35	39
Net periodic defined benefit pension expense	40	44	81	123
Settlement charge (included in special charges)	14	-	29	-
Curtailment loss (included in special charges)	-	-	-	43
Net defined benefit pension expense	$ 54	$ 44	$110	$166

During the first six months of 2006, we contributed $97 million to our defined benefit pension plans. We contributed an additional $75 million to these plans in July 2006. Including these contributions, based on current assumptions and applicable law, we expect to contribute a total of $258 million to our defined benefit pension plans in 2006 to meet our minimum funding obligations. During the first half of 2005, we contributed 12.1 million shares of ExpressJet Holdings, Inc. ("Holdings") common stock valued at $130 million to our primary defined benefit pension plan. We recognized gains of $98 million related to these contributions.

During the three and six months ended June 30, 2006, we recorded $14 million and $29 million non-cash settlement charges, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

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

Employee Profit Sharing Plan. In January 2005, we announced an enhanced employee profit sharing plan. The plan, which will be in place through December 31, 2009, creates an award pool for participating employees of 30% of the first $250 million of annual pre-tax income, 25% of the next $250 million and 20% of amounts over $500 million. For purposes of the plan, pre-tax net income excludes unusual or non-recurring items and is calculated prior to any costs associated with incentive compensation for executives with performance targets determined by the Human Resources Committee of our Board of Directors. Payment of profit sharing to participating employees occurs in the fiscal year following the year in which profit sharing is earned and the related expense is recorded. Substantially all of our employees (other than employees who participate in our management or officer bonus programs and employees who did not participate in pay and benefit concessions) participate in the plan.

Profit sharing expense is recorded each quarter based on the actual cumulative profits earned to date. Reductions in cumulative profits from quarter to quarter could result in the reversal of a portion or all of the previously recorded profit sharing expense. We recognized $60 million of profit sharing expense in the second quarter of 2006. This amount is included in wages, salaries and related costs in our consolidated statements of operations.

NOTE 7 - SPECIAL CHARGES

During the first and second quarters of 2006, we recorded non-cash settlement charges of $15 million and $14 million, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan, as discussed in Note 6. As discussed in Note 4, on February 1, 2006, our officers voluntarily surrendered their vested Stock Price Based RSU Awards with a performance period ending March 31, 2006, resulting in a $14 million reduction of special charges. The remaining balance of special charges during the three and six months ended June 30, 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our allowance for future lease payments and return conditions following negotiated settlements with aircraft lessors and adjusted the carrying amount of our remaining owned MD-80 aircraft to current fair value.

In March 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots, as discussed in Note 6.

NOTE 8 - INVESTMENT IN EXPRESSJET HOLDINGS

           We account for our investment in Holdings using the equity method of accounting. At June 30, 2006, we held 4.7 million shares, or an 8.6% interest, of Holdings. These 4.7 million shares had a market value of $32 million at June 30, 2006. Subject to market conditions, we intend to sell or otherwise dispose of all of our shares of Holdings common stock in the future.

As of June 30, 2006, our defined benefit pension plans no longer held any shares of Holdings common stock. During the second quarter of 2006, the independent fiduciary for these plans, which exercises sole and exclusive control over the voting and disposition of all securities owned by such plans, sold the plans' remaining shares.

NOTE 9 - REGIONAL CAPACITY PURCHASE AGREEMENTS

Regional Capacity Purchase, Net. Expenses related to our capacity purchase agreements are reported as regional capacity purchase, net in our consolidated statements of operations. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet.

ExpressJet Capacity and Fleet Matters. Our capacity purchase agreement with ExpressJet covers all of ExpressJet's existing fleet. Under the agreement, we have the right to give no less than twelve months' notice to ExpressJet of our intent to reduce the number of its aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the capacity purchase agreement because we believe the rates charged by ExpressJet for regional capacity are above the current market. The withdrawals are scheduled to begin in December 2006 and be completed during the summer of 2007. On May 5, 2006, ExpressJet notified us that it intends to keep all of the 69 regional jets covered by our withdrawal notice, as permitted by the capacity purchase agreement. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the capacity purchase agreement, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

Under our capacity purchase agreement with ExpressJet, ExpressJet has the option to (1) fly any of the withdrawn aircraft it retains for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its arrangement with us that prohibits ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the agreement), or (2) fly any of the withdrawn aircraft it retains under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to ExpressJet's arrangement with us respecting our hubs. So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in our capacity purchase agreement) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions on a most-favored-nations basis.

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

As further discussed in Note 12, on July 21, 2006 we announced that we selected Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings Inc., to provide and operate 44 regional jet aircraft on our behalf beginning in 2007 pursuant to a capacity purchase agreement.

NOTE 10 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss). However, we do not manage our business or allocate resources based on segment operating income or loss because (1) our flight schedules are designed to maximize revenue from passengers flying, (2) many operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing) and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

Financial information for the three and six months ended June 30 by business segment is set forth below (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Revenue:
Mainline	$2,890	$2,384	$5,337	$4,505
Regional	617	473	1,116	857
Total Consolidated	$3,507	$2,857	$6,453	$5,362

Operating Income (Loss):
Mainline	$ 223	$ 157	$ 285	$ 75
Regional	21	(38)	(30)	(129)
Total Consolidated	$ 244	$ 119	$ 255	$ (54)

Net Income (Loss):
Mainline	$ 179	$ 140	$ 166	$ 43
Regional	19	(40)	(34)	(129)
Total Consolidated	$ 198	$ 100	$ 132	$ (86)

Net income for the mainline segment for the six months ended June 30, 2006 includes the $26 million cumulative effect of change in accounting principle related to the adoption of SFAS 123R. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by our regional carriers, and expenses include all activity related to the regional operations, regardless of whether such expenses were paid by us or our regional carriers.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $156 million at June 30, 2006 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at June 30, 2006 in the amount of $56 million. These letters of credit and performance bonds have expiration dates through September 2008.

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

In our financing transactions structured as loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At June 30, 2006, we had $1.0 billion of floating rate debt and $329 million of fixed rate debt, with remaining terms of up to 10 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 10 years and an aggregate carrying value of $1.1 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $44 million at June 30, 2006.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements or tax laws.

Financial Covenants. We and our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and Continental Micronesia, Inc. ("CMI") have loans under a $350 million secured loan facility. The loans are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of AMI and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets. The loan documents require us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans.

In addition, if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by the most recently delivered periodic appraisal, is greater than 52.5% through October 2, 2006 and 48% thereafter, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than the loan-to-collateral value ratio permitted on the date of determination. We are currently in compliance with these covenants. However, on or prior to October 3, 2006, in order to satisfy the 48% loan-to-collateral value ratio on such date, we will be required to post additional non-cash collateral in an amount not less than $60 million, prepay loans or post cash collateral in an amount not less than $29 million or a combination thereof.

Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of .29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $560 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured loan facility, resulting in a default under such facility.

Employees. As of June 30, 2006, we had approximately 43,450 employees, or 40,725 full-time equivalent employees. On January 29, 2006, our flight attendants ratified their new contract containing pay and benefit reductions and work rule changes. In March 2006, the three unionized workgroups at CMI voted on tentative agreements containing benefit reductions and work rule changes. The tentative agreement with the CMI technicians was ratified and implemented, while the tentative agreements with the CMI agents and the CMI flight attendants were not ratified. In May 2006, the CMI flight attendants ratified their agreement, which became effective June 1, 2006 and is amendable on December 31, 2010. We are continuing to negotiate with the union representing the CMI agents to obtain annual pay and benefit reductions and work rule changes. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 44% of whom are represented by unions.

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

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We expect our total losses from all environmental matters to be $44 million, for which we were fully accrued at June 30, 2006.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We do not have any receivables related to insurance recoveries at June 30, 2006.

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

NOTE 12 - SUBSEQUENT EVENTS

Investment in Copa. On July 5, 2006, we sold 7.5 million shares of Class A common stock of Copa Holdings, S.A. ("Copa"), the parent company of Copa Airlines, for $156 million in cash, net of underwriting fees. This sale reduced our ownership in Copa to 4.4 million shares, which represents a 10% interest. We will recognize a gain of $92 million in the third quarter of 2006 related to this transaction.

Regional Capacity Purchase. On July 21, 2006, we announced our selection of Chautauqua Airlines, Inc. to provide and operate 44 regional jets as a Continental Express carrier beginning in 2007, under a new capacity purchase agreement. We intend to use these aircraft to replace a portion of the capacity represented by the 69 regional jet aircraft being retained by ExpressJet under its agreement with us. Chautauqua, a subsidiary of Republic Airways Holdings Inc., will operate 50-seat regional jets on our behalf, under the Continental Express brand. We will continue to schedule and market all of our Continental Express regional jet service. Our agreement with Chautauqua calls for us to pay a fixed fee to Chautauqua, which is subject to specified reconciliations and annual escalations, for their operation of the aircraft. Chautauqua will supply the 44 aircraft that it will operate under the agreement. The agreement has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the right to extend the agreement with respect to any of the aircraft on the same terms for five one-year terms. In the case of up to 24 of the aircraft, this right will be subject to the terms of the related aircraft lease. We currently have no plans to replace 25 of the 69 50-seat regional jets retained by ExpressJet.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in Item 1A of our 2005 Form 10-K and Part II, Item 1A of this report, which identify important factors such as the consequences of our significant financial losses and high leverage, terrorist attacks, domestic and international economic conditions, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the demand for air travel, the airline pricing environment and industry capacity decisions, regulatory matters, disruptions in our computer systems and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters).  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

OVERVIEW

We recorded net income of $198 million for the second quarter of 2006, as compared to net income of $100 million for the second quarter of 2005 (which included a gain of $47 million related to the contribution of 6.1 million shares of Holdings common stock to our defined pension benefit plan). The higher net income in the second quarter of 2006 was the result of higher revenue and our cost-savings initiatives, primarily pay and benefit reductions and work rule changes. Although the current U.S. domestic network carrier environment continues to improve as several of our network competitors reduce domestic capacity and as carriers have increased fares in response to record high fuel prices, those high fuel prices continue to pressure all carriers. Further increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. Additionally, a number of our competitors are increasing their international capacity, which is resulting in pressure on yields in impacted markets.

Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting pressure on domestic fares, high fuel costs, excessive taxation and significant pension liabilities. In addition to competition from low-cost carriers, we are facing stronger competition from carriers that have filed for bankruptcy protection, such as Delta Air Lines and Northwest Airlines (both of which filed for bankruptcy in September 2005), and from carriers recently emerged from bankruptcy, including US Airways (which emerged from bankruptcy in September 2005, for the second time since 2002) and United Airlines (which emerged from over three years of bankruptcy protection in February 2006). Carriers in bankruptcy are able to achieve substantial cost reductions through, among other things, reduction or discharge of debt, lease and pension obligations and wage and benefit reductions.

We have suffered substantial losses since September 11, 2001, the magnitude of which is not sustainable if those losses were to continue. Our ability to return to sustained profitability depends, among other factors, on implementing and maintaining a more competitive cost structure, retaining our length-of-haul adjusted revenue per available seat mile ("RASM") premium to the industry and responding effectively to the factors that threaten the airline industry as a whole. We have attempted to return to sustained profitability by implementing the majority of $1.1 billion of annual cost-cutting and revenue-generating measures since 2002, and we have also achieved agreements or arrangements for substantially all of the $500 million reduction in annual pay and benefits costs and work rule changes on a run-rate basis that we targeted in late 2004.

We believe that under current conditions, absent adverse factors outside of our control, such as additional terrorist attacks, hostilities involving the United States, or further significant increases in jet fuel prices, our existing liquidity and projected operating cash flows will be sufficient to fund our current operations and other financial obligations through 2007.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2006 as compared to the corresponding periods ended June 30, 2005.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Consolidated Results of Operations

We recorded a consolidated net income of $198 million for the second quarter of 2006 as compared to a consolidated net income of $100 million for the second quarter of 2005. We consider a key measure of our performance to be operating income, which was $244 million for the second quarter of 2006, as compared $119 million for the second quarter of 2005. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):

	Three Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$3,227	$2,621	$606	23.1%
Cargo	112	97	15	15.5%
Other, net	168	139	29	20.9%
	3,507	2,857	650	22.8%

Operating Expenses:
Aircraft fuel and related taxes	791	575	216	37.6%
Wages, salaries and related costs	744	649	95	14.6%
Regional capacity purchase, net	454	382	72	18.8%
Aircraft rentals	248	229	19	8.3%
Landing fees and other rentals	198	181	17	9.4%
Distribution costs	178	154	24	15.6%
Maintenance, materials and repairs	140	106	34	32.1%
Depreciation and amortization	97	98	(1)	(1.0)%
Passenger services	90	84	6	7.1%
Special charges	10	-	10	NM
Other	313	280	33	11.8%
	3,263	2,738	525	19.2%

Operating Income	244	119	125	105.0%

Nonoperating Income (Expense)	(46)	(19)	27	NM

Income before Income Taxes	198	100	98	98.0%

Income Taxes	-	-	-	-

Net Income	$ 198	$ 100	$ 98	98.0%

Operating Revenue. Passenger revenue increased 23.1% due to increased capacity and traffic and higher fares. Consolidated revenue passenger miles for the quarter increased 15.2% year-over-year on a capacity increase of 10.9%, which produced a consolidated load factor for the second quarter of 2006 of 82.7%, up 3.1 points over the same period in 2005. Consolidated yield increased 6.9% year-over-year. Consolidated RASM for the quarter increased 11.0% year-over-year due to higher yield and load factors. The improved RASM reflects recent fuel-driven fare increases and our actions taken to improve the mix of local versus flow traffic and reduce discounting.

The table below shows passenger revenue for the quarter ended June 30, 2006 and period to period comparisons for passenger revenue, RASM and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase in Second Quarter 2006 vs Second Quarter 2005
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,465	18.1%	12.4%	5.1%
Trans-Atlantic	570	25.8%	4.7%	20.1%
Latin America	346	30.6%	11.2%	17.4%
Pacific	217	21.6%	7.2%	13.5%
Total Mainline	2,598	21.6%	9.7%	10.8%

Regional	629	30.0%	16.6%	11.5%

Total System	$3,227	23.1%	11.0%	10.9%

Cargo revenue increased 15.5% primarily due to higher freight and mail volumes and increases in freight fuel surcharges. Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger service fees.

Operating Expenses. Aircraft fuel and related taxes increased 37.6% due to a significant rise in fuel prices, combined with a 10.8% increase in mainline ASMs. The average jet fuel price per gallon including related taxes increased 26.4% to $2.11 in the second quarter of 2006 from $1.67 in the second quarter of 2005. Fuel expense was reduced by gains of approximately $9 million related to our fuel hedging program in the second quarter of 2006. We had no fuel hedges in place during 2005. Wages, salaries and related costs increased 14.6% primarily due to a $60 million increase in profit sharing expense, an increase in the average number of employees to support our growth and $15 million additional expense in 2006 related to stock options, Stock Price Based RSU Awards and Profit Based RSU Awards following the adoption of SFAS 123R, partially offset by pay and benefit reductions and work rule changes.

Expenses related to our capacity purchase agreements are reported in regional capacity purchase, net. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the second quarter of 2006 than in the corresponding quarter of 2005 due to increased flight activity, a larger fleet at ExpressJet and increased fuel prices, offset in part by lower block hour rates.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005 and 2006. Landing fees and other rentals were higher primarily due to increased flight activity. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue. Maintenance, materials and repairs increased primarily due to a higher contractual repair rates associated with a maturing fleet and increased flight hours. Other operating expenses increased primarily due to a higher number of international flights which resulted in increased air navigation, ground handling, security and related expenses.

During the second quarter of 2006, we recorded a $14 million settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan. The remaining balance of the net special item recognized during the second quarter of 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our allowance for future lease payments and return conditions following negotiated settlements with aircraft lessors.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from affiliates, and gains from dispositions of investments. Total nonoperating income (expense) was a net expense in the second quarters of both 2006 and 2005. The net expense increased $27 million in the second quarter of 2006 compared to the second quarter of 2005 primarily due to gains of $47 million in 2005 related to the contribution of 6.1 million shares of Holdings common stock to our primary defined benefit pension plan. Net interest expense decreased $19 million in 2006 primarily as a result of interest income on our higher cash balances. Income from affiliates, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Copa and Holdings, was $3 million lower in 2006 as compared to 2005 as a result of our reduced ownership interest in Copa and Holdings and less income from our tax sharing agreement with Holdings.

Income Tax Benefit (Expense).  Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income for the second quarters of 2005 and 2006 because we utilized a portion of the operating loss carryforwards for which we had not previously recognized a benefit.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights using jets that have a capacity of greater than 100 seats while the regional segment consists of flights using jets with a capacity of 50 or fewer seats. The regional segment is operated by our regional carriers through capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Under our capacity purchase agreements, we handle all of the scheduling and are responsible for setting prices and selling all of the seat inventory. In exchange for the regional carriers' operation of the flights, we pay them for each scheduled block hour based on the applicable agreed upon formula. Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$2,890	$2,384	$506	21.2%

Operating Expenses:
Aircraft fuel and related taxes	791	575	216	37.6%
Wages, salaries and related costs	733	638	95	14.9%
Aircraft rentals	170	158	12	7.6%
Landing fees and other rentals	187	169	18	10.7%
Distribution costs	147	131	16	12.2%
Maintenance, materials and repairs	140	106	34	32.1%
Depreciation and amortization	94	96	(2)	(2.1)%
Passenger services	86	80	6	7.5%
Special charges	10	-	10	NM
Other	309	274	35	12.8%
	2,667	2,227	440	19.8%

Operating Income	$ 223	$ 157	$ 66	42.0%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$617	$473	$144	30.4%

Operating Expenses:
Wages, salaries and related costs	11	11	-	-
Regional capacity purchase, net	454	382	72	18.8%
Aircraft rentals	78	71	7	9.9%
Landing fees and other rentals	11	12	(1)	(8.3)%
Distribution costs	31	23	8	34.8%
Depreciation and amortization	3	2	1	50.0%
Passenger services	4	4	-	-
Other	4	6	(2)	(33.3)%
	596	511	85	16.6%

Operating Income (Loss)	$ 21	$(38)	$ 59	NM

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenue for the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased by 11.5% in the second quarter of 2006 as compared to the second quarter of 2005.

Regional capacity purchase, net was higher due to increased flight activity at ExpressJet and higher fuel costs, partially offset by the higher number of regional jets leased by ExpressJet from us. The net amounts consist of the following (in millions, except percentage changes):
	Three Months Ended June 30,
	2006	2005	Increase	% Increase

Capacity purchase expenses	$422	$388	$34	8.8%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	115	70	45	64.3%
Aircraft sublease income	(83)	(76)	7	9.2%
Regional capacity purchase, net	$454	$382	$72	18.8%

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Consolidated Results of Operations

We recorded a consolidated net income of $132 million for the six months ended June 30, 2006 as compared to a consolidated net loss of $86 million for the six months ended June 30, 2005. Our net income for the six months ended June 30, 2006 includes a cumulative effect of change in accounting principle of $26 million related to our adoption of SFAS 123R effective January 1, 2006. See Note 4 in the Notes to Consolidated Financial Statements contained in Item 1 for a discussion of the impact of adopting this new standard. We consider the key measure of our performance to be operating income (loss), which was income of $255 million for the six months ended June 30, 2006, as compared to a loss of $54 million for the six months ended June 30, 2005. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):
	Six Months
	Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005

Operating Revenue:
Passenger	$5,911	$4,888	$1,023	20.9%
Cargo	218	196	22	11.2%
Other, net	324	278	46	16.5%
	6,453	5,362	1,091	20.3%

Operating Expenses:
Aircraft fuel and related taxes	1,452	1,045	407	38.9%
Wages, salaries and related costs	1,416	1,364	52	3.8%
Regional capacity purchase, net	869	735	134	18.2%
Aircraft rentals	493	455	38	8.4%
Landing fees and other rentals	383	352	31	8.8%
Distribution costs	338	291	47	16.2%
Maintenance, materials and repairs	267	218	49	22.5%
Depreciation and amortization	193	197	(4)	(2.0)%
Passenger services	171	162	9	5.6%
Special charges	3	43	(40)	NM
Other	613	554	59	10.6%
	6,198	5,416	782	14.4%

Operating Income (Loss)	255	(54)	309	NM

Nonoperating Income (Expense)	(97)	(32)	65	NM

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	158	(86)	244	NM

Income Taxes	-	-	-	-

Cumulative Effect of Change in Accounting Principle	(26)	-	(26)	NM

Net Income (Loss)	$ 132	$ (86)	$ 218	NM

Operating Revenue. Passenger revenue increased 20.9% due to increased capacity and traffic and higher fares. Consolidated revenue passenger miles for the first half of 2006 increased 13.8% year-over-year on a capacity increase of 10.8%, which produced a consolidated load factor for the first half of 2006 of 80.4%, up 2.1 points over the same period in 2005. Consolidated yield increased 6.2% year-over-year. Consolidated RASM for the six months ended June 30, 2006 increased 9.1% year-over-year due to higher yield and load factors. The improved RASM also reflects recent fuel driven fare increases and our actions taken to improve the mix of local versus flow traffic and reduce discounting.

The table below shows passenger revenue for the six months ended June 30, 2006 and period to period comparisons for passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase in June 30, 2006 YTD vs June 30, 2005 YTD
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$2,718	16.2%	10.3%	5.3%
Trans-Atlantic	960	25.7%	3.7%	21.3%
Latin America	672	21.6%	7.1%	13.5%
Pacific	421	18.8%	3.5%	14.8%
Total Mainline	4,771	19.0%	7.6%	10.7%

Regional	1,140	29.8%	15.9%	12.0%

Total System	$5,911	20.9%	9.1%	10.8%

Cargo revenue increased 11.2% due to higher freight and mail volumes and increases in freight fuel charges. Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger service fees.

Operating Expenses. Aircraft fuel and related taxes increased 38.9% due to a significant rise in fuel prices, combined with a 10.7% increase in mainline ASMs. The average jet fuel price per gallon including related taxes increased 28.5% to $2.01 in the first half of 2006 from $1.56 in the first half of 2005. Fuel expense was reduced by gains of approximately $8 million related to our fuel hedging program in the first half of 2006. We had no fuel hedges in place during 2005. Wages, salaries and related costs increased 3.8% primarily due to a $60 million increase in profit sharing expense, an increase in the average number of employees to support our growth and $32 million additional expense in 2006 related to stock options, Stock Price Based RSU Awards and Profit Based RSU Awards following the adoption of SFAS 123R, largely offset by pay and benefit reductions and work rule changes.

Expenses related to our capacity purchase agreements are reported in regional capacity purchase, net. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the first half of 2006 than in the corresponding six months of 2005 due to increased flight activity, a larger fleet at ExpressJet and increased fuel prices, offset in part by lower block hour rates.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005 and 2006. Landing fees and other rentals were higher primarily due to increased flight activity. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue. Maintenance, materials and repairs increased primarily due to higher contractual repair rates associated with a maturing fleet and increased flight hours. Other operating expenses increased primarily due to a higher number of international flights, which resulted in increased air navigation, ground handling, security and related expenses.

During the first half of 2006, we recorded settlement charges of $29 million related to lump sum distributions from our pilot-only defined benefit pension plan. Additionally, on February 1, 2006, our officers voluntarily surrendered their vested Stock Price Based RSU Awards with a performance period ending March 31, 2006, resulting in a $14 million reduction of special charges. The remaining balance of special charges recognized during the first half of 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our allowance for future lease payments and return conditions following negotiated settlements with aircraft lessors and adjusted the carrying amount of our remaining owned MD-80 aircraft to current fair value.

In March 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from affiliates, and gains from dispositions of investments. Total nonoperating income (expense) was a net expense in the first half of both 2006 and 2005. The net expense increased $65 million in the first half of 2006 compared to the first half of 2005 primarily due to gains of $98 million in 2005 related to the contribution of 12.1 million shares of Holdings common stock to our primary defined benefit pension plan. Net interest expense decreased $30 million in 2006 primarily as a result of interest income on our higher cash balances. Income from affiliates, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Copa and Holdings, was $6 million lower in 2006 as compared to 2005 as a result of our reduced ownership interest in Copa and Holdings and less income from our tax sharing agreement with Holdings.

Income Tax Benefit (Expense).  Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income for the first six months of 2006 because we utilized a portion of the operating loss carryforwards for which we had not previously recognized a benefit.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Six Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$5,337	$4,505	$832	18.5%

Operating Expenses:
Aircraft fuel and related taxes	1,452	1,045	407	38.9%
Wages, salaries and related costs	1,394	1,342	52	3.9%
Aircraft rentals	339	315	24	7.6%
Landing fees and other rentals	361	330	31	9.4%
Distribution costs	281	246	35	14.2%
Maintenance, materials and repairs	267	218	49	22.5%
Depreciation and amortization	187	192	(5)	(2.6)%
Passenger services	163	155	8	5.2%
Special charges	3	43	(40)	(93.0)%
Other	605	544	61	11.2%
	5,052	4,430	622	14.0%

Operating Income	$ 285	$ 75	$210	280.0%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Six Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$1,116	$857	$259	30.2%

Operating Expenses:
Wages, salaries and related costs	22	22	-	-
Regional capacity purchase, net	869	735	134	18.2%
Aircraft rentals	154	140	14	10.0%
Landing fees and other rentals	22	22	-	-
Distribution costs	57	45	12	26.7%
Depreciation and amortization	6	5	1	20.0%
Passenger services	8	7	1	14.3%
Other	8	10	(2)	(20.0)%
	1,146	986	160	16.2%

Operating Loss	$ (30)	$(129)	$ 99	(76.7)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenue for the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased by 12.0% in the first half of 2006 as compared to the first half of 2005.

Regional capacity purchase, net was higher due to increased flight activity at ExpressJet and higher fuel costs, partially offset by the higher number of regional jets leased by ExpressJet from us. The net amounts consist of the following (in millions, except percentage changes):
	Six Months Ended June 30,
	2006	2005	Increase	% Increase

Capacity purchase expenses	$829	$763	$ 66	8.7%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	205	123	82	66.7%
Aircraft sublease income	(165)	(151)	14	9.3%
Regional capacity purchase, net	$869	$ 735	$134	18.2%

Statistical Information.

	Three Months Ended
	June 30,		Net
	2006	2005	Increase

Mainline Operations:
Passengers (thousands) (1)	12,746	11,465	11.2%
Revenue passenger miles (millions) (2)	20,633	18,046	14.3%
Available seat miles (millions) (3)	24,885	22,456	10.8%
Cargo ton miles (millions)	263	237	11.0%
Passenger load factor (4)	82.9%	80.4%	2.5 pts.

Passenger revenue per available seat mile (cents)	10.44	9.52	9.7%
Total revenue per available seat mile (cents)	11.61	10.62	9.3%
Average yield per revenue passenger mile (cents) (5)	12.59	11.84	6.3%
Average segment fare per revenue passenger	$206.33	$189.18	9.1%

Cost per available seat mile, including special charges (cents) (6)	10.72	9.92	8.1%
Average price per gallon of fuel, including fuel taxes (cents)	210.95	166.95	26.4%
Fuel gallons consumed (millions)	375	344	9.0%

Actual aircraft in fleet at end of period (7)	360	348	3.4%
Average length of aircraft flight (miles)	1,435	1,374	4.4%
Average daily utilization of each aircraft (hours) (8)	11:23	10:37	7.3%

Regional Operations:
Passengers (thousands) (1)	4,850	4,075	19.0%
Revenue passenger miles (millions) (2)	2,734	2,246	21.7%
Available seat miles (millions) (3)	3,374	3,026	11.5%
Passenger load factor (4)	81.0%	74.2%	6.8 pts.
Passenger revenue per available seat mile (cents)	18.66	16.00	16.6%
Average yield per revenue passenger mile (cents) (5)	23.03	21.56	6.8%
Actual aircraft in fleet at end of period (7)	274	256	7.0%

Consolidated Operations (Mainline and Regional):
Passengers (thousands) (1)	17,596	15,540	13.2%
Revenue passenger miles (millions) (2)	23,367	20,292	15.2%
Available seat miles (millions) (3)	28,259	25,482	10.9%
Passenger load factor (4)	82.7%	79.6%	3.1 pts.
Passenger revenue per available seat mile (cents)	11.42	10.29	11.0%
Average yield per revenue passenger mile (cents) (5)	13.81	12.92	6.9%

(continued on next page)
	Six Months Ended
	June 30,		Net
	2006	2005	Increase

Mainline Operations:
Passengers (thousands) (1)	24,232	22,063	9.8%
Revenue passenger miles (millions) (2)	38,651	34,205	13.0%
Available seat miles (millions) (3)	47,919	43,301	10.7%
Cargo ton miles (millions)	525	497	5.6%
Passenger load factor (4)	80.7%	79.0%	1.7 pts.

Passenger revenue per available seat mile (cents)	9.96	9.26	7.6%
Total revenue per available seat mile (cents)	11.14	10.40	7.1%
Average yield per revenue passenger mile (cents) (5)	12.34	11.72	5.3%
Average segment fare per revenue passenger	$199.19	$184.54	7.9%

Cost per available seat mile, including special charges (cents) (6)	10.54	10.23	3.0%
Average price per gallon of fuel, including fuel taxes (cents)	201.09	156.46	28.5%
Fuel gallons consumed (millions)	722	668	8.1%

Actual aircraft in fleet at end of period (7)	360	348	3.4%
Average length of aircraft flight (miles)	1,418	1,362	4.1%
Average daily utilization of each aircraft (hours) (8)	11:03	10:23	6.5%

Regional Operations:
Passengers (thousands) (1)	8,958	7,598	17.9%
Revenue passenger miles (millions) (2)	5,052	4,198	20.3%
Available seat miles (millions) (3)	6,456	5,766	12.0%
Passenger load factor (4)	78.3%	72.8%	5.5 pts.
Passenger revenue per available seat mile (cents)	17.65	15.23	15.9%
Average yield per revenue passenger mile (cents) (5)	22.56	20.91	7.9%
Actual aircraft in fleet at end of period (7)	274	256	7.0%

Consolidated Operations (Mainline and Regional):
Passengers (thousands) (1)	33,190	29,661	11.9%
Revenue passenger miles (millions) (2)	43,703	38,403	13.8%
Available seat miles (millions) (3)	54,375	49,067	10.8%
Passenger load factor (4)	80.4%	78.3%	2.1 pts.
Passenger revenue per available seat mile (cents)	10.87	9.96	9.1%
Average yield per revenue passenger mile (cents) (5)	13.52	12.73	6.2%
  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.
  Includes special charges which represented 0.04 cents per available seat mile for the three months ended June 30, 2006, 0.01 cents for the six months ended June 30, 2006 and 0.10 cents for the six months ended June 30, 2005.
  Excludes aircraft that have been removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $2.7 billion in consolidated cash, cash equivalents and short-term investments, which is $522 million higher than at December 31, 2005. Included in this amount at June 30, 2006 is $248 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash at December 31, 2005 totaled $241 million.

Operating Activities. Cash flows provided by operations for the six months ended June 30, 2006 were $984 million compared to $530 million in the same period in 2005. The increase in cash flows provided by operations in 2006 compared to 2005 is primarily the result of an improvement in operating income and advance ticket sales associated with increased flight activity, partially offset by $47 million higher contributions to our defined benefit pension plans in the first six months of 2006 than in the first six months of 2005.

Investing Activities. Cash flows used in investing activities were $329 million for the six months ended June 30, 2006 compared to cash flows used investing activities of $51 million for the six months ended June 30, 2005. Capital expenditures for the six months ended June 30, 2006 were $85 million higher than in the first six months of 2005. Cash used for purchase deposits increased $50 million related to deposits on Boeing aircraft. A significant component of cash provided by investing activities in the first six months of 2005 was our conversion of certain short-term auction rate certificates into short-term cash equivalents.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. On June 6, 2006, we announced that we had ordered ten additional Boeing 787 aircraft and 24 additional Next-Generation 737 aircraft. Net capital expenditures for the full year 2006 are expected to be $340 million, or $405 million after considering purchase deposits to be paid, net of purchase deposits to be refunded. Projected net capital expenditures for 2006 consist of $180 million of fleet expenditures, $100 million of non-fleet expenditures and $60 million for rotable parts and capitalized interest. Through June 30, 2006, our net capital expenditures totaled $163 million and net purchase deposits paid totaled $128 million.

On July 5, 2006, we sold 7.5 million shares of Copa's Class A common stock for $156 million in cash, net of underwriting fees. This sale reduced our ownership to 4.4 million shares, which represents a 10% interest. We will recognize a gain of $92 million in the third quarter of 2006 related to this transaction.

Financing Activities. Cash flows used in financing activities, primarily the payment of long-term debt and capital lease obligations, were $176 million for the six months ended June 30, 2006 compared to cash flows provided by financing activities of $212 million in the six months ended June 30, 2005.

In March 2006, we elected to pre-pay $96 million of debt due in early 2007. This debt had an interest rate of LIBOR plus 4.53%.

In June 2006, we refinanced our $195 million Floating Rate Secured Notes due December 2007 and $97 million Floating Rate Secured Subordinated Notes due December 2007 by redeeming these notes with proceeds that we received from issuing two new series of equipment notes. The new notes total $320 million principal amount and mature in June 2013. Similar to the refinanced notes, the new notes are secured by the majority of our spare parts inventory. A portion of the spare parts inventory that serves as collateral for the new equipment notes is classified as property and equipment and the remainder is classified as spare parts and supplies, net.

The new series of senior equipment notes, which totaled $190 million principal amount, bears interest at the three-month London Interbank Offered Rate, or LIBOR, plus 0.35% for an initial coupon of 5.63%. The new series of junior equipment notes, which totaled $130 million principal amount, bears interest at the three-month LIBOR plus 3.125% for an initial coupon of 8.41%. The effect of the issuance of the new equipment notes and the redemption of the previously issued notes was to lower the interest rate that we pay on the indebtedness by approximately 55 basis points in the case of the senior notes and 438 basis points in the case of the junior notes, to increase the cash raised and principal amount by $28 million and to extend the maturity date of the indebtedness by five and a half years.

In connection with these equipment notes, we entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions.

We have entered into agreements to finance the six 737-800 aircraft to be delivered in the remainder of 2006 and the two 777-200ER aircraft to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. In addition, we have backstop financing for 24 of the remaining 60 Next-Generation 737 aircraft to be delivered in 2008 and 2009. However, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

At June 30, 2006, we had approximately $5.4 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interests in Copa and Holdings are not pledged as collateral under any of our debt. We were in compliance with all debt covenants at June 30, 2006.

On July 1, 2006, our 5% Convertible Notes due 2023 with a principal amount of $175 million became convertible into shares of our common stock at a conversion price of $20 per share following the satisfaction of one of the conditions to convertibility. This condition, which was satisfied on June 30, 2006, provided that the notes would become convertible once the closing price of our common stock exceeded $24 per share (120% of the $20 per share conversion price) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a fiscal quarter. All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase all or a portion of their notes at par plus accrued and unpaid interest, if any, on June 15 of 2010, 2013 or 2018, or in the event of certain changes in control.

At June 30, 2006, our senior unsecured debt ratings were Caa2 by Moody's and CCC+ by Standard & Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $115 million under our bank-issued credit card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $27 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

We and our wholly-owned subsidiaries AMI and CMI have loans under a $350 million secured loan facility. The loans are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of AMI and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets. The loan documents require us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans.

In addition, if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by the most recently delivered periodic appraisal, is greater than 52.5% through October 2, 2006 and 48% thereafter, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than the loan-to-collateral value ratio permitted on the date of determination. We are currently in compliance with these covenants. However, on or prior to October 3, 2006, in order to satisfy the 48% loan-to-collateral value ratio on such date, we will be required to post additional non-cash collateral in an amount not less than $60 million, prepay loans or post cash collateral in an amount not less than $29 million or a combination thereof.

Our bank-issued credit card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of .29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $560 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured loan facility, resulting in a default under such facility.

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

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 250 leased and owned mainline jet aircraft. Typically, these pass-through certificates, as well as separate financings secured by aircraft spare parts and spare engines, contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Morgan Stanley Bank, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 130 leased regional jet aircraft currently operated by ExpressJet. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $511 million at June 30, 2006. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for the parent company of Ambac Assurance Corporation is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C. and financial information for FGIC is available over the internet at http://www.fgic.com. A policy provider is also used as credit support for the financing of certain facilities at Bush Intercontinental, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $57 million at June 30, 2006.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first six months of 2006, we contributed $97 million to our defined benefit pension plans. We contributed an additional $75 million to these plans in July 2006. Including these contributions, based on current assumptions and applicable law, we expect to contribute a total of $258 million to our defined benefit pension plans in 2006 to meet our minimum funding obligations.

OUTLOOK

Capacity Purchase Agreement. Our capacity purchase agreement with ExpressJet covers all of ExpressJet's existing fleet. Under the agreement, we have the right to give no less than twelve months' notice to ExpressJet of our intent to reduce the number of its aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the capacity purchase agreement because we believe the rates charged by ExpressJet for regional capacity are above the current market. The withdrawals are scheduled to begin in December 2006 and be completed during the summer of 2007. On May 5, 2006, ExpressJet notified us that it intends to keep all of the 69 regional jets covered by our withdrawal notice, as permitted by the capacity purchase agreement. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the capacity purchase agreement, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

Under our capacity purchase agreement with ExpressJet, ExpressJet has the option to (1) fly any of the withdrawn aircraft it retains for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its arrangement with us that prohibits ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the agreement), or (2) fly any of the withdrawn aircraft it retains under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to ExpressJet's arrangement with us respecting our hubs. So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in our capacity purchase agreement) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions on a most-favored-nations basis.

As we have reviewed our options for replacing these aircraft, we have evaluated the size of our overall regional network and expect to reduce capacity in unprofitable markets. On July 21, 2006, we announced our selection of Chautauqua Airlines, Inc. to provide and operate 44 regional jets as a Continental Express carrier beginning in 2007, under a new capacity purchase agreement. Chautauqua, a subsidiary of Republic Airways Holdings Inc., will operate 50-seat regional jets on our behalf, under the Continental Express brand. We will continue to schedule and market all of our Continental Express regional jet service. Our agreement with Chautauqua calls for us to pay a fixed fee to Chautauqua, which is subject to specified reconciliations and annual escalations, for their operation of the aircraft. Chautauqua will supply the 44 aircraft that it will operate under the agreement. The agreement has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the right to extend the agreement with respect to any of the aircraft on the same terms for five one-year terms. In the case of up to 24 of the aircraft, this right will be subject to the terms of the related aircraft lease. We currently have no plans to replace 25 of the 69 50-seat regional jets retained by ExpressJet.

We anticipate that the reduced costs for the regional capacity that will be operated by Chautauqua, together with the elimination of unprofitable routes due to the reduced number of regional aircraft and the increased income from ExpressJet for higher lease rates to be paid to us on the 69 retained aircraft, will result in a net benefit to us of over $100 million annually on a run-rate basis.

Capacity Growth. Other than the 44 replacement regional jet aircraft that Chautauqua will provide and operate to partially replace the 69 withdrawn ExpressJet aircraft and two Boeing 777 aircraft that we will take delivery of in early 2007, we will not take any new aircraft deliveries in 2007. As a result, we anticipate growing our mainline capacity approximately 5% and our consolidated capacity between 3% and 4% in 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2005 Form 10-K except as follows:

Foreign Currency. We had forward contracts outstanding at June 30, 2006 to hedge the following cash flows for the remainder of 2006:

  Approximately 20% of our projected British pound-denominated cash flows.
  Approximately 9% of our projected Japanese yen-denominated cash flows.
  Approximately 77% of our projected Canadian dollar-denominated cash flows.

We estimate that at June 30, 2006, a 10% strengthening in the value of the U.S. dollar relative to the British pound, Japanese yen, and Canadian dollar would have increased the fair value of the existing forward contracts by $1 million, $2 million and $2 million, respectively, offset by a corresponding loss on the underlying 2006 exposure of $9 million, $13 million and $4 million, respectively, resulting in net losses of $8 million, $11 million and $2 million, respectively.

Aircraft Fuel. Historically, we have from time to time entered into petroleum swap contracts, petroleum call option contracts and/or jet fuel purchase commitments to provide some short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices.

Beginning in the first quarter of 2006, we modified our hedging strategy to hedge in a manner that better matches our hedged fuel costs with passenger tickets already sold. As part of our strategy, we take into account the volume and date of flight for the tickets sold comprising our current air traffic liability, the amount of jet fuel that has been delivered or we have under contract and the volume of fuel required by us with respect to tickets already sold. We then construct a hedge position that is designed to better hedge fuel prices with respect to tickets already sold, with respect to which we can no longer adjust our pricing. Implicit in this strategy is our belief that, as to tickets not yet sold, the market will be efficient and that fare levels will adjust to keep pace with fuel costs.

As of June 30, 2006, we had hedged approximately 29% of our projected fuel requirements for the third quarter of 2006 and 8% of our projected fuel requirements for the fourth quarter of 2006 using petroleum swap contracts with a weighted average swap price of $72.80 per barrel. The fair value of the petroleum swap contracts outstanding at June 30, 2006 was $9 million, which is included in prepayments and other current assets in our consolidated balance sheet. We estimate that a 10% increase in the price per barrel of crude oil at June 30, 2006 would increase the fair value of petroleum swap contracts outstanding at June 30, 2006 by $30 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A. "Risk Factors" of our 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K.

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

A significant failure or disruption of the computer systems on which we rely could adversely affect our business. We depend heavily on computer systems and technology to operate our business, such as flight operations systems, communications systems, airport systems and reservations systems (including continental.com and third party global distribution systems). These systems could suffer substantial or repeated disruptions due to events beyond our control, including natural disasters, power failures, terrorist attacks, equipment or software failures and computer viruses and hackers. Any such disruptions could materially impair our flight and airport operations and our ability to market our services, and could result in increased costs, lost revenue and the loss or compromise of important data. Although we have taken measures in an effort to reduce the adverse effects of certain potential failures or disruptions, if these steps are not adequate to prevent or remedy the risks, our business may be materially adversely affected.

In addition, a significant portion of our revenue, including a significant portion of our higher yield traffic, is derived from bookings made through third party global distribution systems ("GDSs") used by many travel agents and travel purchasers. Over the past several years we have focused on reducing our distribution costs, including GDS fees. We recently entered into new long-term content agreements with the operators of three of the four major GDSs, and our current agreement with the operator of the fourth major GDS is scheduled to expire in September 2006. We are currently in negotiations with the operator of the fourth major GDS, and we have not yet been able to reach a content agreement on terms that are acceptable to us. If we are unable to reach agreement with the operator of the fourth GDS, it is possible that our flights would not be available for sale through that GDS. The lack of a content agreement would make our fares, seat availability, schedules and inventories unavailable for display through the GDS, which could damage our relationships with any travel agents or travel purchasers reliant on that GDS, and could also result in a decline in our sales, which decline could be sufficient to result in a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Continental's Annual Meeting of Stockholders was held on June 6, 2006. The following individuals were elected to Continental's Board of Directors to hold office for the ensuing year:
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack, Jr.	66,295,605	7,256,936
Kirbyjon H. Caldwell	67,178,104	6,374,437
Lawrence W. Kellner	66,989,540	6,563,001
Douglas H. McCorkindale	66,976,364	6,576,177
Henry L. Meyer III	66,339,582	7,212,959
Oscar Munoz	67,853,627	5,698,914
George G. C. Parker	67,804,261	5,748,280
Jeffery A. Smisek	66,989,954	6,562,587
Karen Hastie Williams	65,932,367	7,620,174
Ronald B. Woodard	67,235,135	6,317,406
Charles A. Yamarone	67,127,529	6,425,012

A proposal to amend our Amended and Restated Certificate of Incorporation to increase the authorized Class B common stock was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

55,144,546	18,314,889	87,105

A proposal to amend our Incentive Plan 2000 to increase the number of shares of Class B common stock issuable under the plan was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

30,849,597	25,661,744	91,288

A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

73,129,381	351,416	65,743

A proposal of stockholder regarding our political activities was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

3,246,842	35,923,656	17,430,132

Item 5. Other Information.

On July 18, 2006, we entered into a senior loan finance agreement with a syndicate of commercial banks and a subordinated loan finance agreement with a financial institution to provide for an aggregate of $394 million in debt financing for the six Boeing 737-800 aircraft to be delivered to us in the second half of 2006 and the two Boeing 777-200ER aircraft expected to be delivered to us in the first half of 2007. The loans will be funded as each aircraft delivers in accordance with two separate loan agreements for each aircraft and the loans will be secured by a mortgage and security agreement covering each of the financed aircraft. The first such loan funded on July 18, 2006 in conjunction with the delivery of a Boeing 737-800 aircraft. All of the senior loans for all of the Boeing 737-800 aircraft will mature in July 2018 and all of the senior loans for the Boeing 777-200ER aircraft will mature in January 2019. All of the subordinated loans for all of the aircraft will have a term of approximately seven years. The interest rate on the loans generally will be the London Interbank Offered Rate, known as LIBOR, plus a blended margin of approximately 1.9% per annum. Each senior loan agreement for a particular aircraft will contain cross default provisions to the subordinated loan agreement for that particular aircraft as well as to the senior loan agreements for the other aircraft, and each subordinated loan agreement will contain similar cross default provisions. In addition, the loans will be cross collateralized. The loan agreements will contain customary events of default and remedies provisions for transactions of this nature, including provisions that entitle lenders to accelerate their loans if we, among other things, fail to make scheduled payments of principal and interest after designated grace periods or if we file for bankruptcy.

Item 6. Exhibits.
3.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Continental - incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A/A filed July 5, 2006.

10.1*	Second Amendment to Continental's Incentive Plan 2000.
10.2

Amendment No. 1, dated May 30, 2006, to Credit and Guaranty Agreement, dated as of June 1, 2005, among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital Inc., as administrative agent, and the lenders party thereto.

10.3

Supplemental Agreement No. 38, dated June 6, 2006, to Purchase Agreement No. 1951 between Continental and The Boeing Company ("Boeing"), dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)

10.4	Supplemental Agreement No. 3, dated May 3, 2006, to Purchase Agreement No. 2484 between Continental and Boeing, dated December 29, 2004, relating to the purchase of Boeing 787 aircraft. (1)
10.5

Fifth Amendment, dated April 14, 2006, to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: July 21, 2006	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: July 21, 2006	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.
3.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Continental - incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A/A filed July 5, 2006.

10.1*	Second Amendment to Continental's Incentive Plan 2000.
10.2

Amendment No. 1, dated May 30, 2006, to Credit and Guaranty Agreement, dated as of June 1, 2005, among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital Inc., as administrative agent, and the lenders party thereto.

10.3

Supplemental Agreement No. 38, dated June 6, 2006, to Purchase Agreement No. 1951 between Continental and The Boeing Company ("Boeing"), dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)

10.4	Supplemental Agreement No. 3, dated May 3, 2006, to Purchase Agreement No. 2484 between Continental and Boeing, dated December 29, 2004, relating to the purchase of Boeing 787 aircraft. (1)
10.5

Fifth Amendment, dated April 14, 2006, to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.