Form 10-Q
period 2006-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2006-10-19
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

__________

As of October 13, 2006, 90,103,298 shares of Class B common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Revenue:
Passenger (excluding fees and taxes of $361, $315, $1,040, and $884, respectively)	$3,231	$2,760	$9,141	$7,647
Cargo	117	102	336	298
Other, net	170	139	494	418
	3,518	3,001	9,971	8,363
Operating Expenses:
Aircraft fuel and related taxes	858	684	2,310	1,729
Wages, salaries and related costs	743	646	2,159	2,009
Regional capacity purchase, net	475	406	1,344	1,140
Aircraft rentals	249	234	742	689
Landing fees and other rentals	195	182	578	535
Distribution costs	157	154	495	445
Maintenance, materials and repairs	140	116	407	334
Depreciation and amortization	99	97	292	293
Passenger services	97	91	268	252
Special charges	1	3	5	46
Other	312	279	923	836
	3,326	2,892	9,523	8,308

Operating Income	192	109	448	55

Nonoperating Income (Expense):
Interest expense	(99)	(106)	(300)	(304)
Interest capitalized	5	4	14	9
Interest income	37	21	92	47
Income from affiliates	15	27	49	67
Gain on sale of Copa Holdings, S.A. shares	92	-	92	-
Gain on disposition of ExpressJet Holdings shares	-	-	-	98
Other, net	(5)	6	1	3
	45	(48)	(52)	(80)

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	237	61	396	(25)

Income Taxes	-	-	-	-

Income (Loss) before Cumulative Effect of Change in Accounting Principle	237	61	396	(25)

Cumulative Effect of Change in Accounting Principle	-	-	(26)	-

Net Income (Loss)	$ 237	$ 61	$ 370	$ (25)

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 2.64	$ 0.91	$ 4.49	$(0.37)
Cumulative Effect of Change in Accounting Principle	-	-	(0.30)	-
Net Income (Loss)	$ 2.64	$ 0.91	$ 4.19	$(0.37)

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 2.17	$ 0.80	$ 3.74	$(0.38)
Cumulative Effect of Change in Accounting Principle	-	-	(0.24)	-
Net Income (Loss)	$ 2.17	$ 0.80	$ 3.50	$(0.38)

Shares Used for Computation:
Basic	89.7	67.0	88.3	66.8
Diluted	111.8	81.9	110.5	66.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	September 30,	December 31,	September 30,
ASSETS	2006	2005	2005
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,217	$ 1,723	$ 1,705
Restricted cash	247	241	247
Short-term investments	282	234	218
Total cash, cash equivalents and short-term investments	2,746	2,198	2,170

Accounts receivable, net	666	515	546
Spare parts and supplies, net	218	201	241
Deferred income taxes	166	154	154
Note receivable from ExpressJet Holdings, Inc.	-	18	45
Prepayments and other	449	341	293
Total current assets	4,245	3,427	3,449

Property and Equipment:
Owned property and equipment:
Flight equipment	6,951	6,706	6,680
Other	1,403	1,372	1,301
	8,354	8,078	7,981
Less: Accumulated depreciation	2,492	2,328	2,213
	5,862	5,750	5,768

Purchase deposits for flight equipment	166	101	126

Capital leases	336	344	362
Less: Accumulated amortization	116	109	122
	220	235	240
Total property and equipment, net	6,248	6,086	6,134

Routes	484	484	486
Airport operating rights, net	123	133	138
Investment in affiliates	75	112	163
Intangible pension asset	60	60	63
Other assets, net	231	227	239

Total Assets	$11,466	$10,529	$10,672

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2006	2005	2005
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 763	$ 546	$ 620
Accounts payable	1,053	846	741
Air traffic and frequent flyer liability	1,817	1,475	1,527
Accrued payroll	232	234	253
Accrued other liabilities	361	298	282
Total current liabilities	4,226	3,399	3,423

Long-Term Debt and Capital Leases	4,735	5,057	5,337

Deferred Income Taxes	166	154	154

Accrued Pension Liability	987	1,078	1,079

Other	648	615	544

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000, 200,000,000 and 200,000,000 shares authorized; 115,390,453, 111,690,943 and 92,539,037 issued	1	1	1
Additional paid-in capital	1,711	1,635	1,416
Retained earnings	776	406	449
Accumulated other comprehensive loss	(643)	(675)	(590)
Treasury stock - 25,489,506, 25,489,413 and 25,489,291 shares, at cost	(1,141)	(1,141)	(1,141)
Total stockholders' equity	704	226	135
Total Liabilities and Stockholders' Equity	$ 11,466	$ 10,529	$ 10,672

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Nine Months Ended September 30,
	2006		2005

Net cash provided by operations	$	$ 904	$ 453

Cash Flows from Investing Activities:
Capital expenditures		(235)	(123)
Purchase deposits paid in connection with future aircraft deliveries, net		(65)	(26)
(Purchase) sale of short-term investments, net		(48)	62
Proceeds from sale of Copa Holdings, S.A. shares, net		156	-
Proceeds from dispositions of property and equipment		9	42
Increase in restricted cash		(6)	(36)
Other		1	1
Net cash used in investing activities		(188)	(80)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(647)	(305)
Proceeds from issuance of long-term debt		372	433
Proceeds from issuance of common stock		53	6
Other		-	20
Net cash (used in) provided by financing activities		(222)	154

Net Increase in Cash and Cash Equivalents		494	527

Cash and Cash Equivalents - Beginning of Period		1,723	1,178

Cash and Cash Equivalents - End of Period		$2,217	$1,705

Investing and Financing Activities Not Affecting Cash:
Contribution of ExpressJet stock to pension plan		$ -	$ 130
Property and equipment acquired through the issuance of debt		160	-

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

Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

NOTE 1 - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator (a):
Numerator for basic earnings (loss) per share - net income (loss)	$ 237	$ 61	$ 370	$(25)
Effect of dilutive securities - interest expense on:
5% Convertible Notes	1	2	4	-
4.5% Convertible Notes	2	2	5	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	2	-	8	-
Reduction in our proportionate equity in ExpressJet Holdings, Inc. ("Holdings") resulting from the assumed conversion of Holdings' convertible securities	-	-	(1)	(1)
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions and effect of dilutive securities of equity investee	$ 242	$ 65	$ 386	$(26)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	89.7	67.0	88.3	66.8

Effect of dilutive securities:
5% Convertible Notes	8.8	8.8	8.8	-
4.5% Convertible Notes	5.0	5.0	5.0	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	4.1	-	4.1	-
Employee stock options	4.2	1.1	4.3	-
Dilutive potential common shares	22.1	14.9	22.2	-

Denominator for diluted earnings (loss) per share - adjusted weighted-average and assumed conversion	111.8	81.9	110.5	66.8

  The adjustments to net income to determine the numerator for diluted earnings per share for the three and nine months ended September 30, 2006 are net of the related effect on employee profit sharing, as discussed in Note 6.

Approximately 4.1 and 17.9 million potential shares of common stock related to convertible debt securities were excluded from the computation of diluted loss per share in the three and nine months ended September 30, 2005, respectively, because they were antidilutive. In addition, approximately 0.8 million, 5.0 million, 1.0 million and 5.4 million of weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings (loss) per share for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, respectively, because the effect of including the options would have been antidilutive or the options' exercise prices were greater than the average market price of our common stock.

NOTE 2 - FLEET INFORMATION

As shown in the following table, our operating aircraft fleet consisted of 364 mainline jets and 274 regional jets at September 30, 2006. The regional jets are leased by ExpressJet Airlines, Inc. ("ExpressJet") from us and are operated for us by ExpressJet as Continental Express.

Aircraft Type	Total Aircraft	Owned	Leased

777-200ER	18	6	12
767-400ER	16	14	2
767-200ER	10	9	1
757-300	17	9	8
757-200	41	13	28
737-900	12	8	4
737-800	103	30	73
737-700	36	12	24
737-500	63	15	48
737-300	48	22	26
Mainline jets	364	138	226

ERJ-145XR	104	-	104
ERJ-145	140	18	122
ERJ-135	30	-	30
Regional jets	274	18	256

Total	638	156	482

During the third quarter of 2006, we placed into service four new 737-800 aircraft. During the first six months of 2006, we placed into service four used 757-300 aircraft and ExpressJet took delivery of eight ERJ-145XR aircraft. The table above excludes one 737-800 aircraft delivered in September 2006 but not placed into service until October 2006.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Firm Order and Option Aircraft. On June 6, 2006, we announced that we had ordered ten additional Boeing 787 aircraft and 24 additional Next-Generation 737 aircraft. We now have firm orders for 20 Boeing 787 aircraft and options for 20 additional 787 aircraft. As of September 30, 2006, we had total firm commitments for 83 new aircraft from Boeing (61 737s, two 777s and 20 787s), with an estimated aggregate cost of $4.3 billion including related spare engines. We are scheduled to take delivery of one 737-800 aircraft during the remainder of 2006 (in addition to the aircraft delivered in September 2006 but not placed into service until October 2006), with delivery of the remaining 82 Boeing aircraft scheduled to occur between 2007 and 2012. In addition to our firm order aircraft, we have options to purchase a total of 67 additional Boeing aircraft.

We have entered into agreements to finance the six 737-800 aircraft delivered or scheduled to be delivered in the second half of 2006 and two 777-200ER aircraft scheduled to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. In addition, we have backstop financing for 24 of the remaining 60 Next-Generation 737 aircraft scheduled to be delivered in 2008 and 2009. However, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

Capacity Purchase Agreements. As further discussed in Note 9, 69 of the regional jets operated by ExpressJet (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) will be withdrawn from our capacity purchase agreement with ExpressJet during the period beginning in December 2006 and ending in June 2007. ExpressJet has notified us that it will retain these 69 aircraft. Following the withdrawal of these aircraft, they will no longer be operated for us by ExpressJet under the capacity purchase agreement. We selected Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings Inc., to provide and operate up to 44 of its regional jet aircraft on our behalf beginning in 2007, under a new capacity purchase agreement. We do not intend to replace the remaining 25 of the 69 50-seat regional jets retained by ExpressJet.

NOTE 3 - LONG-TERM DEBT

Notes Secured by Spare Parts Inventory. In June 2006, we refinanced our $195 million Floating Rate Secured Notes due December 2007 and $97 million Floating Rate Secured Subordinated Notes due December 2007 by redeeming these notes with proceeds that we received from issuing two new series of equipment notes. The new notes total $320 million principal amount and mature in June 2013. Similar to the refinanced notes, the new notes are secured by the majority of our spare parts inventory. A portion of the spare parts inventory that serves as collateral for the new equipment notes is classified as property and equipment and the remainder is classified as spare parts and supplies, net.

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

In connection with these equipment notes, we entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions. We are currently in compliance with these covenants.

Secured Term Loan Facility. We and our wholly-owned subsidiary Continental Micronesia, Inc. ("CMI") have loans under a $350 million secured term loan facility. The loans are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of our wholly-owned subsidiary Air Micronesia, Inc. ("AMI") and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets. The facility was amended in August 2006 to lower the coupon 200 basis points to LIBOR plus 3.375%. The loans are due in June 2011. The amended facility requires us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans.

In addition, the amended facility provides that if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by the most recently delivered periodic appraisal, is greater than 52.5%, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than 52.5%. We are currently in compliance with the covenants in the amended facility.

Aircraft Financings. During the third quarter of 2006, we incurred $196 million of floating rate indebtedness. This debt is secured by the five 737-800 aircraft that were delivered and three 737-500 aircraft that were refinanced in the third quarter of 2006.

Convertible Debt Securities. On July 1, 2006, our 5% Convertible Notes due 2023 with a principal amount of $175 million became convertible into shares of our common stock at a conversion price of $20 per share following the satisfaction of one of the conditions to convertibility. This condition, which was satisfied on June 30, 2006, provided that the notes would become convertible once the closing price of our common stock exceeded $24 per share (120% of the $20 per share conversion price) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a fiscal quarter. If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered. All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2010, 2013 or 2018. We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof. Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

Maturities. Maturities of long term debt due before December 31, 2006 and for the next four years are as follows (principal amounts, in millions):
October 1, 2006 through December 31, 2006	$288
Year ending December 31,
2007	563
2008	650
2009	479
2010	621

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

The table below summarizes stock option activity pursuant to our plans for the nine months ended September 30, 2006 (share data in thousands):
	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (millions)

Outstanding at beginning of period	12,710	$13.57
Granted	1,802	$23.64
Exercised	(3,308)	$14.24
Cancelled	(360)	$18.07
Outstanding at end of period	10,844	$14.89	4.5	$149

Exercisable at end of period	3,530	$15.21	3.2	$ 49

We issued stock options for approximately 1.8 million shares of our common stock with a weighted average exercise price of $23.64 per share in the first nine months of 2006. The exercise price is the closing price of our common stock on the grant date. The options generally vest in equal installments over three or four years, and generally have terms of five or six years.

The weighted-average fair value of options granted during the first nine months of 2006 was determined to be $11.33, based on the following weighted-average assumptions:
Risk-free interest rate	4.6%
Dividend yield	0%
Expected market price volatility of our common stock	63%
Expected life of options (years)	3.4

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $42 million. Cash received from option exercises during the nine months ended September 30, 2006 totaled $47 million.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at September 30, 2006 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$3.65-$11.87	465	2.7	$11.29
$11.89	6,740	5.2	$11.89
$11.96-$15.78	1,584	1.1	$15.56
$15.90-$56.81	2,055	4.9	$25.01

$3.65-$56.81	10,844	4.5	$14.89

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$11.87	187	$11.14
$11.89	1,585	$11.89
$11.96-$15.78	1,475	$15.66
$15.90-$56.81	283	$34.21

$3.65-$56.81	3,530	$15.21

Stock Price Based RSU Awards. Stock Price Based RSU Awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of SFAS 123R, we had recognized no liability or expense because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. The fair value is determined using a pricing model until the specified stock price target has been met, and is determined based on the current stock price thereafter. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the Stock Price Based RSU Awards at that date, which reduced earnings by $26 million ($0.30 per basic share and $0.24 per diluted share).

On February 1, 2006, in light of the sacrifices made by their co-workers in connection with pay and benefit cost reduction initiatives, our officers voluntarily surrendered their Stock Price Based RSU Awards for the performance period ending March 31, 2006, which had vested during the first quarter of 2006 and would have otherwise paid out $23 million at the end of March 2006. Of the $26 million total cumulative effect of change in accounting principle recorded on January 1, 2006, $14 million related to the surrendered awards. Accordingly, upon surrender, we reported the reversal of the $14 million as a reduction of special charges in our statement of operations during the first quarter of 2006. The remaining $12 million of the cumulative effect of change in accounting principle was related to the Stock Price Based RSU Awards with a performance period ending December 31, 2007, discussed below, which were not surrendered.

During the first quarter of 2006, our stock price achieved the performance target price per share for 1.2 million Stock Price Based RSU Awards with a performance period ending December 31, 2007. Accordingly, we now measure these awards based on the current stock price (which was $28.31 per share at September 30, 2006) and will recognize the related expense ratably through December 31, 2007, after adjustment for changes in the then-current market price of our common stock. These awards constitute all remaining outstanding Stock Price Based RSU Awards.

Profit Based RSU Awards.  During the first nine months of 2006, we issued 1.7 million profit-based RSU awards ("Profit Based RSU Awards") pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon achievement of specified profit-based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing that are the basis for calculating distributions to participants under our enhanced employee profit sharing plan during the period from April 1, 2006 through December 31, 2009, and that we have net income calculated in accordance with generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target will generally be made in one-third annual increments to participants who remain continuously employed by us through each payment date. The earliest possible payment date is March 31, 2008. Payments are also conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance of $1.125 billion at the end of the fiscal year preceding the date any payment is made. If we do not achieve the cash hurdle applicable to a payment date, the payment will be deferred until the next payment date (March 31 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20-day trading period preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-based performance target. Depending on the level of cumulative employee profit sharing achieved, the payment percentage can range from 0% to 337.5% of the underlying Profit Based RSU Award.

We account for the Profit Based RSU Awards as liability awards. Once it is probable that a performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock.

Impact of Adoption of SFAS 123R. The impact of adopting SFAS 123R on January 1, 2006 for the three and nine months ended September 30, 2006, including the effects of the vesting and surrender of Stock Price Based RSU Awards subsequent to January 1, 2006, was as follows (in millions, except per share data):
	Increase (Decrease) in Net Income
	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Wages, salaries and related costs	$ (8)	$ (36)
Special charges	-	14
Income before income taxes and cumulative effect of change in accounting principle	(8)	(22)
Cumulative effect of change in accounting principle	-	(26)
Increase (decrease) in net income	$ (8)	$ (48)

Increase (decrease) in earnings per share:
Basic	$(0.09)	$(0.54)
Diluted	$(0.07)	$(0.43)

Total stock-based compensation expense included in wages, salaries and related costs for the three and nine months ended September 30, 2006 was $12 million and $44 million, respectively. As of September 30, 2006, $100 million of compensation cost attributable to future service related to unvested employee stock options, Stock Price Based RSU Awards and the Profit Based RSU Awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.0 years.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 had we applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (in millions, except per share data):
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss), as reported	$ 61	$ (25)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax in 2005	(8)	(19)
Net income (loss), pro forma	$ 53	$ (44)

Basic earnings (loss) per share:
As reported	$0.91	$(0.37)
Pro forma	$0.79	$(0.66)

Diluted earnings (loss) per share:
As reported	$0.80	$(0.38)
Pro forma	$0.70	$(0.67)

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

We include changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting in comprehensive income (loss). The adjustments to the minimum pension liability result from remeasurements of our pension obligation as a result of annual valuations, the pension settlement charges in 2006 and 2005 and the curtailment loss recorded in the first quarter of 2005, as discussed in Note 6. The components of total comprehensive income (loss) for the three and nine months ended September 30 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$237	$ 61	$370	$(25)
Minimum pension liability adjustments	(93)	2	71	(17)
Unrealized gains (losses) on derivative financial instruments	(42)	(2)	(38)	16
Other	-	-	(1)	(2)
Total comprehensive income (loss)	$102	$ 61	$402	$(28)

NOTE 6 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans. Net periodic defined benefit pension expense for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service cost	$ 15	$ 13	$ 44	$ 73
Interest cost	36	37	110	115
Expected return on plan assets	(30)	(31)	(92)	(92)
Amortization of prior service cost	2	2	6	9
Amortization of unrecognized net actuarial loss	15	17	51	56
Net periodic defined benefit pension expense	38	38	119	161
Settlement charge (included in special charges)	8	18	37	18
Curtailment loss (included in special charges)	-	-	-	43
Net defined benefit pension expense	$ 46	$ 56	$156	$222

During the first nine months of 2006, we contributed $176 million to our defined benefit pension plans. In October 2006, we contributed an additional $70 million to our defined benefit pension plans, resulting in total contributions of $246 million in 2006 to date (which exceeds the minimum contributions required to be made prior to December 31, 2006, after giving effect to the recently enacted Pension Protection Act of 2006). During the first nine months of 2005, we contributed $109 million in cash and 12.1 million shares of Holdings common stock valued at $130 million to our defined benefit pension plans. We recognized gains of $98 million related to those stock contributions.

During the three and nine months ended September 30, 2006, we recorded $8 million and $37 million non-cash settlement charges, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan. We recorded a similar charge of $18 million during the third quarter of 2005. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

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

Employee Profit Sharing Plan. In January 2005, we announced an enhanced employee profit sharing plan. The plan, which will be in place through December 31, 2009, creates an award pool for participating employees of 30% of the first $250 million of annual pre-tax income, 25% of the next $250 million and 20% of amounts over $500 million. For purposes of the plan, pre-tax net income excludes unusual or non-recurring items and is calculated prior to any costs associated with incentive compensation for executives with performance targets determined by the Human Resources Committee of our Board of Directors. Payment of profit sharing to participating employees occurs in the fiscal year following the year in which profit sharing is earned and the related expense is recorded. Substantially all of our employees (other than employees who participate in our management or officer bonus programs and a small number of employees of one of our subsidiaries) participate in the plan.

Profit sharing expense is recorded each quarter based on the actual cumulative profits earned to date. Reductions in cumulative profits from quarter to quarter could result in the reversal of a portion or all of the previously recorded profit sharing expense. We recognized $46 and $106 million of profit sharing expense and related payroll taxes in the three and nine months ended September 30, 2006, respectively. This amount is included in wages, salaries and related costs in our consolidated statements of operations.

NOTE 7 - SPECIAL CHARGES

Special charges for the three and nine months ended September 30 were as follows (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Pension settlement charges (see Note 6)	$ 8	$ 18	$ 37	$ 18
Pension curtailment loss (see Note 6)	-	-	-	43
Surrender of Stock Price Based RSU Awards (see Note 4)	-	-	(14)	-
Out-of-service aircraft accrual reductions	(7)	(15)	(18)	(15)
Total special charges	$ 1	$ 3	$ 5	$ 46

Our leased out-of-service aircraft were primarily MD-80s. As of September 30, 2006, we had no remaining out-of-service leased aircraft and no accruals for future lease payments and return conditions, other than an immaterial accrual for lease payments to be made on spare MD-80 engines through July 2007. The reductions in our accruals for future lease payments and return conditions were made following negotiated settlements with aircraft lessors in an improving aircraft market.

NOTE 8 - INVESTMENT IN AFFILIATES

           Investment in Holdings. We account for our investment in Holdings using the equity method of accounting. At September 30, 2006, we held 4.7 million shares, or an 8.6% interest, of Holdings. These 4.7 million shares had a market value of $31 million as of September 30, 2006. Subject to market conditions, we intend to sell or otherwise dispose of all of our shares of Holdings common stock in the future.

As of September 30, 2006, our defined benefit pension plans did not hold any shares of Holdings common stock. During the second quarter of 2006, the independent fiduciary for these plans, which exercises sole and exclusive control over the voting and disposition of all securities owned by such plans, sold the plans' remaining shares.

Investment in Copa. On July 5, 2006, we sold 7.5 million shares of the Class A common stock of Copa Holdings, S.A. ("Copa"), the parent company of Copa Airlines, for $156 million in cash, net of underwriting fees. This sale reduced our ownership of Copa's Class A common stock to 4.4 million shares, which represents a 10% interest and had a market value of $150 million as of September 30, 2006. We recognized a gain of $92 million related to this transaction. Prior to this sale, we held a 27% interest in Copa. We will continue to account for our interest in Copa using the equity method of accounting because of our ongoing ability to influence Copa's operations significantly through our alliance agreements with Copa and our representation on Copa's Board of Directors.

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

ExpressJet. Our capacity purchase agreement with ExpressJet covers all of ExpressJet's existing fleet. Under the agreement, we have the right to give no less than twelve months' notice to ExpressJet of our intent to reduce the number of its aircraft covered by the contract, subject to certain limitations. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the capacity purchase agreement because we believe the rates charged by ExpressJet for regional capacity are above the current market. The withdrawals are scheduled to begin in December 2006 and be completed in June 2007. On May 5, 2006, ExpressJet notified us that it will retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the capacity purchase agreement. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the capacity purchase agreement, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Once the aircraft are withdrawn from the capacity purchase agreement, we will recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations.

Under our capacity purchase agreement with ExpressJet, ExpressJet has the option to (1) fly any of the withdrawn aircraft it retains for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its agreement with us prohibiting ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the capacity purchase agreement), or (2) fly any of the withdrawn aircraft it retains under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to the prohibition against ExpressJet flying into or out of our hubs. So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in our capacity purchase agreement) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions on a most-favored-nations basis.

The capacity purchase agreement currently expires on December 31, 2010, but allows us to terminate the agreement at any time upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the unilateral option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

Chautauqua Airlines. On July 21, 2006, we announced our selection of Chautauqua Airlines, Inc., a subsidiary of Republic Airways Holdings, Inc., to provide and operate up to 44 of its regional jets as a Continental Express carrier beginning in 2007, under a new capacity purchase agreement. We intend to use these aircraft to replace a portion of the capacity represented by the 69 regional jet aircraft being retained by ExpressJet under its agreement with us. Chautauqua will operate 50-seat regional jets on our behalf, under the Continental Express brand. We will continue to schedule and market all of our Continental Express regional jet service. Our agreement with Chautauqua calls for us to pay a fixed fee to Chautauqua, which is subject to specified reconciliations and annual escalations, for its operation of the aircraft. Chautauqua will supply the aircraft that it will operate under the agreement. The agreement has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the unilateral right to extend the agreement on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate per aircraft, subject to the renewal terms of the related aircraft lease. We do not intend to replace the remaining 25 of the 69 50-seat regional jets retained by ExpressJet.

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

Financial information for the three and nine months ended September 30 by business segment is set forth below (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Revenue:
Mainline	$2,932	$2,521	$8,268	$7,026
Regional	586	480	1,703	1,337
Total Consolidated	$3,518	$3,001	$9,971	$8,363

Operating Income (Loss):
Mainline	$ 223	$ 165	$ 508	$ 240
Regional	(31)	(56)	(60)	(185)
Total Consolidated	$ 192	$ 109	$ 448	$ 55

Net Income (Loss):
Mainline	$ 270	$ 118	$ 436	$ 160
Regional	(33)	(57)	(66)	(185)
Total Consolidated	$ 237	$ 61	$ 370	$ (25)

Net income for the mainline segment for the nine months ended September 30, 2006 includes the $26 million cumulative effect of change in accounting principle related to the adoption of SFAS 123R. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by our regional carriers, and expenses include all activity related to the regional operations, regardless of whether such expenses were paid by us or our regional carriers.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. See Note 2 for a discussion of our aircraft purchase commitments.

Financings and Guarantees. We are the guarantor of approximately $1.7 billion aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability described below. These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $156 million at September 30, 2006 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at September 30, 2006 in the amount of $54 million. These letters of credit and performance bonds have expiration dates through September 2008.

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

In our financing transactions structured as loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At September 30, 2006, we had $1.2 billion of floating rate debt and $318 million of fixed rate debt, with remaining terms of up to 12 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate carrying value of $1.2 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $38 million at September 30, 2006.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements or tax laws.

Credit Card Processing Agreement. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of .29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $535 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured loan facility, resulting in a default under such facility.

Employees. As of September 30, 2006, we had approximately 41,500 full-time equivalent employees. During 2006, our flight attendants, the CMI technicians and the CMI flight attendants ratified new contracts containing benefit reductions and work rule changes. The agreements with our flight attendants and the CMI technicians become amendable in December 2009, and our agreement with the CMI flight attendants becomes amendable in December 2010. We are continuing to negotiate with the union representing the CMI agents to obtain annual pay and benefit reductions and work rule changes. In October 2006, our field services employees rejected representation sought by the Transport Workers Union of America. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 43% of whom are represented by unions.

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

We have established a reserve for estimated costs of environmental remediation at Los Angeles and elsewhere in our system, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We expect our total losses from all environmental matters to be $43 million, for which we were fully accrued at September 30, 2006.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We do not have any receivables related to environmental insurance recoveries at September 30, 2006.

In 1999, we purchased property located near our Newark hub in Elizabeth, New Jersey from Honeywell International, Inc. with certain environmental indemnification obligations by us to Honeywell. We did not operate the facility located on or make any improvements to the property. In 2005, we sold the property and in connection with the sale, the purchaser assumed certain environmental indemnification obligations in favor of us. On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency potentially responsible party (PRP) notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property. Honeywell's liability with respect to releases from the property into the Newark Bay Study Area, if any, and our potential indemnification obligation, if any, related thereto cannot be determined at this time. We intend to seek indemnification from the purchaser to the full extent to which we may be required to indemnify Honeywell.

Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are now a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina) filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, there are a total of 90 travel agency plaintiffs remaining in the two cases.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and we are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN 48. In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48; however, we do not believe that it will have a material effect on our consolidated financial position or results of operations.

SFAS 158. In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan's overfunded status or a liability for a plan's underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur.  SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the requirements of SFAS 158. Application of this standard at December 31, 2005 would have resulted in an increase in accrued pension liability of approximately $130 million, an increase in other liabilities of approximately $225 million, a decrease in intangible pension asset of approximately $60 million and a decrease in stockholders' equity of approximately $415 million. However, the effect at December 31, 2006, the adoption date, or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in Item 1A of our 2005 Form 10-K and Part II, Item 1A of this report, which identify important risk factors that could cause actual results to differ materially from those in the forward-looking statements, such as the consequences of our significant financial losses and high leverage, terrorist attacks, domestic and international economic conditions, the significant cost of aircraft fuel, labor costs, competition and industry conditions including the demand for air travel, the airline pricing environment and industry capacity decisions, regulatory matters, disruptions in our computer systems and the seasonal nature of the airline business (the second and third quarters are generally stronger than the first and fourth quarters).  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

General information about us can be found at http://www.continental.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission ("SEC").

OVERVIEW

We recorded net income of $237 million for the third quarter of 2006, as compared to net income of $61 million for the third quarter of 2005. The higher net income in the third quarter of 2006 was the result of higher revenue, our cost-savings initiatives and a gain of $92 million related to the sale of 7.5 million shares of Copa's Class A common stock. The U.S. domestic network carrier environment has improved during 2006 as several of our network competitors have reduced domestic capacity and as carriers have increased fares in response to high fuel prices.

Although we have achieved profitability for the past two quarters, we have suffered substantial losses since September 11, 2001, the magnitude of which is not sustainable if those losses were to continue. Our ability to return to sustained profitability depends, among other factors, on implementing and maintaining a more competitive cost structure, retaining our domestic length-of-haul adjusted revenue per available seat mile ("RASM") premium to the industry and responding effectively to the factors that threaten the airline industry as a whole. We have attempted to return to sustained profitability by implementing the majority of $1.1 billion of annual cost-cutting and revenue-generating measures since 2002, and we have also achieved agreements or arrangements for substantially all of the $500 million reduction in annual pay and benefits costs and work rule changes on a run-rate basis that we targeted in late 2004. Additionally, we anticipate that our costs for regional capacity will be lower beginning in 2007 when a portion of our regional capacity will be flown by a new operator. The lower rates paid to the new operator, together with the elimination of unprofitable routes due to the reduced number of regional aircraft and the increased income from ExpressJet for higher lease rates to be paid us on the 69 aircraft ExpressJet will retain, are expected to result in a net benefit to us of over $100 million annually on a run-rate basis.

We currently intend to grow our mainline capacity between 5% and 7% annually over the next several years, although we expect to exceed that growth rate for 2006 due principally to the additional demand stimulated by lower fares in the New York to Florida markets resulting from increased low-cost competition. We anticipate that we will grow our mainline capacity approximately 5% in 2007. Our future growth will be affected by many factors outside of our control, including competition, passenger demand, fare levels, the state of the global economy and domestic and international events.

Although, as described above, the U.S. domestic network carrier environment has improved and we have achieved profitability for the past two quarters, there are many factors that continue to threaten our ability to return to sustained profitability.

For example, competition from low-cost carriers in certain domestic markets and our response to such competition is resulting in increased capacity and reduced yields in those markets. In addition to competition from low-cost carriers, a number of our network carrier competitors are increasing their international capacity, which is reducing yields or load factors in affected markets. We are also facing stronger competition from carriers that have filed for bankruptcy protection, such as Delta Air Lines and Northwest Airlines, and from carriers recently emerged from bankruptcy, including US Airways and United Airlines. Carriers in bankruptcy are able to achieve substantial cost reductions through, among other things, reduction or discharge of debt, lease and pension obligations and wage and benefit reductions.

High fuel prices continue to contribute to higher costs and diminished profitability. Although fuel prices have declined from record highs in recent weeks and we have experienced more success raising ticket prices in response to higher fuel costs in 2006 than we had in 2005, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage to our peers.

Additionally, our ability to return to sustained profitability could be adversely affected by additional terrorist attacks, or the fear of such attacks, or other international hostilities. The terrorist plot discovered in August 2006 targeting multiple airlines resulted in elevated national threat warnings, flight delays, and the imposition by the Transportation Security Administration and foreign security authorities of additional security measures adversely affecting the contents of baggage that may be carried on an aircraft. Elevated concerns about future terrorist attacks and the inconvenience of the additional security measures reduced the number of customer bookings on certain routes, including high yield business travelers for whom the ability to carry on baggage is an important service amenity. The additional security measures also resulted in a material increase in checked baggage, increasing our costs.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2006 as compared to the corresponding periods ended September 30, 2005.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Consolidated Results of Operations

We recorded a consolidated net income of $237 million for the third quarter of 2006 as compared to a consolidated net income of $61 million for the third quarter of 2005. Our net income for the three months ended September 30, 2006 includes a gain on the sale of Copa's Class A common stock of $92 million. We consider a key measure of our performance to be operating income, which was $192 million for the third quarter of 2006, as compared $109 million for the third quarter of 2005. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):

	Three Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$3,231	$2,760	$471	17.1%
Cargo	117	102	15	14.7%
Other, net	170	139	31	22.3%
	3,518	3,001	517	17.2%

Operating Expenses:
Aircraft fuel and related taxes	858	684	174	25.4%
Wages, salaries and related costs	743	646	97	15.0%
Regional capacity purchase, net	475	406	69	17.0%
Aircraft rentals	249	234	15	6.4%
Landing fees and other rentals	195	182	13	7.1%
Distribution costs	157	154	3	1.9%
Maintenance, materials and repairs	140	116	24	20.7%
Depreciation and amortization	99	97	2	2.1%
Passenger services	97	91	6	6.6%
Special charges	1	3	(2)	NM
Other	312	279	33	11.8%
	3,326	2,892	434	15.0%

Operating Income	192	109	83	76.1%

Nonoperating Income (Expense)	45	(48)	93	NM

Income before Income Taxes	237	61	176	NM

Income Taxes	-	-	-	-

Net Income	$ 237	$ 61	$176	NM

NM - Not meaningful

Operating Revenue. Passenger revenue increased 17.1% due to increased capacity, increased traffic and higher fares. Consolidated revenue passenger miles for the third quarter increased 10.2% year-over-year on a capacity increase of 9.1%, which produced a consolidated load factor of 82.2%, up 1.1 points over the same period in 2005. Consolidated yield for the third quarter increased 6.0% year-over-year. Consolidated RASM for the quarter increased 7.4% year-over-year due to higher yield and load factors. The improved RASM reflects recent fuel-driven fare increases and our actions taken to improve the mix of local versus flow traffic and to scale back discount programs.

The table below shows passenger revenue for the quarter ended September 30, 2006 and period to period comparisons for passenger revenue, RASM and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase in Third Quarter 2006 vs Third Quarter 2005
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$1,389	14.1%	7.6%	6.1%
Trans-Atlantic	636	16.7%	1.4%	15.1%
Latin America	354	24.3%	10.0%	12.9%
Pacific	251	13.4%	12.2%	1.0%
Total Mainline	2,630	16.0%	6.8%	8.6%

Regional	601	22.3%	8.6%	12.6%

Total System	$3,231	17.1%	7.4%	9.1%

Cargo revenue increased 14.7% primarily due to higher freight and mail volumes and increases in freight fuel surcharges. Other revenue increased due principally to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger service fees.

Operating Expenses. Aircraft fuel and related taxes increased 25.4% due to a significant rise in fuel prices, combined with an 8.6% increase in mainline ASMs. The average jet fuel price per gallon including related taxes increased 17.8% to $2.21 in the third quarter of 2006 from $1.88 in the third quarter of 2005. Fuel expense was affected by losses of approximately $8 million related to our fuel hedging program in the third quarter of 2006. We had no fuel hedges in place during 2005. Wages, salaries and related costs increased 15.0% primarily due to a $46 million increase in profit sharing expense and related payroll taxes, an increase in the average number of employees to support our growth and a $12 million additional expense in 2006 related to stock options following the adoption of SFAS 123R, Stock Price Based RSU Awards and Profit Based RSU Awards, partially offset by pay and benefit reductions and work rule changes for flight attendants and certain CMI work groups.

Expenses related to our capacity purchase agreements are reported in regional capacity purchase, net. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the third quarter of 2006 than in the corresponding quarter of 2005 due to a 12.6% increase in regional ASMs, a larger fleet at ExpressJet and increased fuel prices, offset in part by lower block hour rates.

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

During the third quarter of 2006, we recorded an $8 million settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan. The remaining balance of the net special item recognized during the third quarter of 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our accruals for future lease payments and return conditions by $7 million following negotiated settlements with aircraft lessors.

During the third quarter of 2005, we recorded an $18 million non-cash settlement charge related to lump sum distributions from the pilot-only defined benefit pension plan to pilots who retired. Also in the third quarter of 2005, we reduced our accruals for future lease payments and return conditions related to permanently grounded aircraft by $15 million following negotiated settlements with the aircraft lessors in an improving aircraft market.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from affiliates, and gains from dispositions of investments. In the third quarter of 2006, we recognized a gain of $92 million related to the sale of 7.5 million shares of Copa's Class A common stock. Net interest expense decreased $24 million in 2006 primarily as a result of an increase in interest income on our higher cash balances. Income from affiliates, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Copa and Holdings, was $12 million lower in 2006 as compared to 2005 as a result of our reduced ownership interest in Copa and Holdings and less income from our tax sharing agreement with Holdings.

Income Tax Benefit (Expense).  Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income for the third quarters of 2005 and 2006 because we utilized a portion of the operating loss carryforwards for which we had not previously recognized a benefit.

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

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):

	Three Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$2,932	$2,521	$411	16.3%

Operating Expenses:
Aircraft fuel and related taxes	858	684	174	25.4%
Wages, salaries and related costs	731	634	97	15.3%
Aircraft rentals	170	160	10	6.3%
Landing fees and other rentals	184	173	11	6.4%
Distribution costs	129	129	-	-
Maintenance, materials and repairs	140	116	24	20.7%
Depreciation and amortization	96	94	2	2.1%
Passenger services	93	88	5	5.7%
Special charges	1	3	(2)	NM
Other	307	275	32	11.6%
	2,709	2,356	353	15.0%

Operating Income	$ 223	$ 165	$ 58	35.2%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Three Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$586	$480	$106	22.1%

Operating Expenses:
Wages, salaries and related costs	12	12	-	-
Regional capacity purchase, net	475	406	69	17.0%
Aircraft rentals	79	74	5	6.8%
Landing fees and other rentals	11	9	2	22.2%
Distribution costs	28	25	3	12.0%
Depreciation and amortization	3	3	-	-
Passenger services	4	3	1	33.3%
Other	5	4	1	25.0%
	617	536	81	15.1%

Operating Loss	$(31)	$(56)	$ 25	(44.6)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenue reported in the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased 12.6% in the third quarter of 2006 as compared to the third quarter of 2005.

Regional capacity purchase, net was higher due to increased flight activity at ExpressJet and higher fuel costs, partially offset by the higher number of regional jets leased by ExpressJet from us. The net amounts consist of the following (in millions, except percentage changes):
	Three Months Ended September 30,
	2006	2005	Increase	% Increase

Capacity purchase expenses	$431	$393	$38	9.7%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	128	91	37	40.7%
Aircraft sublease income	(84)	(78)	(6)	7.7%
Regional capacity purchase, net	$475	$406	$69	17.0%

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Consolidated Results of Operations

We recorded a consolidated net income of $370 million for the nine months ended September 30, 2006 as compared to a consolidated net loss of $25 million for the nine months ended September 30, 2005. Our net income for the nine months ended September 30, 2006 includes a gain on the sale of Copa's Class A common stock of $92 million and a cumulative effect of change in accounting principle charge of $26 million related to our adoption of SFAS 123R effective January 1, 2006. See Note 4 in the Notes to Consolidated Financial Statements contained in Item 1 for a discussion of the impact of adopting this new standard. Net income for the nine months ended September 30, 2005 included gains of $98 million related to the contribution of Holdings common stock to our primary defined benefit pension plan and special charges of $46 million. We consider the key measure of our performance to be operating income, which was $448 million for the nine months ended September 30, 2006, as compared to $55 million for the nine months ended September 30, 2005. Significant components of our consolidated operating results are as follows (in millions, except percentage changes):
	Nine Months
	Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2006	2005

Operating Revenue:
Passenger	$9,141	$7,647	$1,494	19.5%
Cargo	336	298	38	12.8%
Other, net	494	418	76	18.2%
	9,971	8,363	1,608	19.2%

Operating Expenses:
Aircraft fuel and related taxes	2,310	1,729	581	33.6%
Wages, salaries and related costs	2,159	2,009	150	7.5%
Regional capacity purchase, net	1,344	1,140	204	17.9%
Aircraft rentals	742	689	53	7.7%
Landing fees and other rentals	578	535	43	8.0%
Distribution costs	495	445	50	11.2%
Maintenance, materials and repairs	407	334	73	21.9%
Depreciation and amortization	292	293	(1)	(0.3)%
Passenger services	268	252	16	6.3%
Special charges	5	46	(41)	NM
Other	923	836	87	10.4%
	9,523	8,308	1,215	14.6%

Operating Income	448	55	393	NM

Nonoperating Income (Expense)	(52)	(80)	28	(35.0)%

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	396	(25)	421	NM

Income Taxes	-	-	-	-

Cumulative Effect of Change in Accounting Principle	(26)	-	(26)	NM

Net Income (Loss)	$ 370	$ (25)	$ 395	NM

Operating Revenue. Passenger revenue increased 19.5% due to increased capacity, increased traffic and higher fares. Consolidated revenue passenger miles for the first nine months of 2006 increased 12.6% year-over-year on a capacity increase of 10.2%, which produced a consolidated load factor of 81.0%, up 1.7 points over the same period in 2005. Consolidated yield for the nine months ended September 30, 2006 increased 6.1% year-over-year. Consolidated RASM for the nine months ended September 30, 2006 increased 8.4% year-over-year due to higher yield and load factors. The improved RASM also reflects recent fuel driven fare increases and our actions taken to improve the mix of local versus flow traffic and to scale back discount programs.

The table below shows passenger revenue for the nine months ended September 30, 2006 and period to period comparisons for passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Passenger Revenue	Percentage Increase in September 30, 2006 YTD vs September 30, 2005 YTD
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$4,107	15.5%	9.4%	5.6%
Trans-Atlantic	1,596	22.0%	2.6%	18.9%
Latin America	1,026	22.5%	8.1%	13.3%
Pacific	672	16.7%	6.4%	9.7%
Total Mainline	7,401	17.9%	7.2%	9.9%

Regional	1,740	27.1%	13.4%	12.2%

Total System	$9,141	19.5%	8.4%	10.2%

Cargo revenue increased 12.8% due to higher freight and mail volumes and increases in freight fuel charges. Other revenue increased due principally to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger service fees.

Operating Expenses. Aircraft fuel and related taxes increased 33.6% due to a significant rise in fuel prices, combined with a 9.9% increase in mainline ASMs. The average jet fuel price per gallon including related taxes increased 24.2% to $2.08 in the first nine months of 2006 from $1.68 in the first nine months of 2005. The impact of hedging activity on fuel expense for the nine months ended September 30, 2006 was immaterial due to losses recognized in the third quarter offsetting gains recognized earlier in the year. We had no fuel hedges in place during 2005. Wages, salaries and related costs increased 7.5%, primarily due to a $106 million increase in profit sharing expense and related payroll taxes, an increase in the average number of employees to support our growth and a $44 million additional expense in 2006 related to stock options following the adoption of SFAS 123R, Stock Price Based RSU Awards and Profit Based RSU Awards, largely offset by pay and benefit reductions and work rule changes implemented in March 2005.

Expenses related to our capacity purchase agreements are reported in regional capacity purchase, net. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all of ExpressJet's fuel expense plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet. The net expense was higher in the first nine months of 2006 than in the corresponding nine months of 2005 due to a 12.2% increase in regional ASMs and increased fuel prices, offset in part by lower block hour rates.

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

During the first nine months of 2006, we recorded settlement charges of $37 million related to lump sum distributions from our pilot-only defined benefit pension plan. Additionally, on February 1, 2006, our officers voluntarily surrendered their vested Stock Price Based RSU Awards with a performance period ending March 31, 2006, resulting in a $14 million reduction of special charges. The remaining balance of special charges recognized during the first nine months of 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our accruals for future lease payments and return conditions by $18 million following negotiated settlements with aircraft lessors.

In March 2005, we recorded a $43 million non-cash curtailment charge relating to the freezing of the portion of our defined benefit pension plan attributable to pilots. In the third quarter of 2005, we recorded an $18 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired. Also in the third quarter of 2005, we reduced our accruals for future lease payments and return conditions related to permanently grounded aircraft by $15 million following negotiated settlements with the aircraft lessors in an improving aircraft market.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from affiliates, and gains from dispositions of investments. In the first nine months of 2006, we recognized a gain of $92 million related to the sale of 7.5 million shares of Copa's Class A common stock. During the first nine months of 2005, we recognized gains of $98 million related to the contribution of 12.1 million shares of Holdings common stock to our primary defined benefit pension plan. Net interest expense decreased $54 million in 2006 primarily as a result of an increase in interest income on our higher cash balances. Income from affiliates, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Copa and Holdings, was $18 million lower in 2006 as compared to 2005 as a result of our reduced ownership interest in Copa and Holdings and less income from our tax sharing agreement with Holdings.

Income Tax Benefit (Expense).  Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income for the first nine months of 2006 because we utilized a portion of the operating loss carryforwards for which we had not previously recognized a benefit.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results are as follows (in millions, except percentage changes):
	Nine Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$8,268	$7,026	$1,242	17.7%

Operating Expenses:
Aircraft fuel and related taxes	2,310	1,729	581	33.6%
Wages, salaries and related costs	2,125	1,975	150	7.6%
Aircraft rentals	509	475	34	7.2%
Landing fees and other rentals	544	503	41	8.2%
Distribution costs	410	375	35	9.3%
Maintenance, materials and repairs	407	334	73	21.9%
Depreciation and amortization	283	285	(2)	(0.7)%
Passenger services	256	242	14	5.8%
Special charges	5	46	(41)	NM
Other	911	822	89	10.8%
	7,760	6,786	974	14.4%

Operating Income	$ 508	$ 240	$ 268	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results are as follows (in millions, except percentage changes):
	Nine Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$1,703	$1,337	$366	27.4%

Operating Expenses:
Wages, salaries and related costs	34	34	-	-
Regional capacity purchase, net	1,344	1,140	204	17.9%
Aircraft rentals	233	214	19	8.9%
Landing fees and other rentals	34	32	2	6.3%
Distribution costs	85	70	15	21.4%
Depreciation and amortization	9	8	1	12.5%
Passenger services	12	10	2	20.0%
Other	12	14	(2)	(14.3)%
	1,763	1,522	241	15.8%

Operating Loss	$ (60)	$(185)	$125	(67.6)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates additional revenue reported in the mainline segment as it feeds traffic between smaller cities and our mainline hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased 12.2% in the first nine months of 2006 as compared to the first nine months of 2005.

Regional capacity purchase, net was higher due to increased flight activity at ExpressJet and higher fuel costs, partially offset by the higher number of regional jets leased by ExpressJet from us. The net amounts consist of the following (in millions, except percentage changes):
	Nine Months Ended September 30,		Increase	% Increase
	2006	2005	Increase	% Increase

Capacity purchase expenses	$1,260	$1,157	$103	8.9%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	333	213	120	56.3%
Aircraft sublease income	(249)	(230)	(19)	8.3%
Regional capacity purchase, net	$1,344	$1,140	$204	17.9%

Statistical Information.

	Three Months Ended
	September 30,		Net
	2006	2005	Increase

Mainline Operations:
Passengers (thousands) (1)	12,522	11,642	7.6%
Revenue passenger miles (millions) (2)	21,312	19,378	10.0%
Available seat miles (millions) (3)	25,759	23,721	8.6%
Cargo ton miles (millions)	268	246	8.9%
Passenger load factor (4)	82.7%	81.7%	1.0 pts.

Passenger revenue per available seat mile (cents)	10.21	9.56	6.8%
Total revenue per available seat mile (cents)	11.38	10.63	7.1%
Average yield per revenue passenger mile (cents) (5)	12.34	11.70	5.5%
Average segment fare per revenue passenger	$212.81	$197.99	7.5%

Cost per available seat mile, including special charges (cents) (6)	10.52	9.93	5.9%
Average price per gallon of fuel, including fuel taxes (cents)	221.47	187.99	17.8%
Fuel gallons consumed (millions)	387	364	6.3%

Actual aircraft in fleet at end of period	364	350	4.0%
Average length of aircraft flight (miles)	1,478	1,434	3.1%
Average daily utilization of each aircraft (hours) (7)	11:30	10:58	4.9%

Regional Operations:
Passengers (thousands) (1)	4,806	4,263	12.7%
Revenue passenger miles (millions) (2)	2,730	2,384	14.5%
Available seat miles (millions) (3)	3,503	3,112	12.6%
Passenger load factor (4)	77.9%	76.6%	1.3 pts.
Passenger revenue per available seat mile (cents)	17.15	15.79	8.6%
Average yield per revenue passenger mile (cents) (5)	22.01	20.61	6.8%
Actual aircraft in fleet at end of period (7)	274	261	5.0%

Consolidated Operations (Mainline and Regional):
Passengers (thousands) (1)	17,328	15,905	8.9%
Revenue passenger miles (millions) (2)	24,042	21,762	10.5%
Available seat miles (millions) (3)	29,262	26,833	9.1%
Passenger load factor (4)	82.2%	81.1%	1.1 pts.
Passenger revenue per available seat mile (cents)	11.04	10.28	7.4%
Average yield per revenue passenger mile (cents) (5)	13.44	12.68	6.0%

(continued on next page)
	Nine Months Ended
	September 30,		Net
	2006	2005	Increase

Mainline Operations:
Passengers (thousands) (1)	36,753	33,706	9.0%
Revenue passenger miles (millions) (2)	59,963	53,583	11.9%
Available seat miles (millions) (3)	73,678	67,022	9.9%
Cargo ton miles (millions)	793	743	6.7%
Passenger load factor (4)	81.4%	79.9%	1.5 pts.

Passenger revenue per available seat mile (cents)	10.04	9.37	7.2%
Total revenue per available seat mile (cents)	11.22	10.48	7.1%
Average yield per revenue passenger mile (cents) (5)	12.34	11.72	5.3%
Average segment fare per revenue passenger	$203.83	$189.18	7.7%

Cost per available seat mile, including special charges (cents) (6)	10.53	10.13	3.9%
Average price per gallon of fuel, including fuel taxes (cents)	208.20	167.58	24.2%
Fuel gallons consumed (millions)	1,109	1,032	7.5%

Actual aircraft in fleet at end of period	364	350	4.0%
Average length of aircraft flight (miles)	1,438	1,387	3.7%
Average daily utilization of each aircraft (hours) (7)	11:12	10:35	5.9%

Regional Operations:
Passengers (thousands) (1)	13,763	11,862	16.0%
Revenue passenger miles (millions) (2)	7,783	6,582	18.2%
Available seat miles (millions) (3)	9,959	8,878	12.2%
Passenger load factor (4)	78.1%	74.1%	4.0 pts.
Passenger revenue per available seat mile (cents)	17.48	15.42	13.4%
Average yield per revenue passenger mile (cents) (5)	22.36	20.80	7.5%
Actual aircraft in fleet at end of period (7)	274	261	5.0%

Consolidated Operations (Mainline and Regional):
Passengers (thousands) (1)	50,516	45,568	10.9%
Revenue passenger miles (millions) (2)	67,746	60,165	12.6%
Available seat miles (millions) (3)	83,637	75,900	10.2%
Passenger load factor (4)	81.0%	79.3%	1.7 pts.
Passenger revenue per available seat mile (cents)	10.93	10.08	8.4%
Average yield per revenue passenger mile (cents) (5)	13.49	12.71	6.1%
  Revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.
  Includes special charges which represented 0.01 cents per available seat mile for the three months ended September 30, 2006, 0.02 cents for the three months ended September 30, 2005, 0.01 cents for the nine months ended September 30, 2006 and 0.07 cents for the nine month's ended September 30, 2005.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $2.7 billion in consolidated cash, cash equivalents and short-term investments, which is $548 million higher than at December 31, 2005. Included in this amount at September 30, 2006 is $247 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash at December 31, 2005 totaled $241 million.

Operating Activities. Cash flows provided by operations for the nine months ended September 30, 2006 were $904 million compared to $453 million in the same period in 2005. The increase in cash flows provided by operations in the first nine months of 2006 compared to the same period in 2005 is primarily the result of an improvement in operating income and advance ticket sales associated with increased flight activity, partially offset by $67 million higher cash contributions to our defined benefit pension plans in the first nine months of 2006 than in the first nine months of 2005.

Investing Activities. Cash flows used in investing activities were $188 million for the nine months ended September 30, 2006 compared to cash flows used investing activities of $80 million for the nine months ended September 30, 2005. Capital expenditures for the nine months ended September 30, 2006 were $112 million higher than in the first nine months of 2005. Cash used for purchase deposits increased $39 million due to additional deposits paid on Boeing aircraft. A significant component of cash provided by investing activities in the first nine months of 2005 was our conversion of certain short-term auction rate certificates into short-term cash equivalents.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. On June 6, 2006, we announced that we had ordered ten additional Boeing 787 aircraft and 24 additional Next-Generation 737 aircraft. Net capital expenditures for the full year 2006 are expected to be $340 million, or $420 million after considering purchase deposits to be paid, net of purchase deposits to be refunded. Projected net capital expenditures for 2006 consist of $180 million of fleet expenditures, $100 million of non-fleet expenditures and $60 million for rotable parts and capitalized interest. Through September 30, 2006, our net capital expenditures totaled $235 million and net purchase deposits paid totaled $65 million.

On July 5, 2006, we sold 7.5 million shares of Copa's Class A common stock for $156 million in cash, net of underwriting fees. This sale reduced our ownership of Copa's Class A common stock to 4.4 million shares, which represents a 10% interest. We recognized a gain of $92 million related to this transaction.

Financing Activities. Cash flows used in financing activities, primarily the payment of long-term debt and capital lease obligations, were $222 million for the nine months ended September 30, 2006 compared to cash flows provided by financing activities of $154 million in the nine months ended September 30, 2005.

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

In connection with these equipment notes, we entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions. We are currently in compliance with these covenants.

We and our wholly-owned subsidiary CMI have loans under a $350 million secured term loan facility. The loans are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of AMI and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets. The facility was amended in August 2006 to lower the coupon 200 basis points to LIBOR plus 3.375%. The loans are due in June 2011. The amended facility requires us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans.

In addition, the amended facility provides that if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by the most recently delivered periodic appraisal, is greater than 52.5%, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than 52.5%. We are currently in compliance with the covenants in the amended facility.

We have entered into agreements to finance the six 737-800 aircraft delivered or scheduled to be delivered in the second half of 2006 and two 777-200ER aircraft scheduled to be delivered in 2007. By virtue of these agreements, we have financing available for all Boeing aircraft scheduled to be delivered through 2007. In addition, we have backstop financing for 24 of the remaining 60 Next-Generation 737 aircraft scheduled to be delivered in 2008 and 2009. However, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

At September 30, 2006, we had approximately $5.5 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interests in Copa and Holdings are not pledged as collateral under any of our debt. We were in compliance with all debt covenants at September 30, 2006.

On July 1, 2006, our 5% Convertible Notes due 2023 with a principal amount of $175 million became convertible into shares of our common stock at a conversion price of $20 per share following the satisfaction of one of the conditions to convertibility. This condition, which was satisfied on June 30, 2006, provided that the notes would become convertible once the closing price of our common stock exceeded $24 per share (120% of the $20 per share conversion price) for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of a fiscal quarter. If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered. All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2010, 2013 or 2018. We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof. Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

At September 30, 2006, our senior unsecured debt ratings were Caa1 by Moody's and CCC+ by Standard & Poor's. Reductions in our credit ratings have increased the interest we pay on new issuances of debt and may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $108 million under our bank-issued credit card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $24 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from affiliates, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of .29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $535 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured loan facility, resulting in a default under such facility.

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

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 247 leased and owned mainline jet aircraft, certain spare engines and certain spare parts. Typically, these pass-through certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Morgan Stanley Bank, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 135 leased regional jet aircraft currently operated by ExpressJet. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $502 million at September 30, 2006. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for the parent company of Ambac Assurance Corporation is available over the internet at the SEC's website at http://www.sec.gov or at the SEC's public reference room in Washington, D.C. and financial information for FGIC is available over the internet at http://www.fgic.com. A policy provider is also used as credit support for the financing of certain facilities at Bush Intercontinental, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $53 million at September 30, 2006.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first nine months of 2006, we contributed $176 million to our defined benefit pension plans. In October 2006, we contributed an additional $70 million to our defined benefit pension plans, resulting in total contributions of $246 million in 2006 to date (which exceeds the minimum contributions required to be made prior to December 31, 2006, after giving effect to the recently enacted Pension Protection Act of 2006). We estimate that contributions to our defined benefit pension plans will total approximately $200 million during 2007, after giving effect to the Pension Protection Act of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2005 Form 10-K except as follows:

Foreign Currency. We had forward contracts outstanding at September 30, 2006 to hedge the following cash flows for the remainder of 2006:

  Approximately 12% of our projected British pound-denominated cash flows.
  Approximately 10% of our projected Japanese yen-denominated cash flows.
  Approximately 91% of our projected Canadian dollar-denominated cash flows.

We estimate that at September 30, 2006, a 10% strengthening in the value of the U.S. dollar relative to the British pound, Japanese yen, and Canadian dollar would have increased the fair value of the existing forward contracts by an immaterial amount, $1 million and $1 million, respectively, offset by a corresponding loss on the underlying 2006 exposure of $2 million, $5 million and $2 million, respectively, resulting in net losses of $2 million, $4 million and $1 million, respectively.

Aircraft Fuel. Historically, we have from time to time entered into petroleum swap contracts, petroleum call option contracts, jet fuel collars and/or jet fuel purchase commitments to provide some short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices.

Beginning in the first quarter of 2006, we modified our hedging strategy to hedge in a manner that better matches our hedged fuel costs with passenger tickets already sold. As part of our strategy, we take into account the volume and date of flight for the tickets sold comprising our current air traffic liability, the amount of jet fuel that has been delivered or we have under contract and the volume of fuel required by us to complete the itinerary for those tickets already sold. We then construct a hedge position that is designed to better hedge fuel prices with respect to tickets already sold, for which we can no longer adjust our pricing. Implicit in this strategy is our belief that, as to tickets not yet sold, the market will be efficient and that fare levels will adjust to keep pace with fuel costs.

As of September 30, 2006, we had hedged approximately 31% of our projected fuel requirements for the fourth quarter of 2006 using petroleum swap contracts with a weighted average swap price of $74.11 per barrel. In addition, we had hedged 3% of our projected fuel requirements for the fourth quarter of 2006 using jet fuel option contracts forming zero cost collars. We had also hedged 10% of our projected fuel requirements for the first quarter of 2007 using petroleum swap contracts with a weighted average swap price of $71.40. At September 30, 2006, our fuel hedges outstanding were in a loss position. The fair value of our obligation related to these contracts was $39 million and is included in accrued other liabilities in our consolidated balance sheet. We estimate that a 10% increase in the price per barrel of crude oil at September 30, 2006 would decrease our obligation related to the fuel hedges outstanding at September 30, 2006 by $30 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated those base commissions. These actions were similar to those also taken by other air carriers. We are now a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, there are a total of 90 travel agency plaintiffs remaining in the two cases.

In each of the foregoing cases, we believe the plaintiffs' claims are without merit and we are vigorously defending the lawsuits. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Item 1A. "Risk Factors" of our 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K.

The airline industry is highly competitive and susceptible to price discounting and fluctuations in passenger demand. The U.S. airline industry is increasingly characterized by substantial price competition, especially in domestic markets. Carriers use discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of our competitors have substantially greater financial resources, including hedges against fuel price increases, or lower cost structures than we do, or both. In recent years, the domestic market share held by low cost carriers has increased significantly and is expected to continue to increase, which is dramatically changing the airline industry. The increased market presence of low cost carriers has increased competition and impacted the ability of the network carriers to maintain sufficient pricing structures in domestic markets, which negatively affects profitability. This has contributed to the dramatic losses for us and the airline industry generally. For example, a low-cost carrier began to directly compete with us on flights between Liberty International and destinations in Florida in 2005, and has recently entered the New York to Houston market. We are responding vigorously to this challenge, but have experienced significantly decreased yields on affected flights. We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors have announced aggressive plans to expand into international markets, including some destinations that we currently serve. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting or offer large commissions to travel agents or other distributors, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and may experience additional consolidation in the future. We routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including alliances, asset acquisitions and business combination transactions. We have had, and expect to continue to have, discussions with third parties, including other airlines, regarding strategic alternatives. The impact of any consolidation within the U.S. airline industry cannot be predicted at this time.

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

In addition, a significant portion of our revenue, including a significant portion of our higher yield traffic, is derived from bookings made through third party global distribution systems ("GDSs") used by many travel agents and travel purchasers. Over the past several years we have focused on reducing our distribution costs, including GDS fees. We recently entered into new long-term content agreements with the operators of three of the four major GDSs, and our current agreement with the operator of the fourth major GDS was recently extended and now expires in December. We are currently in negotiations with the operator of the fourth major GDS, and we have not yet been able to reach a long-term content agreement on terms that are acceptable to us. If we are unable to reach a long-term agreement with the operator of the fourth GDS, it is possible that our flights would not be available for sale through that GDS upon expiration of the extension. The lack of a content agreement would make our fares, seat availability, schedules and inventories unavailable for display through the GDS, which could damage our relationships with any travel agents or travel purchasers reliant on that GDS, and could also result in a decline in our sales, which decline could be sufficient to result in a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
10.1*	Third Amendment to Continental Airlines, Inc. Incentive Plan 2000 dated September 14, 2006.
10.2*	Amendment to Non-Employee Director compensation effective September 6, 2006.
10.3

Amended and Restated Credit and Guaranty Agreement, dated as of August 3, 2006, among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital, Inc., as administrative agent, and the lenders party thereto. (1)

10.4

Supplemental Agreement No. 39, dated as of August 3, 2006, to Purchase Agreement No. 1951 between Continental and The Boeing Company ("Boeing"), dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)

10.5	Supplemental Agreement No. 4, dated as of July 14, 2006, to Purchase Agreement No. 2484 between Continental and Boeing, dated December 29, 2004, relating to the purchase of Boeing 787 aircraft. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: October 19, 2006	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: October 19, 2006	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.
10.1*	Third Amendment to Continental Airlines, Inc. Incentive Plan 2000 dated September 14, 2006.
10.2*	Amendment to Non-Employee Director compensation effective September 6, 2006.
10.3

Amended and Restated Credit and Guaranty Agreement, dated as of August 3, 2006, among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital, Inc., as administrative agent, and the lenders party thereto. (1)

10.4

Supplemental Agreement No. 39, dated as of August 3, 2006, to Purchase Agreement No. 1951 between Continental and The Boeing Company ("Boeing"), dated July 23, 1996, relating to the purchase of Boeing 737 aircraft. (1)

10.5	Supplemental Agreement No. 4, dated as of July 14, 2006, to Purchase Agreement No. 2484 between Continental and Boeing, dated December 29, 2004, relating to the purchase of Boeing 787 aircraft. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.