Form 10-K
period 2006-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2007-02-23
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2.7 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Class                                                    Outstanding at February 16, 2007

Class B Common Stock, $0.01 par value per share                    96,471,783 shares

__________________
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 12, 2007: PART III

PART I

ITEM 1. BUSINESS.

Overview

Continental Airlines, Inc., a Delaware corporation incorporated in 1980, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. The terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2006. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,700 daily departures. As of December 31, 2006, we flew to 136 domestic and 126 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 26 European cities, nine South American cities, Tel Aviv, Delhi, Hong Kong, Beijing and Tokyo as of December 31, 2006. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 40 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other U.S. carrier.

General information about us, including our Corporate Governance Guidelines and the charters for the committees of our Board of Directors, can be found on our website, continental.com. Our Board has adopted the "Ethics and Compliance Guidelines," which apply to all directors, officers and employees of Continental and its subsidiaries and serve as our "Code of Ethics" under Item 406 of Regulation S-K and as our "Code of Business Conduct and Ethics" as required by Section 303A.10 of the New York Stock Exchange ("NYSE") Listed Company Manual. These Ethics and Compliance Guidelines are also available on our website, and future amendments to or waivers from compliance with these guidelines will be disclosed on our website as required by Item 5.05 of Form 8-K. Our Board has also adopted a separate "Directors' Code of Ethics" for our directors, which is similarly available on our website.

Copies of these charters, codes and guidelines are available in print to any stockholder who requests them. Written requests for such copies may be directed to our Secretary at Continental Airlines, Inc., P.O. Box 4607, Houston, Texas 77210-4607. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC").

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of those risks and uncertainties, see the cautionary statements contained in Item 1A. "Risk Factors." See Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of trends and factors affecting us and our industry. Also see Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting" for financial information about each of our business segments. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("New York Liberty"), in Houston, Texas at George Bush Intercontinental Airport ("Houston Bush") and in Cleveland, Ohio at Hopkins International Airport ("Cleveland Hopkins"). Each of our domestic hubs is located in a large business and population center, contributing to a large amount of "origin and destination" traffic. Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of December 31, 2006, we operated 73% of the average daily departures from New York Liberty, 85% of the average daily departures from Houston Bush and 68% of the average daily departures from Cleveland Hopkins, in each case based on scheduled commercial passenger departures and including regional flights flown for us under capacity purchase agreements.

International Operations

We directly serve destinations throughout Europe, Canada, Mexico, Central and South America and the Caribbean, as well as Tel Aviv, Delhi, Hong Kong, Beijing and Tokyo. We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI. As measured by 2006 available seat miles, approximately 47% of our mainline operations (flights using jets with a capacity of greater than 100 seats) is dedicated to international traffic.

New York Liberty is a significant international gateway. From New York Liberty, we served 26 cities in Europe, seven cities in Canada, six cities in Mexico, eight cities in Central America, five cities in South America, 18 Caribbean destinations, Tel Aviv, Delhi, Hong Kong, Beijing and Tokyo at December 31, 2006. During 2006, we added service between New York Liberty and Barcelona, Spain; Copenhagen, Denmark and Cologne, Germany. In June 2007, we expect to begin service between New York Liberty and Athens, Greece.

Houston Bush is the focus of our flights to destinations in Mexico and Central and South America. As of December 31, 2006, we flew from Houston Bush to 30 cities in Mexico, all seven countries in Central America, nine cities in South America, six Caribbean destinations, three cities in Canada, three cities in Europe and Tokyo.

At December 31, 2006, we flew from Cleveland Hopkins to two cities in Canada, one Caribbean destination and one city in Mexico. We also have seasonal service between Cleveland Hopkins and London, England and plan to begin seasonal service between Cleveland Hopkins and Paris, France in 2008.

From its hub operations based on the island of Guam, as of December 31, 2006, CMI provided service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Manila in the Philippines; Hong Kong; Cairns, Australia and Bali, Indonesia. CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Hong Kong, Tokyo and Honolulu, each of which CMI serves non-stop from Guam.

See Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting," for operating revenue by geographical area.

Alliances

We have alliance agreements, which are also referred to as codeshare agreements or cooperative marketing agreements, with other carriers. These relationships may include (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports) and (c) capacity purchase agreements. Our most significant regional capacity purchase agreements are with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), and, beginning in January 2007, Chautauqua Airlines, Inc., ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc.

Except for our relationships with ExpressJet and Chautauqua and certain flights operated for us by Champlain Enterprises, Inc. ("CommutAir"), all of our codeshare relationships are currently free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk. In contrast, in capacity purchase agreements such as we have with ExpressJet, Chautauqua and CommutAir, the marketing carrier purchases all seats on covered flights and is responsible for all scheduling, pricing and seat inventories. Some of our alliance relationships include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

See Item 8. "Financial Statements and Supplementary Data, Note 15 - Regional Capacity Purchase Agreements" for further discussion of our capacity purchase agreements.

We are a member of SkyTeam, a global alliance of airlines that offers greater destination coverage and the potential for increased revenue. SkyTeam members include Aeroflot, Aeromexico, Air France, Alitalia, CSA Czech, Delta Air Lines, Inc. ("Delta"), KLM, Korean Air and Northwest Airlines, Inc. ("Northwest"). As of December 31, 2006, SkyTeam members served 373 million passengers with over 14,600 daily departures to 728 global destinations in 149 countries. As a member of SkyTeam, we have bilateral codeshare, frequent flyer program participation and airport lounge access agreements with each of the SkyTeam members.

We also have domestic codesharing agreements with Hawaiian Airlines, Alaska Airlines, and Horizon Airlines. Additionally, we have codeshare agreements with Gulfstream International Airlines, CommutAir, Hyannis Air Service, Inc. ("Cape Air"), Colgan Airlines, Inc. ("Colgan"), Hawaii Island Air, Inc. ("Island Air") and American Eagle Airlines, who provide us with commuter feed traffic. We also have the first train-to-plane alliance in the United States with Amtrak.

In addition to our domestic alliances, we seek to develop international alliance relationships that complement our own route system and permit expanded service through our hubs to major international destinations. International alliances assist in the development of our route structure by enabling us to offer more frequencies in a market, provide passengers connecting service from our international flights to other destinations beyond an alliance airline's hub and expand the product line that we may offer in a foreign destination. In addition to our agreements with the SkyTeam member airlines, we also currently have international codesharing agreements with Air Europa of Spain, Emirates (the flag carrier of the United Arab Emirates), EVA Airways Corporation (an airline based in Taiwan), Virgin Atlantic Airways, Copa Airlines of Panama ("Copa Airlines") and French rail operator SNCF. We own 10% of the common equity of Copa Holdings, S.A. ("Copa"), the parent of Copa Airlines and Aero Republica of Colombia.

Regional Operations

Our regional operations are conducted by other operators on our behalf, primarily under capacity purchase agreements. Our regional operations using regional jet aircraft are conducted under the name "Continental Express" and those using turboprop aircraft are conducted under the name "Continental Connection." Through December 31, 2006, Continental Express flights were operated by ExpressJet. Beginning in January 2007, a portion of our regional jet capacity is being operated by Chautauqua. As of December 31, 2006, ExpressJet served 113 destinations in the U.S., 27 cities in Mexico, seven cities in Canada and one Caribbean destination on our behalf. We believe this regional jet service complements our operations by carrying traffic that connects onto our mainline jets and by allowing more frequent flights to smaller cities than could be provided economically with larger jet aircraft. Additional commuter feed traffic is currently provided to us by other alliance airlines, as discussed above.

We purchase available seat miles for a negotiated price under a capacity purchase agreement with ExpressJet (the "ExpressJet CPA"). We are responsible for all scheduling, pricing and seat inventories of ExpressJet's flights covered by the ExpressJet CPA. Therefore, we are entitled to all revenue associated with those flights and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. In exchange for ExpressJet's operation of the flights and performance of other obligations under the ExpressJet CPA, we pay ExpressJet based on scheduled block hours (the hours from gate departure to gate arrival) in accordance with a formula designed to initially provide them with an operating margin of approximately 10% before taking into account performance incentive payments and variations in some costs and expenses that are generally controllable by ExpressJet, primarily wages, salaries and related costs. We assume the risk of revenue volatility associated with fares and passenger traffic, price volatility for specified expense items such as fuel and the cost of all distribution and revenue-related costs. We are currently in negotiations with ExpressJet concerning the block hour rates for 2007 and other related matters. We have been unable to reach agreement on 2007 rates and have initiated binding arbitration as provided in the ExpressJet CPA.

Under the ExpressJet CPA, we have the right every three years, upon no less than 12 months' notice to ExpressJet, to withdraw 25% of the then-remaining aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the ExpressJet CPA because we believe the rates charged to us by ExpressJet for regional capacity are above the current market. The withdrawal of the 69 aircraft began in December 2006 and is expected to be completed in August 2007. Two aircraft had been withdrawn as of December 31, 2006. On May 5, 2006, ExpressJet notified us that it will retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the ExpressJet CPA. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the ExpressJet CPA, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements.

The ExpressJet CPA currently expires on December 31, 2010, but allows us to terminate the agreement at any time upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the unilateral option to extend the term of the agreement with 24 months' notice for up to four additional five year terms through December 31, 2030.

On July 21, 2006, we announced our selection of Chautauqua to provide and operate 44 50-seat regional jets as a Continental Express carrier to be phased in during 2007, under a new capacity purchase agreement (the "Chautauqua CPA"). We intend to use these aircraft to replace a portion of the capacity represented by the 69 regional jet aircraft being retained by ExpressJet. Under the Chautauqua CPA, we will schedule and market all of our Continental Express regional jet service provided thereunder. The Chautauqua CPA requires us to pay a fixed fee to Chautauqua, which is subject to specified reconciliations and annual escalations, for its operation of the aircraft. Chautauqua will supply the aircraft that it will operate under the agreement. The Chautauqua CPA has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 24 aircraft, subject to the renewal terms of the related aircraft lease.

On February 5, 2007, we announced the selection of Colgan, a subsidiary of Pinnacle Airlines Corp., to operate 15 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty starting in early 2008. Colgan will operate the flights as a Continental Connection carrier under a new capacity purchase agreement. Colgan will supply the aircraft that it will operate under the agreement. The agreement has a ten year term.

Marketing

As with other major domestic hub-and-spoke carriers, a majority of our revenue comes from tickets sold by travel agents. Although we generally do not pay base commissions, we often negotiate compensation to travel agents based on their performance in selling our tickets. A significant portion of our revenue, including a significant portion of our higher yield traffic, is derived from bookings made through third party global distribution systems ("GDSs") used by many travel agents and travel purchasers. Over the past several years, we have focused on reducing our distribution costs, including GDS fees. During 2006, we entered into new four-to-five year content agreements with the operators of the four major GDSs, reducing our distribution costs. The agreements provide that our fares, seat availability, schedules and inventories will continue to be available through the GDSs.

We use the internet to provide travel-related services for our customers and to reduce our overall distribution costs. We have marketing agreements with internet travel service companies such as Orbitz, Hotwire, Travelocity and Expedia. Although customers' use of the internet has helped to reduce our distribution costs, it also has lowered our yields because it has enhanced the visibility of low-cost carriers.

Our website, continental.com, is our lowest cost distribution channel and recorded approximately $2.9 billion in ticket sales in 2006, a 40% increase over 2005. The site offers customers the ability to purchase and change tickets on-line, to check-in on-line and to have direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem reward travel) and Continental travel specials. Tickets purchased through our website accounted for 24% of our passenger revenue during 2006, compared with 19% in 2005 and 16% in 2004.

In 2006, we continued to expand our electronic ticketing, or e-ticket, product. E-tickets enhance our access to customer and revenue information. E-ticketed passengers have the ability to check-in at continental.com for all domestic and international travel. On-line check-in allows customers to obtain a boarding pass from their home, office or hotel up to 24 hours prior to departure and to proceed directly to security at the airport, bypassing the ticket counter and saving time. Passengers with baggage who check-in on-line may use special kiosks at our hub airports to check their bags rapidly. E-ticket passengers also can use self-service kiosks to check-in. We have approximately 1,050 Continental self-service kiosks at 163 airports throughout our system, including all domestic airports we serve.

We were one of the first U.S. airlines to implement interline e-ticketing, allowing customers to use electronic tickets when their itineraries include travel on multiple carriers. At December 31, 2006, we had interline e-ticketing arrangements with 62 air carriers.

Frequent Flyer Program

We maintain our "OnePass" frequent flyer program to encourage repeat travel on our system. OnePass allows passengers to earn mileage credits by flying us and certain other alliance carriers. We also sell mileage credits to credit/debit card companies, hotels, car rental agencies, utilities and various shopping and gift merchants participating in OnePass. Mileage credits can be redeemed for free, discounted or upgraded travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines. Most travel awards are subject to capacity limitations.

At December 31, 2006, we had an outstanding liability associated with approximately 2.4 million free travel awards that were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $270 million at December 31, 2006. This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

During the year ended December 31, 2006, OnePass participants claimed approximately 1.5 million awards. Frequent flyer awards accounted for an estimated 6.8% of our total revenue passenger miles ("RPMs"). We believe displacement of revenue passengers by passengers who redeem rewards earned by flying on us is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

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

Employees

As of December 31, 2006, we had approximately 43,770 employees, or 41,090 full-time equivalent employees, consisting of approximately 17,625 customer service agents, reservations agents, ramp and other airport personnel, 8,880 flight attendants, 6,095 management and clerical employees, 4,530 pilots, 3,835 mechanics and 125 dispatchers. Approximately 44% of our employees are represented by unions. The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental and CMI:
Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Flight Attendants	8,540	International Association of Machinists and Aerospace Workers ("IAM")	December 2009

Continental Pilots	4,530	Air Line Pilots Association International ("ALPA")	December 2008

Continental Mechanics	3,740	International Brotherhood of Teamsters ("Teamsters")	December 2008

CMI Fleet and Passenger Service Employees	475	Teamsters	November 2011

CMI Flight Attendants	340	IAM	December 2010

Continental Dispatchers	125	Transport Workers Union ("TWU")	December 2008

CMI Mechanics	95	Teamsters	December 2009

Continental Flight Simulator Technicians	50	TWU	December 2008

During 2006, our flight attendants and the three CMI work groups represented by unions ratified new contracts containing benefit reductions and work rule changes. In October 2006, our field services employees rejected representation sought by the Transport Workers Union of America. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy.

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

Under the Aviation and Transportation Security Act (the "Aviation Security Act") and related federal regulations, substantially all security screeners at airports are federal employees and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and Border Protection and enhanced background checks.

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal statutes, DOT and FAA regulations and judicial decisions. Under the Aviation Security Act, funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50, subject to a $5 per one-way trip cap. The Aviation Security Act also allows the Transportation Security Administration ("TSA") to assess an aviation security infrastructure fee on each airline up to the total amount spent by that airline on passenger and property screening in calendar year 2000 and, starting in fiscal year 2005, to impose a new methodology for calculating assessments. TSA has continued to assess this fee on airlines. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may do so again in the future. Most airports where we operate impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

The Bush Administration has proposed changing the current funding mechanism for the FAA air traffic control system and the airport improvement program, which involves the imposition of certain taxes and fees, by introducing a cost-based user fee to be collected from all users of the system, including additional fees charged to users of highly congested airports. The Administration also proposed that Congress authorize the FAA to borrow $5 billion to fund capital improvements necessary to upgrade the air traffic control system and reduce costly delays, which would require additional user fees between 2013 and 2017, and allow airports to increase their passenger facility charges from $4.50 to $6 per segment. We cannot predict what future actions Congress may take in response to the proposal or whether any such actions will have a material effect on our costs or revenue.

In time of war or during a national emergency or defense-oriented situation, we and other air carriers could be required to provide airlift services to the Air Mobility Command under the Civil Reserve Air Fleet program ("CRAF"). If we were required in the future to provide a substantial number of aircraft and crew to the Air Mobility Command under CRAF, our operations could be materially adversely affected.

The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Washington National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Because of statutory mandate passed by Congress in 2000 in the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, however, the FAA currently lacks authority to enforce regulatory slot restrictions at Kennedy, LaGuardia and O'Hare. To address concerns about congestion at LaGuardia and O'Hare, the FAA has since issued orders to impose new operating restrictions at LaGuardia and O'Hare. Given that we expect to be able to continue operating out of these airports with our existing access to gates and related facilities, the elimination of slot restrictions and the imposition of new operating restrictions are not expected to have a material effect on us.

International Regulations. The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers allowed to fly these routes. Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the U.S. Bilateral agreements between the United States and foreign governments often include restrictions on the number of carriers (designations), operations (frequencies), or airports (points) that can be served. When designations are limited, only a certain number of airlines of each country may provide service between the countries. When frequencies are limited, operations are restricted to a certain number of weekly flights (as awarded by the United States to the domestic carrier, based on the bilateral limits). When points are limited, only certain airports within a country can be served.

One example of these limits is the bilateral agreement between the United States and the United Kingdom. Designations between the United States and Heathrow airport in London are limited to two for each country and because both designations are already taken, we cannot serve London Heathrow, even though we desire to do so. Additionally, the bilateral agreement limits frequencies. As a result, even if we received a Heathrow designation, we would be prevented from expanding our service above a predefined number of weekly frequencies. Finally, even if we received a Heathrow designation, we could not serve it from Houston or Cleveland because of point limits. However, the U.S. and the European Union continue to negotiate an "open skies" agreement (meaning all carriers have access to a destination) which would allow U.S. and European carriers to operate between any U.S. and European points. Although the proposed treaty, which has not been executed by the European Union, technically would permit us to fly to London Heathrow, we would not necessarily be able to fly there as a sufficient quantity of commercially viable slots or other facilities is not available to us at Heathrow. However, if an "open skies" treaty were to go into force, certain of our competitors with these assets could introduce service between London Heathrow and our hubs at Houston and Cleveland or new or increased service at our hub at Newark, which could have a material adverse effect on us.

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

Environmental Regulations. Many aspects of airlines' operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. Future regulatory actions that may be taken by the U.S. government, foreign governments (including the European Union), or the International Civil Aviation Organization to address climate change or limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the impact to us and our industry is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries. Potential actions may include the imposition of requirements to purchase emission offsets or credits, which could require participation in emission trading (such as proposed in the European Union), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

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

ITEM 1A. RISK FACTORS.

Overview

Although we achieved profitability during 2006, we have suffered substantial losses since September 11, 2001. Our ability to sustain our profitability depends, among other factors, on continuing our efforts to implement and maintain a more competitive cost structure, retaining our domestic length-of-haul adjusted revenue per available seat mile premium to the industry and responding effectively to the factors that threaten the airline industry as a whole. Although the U.S. domestic network carrier environment improved in 2006 as several of our network competitors reduced domestic capacity and as carriers increased fares in response to record-high fuel prices, a number of factors continue to pressure the industry. Among the many factors that threaten us are the continued rapid growth of low-cost carriers and resulting pressure on domestic fares, high fuel costs, excessive taxation and significant pension liabilities. Additionally, a number of our competitors are increasing their international capacity, which is resulting in pressure on yields and load factors in impacted markets.

Risk Factors Relating to the Company

Future increases in fuel prices or disruptions in fuel supplies could have a material adverse effect on us. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in the cost of fuel. Although fuel prices have declined from record highs and we experienced more success raising ticket prices in response to higher fuel costs in 2006 than we had in 2005, we may not be able to raise fares further to offset future increases in fuel prices. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel-efficient aircraft that are unprofitable during periods of higher fuel prices. We are also at risk for all of our regional carriers' fuel costs on flights flown for us under capacity purchase agreements, as well as a margin on ExpressJet's fuel costs (up to a negotiated cap of 71.2 cents per gallon) on flights flown for us under the ExpressJet CPA and a related fuel purchase agreement with ExpressJet.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as increasing demand by developing nations, conflicts or instability in the Middle East or other oil producing regions and diplomatic tensions between the U.S. and oil producing nations, as well as OPEC production curtailments, disruptions of oil imports, environmental concerns, weather and other unpredictable events. For example, a major hurricane making landfall along the U.S. Gulf Coast could cause widespread disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of jet fuel and diminished availability of jet fuel supplies.

Future increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition and liquidity.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with our principal competitors, we have a high proportion of debt compared to our capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2006, we had approximately $5.4 billion (including current maturities) of long-term debt and capital lease obligations.

In addition, we have substantial commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. Although we have entered into agreements to finance the two 777-200ER aircraft scheduled to be delivered in 2007 and have backstop financing for some of the 737 aircraft scheduled to be delivered in 2008 and 2009, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

Credit rating downgrades could have a material adverse effect on our liquidity. Reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral under our bank-issued credit card processing agreement and our workers' compensation program if our debt rating falls below specified levels.

Failure to meet our financial covenants would adversely affect our liquidity. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for certain special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months. The liquidity covenant requires us to maintain a minimum level of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities. The agreement also requires us to maintain a minimum senior unsecured debt rating. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post additional cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance requirement under our $350 million secured term loan facility, resulting in a default under that facility.

Our labor costs may not be competitive and could threaten our future liquidity. Labor costs constitute a significant percentage of our total operating costs. All of the major hub-and-spoke carriers with whom we compete have achieved significant labor cost reductions, whether in or out of bankruptcy. Even given the effect of pay and benefit cost reductions we implemented beginning in April 2005, we believe that our wages, salaries and benefits cost per available seat mile, measured on a stage length adjusted basis, will continue to be higher than that of many of our competitors. These higher labor costs may adversely affect our ability to sustain our profitability while competing with other airlines that have achieved lower relative labor costs.

Labor disruptions could adversely affect our operations. Although we enjoy generally good relations with our employees, we can provide no assurance that we will be able to maintain these good relations in the future or avoid labor disruptions. Any labor disruption that results in a prolonged significant reduction in flights would have a material adverse effect on our results of operations and financial condition.

 Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control. We have defined benefit pension plans covering substantially all U.S. employees other than employees of Chelsea Food Services and CMI. We estimate that our minimum required contributions to our defined benefit pension plans will total approximately $1.3 billion over the next ten years, after giving effect to the Pension Protection Act of 2006. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws.

Interruptions or disruptions in service at one of our hub airports could have a material adverse effect on our operations. We operate principally through our hub operations at New York Liberty, Houston Bush, Cleveland Hopkins and Guam. A majority of our flights either originate from or fly into one of these locations, contributing to a large amount of "origin and destination" traffic. A significant interruption or disruption in service at one of our hubs resulting from air traffic control delays, weather conditions, growth constraints, relations with third party service providers, failure of computer systems, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, our business could be materially adversely affected.

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

Our net operating loss carryforwards may be limited. At December 31, 2006, we had estimated net operating loss carryforwards ("NOLs") of $4.1 billion for federal income tax purposes that will expire beginning in 2007 through 2025. The Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." If we were to have a change in ownership under current conditions, our annual NOL utilization could be limited to approximately $161 million per year, before consideration of any built-in-gains.

Risk Factors Relating to the Airline Industry

The airline industry is highly competitive and susceptible to price discounting. The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Carriers use discount fares to stimulate traffic during periods of slack demand or when they begin service to new cities or have excess capacity to generate cash flow and to establish or increase market share. Some of our competitors have substantially greater financial resources (including more favorable hedges against fuel price increases) and/or lower cost structures than we do. In recent years, the domestic market share held by low-cost carriers has increased significantly and is expected to continue to increase, which is dramatically changing the airline industry. The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient pricing structures in domestic markets to achieve profitability. This has contributed to the dramatic losses for us and the airline industry generally. For example, a low-cost carrier began to directly compete with us on flights between New York Liberty and destinations in Florida in 2005, and entered the New York to Houston market in 2006. We are responding vigorously to this challenge, but have experienced decreased yields on affected flights. We cannot predict whether or for how long these trends will continue.

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

Delta, Northwest and several small competitors are currently operating under bankruptcy protection, and other carriers could file for bankruptcy or threaten to do so to reduce their costs. US Airways and United Airlines have emerged from bankruptcy, and Delta and Northwest have announced their plans to emerge from bankruptcy in the second quarter of 2007. Carriers operating under bankruptcy protection may be in a position to operate in a manner adverse to us and could emerge from bankruptcy as more vigorous competitors with substantially lower costs than ours.

The airline industry may experience further consolidation that may affect our business strategy. Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and may experience additional consolidation in the future. Our preference is to remain independent; however, we would re-evaluate our strategic options if the competitive landscape were to change. We routinely monitor developments in the industry and engage in analysis and discussions regarding our strategic position, including alliances, asset acquisitions and business combination transactions. We have had, and expect to continue to have, discussions with third parties, including other airlines, regarding strategic alternatives. Our ability to engage in any merger may be restricted by our Series B preferred stock held by Northwest Airlines. Additionally, the ability of any third party to acquire us could be limited by our stockholder rights plan and Northwest's ability to block our redemption of the rights under certain circumstances. We cannot predict whether consolidation will occur or the impact of any consolidation within the U.S. airline industry.

Additional terrorist attacks or international hostilities may further adversely affect our financial condition, results of operations and liquidity. The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected our financial condition, results of operations and liquidity and the airline industry generally. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats such as the August 2006 terrorist plot targeting multiple airlines, including us), could negatively affect us and the airline industry. The potential negative effects include increased security, insurance and other costs for us and lost revenue from increased ticket refunds and decreased ticket sales. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States.

Additional security requirements may increase our costs and decrease our traffic. Since September 11, 2001, the Department of Homeland Security ("DHS") and TSA have implemented numerous security measures that affect airline operations and costs, and they are likely to implement additional measures in the future. Most recently, DHS has begun to implement the US-VISIT program (a program of fingerprinting and photographing foreign visa holders), announced that it will implement greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded the use of federal air marshals on our flights (who do not pay for their seats and thus displace revenue passengers and cause increased customer complaints from displaced passengers), begun investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. DHS also has required certain flights to be cancelled on short notice for security reasons, and has required certain airports to remain at higher security levels than other locations. In addition, foreign governments also have begun to institute additional security measures at foreign airports we serve, out of their own security concerns or in response to security measures imposed by the U.S.

Moreover, the TSA has imposed additional measures affecting the contents of baggage that may be carried on an aircraft in response to the discovery in August 2006 of a terrorist plot targeting several airlines, including us. The TSA and other security regulators may be expected to impose other measures as necessary to respond to future threats.

A large portion of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of decreasing the demand for air travel and the overall attractiveness of air transportation as compared to other modes of transportation. Additional security measures required by the U.S. and foreign governments in the future, such as further expanded cargo screening, might increase our costs or decrease the demand for air travel, adversely affecting our financial results.

Expanded government regulation could further increase our operating costs and restrict our ability to conduct our business. Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and can adversely affect us. Additional laws, regulations and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, future actions that may be taken by the U.S. government, foreign governments (including the European Union), or the International Civil Aviation Organization to address concerns about climate change and air emissions from the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. Among these potential actions is the European Union's consideration of an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States.

Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have been proposed and, in some cases, adopted. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. We cannot provide assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect us.

The airline industry is heavily and punitively taxed. The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights and various U.S. fees and taxes also are assessed on international flights in addition to any fees and taxes imposed by foreign governments. Certain of these assessments must be included in the fares we advertise or quote to our customers. Due to the competitive revenue environment, many increases in these fees and taxes that are not required to be included in fares have been absorbed by the airline industry rather than being passed on to the passenger. Further increases in fees and taxes that we are not required to include in the fares we advertise or quote may reduce our revenues if we are not able to increase our fares to pass these fees on to our customers.

Insurance costs could increase materially or key coverage could become unavailable. The September 11, 2001 terrorist attacks led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, our insurance costs have increased significantly and our ability to continue to obtain certain types of insurance remains uncertain. Since the terrorist attacks, the U.S. government has provided war risk (terrorism) insurance to U.S. commercial airlines to cover losses. War risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market. If the government discontinues this coverage in whole or in part, obtaining comparable coverage in the commercial insurance market, if it is available at all, could result in substantially higher premiums and more restrictive terms. If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

If any of our aircraft were to be involved in an accident, we could be exposed to significant tort liability. We carry insurance to cover damages arising from any such accidents, but in the event that our liability exceeds the applicable policy limits, we may be forced to bear substantial losses from an accident.

Public health threats affecting travel behavior could have a material adverse effect on the industry. Public health threats, such as the bird flu, Severe Acute Respiratory Syndrome (SARs) and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations and the worldwide demand for air travel. Any quarantine of personnel or inability to access our facilities or aircraft could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for air travel caused by public health threats in the future, may materially impact our operations and adversely affect our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Flight Equipment

As shown in the following table, our operating fleet consisted of 366 mainline jets and 272 regional jets at December 31, 2006. The regional jets are leased by ExpressJet from us and are operated for us by ExpressJet.

Aircraft Type	Total Aircraft	Owned	Leased	Seats in Standard Configuration	Average Age (In Years)

777-200ER	18	6	12	283	7.4
767-400ER	16	14	2	235	5.3
767-200ER	10	9	1	174	5.8
757-300	17	9	8	216	4.3
757-200	41	13	28	175	9.9
737-900	12	8	4	167	5.3
737-800	105	32	73	155	5.5
737-700	36	12	24	124	8.0
737-500	63	15	48	114	10.7
737-300	48	22	26	124	20.2
Mainline jets	366	140	226		9.1

ERJ-145XR	103	-	103	50	2.8
ERJ-145	139	18	121	50	6.6
ERJ-135	30	-	30	37	6.3
Regional jets (a)	272	18	254		5.1

Total	638	158	480		7.4

  Excludes two ERJs (one ERJ-145XR and one ERJ-145) subleased to ExpressJet but not operated under the ExpressJet CPA at December 31, 2006.

Substantially all of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Firm Order and Option Aircraft. As of December 31, 2006, we had total firm commitments for 82 new aircraft from Boeing (60 737s, two 777s and 20 787s), with an estimated aggregate cost of $4.3 billion including related spare engines. We are scheduled to take delivery of the 82 firm order Boeing aircraft between 2007 and 2012. In addition to our firm order aircraft, we had options to purchase a total of 67 additional Boeing aircraft as of December 31, 2006.

Capacity Purchase Agreements. As discussed in Item 1. "Business - Regional Operations," 69 of the regional jets operated by ExpressJet (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) will be withdrawn from the ExpressJet CPA. The withdrawal of the 69 aircraft began in December 2006 and is expected to be completed in August 2007. ExpressJet has notified us that it will retain these 69 aircraft. Two aircraft had been withdrawn as of December 31, 2006 and are not included in the table above. Following the withdrawal of these aircraft, they will no longer be operated for us by ExpressJet under the ExpressJet CPA. Chautauqua will provide and operate 44 50-seat regional jet aircraft on our behalf to be phased in during 2007 under the Chautauqua CPA. Additionally, CommutAir provides and operates 10 turboprop aircraft on our behalf as of December 31, 2006 under a separate capacity purchase agreement.

Facilities

Our principal facilities are New York Liberty, Houston Bush, Cleveland Hopkins and A.B. Won Pat International Airport in Guam. Substantially all of these facilities are leased on a net-rental basis, as we are responsible for maintenance, insurance and other facility-related expenses and services. These hub facilities (other than those located at Guam) have lease expiration dates ranging from 2007 to 2030. The current lease for our Guam terminal facilities has expired, but we have negotiated a replacement lease with a term ending in September 2011. We expect to enter into definitive documentation for this lease in the first quarter of 2007.

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

ITEM 3. LEGAL PROCEEDINGS.

Legal Proceedings

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are now a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina) filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remain in the two cases.

In each of these cases, we believe the plaintiffs' claims are without merit and we are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as "Superfund") and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs. We (including our predecessors) have been identified as a potentially responsible party at one federal site and one state site that are undergoing or have undergone investigation or remediation. Although applicable case law is evolving and some cases may be interpreted to the contrary, we believe that some or all of any liability claims associated with these sites were discharged by confirmation of our 1993 Plan of Reorganization, principally because our exposure is based on alleged offsite disposal known as of the date of confirmation. Even if any such claims were not discharged, on the basis of currently available information, we believe that our potential liability for our allocable share of the cost to remedy each site (if and to the extent we are found to be liable) is not, in the aggregate, material; however, we have not been designated a "de minimis" contributor at either site.

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

At December 31, 2006, we had a reserve for estimated costs of environmental remediation throughout our system of $42 million, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We have not recognized any material receivables related to insurance recoveries at December 31, 2006. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our results of operations, financial condition or liquidity.

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

General

We and/or certain of our subsidiaries are defendants in various other pending lawsuits and proceedings and are subject to various other claims arising in the normal course of our business, many of which are covered in whole or in part by insurance. Although the outcome of these lawsuits and proceedings (including the probable loss we might experience as a result of an adverse outcome) cannot be predicted with certainty at this time, we believe, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Information

Our Class B common stock, which we refer to as our common stock, trades on the NYSE under the symbol "CAL." The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2006 and 2005.
		Class B Common Stock
		High	Low

2006	Fourth Quarter	$46.29	$28.56
	Third Quarter	$32.04	$22.03
	Second Quarter	$31.03	$22.51
	First Quarter	$28.90	$16.74

2005	Fourth Quarter	$21.97	$ 9.62
	Third Quarter	$16.60	$ 9.03
	Second Quarter	$15.60	$11.08
	First Quarter	$14.19	$ 8.50

As of February 16, 2007, there were approximately 19,969 holders of record of our common stock. We have paid no cash dividends on our common stock and have no current intention of doing so. Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit pension plan, measured from March 31, 2005. Through February 23, 2007, we have made $294 million of contributions to such plan.

Our certificate of incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not U.S. citizens unless the shares are registered on a separate stock record. Our bylaws further provide that no shares will be registered on the separate stock record if the amount so registered would exceed U.S. foreign ownership restrictions. United States law currently limits the voting power in us (and other U.S. airlines) of persons who are not citizens of the United States to 25%.

Equity Compensation Plans

See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans as of December 31, 2006.

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
	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data (in millions except per share data) (1):
Operating revenue	$13,128	$11,208	$9,899	$9,001	$8,511

Operating expenses	12,660	11,247	10,137	8,813	8,841

Operating income (loss)	468	(39)	(238)	188	(330)

Income (loss) before cumulative effect of change in accounting principle	369	(68)	(409)	28	(462)

Cumulative effect of change in accounting principle	(26)	-	-	-	-

Net income (loss)	343	(68)	(409)	28	(462)

Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$ 4.15	$(0.96)	$(6.19)	$0.43	$(7.19)
Cumulative effect of change in accounting principle	(0.29)	-	-	-	-
Net income (loss)	$ 3.86	$(0.96)	$(6.19)	$0.43	$(7.19)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$ 3.53	$(0.97)	$(6.25)	$0.41	$(7.19)
Cumulative effect of change in accounting principle	(0.23)	-	-	-	-
Net income (loss)	$ 3.30	$(0.97)	$(6.25)	$0.41	$(7.19)

	As of December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data (in millions):
Cash, cash equivalents and short-term investments	$2,749	$ 2,198	$ 1,669	$ 1,600	$ 1,342

Total assets	11,308	10,529	10,511	10,620	10,615

Long-term debt and capital lease obligations	4,859	5,057	5,167	5,558	5,471

Stockholders' equity	347	226	155	727	712

Selected Operating Data

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using jets with a capacity of greater than 100 seats while the regional segment currently consists of flights with a capacity of 50 or fewer seats. The regional segment is operated primarily by ExpressJet and, beginning in January 2007, Chautauqua, through capacity purchase agreements.
	Year Ended December 31,
	2006	2005	2004	2003	2002

Mainline Operations:
Passengers (thousands) (2)	48,788	44,939	42,743	40,613	41,777
Revenue passenger miles (millions) (3)	79,192	71,261	65,734	59,165	59,349
Available seat miles (millions) (4)	97,667	89,647	84,672	78,385	80,122
Passenger load factor (5)	81.1%	79.5%	77.6%	75.5%	74.1%
Cargo ton miles (millions)	1,075	1,018	1,026	917	908

Passenger revenue per available seat mile (cents)	9.96	9.32	8.82	8.79	8.67
Total revenue per available seat mile (cents)	11.17	10.46	9.83	9.81	9.41
Average yield per revenue passenger mile (cents) (6)	12.29	11.73	11.37	11.64	11.71
Average fare per revenue passenger	$201.78	$188.67	$177.90	$172.83	$169.37

Cost per available seat mile, including special charges (cents) (7)	10.56	10.22	9.84	9.53	9.63
Average price per gallon of fuel, including fuel taxes (cents)	206.35	177.55	119.01	91.40	74.01
Fuel gallons consumed (millions)	1,471	1,376	1,333	1,257	1,296

Actual aircraft in fleet at end of period (8)	366	356	349	355	366
Average length of aircraft flight (miles)	1,431	1,388	1,325	1,270	1,225
Average daily utilization of each aircraft (hours) (9)	11:07	10:31	9:55	9:19	9:29

Regional Operations:
Passengers (thousands) (2)	18,331	16,076	13,739	11,445	9,264
Revenue passenger miles (millions) (3)	10,325	8,938	7,417	5,769	3,952
Available seat miles (millions) (4)	13,251	11,973	10,410	8,425	6,219
Passenger load factor (5)	77.9%	74.7%	71.3%	68.5%	63.5%
Passenger revenue per available seat mile (cents)	17.16	15.67	15.09	15.31	15.45
Average yield per revenue passenger mile (cents) (6)	22.03	20.99	21.18	22.35	24.31
Actual aircraft in fleet at end of period (8)	272	266	245	224	188

Consolidated Operations (Mainline and Regional):
Passengers (thousands) (2)	67,119	61,015	56,482	52,058	51,041
Revenue passenger miles (millions) (3)	89,517	80,199	73,151	64,934	63,301
Available seat miles (millions) (4)	110,918	101,620	95,082	86,810	86,341
Passenger load factor (5)	80.7%	78.9%	76.9%	74.8%	73.3%
Passenger revenue per available seat mile (cents)	10.82	10.07	9.51	9.42	9.16
Average yield per revenue passenger mile (cents) (6)	13.41	12.76	12.36	12.60	12.49

  Includes the following special income (expense) items (in millions) for year ended December 31:
	2006	2005	2004	2003	2002

Operating revenue:
Change in expected redemption of frequent flyer mileage credits sold	$ -	$ -	$ -	$ 24	$ -

Operating (expense) income:
Fleet retirement and impairment charges	18	16	(87)	(86)	(242)
Pension curtailment/settlement charges	(59)	(83)	-	-	-
Surrender of Stock Price Based RSU Awards	14	-	-	-	-
Termination of 1993 service agreement with United Micronesia Development Association	-	-	(34)	-	-
Frequent flyer reward redemption cost adjustment	-	-	(18)	-	-
Security fee reimbursement	-	-	-	176	-
Severance and other special charges	-	-	-	(14)	(12)

Nonoperating income:
Gains on investments	92	204	-	305	-

Cumulative effect of change in accounting principal	(26)	-	-	-	-
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.
  Includes operating expense special items noted in (1) above. These special items increased (decreased) mainline cost per available seat mile by 0.03, 0.07, 0.16, (0.11) and 0.25 in each of the five years, respectively.
  Excludes aircraft that were removed from service.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the information contained in Item 1A. "Risk Factors" and the audited consolidated financial statements and the notes thereto included under Item 8. "Financial Statements and Supplementary Data" elsewhere in this annual report.

Overview

We recorded net income of $343 million for the year ended 2006, as compared to a net loss of $68 million for the year ended 2005. The improvement in results during 2006 compared to 2005 was primarily the result of higher revenue and our cost-savings initiatives. The U.S. domestic network carrier environment improved during 2006 as several of our network competitors reduced domestic capacity and as carriers increased fares in response to high fuel prices. Our operating revenue increased 17.1% in 2006 as compared to 2005 as we were able to raise fares and experienced increased load factors.

We currently intend to grow our mainline capacity approximately 5% in 2007 and between 5% and 7% annually over the next several years. This compares to 8.9% growth in our mainline capacity in 2006, due principally to new international destinations and additional domestic demand stimulated by lower fares in the New York to Florida markets resulting from increased low-cost competition.

Although we achieved profitability during 2006, we have suffered substantial losses since September 11, 2001. Our ability to sustain our profitability depends, among other factors, on continuing our efforts to implement and maintain a more competitive cost structure, retaining our domestic length-of-haul adjusted revenue per available seat mile premium to the industry and responding effectively to the factors that threaten the airline industry as a whole. We have attempted to return to sustained profitability by implementing $1.1 billion of annual cost-cutting and revenue-generating measures since 2002, and we have also achieved the $500 million reduction in annual pay and benefits costs and work rule changes on a run-rate basis that we targeted in late 2004.

Although the U.S. domestic network carrier environment has improved and we achieved profitability in 2006, many factors continue to threaten our ability to sustain our profitability. For example, competition from low-cost carriers in most of our domestic markets and our response to such competition is resulting in increased capacity and reduced yields in many of those markets. In addition to competition from low-cost carriers, a number of our network carrier competitors are increasing their international capacity, which is reducing yields or load factors in affected markets. We are also facing stronger competition from carriers operating under bankruptcy protection, such as Delta Air Lines and Northwest Airlines, and from carriers that have emerged from bankruptcy, including US Airways and United Airlines. Carriers in bankruptcy are able to achieve substantial cost reductions through, among other things, reduction or discharge of debt, lease and pension obligations and wage and benefit reductions, and may emerge from bankruptcy as more vigorous competitors with substantially lower costs than ours.

High fuel prices continue to contribute to higher costs and diminished profitability. Although fuel prices have declined from record highs in recent months and we experienced more success raising ticket prices in response to higher fuel costs in 2006 than in 2005, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage to our peers.

Additionally, our ability to sustain our profitability could be adversely affected by additional terrorist attacks, or the fear of such attacks, or other international hostilities. The terrorist plot discovered in August 2006 targeting multiple airlines resulted in elevated national threat warnings, flight delays, and the imposition by the Transportation Security Administration and foreign security authorities of additional security measures significantly restricting the contents of baggage that may be carried on an aircraft. Elevated concerns about future terrorist attacks and the inconvenience of the additional security measures temporarily reduced the number of customer bookings on certain routes, including high-yield business travelers for whom the ability to carry on baggage is an important service amenity. The additional security measures also resulted in a material increase in checked baggage, increasing our costs.

Results of Operations

Special Items. The comparability of our financial results between years is affected by a number of special items. Our results for each of the last three years included the following special items (in millions):
Pre Tax
Income (Expense)

Year Ended December 31, 2006
Gain on sale of Copa Holdings, S.A. shares (1)	$ 92
Surrender of Stock Price Based RSU Awards (2)	14
Pension settlement charges (3)	(59)
Out-of-service aircraft accrual reductions (4)	18
Cumulative effect of change in accounting principle (SFAS 123R) (2)	(26)
$ 39

Year Ended December 31, 2005
Gain on sale of Copa Holdings, S.A. shares (1)	$ 106
Gain on dispositions of ExpressJet stock (1)	98
Pension curtailment/settlement charges (3)	(83)
Out-of-service aircraft accrual reductions (4)	16
$ 137

Year Ended December 31, 2004
MD-80 aircraft retirement charges and other (4)	$ (87)
Termination of United Micronesia Development Association Service Agreement (4)	(34)
Frequent flyer reward redemption cost adjustment (5)	(18)
$(139)
  See Note 13 to our consolidated financial statements included in Item 8 of this report.
  See Note 8 to our consolidated financial statements included in Item 8 of this report.
  See Note 10 to our consolidated financial statements included in Item 8 of this report.
  See Note 12 to our consolidated financial statements included in Item 8 of this report.
  See Note 1(k) to our consolidated financial statements included in Item 8 of this report.

Comparison of Year Ended December 31, 2006 to December 31, 2005

Significant components of our operating results for the years ended December 31, 2006 and 2005 are as follows (in millions, except percentage changes):
			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$12,003	$10,235	$1,768	17.3%
Cargo	457	416	41	9.9%
Other	668	557	111	19.9%
	13,128	11,208	1,920	17.1%

Operating Expenses:
Aircraft fuel and related taxes	3,034	2,443	591	24.2%
Wages, salaries and related costs	2,875	2,649	226	8.5%
Regional capacity purchase, net	1,791	1,572	219	13.9%
Aircraft rentals	990	928	62	6.7%
Landing fees and other rentals	764	708	56	7.9%
Distribution costs	650	588	62	10.5%
Maintenance, materials and repairs	547	455	92	20.2%
Depreciation and amortization	391	389	2	0.5%
Passenger services	356	332	24	7.2%
Special charges	27	67	(40)	NM
Other	1,235	1,116	119	10.7%
	12,660	11,247	1,413	12.6%

Operating Income (Loss)	468	(39)	507	NM

Nonoperating Income (Expense)	(99)	(29)	70	NM

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	369	(68)	437	NM

Cumulative Effect of Change in Accounting Principle	(26)	-	(26)	NM

Net Income (Loss)	$ 343	$ (68)	$ 411	NM

NM - Not Meaningful

Operating Revenue. Passenger revenue increased 17.3%, primarily due to higher traffic and capacity in all geographic regions, higher fares on both domestic and international flights and more regional flying. Consolidated revenue passenger miles for 2006 increased 11.6% year-over-year on a capacity increase of 9.1%, which produced a consolidated load factor for 2006 of 80.7%, up 1.8 points over 2005. Consolidated yield increased 5.1% year-over-year. Consolidated revenue per available seat mile ("RASM") for 2006 increased 7.4% over 2005 due to higher load factor and yield. The improved RASM reflects recent fuel-driven fare increases and an improved mix of local versus flow traffic and our efforts to reduce discounting.

The table below shows passenger revenue for the year ended December 31, 2006 and period-to-period comparisons for passenger revenue, RASM and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	2006	Percentage Increase 2006 vs. 2005
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$ 5,413	13.4%	7.9%	5.1%
Transatlantic	2,085	20.3%	3.0%	16.9%
Latin America	1,343	23.7%	9.5%	13.0%
Pacific	888	15.6%	7.6%	7.4%
Total Mainline	9,729	16.4%	6.9%	8.9%

Regional	2,274	21.2%	9.5%	10.7%

Total System	$12,003	17.3%	7.4%	9.1%

Other revenue increased 19.9% due principally to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger service fees.

Operating Expenses. Aircraft fuel and related taxes increased 24.2% due to a significant rise in fuel prices, combined with an 8.9% increase in mainline ASMs. The average jet fuel price per gallon including related taxes increased 16.2% to $2.06 in 2006 from $1.78 in 2005. Fuel expense was negatively impacted by $40 million related to our fuel hedging program in 2006. We had no fuel hedges in place during 2005. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our fuel hedging strategy and hedges outstanding at December 31, 2006.

Wages, salaries and related costs increased 8.5% primarily due to $115 million in profit sharing expense and related payroll taxes, an increase in our average number of employees to support our growth and $83 million additional stock-based compensation expense in 2006 related to stock options following the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"), restricted stock unit ("RSU") awards based on the achievement of specified stock price targets ("Stock Price Based RSU Awards") and profit-based RSU awards that can result in cash payments to our officers upon the achievement of specified profit-based performance targets ("Profit Based RSU Awards"), partially offset by pay and benefit reductions and work rule changes for flight attendants and certain CMI work groups.

Expenses related to our capacity purchase agreements are reported in regional capacity purchase, net. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all of ExpressJet's fuel expense on flights flown for us plus a margin on ExpressJet's fuel expense up to a cap provided in the ExpressJet CPA and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net expense was higher in 2006 than in 2005 due to a 10.7% increase in regional ASMs and increased fuel prices, offset in part by lower block hour rates.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005 and 2006. Landing fees and other rentals were higher primarily due to increased flight activity. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue, offset in part by savings from renegotiated GDS agreements. Maintenance, materials and repairs increased primarily due to a higher volume of scheduled airframe maintenance overhauls, which is driven by aircraft age. In addition, contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet. Component repair costs increased as a result of aircraft aging and increased flight hours. Other operating expenses increased primarily due to a greater number of international flights which resulted in increased air navigation, ground handling, security and related expenses.

During 2006, we recorded settlement charges of $59 million related to lump sum distributions from our pilot-only defined benefit pension plans. Additionally, on February 1, 2006, our officers voluntarily surrendered their vested Stock Price Based RSU Awards with a performance period ending March 31, 2006, resulting in a $14 million reduction of special charges. The remaining balance of special charges recognized during 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our accruals for future lease payments and return conditions by $18 million following negotiated settlements with aircraft lessors.

In 2005, we recorded special charges of $67 million which consisted primarily of a curtailment charge of $43 million related to the freezing of the portion of our defined benefit pension plan attributable to pilots, a $40 million settlement charge related to lump-sum distributions from the pilot pension plans, and a $16 million reduction of our accrual for exit costs related to permanently grounded aircraft.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense, income from other companies, and gains from dispositions of investments. Total nonoperating income (expense) was a net expense in both 2006 and 2005. The net expense increased $70 million in 2006 compared to 2005 primarily due to gains in 2005 resulting from dispositions of portions of our interests in Holdings and Copa Holdings, S.A. ("Copa"), the parent of Copa Airlines. During 2005, we recognized a gain of $98 million related to the contribution of 12.1 million shares of Holdings common stock to our primary defined benefit pension plan and a $106 million gain related to the sale of a portion of our investment in Copa. During 2006, we recognized a gain of $92 million related to a subsequent sale of a portion of our investment in Copa. Net interest expense (interest expense less interest income and capitalized interest) decreased $74 million in 2006 due to higher interest income resulting from higher interest rates and higher cash balances as well as lower interest expense resulting from lower debt balances, partially offset by higher rates on variable-rate debt. Income from other companies, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa, was $29 million lower in 2006 as compared to 2005 as a result of our reduced ownership interests in Copa and Holdings and less income from our tax sharing agreement with Holdings.

Income Taxes. Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income in 2006 because we utilized a portion of the NOLs for which we had not previously recognized a benefit.

Cumulative Effect of Change in Accounting Principle. Stock Price Based RSU Awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of SFAS 123R on January 1, 2006, we had recognized no liability or expense related to our Stock Price Based RSU Awards because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the Stock Price Based RSU Awards at that date, which reduced earnings by $26 million. Subsequently, on February 1, 2006, our officers voluntarily surrendered their vested Stock Price Based RSU Awards with a performance period ending March 31, 2006, resulting in a $14 million reduction of special charges.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using jets with a capacity of greater than 100 seats while the regional segment currently consists of flights with a capacity of 50 or fewer seats. The regional segment is operated primarily by ExpressJet through a capacity purchase agreement. Under that agreement, we purchase all of ExpressJet's capacity related to aircraft covered by the contract, and are responsible for setting prices and selling all of the related seat inventory. In exchange for ExpressJet's operation of the flights, we pay ExpressJet for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Mainline. Significant components of our mainline segment's operating results for the year ended December 31 are as follows (in millions, except percentage changes):
			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$10,907	$9,377	$1,530	16.3%

Operating Expenses:
Aircraft fuel and related taxes	3,034	2,443	591	24.2%
Wages, salaries and related costs	2,830	2,605	225	8.6%
Aircraft rentals	678	640	38	5.9%
Landing fees and other rentals	720	667	53	7.9%
Distribution costs	541	494	47	9.5%
Maintenance, materials and repairs	547	455	92	20.2%
Depreciation and amortization	378	378	-	-
Passenger services	341	318	23	7.2%
Special charges	27	67	(40)	NM
Other	1,218	1,095	123	11.2%
	10,314	9,162	1,152	12.6%

Operating Income	$ 593	$ 215	$ 378	175.8%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results for the year ended December 31 are as follows (in millions, except percentage changes):
			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating Revenue	$2,221	$1,831	$ 390	21.3%

Operating Expenses:
Wages, salaries and related costs	45	44	1	2.3%
Regional capacity purchase, net	1,791	1,572	219	13.9%
Aircraft rentals	312	288	24	8.3%
Landing fees and other rentals	44	41	3	7.3%
Distribution costs	109	94	15	16.0%
Depreciation and amortization	13	11	2	18.2%
Passenger services	15	14	1	7.1%
Other	17	21	(4)	(19.0)%
	2,346	2,085	261	12.5%

Operating Loss	$ (125)	$ (254)	$(129)	(50.8)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased by 10.7% in 2006 compared to 2005.

Regional capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts for the year ended December 31 consist of the following (in millions, except percentage changes):
	2006	2005	Increase	% Increase

Capacity purchase expenses	$1,686	$1,560	$126	8.1%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	438	322	116	36.0%
Aircraft sublease income	(333)	(310)	23	7.4%
Regional capacity purchase, net	$1,791	$1,572	$219	13.9%

Comparison of Year Ended December 31, 2005 to December 31, 2004

Significant components of our operating results for the year ended December 31 are as follows (in millions, except percentage changes):
			Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue:
Passenger	$10,235	$9,042	$1,193	13.2%
Cargo	416	391	25	6.4%
Other	557	466	91	19.5%
	11,208	9,899	1,309	13.2%

Operating Expenses:
Aircraft fuel and related taxes	2,443	1,587	856	53.9%
Wages, salaries and related costs	2,649	2,819	(170)	(6.0)%
Regional capacity purchase, net	1,572	1,351	221	16.4%
Aircraft rentals	928	891	37	4.2%
Landing fees and other rentals	708	654	54	8.3%
Distribution costs	588	552	36	6.5%
Maintenance, materials and repairs	455	414	41	9.9%
Depreciation and amortization	389	415	(26)	(6.3)%
Passenger services	332	306	26	8.5%
Special charges	67	121	(54)	NM
Other	1,116	1,027	89	8.7%
	11,247	10,137	1,110	10.9%

Operating Loss	(39)	(238)	(199)	(83.6)%

Nonoperating Income (Expense)	(29)	(211)	(182)	(86.3)%

Loss before Income Taxes	(68)	(449)	(381)	(84.9)%

Income Taxes	-	40	(40)	NM

Net Loss	$ (68)	$ (409)	$(341)	(83.4)%

Operating Revenue. Passenger revenue increased 13.2%, primarily due to higher traffic and capacity in all geographic regions, higher fares on international flights and more regional flying. Consolidated revenue passenger miles for 2005 increased 9.6% year-over-year on a capacity increase of 6.9%, which produced a consolidated load factor for 2005 of 78.9%, up 2.0 points over 2004. Consolidated yield increased 3.2% year-over-year. Consolidated RASM for 2005 increased 5.9% over 2004 due to higher load factor and yield. The improved RASM reflects fuel-driven fare increases and our efforts to manage the revenue associated with the emerging trend of customers booking closer to flight dates, an improved mix of local versus flow traffic and our efforts to reduce discounting.

The table below shows passenger revenue for the year ended December 31, 2005 and period-to-period comparisons for passenger revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	2005	Percentage Increase 2005 vs. 2004
	Passenger Revenue
	(in millions)	Passenger Revenue	RASM	ASMs

Domestic	$ 4,772	5.8%	5.3%	0.5%
Transatlantic	1,733	26.9%	8.8%	16.6%
Latin America	1,085	11.1%	7.2%	3.7%
Pacific	768	24.3%	3.1%	20.6%
Total Mainline	8,358	11.9%	5.7%	5.9%

Regional	1,877	19.4%	3.8%	15.0%

Total System	$10,235	13.2%	5.9%	6.9%

Other revenue increased 19.5% due principally to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger service fees.

Operating Expenses. Aircraft fuel and related taxes increased 53.9% due to a significant rise in fuel prices, combined with an increase in flight activity. The average jet fuel price per gallon including related taxes increased 49.2% to $1.78 in 2005 from $1.19 in 2004. The impact of jet fuel prices in 2004 was partially offset by $61 million of gains from our fuel hedging activities. We had no fuel hedges in place during 2005. Wages, salaries and related costs decreased 6.0% primarily due to pay and benefit reductions and work rule changes, partially offset by a slight increase in the average number of employees.

Expenses related to our capacity purchase agreement with ExpressJet are reported in regional capacity purchase, net. Regional capacity purchase, net includes all of ExpressJet's fuel expense on flights flown for us plus a margin on ExpressJet's fuel expense up to a cap provided in the capacity purchase agreement and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our sublease income on aircraft leased to ExpressJet and flown for us. The net expense was higher in 2005 than 2004 due to increased flight activity at ExpressJet and increased fuel prices, offset in part by lower rates effective January 1, 2005 under the ExpressJet CPA.

Aircraft rentals increased due to new mainline and regional aircraft delivered in 2005. Landing fees and other rentals were higher primarily due to the completion of our new international Terminal E and related facilities at Houston Bush. Distribution costs increased primarily due to higher credit card fees and reservation costs related to the increase in revenue. Maintenance, materials and repairs increased primarily due to higher contractual repair rates associated with a maturing fleet. The lower depreciation and amortization in 2005 resulted from discontinued depreciation related to the permanent grounding of MD-80 aircraft in 2003 and 2004. Other operating expenses increased primarily due to higher number of international flights which resulted in increased air navigation, ground handling, security and related expenses.

In 2005, we recorded special charges of $67 million which consisted primarily of a curtailment charge of $43 million related to the freezing of the portion of our defined benefit pension plan attributable to pilots, a $40 million settlement charge related to lump-sum distributions from the pilot pension plans, and a $16 million reduction of our accrual for exit costs related to permanently grounded aircraft.

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

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense, income from other companies, and gains from dispositions of investments. Total nonoperating income (expense) was a net expense in both 2005 and 2004. The net expense decreased $182 million in 2005 compared to 2004 primarily due to gains of $98 million in 2005 related to the contribution of 12.1 million shares of Holdings common stock to our primary defined benefit pension plan and a $106 million gain related to the sale of a portion of our investment in Copa. Net interest expense (interest expense less interest income and capitalized interest) decreased $20 million in 2005 as a result of interest income on our higher cash balances, partially offset by interest expense on new debt issued in 2005. Income from other companies, which includes income related to our tax sharing agreement with Holdings and our equity in the earnings of Holdings and Copa, was $28 million lower in 2005 as compared to 2004 as a result of our reduced ownership interest in Holdings and less income from our tax sharing agreement with Holdings.

Income Taxes. Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Our effective tax rate for the first three months of 2004 also differs from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes and state income taxes.

Segment Results of Operations

Mainline. Significant components of our mainline segment's operating results for the year ended December 31 are as follows (in millions, except percentage changes):
			Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$9,377	$ 8,327	$1,050	12.6%

Operating Expenses:
Aircraft fuel and related taxes	2,443	1,587	856	53.9%
Wages, salaries and related costs	2,605	2,773	(168)	(6.1)%
Aircraft rentals	640	632	8	1.3%
Landing fees and other rentals	667	622	45	7.2%
Distribution costs	494	472	22	4.7%
Maintenance, materials and repairs	455	414	41	9.9%
Depreciation and amortization	378	404	(26)	(6.4)%
Passenger services	318	295	23	7.8%
Special charges	67	121	(54)	NM
Other	1,095	1,014	81	8.0%
	9,162	8,334	828	9.9%

Operating Income (Loss)	$ 215	$ (7)	$ 222	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional. Significant components of our regional segment's operating results for the year ended December 31 are as follows (in millions, except percentage changes):
	December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Operating Revenue	$1,831	$ 1,572	$259	16.5%

Operating Expenses:
Wages, salaries and related costs	44	46	(2)	(4.3)%
Regional capacity purchase, net	1,572	1,351	221	16.4%
Aircraft rentals	288	259	29	11.2%
Landing fees and other rentals	41	32	9	28.1%
Distribution costs	94	80	14	17.5%
Depreciation and amortization	11	11	-	-
Passenger services	14	11	3	27.3%
Other	21	13	8	61.5%
	2,085	1,803	282	15.6%

Operating Loss	$ (254)	$ (231)	$ 23	10.0%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. ASMs for our regional operations increased by 15.0% in 2005 compared to 2004.

Regional capacity purchase, net increased due to increased flight activity at ExpressJet and the higher number of regional jets leased from us by ExpressJet. The net amounts for the year ended December 31 consist of the following (in millions, except percentage changes):
	2005	2004	Increase	% Increase

Capacity purchase expenses	$1,560	$1,507	$53	3.5%
Fuel and fuel taxes in excess of 71.2 cents per gallon cap	322	126	196	155.6%
Aircraft sublease income	(310)	(282)	28	9.9%
Regional capacity purchase, net	$1,572	$1,351	$221	16.4%

Liquidity and Capital Resources

As of December 31, 2006, we had $2.7 billion in consolidated cash, cash equivalents and short-term investments, which is $551 million more than at December 31, 2005. At December 31, 2006, this total included $265 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash at December 31, 2005 totaled $241 million.

Operating Activities. Cash flows provided by operations for 2006 were $1.1 billion, compared to cash flows provided by operations of $457 million for 2005. The increase in cash flows provided by operations in 2006 compared to 2005 is primarily the result of an improvement in operating income.

Investing Activities. Cash flows used in investing activities were $366 million for 2006, compared to cash flows provided by investing activities of $51 million for 2005. A significant use of cash during 2006 was the purchase of short-term investments, as we converted cash equivalents into auction rate certificates. Our capital expenditures totaled $300 million in 2006, consisting of $151 million of fleet expenditures, $100 million of non-fleet expenditures and $49 million for rotable parts and capitalized interest. We have substantial commitments for capital expenditures in the future, including for the acquisition of new aircraft. Capital expenditures for 2007 are expected to be $425 million (or $620 million after considering purchase deposits to be paid, net of purchase deposits to be refunded), consisting of $156 million of fleet expenditures, $215 million of non-fleet expenditures and $54 million for rotable parts and capitalized interest.

As of December 31, 2006, we had total firm commitments for 82 new aircraft from Boeing (60 737s, two 777s and 20 787s), with an estimated aggregate cost of $4.3 billion including related spare engines. We are scheduled to take delivery of the 82 firm order Boeing aircraft between 2007 and 2012.

On July 5, 2006, we sold 7.5 million shares of Copa's Class A common stock for $156 million in cash. This sale reduced our ownership of Copa's Class A common stock to 4.4 million shares, which represents a 10% interest. We recognized a gain of $92 million related to this transaction. In 2005, we received $172 million from the sale of 9.1 million shares of Copa common stock in Copa's initial public offering.

In January 2007, we sold substantially all of our remaining shares of Holdings common stock to third parties for cash proceeds of $35 million. We will recognize a gain of $7 million in the first quarter of 2007 as a result of these sales. We contributed substantially all of the $35 million of proceeds to our defined benefit pension plans in February 2007.

Financing Activities. Cash flows used by financing activities, primarily the payment of long-term debt and capital lease obligations partially offset by the issuance of new long-term debt, were $292 million for 2006, compared to cash flows provided by financing activities of $37 million in 2005. During 2006, we paid $948 million in long-term debt and capital lease obligations, including $392 million of long-term debt which we paid off or refinanced prior to scheduled maturity. We issued $574 million of new debt in 2006. We issued $436 million of new debt and raised $203 million through the public offering of 18 million shares of our common stock in 2005.

At December 31, 2006, we had approximately $5.4 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interest in Copa, with a market value of $276 million at February 16, 2007, is not pledged as collateral under any of our debt, although we are contractually limited in our ability to dispose of this asset prior to July 2008. We were in compliance with all debt covenants at December 31, 2006.

Although we have entered into agreements to finance the two 777-200ER aircraft scheduled to be delivered in 2007 and have backstop financing for 24 of the 60 737 aircraft scheduled to be delivered in 2008 and 2009, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

In March 2006, we elected to pre-pay $96 million of debt due in early 2007. This debt had an interest rate equal to the London Interbank Offered Rate, or LIBOR, plus 4.53%. In November 2006, we issued $200 million aggregate principal amount of 8.75% unsecured notes due December 2011.

In June 2006, we refinanced our $195 million Floating Rate Secured Notes due December 2007 and $97 million Floating Rate Secured Subordinated Notes due December 2007 by redeeming these notes with proceeds that we received from the issuance of two new series of equipment notes. The new notes total $320 million in principal amount and mature in June 2013. Similar to the refinanced notes, the new notes are secured by the majority of our spare parts inventory. A portion of the spare parts inventory that serves as collateral for the new equipment notes is classified as property and equipment and the remainder is classified as spare parts and supplies, net.

The new series of senior equipment notes, which totaled $190 million in principal amount, bears interest at the three-month London Interbank Offered Rate, or LIBOR, plus 0.35% for an initial coupon of 5.63%. The new series of junior equipment notes, which totaled $130 million in principal amount, bears interest at the three-month LIBOR plus 3.125% for an initial coupon of 8.41%. The effect of the issuance of the new equipment notes and the redemption of the previously issued notes was to lower the interest rate that we pay on the indebtedness by approximately 55 basis points in the case of the senior notes and 438 basis points in the case of the junior notes, to increase the cash raised and principal amount by $28 million and to extend the maturity date of the indebtedness by five and a half years.

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

In January 2007, $170 million in principal amount of our 4.5% convertible notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

At December 31, 2006, our senior unsecured debt ratings were Caa1 by Moody's and CCC+ by Standard & Poor's. Since September 11, 2001, our credit ratings have been lowered to significantly below investment grade. These reductions have increased the costs we incur when issuing debt, adversely affected the terms of such debt and limited our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $65 million under our bank-issued credit card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $24 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Our bank-issued credit card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $429 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility.

On April 10, 2006, we filed an automatically effective universal shelf registration statement covering the sale from time to time of our securities in one or more public offerings. The securities offered might include debt securities, including pass-through certificates, shares of common stock, shares of preferred stock and securities exercisable for, or convertible into, shares of common stock, such as stock purchase contracts, warrants or subscription rights, among others. Proceeds from any sale of securities under this registration statement other than pass-through certificates would likely be used for general corporate purposes, including the repayment of debt, the funding of pension obligations and working capital requirements, whereas proceeds from the issuance of pass-through certificates would be used to finance or refinance aircraft and related equipment. The 8.75% unsecured notes due December 2011 discussed above were issued under this registration statement.

We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 244 leased and owned mainline jet aircraft, certain spare engines and certain spare parts. Typically, these pass-through certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Morgan Stanley Bank, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V. and De Nationale Investeringsbank N.V.

We are also the issuer of pass-through certificates secured by 135 leased regional jet aircraft currently operated by ExpressJet. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $501 million at December 31, 2006. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for the parent company of Ambac Assurance Corporation is available over the internet at the SEC's website at www.sec.gov or at the SEC's public reference room in Washington, D.C. and financial information for FGIC is available over the internet at www.fgic.com. A policy provider is also used as credit support for the financing of certain facilities at Houston Bush, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $53 million at December 31, 2006.

Contractual Obligations. The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our cash flow in the future periods set forth below (in millions):

Contractual Obligations	Payments Due						Later Years
	Total	2007	2008	2009	2010	2011

Debt and leases:
Long-term debt (1)	$ 7,087	$ 864	$ 929	$ 759	$ 860	$1,174	$2,501
Capital lease obligations (1)	553	31	46	16	16	16	428
Aircraft operating leases (2)	10,483	1,031	1,041	979	964	914	5,554
Nonaircraft operating leases (3)	6,453	417	372	366	340	335	4,623

Other:
Capacity purchase agreements (4)	2,494	1,241	922	210	69	35	17
Aircraft and other purchase commitments (5)	4,378	276	1,062	1,352	569	503	616
Projected pension contributions (6)	1,313	183	184	146	122	129	549

Total (7)	$32,761	$4,043	$4,556	$3,828	$2,940	$3,106	$14,288
  Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2006.
  Represents contractual amounts due and exclude $4.1 billion of projected sublease income to be received from ExpressJet.
  Represents minimum contractual amounts.
  Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreements and do not include the portion of the underlying obligations for aircraft leased to ExpressJet or deemed to be leased from Chautauqua or CommutAir and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. See Note 15 to our consolidated financial statements included in Item 8 of this report for the significant assumptions used to estimate the payments.
  Represents contractual commitments for firm order aircraft only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support. See Note 18 to our consolidated financial statements included in Item 8 of this report for a discussion of these purchase commitments.
  Represents our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates. See "Critical Accounting Policies and Estimates" in this Item for a discussion of our assumptions regarding our pension plans.
  Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as credit card processing agreements and power-by-the-hour engine maintenance agreements, or where short-term cancellation provisions exist.

We expect to fund our future capital and purchase commitments through internally generated funds, general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

Operating Leases. At December 31, 2006, we had 480 aircraft under operating leases, including 224 mainline aircraft, 254 regional jets operated for us by ExpressJet and two regional jets subleased to ExpressJet but not operated under the ExpressJet CPA. These leases have remaining lease terms ranging up to 18 years. In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheets. Our total rental expense for aircraft and non-aircraft operating leases was $990 million and $501 million, respectively, in 2006.

Regional Capacity Purchase Agreements. Our most significant capacity purchase agreement is with ExpressJet. The ExpressJet CPA provides that we purchase, in advance, available seat miles from ExpressJet for a negotiated price, and we are at risk for reselling the available seat miles at market prices. We are currently in negotiations with ExpressJet concerning the block hour rates for 2007 and other related matters. We have been unable to reach agreement on 2007 rates and have initiated binding arbitration as provided in the ExpressJet CPA.

In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the capacity purchase agreement because we believe the rates charged by ExpressJet for regional capacity are above the current market. The withdrawals began in December 2006 and is expected to be completed in August 2007. On May 5, 2006, ExpressJet notified us that it will retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the agreement. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the capacity purchase agreement, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Once the aircraft are withdrawn from the ExpressJet CPA, we will recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations. See Item 8. Financial Statements and Supplementary Data, Note 15 for details of our regional capacity purchase agreement.

On July 21, 2006, we announced our selection of Chautauqua to provide and operate 44 50-seat regional jets as a Continental Express carrier to be phased in during 2007 under the Chautauqua CPA. We intend to use these aircraft to replace a portion of the capacity represented by the 69 regional jet aircraft being retained by ExpressJet. Under the Chautauqua CPA, we will schedule and market all of our Continental Express regional jet service provided thereunder. The Chautauqua CPA requires us to pay a fixed fee to Chautauqua, which is subject to specified reconciliations and annual escalations, for its operation of the aircraft. Chautauqua will supply the aircraft that it will operate under the agreement. The Chautauqua CPA has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 24 aircraft, subject to the renewal terms of the related aircraft lease.

On February 5, 2007, we announced the selection of Colgan to operate 15 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty starting in early 2008. Colgan will operate the flights as a Continental Connection carrier under a new capacity purchase agreement. Colgan will supply the aircraft that it will operate under the agreement. The agreement has a ten year term.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $146 million at December 31, 2006 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2006 in the amount of $50 million. These letters of credit and performance bonds have expiration dates through September 2008.

We are the lessee under many real estate leases. It is common in such commercial lease transactions for us as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to our use or occupancy of the leased premises and the use or occupancy of the leased premises by regional carriers operating flights on our behalf. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify such parties for any environmental liability that arises out of or relates to our use of the leased premises.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2006, we had $1.2 billion of floating rate debt and $0.3 billion of fixed rate debt, with remaining terms of up to 12 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate carrying value of $1.3 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $38 million at December 31, 2006.

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

At December 31, 2006, we had a reserve for estimated costs of environmental remediation throughout our system of $42 million, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions. We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery. We do not have any receivables related to environmental insurance recoveries at December 31, 2006. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially impact our results of operations, financial condition or liquidity.

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

We have no arrangements of the types described in the first three categories that we believe may have a material current or future effect on our results of operations. Certain guarantees that we do not expect to have a material current or future effect on our results of operations, financial condition or liquidity are disclosed in Note 18 to our consolidated financial statements included in Item 8 of this report.

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

Pension Plans. We account for our defined benefit pension plans using Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" ("SFAS 87"). Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans totaling $219 million, $280 million and $293 million in 2006, 2005 and 2004, respectively, including settlement charges and a curtailment loss. We currently expect our expense related to our defined benefit pension plans to be approximately $165 million in 2007, excluding any settlement charges.

On December 31, 2006, we adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan's overfunded status or a liability for a plan's underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of net periodic benefit expense recognized in our results of operations. The impact of adopting this standard on our balance sheet at December 31, 2006 was to increase (decrease) certain accounts as follows (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

Intangible pension asset	$(50)	$-
Accrued other liabilities	$3	$13
Accrued pension liability	$177	$-
Other long-term liabilities	$-	$142
Accumulated other comprehensive loss	$230	$155

Our plans' under-funded status was $1.2 billion at December 31, 2006 and 2005. The fair value of our plans' assets increased from $1.4 billion at December 31, 2005 to $1.5 billion at December 31, 2006. Funding requirements for defined benefit pension plans are determined by government regulations. During 2006, we contributed $246 million to our defined benefit pension plans, which exceeds the minimum funding requirements in 2006 after giving effect to the Pension Protection Act of 2006. We have contributed an additional $106 million to our defined benefit pension plans during the period from January 1, 2007 through February 23, 2007. We estimate that contributions to our defined benefit pension plans will total approximately $300 million during 2007, which exceeds our estimated minimum funding requirements during that calendar year of approximately $183 million, after giving effect to the Pension Protection Act of 2006.

When calculating pension expense for 2006, we assumed that our plans' assets would generate a long-term rate of return of 8.5%. We assumed a long-term rate of return of 9.0% for calculating pension expense in 2005 and 2004. We adjusted our assumed long-term rate of return to reflect the impact that higher plan expenses and a shorter duration of expected payments in recent years has had on our long-term expectations. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the pension plans' investments are periodically rebalanced to our targeted allocation when considered appropriate. Our allocation of assets was as follows at December 31, 2006:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	50%	9%
International equities	22	9
Fixed income	22	6
Other	6	12
Total	100%

Pension expense increases as the expected rate of return on plan assets decreases. When calculating pension expense for 2007, we will assume that our plans' assets will generate a weighted-average long-term rate of return of 8.3%. Lowering the expected long-term rate of return on our plan assets by an additional 50 basis points (from 8.3% to 7.8%) would increase our estimated 2007 pension expense by approximately $8 million.

We discounted our future pension obligations using a weighted average rate of 5.92% at December 31, 2006, compared to 5.68% at December 31, 2005 and 5.75% at December 31, 2004. We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. This approach can result in different discount rates for different plans, depending on each plan's projected benefit payments. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 5.92% to 5.42%) would increase our pension liability at December 31, 2006 by approximately $251 million and increase our estimated 2007 pension expense by approximately $30 million.

At December 31, 2006, we have unrecognized net actuarial losses of $1.0 billion related to our defined benefit pension plans. These losses will be recognized as a component of pension expense in future years. Our estimated 2007 expense related to our defined benefit pension plans of $165 million includes the recognition of approximately $71 million of these losses.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Revenue Recognition. We recognize passenger revenue when transportation is provided or when the ticket expires unused, rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight.

The amount of passenger ticket sales and sales of frequent flyer mileage credits not yet recognized as revenue is included in our consolidated balance sheets as air traffic and frequent flyer liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

Frequent Flyer Accounting. For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed on us or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability. Changes in the liability are recognized as passenger revenue in the period of change. In the fourth quarter of 2004, we recorded a change in expected future costs for frequent flyer reward redemptions on alliance carriers, resulting in a one-time increase in other operating expenses of $18 million.

We also sell mileage credits in our frequent flyer program to participating entities, such as credit/debit card companies, alliance carriers, hotels, car rental agencies, utilities and various shopping and gift merchants. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized in income currently and classified as other revenue. A change to the time period over which the mileage credits are used (currently six to 28 months), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

During the year ended December 31, 2006, OnePass participants claimed approximately 1.5 million awards. Frequent flyer awards accounted for an estimated 6.8% of our total RPMs. We believe displacement of revenue passengers is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

At December 31, 2006, we estimated that approximately 2.4 million free travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $270 million at December 31, 2006. This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

Stock-Based Compensation. We have a number of equity incentive plans that permit the issuance of shares of our common stock or settlement in cash based in part upon changes in the market price of our common stock. One of the equity incentive plans provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. Each of the other plans permits awards of either stock options or restricted stock. In general, our plans permit awards to be made to the non-employee directors of the company or the employees of the company or its subsidiaries. Stock issued under the plans may be originally issued shares, treasury shares or a combination thereof. Under one of our equity incentive plans, we have adopted incentive programs for our officers that can provide for cash payments based on the market price of our common stock.

Prior to January 1, 2006 we accounted for our stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No stock-based employee compensation cost was reflected in net income (loss) for our stock option plans, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation had been included in pro forma disclosures on net income (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123").

We adopted SFAS 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award or at fair value of the award at each reporting date, depending on the type of award granted. The grant-date fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.

SFAS 123R is effective for all stock options we grant beginning January 1, 2006. Stock options granted prior to January 1, 2006, but for which the vesting period is not complete, have been accounted for using the modified prospective transition method provided by SFAS 123R. Under this method, we account for such options on a prospective basis, with expense being recognized in our statement of operations beginning January 1, 2006, using the grant-date fair values previously calculated for our pro forma disclosures under SFAS 123. We recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting periods. Our options typically vest in equal annual installments over the required service period. Expense related to each portion of an option grant is recognized over the specific vesting period for those options.

The fair value of options is determined at the grant date using a Black-Scholes-Merton option-pricing model, which requires us to make assumptions about the expected risk-free interest rate, expected dividend yield of our stock, expected market price volatility of our stock and the expected term of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we historically have not paid dividends and have no current plans to do so in the future. The market price volatility of our common stock is based on the historical volatility of our common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options is based on our historical experience for various work groups. We recognize expense only for those option awards expected to vest, using an estimated forfeiture rate based on our historical experience. The forfeiture rate may be revised in future periods if actual forfeitures differ from our assumptions.

The weighted-average fair value of options granted during 2006 was determined to be $11.52 per share, based on the following weighted-average assumptions:
Risk-free interest rate	4.7%
Dividend yield	0%
Expected market price volatility of our common stock	63%
Expected life of options (years)	3.4

Stock-based compensation is recognized only for those awards expected to vest using an estimated forfeiture rate based on our historical experience. The forfeiture rate may be revised in subsequent periods if actual forfeitures differ from those estimates. A one percent decrease in the estimated forfeiture rate at December 31, 2006 would not have resulted in a material increase to wages, salaries and related costs.

Stock Price Based RSU Awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of SFAS 123R on January 1, 2006, we had recognized no liability or expense related to our Stock Price Based RSU Awards because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. The fair value is determined using a pricing model until the specified stock price target has been met, and is determined based on the current stock price thereafter. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the Stock Price Based RSU Awards at that date, which reduced earnings by $26 million ($0.29 per basic share and $0.23 per diluted share).

During the first quarter of 2006, our stock price achieved the performance target price per share for 1.2 million Stock Price Based RSU Awards with a performance period ending December 31, 2007. Accordingly, we now measure these awards based on the current stock price (which was $41.25 per share at December 31, 2006) and will recognize the related expense ratably through December 31, 2007, after adjustment for changes in the then-current market price of our common stock. A one dollar increase or decrease in the price of our common stock at December 31, 2006 would have resulted in a $1 million increase or decrease in wages, salaries and related costs attributable to the Stock Price Based RSU Awards recognized in 2006. These awards constitute all remaining outstanding Stock Price Based RSU Awards.

During 2006, we issued 1.7 million profit-based RSU awards ("Profit Based RSU Awards") pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing that are the basis for calculating distributions to participants under our enhanced employee profit sharing program during the period from April 1, 2006 through December 31, 2009, and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target will generally be made in one-third annual increments to participants who remain continuously employed by us through each payment date. The earliest possible payment date is March 31, 2008. Payments also are conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance of $1.125 billion at the end of the fiscal year preceding the date any payment is made. If we do not achieve such cash hurdle applicable to a payment date, the payment will be deferred until the next payment date (March 31 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20-day trading period preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-based performance target. Depending on the level of cumulative employee profit sharing achieved, the payment percentage can range from 0% to 337.5% of the underlying Profit Based RSU Award.

We account for the Profit Based RSU Awards as liability awards. Once it is probable that a performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock. At December 31, 2006, we concluded that it was probable that we would achieve a cumulative profit sharing pool of $125 million during the performance period from April 1, 2006 through December 31, 2009, which equates to a payment percentage of 150%. If we had concluded that it was probable at December 31, 2006 that we would achieve a cumulative profit sharing pool of the next target level of $175 million, wages, salaries and related costs attributable to the Profit Based RSU Awards recognized in 2006 would have increased by $11 million. Our determination of the probable cumulative profit sharing pool is highly subjective and subject to change, due in large part to the risks and uncertainties inherent in our business. Moreover, because of the subjective nature of the assessment and those risks and uncertainties, projected operating results are heavily discounted in our probability analysis. Holding the cumulative profit sharing pool target level constant, a one dollar increase or decrease in the price of our common stock at December 31, 2006 would have resulted in a $1 million increase or decrease, respectively, in wages, salaries and related costs attributable to the Profit Based RSU Awards recognized in 2006.

As of December 31, 2006, $113 million of compensation cost attributable to future service related to unvested Employee Stock Options, Stock Price Based RSU Awards and the Profit Based RSU Awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.

Property and Equipment. As of December 31, 2006, the net carrying amount of our property and equipment was $6.3 billion, which represents 55% of our total assets. In addition to the original cost of these assets, the net carrying amount of our property and equipment is impacted by a number of accounting policy elections, including estimates, assumptions and judgments relative to capitalized costs, the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges. Our property and equipment accounting policies are designed to depreciate our assets over their estimated useful lives and residual values of our aircraft, reflecting both historical experience and expectations regarding future operations, utilization and performance of our assets.

In addition, our policies are designed to appropriately and consistently capitalize costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair and maintain the existing condition of our aircraft. Capitalized costs increase the carrying values and depreciation expense of the related assets, which also impact our results of operations.

Useful lives of aircraft are difficult to estimate due to a variety of factors, including technological advances that impact the efficiency of aircraft, changes in market or economic conditions and changes in laws or regulations affecting the airline industry. We evaluate the remaining useful lives of our aircraft when certain events occur that directly impact our assessment of the remaining useful lives of the aircraft and include changes in operating condition, functional capability and market and economic factors. Both depreciable lives and residual values are regularly reviewed for our aircraft and spare parts to recognize changes in our fleet plan and other relevant information. Jet aircraft and rotable spare parts are assumed to have estimated residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value. A one year increase in the useful lives of our owned aircraft would reduce annual depreciation expense by approximately $12 million while a one year decrease would increase annual depreciation expense by approximately $15 million. A one percent decrease in residual value of our owned aircraft would increase annual depreciation expense by approximately $4 million.

Impairments of Long-Lived Assets. We record impairment losses on long-lived assets used in operations, primarily property and equipment and airport operating rights, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. There were no fleet impairment losses recorded during 2004, 2005 or 2006.

We also perform annual impairment tests on our routes, which are indefinite life intangible assets. These tests are based on estimates of discounted future cash flows, using assumptions consistent with those used for aircraft and airport operating rights impairment tests. We determined that we did not have any impairment of our routes at December 31, 2006.

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

Income Taxes. For financial reporting purposes, income tax benefits recorded on losses result in deferred tax assets. Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income in 2006 because we utilized a portion of the NOLs for which we had not previously recognized a benefit. However, given our cumulative losses in recent years and other factors, including the risks and uncertainties inherent in our business, we concluded that we were still required to provide a valuation allowance for deferred tax assets at December 31, 2006. We expect to record minimal tax expenses and pay minimal cash taxes in 2007, mainly attributable to the federal alternative minimum tax and certain state taxes.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings (accumulated deficit) in the first quarter of 2007. We are currently evaluating the requirements of FIN 48; however, we do not believe that it will have a material effect on our consolidated financial position or results of operations.

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

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2006 and 2005, mainline aircraft fuel and related taxes accounted for 29.4% and 26.7%, respectively, of our mainline operating expenses. Based on our expected fuel consumption in 2007, a hypothetical one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $44 million, holding the refining margin constant and before considering the impact of our fuel hedging program. Historically, we have from time to time entered into crude oil or refined products swap contracts, call option contracts, collar contracts or jet fuel purchase commitments to provide some short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices.

As part of our hedging strategy, we take into account the volume and date of flight for the tickets sold comprising our current air traffic liability, the amount of jet fuel that has been delivered or we have under contract and the volume of fuel required by us to complete the itinerary for those tickets already sold. We then construct a hedge position that is designed to better hedge fuel prices with respect to tickets already sold, for which we can no longer adjust our pricing. Implicit in this strategy is our belief that, as to tickets not yet sold, the market will be efficient and that fare levels will adjust to keep pace with fuel costs.

As of December 31, 2006, we had hedged approximately 30% and 10% of our projected fuel requirements for the first and second quarters of 2007, respectively, using a combination of petroleum swap contracts with a weighted average swap price of $67.34 per barrel and heating oil option contracts forming zero cost dollars with a weighted average call price of $1.90 per gallon and a weighted average put price of $1.77 per gallon. At December 31, 2006, our fuel hedges outstanding were in a loss position. The fair value of our obligation related to these contracts was $18 million and is included in accrued other liabilities in our consolidated balance sheet. We estimate that a 10% increase in the price of crude oil and heating oil at December 31, 2006 would decrease our obligation related to the fuel hedges outstanding at that date by $21 million, resulting in an asset rather than a liability on our consolidated balance sheet.

We had no fuel hedges outstanding at December 31, 2005 or at any time during 2005.

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

At December 31, 2006, we had forward contracts outstanding to hedge approximately 48% of our projected British pound-denominated cash flows for 2007 and approximately 32% of our projected euro-denominated cash flows for 2007. At December 31, 2006, a uniform 10% strengthening in the value of the U.S. dollar relative to the British pound and euro would have increased the fair value of the existing option and forward contracts by $10 million and $2 million, respectively, offset by a corresponding loss on the underlying 2007 exposure of $21 million and $5 million, respectively, resulting in net losses of $11 million and $3 million, respectively.

At December 31, 2005, we had forward contracts outstanding to hedge approximately 56% of our projected Canadian dollar-denominated cash flows for 2006.

Interest Rates. Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments). We had approximately $1.8 billion and $1.7 billion of variable-rate debt as of December 31, 2006 and December 31, 2005, respectively. If average interest rates increased by 100 basis points during 2007 as compared to 2006, our projected 2007 interest expense would increase by approximately $17 million after taking into account scheduled maturities.

As of December 31, 2006 and 2005, we estimated the fair value of $2.5 billion and $3.0 billion (carrying value) of our fixed-rate debt to be $2.8 billion and $2.8 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices. If market interest rates increased 100 basis points at December 31, 2006, the fair value of our fixed-rate debt would increase by approximately $62 million. The fair value of the remaining fixed-rate debt at December 31, 2006 and 2005, with a carrying value of $924 million and $655 million, respectively, was not practicable to estimate due to the large number of remaining debt instruments with relatively small carrying amounts.

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their December 31, 2006 levels, a 100 basis point increase or decrease in interest rates would result in corresponding increase or decrease in interest income of approximately $24 million during 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 8 and 10 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," and, effective December 31, 2006, Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 and 106 and 132(R)", respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 23, 2007

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2006	2005	2004
Operating Revenue:
Passenger (excluding fees and taxes of $1,369, $1,176 and $1,046)	$12,003	$10,235	$ 9,042
Cargo	457	416	391
Other	668	557	466
	13,128	11,208	9,899
Operating Expenses:
Aircraft fuel and related taxes	3,034	2,443	1,587
Wages, salaries and related costs	2,875	2,649	2,819
Regional capacity purchase, net	1,791	1,572	1,351
Aircraft rentals	990	928	891
Landing fees and other rentals	764	708	654
Distribution costs	650	588	552
Maintenance, materials and repairs	547	455	414
Depreciation and amortization	391	389	415
Passenger services	356	332	306
Special charges	27	67	121
Other	1,235	1,116	1,027
	12,660	11,247	10,137

Operating Income (Loss)	468	(39)	(238)

Nonoperating Income (Expense):
Interest expense	(401)	(410)	(389)
Interest capitalized	18	12	14
Interest income	131	72	29
Income from other companies	61	90	118
Gain on sale of Copa Holdings, S.A. shares	92	106	-
Gain on disposition of ExpressJet Holdings, Inc. shares	-	98	-
Other, net	-	3	17
	(99)	(29)	(211)

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	369	(68)	(449)

Income Taxes	-	-	40

Income (Loss) before Cumulative Effect of Change in Accounting Principle	369	(68)	(409)

Cumulative Effect of Change in Accounting Principle	(26)	-	-

Net Income (Loss)	$ 343	$ (68)	$(409)

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2006	2005	2004
Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 4.15	$(0.96)	$(6.19)
Cumulative Effect of Change in Accounting Principle	(0.29)	-	-
Net Income (Loss)	$ 3.86	$(0.96)	$(6.19)

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 3.53	$(0.97)	$(6.25)
Cumulative Effect of Change in Accounting Principle	(0.23)	-	-
Net Income (Loss)	$ 3.30	$(0.97)	$(6.25)

Shares Used for Computation:
Basic	89.0	70.3	66.1
Diluted	111.4	70.3	66.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
ASSETS	2006	2005

Current Assets:
Cash and cash equivalents	$ 2,123	$ 1,723
Restricted cash	265	241
Short-term investments	361	234
Total cash, cash equivalents and short-term investments	2,749	2,198

Accounts receivable, net of allowance for doubtful receivables of $7 and $15	582	533
Spare parts and supplies, net of allowance for obsolescence of $70 and $95	217	201
Deferred income taxes	165	154
Prepayments and other	416	341
Total current assets	4,129	3,427

Property and Equipment:
Owned property and equipment:
Flight equipment	6,973	6,706
Other	1,430	1,372
	8,403	8,078
Less: Accumulated depreciation	2,539	2,328
	5,864	5,750

Purchase deposits for flight equipment	183	101

Capital leases	303	344
Less: Accumulated amortization	87	109
	216	235
Total property and equipment, net	6,263	6,086

Routes	484	484
Airport operating rights, net of accumulated amortization of $348 and $335	120	133
Investment in other companies	81	112
Intangible pension asset	-	60
Other assets, net	231	227

Total Assets	$11,308	$10,529

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 574	$ 546
Accounts payable	1,076	846
Air traffic and frequent flyer liability	1,712	1,475
Accrued payroll	233	234
Accrued other liabilities	360	298
Total current liabilities	3,955	3,399

Long-Term Debt and Capital Leases	4,859	5,057

Deferred Income Taxes	165	154

Accrued Pension Liability	1,149	1,078

Other	833	615

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 400,000,000 and 200,000,000 shares authorized; 91,816,121 and 111,690,943 shares issued	1	1
Additional paid-in capital	1,370	1,635
Retained earnings (accumulated deficit)	(11)	406
Accumulated other comprehensive loss	(1,013)	(675)
Treasury stock - 0 and 25,489,413 shares, at cost	-	(1,141)
Total stockholders' equity	347	226
Total Liabilities and Stockholders' Equity	$11,308	$10,529

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$ 343	$ (68)	$ (409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	-	-	(40)
Depreciation and amortization	391	389	415
Special charges	27	67	121
Gains on dispositions of investments	(92)	(204)	-
Undistributed equity in the income of other companies	(36)	(62)	(66)
Cumulative effect of change in accounting principle	26	-	-
Stock-based compensation	34	-	-
Other, net	26	(18)	(73)
Changes in operating assets and liabilities:
Increase in accounts receivable	(70)	(56)	(76)
Increase in spare parts and supplies	(26)	(7)	(37)
Increase in prepayments and other assets	(56)	(59)	(135)
Increase (decrease) in accounts payable	230	80	(74)
Increase in air traffic and frequent flyer liability	237	318	200
Increase in accrued pension liability and other	24	77	547
Net cash provided by operating activities	1,058	457	373
Cash Flows from Investing Activities:
Capital expenditures	(300)	(185)	(162)
Purchase deposits (paid) refunded in connection with aircraft deliveries, net	(81)	(3)	111
(Purchase) sale of short-term investments, net	(127)	46	34
Proceeds from sale of Copa Holdings, S.A. shares, net.	156	172	-
Proceeds from sale of Internet-related investments	-	-	98
Proceeds from dispositions of property and equipment	10	53	16
Increase in restricted cash	(24)	(30)	(41)
Other	-	(2)	(3)
Net cash (used in) provided by investing activities	(366)	51	53
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	574	436	67
Payments on long-term debt and capital lease obligations	(948)	(662)	(447)
Proceeds from issuance of common stock	82	227	5
Other	-	36	11
Net cash (used in) provided by financing activities	(292)	37	(364)
Net Increase in Cash and Cash Equivalents	400	545	62
Cash and Cash Equivalents - Beginning of Period	1,723	1,178	1,116
Cash and Cash Equivalents - End of Period	$2,123	$1,723	$1,178

Supplemental Cash Flows Information:
Interest paid	$ 382	$ 385	$ 372
Income taxes paid (refunded)	$ (1)	$ 2	$ (4)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 192	$ -	$ 226
Contribution of ExpressJet Holdings stock to pension plan	$ -	$ 130	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)
				Retained	Accumulated
	Class B		Additional	Earnings	Other	Treasury
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stock,
	Shares	Amount	Capital	Deficit)	Income (Loss)	At Cost	Total

December 31, 2003	66.1	$ 1	$1,401	$ 883	$(417)	$(1,141)	$ 727

Net Loss	-	-	-	(409)	-	-	(409)
Other Comprehensive Loss:
Increase in additional minimum pension liability	-	-	-	-	(176)	-	(176)
Unrealized gain on derivative instruments	-	-	-	-	6	-	6
Total Comprehensive Loss							(579)

Issuance of common stock pursuant to stock plans	0.4	-	5	-	-	-	5
Other	-	-	2	-	-	-	2
December 31, 2004	66.5	1	1,408	474	(587)	(1,141)	155

Net Loss	-	-	-	(68)	-	-	(68)
Other Comprehensive Loss:
Increase in additional minimum pension liability	-	-	-	-	(96)	-	(96)
Unrealized gain on derivative instruments	-	-	-	-	8	-	8
Total Comprehensive Loss							(156)

Issuance of common stock pursuant to stock offering	18.0	-	203	-	-	-	203
Issuance of common stock pursuant to stock plans	1.7	-	24	-	-	-	24
December 31, 2005	86.2	1	1,635	406	(675)	(1,141)	226

Net Income	-	-	-	343	-	-	343
Other Comprehensive Income:
Decrease in additional minimum pension liability	-	-	-	-	68	-	68
Unrealized loss on derivative instruments	-	-	-	-	(21)	-	(21)
Total Comprehensive Income							390

Issuance of common stock pursuant to stock plans	5.6	-	82	-	-	-	82
Stock-based compensation	-	-	34	-	-	-	34
Retirement of treasury stock	-	-	(381)	(760)	-	1,141	-
Impact of adoption of SFAS 158	-	-	-	-	(385)	-	(385)
December 31, 2006	91.8	$ 1	$1,370	$ (11)	$(1,013)	$ -	$ 347

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2006. Our most significant regional capacity purchase agreements are with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), and, beginning in January 2007, Chautauqua Airlines, Inc., ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc. Our regional operations using regional jet aircraft are conducted under the name "Continental Express" and those using turboprop aircraft are conducted under the name "Continental Connection."

As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. Our consolidated financial statements include the accounts of Continental and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
  Investments in Other Companies. Investments in unconsolidated other companies that are not variable interest entities (see Note 13) are accounted for by the equity method when we have the ability to exercise significant influence over the operations of the companies.
  Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
  Cash and Cash Equivalents. We classify short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased as cash and cash equivalents. Restricted cash includes restricted short-term investments and is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.
  Short-Term Investments. We invest in commercial paper, asset-backed securities and U.S. government agency securities with original maturities in excess of three months but less than one year. These investments are classified as short-term investments in the accompanying consolidated balance sheets. Short-term investments are stated at cost, which approximates market value.
  Spare Parts and Supplies. Inventories, expendable parts and supplies related to flight equipment are carried at average acquisition cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, as well as to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value. We recorded additions to this allowance for expense of $7 million in each of the years ended December 31, 2006 and 2005 and $11 million in the year ended December 31, 2004. The allowance was reduced by $32 million, $5 million and $16 million in the years ended December 31, 2006, 2005 and 2004, respectively, primarily associated with the sale of surplus parts. Spare parts and supplies are assumed to have an estimated residual value of 10% of original cost. These allowances are based on management estimates, which are subject to change.
  Property and Equipment. Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Jet aircraft and rotable spare parts are assumed to have estimated residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value. The estimated useful lives of our property and equipment are as follows:
Estimated Useful Life

Jet aircraft and simulators	25 to 30 years
Rotable spare parts	Average lease term or useful life for related aircraft
Buildings and improvements	10 to 30 years
Food service equipment	6 to 10 years
Maintenance and engineering equipment	8 years
Surface transportation and ground equipment	6 years
Communication and meteorological equipment	5 years
Computer software	3 to 10 years
Capital lease - flight and ground equipment	Shorter of lease term or useful life
Leasehold improvements	Shorter of lease term or useful life

  Amortization of assets recorded under capital leases is included in depreciation expense in our consolidated statement of operations.

  The carrying amount of computer software was $76 million and $70 million at December 31, 2006 and 2005, respectively. Depreciation expense related to computer software was $28 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

  Routes and Airport Operating Rights. Routes represent the right to fly between cities in different countries. Routes are indefinite-lived intangible assets and are not amortized. We perform a test for impairment of our routes in the fourth quarter of each year.

  Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport). Airport operating rights are amortized over the shorter of the stated term of the related lease or 20 years. Amortization expense related to airport operating rights was $13 million, $19 million and $22 million for the years ended December 31, 2006, 2005 and 2004, respectively. We expect annual amortization expense related to airport operating rights to be approximately $13 million in each of the next five years.

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
  Revenue/Air Traffic Liability. Passenger revenue is recognized either when transportation is provided or when the ticket expires unused, rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight.

  We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. As we have a legal obligation to act as a collection agent with respect to these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency or operating carrier.

  Under our capacity purchase agreement with Holdings and ExpressJet (the "ExpressJet CPA"), we purchase all of ExpressJet's capacity related to aircraft covered by the contract and are responsible for selling all of the related seat inventory. We record the related passenger revenue and related expenses, with payments under the capacity purchase agreement reflected as a separate operating expense in our consolidated statement of operations.

  The amount of passenger ticket sales and sales of frequent flyer mileage credits not yet recognized as revenue is included in our consolidated balance sheets as air traffic and frequent flyer liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

  Revenue from the shipment of cargo and mail is recognized when transportation is provided. Other revenue includes revenue from the sale of frequent flyer miles (see (k) below), ticket change fees, charter services and other incidental services.

  Frequent Flyer Program. For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed on us or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability. Changes in the liability are recognized as passenger revenue in the period of change.

  We also sell mileage credits in our frequent flyer program to participating entities, such as credit/debit card companies, alliance carriers, hotels, car rental agencies, utilities and various shopping and gift merchants. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized in income currently and classified as other revenue. A change to the time period over which the mileage credits are used (currently six to 28 months), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

  At December 31, 2006, we estimated that approximately 2.4 million free travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $270 million at December 31, 2006. This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

  Maintenance and Repair Costs. Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred. Maintenance and repair costs also include engine overhaul costs covered by power-by-the-hour agreements, which are expensed on the basis of hours flown.
  Advertising Costs. We expense the costs of advertising as incurred. Advertising expense was $95 million, $91 million and $84 million for the years ended December 31, 2006, 2005 and 2004, respectively.
  Regional Capacity Purchase, Net. Payments made to ExpressJet under the ExpressJet CPA are reported in regional capacity purchase, net, in our consolidated statement of operations. Regional capacity purchase, net, includes all of ExpressJet's fuel expense on flights flown for us plus a margin on ExpressJet's fuel expense up to a cap provided in the ExpressJet CPA and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our sublease income on aircraft leased to ExpressJet and flown for us.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

FIN 48. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings (accumulated deficit) in the first quarter of 2007. We are currently evaluating the requirements of FIN 48; however, we do not believe that it will have a material effect on our consolidated financial position or results of operations.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):
	2006	2005	2004

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$343	$ (68)	$(409)
Effect of dilutive securities - interest expense on:
5% Convertible Notes	7	-	-
4.5% Convertible Notes	7	-	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	11	-	-
Reduction in our proportionate equity in Holdings resulting from the assumed conversion of Holdings' convertible securities	(1)	(1)	(4)
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions and effect of dilutive securities of equity investee	$367	$ (69)	$(413)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	89.0	70.3	66.1

Effect of dilutive securities:
5% Convertible Notes	8.8	-	-
4.5% Convertible Notes	5.0	-	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	4.1	-	-
Employee stock options	4.5	-	-
Dilutive potential common shares	22.4	-	-

Denominator for diluted earnings (loss) per share - adjusted weighted-average and assumed conversion	111.4	70.3	66.1

The adjustments to net income to determine the numerator for diluted earnings per share for the year ended December 31, 2006 are net of the related effect of profit sharing.

Approximately 17.9 million potential common shares related to convertible debt securities were excluded from the computation of diluted earnings per share in the years ended December 31, 2005 and 2004 because they were antidilutive. In addition, approximately 0.9 million, 12.1 million and 6.2 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively, because the options' exercise price was greater than the average market price of the common shares or the effect of including the options would have been antidilutive.

NOTE 4 - LONG-TERM DEBT

Long-term debt at December 31 consists of the following (in millions):

	2006	2005

Secured
Notes payable, interest rates of 5.0% to 8.5%, (weighted average rate of 7.11% as of December 31, 2006) payable through 2019	$2,422	$2,832
Floating rate notes, with indicated interest rates:
LIBOR (5.36% on December 31, 2006) plus 0.35% to 1.95%; Eurodollar (4.52% on December 31, 2005) plus 1.375% in 2005, payable through 2018	1,042	925
LIBOR plus 3.375%, (LIBOR plus 5.375% in 2005) payable in 2011	350	350
LIBOR plus 2.5% to 4.5%, payable through 2016	193	208
LIBOR plus 3.125% to 3.25%, payable through 2013	166	-
LIBOR plus 4.53%, payable through 2007	-	104
LIBOR plus 7.5%, payable through 2007	-	97
Other	83	79

Unsecured
Convertible junior subordinated debentures, interest rate of 6.0%, payable in 2030	248	248
Convertible notes, interest rate of 4.5%, payable in 2007	200	200
Note payable, interest rate of 8.75%, payable in 2011	200	-
Convertible notes, interest rate of 5.0%, callable beginning in 2010	175	175
Note payable, interest rate of 8.125%, payable in 2008	112	112
	5,191	5,330
Less: current maturities	558	524
Total	$4,633	$4,806

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2007	$558
2008	652
2009	481
2010	623
2011	997

Substantially all of our property and equipment, spare parts inventory, certain routes, and the outstanding common stock and substantially all of the other assets of our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and CMI are subject to agreements securing our indebtedness. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

At December 31, 2006, we also have letters of credit and performance bonds relating to various real estate and customs obligations in the amount of $50 million with expiration dates through September 2008.

Secured Term Loan Facility. We and CMI have loans under a $350 million secured term loan facility. The loans are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of our wholly-owned subsidiaries AMI and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets. The loans bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 3.375% and are due in June 2011. The facility requires us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans.

In addition, the facility provides that if the ratio of the outstanding loan balance to the value of the collateral securing the loans, as determined by the most recently delivered periodic appraisal, is greater than 52.5%, we and CMI will be required to post additional collateral or prepay the loans to reestablish a loan-to-collateral value ratio of not greater than 52.5%. We are currently in compliance with the covenants in the facility.

Notes Secured by Spare Parts Inventory. We have two series of notes secured by the majority of our spare parts inventory. The senior equipment notes, which total $190 million in principal amount, bear interest at the three-month LIBOR plus 0.35%. The junior equipment notes, which total $130 million in principal amount, bear interest at the three-month LIBOR plus 3.125%. A portion of the spare parts inventory that serves as collateral for the equipment notes is classified as property and equipment and the remainder is classified as spare parts and supplies, net.

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

The sole assets of the Trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $248 million as of December 31, 2006 issued by us and which mature on November 15, 2030. The Convertible Subordinated Debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices. If we redeem the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

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

In January 2007, $170 million in principal amount of our 4.5% convertible notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

Credit Card Marketing Agreement. We have an agreement with Chase Bank USA, N.A. ("Chase") to jointly market credit cards. In April 2005, Chase purchased $75 million of mileage credits under the program, which will be redeemed for mileage purchases in 2007 and 2008 and recognized consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits has been treated as a loan from Chase and will be reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The agreement expires at the end of 2009.

NOTE 5 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices. Most aircraft leases include both renewal options and purchase options. Because renewals of our existing leases were not considered to be reasonably assured at the inception of the each lease, rental payments that would be due during the renewal periods were not included in the determination of straight-line rent expense. Leasehold improvements are amortized over the shorter of the contractual lease term, which does not include renewal periods, or their useful life. The purchase options are generally effective at the end of the lease term at the then-current fair market value. Our leases do not include residual value guarantees.

At December 31, 2006, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases are as follows (in millions):
	Capital Leases	Operating Leases Aircraft Non-aircraft

Year ending December 31,
2007	$ 31	$ 1,031	$ 417
2008	46	1,041	372
2009	16	979	366
2010	16	964	340
2011	16	914	335
Later years	428	5,554	4,623

Total minimum lease payments	553	$10,483	$6,453
Less: amount representing interest	311
Present value of capital leases	242
Less: current maturities of capital leases	16
Long-term capital leases	$226

At December 31, 2006, we had 480 aircraft under operating leases and two aircraft under capital leases, including aircraft subleased to ExpressJet. These operating leases have remaining lease terms ranging up to 18 years. Projected sublease income to be received from ExpressJet through 2022, not included in the above table, is approximately $4.1 billion. The operating lease amounts for aircraft presented above include a portion of our minimum noncancelable payments under capacity purchase agreements with our other regional carriers which represents the deemed lease commitments on the related aircraft. See Note 15 for a discussion of our regional capacity purchase agreements. Rent expense for non-aircraft operating leases totaled $501 million, $466 million and $426 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of our risk management program, we use a variety of derivative financial instruments to help manage our risks associated with changes in fuel prices and foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading purposes.

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

Fuel Price Risk Management. Historically, we have from time to time entered into crude oil or refined products swap contracts, call option contracts, collar contracts or jet fuel purchase commitments to provide some short-term hedge protection (generally three to six months) against sudden and significant increases in jet fuel prices.

As part of our hedging strategy, we take into account the volume and date of flight for the tickets sold comprising our current air traffic liability, the amount of jet fuel that has been delivered or we have under contract and the volume of fuel required by us to complete the itinerary for those tickets already sold. We then construct a hedge position that is designed to better hedge fuel prices with respect to tickets already sold, for which we can no longer adjust our pricing. Implicit in this strategy is our belief that, as to tickets not yet sold, the market will be efficient and that fare levels will adjust to keep pace with fuel costs.

As of December 31, 2006, we had hedged approximately 30% and 10% of our projected fuel requirements for the first and second quarters of 2007, respectively, using a combination of petroleum swap contracts with a weighted average swap price of $67.34 per barrel and heating oil option contracts forming zero cost dollars with a weighted average call price of $1.90 per gallon and a weighted average put price of $1.77 per gallon. At December 31, 2006, our fuel hedges outstanding were in a loss position. The fair value of our obligation related to these contracts was $18 million and is included in accrued other liabilities in our consolidated balance sheet. We had no fuel hedges outstanding at December 31, 2005, or at any time during 2005, although we did have fuel hedges in place prior to December 31, 2004.

We account for the swap contracts and options as cash flow hedges. They are recorded at fair value in prepayments and other current assets or accrued other current liabilities in the accompanying consolidated balance sheet with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of the swap agreements is determined based on the correlation between West Texas Intermediate Crude Oil prices and jet fuel prices. The ineffective portion of the options is determined based on the correlation between heating oil prices and jet fuel prices. Hedge ineffectiveness included in other nonoperating income (expense) in the accompanying consolidated statement of operations was not material in 2006 or 2004. Our gain (loss) related to fuel hedging instruments included in aircraft fuel and related taxes in our statement of operations, net of premium expense, was $(40) million in 2006 and $61 million in 2004. An additional $(8) million and $13 million was recognized in regional capacity purchase, net in 2006 and 2004, respectively, representing the fuel hedge gain (loss) allocated to our regional operations.

Foreign Currency Exchange Risk Management. We use a combination of foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows. The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges. They are recorded at fair value in other assets or other liabilities in the accompanying consolidated balance sheets with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue when the underlying service is provided. We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness, if any, is included in other nonoperating income (expense) in the accompanying consolidated statement of operations. We had no ineffectiveness related to foreign currency hedges for the years ended December 31, 2006, 2005 and 2004. Our net gain (loss) on our foreign currency average rate option and forward contracts was $3 million, $5 million and $(10) million for the years ended December 31, 2006, 2005 and 2004, respectively. These gains (losses) are included in passenger revenue in the accompanying consolidated statement of operations.

At December 31, 2006, we had forward contracts outstanding to hedge approximately 48% of our projected British pound-denominated cash flows for 2007 and approximately 32% of our projected euro-denominated cash flows for 2007. The fair value of these hedges was not material at December 31, 2006. At December 31, 2005, we had forward contracts outstanding to hedge approximately 56% of our projected Canadian dollar-denominated cash flows for 2006. The fair value of these hedges was not material at December 31, 2005.

Other Financial Instruments. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

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
  Investment in Other Companies. Shares of Copa Holdings, S.A. ("Copa"), the parent company of Copa Airlines of Panama and Aero Republica of Colombia, and Holdings are publicly traded. At December 31, 2006, based on market prices, our investment in Copa shares, with a carrying value of $47 million, had a fair value of $204 million and our investment in Holdings shares, with a carrying value of $27 million, had a fair value of $38 million. See Note 13 for further discussion of investments in other companies.
  Debt. The fair value of our debt with a carrying value of $4.3 billion at December 31, 2006 and $4.7 billion at December 31, 2005 was approximately $4.6 billion and $4.5 billion, respectively. These estimates were based on the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or market prices. The fair value of the remaining debt at December 31, 2006 and 2005, with a carrying value of $924 million and $655 million, respectively, was not practicable to estimate due to the large number of remaining debt instruments with relatively small carrying amounts.
  Investment in Company Owned Life Insurance (COLI) Products. In connection with certain of our supplemental retirement plans, we have company owned life insurance policies on certain of our employees. As of December 31, 2006 and 2005, the carrying value of the underlying investments was $42 million and $39 million, respectively, which approximated fair value.
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

NOTE 7 - PREFERRED AND COMMON STOCK

Preferred Stock. We have ten million shares of authorized preferred stock. The only preferred stock outstanding is one share of Series B preferred stock, which is held by Northwest Airlines, Inc. ("Northwest"). The Series B preferred stock ranks junior to all classes of capital stock other than our common stock upon liquidation, dissolution or winding up of the company. No dividends are payable on the Series B preferred stock.

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
    Northwest Airlines Corporation or certain of its affiliates experiences, or enters into a definitive agreement that will result in, a "change of control" as defined by the certificate of designations establishing the Series B preferred stock;
    Our alliance with Northwest Airlines Corporation terminates or expires (other than as a result of a breach by us); or
    Northwest Airlines Corporation or certain of its affiliates materially breaches its standstill obligations to us or triggers our rights agreement.

Common Stock.  We currently have one class of common stock issued and outstanding, Class B common stock. Each share of common stock is entitled to one vote per share. On October 24, 2005, we completed a public offering of 18 million shares of common stock, raising $203 million in cash. At December 31, 2006, approximately 32 million shares were reserved for future issuance related to the conversion of convertible debt securities and the issuance of stock under our stock incentive plans.

As discussed in Note 4, $170 million in principal amount of our 4.5% convertible notes was converted by the holders into 4.3 million shares of our Class B common stock in January 2007 at a conversion price of $40 per share.

Treasury Stock. In December 2006, we retired 25.5 million common shares held as treasury stock, which represented all treasury stock held at that date. Upon retirement of the shares, we decreased additional paid-in capital by $381 million and retained earnings by $760 million. The retirement had no effect on total stockholders' equity.

Stockholder Rights Plan. We have a Rights Plan that was adopted effective November 20, 1998 and expires on November 20, 2008, unless extended or unless the rights are earlier redeemed or exchanged by us.

The rights become exercisable upon the earlier of (1) the tenth day following a public announcement or public disclosure of facts indicating that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% (25% in the case of an institutional investor) or more of the total number of votes entitled to be cast generally by holders of our common stock then outstanding, voting together as a single class (such person or group being an "Acquiring Person"), or (2) the tenth business day (or such later date as may be determined by action of our Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. Certain entities related to us are exempt from the definition of "Acquiring Person;" however, Northwest Airlines is not an exempt entity.

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

At any time prior to any person becoming an Acquiring Person, our Board of Directors may redeem the rights at a price of $.001 per right, subject to the approval of Northwest if the Series B preferred stock is outstanding. This approval right does not apply to any redemption of the rights by our Board of Directors in connection with certain specified transactions involving one or more parties that are not major carriers (or affiliates of major carriers). The Rights Plan may be amended by our Board of Directors without the consent of the holders of the rights, except that from and after the time that any person becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the rights (other than the Acquiring Person and its affiliates and associates). Until a right is exercised, its holder, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends.

Restrictions on Dividends and Share Repurchases.  Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilot defined benefit pension plan, measured from March 30, 2005. Through February 23, 2007, we have made $294 million of contributions to such plan.

NOTE 8 - STOCK PLANS AND AWARDS

We have a number of equity incentive plans that permit the issuance of shares of our common stock or settlement in cash based in part upon changes in the market price of our common stock. One of the equity incentive plans provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. Each of the other plans permits awards of either stock options or restricted stock. In general, our plans permit awards to be made to the non-employee directors of the company or the employees of the company or its subsidiaries. Stock issued under the plans may be originally issued shares, treasury shares or a combination thereof. Approximately 3.3 million shares remained for award under the plans as of December 31, 2006. Under one of our equity incentive plans, we have adopted incentive programs for our officers that can provide for cash payments based on the market price of our common stock.

Adoption of SFAS 123R. We adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R") effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award or at fair value of the award at each reporting date, depending on the type of award granted. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. For those awards issued subsequent to the adoption of SFAS 123R that allow for acceleration of vesting upon retirement, total compensation cost is recognized over the period ending on the first eligible retirement date.

Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. Through December 31, 2005, we accounted for our stock-based compensation plans using the intrinsic value method. Under this method, no expense related to our stock option plans was reflected in our results of operations as all options granted under our plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant.

SFAS 123R is effective for all stock options we grant beginning January 1, 2006. Stock options granted prior to January 1, 2006, but for which the vesting period is not complete, have been accounted for using the modified prospective transition method provided by SFAS 123R. Under this method, we account for such options on a prospective basis, with expense being recognized in our statement of operations beginning January 1, 2006, using the grant-date fair values previously calculated for our pro forma disclosures. We recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting periods. Our options typically vest in equal annual installments over the required service period. Expense related to each portion of an option grant is recognized over the specific vesting period for those options.

The adoption of SFAS 123R also changes the accounting for the restricted stock units ("RSUs") awarded under our Long-Term Incentive and RSU Program, including RSUs with performance targets based on the achievement of specified stock price targets ("Stock Price Based RSU Awards"), as discussed below. Additionally, it changes the accounting for our employee stock purchase plan, which does not have a material impact on our statement of operations.

Stock Options. Stock options are awarded with exercise prices equal to the fair market value of the stock on the date of grant. Employee stock options typically vest over a three to four year period and generally have five to eight year terms. Outside director stock options vest in full on the date of grant and have ten year terms. Under the terms of our management incentive plans, a change in control would result in options outstanding under those plans becoming exercisable in full. Options granted under our other plans do not automatically vest upon a change in control.

The fair value of options is determined at the grant date using a Black-Scholes-Merton option-pricing model, which requires us to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we historically have not paid dividends and have no current plans to do so in the future. The market price volatility of our common stock is based on the historical volatility of our common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options is based on our historical experience for various work groups. We recognize expense only for those option awards expected to vest, using an estimated forfeiture rate based on our historical experience. The forfeiture rate may be revised in future periods if actual forfeitures differ from our assumptions.

The table below summarizes stock option transactions pursuant to our plans (share data in thousands):

	2006		2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	12,710	$13.57	6,175	$17.10	6,469	$17.86
Granted	1,853	$24.11	8,648	$11.91	729	$11.99
Exercised	(5,118)	$14.33	(1,178)	$15.52	(181)	$14.62
Cancelled	(454)	$17.15	(935)	$19.12	(842)	$19.10
Outstanding at end of year	8,991	$15.12	12,710	$13.57	6,175	$17.10
Options exer- cisable at end of year	1,764	$15.95	3,896	$17.17	4,837	$17.91

As of December 31, 2006, stock options outstanding at the end of the period had a weighted average contractual life of 4.7 years and an aggregate intrinsic value of $236 million. Options exercisable at the end of the year had a weighted average contractual life of 3.9 years and an aggregate intrinsic value of $45 million.

The weighted-average fair value of options granted during the year ended December 31 was determined based on the following weighted-average assumptions:
	2006	2005	2004

Risk-free interest rate	4.7%	3.4%	3.3%
Dividend yield	0%	0%	0%
Expected market price volatility of our common stock	63%	74%	78%
Expected life of options (years)	3.4	3.7	3.5
Fair value of options granted	$11.52	$6.47	$6.59

The total intrinsic value of options exercised during the year ended December 31, 2006 was $81 million and was immaterial during the years ended December 31, 2005 and 2004.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2006 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$3.65-$11.87	389	2.5	$11.41
$11.89	6,136	4.9	$11.89
$11.96-$20.31	1,495	4.1	$18.76
$21.24-$56.81	971	4.5	$31.45

$3.65-$56.81	8,991	4.7	$15.12

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$3.65-$11.87	127	$10.97
$11.89	1,056	$11.89
$11.96-$20.31	352	$15.60
$21.24-$56.81	229	$37.94

$3.65-$56.81	1,764	$15.95

Employee Stock Purchase Plan. All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan. At the end of each fiscal quarter, participants may purchase shares of our common stock at a discount of 15% off the fair market value of the stock on either the first day or the last day of the quarter (whichever is lower), subject to a minimum purchase price of $10 per share. This discount is reduced to zero as the fair market value approaches $10 per share. If the fair market value is below the $10 per share minimum price on the last day of a quarter, then the participants will not be permitted to purchase common stock for such quarterly purchase period and we will refund to those participants the amount of their unused payroll deductions. In the aggregate, 3.0 million shares may be purchased under the plan; 1.7 million shares remain available for purchase at December 31, 2006. These shares may be originally issued shares, treasury shares or a combination thereof. During 2006, 2005 and 2004, approximately 0.5 million, 0.6 million and 0.2 million shares, respectively, of common stock were issued to participants at a weighted-average purchase price of $17.77, $10.06 and $10.00 per share, respectively.

Stock Price Based RSU Awards. Stock Price Based RSU Awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of SFAS 123R on January 1, 2006, we had recognized no liability or expense related to our Stock Price Based RSU Awards because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. The fair value is determined using a pricing model until the specified stock price target has been met, and is determined based on the current stock price thereafter. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the Stock Price Based RSU Awards at that date, which reduced earnings by $26 million ($0.29 per basic share and $0.23 per diluted share).

On February 1, 2006, in light of the sacrifices made by their co-workers in connection with pay and benefit cost reduction initiatives, our officers voluntarily surrendered their Stock Price Based RSU Awards for the performance period ending March 31, 2006, which had vested during the first quarter of 2006 and would have otherwise paid out $23 million at the end of March 2006. Of the $26 million total cumulative effect of change in accounting principle recorded on January 1, 2006, $14 million related to the surrendered awards. Accordingly, upon the surrender of these awards, we reported the reversal of the $14 million as a reduction of special charges in our statement of operations during the first quarter of 2006. The remaining $12 million of the cumulative effect of change in accounting principle was related to the Stock Price Based RSU Awards with a performance period ending December 31, 2007, discussed below, which were not surrendered.

During the first quarter of 2006, our stock price achieved the performance target price per share for 1.2 million Stock Price Based RSU Awards with a performance period ending December 31, 2007. Accordingly, we now measure these awards based on the current stock price (which was $41.25 per share at December 31, 2006) and will recognize the related expense ratably through December 31, 2007, after adjustment for changes in the then-current market price of our common stock. These awards constitute all remaining outstanding Stock Price Based RSU Awards.

Profit Based RSU Awards.  During 2006, we issued 1.7 million profit-based RSU awards ("Profit Based RSU Awards") pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing that are the basis for calculating distributions to participants under our enhanced employee profit sharing program during the period from April 1, 2006 through December 31, 2009, and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target will generally be made in one-third annual increments to participants who remain continuously employed by us through each payment date. The earliest possible payment date is March 31, 2008. Payments also are conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance of $1.125 billion at the end of the fiscal year preceding the date any payment is made. If we do not achieve such cash hurdle applicable to a payment date, the payment will be deferred until the next payment date (March 31 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20-day trading period preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-based performance target. Depending on the level of cumulative employee profit sharing achieved, the payment percentage can range from 0% to 337.5% of the underlying Profit Based RSU Award.

We account for the Profit Based RSU Awards as liability awards. Once it is probable that a performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock.

Impact of Adoption of SFAS 123R. The impact of adopting SFAS 123R on January 1, 2006 for the year ended December 31, 2006, including the effects of the vesting and surrender of Stock Price Based RSU Awards subsequent to January 1, 2006, was as follows (in millions, except per share data):
Income (Expense)

Wages, salaries and related costs	$ (60)
Special charges	14
Income before income taxes and cumulative effect of change in accounting principle	(46)
Cumulative effect of change in accounting principle	(26)
Decrease in net income	$ (72)

Decrease in earnings per share:
Basic	$(0.80)
Diluted	$(0.64)

Total stock-based compensation expense included in wages, salaries and related costs for the year ended December 31, 2006 was $83 million. As of December 31, 2006, $113 million of compensation cost attributable to future service related to unvested employee stock options, Stock Price Based RSU Awards and the Profit Based RSU Awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2005 and 2004 had we applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (in millions, except per share data):
	2005	2004

Net loss, as reported	$ (68)	$ (409)
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(29)	(6)
Net loss, pro forma	$ (97)	$ (415)

Basic loss per share:
As reported	$(0.96)	$(6.19)
Pro forma	$(1.38)	$(6.28)

Diluted loss per share:
As reported	$(0.97)	$(6.25)
Pro forma	$(1.39)	$(6.33)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (which are all net of applicable income taxes) are as follows (in millions):

	Defined Benefit Pension and Retiree Medical Benefits Plans			Unrealized Gain (Loss) on Derivative Instruments
	Minimum Pension Liability	Unrecognized Prior Service Cost	Unrecognized Actuarial Gains (Losses)		Total
Balance at December 31, 2003	$(408)	$ -	$ -	$ (9)	$ (417)
Current year net change in accumulated other comprehensive loss	(176)	-	-	6	(170)
Balance at December 31, 2004	(584)	-	-	(3)	(587)
Current year net change in accumulated other comprehensive loss	(96)	-	-	8	(88)
Balance at December 31, 2005	(680)	-	-	5	(675)
Current year net change in accumulated other comprehensive loss	68	-	-	(21)	47
Impact of adoption of SFAS 158	612	(237)	(760)	-	(385)
Balance at December 31, 2006	$ -	$(237)	$(760)	$ (16)	$(1,013)

We adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 and 106 and 132(R)" ("SFAS 158"), on December 31, 2006. See Note 10 for a discussion of this standard. Under SFAS 158, unrecognized prior service cost and actuarial (gains) losses related to our defined benefit pension and retiree medical benefits plans are recorded in accumulated other comprehensive loss. The prior service cost and actuarial (gains) losses recorded in accumulated other comprehensive loss were $262 million and $971 million, respectively, before applicable income taxes at December 31, 2006. The minimum pension liability recorded in accumulated other comprehensive loss was $914 million before applicable income taxes at December 31, 2005.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Our employee benefits plans include defined benefit pension plans, defined contribution (including 401(k) savings) plans, a consolidated welfare benefit plan and a retiree medical benefits plan. Substantially all of our domestic employees are covered by one or more of these plans.

Defined Benefit Pension and Retiree Medical Benefits Plans. Under the collective bargaining agreement with our pilots ratified on March 30, 2005, which we refer to as the "pilot agreement," future defined benefit accruals for pilots ceased and retirement benefits accruing in the future are provided through two pilot-only defined contribution plans. As required by the pilot agreement, defined benefit pension assets and obligations related to pilots in our primary defined benefit pension plan (covering substantially all U.S. employees other than Chelsea Food Services ("Chelsea") and CMI employees) were spun out into a separate pilot-only defined benefit pension plan, which we refer to as the "pilot defined benefit pension plan." On May 31, 2005, future benefit accruals for pilots ceased and the pilot defined benefit pension plan was "frozen." As of that freeze date, all existing accrued benefits for pilots (including the right to receive a lump sum payment upon retirement) were preserved in the pilot defined benefit pension plan. Accruals for non-pilot employees under our primary defined benefit pension plan continue. The benefits under our defined benefit pension plans are based on a combination of years of benefit accrual service and an employee's final average compensation.

Effective April 1, 2005, we modified certain retiree medical programs available to eligible retirees. The retiree medical programs are self-insured arrangements that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans. Beginning with the revision and extension of retiree medical benefits effective April 1, 2005, we account for the retiree medical benefits plan under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," which requires recognition of the expected cost of benefits over the employee's service period.

On December 31, 2006, we adopted SFAS 158, which requires us to recognize the funded status of our defined benefit pension and retiree medical plans on our balance sheet and to measure plan assets and our benefit obligations as of the date of our balance sheet. SFAS 158's provisions regarding the measurement date are not applicable as we already use a measurement date of December 31 for our defined benefit pension and retiree medical plans.

SFAS 158 does not change the amount of net periodic benefit expense recognized in our results of operations. The impact of adopting this standard on our balance sheet at December 31, 2006 was to increase (decrease) certain accounts as follows (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

Intangible pension asset	$(50)	$-
Accrued other liabilities	$3	$13
Accrued pension liability	$177	$-
Other long-term liabilities	$-	$142
Accumulated other comprehensive loss	$230	$155

Our pension and retiree medical benefits obligations are measured as of December 31 of each year. The following table sets forth the defined benefit pension and retiree medical benefits plans' changes in projected benefit obligation at December 31 (in millions):
	Defined Benefit Pension		Retiree Medical Benefits
	2006	2005	2006	2005

Accumulated benefit obligation	$2,510	$2,494

Benefit obligation at beginning of year	$2,630	$2,863	$250	$246
Service cost	59	86	12	8
Interest cost	146	151	14	11
Plan amendments	-	7	-	-
Actuarial (gains) losses	163	105	(49)	(7)
Participant contributions	-	-	1	1
Benefits paid	(90)	(171)	(12)	(9)
Settlements	(211)	(139)	-	-
Plan curtailment	-	(272)	-	-
Benefit obligation at end of year	$2,697	$2,630	$216	$250

The retiree medical benefits plan and certain supplemental defined benefit pension plans are unfunded. The following table sets forth the defined benefit pension plans' change in the fair value of plan assets at December 31 (in millions):
	2006	2005

Fair value of plan assets at beginning of year	$1,421	$1,281
Actual gain on plan assets	180	69
Employer contributions, including benefits paid under unfunded plans	249	381
Benefits paid	(90)	(171)
Settlements	(215)	(139)
Fair value of plan assets at end of year	$1,545	$1,421

After the adoption of SFAS 158 at December 31, 2006 (which was not applied retroactively to December 31, 2005 balances), defined benefit pension and retiree medical benefits cost recognized in the accompanying consolidated balance sheets at December 31 are as follows (in millions):
	Defined Benefit Pension		Retiree Medical Benefits
	2006	2005	2006	2005

Intangible asset	$ -	$ 60	$ -	$ -
Accrued other liabilities	(3)	-	(13)	-
Accrued pension liability	(1,149)	(1,078)	-	-
Other long-term liabilities	-	-	(203)	(26)
Accumulated other comprehensive loss	-	914	-	-
Net underfunded amount recognized on balance sheet	(1,152)	(104)	(216)	(26)
Unrecognized net actuarial gain (loss)	-	(1,051)	-	7
Unrecognized prior service cost	-	(54)	-	(231)
Funded status of the plans - net underfunded	$(1,152)	$(1,209)	$(216)	$(250)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2006 are as follows (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

Prior service cost, net of tax of $25 and $0	$ 26	$211
Actuarial (gains) losses, net of tax of $211 and $0	$816	$(56)

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plans. The following table sets forth the amounts of unrecognized prior service cost and net actuarial loss recorded in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit expense during 2007 (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

Prior service cost	$10	$20
Actuarial (gain) loss	$71	$(2)

The following actuarial assumptions were used to determine our benefit obligations at December 31:
	Defined Benefit Pension		Retiree Medical Benefits
	2006	2005	2006	2005

Weighted average assumed discount rate	5.92%	5.68%	5.76%	5.57%
Weighted average rate of compensation increase	2.30%	2.25%	-	-
Health care cost trend rate (1)	-	-	8.00%	9.00%
  The health care cost trend is assumed to decline gradually to 5% by 2010.

Net periodic defined benefit pension and retiree medical benefits expense for the year ended December 31 included the following components (in millions):
	Defined Benefit Pension			Retiree Medical Benefits
	2006	2005	2004	2006	2005

Service cost	$ 59	$ 86	$151	$12	$ 8
Interest cost	146	151	152	14	11
Expected return on plan assets	(122)	(124)	(116)	-	-
Amortization of unrecognized net actuarial loss	68	73	87	-	-
Amortization of prior service cost	9	11	19	20	15
Net periodic benefit expense	160	197	293	46	34
Settlement charges (included in special charges)	59	40	-	-	-
Curtailment loss (included in special charges)	-	43	-	-	-
Net benefit expense	$ 219	$ 280	$293	$46	$34

During 2006 and 2005, we recorded non-cash settlement charges totaling $59 million and $40 million, respectively, related to lump sum distributions from our benefit pension plans to pilots who retired. SFAS No. 88 , "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

In March 2005, we recorded a $43 million non-cash curtailment charge in accordance with SFAS 88 in connection with freezing the portion of our defined benefit pension plan related to our pilots. SFAS 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services. In the event of a curtailment, a loss must be recognized for the unrecognized prior service cost associated with years of expected future service that will no longer be recognized for benefit accrual purposes. Additionally, the projected benefit obligation was reduced by $272 million to reflect the fact that related future pay increases assumed in the opening projected benefit obligation will no longer be considered in calculating the projected benefit obligations.

The following actuarial assumptions were used to determine our net periodic benefit expense for the year ended December 31:
	Defined Benefit Pension			Retiree Medical Benefits
	2006	2005	2004	2006	2005

Weighted average assumed discount rate	5.78%	5.71%	6.25%	5.57%	5.75%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%	-	-
Weighted average rate of compensation increase	2.25%	2.48%	2.87%	-	-
Health care cost trend rate (1)	-	-	-	9.00%	9.00%

(1) The health care cost trend is assumed to decline gradually to 5% by 2010.

A one percentage point change in the assumed health care cost trend rate would have the following effect (in millions):
	One Percent Increase	One Percent Decrease

Impact on 2006 retiree medical benefits expense	$ 2	$ (2)
Impact on postretirement benefit obligation as of December 31, 2006	$20	$(18)

The defined benefit pension plans' assets consist primarily of equity and fixed-income securities. As of December 31, 2005, the plans held 4.3 million shares of Holdings common stock, which had a fair value of $34 million. As of December 31, 2006, the plans held no shares of Holdings common stock. As of December 31, the asset allocations by category are as follows:
	2006	2005

U.S. equities	50%	49%
International equities	22	21
Fixed income	22	22
Other	6	8
Total	100%	100%

We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the pension plans' investments are periodically rebalanced to our targeted allocation when considered appropriate. Plan assets are allocated within the following guidelines:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	35-55%	9%
International equities	15-25	9
Fixed income	15-25	6
Other	0-15	12

Funding requirements for defined benefit pension plans are determined by government regulations. During 2006, we contributed $246 million to our defined benefit pension plans, which exceeds the minimum funding requirements in 2006 after giving effect to the Pension Protection Act of 2006. We have contributed an additional $106 million to our defined benefit pension plans during the period from January 1, 2007 through February 23, 2007. We estimate that contributions to our defined benefit pension plans will total approximately $300 million during 2007, which exceeds our estimated minimum funding requirements during that calendar year of approximately $183 million, after giving effect to the Pension Protection Act of 2006.

In 2005, we contributed $224 million in cash and 12.1 million of shares of Holdings common stock valued at $130 million to our defined benefit plans. Due to high fuel prices, the weak revenue environment and our desire to maintain adequate liquidity, we elected to use deficit contribution relief under the Pension Funding Equity Act of 2004. The election allowed us to make smaller contributions to our defined benefit plans in 2005 and 2006 than would have been otherwise required.

We project that our defined benefit pension and retiree medical plans will make the following benefit payments, which reflect expected future service, during the year ended December 31 (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

2007	$ 183	$13
2008	201	14
2009	158	14
2010	195	15
2011	204	17
2012 through 2016	1,071	99

Defined Contribution Plans for Pilots. As required by the pilot agreement, two pilot-only defined contribution plans were established effective September 1, 2005. One of these plans is a money purchase pension plan -- a type of defined contribution plan subject to the minimum funding rules of the Internal Revenue Code. Contributions under this plan are generally expressed as a percentage of applicable pilot compensation, subject to limits under the Internal Revenue Code. The initial contribution to this plan was based on applicable compensation for a period beginning July 1, 2005. The other pilot-only defined contribution plan is a 401(k) plan that was established by transferring the pilot accounts from our pre-existing primary 401(k) plan (covering substantially all of our U.S. employees other than CMI employees) to a separate pilot-only 401(k) plan. Pilots may make elective pre-tax and/or post-tax contributions to the pilot-only 401(k) plan. In addition, the pilot agreement calls for employer contributions to the pilot-only 401(k) plan based on pre-tax profits during a portion of the term of the pilot agreement. To the extent the Internal Revenue Code limits preclude employer contributions called for by the pilot agreement, the disallowed amount will be paid directly to the pilots as current wages under a corresponding nonqualified arrangement. Our expense related to the defined contribution plans for pilots was $49 million and $20 million in the years ended December 31, 2006 and 2005, respectively.

Other 401(k) Plans. We have two other defined contribution 401(k) employee savings plans in addition to the pilot-only 401(k) plan, one 401(k) plan covering substantially all domestic employees except for pilots (beginning in 2005) and one 401(k) plan covering substantially all of the employees of CMI. During the second quarter of 2005, company matching contributions were terminated for substantially all employees in these plans other than flight attendants, mechanics and CMI employees subject to collective bargaining agreements. Company matching contributions for flight attendants were subsequently terminated in the first quarter of 2006. Company matching contributions are made in cash. For the years ended December 31, 2006, 2005 and 2004, total expense for these defined contribution plans was $4 million, $22 million and $30 million, respectively.

Profit Sharing Program. Our profit sharing program, which will be in place through December 31, 2009, creates an award pool for employees of 30% of the first $250 million of annual pre-tax income, 25% of the next $250 million and 20% of amounts over $500 million. For purposes of the program, pre-tax net income excludes unusual or non-recurring items and is calculated prior to any costs associated with incentive compensation for executives with performance targets determined by the Human Resources Committee of our Board of Directors. Payment of profit sharing to participating employees occurs in the fiscal year following the year in which profit sharing is earned and the related expense is recorded. Substantially all of our employees participate in this program except for officers and management directors.

Profit sharing expense is recorded each quarter based on the actual cumulative profits earned to date. Therefore, reductions in cumulative profits from quarter to quarter could result in the reversal of a portion or all of the previously recorded profit sharing expense. We recognized $115 million of profit sharing expense and related payroll taxes in 2006. This amount is included in wages, salaries and related costs in our consolidated statements of operations.

NOTE 11 - INCOME TAXES

Income tax benefit (expense) for the year ended December 31 consists of the following (in millions):
	2006	2005	2004

Federal:
Current	$ (1)	$ -	$ -
Deferred	(132)	(5)	147
State:
Current	2	-	-
Deferred	(10)	(3)	13
Foreign:
Current	(1)	-	-
Deferred	-	(1)	-
Valuation allowance	142	9	(120)
Total income tax benefit (expense)	$ -	$ -	$ 40

The reconciliations of income tax computed at the United States federal statutory tax rates to income tax benefit (expense) for the years ended December 31 are as follows (in millions):
	Amount			Percentage
	2006	2005	2004	2006	2005	2004

Income tax benefit (expense) at United States statutory rates	$(129)	$ 24	$157	35.0%	35.0%	35.0%
State income tax benefit (expense), net of federal benefit	(4)	2	8	1.1	3.4	1.8
Non-deductible loss on con- tribution of Holdings stock to defined benefit pension plan	-	(27)	-	-	(39.6)	-
Meals and entertainment disallowance	(6)	(7)	(6)	1.6	(11.0)	(1.3)
Valuation allowance	142	9	(120)	(38.4)	13.8	(26.6)
Other	(3)	(1)	1	0.7	(1.6)	-
Income tax benefit (expense)	$ -	$ -	$ 40	0.0%	0.0%	8.9%

For financial reporting purposes, income tax benefits recorded on losses result in deferred tax assets. Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income in 2006 because we utilized a portion of the net operating loss carryforwards ("NOLs") for which we had not previously recognized a benefit. However, given our cumulative losses in recent years and other factors, including the risks and uncertainties inherent in our business, we concluded that we were still required to provide a valuation allowance for deferred tax assets at December 31, 2006.

In 2005, we contributed shares of Holdings common stock, valued at $130 million, to our primary defined benefit pension plan. For tax purposes, our deductions were limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contributions, the nondeductible portion increased our tax expense by $27 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 are as follows (in millions):
	2006	2005

Fixed assets, intangibles and spare parts	$1,627	$ 1,571
Other, net	170	198

Gross deferred tax liabilities	1,797	1,769

Net operating loss carryforwards	(1,543)	(1,544)
Pension liability	(452)	(343)
Accrued liabilities	(297)	(318)
Basis in subsidiary stock	(21)	(59)

Gross deferred tax assets	(2,313)	(2,264)

Valuation allowance	516	495

Net deferred tax liability	-	-

Less: current deferred tax asset	(165)	(154)

Non-current deferred tax liability	$ 165	$ 154

At December 31, 2006, we had estimated NOLs of $4.1 billion for federal income tax purposes that will expire beginning in 2007 through 2025.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.22% for December 2006). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $161 million per year, before consideration of any built-in gains.

Activity in our deferred tax valuation allowance for the year ended December 31 is as follows (in millions):
	2006	2005	2004

Balance at beginning of year	$ 495	$ 404	$ 219

Valuation allowance (utilized) provided for taxes related to:
Income (loss) before cumulative effect of change in accounting principle	(142)	(9)	120
Cumulative effect of change in accounting principle	10	-	-
Items recorded directly to accumulated other comprehensive income	(18)	35	65
Tax benefit of stock-based compensation recorded directly to stockholders' equity	30	1	-
Adoption of SFAS 158	142	-	-
Increase in net deferred tax assets upon settlement of IRS examinations	-	59	-
Other	(1)	5	-
Balance at end of year	$ 516	$ 495	$ 404

To the extent deferred tax assets are ultimately realized, $197 million of the deferred tax valuation allowance will be allocated to reduce routes and airport operating rights or credited directly to additional paid-in capital.

During 2005, we entered into a final settlement agreement with the IRS resolving all matters raised by the Internal Revenue Service ("IRS") during its examination of our federal income tax returns through the year ended December 31, 1999. As a result of the settlement with the IRS and the associated deferred tax account reconciliation, deferred tax liabilities and long-term assets (primarily routes and airport operating rights, which values were established upon our emergence from bankruptcy in April 1993) were reduced by $215 million in 2005 to reflect the ultimate resolution of tax uncertainties existing at the point we emerged from bankruptcy. The composition of the individual elements of deferred taxes recorded on the balance sheet was also adjusted; however, the net effect of these changes was entirely offset by an increase of $59 million in the deferred tax valuation allowance due to our prior determination that it is more likely than not that our net deferred tax assets will ultimately not be realized. During 2006, we resolved all matters raised by the IRS during its examination of our federal income tax returns for the years ended December 31, 2000 and 2001. The settlement of these matters did not have a material impact on our results of operations, financial condition or liquidity.

NOTE 12 - SPECIAL CHARGES

Special charges for the year ended December 31 are as follows (in millions):
	2006	2005	2004

Pension settlement charges (see Note 10)	$ 59	$ 40	$ -
Pension curtailment loss (see Note 10)	-	43	-
Surrender of Stock Price Based RSU Awards (see Note 8)	(14)	-	-
Out-of-service aircraft accrual increases (reductions)	(18)	(16)	87
Termination of United Micronesia Development Association Service Agreement	-	-	34
Total special charges	$ 27	$ 67	$121

In 2004, we recorded special charges of $87 million primarily associated with future obligations for rent and return conditions related to 16 leased MD-80 aircraft that were permanently grounded during the period. Our last two active MD-80 aircraft were permanently grounded in January 2005. In 2005 and 2006, we reduced our accruals for future lease payments and return conditions related to permanently grounded aircraft following negotiated settlements with the aircraft lessors in an improved aircraft market.

In 2004, we also recorded a non-cash charge of $34 million related to the termination of a 1993 service agreement with United Micronesia Development Association.

NOTE 13 - INVESTMENT IN OTHER COMPANIES

At December 31, 2006, investment in other companies includes our investments in Copa and Holdings. Until November 2004, we also had an investment in Orbitz, an internet travel company.

Copa. At December 31, 2006, we held 4.4 million shares of Copa Class A common stock with a carrying value of $47 million and a market value of $204 million. This investment represents a 10% interest in Copa. The carrying amount of our investment exceeds the amount of underlying equity in Copa's net assets by $8 million. This difference is treated as goodwill and is not amortized.

In December 2005, we sold 9.1 million shares of Class A common stock in the initial public offering ("IPO") of Copa. The sale decreased our percentage ownership in Copa from 49% to 27%, resulting in a $17 million decrease in the associated goodwill balance. We received $172 million cash from the IPO and recognized a gain of $106 million.

On July 5, 2006, we sold 7.5 million shares of the Class A common stock of Copa for $156 million in cash. We recognized a gain of $92 million on this sale. The sale decreased our percentage ownership in Copa from 27% to 10%, resulting in a $14 million decrease in the associated goodwill balance. We continue to account for our interest in Copa using the equity method of accounting because of our continued ability to significantly influence Copa's operations through our alliance agreements with Copa and our representation on Copa's Board of Directors.

We record our equity in Copa's earnings on a one-quarter lag. Copa's results of operations on a stand-alone basis for the latest fiscal year ends available as of the date of this report were as follows (in millions):
	Year Ended December 31,
	2005	2004

Revenue	$609	$400
Operating income	109	82
Net income	83	69

Copa's balance sheet information at December 31, 2005, the latest fiscal year end available as of the date of this report, was as follows (in millions):
Current assets	$185
Total assets	917
Current liabilities	254
Stockholders' equity	246

Holdings. At December 31, 2006, we held 4.7 million shares of Holdings, with a carrying value of $27 million and a market value of $38 million. This investment represents an 8.6% interest in Holdings.

During 2005, we contributed 12.1 million shares of Holdings common stock to our defined benefit pension plan. We recognized gains of $98 related to these transactions. Prior to these transactions, we held a 30.9% interest in Holdings. Although we relinquished our right to appoint a director to Holdings' Board of Directors in 2005, we continued to account for our interest in Holdings using the equity method of accounting because of our continued ability to significantly influence Holdings' operations through the ExpressJet CPA. See Note 15 for a discussion of the ExpressJet CPA.

In January 2007, we sold substantially all of our remaining shares of Holdings common stock to third parties for cash proceeds of $35 million. We will recognize a gain of $7 million in the first quarter of 2007 as a result of these sales.

Holdings' stand-alone financial statements and the calculation of our equity in Holdings' earnings in our consolidated financial statements are based on Holdings' results of operations under the ExpressJet CPA, which differ from the amounts presented for our regional segment in Note 17. Holdings' results of operations on a stand-alone basis were as follows (in millions):
	Year Ended December 31,
	2006	2005	2004

Revenue	$1,680	$1,563	$1,508
Operating income	141	157	205
Net income	93	98	123

Holdings balance sheet information at December 31 was as follows (in millions):
	2006	2005

Current assets	$349	$280
Total assets	637	560
Current liabilities	135	150
Stockholders' equity	304	209

Orbitz. In November 2004, we sold our remaining investment in Orbitz, a comprehensive travel planning website, for proceeds of $98 million. Prior to this transaction, we accounted for our investment in Orbitz in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We designated the investment as a "trading security," based on our intention to dispose of the securities and, accordingly, changes in the fair value were reported in our statement of operations. The fair value adjustment on the Orbitz shares included in other nonoperating income in the accompanying consolidated statement of operations was $15 million in 2004.

NOTE 14 - VARIABLE INTEREST ENTITIES

Certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity are required to be consolidated. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

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

We have variable interests in the following types of variable interest entities:

Aircraft Leases. We are the lessee in a series of operating leases covering the majority of our leased aircraft. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case for many of our operating leases; however, leases of approximately 75 mainline jet aircraft contain a fixed-price purchase option that allows us to purchase the aircraft at predetermined prices on specified dates during the lease term. Additionally, leases of substantially all of our 256 leased regional jet aircraft contain an option to purchase the aircraft at the end of the lease term at prices that, depending on market conditions, could be below fair value. We have not consolidated the related trusts because, even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analyses. Our maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 5.

Airport Leases. We are the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.7 billion of underlying debt and interest thereon. These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning variable interest entities. To the extent our lease and related guarantee are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed price purchase option or similar feature as discussed above.

Subsidiary Trust. We have a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding with a liquidation value of $248 million. The trust is a variable interest entity because we have a limited ability to make decisions about its activities. However, we are not the primary beneficiary of the trust. Therefore, the trust and the Mandatorily Redeemable Preferred Securities issued by the trust are not reported on our balance sheets. Instead, we report our 6% Convertible Junior Subordinated Debentures held by the trust as long-term debt and interest on the notes is recorded as interest expense for all periods presented in the accompanying financial statements.

ExpressJet CPA. Holdings and ExpressJet each meet the criteria for a variable interest entity because the economic interests we hold in these entities are disproportional to our obligations to absorb expected losses or receive expected residual returns. The variable interests in Holdings and ExpressJet include our capacity purchase agreement, a tax sharing agreement between Holdings and us, a note payable from Holdings to us (which was paid in full during 2006), convertible debentures issued by Holdings and held by third parties and Holdings common stock. Our assessment indicated that we were not the primary beneficiary of Holdings and ExpressJet unless our equity interest in Holdings were to be above 41%. Accordingly, we do not consolidate Holdings. See Note 15 for further discussion of our capacity purchase agreement with Holdings and ExpressJet.

NOTE 15 - REGIONAL CAPACITY PURCHASE AGREEMENTS

Capacity Purchase Agreement with ExpressJet

General. Under the ExpressJet CPA (or the "agreement"), ExpressJet flies regional jet aircraft on our behalf, and we handle scheduling, ticket prices and seat inventories for these flights. In exchange for ExpressJet's operation of the flights and performance of other obligations under the agreement, we pay them for each scheduled block hour based on an agreed formula. Under the agreement, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses.

Compensation and Operational Responsibilities. Under the agreement, we pay ExpressJet a base fee for each scheduled block hour based on a formula that was in place through December 31, 2006. The formula was designed to initially provide ExpressJet with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by them, the most significant of which is wages, salaries and benefits. In addition, ExpressJet's prevailing margin, which is the operating margin excluding certain revenues and costs as specified in the agreement, is capped at 10% before certain incentive payments. Pursuant to the terms of the agreement, the block hour rate portion of the compensation we pay to ExpressJet is re-negotiated annually.

Our future payments under the ExpressJet CPA are dependent on numerous variables, and are therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. Set forth below are estimates of our future minimum noncancelable commitments under the ExpressJet CPA.  These estimates of our future minimum noncancelable commitments under the ExpressJet CPA do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (1) that applicable expenses include a 10% margin, (2) a constant fuel rate of 71.2 cents per gallon, including fuel taxes, (3) that 69 aircraft are removed from the capacity purchase agreement through August 2007 based on a withdrawal schedule previously provided to ExpressJet, (4) we exercise our right to initiate termination of the capacity purchase agreement on March 1, 2007 with a wind-down beginning in March 1, 2008, (5) an average daily utilization rate of 10.2 for 2007 through 2009, (6) cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet and (7) that inflation is 1.6% - 1.8% per year. Based on these assumptions, our future minimum noncancelable commitments under the ExpressJet CPA at December 31, 2006 are estimated as follows (in millions):
2007	$1,131
2008	747
2009	52
Total	$1,930

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our future minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet. In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in withdrawal dates of aircraft or average daily utilization) in 2007 would result in a corresponding increase or decrease in cash obligations under the ExpressJet CPA of approximately 7.9%, or $89 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five year monthly averages. To the extent that ExpressJet's rate of controllable or uncontrollable cancellations is less than its historical cancellation rate, ExpressJet is entitled to additional payments. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for first flights of a day departing on time and baggage handling performance. As a result of a better-than-expected completion rate and other incentives, ExpressJet earned an additional $3 million, $7 million and $17 million in 2006, 2005, and 2004, respectively.

If a change of control (as defined in the agreement) of ExpressJet occurs without our consent, the block hour rates that we will pay under the agreement will be reduced by an amount approximately equal to the operating margin built into the rates.

In accordance with the agreement, ExpressJet has agreed to meet with us each year to review and set the block hour rates to be paid in the following year, in each case based on the formula used to set the original block hour rates (including an initial 10% targeted operating margin). If we and ExpressJet cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration. In addition, the agreement gives each party the right to "meet and confer" with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the agreement and whether the compensation provisions of the agreement should be changed as a result, but does not require any party to agree to any change in the compensation provisions. We are currently in negotiations with ExpressJet concerning the block hour rates for 2007 and other related matters. We have been unable to reach agreement on 2007 rates and have initiated binding arbitration as provided in the ExpressJet CPA.

Capacity and Fleet Matters. Under the ExpressJet CPA, we have the right every three years, upon no less than 12 months' notice to ExpressJet, to withdraw 25% of the then-remaining aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the ExpressJet CPA because we believe the rates charged to us by ExpressJet for regional capacity are above the current market. On May 5, 2006, ExpressJet notified us that it will retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the ExpressJet CPA. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the ExpressJet CPA, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease will automatically increase by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Once the aircraft are withdrawn from the ExpressJet CPA, we will recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations.

The withdrawal of the 69 aircraft began in December 2006 and is expected to be completed in August 2007. Two aircraft had been withdrawn as of December 31, 2006. Under the ExpressJet CPA, ExpressJet has the option to fly any of the withdrawn aircraft it retains either (1) for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its agreement with us prohibiting ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the ExpressJet CPA), or (2) under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to the prohibition against ExpressJet flying into or out of our hubs. So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in the ExpressJet CPA) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions on a "most-favored-nations" basis.

Term of Agreement. The ExpressJet CPA currently expires on December 31, 2010 but allows us to terminate the agreement at any time after December 31, 2006 upon 12 months' notice, or at any time without notice for cause (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the option to extend the term of the agreement with 24 months' notice for up to four additional five year terms through December 31, 2030.

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the ExpressJet CPA. The services provided to ExpressJet by us through December 31, 2006 included loading fuel into aircraft, certain customer services such as ground handling and infrastructure services, including but not limited to insurance, technology (including transaction processing), treasury, tax, real estate, environmental affairs, corporate security, human resources, internal corporate accounting, payroll, accounts payable and risk management. For providing these services, we charged ExpressJet approximately $105 million, $101 million and $135 million in 2006, 2005 and 2004, respectively. Beginning in January 2007, ExpressJet has elected to provide its own treasury, human resources, internal corporate accounting, payroll, accounts payable and certain risk management services.

Leases. As of December 31, 2006, ExpressJet leased all 274 of its aircraft under long-term operating leases from us. ExpressJet's lease agreements with us have substantially the same terms as the lease agreements between us and the lessors and expire between 2013 and 2022. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the ExpressJet CPA by the amount of the defaulted payment. ExpressJet's total rental expense related to all leases with us was approximately $349 million, $323 million and $293 million in 2006, 2005 and 2004, respectively. Our related aircraft rental income on aircraft flown for us is reported as a reduction to regional capacity purchase, net.

Income Taxes. In conjunction with Holdings' IPO, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet is required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We recognize the benefit of the tax savings associated with ExpressJet's asset step-up for financial reporting purposes in the year paid to us by ExpressJet due to the uncertainty of realization. Income from the tax sharing agreement totaled $26 million, $28 million and $52 million in 2006, 2005 and 2004, respectively, and is included in income from other companies in the accompanying statement of operations.

Capacity Purchase Agreement with Chautauqua

On July 21, 2006, we announced our selection of Chautauqua to provide and operate 44 50-seat regional jets as a Continental Express carrier to be phased in during 2007 under a new capacity purchase agreement ("the Chautauqua CPA"). We intend to use these aircraft to replace a portion of the capacity represented by the 69 regional jet aircraft being retained by ExpressJet. Under the Chautauqua CPA, we will schedule and market all of our Continental Express regional jet service provided thereunder. The Chautauqua CPA requires us to pay a fixed fee to Chautauqua, which is subject to specified reconciliations and annual escalations, for its operation of the aircraft. Chautauqua will supply the aircraft that it will operate under the agreement. The Chautauqua CPA has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 24 aircraft, subject to the renewal terms of the related aircraft lease.

Capacity Purchase Agreement with Colgan

On February 5, 2007, we announced the selection of Colgan Air, Inc., a subsidiary of Pinnacle Airlines Corp., to operate 15 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty starting in early 2008. Colgan will operate the flights as a Continental Connection carrier under a new capacity purchase agreement. Colgan will supply the aircraft that it will operate under the agreement. The agreement has a ten year term.

NOTE 16 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2006, 2005 and 2004, other than those discussed elsewhere in the Notes to Consolidated Financial Statements. The payments to and from related parties in the ordinary course of business were based on prevailing market rates and do not include interline billings, which are common among airlines for transportation-related services.

Northwest Airlines. Northwest Airlines, Inc. holds the sole share of our Series B Preferred Stock. We have a long-term global alliance with Northwest involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Northwest $27 million, $28 million and $32 million in 2006, 2005 and 2004, respectively, and Northwest paid us $20 million in 2006 and $26 million in each of 2005 and 2004.

Copa Airlines. As of December 31, 2006, we had a 10% interest in Copa. We have a long-term alliance with Copa Airlines involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The services provided are considered normal to the daily operations of both airlines. As a result of these activities, we paid Copa $1 million in each of 2006 and 2005 and $2 million in 2004, and Copa paid us $8 million, $6 million and $8 million in 2006, 2005 and 2004, respectively.

Orbitz. Until November 2004, we had an investment in Orbitz. Other airlines also owned equity interests in Orbitz until November 2004 and distribute air travel tickets through Orbitz. We paid Orbitz approximately $6 million for services during 2004. Customers booked approximately $226 million of air travel on us through Orbitz in 2004. The distribution services provided by Orbitz are considered normal to the daily operations of both Orbitz and us.

NOTE 17 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using jets with a capacity of greater than 100 seats while the regional segment currently consists of flights with a capacity of 50 or fewer seats. The regional segment is operated primarily by ExpressJet and, beginning in January 2007, Chautauqua, through capacity purchase agreements. See Note 15 for further discussion of the capacity purchase agreements.

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

Financial information for the year ended December 31 by business segment is set forth below (in millions):
	2006	2005	2004

Operating Revenue:
Mainline	$10,907	$ 9,377	$8,327
Regional	2,221	1,831	1,572
Total Consolidated	$13,128	$11,208	$9,899

Depreciation and amortization expense:
Mainline	$ 378	$ 378	$ 404
Regional	13	11	11
Total Consolidated	$ 391	$ 389	$ 415

Special Charges (Note 12):
Mainline	$ 27	$ 67	$ 121
Regional	-	-	-
Total Consolidated	$ 27	$ 67	$ 121

Operating Income (Loss):
Mainline	$ 593	$ 215	$ (7)
Regional	(125)	(254)	(231)
Total Consolidated	$ 468	$ (39)	$(238)

Interest Expense:
Mainline	$ 385	$ 393	$ 371
Regional	16	17	18
Total Consolidated	$ 401	$ 410	$ 389

Interest Income:
Mainline	$ 131	$ 69	$ 25
Regional	-	3	4
Total Consolidated	$ 131	$ 72	$ 29

Income Tax Benefit:
Mainline	$ -	$ -	$ 8
Regional	-	-	32
Total Consolidated	$ -	$ -	$ 40

Net Income (Loss):
Mainline	$ 476	$ 189	$(215)
Regional	(133)	(257)	(194)
Total Consolidated	$ 343	$ (68)	$(409)

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by Holdings and expenses include all activity related to the regional operations, regardless of whether the costs were paid by us or by Holdings. Net income (loss) for the mainline segment includes our equity in Copa's earnings and gains on the sale of Copa shares and disposition of Holdings shares. Net loss for the regional segment includes our equity in Holdings' earnings.

Information concerning operating revenue by principal geographic area for the year ended December 31 is as follows (in millions):
	2006	2005	2004

Domestic (U.S.)	$ 7,977	$ 6,914	$6,570
Atlantic	2,397	1,993	1,489
Latin America	1,748	1,427	1,139
Pacific	1,006	874	701

	$13,128	$11,208	$9,899

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment. Our tangible assets and capital expenditures consist primarily of flight and related ground support equipment, which is mobile across geographic markets and, therefore, has not been allocated.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. As of December 31, 2006, we had total firm commitments for 82 new aircraft from Boeing (60 737s, two 777s and 20 787s), with an estimated aggregate cost of $4.3 billion including related spare engines. We are scheduled to take delivery of the 82 firm order Boeing aircraft between 2007 and 2012. In addition to our firm order aircraft, we had options to purchase a total of 67 additional Boeing aircraft as of December 31, 2006.

Although we have entered into agreements to finance the two 777-200ER aircraft scheduled to be delivered in 2007 and have backstop financing for 24 of the 60 737 aircraft scheduled to be delivered in 2008 and 2009, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for the aircraft on order or other related capital expenditures, or for our capital expenditures in general.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $146 million at December 31, 2006 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2006 in the amount of $50 million. These letters of credit and performance bonds have expiration dates through September 2008.

General Guarantees and Indemnifications. We are the lessee under many real estate leases. It is common in such commercial lease transactions for us, as the lessee, to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to our use or occupancy of the leased premises and the use or occupancy of the leased premises by regional carriers operating flights on our behalf. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, we typically indemnify such parties for any environmental liability that arises out of or relates to our use of the leased premises.

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

In our financing transactions structured as loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2006, we had $1.2 billion of floating rate debt and $316 million of fixed rate debt, with remaining terms of up to 12 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate carrying value of $1.3 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $38 million at December 31, 2006.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements or tax laws.

Credit Card Processing Agreement. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $429 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility.

Employees. As of December 31, 2006, we had approximately 41,090 full-time equivalent employees. During 2006, our flight attendants and the three CMI work groups represented by unions ratified new contracts containing benefit reductions and work rule changes. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 44% of our employees are represented by unions. None of our collective bargaining agreements become amendable before December 2008.

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

At December 31, 2006, we had a reserve for estimated costs of environmental remediation throughout our system of $42 million, based primarily on third party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We do not have any receivables related to environmental insurance recoveries at December 31, 2006. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are now a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina) filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remain in the two cases.

In each of these cases, we believe the plaintiffs' claims are without merit and we are vigorously defending the lawsuits.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

We and/or certain of our subsidiaries are defendants in various other pending lawsuits and proceedings and are subject to various other claims arising in the normal course of our business, many of which are covered in whole or in part by insurance. Although the outcome of these lawsuits and proceedings (including the probable loss we might experience as a result of an adverse outcome) cannot be predicted with certainty at this time, we believe, after consulting with outside counsel, that the ultimate disposition of such suits will not have a material adverse effect on us.

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2006 and 2005 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2006

Operating revenue	$2,947	$3,507	$3,518	$3,157
Operating income	11	244	192	20
Nonoperating income (expense), net	(51)	(46)	45	(46)
Income (Loss) before Cumulative Effect of Change in Accounting Principle	(40)	198	237	(26)
Cumulative Effect of Change in Accounting Principle	(26)	-	-	-
Net Income (Loss)	(66)	198	237	(26)

Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(0.46)	$2.24	$2.64	$(0.29)
Cumulative Effect of Change in Accounting Principle	(0.30)	-	-	-
Net Income (Loss)	$(0.76)	$2.24	$2.64	$(0.29)

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(0.46)	$1.84	$2.17	$(0.29)
Cumulative Effect of Change in Accounting Principle	(0.30)	-	-	-
Net Income (Loss)	$(0.76)	$1.84	$2.17	$(0.29)

2005
Operating revenue	$2,505	$2,857	$3,001	$2,845
Operating income (loss)	(173)	119	109	(94)
Nonoperating income (expense), net	(13)	(19)	(48)	51
Net income (loss)	(186)	100	61	(43)

Earnings (Loss) per share:
Basic	$(2.79)	$1.49	$0.91	$(0.53)
Diluted	$(2.79)	$1.26	$0.80	$(0.53)

The quarterly operating income (loss) amounts are impacted by the following special charges:
	Three Months Ended
	March 31	June 30	September 30	December 31

2006
Pension settlement charges	$15	$14	$ 8	$22
Surrender of Stock Price Based RSU Awards	(14)	-	-	-
Out-of-service aircraft accrual reductions	(7)	(4)	(7)	-
Total special charges	$(6)	$10	$ 1	$22

2005
Pension settlement charges	$ -	$ -	$ 18	$22
Pension curtailment loss	43	-	-	-
Out-of-service aircraft accrual reductions	-	-	(15)	(1)
Total special charges	$43	$ -	$ 3	$21

Additionally, in the third quarter of 2006, we recorded a gain of $92 million related to the sale of Copa Class A common stock. In the first and second quarters of 2005, we recognized gains of $51 million and $47 million, respectively, related to dispositions of Holdings common stock. In the fourth quarter of 2005, we recorded a gain of $106 million related to the sale of shares of Copa Class A common stock.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2006, the Company's internal control over financial reporting was effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears below.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Continental Airlines, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholders' equity, and cash flows of the Company for each of the three years in the period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

February 23, 2007

ITEM 9B. OTHER INFORMATION.

On February 23, 2007, the Human Resources Committee (the "Committee") of the Board of Directors of Continental Airlines, Inc. (the "Company") approved certain amendments (the "Amendments") to the Continental Airlines, Inc. Long-Term Incentive and RSU Program (the "Program").

The Program includes a restricted stock unit ("RSU") program designed to align management's performance objectives with those of their co-workers under the Company's broad based Enhanced Profit Sharing Plan (the "Profit Sharing Plan"). The RSUs awarded under this RSU program only vest upon the achievement of profit-based performance targets, including the Company's achievement of target levels of cumulative profit sharing pools that are the basis for calculating distributions to employees under the Profit Sharing Plan.

The calculation of each profit sharing pool under the Profit Sharing Plan includes a reduction of the pool for non-participating co-workers, including officers and director-level employees. The calculation of profit sharing pools that determine the achievement of the performance targets under the Program did not include such an adjustment as certain of the Company's employee groups had not yet agreed to participate in wage and benefit reductions at the time the Committee originally adopted the Program. The Amendments ensure that the amount of profit sharing paid to the Company's employees will be the basis for determining the cumulative profit sharing target level achieved with respect to the profit based RSUs awarded under the Program.

The Program permits awards to be settled in cash or shares of the Company's common stock. For awards that settle in cash, the accounting is based on the then-current market price of the underlying common stock at the end of each month with expense recorded over the vesting period of the awards. The Amendments revise the provisions of the Program that relate to awards that settle in stock, so that the accounting for such awards would be based on a grant date fair value, which would be recorded as expense over the vesting period, and would not be affected by subsequent variations in the price of the Company's stock. Expense under both cash and stock settlement is subject to variability based on the assessment of probability associated with achieving targets established under the Program. Initial expense is recorded once it is considered probable that the target will be achieved based upon the cumulative vesting through the date of assessment. The unvested portion will then be recognized over the remaining requisite service period.

The Program also includes a long term incentive plan under which participants are eligible to receive cash payments based on a comparison of the Company's EBITDAR margin for a three-year performance period to the average EBITDAR margin of the Industry Group (as defined in the Program). The Amendments provide that the Industry Group EBITDAR margin shall be, for each performance period beginning on or after January 1, 2007, determined by dividing the cumulative EBITDAR of all companies in the Industry Group for such performance period by the cumulative revenues of such companies for the performance period, each adjusted for extraordinary or unusual items, thereby resulting in a weighted-average EBITDAR margin being used as the basis for determining whether the performance targets have been achieved, and permitting adjustment of EBITDAR margin for extraordinary or unusual items.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Stock-Based Compensation" and Item 11. "Executive Compensation," as well as the Company's Current Report on Form 8-K dated March 29, 2006, for further information regarding the Program and the awards granted to the Company's named executive officers thereunder.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

       GOVERNANCE.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 12, 2007.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 12, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 12, 2007 and from Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

        DIRECTOR INDEPENDENCE.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 12, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 12, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Operations for each of the Three Years in the Period Ended
  December 31, 2006
  Consolidated Balance Sheets as of December 31, 2006 and 2005
  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
  December 31, 2006
  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2006
  Notes to Consolidated Financial Statements

  Financial Statement Schedules:

  All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

  See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 23, 2007.
Signature	Capacity

/s/ LAWRENCE W. KELLNER	Chairman and Chief Executive Officer
Lawrence W. Kellner	(Principal Executive Officer)

/s/ JEFFREY J. MISNER	Executive Vice President and
Jeffrey J. Misner	Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

THOMAS J. BARRACK, JR.*	Director
Thomas J. Barrack, Jr.

KIRBYJON H. CALDWELL*	Director
Kirbyjon H. Caldwell

DOUGLAS H. McCORKINDALE*	Director
Douglas H. McCorkindale

HENRY L. MEYER III*	Director
Henry L. Meyer III

OSCAR MUNOZ*	Director
Oscar Munoz

GEORGE G. C. PARKER*	Director
George G. C. Parker

/s/ JEFFERY A. SMISEK	Director
Jeffery A. Smisek

KAREN HASTIE WILLIAMS*	Director
Karen Hastie Williams

RONALD B. WOODARD*	Director
Ronald B. Woodard

CHARLES A. YAMARONE*	Director
Charles A. Yamarone

*By /s/ Jennifer L. Vogel

Jennifer L. Vogel
Attorney-in-fact
February 23, 2007

INDEX TO EXHIBITS OF
CONTINENTAL AIRLINES, INC.
3.1	Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006. (3)

3.1(a)	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

3.1(a)(i)

Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323) (the "2001 10-K").

3.1(b)

Certificate of Designation of Series B Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2000 (File no. 1-10323) (the "2000 10-K").

3.1(c)

Corrected Certificate of Designations of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323) (the "2003 Q-1 10-Q").

3.2	Bylaws of Continental, as amended through November 30, 2006 - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated November 29, 2006.

4.1	Specimen Series B Preferred Stock Certificate of Continental - incorporated by reference to Exhibit 3.1(c) to the 2000 10-K.

4.2	Specimen Class B Common Stock Certificate of Continental - incorporated by reference to Exhibit 4.1 to Continental's Form S-1 Registration Statement (No. 33-68870) (the "1993 S-1").

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

10.1(m)

Supplemental Agreement No. 23 - to the Terminal C Lease - incorporated by reference to Exhibit 10.1(m) to Continental's Annual Report on Form 10-K for the year ended December 31, 2005 (File no. 1-10323) (the "2005 10-K").

10.1(n)	Supplemental Agreement No. 24 - to the Terminal C Lease - incorporated by reference to Exhibit 10.1(n) to the 2005 10-K.

10.2

Airport Use and Lease Agreement dated as of January 1, 1998 between Continental and the City of Houston, Texas ("Houston") regarding George Bush Intercontinental Airport - incorporated by reference to Exhibit 10.30 to Continental's Annual Report on Form 10-K for the year ended December 31, 1998 (File no. 1-10323) (the "1998 10-K").

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

10.3(f)

Amendment No. 1, dated January 1, 2006, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport - incorporated by reference to Exhibit 10.3(f) to the 2005 10-K.

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

10.6(a)*	Compensation Reduction Agreement for Jeffrey J. Misner dated December 22, 2004 - incorporated by reference to Exhibit 10.6(a) to the 2004 10-K.

10.6(b)*	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005 - incorporated by reference to Exhibit 10.3 to the 2005 Q-1 10-Q.

10.7*	Employment Agreement dated as of August 12, 2004 between the Company and Mark J. Moran - incorporated by reference to Exhibit 10.7 to the 2005 10-K.

10.7(a)*	Compensation Reduction Agreement for Mark J. Moran dated December 22, 2004 - incorporated by reference to Exhibit 10.7(a) to the 2005 10-K.

10.7(b)*	Amendment to Compensation Reduction Agreement for Mark J. Moran dated February 15, 2005 - incorporated by reference to Exhibit 10.7(b) to the 2005 10-K.

10.8*	Employment Agreement dated as of August 12, 2004 between the Company and James E. Compton - incorporated by reference to Exhibit 10.8 to the 2004 10-K.

10.8(a)*	Compensation Reduction Agreement for James E. Compton dated December 22, 2004 - incorporated by reference to Exhibit 10.8(a) to the 2004 10-K.

10.8(b)*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005 - incorporated by reference to Exhibit 10.4 to the 2005 Q-1 10-Q.

10.9*	Continental Airlines, Inc. 1994 Incentive Equity Plan ("1994 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 33-81324).

10.9(a)*	Form of Employee Stock Option Grant pursuant to the 1994 Incentive Plan - incorporated by reference to Exhibit 10.10(e) to the 1997 10-K.

10.9(b)*	Form of Outside Director Stock Option Grant pursuant to the 1994 Incentive Plan - incorporated by reference to Exhibit 10.10(f) to the 1997 10-K.

10.10*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.10(a)*	Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.10(b)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

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

10.12(b)*	Form of Employee Stock Option Grant pursuant to the 1998 Incentive Plan, as amended - incorporated by reference to Exhibit 10.2 to the 2001 Q-3 10-Q.

10.12(c)*	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan. (3)

10.12(d)*	Form of Restricted Stock Agreement pursuant to the 1998 Incentive Plan - incorporated by reference to Exhibit 10.10 to the 2002 Q-2 10-Q.

10.12(e)*	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan - incorporated by reference to Exhibit 10.5 to the 2004 Q-1 10-Q.

10.13*

Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") - incorporated by reference to Exhibit 10.1 to Continental's  Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File no.  1-10323) (the "2002 Q-1 10-Q").

10.13(a)*	Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.13(b)*	Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.13(c)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.13(d)*	Amendment to the Incentive Plan 2000, dated March 12, 2004 - incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.13(e)*

Second Amendment to Incentive Plan 2000, dated June 6, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File no.  1-10323) (the "2006 Q-2 10-Q").

10.13(f)*

Third Amendment to Incentive Plan 2000, dated September 14, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File no.  1-10323) (the "2006 Q-3 10-Q").

10.14*	Continental Airlines, Inc. Officer Retention and Incentive Award Program, as amended - incorporated by reference to Exhibit 10.7(a) to the 2001 Q-3 10-Q.

10.14(a)*	Form of Officer Retention and Incentive Award Notice - incorporated by reference to Exhibit 10.7 to the 2001 Q-3 10-Q.

10.14(b)*	Amendment to Officer Retention and Incentive Award Program, effective as of March 12, 2004 - incorporated by reference to Exhibit 10.9 to the 2004 Q-1 10-Q.

10.14(c)*	Second Amendment to Officer Retention and Incentive Award Program, dated February 11, 2005 - incorporated by reference to Exhibit 10.7 to the 2005 Q-1 10-Q.

10.15*	Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.15 to the 2005 10-K.

10.15(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.15(a) to the 2005 10-K.

10.16*

Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through March 29, 2006) - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File no. 1-10323) (the "2006 Q-1 10-Q").

10.16(a)*	Amendment No. 1, dated February 23, 2007, to the Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended through March 29, 2006). (3)

10.16(b)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards) - incorporated by reference to Exhibit 10.1(a) to the 2006 Q-1 10-Q.

10.16(c)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Stock Price Based RSU Awards) - incorporated by reference to Exhibit 10.11(a) to the 2004 Q-1 10-Q.

10.16(d)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) - incorporated by reference to Exhibit 10.16(b) to the 2005 10-K.

10.16(e)*	Previous Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) -- incorporated by reference to Exhibit 10.11(b) to the 2004 Q-1 10-Q.

10.17*	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan - incorporated by reference to Exhibit 10.8 to the 2005 Q-1 10-Q.

10.18*	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan - incorporated by reference to Exhibit 10.9 to the 2005 Q-1 10-Q.

10.19*	Continental Airlines, Inc. Enhanced Profit Sharing Plan, as amended through February 23, 2007. (3)

10.20*	Summary of Non-Employee Director compensation - incorporated by reference to Exhibit 10.19 to the 2004 10-K.

10.20(a)*	Amendment to Non-Employee Director compensation effective September 6, 2006 - incorporated by reference to Exhibit 10.2 to the 2006 Q-3 10-Q.

10.21*	Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors - incorporated by reference to Exhibit 10.18 to the 2000 10-K.

10.22

Amended and Restated Credit and Guaranty Agreement, dated as of August 3, 2006, among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital, Inc., as administrative agent, and the lenders party thereto - incorporated by reference to Exhibit 10.3 to the 2006 Q-3 10-Q. (2)

10.23

Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") - incorporated by reference to Exhibit 10.8 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File no. 1-10323) (the "1996 Q-2 10-Q). (1)

10.23(a)

Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 - incorporated by reference to Exhibit 10.14(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 1-1-323) (the "1996 10-K"). (1)

10.23(b)

Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 - incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 1-10323) (the "1997 Q1 10-Q"). (1)

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

10.23(af)	Supplemental Agreement No. 31 to P.A. 1951, dated as of August 20, 2004 - incorporated by reference to Exhibit 10.4 to the 2004 Q-3 10-Q. (1)

10.23(ag)	Supplemental Agreement No. 32 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ag) to the 2004 10-K. (1)

10.23(ah)	Supplemental Agreement No. 33 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ah) to the 2004 10-K. (1)

10.23(ai)	Supplemental Agreement No. 34 dated June 22, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2005 Q-2 10-Q. (1)

10.23(aj)	Supplemental Agreement No. 35 dated June 30, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2005 Q-2 10-Q. (1)

10.23(ak)

Supplemental Agreement No. 36 dated July 28, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-10323) (the "2005 Q-3 10-Q"). (1)

10.23(al)	Supplemental Agreement No. 37 dated March 30, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to the 2006 Q-1 10-Q. (2)

10.23(am)	Supplemental Agreement No. 38, dated June 6, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2006 Q-2 10-Q. (2)

10.23(an)	Supplemental Agreement No. 39, dated August 3, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2006 Q-3 10-Q. (2)

10.23(ao)	Supplemental Agreement No. 40, dated December 5, 2006, to P.A. 1951. (2)(3)

10.24	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 - incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

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

10.25(a)	Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 - incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.25(b)	Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 - incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.25(c)	Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 - incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.25(d)	Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 - incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.25(e)	Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 - incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.25(f)	Supplemental Agreement No. 6 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.25(g)	Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 - incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.25(h)	Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 - incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.25(i)	Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.25(j)	Supplemental Agreement No. 10 to P.A. 2061, dated November 4, 2003 - incorporated by reference to Exhibit 10.26(j) to the 2003 10-K. (1)

10.25(k)	Supplemental Agreement No. 11 to P.A. 2061, dated July 28, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-3 10-Q. (1)

10.25(l)	Supplemental Agreement No. 12 to P.A. 2061, dated March 17, 2006 - incorporated by reference to Exhibit 10.3 to the 2006 Q-1 10-Q. (2)

10.26	Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 - incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.27

Purchase Agreement No. 2484, including exhibits and side letters, between the Company and Boeing, dated December 29, 2004, relating to the purchase of Boeing 7E7 aircraft (now known as 787 aircraft) ("P.A. 2484") - incorporated by reference to Exhibit 10.27 to the 2004 10-K. (1)

10.27(a)	Supplemental Agreement No. 1 to P.A. 2484, dated June 30, 2005 - incorporated by reference to Exhibit 10.5 to the 2005 Q-2 10-Q. (1)

10.27(b)	Supplemental Agreement No. 2, including exhibits and side letters, to P.A. 2484, dated January 20, 2006 - incorporated by reference to Exhibit 10.27(b) to the 2005 10-K. (1)

10.27(c)	Supplemental Agreement No. 3, dated May 3, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.4 to the 2006 Q-2 10-Q. (2)

10.27(d)	Supplemental Agreement No. 4, dated July 14, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.5 to the 2006 Q-3 10-Q. (2)

10.28	Letter Agreement 6-1162-MSA-576 between Boeing and the Company, dated February 28, 2005 - incorporated by reference to Exhibit 10.10 to the 2005 Q-1 10-Q.

10.29	Letter Agreement dated December 29, 2004 between the Company and Boeing Capital Corporation relating to the lease of 757-300 aircraft - incorporated by reference to Exhibit 10.28 to the 2004 10-K. (1)

10.29(a)	Letter Agreement between Boeing Capital Corporation and the Company dated February 28, 2005 - incorporated by reference to Exhibit 10.11 to the 2005 Q-1 10-Q. (1)

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

10.32

Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002 - incorporated by reference to Exhibit 10.11 to the 2002 Q-2 10-Q. (1)

10.32(a)

First Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003 ("XJT Capacity Purchase Agreement") - incorporated by reference to Exhibit 10.1 to the 2003 Q-1 10-Q.

10.32(b)	Second Amendment to the XJT Capacity Purchase Agreement, dated as of December 9, 2003 - incorporated by reference to Exhibit 10.32(b) to the 2003 10-K. (1)

10.32(c)	Third Amendment to the XJT Capacity Purchase Agreement, dated as of September 28, 2004 - incorporated by reference to Exhibit 10.5 to the 2004 Q-3 10-Q.

10.32(d)	Fourth Amendment to the XJT Capacity Purchase Agreement, dated as of March 11, 2005 - incorporated by reference to Exhibit 10.13 to the 2005 Q-1 10-Q. (1)

10.32(e)	Notice of Withdrawal - incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated December 28, 2005 (File no. 1-10323).

10.32(f)	Fifth Amendment to the XJT Capacity Purchase Agreement, dated as of April 14, 2006 - incorporated by reference to Exhibit 10.5 to the 2006 Q-2 10-Q. (2)

10.33

Agreement between the Company and the United States of America, acting through the Transportation Security Administration, dated May 7, 2003 - incorporated by reference to Exhibit 10.1 to the 2003 Q-2 10-Q.

21.1	List of Subsidiaries of Continental. (3)

23.1	Consent of Ernst & Young LLP. (3)

24.1	Powers of attorney executed by certain directors and officers of Continental. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (3)

32.1	Section 1350 Certifications. (4)

______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

  The Commission has granted confidential treatment for a portion of this exhibit.
  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
  Filed herewith.
  Furnished herewith.