Form 10-Q
period 2007-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2007-04-19
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

__________

As of April 16, 2007, 97,127,746 shares of Class B common stock of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Operating Revenue:
Passenger (excluding fees and taxes of $347 and $315)	$2,895	$2,683
Cargo	107	107
Other	177	157
	3,179	2,947
Operating Expenses:
Wages, salaries and related costs	726	672
Aircraft fuel and related taxes	684	661
Regional capacity purchase, net	430	415
Aircraft rentals	248	245
Landing fees and other rentals	193	185
Distribution costs	161	160
Maintenance, materials and repairs	144	127
Depreciation and amortization	99	96
Passenger services	90	82
Special charges (credits)	11	(6)
Other	329	299
	3,115	2,936

Operating Income	64	11

Nonoperating Income (Expense):
Interest expense	(96)	(101)
Interest capitalized	5	3
Interest income	36	25
Income from other companies	5	17
Gain on disposition of ExpressJet Holdings, Inc. shares	7	-
Other, net	1	5
	(42)	(51)
Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	22	(40)

Income Taxes	-	-

Income (Loss) before Cumulative Effect of Change in Accounting Principle	22	(40)

Cumulative Effect of Change in Accounting Principle	-	(26)

Net Income (Loss)	$ 22	$ (66)

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 0.23	$ (0.46)
Cumulative Effect of Change in Accounting Principle	-	(0.30)
Net Income (Loss)	$ 0.23	$ (0.76)

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$ 0.21	$ (0.46)
Cumulative Effect of Change in Accounting Principle	-	(0.30)
Net Income (Loss)	$ 0.21	$ (0.76)

Shares Used for Computation:
Basic	95	87
Diluted	109	87

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	March 31,	December 31,	March 31,
ASSETS	2007	2006	2006
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,285	$ 2,123	$ 1,807
Short-term investments	357	361	205
Total unrestricted cash, cash equivalents and short-term investments	2,642	2,484	2,012

Restricted cash	200	265	245
Accounts receivable, net	753	582	649
Spare parts and supplies, net	223	217	217
Deferred income taxes	170	165	159
Prepayments and other	515	416	451
Total current assets	4,503	4,129	3,733

Property and Equipment:
Owned property and equipment:
Flight equipment	7,102	6,973	6,709
Other	1,460	1,430	1,397
	8,562	8,403	8,106
Less: Accumulated depreciation	2,618	2,539	2,383
	5,944	5,864	5,723

Purchase deposits for flight equipment	214	183	216

Capital leases	296	303	340
Less: Accumulated amortization	84	87	111
	212	216	229
Total property and equipment, net	6,370	6,263	6,168

Routes	484	484	484
Airport operating rights, net	116	120	130
Investment in other companies	58	81	123
Intangible pension asset	-	-	60
Other assets, net	227	231	227

Total Assets	$11,758	$11,308	$10,925

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2007	2006	2006
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 386	$ 574	$ 769
Accounts payable	997	1,076	898
Air traffic and frequent flyer liability	2,274	1,712	1,949
Accrued payroll	235	233	232
Accrued other liabilities	355	360	314
Total current liabilities	4,247	3,955	4,162

Long-Term Debt and Capital Leases	4,823	4,859	4,671

Deferred Income Taxes	170	165	159

Accrued Pension Liability	1,096	1,149	1,100

Accrued Retiree Medical Benefits	217	203	34

Other	622	630	579

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000, 400,000,000 and 200,000,000 shares authorized; 96,528,423, 91,816,121 and 112,704,030 issued	1	1	1
Additional paid-in capital	1,557	1,370	1,660
Retained earnings (accumulated deficit)	11	(11)	340
Accumulated other comprehensive loss	(986)	(1,013)	(640)
Treasury stock - 0, 0 and 25,489,413 shares, at cost	-	-	(1,141)
Total stockholders' equity	583	347	220
Total Liabilities and Stockholders' Equity	$11,758	$ 11,308	$ 10,925

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Three Months Ended March 31,
	2007		2006
	(Unaudited)

Net Cash Provided by Operations	$	$ 299	$ 387

Cash Flows from Investing Activities:
Capital expenditures		(78)	(68)
Purchase deposits paid in connection with future aircraft deliveries, net		(31)	(113)
Decrease (increase) in restricted cash, net		65	(4)
Proceeds from sale of ExpressJet Holdings shares, net		35	-
Sale of short-term investments, net		4	29
Proceeds from dispositions of property and equipment		1	2
Net cash used in investing activities		(4)	(154)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(166)	(178)
Proceeds from issuance of long-term debt		25	15
Proceeds from issuance of common stock pursuant to stock plans		8	14
Net cash used in financing activities		(133)	(149)

Net Increase in Cash and Cash Equivalents		162	84

Cash and Cash Equivalents - Beginning of Period		2,123	1,723

Cash and Cash Equivalents - End of Period		$2,285	$1,807

Investing and Financing Activities Not Affecting Cash:
Common stock issued upon conversion of 4.5% Convertible Notes		$ 170	$ -
Property and equipment acquired through the issuance of debt		$ 95	$ -

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K"). Due to seasonal fluctuations common to the airline industry, our results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

We adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share for the three months ended March 31 (in millions):
	2007	2006

Numerator:
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$ 22	$(66)
Effect of dilutive securities - interest expense on 5.0% Convertible Notes	1	-

Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$ 23	$(66)

Denominator:
Denominator for basic and diluted earnings (loss) per share - weighted average shares	95	87
Effect of dilutive securities:
5.0% Convertible Notes	9	-
Employee stock options	5	-
Dilutive potential common shares	14	-

Denominator for diluted earnings (loss) per share - weighted-average shares after assumed conversions	109	87

The adjustments to net income to determine the numerator for diluted earnings per share for the three months ended March 31, 2007 are net of the related effect of profit sharing.

Approximately 6 million and 18 million potential common shares related to convertible debt securities were excluded from the computation of diluted earnings per share in the three months ended March 31, 2007 and 2006, respectively, because they were antidilutive. In addition, approximately 13 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2006 because the options' exercise price was greater than the average market price of the common shares or the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of March 31, 2007, we owned or leased 367 mainline jets and 274 regional jets. All mainline jets are operated exclusively by us. Of the 274 regional jets that we own or lease, 238 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet") and operated on our behalf under a capacity purchase agreement with ExpressJet (the "ExpressJet CPA"). The remaining 36 regional aircraft are subleased to ExpressJet, but are not operated on our behalf and, accordingly, are not included in the operating fleet table below. Additionally, our regional operating fleet includes 26 regional aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements. See Note 9 for a discussion of our regional capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of March 31, 2007:
				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline:
777-200ER	19	7	12
767-400ER	16	14	2
767-200ER	10	9	1
757-300	17	9	8
757-200	41	13	28
737-900	12	8	4
737-800	105	32	73
737-700	36	12	24
737-500	63	15	48
737-300	48	22	26
Total mainline	367	141	226

Regional:
ERJ-145XR	82	-	82	-
ERJ-145	130	18	108	4
ERJ-135	30	-	30	-
CRJ200LR	11	-	-	11
Q200	1	-	-	1
Beech1900	10	-	-	10
Total regional	264	18	220	26

Total	631	159	446	26

Fleet Activity. During the first quarter of 2007, we took delivery of, and placed into service, one new 777-200ER aircraft. Although we did not take delivery of any new regional aircraft, we began regional service with a third party who is operating 15 of their aircraft on our behalf. We also removed 34 regional aircraft from the ExpressJet CPA and we are now subleasing such aircraft to ExpressJet outside the scope of the ExpressJet CPA.

Firm Order and Option Aircraft. As of March 31, 2007, we had firm commitments for 86 new aircraft from Boeing (60 737 aircraft, one 777 aircraft and 25 787 aircraft), with an estimated aggregate cost of $5.0 billion including related spare engines. Our final 777-200ER aircraft on order was delivered on April 16, 2007. We are scheduled to take delivery of the 85 firm order Boeing aircraft between 2008 and 2013. In addition to our firm order aircraft, we have options to purchase a total of 82 additional Boeing aircraft.

On April 10, 2007, we obtained financing for 30 of the next 39 Boeing 737 aircraft scheduled to be delivered in 2008 and the first quarter of 2009. The aircraft financed will be 12 737-800s and 18 737-900ERs. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates will be held in escrow by the trusts and not reported as debt on our consolidated balance sheet. As we take delivery of each aircraft, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make three semiannual interest payments on the certificates if a payment default occurs.

Our final 777-200ER aircraft on order was delivered on April 16, 2007 and was financed under existing finance agreements, discussed in Note 4 below. We have manufacturer backstop financing for up to 24 (depending on the model selected) of the 30 737 aircraft scheduled to be delivered in 2009. However, we do not have backstop financing or any other financing currently in place for the remaining six 737 aircraft on order, nor do we have backstop financing or any other financing for the 25 787 aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for our capital requirements other than the financing commitments we currently have in effect.

NOTE 4 - LONG-TERM DEBT

In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

During the first quarter of 2007, we incurred $95 million of floating rate indebtedness pursuant to existing finance agreements secured by one 777-200ER aircraft that was delivered in March 2007. This indebtedness consists of $78 million of senior notes due in 2019 and $17 million of junior notes due in 2014. The loans bear interest at the London Interbank Offered Rate ("LIBOR") plus a blended margin of approximately 1.9% per year. On April 16, 2007, we incurred pursuant to the same finance agreements an additional $95 million of floating rate indebtedness secured by our final 777-200ER aircraft on order, which was delivered on that day. This indebtedness has terms identical to that discussed above. The commitments under the finance agreements are now fully funded.

NOTE 5 - STOCK PLANS AND AWARDS

Profit Based RSU Awards.  During the first quarter of 2007, we issued 0.6 million profit based restricted stock unit ("RSU") awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing under our enhanced employee profit sharing program during the period from January 1, 2007 through December 31, 2009, and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target will generally be made in one-third annual increments to participants who remain continuously employed by us through each payment date. Payments also are conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance of $2.0 billion at the end of the fiscal year preceding the date any payment is made. If we do not achieve the cash target applicable to a payment date, the payment will be deferred until the next payment date (March 31 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit based performance target. Depending on the level of cumulative employee profit sharing achieved, the payment percentage can range from 0% to 200% of the underlying profit based RSU award.

We account for the profit based RSU awards as liability awards. Once it is probable that a performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock.

Cumulative Effect of Change in Accounting Principle. We adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R") effective January 1, 2006. Upon adoption, we recognized a cumulative effect of change in accounting principle to record our liability related to the stock price based RSU awards at that date, reducing earnings $26 million ($0.30 per basic and diluted share).

On February 1, 2006, in light of the sacrifices made by their co-workers in connection with pay and benefit cost reduction initiatives, our officers voluntarily surrendered their stock price based RSU awards for the performance period ending March 31, 2006, which had vested during the first quarter of 2006 and otherwise would have paid out a total of $23 million at the end of March 2006. Of the $26 million total cumulative effect of change in accounting principle recorded on January 1, 2006, $14 million related to the surrendered awards. Accordingly, upon surrender, we reported the reversal of the $14 million as a special credit in our statement of operations during the first quarter of 2006. The remaining $12 million of the cumulative effect of change in accounting principle was related to stock price based RSU awards with a performance period ending December 31, 2007, which were not surrendered.

SFAS 123R Expense. Excluding the cumulative effect of change in accounting principle and the special credit discussed above, total stock-based compensation expense related to SFAS 123R included in wages, salaries and related costs was $26 million and $17 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, $115 million of compensation cost attributable to future service related to profit based RSU awards that are probable of being achieved, unvested employee stock options and stock price based RSU awards had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.9 years.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three months ended March 31 included the following (in millions):
	2007	2006

Net income (loss)	$ 22	$(66)

Other comprehensive income (loss):
Unrealized net gain on derivative instruments	43	7
Items related to employee benefit plans:
Increase in net actuarial losses	(41)	-
Amortization of net actuarial losses	18	-
Amortization of prior service cost	7	-
Decrease in additional minimum pension liability	-	28
Comprehensive income (loss) adjustments	27	35

Total comprehensive income (loss)	$ 49	$(31)

NOTE 7 - EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension and retiree medical benefits expense for the three months ended March 31 included the following components (in millions):
	Defined Benefit Pension		Retiree Medical Benefits
	2007	2006	2007	2006

Service cost	$ 15	$ 15	$ 3	$ 3
Interest cost	40	37	3	3
Expected return on plan assets	(33)	(31)	-	-
Amortization of net actuarial loss	18	18	-	-
Amortization of prior service cost	2	2	5	4
Net periodic benefit expense	42	41	11	10
Settlement charge (included in special charges (credits))	5	15	-	-

Net benefit expense	$ 47	$ 56	$ 11	$ 10

During the first quarter of 2007, we contributed $106 million to our defined benefit pension plans. We contributed an additional $30 million to our defined benefit pension plans on April 10, 2007. We estimate that contributions to our defined benefit pension plans will total approximately $320 million during 2007, significantly exceeding our minimum funding requirements of approximately $183 million during that calendar year.

We recorded non-cash settlement charges totaling $5 million and $15 million in the first quarters of 2007 and 2006, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

NOTE 8 - SPECIAL CHARGES (CREDITS)

Special charges (credits) for the three months ended March 31 were as follows (in millions):
	2007	2006

Pension settlement charges (see Note 7)	$ 5	$ 15
Aircraft-related charges	6	(7)
Surrender of stock price based RSU awards (see Note 5)	-	(14)

Total special charges	$11	$ (6)

NOTE 9 - REGIONAL CAPACITY PURCHASE AGREEMENTS

Presentation in Statements of Operations. Expenses related to our capacity purchase agreements are reported as regional capacity purchase, net, in our consolidated statements of operations. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net, includes all fuel expense on flights operated for us under capacity purchase agreements plus a margin on ExpressJet's fuel expense on flights flown for us up to a cap provided in the ExpressJet CPA and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft we lease to ExpressJet.

ExpressJet. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the ExpressJet CPA because we believe the rates charged to us by ExpressJet for regional capacity are above the current market. On May 5, 2006, ExpressJet notified us that it would retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the ExpressJet CPA. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the ExpressJet CPA, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease is automatically increased by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Once the aircraft are withdrawn from the ExpressJet CPA, we recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations.

The withdrawal of the 69 aircraft began in December 2006 and is expected to be completed in August 2007. As of March 31, 2007, 36 aircraft have been withdrawn. Under the ExpressJet CPA, ExpressJet has the option to fly any of the withdrawn aircraft it retains either (1) for another airline (subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its agreement with us prohibiting ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the ExpressJet CPA), or (2) under ExpressJet's own flight designator code, subject to its ability to obtain facilities and subject to the prohibition against ExpressJet flying into or out of our hubs. So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in the ExpressJet CPA) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions on a "most-favored-nations" basis.

In accordance with the ExpressJet CPA, ExpressJet has agreed to meet with us each year to review and set the block hour rates to be paid in the following year, in each case based on the methodology used to set the original block hour rates (including an initial 10% targeted operating margin). If we and ExpressJet cannot come to an agreement on these block hour rates, the ExpressJet CPA provides that the disagreement will be submitted to arbitration. We have been unable to reach an agreement on 2007 rates and have initiated binding arbitration. While the arbitration is ongoing, we are recognizing current year expense based on 2006 rates. We do not believe that the outcome of the arbitration will have a material adverse effect on our results of operations, financial condition or liquidity.

Chautauqua. In July 2006, we selected Chautauqua Airlines, Inc. ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings Inc., to provide and operate 44 50-seat regional jets as a Continental Express carrier to be phased in during 2007 under a new capacity purchase agreement (the "Chautauqua CPA"). As of March 31, 2007, 15 aircraft are being flown by Chautauqua for us. Under the Chautauqua CPA, we schedule and market all of our Continental Express regional jet service provided by Chautauqua. The Chautauqua CPA requires us to pay a fixed fee to Chautauqua, subject to specified reconciliations and annual escalations, for its operation of the aircraft. Chautauqua supplies the aircraft it operates under the agreement. The Chautauqua CPA has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 24 aircraft, subject to the renewal terms of the related aircraft lease.

Colgan. In February 2007, we selected Pinnacle Airlines Corp.'s subsidiary Colgan Air, Inc. ("Colgan"), to operate 15 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from Newark Liberty International Airport ("New York Liberty") starting in early 2008. Colgan will operate the flights as a Continental Connection carrier under a new capacity purchase agreement. Colgan will supply the aircraft that it will operate under the agreement. The agreement has a ten year term.

NOTE 10 - INVESTMENT IN OTHER COMPANIES

At March 31, 2007, investment in other companies includes our investments in Copa Holdings, S.A. ("Copa") and ExpressJet Holdings, Inc. ("Holdings"), the parent company of ExpressJet.

Copa. At March 31, 2007, we held 4.4 million shares of Copa Class A common stock with a carrying value of $51 million and a market value of $225 million. This investment represents a 10% interest in Copa.

Holdings. In January 2007, we sold substantially all of our shares of Holdings common stock to third parties for cash proceeds of $35 million. We recognized a gain of $7 million in the first quarter of 2007 as a result of these sales. We sold the remaining shares of Holdings common stock in April 2007 and no longer own any shares of Holdings common stock.

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

Financial information for the three months ended March 31 by business segment is set forth below (in millions):
	2007	2006

Operating Revenue:
Mainline	$2,688	$2,448
Regional	491	499

Total Consolidated	$3,179	$2,947

Operating Income (Loss):
Mainline	$ 141	$ 63
Regional	(77)	(52)

Total Consolidated	$ 64	$ 11

Net Income (Loss):
Mainline	$ 102	$ (12)
Regional	(80)	(54)

Total Consolidated	$ 22	$ (66)

Net loss for the mainline segment for the three months ended March 31, 2006 includes the $26 million cumulative effect of change in accounting principle related to the adoption of SFAS 123R. The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by our regional carriers, and expenses include all activity related to the regional operations, regardless of whether such expenses were incurred by us directly or through our capacity purchase agreements.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $146 million at March 31, 2007 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at March 31, 2007 in the amount of $55 million. These letters of credit and performance bonds have expiration dates through September 2008.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At March 31, 2007, we had $1.2 billion of floating rate debt and $304 million of fixed rate debt, with remaining terms of up to 11 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.3 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $32 million at March 31, 2007.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Bank Card Processing Agreement. Our U.S. bank card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of at least Caa3 as rated by Moody's and CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $561 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under that facility. During the first quarter of 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Employees. As of March 31, 2007, we had approximately 41,800 full-time equivalent employees. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 43% of our employees are represented by unions. None of our collective bargaining agreements becomes amendable before December 2008.

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

In 1999, we purchased property located near our New York Liberty hub in Elizabeth, New Jersey from Honeywell International, Inc. ("Honeywell") with certain environmental indemnification obligations by us to Honeywell. We did not operate the facility located on or make any improvements to the property. In 2005, we sold the property to Catellus Commercial Group, LLC ("Catellus") and in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us. On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property. We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to this matter. Honeywell's liability with respect to releases from the property into the Newark Bay Study Area, if any, and our potential indemnification obligation, if any, remain under review, but cannot be determined at this time. We have sought indemnification from Catellus to the full extent to which we may be required to indemnify Honeywell, but Catellus has notified us that, at this time, it has not agreed that it is required to indemnify us with respect to this matter.

At March 31, 2007, we have a reserve for estimated costs of environmental remediation throughout our system of $40 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We do not have any receivables related to environmental insurance recoveries at March 31, 2007. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings. During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina) filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remain in the two cases.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in Part I, Item 1A of our 2006 Form 10-K and Part II, Item 1A of this report, which identify important risk factors that could cause actual results to differ materially from those in the forward-looking statements, such as the consequences of our significant prior financial losses and high leverage, the significant cost of aircraft fuel, our high labor and pension costs, service interruptions at one of our hub airports, disruptions in our computer systems, and industry conditions, including the airline pricing environment, industry capacity decisions, industry consolidation, terrorist attacks, regulatory matters, excessive taxation, the availability and cost of insurance, public health threats and the seasonal nature of the airline business.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2006. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,700 daily departures. As of March 31, 2007, we served 135 domestic and 126 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found at our website, continental.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

First Quarter Financial Highlights

  We recorded net income of $22 million in the first quarter of 2007, representing the first time we have achieved net income in the first quarter since the terrorist attacks of September 2001. Due to the seasonal nature of the airline business, the first and fourth quarters are generally weaker than the second and third quarters.
  Passenger revenue grew 7.9% during the first quarter of 2007 as compared to the first quarter of 2006 due to higher load factors, more capacity and an increase in fares.
  Operating income increased $53 million during the first quarter of 2007 as compared to the first quarter of 2006 due to increased operating revenue, despite the negative impact of severe winter storms.
  We contributed $106 million in cash to our defined benefit pension plans.
  We sold substantially all of our remaining shares of Holdings common stock for cash proceeds of $35 million, resulting in a gain of $7 million.

First Quarter Operational Highlights

  Traffic increased 5.5% and capacity increased 4.3% during the first quarter of 2007 as compared to the first quarter of 2006.
  We posted a mainline completion factor of 98.8% and a U.S. Department of Transportation on-time arrival rate of 73%, both of which were adversely impacted by severe weather.
  We took delivery of our 19th Boeing 777 aircraft.
  We began the transition of a portion of our regional jet service from ExpressJet to Chautauqua.

Outlook

We currently intend to grow our mainline capacity approximately 5% in 2007 and between 5% and 7% annually over the next several years, although actual growth may differ from these targets in any given year. For example, we grew our mainline capacity 8.9% in 2006, due principally to new international destinations and our response to additional domestic demand stimulated by lower fares in the New York to Florida markets resulting from increased low-cost competition. We expect to begin nonstop flights between New York Liberty and Athens, Greece in June 2007 and between New York Liberty and Mumbai, India in October 2007, subject to government approvals. We also plan to inaugurate service from our Houston hub to London's Heathrow Airport on March 30, 2008, subject to government approval and our obtaining necessary slots and facilities at Heathrow Airport.

In February 2007, we selected Pinnacle Airlines Corp.'s subsidiary Colgan to operate 15 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty starting in early 2008. Colgan will operate the flights as a Continental Connection carrier under a new capacity purchase agreement. Colgan will supply the aircraft that it will operate under the agreement. The agreement has a ten-year term.

Although the U.S. domestic network carrier environment has improved from its depressed condition after September 11, 2001 and we were profitable during 2006 and the three months ended March 31, 2007, we had previously suffered substantial losses following September 11, 2001. Our ability to sustain our profitability depends on, among other factors, continuing our efforts to implement and maintain a more competitive cost structure, continuing our profitable international growth, retaining our premium to the industry in domestic markets for passenger revenue per available seat mile (after adjusting for average flight length) and responding effectively to the factors that threaten the airline industry as a whole. We have attempted to return to sustained profitability by implementing $1.6 billion of annual cost-cutting and revenue-generating measures since 2002.

Many factors continue to threaten our ability to sustain our profitability. For example, competition from low-cost carriers in most of our domestic markets and our response to such competition is resulting in increased capacity and reduced yields in many of those markets. In addition, several of our domestic competitors have increased their international capacity, which is reducing yields and/or load factors in affected markets. The recent "open skies" agreement between the U.S. and the European Union, which becomes effective on March 30, 2008, could also result in increased competition from European and U.S. airlines in these international markets. Our ability to compete effectively in this new environment will depend in part on whether commercially viable operating slots and facilities are made available to us at London's Heathrow Airport.

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

High fuel prices continue to contribute to higher costs and diminished profitability. Although we have experienced some success raising ticket prices in response to higher fuel costs, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers. As of March 31, 2007, we had hedged approximately 35% and 10% of our projected fuel requirements for the second and third quarters of 2007, respectively, using a combination of petroleum swap contracts with a weighted average swap price of $66.08 per barrel, heating oil swap contracts with a weighted average swap price of $1.65 per gallon, and heating oil option contracts forming zero cost collars with a weighted average call price of $1.87 per gallon and a weighted average put price of $1.70 per gallon.

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

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the three months ended March 31 is as follows:
	2007	2006	Increase

Passengers (thousands) (1)	16,176	15,594	3.7%
Revenue passenger miles (millions) (2)	21,450	20,336	5.5%
Available seat miles (millions) (3)	27,250	26,117	4.3%
Passenger load factor (4)	78.7%	77.9%	0.8 pts.
Passenger revenue per available seat mile (cents)	10.62	10.27	3.4%
Average yield (cents) (5)	13.50	13.19	2.4%
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.

Results of Operations. We recorded net income of $22 million in the first quarter of 2007 as compared to a net loss of $66 million for the first quarter of 2006. We consider a key measure of our performance to be operating income, which was $64 million for the first quarter of 2007, as compared to $11 million for the first quarter of 2006. Significant components of our consolidated operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$3,179	$2,947	$232	7.9%
Operating Expenses	3,115	2,936	179	6.1%
Operating Income	64	11	53	481.8%
Nonoperating Income (Expense)	(42)	(51)	(9)	(17.6)%
Income Taxes	-	-	-	-
Cumulative Effect of Change in Accounting Principle	-	(26)	26	NM

Net Income (Loss)	$ 22	$ (66)	$ 88	NM

NM - Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the quarter ended March 31, 2007 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in First Quarter 2007 vs First Quarter 2006
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,295	3.3%	(0.7)%	4.1%
Trans-Atlantic	487	24.9%	14.3%	9.3%
Latin America	388	19.0%	14.4%	4.0%
Pacific	225	10.2%	10.5%	(0.3)%
Total Mainline	2,395	10.2%	5.3%	4.7%

Regional	500	(2.0)%	(3.3)%	1.4%

Total	2,895	7.9%	3.4%	4.3%

Cargo	107	-
Other	177	12.7%

Operating Revenue	$3,179	7.9%

Passenger revenue increased due to increased capacity and traffic and several fare increases. Consolidated RASM for the quarter increased year-over-year due to higher yields and load factors. The improved RASM reflects our actions taken to improve the mix of local versus flow traffic and reduce discounting, as well as stronger yields in the latter part of March 2007 related to pre-Easter traffic.

Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and rental income on aircraft leased to ExpressJet but not operated for us.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended March 31 (in millions, except percentage changes):
	2007	2006	Increase	% Increase

Wages, salaries and related costs	$ 726	$ 672	$ 54	8.0%
Aircraft fuel and related taxes	684	661	23	3.5%
Regional capacity purchase, net	430	415	15	3.6%
Aircraft rentals	248	245	3	1.2%
Landing fees and other rentals	193	185	8	4.3%
Distribution costs	161	160	1	0.6%
Maintenance, materials and repairs	144	127	17	13.4%
Depreciation and amortization	99	96	3	3.1%
Passenger services	90	82	8	9.8%
Special charges (credits)	11	(6)	17	NM
Other	329	299	30	10.0%
	$3,115	$2,936	$179	6.1%

Operating expenses increased 6.1% primarily due to the following:

  Wages, salaries and related costs increased primarily due to an increase of $20 million for profit sharing and on-time performance incentive expenses and an increase in employees necessary to support our growth. Additionally, stock-based compensation expense was $9 million higher in the first quarter of 2007 than in the comparable period of 2006 due to an increase in the accrual for profit based RSU awards to reflect a higher level of expected cumulative profit sharing, partially offset by the impact on expense for all RSU awards of a decrease in our common stock price at March 31, 2007 as compared to that at December 31, 2006.
  Aircraft fuel and related taxes increased due to an increase in flight activity. The average jet fuel price per gallon including related taxes decreased slightly from $1.90 in the first quarter of 2006 to $1.89 in the first quarter of 2007. Fuel expense in the first quarter of 2007 also includes a $14 million loss related to our fuel hedging program.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements plus a margin on ExpressJet's fuel expense up to a cap provided in the ExpressJet CPA and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net expense was higher in the first quarter of 2007 than in the corresponding quarter of 2006 due to a 1.4% increase in regional capacity.
  Maintenance, materials and repairs increased primarily due to a higher volume of scheduled airframe maintenance overhauls, which is driven by aircraft age. In addition, contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet.
  Other operating expenses increased primarily due to a greater number of international flights which resulted in increased air navigation fees and ground handling, security and related expenses.
  Special charges (credits) in the first quarter of 2007 consisted of a $5 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and a $6 million aircraft-related charge. Special charges (credits) in the first quarter of 2006 consisted of a $15 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired, a $14 million credit related to our officers' voluntary surrender of stock price based RSU awards and a $7 million credit attributable to a reduction of our allowance for future lease payments and return conditions on permanently grounded MD-80 aircraft.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies and gains from dispositions of investments. Total nonoperating income (expense) decreased $9 million in the first quarter of 2007 compared to the first quarter of 2006 due to the following:

  Net interest expense decreased $18 million primarily as a result of increased interest income on our higher cash balances.
  Income from other companies, which includes our equity in the earnings of Copa and Holdings and income related to our tax sharing agreement with Holdings, was $12 million lower in 2007 as compared to 2006 as a result of our reduced ownership interests in Holdings and Copa and a decrease in income recognized from our tax sharing agreement with Holdings.
  We recognized a gain of $7 million in the first quarter of 2007 related to the sale of substantially all of our shares of Holdings common stock.

Income Taxes. We did not record any income tax expense related to our pretax income in the first quarter of 2007 due to the utilization of book net operating losses for which we had not previously recognized a benefit. We did not record any income tax benefit related to our pretax loss in the first quarter of 2006 due to our determination that it was more likely than not that the deferred tax assets arising from our pretax loss would ultimately not be realized.

Cumulative Effect of Change in Accounting Principle. Stock price based RSU awards made pursuant to our Long-Term Incentive and RSU Program result in cash payments to our officers if specified increases in our stock price are achieved over multi-year performance periods. Prior to our adoption of SFAS 123R on January 1, 2006, we had recognized no liability or expense related to our stock price based RSU awards because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the stock price based RSU awards at that date, which reduced earnings by $26 million. Subsequently, on February 1, 2006, our officers voluntarily surrendered their vested stock price based RSU awards with a performance period ending March 31, 2006, resulting in a $14 million reduction of special charges.

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

Statistical Information. Certain statistical information for our segments' operations for the three months ended March 31 is as follows:
			Increase
	2007	2006	(Decrease)

Mainline Operations:
Passengers (thousands)	11,945	11,486	4.0%
Revenue passenger miles (millions)	19,090	18,018	5.9%
Available seat miles (millions)	24,124	23,035	4.7%
Passenger load factor	79.1%	78.2%	0.9 pts.
Cargo ton miles (millions)	254	263	(3.4)%

Passenger revenue per available seat mile (cents)	9.93	9.43	5.3%
Total revenue per available seat mile (cents)	11.14	10.63	4.8%
Average yield per revenue passenger mile (cents)	12.55	12.06	4.1%
Average fare per revenue passenger	$202.29	$191.29	5.8%

Cost per available seat mile, including special charges (credits) (cents) (1)	10.56	10.35	2.0%
Average price per gallon of fuel, including fuel taxes (cents)	189.48	190.43	(0.5)%
Fuel gallons consumed (millions)	361	347	4.0%

Actual aircraft in fleet at end of period	367	360	1.9%
Average length of aircraft flight (miles)	1,417	1,400	1.2%
Average daily utilization of each aircraft (hours)	11:10	10:42	4.3%

Regional Operations:
Passengers (thousands)	4,231	4,108	3.0%
Revenue passenger miles (millions)	2,360	2,318	1.8%
Available seat miles (millions)	3,126	3,082	1.4%
Passenger load factor	75.5%	75.2%	0.3 pts.
Passenger revenue per available seat mile (cents)	15.99	16.54	(3.3)%
Average yield per revenue passenger mile (cents)	21.19	22.00	(3.7)%
Actual aircraft in fleet at end of period	264	270	(2.2)%
  Includes special charges (credits) which represented 0.05 and (0.03) cents per available seat mile for the three months ended March 31, 2007 and 2006, respectively.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2007	2006	Increase	% Increase

Operating Revenue	$2,688	$2,448	$240	9.8%

Operating Expenses:
Wages, salaries and related costs	715	661	54	8.2%
Aircraft fuel and related taxes	684	661	23	3.5%
Aircraft rentals	169	169	-	-
Landing fees and other rentals	181	174	7	4.0%
Distribution costs	138	134	4	3.0%
Maintenance, materials and repairs	144	127	17	13.4%
Depreciation and amortization	96	93	3	3.2%
Passenger services	86	78	8	10.3%
Special charges (credits)	11	(6)	17	NM
Other	323	294	29	9.9%
	2,547	2,385	162	6.8%

Operating Income	$ 141	$ 63	$ 78	123.8%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$491	$499	$ (8)	(1.6)%

Operating Expenses:
Wages, salaries and related costs	11	11	-	-
Regional capacity purchase, net	430	415	15	3.6%
Aircraft rentals	79	76	3	3.9%
Landing fees and other rentals	12	11	1	9.1%
Distribution costs	23	26	(3)	(11.5)%
Depreciation and amortization	3	3	-	-
Passenger services	4	4	-	-
Other	6	5	1	20.0%
	568	551	17	3.1%

Operating Loss	$(77)	$(52)	$ 25	48.1%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.

The variances in specific line items for the regional segment are due to the growth in our regional operations and reflect generally the same factors discussed under consolidated results of operations. Capacity, as measured by available seat miles, for our regional operations increased by 1.4% in the first quarter of 2007 as compared to the first quarter of 2006.

Regional capacity purchase, net, was higher due to increased overall regional capacity, which includes new capacity provided by Chautauqua offset by reduced flying by ExpressJet. The net amounts consist of the following for the three months ended March 31 (in millions, except percentage changes):
			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Capacity purchase expenses	$414	$407	$ 7	1.7%
Fuel and fuel taxes in excess of cap (71.2 cents per gallon for ExpressJet; no cap for other carriers )	94	90	4	4.4%
Aircraft sublease income	(78)	(82)	(4)	(4.9)%

Regional capacity purchase, net	$430	$415	$15	3.6%

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2007, we had $2.6 billion in unrestricted cash, cash equivalents and short-term investments, which is $158 million higher than at December 31, 2006. At March 31, 2007, we also had $200 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash at December 31, 2006 totaled $265 million.

Sources and Uses of Cash

Operating Activities. Cash flows provided by operations for the three months ended March 31, 2007 were $299 million compared to $387 million in the same period in 2006. The decrease in cash flows provided by operations in 2007 compared to 2006 is primarily the result of $111 million of profit sharing paid to our employees and $100 million of higher contributions to our defined benefit pension plans, both of which occurred in the first quarter of 2007, partially offset by an increase in operating income and advance ticket sales associated with increased capacity.

Investing Activities. Cash flows used in investing activities for the three months ended March 31 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Capital expenditures	$(78)	$ (68)	$(10)
Purchase deposits paid in connection with future aircraft deliveries, net	(31)	(113)	82
Decrease (increase) in restricted cash, net	65	(4)	69
Proceeds from sale of Holdings shares	35	-	35
Other, net	5	31	(26)
	$ (4)	$(154)	$150

During the three months ended March 31, 2007, capital expenditures increased over the corresponding prior year period primarily due to infrastructure and equipment purchases and technology enhancements. Purchase deposits paid were lower as the result of pre-funding $103 million of purchase deposits on Boeing aircraft in the first quarter of 2006.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Net capital expenditures for the full year 2007 are expected to be $430 million, or $630 million after considering purchase deposits to be paid, net of purchase deposits to be refunded. Projected net capital expenditures for 2007 consist of $160 million of fleet expenditures, $215 million of non-fleet expenditures (primarily for ground service equipment and terminal enhancements) and $55 million for rotable parts and capitalized interest.

The decrease in restricted cash is the result of the return of $67 million cash collateral from our U.S. bank card processor, discussed in "Other Liquidity Matters" below.

In January 2007, we sold substantially all of our shares of Holdings common stock to third parties for cash proceeds of $35 million. We recognized a gain of $7 million in the first quarter of 2007 as a result of these sales. We contributed substantially all of the $35 million proceeds to our defined benefit pension plans in February 2007. We sold the remaining shares of Holdings common stock to third parties in April 2007 and no longer own any shares of Holdings common stock.

Financing Activities. Cash flows used in financing activities for the three months ended March 31 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Payments on long-term debt and capital lease obligations	$ (166)	$ (178)	$12
Proceeds from issuance of long-term debt	25	15	10
Proceeds from issuance of common stock pursuant to stock plans	8	14	(6)
	$(133)	$(149)	$16

Cash flows used in financing activities decreased due to lower repayments in the first quarter of 2007. In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007. Other payments on long-term debt during the first quarter of 2007 include pre-payments totaling $31 million which were due later in 2007 or in 2008. In March 2006, we elected to pre-pay $96 million of debt due in February 2007.

Proceeds from the issuance of long-term debt in the first quarter of 2007 relate to the refinancing of debt secured by three 737-500 aircraft. Proceeds from the issuance of long-term debt in the first quarter of 2006 relate to the funding of induction costs on five 757-300 aircraft that we leased from another carrier.

During the first quarter of 2007, we incurred $95 million of floating rate indebtedness pursuant to existing finance agreements secured by one 777-200ER aircraft that was delivered in March 2007. This indebtedness consists of $78 million of senior notes due in 2019 and $17 million of junior notes due in 2014. The loans bear interest at LIBOR plus a blended margin of approximately 1.9% per year. On April 16, 2007, we incurred pursuant to the same finance agreements an additional $95 million of floating rate indebtedness secured by our final 777-200ER aircraft on order, which was delivered on that day. This indebtedness has terms identical to that discussed above. The commitments under the finance agreements are now fully funded.

On April 10, 2007, we obtained financing for 30 of the next 39 Boeing 737 aircraft scheduled to be delivered in 2008 and the first quarter of 2009. The aircraft financed will be 12 737-800s and 18 737-900ERs. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates will be held in escrow by the trusts and not reported as debt on our consolidated balance sheet. As we take delivery of each aircraft, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make three semiannual interest payments on the certificates if a payment default occurs.

In addition, we have manufacturer backstop financing for up to 24 (depending on the model selected) of the 30 737 aircraft scheduled to be delivered in 2009. However, we do not have backstop financing or any other financing currently in place for the remaining six 737 aircraft on order, nor do we have backstop financing or any other financing for the 25 787 aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that sufficient financing will be available for our capital requirements other than the financing commitments we currently have in effect.

Other Liquidity Matters

Financeable Assets. At March 31, 2007, we had approximately $5.2 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interest in Copa, which had a market value of $225 million at March 31, 2007, is not pledged as collateral under any of our debt, although we are contractually limited in our ability to dispose of this asset prior to July 2008. We were in compliance with all debt covenants at March 31, 2007.

Credit Ratings. At March 31, 2007, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's. While Moody's recently upgraded our senior unsecured debt rating from Caa1, our credit ratings remain significantly below-investment grade. Although we obtained favorable terms in the April 2007 issuance of $1.1 billion in pass through certificates (discussed above under "Sources and Uses of Cash"), our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $151 million under our U.S. bank card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $24 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Bank Card Processing Agreement. Our U.S. bank card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $561 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility. During the first quarter of 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first quarter of 2007, we contributed $106 million to our defined benefit pension plans. We contributed an additional $30 million to our defined benefit pension plans on April 10, 2007. We estimate that contributions to our defined benefit pension plans will total approximately $320 million during 2007, significantly exceeding our minimum funding requirements of approximately $183 million during that calendar year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2006 Form 10-K except as follows:

Aircraft Fuel. As of March 31, 2007, we had hedged approximately 35% and 10% of our projected fuel requirements for the second and third quarters of 2007, respectively, using a combination of petroleum swap contracts with a weighted average swap price of $66.08 per barrel, heating oil swap contracts with a weighted average swap price of $1.65 per gallon, and heating oil option contracts forming zero cost collars with a weighted average call price of $1.87 per gallon and a weighted average put price of $1.70 per gallon. At March 31, 2007, the fair value of our fuel hedges was $25 million and is included in prepayments and other current assets in our consolidated balance sheet. We estimate that a 10% increase in the price of crude oil and heating oil at March 31, 2007 would increase the fair value related to the fuel hedges outstanding at that date by $27 million.

Foreign Currency. At March 31, 2007, we have forward contracts outstanding to hedge the following cash flows for the remainder of 2007:

  Approximately 47% of our projected British pound-denominated cash flows
  Approximately 18% of our projected euro-denominated cash flows
  Approximately 10% of our projected Canadian dollar-denominated cash flows

A uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at March 31, 2007 (in millions):
	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

British pound	$ 7	$15	$(8)
Euro	1	7	(6)
Canadian dollar	1	8	(7)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions. These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C. Eastern District of North Carolina) filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. Discovery has commenced. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remain in the two cases.

In each of these cases, we believe the plaintiffs' claims are without merit and we are vigorously defending the lawsuits. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Part I, Item 1A, "Risk Factors," of our 2006 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Form 10-K.

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

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors have announced aggressive plans to expand into international markets, including some destinations that we currently serve. Additionally, the recent "open skies" agreement between the U.S. and the European Union will become effective on March 30, 2008 and could result in increased competition from European and U.S. airlines in these international markets. Our ability to compete effectively in this new environment will depend in part on the availability to us of commercially viable operating slots and facilities at London's Heathrow Airport. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

Delta and Northwest are currently operating under bankruptcy protection, and other carriers could file for bankruptcy or threaten to do so to reduce their costs. US Airways and United Airlines have emerged from bankruptcy, and Delta and Northwest have announced their plans to emerge from bankruptcy in the second quarter of 2007. Carriers operating under bankruptcy protection may be in a position to operate in a manner adverse to us and could emerge from bankruptcy as more vigorous competitors with substantially lower costs than ours.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On April 16, 2007, we borrowed a total of $95 million under a senior loan agreement and subordinated loan agreement to finance a portion of the cost of acquiring a new Boeing model 777-200ER aircraft that was delivered to us the same day. We have entered into eight such senior loan agreements and eight such subordinated loan agreements to date under a senior loan finance agreement among the Company and a group of commercial lenders and a subordinated loan finance agreement among the Company and a group of financial institutions. The senior and subordinated loan finance agreements were entered into by the Company in July 2006 to provide for an aggregate of $394 million in debt financing to fund the acquisition of a total of six new Boeing model 737-800 aircraft in 2006 and two Boeing model 777-200ER aircraft in 2007.

We have now borrowed a total of $324 million under the eight senior loan agreements and $70 million under the eight subordinated loan agreements, for a total of $394 million. The commitments under the senior loan finance agreement and the subordinated loan finance agreement are now fully funded.

The loans are secured by mortgage and security agreements covering the applicable aircraft so financed. The loans bear interest at a floating rate equal to LIBOR plus a blended margin of approximately 1.9% per year. All of the senior loans secured by the six Boeing 737-800 aircraft will mature in July 2018 and all of the senior loans secured by the two Boeing 777-200ER aircraft will mature in January 2019. All of the subordinated loans have a term of approximately seven years. Each senior loan agreement for a particular aircraft contains cross default provisions to the subordinated loan agreement for that particular aircraft as well as to the senior loan agreements for the other aircraft, and each subordinated loan agreement contains similar cross default provisions. In addition, the loans are cross collateralized. The loan agreements contain customary events of default and remedies provisions for transactions of this nature, including provisions that entitle the lenders to accelerate their loans if we, among other things, fail to make scheduled payments of principal and interest after designated grace periods or if we were to file for bankruptcy.

Item 6. Exhibits.
3.1

Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006 - incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2006 (File no. 1-10323).

3.1(a)	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.
3.1(a)(i)

Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323).

3.1(b)

Certificate of Designation of Series B Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2000 (File no. 1-10323).

3.1(c)

Corrected Certificate of Designations of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323).

3.2	Bylaws of Continental, as amended through November 30, 2006 - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated November 29, 2006.
10.1	Supplemental Agreement No. 5, dated March 12, 2007, to Purchase Agreement No. 2484, dated December 29, 2004, between Continental and The Boeing Company. (1)
10.2

Note Purchase Agreement, dated as of April 10, 2007, among Continental, Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, Wells Fargo Bank Northwest, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent - incorporated by reference to Exhibit 4.18 to Continental's Current Report on Form 8-K, dated April 10, 2007 (file no. 1-10323).

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
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 19, 2007	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 19, 2007	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.
3.1

Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006 - incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2006 (File no. 1-10323).

3.1(a)	Certificate of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.
3.1(a)(i)

Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323).

3.1(b)

Certificate of Designation of Series B Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2000 (File no. 1-10323).

3.1(c)

Corrected Certificate of Designations of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323).

3.2	Bylaws of Continental, as amended through November 30, 2006 - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated November 29, 2006.
10.1	Supplemental Agreement No. 5, dated March 12, 2007, to Purchase Agreement No. 2484, dated December 29, 2004, between Continental and The Boeing Company. (1)
10.2

Note Purchase Agreement, dated as of April 10, 2007, among Continental, Wilmington Trust Company, as Trustee, Wilmington Trust Company, as Subordination Agent, Wells Fargo Bank Northwest, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent - incorporated by reference to Exhibit 4.18 to Continental's Current Report on Form 8-K, dated April 10, 2007 (file no. 1-10323).

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.