Form 10-Q
period 2007-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2007-07-19
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

__________

As of July 13, 2007, 97,833,713 shares of Class B common stock of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating Revenue:
Passenger (excluding fees and taxes of $391, $364, $737, and $679, respectively)	$3,396	$3,227	$6,291	$5,911
Cargo	109	112	216	218
Other	205	168	382	324
	3,710	3,507	6,889	6,453

Operating Expenses:
Wages, salaries and related costs	842	744	1,568	1,416
Aircraft fuel and related taxes	821	791	1,505	1,452
Regional capacity purchase, net	444	454	873	869
Aircraft rentals	248	248	496	493
Landing fees and other rentals	190	198	384	383
Distribution costs	176	178	337	338
Maintenance, materials and repairs	169	140	313	267
Depreciation and amortization	101	97	200	193
Passenger services	99	90	189	171
Special charges	7	10	18	3
Other	350	313	679	613
	3,447	3,263	6,562	6,198

Operating Income	263	244	327	255

Nonoperating Income (Expense):
Interest expense	(97)	(100)	(193)	(201)
Interest capitalized	6	5	11	9
Interest income	41	31	77	55
Income from other companies	5	17	10	34
Gain on disposition of ExpressJet Holdings shares	-	-	7	-
Other, net	14	1	15	6
	(31)	(46)	(73)	(97)

Income before Income Taxes and Cumulative Effect of Change in Accounting Principle	232	198	254	158

Income Taxes	(4)	-	(4)	-

Income before Cumulative Effect of Change in Accounting Principle	228	198	250	158

Cumulative Effect of Change in Accounting Principle	-	-	-	(26)

Net Income	$ 228	$ 198	$ 250	$ 132

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Earnings per Share:
Basic:
Income before Cumulative Effect of Change in Accounting Principle	$ 2.35	$ 2.24	$ 2.60	$ 1.82
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.30)
Net Income	$ 2.35	$ 2.24	$ 2.60	$ 1.52

Diluted:
Income before Cumulative Effect of Change in Accounting Principle	$ 2.03	$ 1.84	$ 2.26	$ 1.55
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.24)
Net Income	$ 2.03	$ 1.84	$ 2.26	$ 1.31

Shares Used for Computation:
Basic	97	89	96	88
Diluted	115	111	115	110

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	June 30,	December 31,	June 30,
ASSETS	2007	2006	2006
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,745	$ 2,123	$ 2,202
Short-term investments	431	361	270
Total unrestricted cash, cash equivalents and short-term investments	3,176	2,484	2,472

Restricted cash	202	265	248
Accounts receivable, net	758	582	687
Spare parts and supplies, net	256	217	208
Deferred income taxes	187	165	171
Prepayments and other	499	416	461
Total current assets	5,078	4,129	4,247

Property and Equipment:
Owned property and equipment:
Flight equipment	7,169	6,973	6,786
Other	1,489	1,430	1,376
	8,658	8,403	8,162
Less: Accumulated depreciation	2,655	2,539	2,441
	6,003	5,864	5,721

Purchase deposits for flight equipment	246	183	234

Capital leases	298	303	335
Less: Accumulated amortization	87	87	112
	211	216	223
Total property and equipment, net	6,460	6,263	6,178

Routes	484	484	484
Airport operating rights, net	113	120	127
Investment in other companies	62	81	131
Intangible pension asset	-	-	60
Other assets, net	246	231	219

Total Assets	$12,443	$11,308	$11,446

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2007	2006	2006
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 483	$ 574	$ 766
Accounts payable	1,204	1,076	1,084
Air traffic and frequent flyer liability	2,421	1,712	2,104
Accrued payroll	245	233	225
Accrued other liabilities	317	360	308
Total current liabilities	4,670	3,955	4,487

Long-Term Debt and Capital Leases	4,767	4,859	4,626

Deferred Income Taxes	187	165	171

Accrued Pension Liability	985	1,149	927

Accrued Retiree Medical Benefits	221	203	41

Other	663	630	610

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 97,683,412, 91,816,121 and 114,685,100 issued	1	1	1
Additional paid-in capital	1,580	1,370	1,693
Retained earnings (accumulated deficit)	239	(11)	538
Accumulated other comprehensive loss	(870)	(1,013)	(507)
Treasury stock - 0, 0 and 25,489,506 shares, at cost	-	-	(1,141)
Total stockholders' equity	950	347	584
Total Liabilities and Stockholders' Equity	$ 12,443	$ 11,308	$ 11,446

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)
	Six Months Ended June 30,
	2007		2006

Net Cash Provided by Operations	$	$ 968	$ 978

Cash Flows from Investing Activities:
Capital expenditures		(155)	(163)
Sale (purchase) of short-term investments, net		(70)	(36)
Purchase deposits paid in connection with future aircraft deliveries, net		(62)	(128)
Decrease (increase) in restricted cash, net		63	(7)
Proceeds from sale of ExpressJet Holdings shares, net		35	-
Proceeds from dispositions of property and equipment		7	11
Net cash used in investing activities		(182)	(323)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(213)	(556)
Proceeds from issuance of long-term debt		25	336
Proceeds from issuance of common stock pursuant to stock plans		24	43
Other		-	1
Net cash used in financing activities		(164)	(176)

Net Increase in Cash and Cash Equivalents		622	479

Cash and Cash Equivalents - Beginning of Period		2,123	1,723

Cash and Cash Equivalents - End of Period		$2,745	$2,202

Investing and Financing Activities Not Affecting Cash:
Common stock issued upon conversion of 4.5% Convertible Notes		$ 170	$ -
Property and equipment acquired through the issuance of debt		$ 190	$ -

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator:
Numerator for basic earnings per share - net income	$228	$198	$250	$132
Effect of dilutive securities - interest expense on:
5% Convertible Notes	2	2	3	3
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	3	2	5	5
4.5% Convertible Notes	-	2	1	3
Numerator for diluted earnings per share - net income after assumed conversions	$ 233	$ 204	$ 259	$ 143

Denominator:
Denominator for basic earnings per share - weighted-average shares	97	89	96	88
Effect of dilutive securities:
5% Convertible Notes	9	9	9	9
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	4	4	4	4
4.5% Convertible Notes	-	5	1	5
Employee stock options	5	4	5	4
Dilutive potential common shares	18	22	19	22
Denominator for diluted earnings per share - weighted-average shares after assumed conversions	115	111	115	110

The adjustments to net income to determine the numerator for diluted earnings per share are net of the related effect of profit sharing and income taxes.

Approximately one million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for each of the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2006 because the options' exercise prices were greater than the average market price of the common shares during the relevant period or the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of June 30, 2007, we owned or leased 368 mainline jets and 274 regional jets. All mainline jets are operated exclusively by us. Of the 274 regional jets that we own or lease, 208 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet") and operated on our behalf under a capacity purchase agreement with ExpressJet (the "ExpressJet CPA"). The remaining 66 regional aircraft are subleased to ExpressJet, but are not operated on our behalf and, accordingly, are not included in the operating fleet table below. Additionally, our regional operating fleet includes 49 regional aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements. See Note 9 for a discussion of our regional capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of June 30, 2007:
				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline:
777-200ER	20	8	12
767-400ER	16	14	2
767-200ER	10	9	1
757-300	17	9	8
757-200	41	13	28
737-900	12	8	4
737-800	105	32	73
737-700	36	12	24
737-500	63	15	48
737-300	48	20	28
Total mainline	368	140	228

Regional:
ERJ-145XR	63	-	63	-
ERJ-145	131	18	97	16
ERJ-135	30	-	30	-
CRJ200LR	19	-	-	19
Q200	4	-	-	4
Beech1900	10	-	-	10
Total regional	257	18	190	49

Total	625	158	418	49

Fleet Activity. During the first half of 2007, we took delivery of, and placed into service, two new 777-200ER aircraft. Although we did not take delivery of any new regional aircraft, we began regional service with a third party who is operating 35 of its aircraft on our behalf. We also removed 64 regional aircraft from the ExpressJet CPA and we are now subleasing such aircraft to ExpressJet outside the scope of the ExpressJet CPA.

Firm Order and Option Aircraft. On June 13, 2007, we ordered four additional 737 aircraft from The Boeing Company ("Boeing") and moved six existing Boeing 737 deliveries from 2009 to 2010. As of June 30, 2007, we had firm commitments for 89 new aircraft (64 Boeing 737 aircraft and 25 Boeing 787 aircraft), with an estimated aggregate cost of $5.1 billion including related spare engines. We are scheduled to take delivery of the 89 firm order Boeing aircraft between 2008 and 2013. In addition to our firm order aircraft, we have options to purchase a total of 92 additional Boeing aircraft. On July 18, 2007, we signed an agreement with Boeing to accelerate three of our existing 737-900ER deliveries from the first quarter of 2009 to the second half of 2008.

On July 18, 2007, we entered into an agreement providing for our sale of ten Boeing 737-500 aircraft owned by us to TRANSAERO Airlines of Russia, with delivery dates during the period from October 2007 through November 2008. We will operate each aircraft until shortly before its delivery date. This transaction is subject to customary closing conditions, some of which are outside our control, and we cannot give any assurances that the closing of the transaction will occur. We are also in discussions with another foreign entity regarding the sale of an additional five Boeing 737-500 aircraft for delivery during the period from December 2007 through December 2008. Based on this transaction and these discussions, we do not believe that there is any impairment of these aircraft.

On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We expect to apply the financing to 30 of the 33 Boeing 737 aircraft scheduled to be delivered in 2008, although we may instead choose to substitute certain Boeing 737 aircraft scheduled to be delivered in the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates will initially be held in escrow by the trusts and not reported as debt on our consolidated balance sheet because the proceeds held by the trusts are not our assets and interest earned on the proceeds as well as any unused proceeds will be distributed by the trusts directly to the certificate holders. As we take delivery of each aircraft, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make three semiannual interest payments on the certificates if a default in the payment of interest occurs.

We have manufacturer backstop financing for up to 22 (depending on the model selected) of the 24 Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for the remaining 12 Boeing 737 aircraft on order, nor do we have backstop financing or any other financing for the 25 Boeing 787 aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

NOTE 4 - LONG-TERM DEBT

In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

During the first half of 2007, we incurred $190 million of floating rate indebtedness pursuant to existing finance agreements secured by two 777-200ER aircraft that were delivered in March and April 2007. This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014. The loans bear interest at the London Interbank Offered Rate ("LIBOR") plus a blended margin of approximately 1.9% per year. The commitments under these finance agreements are now fully funded.

Maturities. Maturities of long-term debt due before December 31, 2007 and for the next four years are as follows (in millions):
July 1, 2007 through December 31, 2007	$ 183
Year ending December 31,
2008	652
2009	496
2010	639
2011	1,014

NOTE 5 - STOCK PLANS AND AWARDS

Restricted Stock Units. We currently have three outstanding awards of Restricted Stock Units ("RSUs") granted under our Long-Term Incentive and RSU Program: (1) stock price based RSU awards granted in 2004 with a performance period ending December 31, 2007, (2) profit based RSU awards granted in 2006 with a performance period ending December 31, 2009 and (3) profit based RSU awards granted in 2007 with a performance period ending December 31, 2009.

During the first half of 2007, we issued 637,500 profit based RSU awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-sharing based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing under our enhanced employee profit sharing program during the period from January 1, 2007 through December 31, 2009, and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target will generally be made in one-third annual increments to participants who remain continuously employed by us through each payment date. Payments also are conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance of $2.0 billion at the end of the fiscal year preceding the date any payment is made. If we do not achieve the cash target applicable to a payment date, the payment will be deferred until the next payment date (March 31 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-sharing based performance target. Depending on the level of cumulative employee profit sharing achieved, the payment percentage for these awards can range from 0% to 200% of the underlying profit based RSU award.

We account for the profit based RSU awards as liability awards. Once it is probable that a profit-sharing based performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock. As of June 30, 2007, we have not concluded that it is probable that we will achieve any of the performance targets set for the profit based RSU awards granted in 2007. Accordingly, we have recognized no expense for those awards through June 30, 2007.

During the three months ended June 30, 2007, we concluded that it is probable that, prior to December 31, 2009, the end of the performance period for the profit based RSU awards granted in 2006, we will achieve the highest performance target set for those awards. As a result, we recorded wages, salaries and related costs of $30 million ($0.31 per basic share and $0.26 per diluted share) in the second quarter of 2007 to recognize the cumulative expense associated with the probable achievement of the higher performance target from the date the awards were issued through June 30, 2007.

Cumulative Effect of Change in Accounting Principle. We adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R") effective January 1, 2006. Upon adoption, we recognized a cumulative effect of change in accounting principle to record our liability related to our outstanding stock price based RSU awards at that date, reducing earnings $26 million ($0.30 per basic share and $0.24 per diluted share).

On February 1, 2006, in light of the sacrifices made by their co-workers in connection with pay and benefit cost reduction initiatives, our officers voluntarily surrendered their stock price based RSU awards for the performance period ending March 31, 2006, which had vested during the first quarter of 2006 and otherwise would have paid out a total of $23 million at the end of March 2006. Of the $26 million total cumulative effect of change in accounting principle recorded on January 1, 2006, $14 million related to the surrendered awards. Accordingly, upon surrender, we reported the reversal of the $14 million as a credit to special charges in our statement of operations during the first quarter of 2006. The remaining $12 million of the cumulative effect of change in accounting principle was related to stock price based RSU awards with a performance period ending December 31, 2007, which were not surrendered.

SFAS 123R Expense. Excluding the cumulative effect of change in accounting principle and the credit to special charges discussed above, total stock-based compensation expense related to SFAS 123R included in wages, salaries and related costs was $41 million, $15 million, $67 million and $32 million for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had $127 million of compensation cost that had not yet been recognized attributable to future service requirements related to profit based RSU awards with performance targets that are probable of being achieved, unvested employee stock options and stock price based RSU awards. This amount will be recognized as expense over a weighted-average period of 1.8 years.

NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive income included the following (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$228	$198	$250	$132

Other comprehensive income:
Unrealized net gain (loss) on derivative instruments	(20)	(3)	23	4
Items related to employee benefit plans:
Increase in net actuarial gains	111	-	70	-
Amortization of net actuarial losses	17	-	35	-
Amortization of prior service cost	8	-	15	-
Decrease in additional minimum pension liability	-	136	-	164
Comprehensive income adjustments	116	133	143	168

Total comprehensive income	$ 344	$ 331	$ 393	$ 300

We adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 and 106 and 132(R)" ("SFAS 158"), on December 31, 2006. Under SFAS 158, unrecognized prior service cost and actuarial (gains) losses related to our defined benefit pension and retiree medical benefits plans are recorded in accumulated other comprehensive loss. Prior to December 31, 2006, these amounts were not recorded on our consolidated balance sheet and an additional minimum pension liability was recorded when necessary.

NOTE 7 - EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):
	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$ 15	$ 15	$ 31	$ 30	$ 3	$ 3	$ 5	$ 6
Interest cost	40	37	79	74	3	4	6	7
Expected return on plan assets	(34)	(31)	(67)	(62)	-	-	-	-
Amortization of net actuarial loss	17	17	35	35	-	-	-	-
Amortization of prior service cost	3	2	5	4	5	4	10	8
Net periodic benefit expense	41	40	83	81	11	11	21	21
Settlement charge (included in special charges)	7	14	12	29	-	-	-	-

Net benefit expense	$ 48	$ 54	$ 95	$110	$11	$11	$21	$21

During the first half of 2007, we contributed $136 million to our defined benefit pension plans. We contributed an additional $75 million to our defined benefit pension plans in July 2007. We expect to contribute more than $325 million to our defined benefit pension plans during 2007, significantly exceeding our minimum funding requirements of $187 million during the current calendar year.

We recorded non-cash settlement charges totaling $7 million, $14 million, $12 million and $29 million in the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired during each respective period. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

NOTE 8 - SPECIAL CHARGES

Special charges were as follows (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Pension settlement charges (see Note 7)	$7	$14	$12	$ 29
Aircraft-related charges (credits)	-	(4)	6	(12)
Surrender of stock price based RSU awards (see Note 5)	-	-	-	(14)

Special charges	$7	$10	$18	$ 3

NOTE 9 - REGIONAL CAPACITY PURCHASE AGREEMENTS

Presentation in Statements of Operations. Expenses related to our capacity purchase agreements are reported as regional capacity purchase, net, in our consolidated statements of operations. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net, includes all fuel expense on flights operated for us under capacity purchase agreements plus, in the case of the ExpressJet CPA, a margin on ExpressJet's fuel expense on flights flown for us up to a cap provided in the ExpressJet CPA and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft leased to ExpressJet and flown for us.

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

The withdrawal of the 69 aircraft began in December 2006 and is expected to be completed in August 2007. As of June 30, 2007, 66 aircraft have been withdrawn. Under the ExpressJet CPA, ExpressJet has the option to fly any of the withdrawn aircraft it retains either for another airline or under ExpressJet's own flight designator code (in either case subject to its ability to obtain facilities, such as gates, ticket counters, hold rooms and other operations-related facilities, and subject to its agreement with us prohibiting ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the ExpressJet CPA). So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in the ExpressJet CPA) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions.

In accordance with the ExpressJet CPA, ExpressJet has agreed to meet with us each year to review and set the block hour rates to be paid in the following year, in each case based on the methodology used to set the original block hour rates (including an initial 10% targeted operating margin). If we and ExpressJet cannot come to an agreement on these block hour rates, the ExpressJet CPA provides that the disagreement will be submitted to arbitration. We have been unable to reach an agreement on 2007 rates and have entered into binding arbitration. The arbitration hearing was completed on July 7, 2007, and we expect that the arbitration panel will render its decision in the next few weeks. Until the decision is rendered, we will recognize current year expense based on 2006 rates. We do not believe that the outcome of the arbitration will have a material adverse effect on our results of operations, financial condition or liquidity.

Chautauqua. In July 2006, we selected Chautauqua Airlines, Inc. ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings Inc., to provide and operate forty-four 50-seat regional jets as a Continental Express carrier to be phased in during 2007 under a new capacity purchase agreement (the "Chautauqua CPA"). As of June 30, 2007, 35 aircraft are being flown by Chautauqua for us. Under the Chautauqua CPA, we schedule and market all of our Continental Express regional jet service provided by Chautauqua. The Chautauqua CPA requires us to pay a fixed fee to Chautauqua, subject to specified reconciliations and annual escalations, for its operation of the aircraft. Chautauqua supplies the aircraft it operates under the agreement. The Chautauqua CPA has a five-year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 24 aircraft, subject to the renewal terms of the related aircraft lease.

Colgan. In February 2007, we selected Pinnacle Airlines Corp.'s subsidiary Colgan Air, Inc. ("Colgan") to operate fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from Newark Liberty International Airport ("New York Liberty") starting in early 2008. Colgan will operate the flights as a Continental Connection carrier under a new capacity purchase agreement. Colgan will supply the aircraft that it will operate under the agreement. The agreement has a ten-year term.

NOTE 10 - INVESTMENT IN OTHER COMPANIES

Copa. At June 30, 2007, we held 4.4 million shares of Copa Holdings, S.A. ("Copa") Class A common stock with a carrying value of $56 million and a market value of $294 million. This investment represents a 10% interest in Copa.

Holdings. In January 2007, we sold substantially all of our shares of ExpressJet Holdings, Inc. ("Holdings"), the parent company of ExpressJet, common stock to third parties for cash proceeds of $35 million. We recognized a gain of $7 million in the first quarter of 2007 as a result of these sales. We sold the remaining shares of Holdings common stock in April 2007 and no longer own any shares of Holdings common stock.

ARINC Incorporated. On July 3, 2007, six major air carriers, including us, collectively holding more than 90% of the common stock of ARINC Incorporated ("ARINC"), entered into a definitive agreement to sell all of such ARINC common stock to an affiliate of The Carlyle Group, a global private equity firm. ARINC develops and operates communications and information processing systems and provides systems engineering and other services to the aviation industry and other industries. Our investment in ARINC has no carrying value.

The transaction is expected to close no later than October 31, 2007, subject to regulatory approval and other customary closing conditions. Many of these conditions are outside of our control, and we cannot give any assurances that the closing of the transaction will occur. Upon closing, we expect to receive cash proceeds of approximately $30 million.

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

Financial information by business segment is set forth below (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating Revenue:
Mainline	$3,130	$2,890	$5,818	$5,337
Regional	580	617	1,071	1,116
Total Consolidated	$3,710	$3,507	$6,889	$6,453

Operating Income (Loss):
Mainline	$ 272	$ 223	$ 414	$ 285
Regional	(9)	21	(87)	(30)
Total Consolidated	$ 263	$ 244	$ 327	$ 255

Net Income (Loss):
Mainline	$ 241	$ 179	$ 342	$ 166
Regional	(13)	19	(92)	(34)
Total Consolidated	$ 228	$ 198	$ 250	$ 132

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $146 million at June 30, 2007 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at June 30, 2007 in the amount of $53 million. These letters of credit and performance bonds have expiration dates through September 2008.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At June 30, 2007, we had $1.3 billion of floating rate debt and $302 million of fixed rate debt, with remaining terms of up to 11 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.4 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $32 million at June 30, 2007.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Bank Card Processing Agreement. Our U.S. bank card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of at least Caa3 as rated by Moody's and CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $684 million of cash collateral, which would materially adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under that facility. During the first quarter of 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Employees. As of June 30, 2007, we had approximately 43,300 full-time equivalent employees. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 43% of our employees are represented by unions. None of our collective bargaining agreements becomes amendable before December 2008.

Environmental Matters.  In 2001, the California Regional Water Quality Control Board ("CRWQCB") mandated a field study of the area surrounding our aircraft maintenance hangar in Los Angeles. The study was completed in September 2001 and identified jet fuel and solvent contamination on and adjacent to this site. In April 2005, we began environmental remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a workplan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports. Additionally, we could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site.

In 1999, we purchased property located near our New York Liberty hub in Elizabeth, New Jersey from Honeywell International, Inc. ("Honeywell") with certain environmental indemnification obligations by us to Honeywell. We did not operate the facility located on or make any improvements to the property. In 2005, we sold the property to Catellus Commercial Group, LLC ("Catellus") and in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us. On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property. In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions, Inc. relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act. We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to this matter. Honeywell's liability with respect to releases from the property into the Newark Bay Study Area, if any, and our potential indemnification obligation, if any, remain under review, but cannot be determined at this time. We have sought indemnification from Catellus to the full extent to which we may be required to indemnify Honeywell and, although we are in discussions with Catellus regarding such indemnification, Catellus has not yet agreed that it is required to indemnify us with respect to this matter.

At June 30, 2007, we have a reserve for estimated costs of environmental remediation throughout our system of $39 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We do not have any receivables related to environmental insurance recoveries at June 30, 2007. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

On June 7, 2007, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Continental infringes certain patents relating to automated telephone call processing systems. The plaintiff is seeking unspecified monetary damages, trebling of damages based on alleged willful infringement, attorney's fees and injunctive relief. On June 20, 2007, the case, which includes numerous other defendants, was transferred to the United States District Court for the Central District of California for consolidated or coordinated pretrial proceedings. We believe the plaintiff's claims are without merit and we are vigorously defending this lawsuit. Although this lawsuit is currently in the initial pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made, a final adverse court decision awarding substantial money damages or imposing material restrictions on our ability to operate our existing automated telephone call processing systems could have a material adverse effect on our results of operations, financial condition or liquidity.

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

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2006. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,700 daily departures. As of June 30, 2007, we served 131 domestic and 128 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found at our website, continental.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

Second Quarter Financial Highlights

  Passenger revenue grew 5.2% during the second quarter of 2007 as compared to the second quarter of 2006 due to more flights, higher load factors and an increase in international fares.
  Operating income increased $19 million during the second quarter of 2007 as compared to the second quarter of 2006 due to increased operating revenue.
  Unrestricted cash, cash equivalents and short-term investments totaled $3.2 billion at June 30, 2007.

Second Quarter Operational Highlights

  Traffic increased 5.4% and capacity increased 4.7% during the second quarter of 2007 as compared to the second quarter of 2006, resulting in a consolidated load factor of 83.2%, 0.5 points above the prior year second quarter consolidated load factor.
  We posted a mainline completion factor of 99.4% and a U.S. Department of Transportation on-time arrival rate of 72.2%.

  We took delivery of our 20th Boeing 777 aircraft.
  We began nonstop flights between New York Liberty and Athens, Greece in June 2007.

Outlook

We currently intend to grow our mainline capacity approximately 5% in 2007 and between 3% and 4% in 2008. We are targeting mainline capacity growth of between 5% and 7% annually thereafter, although actual growth may differ from these targets in any given year. We have reduced our estimated mainline capacity growth for 2008 primarily due to our intention to sell up to 15 Boeing 737-500 aircraft. Our expected capacity growth for 2007 includes our commencement of nonstop flights between New York Liberty and Mumbai, India in October 2007. We also plan to inaugurate service from our Houston hub to London's Heathrow Airport on March 30, 2008, subject to government approval and our obtaining commercially viable operating slots and facilities at Heathrow Airport.

Although we were profitable during 2006 and the first half of 2007, we had previously suffered substantial losses following September 11, 2001. Our ability to sustain our profitability depends on, among other factors, continuing our efforts to implement and maintain a more competitive cost structure, continuing our profitable international growth and responding effectively to the factors that threaten the airline industry as a whole. We have attempted to return to sustained profitability by implementing $1.6 billion of annual cost-cutting and revenue-generating measures since 2002.

Many factors continue to threaten our ability to sustain our profitability. For example, competition in most of our domestic markets from low-cost carriers, as well as new carriers such as Virgin America (which is expected to begin service in August 2007), and our response to such competition continue to result in increased capacity and reduced yields in many of those markets. In addition, several of our domestic competitors have increased their international capacity, resulting in lower yield and/or load factor growth rates in affected markets. The recent "open skies" agreement between the U.S. and the European Union, which becomes effective on March 30, 2008, could also result in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers. In addition, Air France-KLM, Delta Air Lines and Northwest Airlines have filed for anti-trust immunity for a new trans-Atlantic joint venture and also to coordinate with Alitalia and CSA Czech Airlines. Our ability to compete effectively in this new environment will depend in part on whether we are able to obtain commercially viable operating slots and facilities at London's Heathrow Airport.

We are also facing stronger competition from carriers that have emerged from bankruptcy, including Delta Air Lines, Northwest Airlines, US Airways and United Airlines. Carriers typically emerge from bankruptcy with substantially lower costs than ours achieved by cost reductions through, among other things, reducing or discharging debt, lease and pension obligations and reducing wages and benefits.

High fuel prices continue to increase our costs and diminish our profitability. Although we experienced some success raising ticket prices in response to higher fuel costs, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers. As of June 30, 2007, we had hedged approximately 30% and 10% of our projected fuel requirements for the third and fourth quarters of 2007, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.04 per gallon and a weighted average put price of $1.87 per gallon.

Additionally, our ability to sustain our profitability could be adversely affected by additional terrorist attacks, or the fear of such attacks, or other international hostilities. The terrorist plot discovered in August 2006 targeting multiple airlines elevated concerns about future terrorist attacks and resulted in the imposition by the Transportation Security Administration and foreign security authorities of additional security measures significantly restricting the contents of carry on baggage. These elevated concerns and baggage restrictions temporarily reduced the number of customer bookings on certain routes, including bookings by high-yield business travelers for whom the ability to carry on baggage is an important service amenity, and the baggage restrictions continue to result in a greater number of checked bags, increasing our costs.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the three months ended June 30 is as follows:
	2007	2006	Increase (Decrease)

Passengers (thousands) (1)	18,120	17,596	3.0%
Revenue passenger miles (millions) (2)	24,623	23,367	5.4%
Available seat miles (millions) (3)	29,592	28,259	4.7%
Passenger load factor (4)	83.2%	82.7%	0.5 pts.
Passenger revenue per available seat mile (cents)	11.48	11.42	0.5%
Average yield (cents) (5)	13.79	13.81	(0.1)%
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.

Results of Operations. We recorded net income of $228 million in the second quarter of 2007 as compared to net income of $198 million for the second quarter of 2006. We consider a key measure of our performance to be operating income, which was $263 million for the second quarter of 2007, as compared to $244 million for the second quarter of 2006. Significant components of our consolidated operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$3,710	$3,507	$203	5.8%
Operating Expenses	3,447	3,263	184	5.6%
Operating Income	263	244	19	7.8%
Nonoperating Income (Expense)	(31)	(46)	(15)	(32.6)%
Income Taxes	(4)	-	(4)	NM

Net Income	$ 228	$ 198	$ 30	15.2%

NM - Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the quarter ended June 30, 2007 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in Second Quarter 2007 vs Second Quarter 2006
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,517	3.5%	(2.5)%	6.1%
Trans-Atlantic	689	20.9%	8.1%	11.8%
Latin America	377	9.1%	8.7%	0.3%
Pacific	236	8.8%	7.8%	1.0%
Total Mainline	2,819	8.5%	2.2%	6.1%

Regional	577	(8.4)%	(2.7)%	(5.8)%

Total	3,396	5.2%	0.5%	4.7%

Cargo	109	(2.7)%
Other	205	22.0%

Operating Revenue	$3,710	5.8%

Passenger revenue increased due to increased traffic and several fare increases. Consolidated RASM for the quarter increased year-over-year due to higher load factors and our actions taken to improve the mix of local versus flow traffic and reduce discounting. Consolidated RASM was adversely affected by our reduction in regional flying, which historically has had significantly higher RASM than our mainline flying.

Other revenue increased due to $22 million of rental income on aircraft leased to ExpressJet but not operated for us during the second quarter of 2007 and higher revenue associated with sales of mileage credits in our OnePass frequent flyer program. As of June 30, 2007, 66 aircraft leased to ExpressJet have been withdrawn from the ExpressJet CPA.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended June 30 (in millions, except percentage changes):
	2007	2006	Increase (Decrease)	% Increase (Decrease)

Wages, salaries and related costs	$ 842	$ 744	$ 98	13.2%
Aircraft fuel and related taxes	821	791	30	3.8%
Regional capacity purchase, net	444	454	(10)	(2.2)%
Aircraft rentals	248	248	-	-
Landing fees and other rentals	190	198	(8)	(4.0)%
Distribution costs	176	178	(2)	(1.1)%
Maintenance, materials and repairs	169	140	29	20.7%
Depreciation and amortization	101	97	4	4.1%
Passenger services	99	90	9	10.0%
Special charges	7	10	(3)	NM
Other	350	313	37	11.8%
	$3,447	$3,263	$184	5.6%

Operating expenses increased 5.6% primarily due to the following:

  Wages, salaries and related costs increased primarily due to the hiring of additional employees necessary to support our growth and an increase of $30 million for profit sharing and on-time performance incentive expenses. Additionally, stock-based compensation expense was $26 million higher in the second quarter of 2007 than in the comparable period of 2006, primarily due to an increase in the accrual for profit based RSU awards granted in 2006 to reflect a higher probable level of expected cumulative profit sharing for the performance period, partially offset by the impact on expense for all RSU awards of a decrease in our common stock price at June 30, 2007 as compared to that at December 31, 2006.
  Aircraft fuel and related taxes increased due to an increase in flight activity. The average jet fuel price per gallon including related taxes decreased slightly from $2.11 in the second quarter of 2006 to $2.08 in the second quarter of 2007. Fuel expense includes gains related to our fuel hedging program of $14 million in the second quarter of 2007, compared to hedging gains of $9 million in the second quarter of 2006.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements plus, in the case of the ExpressJet CPA, a margin on ExpressJet's fuel expense up to a cap provided in the ExpressJet CPA and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consist of the following for the three months ended June 30 (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Capacity purchase expenses	$392	$422	$(30)	(7.1)%
Fuel and fuel taxes in excess of cap (71.2 cents per gallon for ExpressJet; no cap for other carriers)	118	115	3	2.6%
Aircraft sublease income	(66)	(83)	(17)	(20.5)%

Regional capacity purchase, net	$444	$454	$(10)	(2.2)%

The net expense was lower in the second quarter of 2007 than in the corresponding quarter of 2006 due to a 5.8% decrease in regional capacity, which includes new capacity provided by Chautauqua more than offset by reduced flying by ExpressJet. Additionally, aircraft sublease income was lower in the second quarter of 2007 than in the second quarter of 2006, reflecting the withdrawal of aircraft from the ExpressJet CPA. Sublease income on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA is recorded as other revenue.

We have been unable to reach an agreement with ExpressJet on 2007 block hour rates and have entered into binding arbitration. The arbitration hearing was completed on July 7, 2007, and we expect that the arbitration panel will render its decision in the next few weeks. Until the decision is rendered, we will recognize current year expense based on 2006 rates.

  Maintenance, materials and repairs increased primarily due to the mix of heavy maintenance events, which is driven by aircraft age and timing of the maintenance life cycle. In addition, higher engine maintenance costs were driven by increase in flight activity and by contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet.
  Other operating expenses increased primarily due to a greater number of international flights which resulted in increased air navigation fees and ground handling, security and related expenses.
  Special charges in the second quarter of 2007 consisted of a $7 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired. Special charges in the second quarter of 2006 consisted of a $14 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and a $4 million credit attributable to a reduction of our allowance for future lease payments and return conditions on permanently grounded MD-80 aircraft following negotiated settlements with aircraft lessors.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies, gains from dispositions of investments and any ineffectiveness of our derivative financial instruments. Total nonoperating income (expense) decreased $15 million in the second quarter of 2007 compared to the second quarter of 2006 due to the following:

  Net interest expense decreased $14 million primarily as a result of increased interest income on our higher cash balances.
  Income from other companies, which includes our equity in the earnings of Copa in 2007 and 2006 and equity in the earnings of Holdings and income related to our tax sharing agreement with Holdings in 2006, was $12 million lower in 2007 as compared to 2006 as a result of our reduced ownership interests in Holdings and Copa and a decrease in income recognized from our tax sharing agreement with Holdings.
  Hedge ineffectiveness gains related to our fuel hedges outstanding at June 30, 2007 totaled $10 million during the second quarter of 2007. This ineffectiveness arises because our heating oil collars have experienced a relatively higher increase in value than the jet fuel being hedged. Hedge ineffectiveness gains in the second quarter of 2006 totaled $4 million.

Income Taxes. Income tax expense in the second quarter of 2007 is attributable to the federal Alternative Minimum Tax and state and foreign income taxes. We did not otherwise record any income tax expense related to our pretax income in the second quarter of 2007 or 2006 due to the utilization of book net operating losses for which we had not previously recognized a benefit.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using jets with a capacity of greater than 100 seats while the regional segment currently consists of flights with a capacity of 50 or fewer seats. The regional segment is operated primarily by ExpressJet and Chautauqua through capacity purchase agreements. Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts, and are responsible for setting prices and selling all of the related seat inventory. In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas. Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Statistical Information. Certain statistical information for our segments' operations for the three months ended June 30 is as follows:
			Increase
	2007	2006	(Decrease)

Mainline Operations:
Passengers (thousands)	13,417	12,746	5.3%
Revenue passenger miles (millions)	22,065	20,633	6.9%
Available seat miles (millions)	26,415	24,885	6.1%
Passenger load factor	83.5%	82.9%	0.6 pts.
Cargo ton miles (millions)	253	263	(3.8)%

Passenger revenue per available seat mile (cents)	10.67	10.44	2.2%
Total revenue per available seat mile (cents)	11.85	11.61	2.1%
Average yield per revenue passenger mile (cents)	12.78	12.59	1.5%
Average fare per revenue passenger	$212.56	$206.33	3.0%

Cost per available seat mile, including special charges (cents) (1)	10.82	10.72	0.9%
Average price per gallon of fuel, including fuel taxes (cents)	207.89	210.95	(1.5)%
Fuel gallons consumed (millions)	395	375	5.3%

Actual aircraft in fleet at end of period	368	360	2.2%
Average length of aircraft flight (miles)	1,448	1,435	0.9%
Average daily utilization of each aircraft (hours)	11:55	11:23	4.6%

Regional Operations (2):
Passengers (thousands)	4,703	4,850	(3.0)%
Revenue passenger miles (millions)	2,558	2,734	(6.4)%
Available seat miles (millions)	3,177	3,374	(5.8)%
Passenger load factor	80.5%	81.0%	(0.5) pts.
Passenger revenue per available seat mile (cents)	18.15	18.66	(2.7)%
Average yield per revenue passenger mile (cents)	22.54	23.03	(2.1)%
Actual aircraft in fleet at end of period (3)	257	274	(6.2)%
  Includes special charges which represented 0.03 and 0.04 cents per available seat mile for the three months ended June 30, 2007 and 2006, respectively.
  Consists of flights flown under capacity purchase agreements with our regional carriers ExpressJet, Chautauqua and CommutAir.
  Includes aircraft operated by all carriers under capacity purchase agreements but excludes any aircraft operated by ExpressJet outside the scope of the ExpressJet CPA.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2007	2006	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,130	$2,890	$240	8.3%

Operating Expenses:
Wages, salaries and related costs	828	733	95	13.0%
Aircraft fuel and related taxes	821	791	30	3.8%
Aircraft rentals	170	170	-	-
Landing fees and other rentals	177	187	(10)	(5.3)%
Distribution costs	151	147	4	2.7%
Maintenance, materials and repairs	169	140	29	20.7%
Depreciation and amortization	97	94	3	3.2%
Passenger services	96	86	10	11.6%
Special charges	7	10	(3)	NM
Other	342	309	33	10.7%
	2,858	2,667	191	7.2%

Operating Income	$ 272	$ 223	$ 49	22.0%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$580	$617	$(37)	(6.0)%

Operating Expenses:
Wages, salaries and related costs	14	11	3	27.3%
Regional capacity purchase, net	444	454	(10)	(2.2)%
Aircraft rentals	78	78	-	-
Landing fees and other rentals	13	11	2	18.2%
Distribution costs	25	31	(6)	(19.4)%
Depreciation and amortization	4	3	1	33.3%
Passenger services	3	4	(1)	(25.0)%
Other	8	4	4	100.0%
	589	596	(7)	(1.2)%

Operating Income (Loss)	$ (9)	$ 21	$(30)	(142.9)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs. The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the six months ended June 30 is as follows:
	2007	2006	Increase

Passengers (thousands)	34,296	33,190	3.3%
Revenue passenger miles (millions)	46,073	43,703	5.4%
Available seat miles (millions)	56,841	54,375	4.5%
Passenger load factor	81.1%	80.4%	0.7 pts.
Passenger revenue per available seat mile (cents)	11.07	10.87	1.8%
Average yield (cents)	13.65	13.52	1.0%

Results of Operations. We recorded net income of $250 million in the first six months of 2007 as compared to net income of $132 million for the first six months of 2006. We consider a key measure of our performance to be operating income, which was $327 million for the first six months of 2007, as compared to $255 million for the first six months of 2006. Significant components of our consolidated operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$6,889	$6,453	$436	6.8%
Operating Expenses	6,562	6,198	364	5.9%
Operating Income	327	255	72	28.2%
Nonoperating Income (Expense)	(73)	(97)	(24)	(24.7)%
Income Taxes	(4)	-	(4)	NM
Cumulative Effect of Change in Accounting Principle	-	(26)	26	NM

Net Income	$ 250	$ 132	$118	89.4%

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the six months ended June 30, 2007 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in June 30, 2007 YTD vs June 30,2006 YTD
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$2,812	3.4%	(1.6)%	5.2%
Trans-Atlantic	1,176	22.5%	10.7%	10.7%
Latin America	765	13.9%	11.5%	2.2%
Pacific	461	9.5%	9.1%	0.4%
Total Mainline	5,214	9.3%	3.6%	5.5%

Regional	1,077	(5.5)%	(3.2)%	(2.4)%

Total	6,291	6.4%	1.8%	4.5%

Cargo	216	(0.9)%
Other	382	17.9%

Operating Revenue	$6,889	6.8%

Passenger revenue increased due to increased traffic and several fare increases. Consolidated RASM increased year-over-year due to higher yields and load factors. The improved RASM reflects our actions taken to improve the mix of local versus flow traffic and reduce discounting. Consolidated RASM was adversely affected by our reduction in regional flying, which historically has had significantly higher RASM than our mainline flying.

Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and $29 million of rental income on aircraft leased to ExpressJet but not operated for us during the first half of 2007. As of June 30, 2007, 66 aircraft leased to ExpressJet have been withdrawn from the ExpressJet CPA.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the six months ended June 30 (in millions, except percentage changes):
	2007	2006	Increase (Decrease)	% Increase (Decrease)

Wages, salaries and related costs	$1,568	$1,416	$152	10.7%
Aircraft fuel and related taxes	1,505	1,452	53	3.7%
Regional capacity purchase, net	873	869	4	0.5%
Aircraft rentals	496	493	3	0.6%
Landing fees and other rentals	384	383	1	0.3%
Distribution costs	337	338	(1)	(0.3)%
Maintenance, materials and repairs	313	267	46	17.2%
Depreciation and amortization	200	193	7	3.6%
Passenger services	189	171	18	10.5%
Special charges	18	3	15	NM
Other	679	613	66	10.8%
	$6,562	$6,198	$364	5.9%

Operating expenses increased 5.9% primarily due to the following:

  Wages, salaries and related costs increased primarily due to the hiring of additional employees necessary to support our growth and an increase of $50 million for profit sharing and on-time performance incentive expenses. Additionally, stock-based compensation expense was $35 million higher in the first six months of 2007 than in the comparable period of 2006, primarily due to an increase in the accrual for profit based RSU awards granted in 2006 to reflect a higher probable level of expected cumulative profit sharing for the performance period, partially offset by the impact on expense for all RSU awards of a decrease in our common stock price at June 30, 2007 as compared to that at December 31, 2006.
  Aircraft fuel and related taxes increased due to an increase in flight activity. The average jet fuel price per gallon including related taxes decreased from $2.08 in the first half of 2006 to $1.99 in the first half of 2007. Fuel expense includes losses related to our fuel hedging program of $1 million in the six months ended June 30, 2007, compared to hedging gains of $8 million in the comparable period of 2006.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements plus, in the case of the ExpressJet CPA, a margin on ExpressJet's fuel expense up to a cap provided in the ExpressJet CPA and a related fuel purchase agreement (which margin applies only to the first 71.2 cents per gallon, including fuel taxes) and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consist of the following for the six months ended June 30 (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Capacity purchase expenses	$ 806	$ 829	$(23)	(2.8)%
Fuel and fuel taxes in excess of cap (71.2 cents per gallon for ExpressJet; no cap for other carriers)	211	205	6	2.9%
Aircraft sublease income	(144)	(165)	(21)	(12.7)%

Regional capacity purchase, net	$ 873	$ 869	$ 4	0.5%

The net expense was higher in the first half of 2007 than in the corresponding quarter of 2006 due to lower aircraft sublease income, reflecting the withdrawal of aircraft from the ExpressJet CPA, offset by the impact of a 2.4% decrease in regional capacity, which includes new capacity provided by Chautauqua more than offset by reduced flying by ExpressJet. Sublease income on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA is recorded as other revenue.

We have been unable to reach an agreement with ExpressJet on 2007 block hour rates and have entered into binding arbitration. The arbitration hearing was completed on July 7, 2007, and we expect that the arbitration panel will render its decision in the next few weeks. Until the decision is rendered, we will recognize current year expense based on 2006 rates.

  Maintenance, materials and repairs increased primarily due to the mix of heavy maintenance events, which is driven by aircraft age and timing of the maintenance life cycle. In addition, higher engine maintenance costs were driven by increase in flight activity and by contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet.
  Other operating expenses increased primarily due to a greater number of international flights which resulted in increased air navigation fees and ground handling, security and related expenses.
  Special charges in the first half of 2007 consisted of a $12 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and a $6 million aircraft-related charge. Special charges in the first half of 2006 consisted of $29 million of non-cash settlement charges related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired, a $14 million credit related to our officers' voluntary surrender of stock price based RSU awards and a $12 million credit attributable to a reduction of our allowance for future lease payments and return conditions on permanently grounded MD-80 aircraft following negotiated settlements with aircraft lessors.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies, gains from dispositions of investments and any ineffectiveness of our derivative financial instruments. Total nonoperating income (expense) decreased $24 million in the first six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the following:

  Net interest expense decreased $32 million primarily as a result of increased interest income on our higher cash balances.
  Income from other companies, which includes our equity in the earnings of Copa and Holdings and income related to our tax sharing agreement with Holdings in 2006, was $24 million lower in 2007 as compared to 2006 as a result of our reduced ownership interests in Holdings and Copa and a decrease in income recognized from our tax sharing agreement with Holdings.
  Hedge ineffectiveness gains related to our fuel hedges totaled $11 million during the first half of 2007. This ineffectiveness arises because our heating oil collars have experienced a relatively higher increase in value than the jet fuel being hedged. Hedge ineffectiveness gains in the first half of 2006 totaled $5 million.

Income Taxes. Income tax expense in the first half of 2007 is attributable to the federal Alternative Minimum Tax and state and foreign income taxes. We did not otherwise record any income tax expense related to our pretax income in the first half of 2007 or 2006 due to the utilization of book net operating losses for which we had not previously recognized a benefit.

Segment Results of Operations

Statistical Information. Certain statistical information for our segments' operations for the six months ended June 30 is as follows:
			Increase
	2007	2006	(Decrease)

Mainline Operations:
Passengers (thousands)	25,362	24,232	4.7%
Revenue passenger miles (millions)	41,155	38,651	6.5%
Available seat miles (millions)	50,538	47,919	5.5%
Passenger load factor	81.4%	80.7%	0.7 pts.
Cargo ton miles (millions)	507	525	(3.4)%

Passenger revenue per available seat mile (cents)	10.32	9.96	3.6%
Total revenue per available seat mile (cents)	11.51	11.14	3.3%
Average yield per revenue passenger mile (cents)	12.67	12.34	2.7%
Average fare per revenue passenger	$207.72	$199.19	4.3%

Cost per available seat mile, including special charges (cents) (1)	10.69	10.54	1.4%
Average price per gallon of fuel, including fuel taxes (cents)	199.10	201.09	(1.0)%
Fuel gallons consumed (millions)	756	722	4.7%

Actual aircraft in fleet at end of period	368	360	2.2%
Average length of aircraft flight (miles)	1,433	1,418	1.1%
Average daily utilization of each aircraft (hours)	11:32	11:03	4.3%

Regional Operations:
Passengers (thousands)	8,934	8,958	(0.3)%
Revenue passenger miles (millions)	4,918	5,052	(2.7)%
Available seat miles (millions)	6,303	6,456	(2.4)%
Passenger load factor	78.0%	78.3%	(0.3) pts.
Passenger revenue per available seat mile (cents)	17.08	17.65	(3.2)%
Average yield per revenue passenger mile (cents)	21.89	22.56	(3.0)%
Actual aircraft in fleet at end of period	257	274	(6.2)%
  Includes special charges which represented 0.04 and 0.01 cents per available seat mile for the six months ended June 30, 2007 and 2006, respectively.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2007	2006	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$5,818	$5,337	$481	9.0%

Operating Expenses:
Wages, salaries and related costs	1,543	1,394	149	10.7%
Aircraft fuel and related taxes	1,505	1,452	53	3.7%
Aircraft rentals	339	339	-	-
Landing fees and other rentals	359	361	(2)	(0.6)%
Distribution costs	288	281	7	2.5%
Maintenance, materials and repairs	313	267	46	17.2%
Depreciation and amortization	193	187	6	3.2%
Passenger services	182	163	19	11.7%
Special charges	18	3	15	NM
Other	664	605	59	9.8%
	5,404	5,052	352	7.0%

Operating Income	$ 414	$ 285	$129	45.3%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$1,071	$1,116	$(45)	(4.0)%

Operating Expenses:
Wages, salaries and related costs	25	22	3	13.6%
Regional capacity purchase, net	873	869	4	0.5%
Aircraft rentals	157	154	3	1.9%
Landing fees and other rentals	25	22	3	13.6%
Distribution costs	49	57	(8)	(14.0)%
Depreciation and amortization	7	6	1	16.7%
Passenger services	7	8	(1)	(12.5)%
Other	15	8	7	87.5%
	1,158	1,146	12	1.0%

Operating Loss	$ (87)	$ (30)	$ 57	190.0%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs. The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2007, we had $3.2 billion in unrestricted cash, cash equivalents and short-term investments, which is $692 million higher than at December 31, 2006. At June 30, 2007, we also had $202 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, performance bonds, letters of credit and credit card processing contracts. Restricted cash at December 31, 2006 totaled $265 million.

Sources and Uses of Cash

Operating Activities. Cash flows provided by operations for the six months ended June 30, 2007 were $968 million compared to $978 million in the same period in 2006. The decrease in cash flows provided by operations in 2007 compared to 2006 is primarily the result of $111 million of profit sharing paid to our employees and $39 million of higher contributions to our defined benefit pension plans, both of which occurred in 2007, partially offset by an increase in operating income and advance ticket sales associated with increased capacity.

Investing Activities. Cash flows provided by (used in) investing activities for the six months ended June 30 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Capital expenditures	$(155)	$(163)	$ 8
Sale (purchase) of short-term investments, net	(70)	(36)	(34)
Purchase deposits paid in connection with future aircraft deliveries, net	(62)	(128)	66
Decrease (increase) in restricted cash, net	63	(7)	70
Proceeds from sale of Holdings shares	35	-	35
Proceeds from dispositions of property and equipment	7	11	(4)
	$(182)	$(323)	$141

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Net capital expenditures for the full year 2007 are expected to be $430 million, or $635 million after considering purchase deposits to be paid, net of purchase deposits to be refunded. Projected net capital expenditures for 2007 consist of $160 million of fleet expenditures, $215 million of non-fleet expenditures (primarily for ground service equipment and terminal enhancements) and $55 million for rotable parts and capitalized interest.

During the six months ended June 30, 2007, purchase deposits paid were lower than in the first six months of 2006 as the result of pre-funding $103 million of purchase deposits on Boeing aircraft in the first quarter of 2006.

The decrease in restricted cash is the result of the return of $67 million cash collateral in the first quarter of 2007 from our U.S. bank card processor, discussed in "Other Liquidity Matters" below.

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

We expect to sell our interest in ARINC no later than October 31, 2007, subject to regulatory approval and other customary closing conditions. Many of these conditions are outside of our control, and we cannot give any assurances that the closing of the transaction will occur. Upon closing, we expect to receive cash proceeds of approximately $30 million.

Financing Activities. Cash flows provided by (used in) financing activities for the six months ended June 30 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Payments on long-term debt and capital lease obligations	$ (213)	$ (556)	$ 343
Proceeds from issuance of long-term debt	25	336	(311)
Proceeds from issuance of common stock pursuant to stock plans and other	24	44	(20)
	$(164)	$(176)	$ 12

Cash flows used in financing activities decreased due to lower repayments in the first half of 2007. In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007. Other payments on long-term debt during the 2007 include pre-payments totaling $31 million which were due later in 2007 or in 2008. In March 2006, we elected to pre-pay $96 million of debt due in February 2007.

Proceeds from the issuance of long-term debt in the first half of 2007 relate to the refinancing of debt secured by three 737-500 aircraft. Proceeds from the issuance of long-term debt in the first half of 2006 include $320 million related to the refinancing of floating rate debt secured by our spare parts inventory that was originally due to mature in 2007.

During the first half of 2007, we incurred $190 million of floating rate indebtedness pursuant to existing finance agreements secured by two 777-200ER aircraft that were delivered in March and April 2007. This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014. The loans bear interest at LIBOR plus a blended margin of approximately 1.9% per year. The commitments under these finance agreements are now fully funded.

On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We expect to apply the financing to 30 of the 33 Boeing 737 aircraft scheduled to be delivered in 2008, although we may instead choose to substitute certain Boeing 737 aircraft scheduled to be delivered in the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates will initially be held in escrow by the trusts and not reported as debt on our consolidated balance sheet because the proceeds held by the trusts are not our assets and interest earned on the proceeds as well as any unused proceeds will be distributed by the trusts directly to the certificate holders. As we take delivery of each aircraft, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make three semiannual interest payments on the certificates if a default in the payment of interest occurs.

In addition, we have manufacturer backstop financing for up to 22 (depending on the model selected) of the 24 Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for the remaining 12 Boeing 737 aircraft on order, nor do we have backstop financing or any other financing for the 25 Boeing 787 aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

Other Liquidity Matters

Financeable Assets. At June 30, 2007, we had approximately $5.3 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interest in Copa, which had a market value of $294 million at June 30, 2007, is not pledged as collateral under any of our debt, although there are contractual limitations on our ability to dispose of this asset. We were in compliance with all debt covenants at June 30, 2007.

Credit Ratings. At June 30, 2007, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's. While Moody's upgraded our senior unsecured debt rating from Caa1 in March 2007, our credit ratings remain significantly below-investment grade. Although we obtained favorable terms in the April 2007 issuance of $1.1 billion in pass through certificates (discussed above under "Sources and Uses of Cash"), our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $188 million under our U.S. bank card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $24 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Bank Card Processing Agreement. Our U.S. bank card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $684 million of cash collateral, which would materially adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility. During the first quarter of 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first half of 2007, we contributed $136 million to our defined benefit pension plans. We contributed an additional $75 million to our defined benefit pension plans in July 2007. We expect to contribute more than $325 million to our defined benefit pension plans during 2007, significantly exceeding our minimum funding requirements of $187 million during the current calendar year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2006 Form 10-K except as follows:

Aircraft Fuel. As of June 30, 2007, we had hedged approximately 30% and 10% of our projected fuel requirements for the third and fourth quarters of 2007, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.04 per gallon and a weighted average put price of $1.87 per gallon. At June 30, 2007, the fair value of our fuel hedges was $16 million and is included in prepayments and other current assets in our consolidated balance sheet. Of this total, $10 million was ineffective and recognized as other nonoperating income in the second quarter of 2007. This ineffectiveness arises because our heating oil collars have experienced a relatively higher increase in value than the jet fuel being hedged. We estimate that a 10% increase in the price of heating oil at June 30, 2007 would increase the fair value related to the fuel hedges outstanding at that date by $22 million.

Foreign Currency. At June 30, 2007, we have forward contracts outstanding to hedge the following cash flows:

  Approximately 34% of our projected British pound-denominated cash flows through the first quarter of 2008
  Approximately 54% of our projected euro-denominated cash flows through the fourth quarter of 2007
  Approximately 42% of our projected Canadian dollar-denominated cash flows through the fourth quarter of 2008

A uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contracts at June 30, 2007 (in millions):
	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

British pound	$ 8	$27	$(19)
Euro	2	4	(2)
Canadian dollar	7	18	(11)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 7, 2007, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Continental infringes certain patents relating to automated telephone call processing systems. The plaintiff is seeking unspecified monetary damages, trebling of damages based on alleged willful infringement, attorney's fees and injunctive relief. On June 20, 2007, the case, which includes numerous other defendants, was transferred to the United States District Court for the Central District of California for consolidated or coordinated pretrial proceedings. We believe the plaintiff's claims are without merit and we are vigorously defending this lawsuit. Although this lawsuit is currently in the initial pleading stage and no reasonable estimate of potential losses in the event of a negative outcome can be made, a final adverse court decision awarding substantial money damages or imposing material restrictions on our ability to operate our existing automated telephone call processing systems could have a material adverse effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Part I, Item 1A, "Risk Factors," of our 2006 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Form 10-K.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with our principal competitors, we have a high proportion of debt compared to our capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At June 30, 2007, we had approximately $5.3 billion (including current maturities) of long-term debt and capital lease obligations.

In addition, we have substantial commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. Although we have entered into agreements to finance 30 Boeing 737 aircraft scheduled to be delivered in 2008 or the first quarter of 2009 and have manufacturer backstop financing for up to 22 (depending on the model selected) of the remaining 24 Boeing 737 aircraft scheduled to be delivered through the end of 2009, we do not have backstop financing or any other financing currently in place for the remaining aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

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

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors have announced aggressive plans to expand into international markets, including some destinations that we currently serve. Additionally, the recent "open skies" agreement between the U.S. and the European Union will become effective on March 30, 2008 and could result in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers. In addition, Air France-KLM, Delta Air Lines and Northwest Airlines have filed for anti-trust immunity for a new trans-Atlantic joint venture and also to coordinate with Alitalia and CSA Czech Airlines. Our ability to compete effectively in this new environment will depend in part on our obtaining commercially viable operating slots and facilities at London's Heathrow Airport. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

We are also facing stronger competition from carriers that have emerged from bankruptcy, including Delta Air Lines, Northwest Airlines, US Airways and United Airlines. Carriers typically emerge from bankruptcy with substantially lower costs than ours achieved by cost reductions through, among other things, reducing or discharging debt, lease and pension obligations and reducing wages and benefits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Continental's Annual Meeting of Stockholders was held on June 12, 2007. The following individuals were elected to Continental's Board of Directors to hold office until the next annual meeting of stockholders.
NOMINEE	VOTES FOR	VOTES WITHHELD

Thomas J. Barrack,Jr.	81,633,554	1,369,838
Kirbyjon H. Caldwell	82,317,232	686,160
Lawrence W. Kellner	81,813,251	1,190,141
Douglas H. McCorkindale	81,524,302	1,479,090
Henry L. Meyer III	82,044,134	959,258
Oscar Munoz	82,335,595	667,797
George G.C. Parker	81,430,341	1,573,051
Jeffrey A. Smisek	81,672,050	1,331,342
Karen Hastie Williams	75,588,582	7,414,810
Ronald B. Woodard	81,881,757	1,121,635
Charles A. Yamarone	81,635,078	1,368,314

A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

82,835,560	76,232	91,600

A stockholder proposal related to our political activities was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

3,785,266	53,157,780	11,648,745

A stockholder proposal related to our performance-based equity compensation for senior officers was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

4,719,705	63,436,147	435,940

Item 5.  Other Information.

None.

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

3.1(b)

Certificate of Designation of Series B Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form l0-K for the year ended December 31, 2000 (File no. 1-10323).

3.1(c)

Corrected Certificate of Designations of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323).

3.2	Bylaws of Continental, as amended through November 30, 2006 - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated November 29, 2006.
10.1	Supplemental Agreement No. 41, dated June 1, 2007, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("P.A. 1951"). (1)
10.2	Supplemental Agreement No. 42, dated June 12, 2007, to P.A. 1951. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: July 19, 2007	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: July 19, 2007	by:	/s/ Chris Kenny
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

3.1(b)

Certificate of Designation of Series B Preferred Stock - incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form l0-K for the year ended December 31, 2000 (File no. 1-10323).

3.1(c)

Corrected Certificate of Designations of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323).

3.2	Bylaws of Continental, as amended through November 30, 2006 - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated November 29, 2006.
10.1	Supplemental Agreement No. 41, dated June 1, 2007, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("P.A. 1951"). (1)
10.2	Supplemental Agreement No. 42, dated June 12, 2007, to P.A. 1951. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.