Form 10-Q
period 2007-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2007-10-18
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

__________

As of October 12, 2007, 98,134,417 shares of Class B common stock of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating Revenue:
Passenger (excluding fees and taxes of $399, $361, $1,136, and $1,040, respectively)	$3,511	$3,231	$ 9,802	$9,141
Cargo	112	117	328	336
Other	197	170	579	494
	3,820	3,518	10,709	9,971

Operating Expenses:
Aircraft fuel and related taxes	895	858	2,399	2,310
Wages, salaries and related costs	836	743	2,404	2,159
Regional capacity purchase, net	446	475	1,319	1,344
Aircraft rentals	249	249	745	742
Landing fees and other rentals	209	195	592	578
Distribution costs	171	157	508	495
Maintenance, materials and repairs	166	140	479	407
Depreciation and amortization	106	99	306	292
Passenger services	105	97	294	268
Special charges	12	1	30	5
Other	345	312	1,027	923
	3,540	3,326	10,103	9,523

Operating Income	280	192	606	448

Nonoperating Income (Expense):
Interest expense	(96)	(99)	(289)	(300)
Interest capitalized	8	5	19	14
Interest income	44	37	121	92
Income from other companies	3	15	13	49
Gain on sale of ExpressJet Holdings shares	-	-	7	-
Gain on sale of Copa Holdings, S.A. shares	-	92	-	92
Other, net	2	(5)	18	1
	(39)	45	(111)	(52)

Income before Income Taxes and Cumulative Effect of Change in Accounting Principle	241	237	495	396

Income Taxes	-	-	(4)	-

Income before Cumulative Effect of Change in Accounting Principle	241	237	491	396

Cumulative Effect of Change in Accounting Principle	-	-	-	(26)

Net Income	$ 241	$ 237	$ 491	$ 370

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Earnings per Share:
Basic:
Income before Cumulative Effect of Change in Accounting Principle	$ 2.47	$ 2.64	$ 5.08	$ 4.49
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.30)
Net Income	$ 2.47	$ 2.64	$ 5.08	$ 4.19

Diluted:
Income before Cumulative Effect of Change in Accounting Principle	$ 2.15	$ 2.17	$ 4.42	$ 3.74
Cumulative Effect of Change in Accounting Principle	-	-	-	(0.24)
Net Income	$ 2.15	$ 2.17	$ 4.42	$ 3.50

Shares Used for Computation:
Basic	98	90	97	88
Diluted	114	112	115	110

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	September 30,	December 31,	September 30,
ASSETS	2007	2006	2006
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,519	$ 2,123	$ 2,217
Short-term investments	518	361	282
Total unrestricted cash, cash equivalents and short-term investments	3,037	2,484	2,499

Restricted cash	178	265	247
Accounts receivable, net	712	582	666
Spare parts and supplies, net	269	217	218
Deferred income taxes	200	165	166
Prepayments and other	424	416	449
Total current assets	4,820	4,129	4,245

Property and Equipment:
Owned property and equipment:
Flight equipment	7,184	6,973	6,951
Other	1,510	1,430	1,403
	8,694	8,403	8,354
Less: Accumulated depreciation	2,721	2,539	2,492
	5,973	5,864	5,862

Purchase deposits for flight equipment	334	183	166

Capital leases	298	303	336
Less: Accumulated amortization	91	87	116
	207	216	220
Total property and equipment, net	6,514	6,263	6,248

Routes	484	484	484
Airport operating rights, net	109	120	123
Investment in other companies	65	81	75
Intangible pension asset	-	-	60
Other assets, net	217	231	231

Total Assets	$12,209	$11,308	$11,466

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2007	2006	2006
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 464	$ 574	$ 763
Accounts payable	1,169	1,076	1,053
Air traffic and frequent flyer liability	2,105	1,712	1,817
Accrued payroll	374	233	232
Accrued other liabilities	323	360	361
Total current liabilities	4,435	3,955	4,226

Long-Term Debt and Capital Leases	4,651	4,859	4,735

Deferred Income Taxes	200	165	166

Accrued Pension Liability	898	1,149	987

Accrued Retiree Medical Benefits	224	203	52

Other	584	630	596

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 97,956,627, 91,816,121 and 115,390,453 issued	1	1	1
Additional paid-in capital	1,594	1,370	1,711
Retained earnings (accumulated deficit)	480	(11)	776
Accumulated other comprehensive loss	(858)	(1,013)	(643)
Treasury stock - 0, 0 and 25,489,506 shares, at cost	-	-	(1,141)
Total stockholders' equity	1,217	347	704
Total Liabilities and Stockholders' Equity	$ 12,209	$ 11,308	$ 11,466

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$ 491	$ 370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306	292
Special charges	30	5
Gains on sales of investments	(7)	(92)
Undistributed equity in the income from other companies	(13)	(30)
Cumulative effect of change in accounting principle	-	26
Stock-based compensation related to equity awards	19	23
Other, net	34	34
Changes in operating assets and liabilities	216	268
Net cash provided by operating activities	$1,076	896

Cash Flows from Investing Activities:
Capital expenditures	(228)	(235)
Purchase of short-term investments, net	(157)	(48)
Purchase deposits paid in connection with future aircraft deliveries, net	(145)	(65)
Decrease (increase) in restricted cash, net	87	(6)
Proceeds from sale of ExpressJet Holdings shares, net	35	-
Proceeds from sale of Copa Holdings, S.A. shares, net	-	156
Proceeds from sales of property and equipment	10	17
Other	-	1
Net cash used in investing activities	(398)	(180)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(337)	(647)
Proceeds from issuance of long-term debt	25	372
Proceeds from issuance of common stock pursuant to stock plans	30	53
Net cash used in financing activities	(282)	(222)

Net Increase in Cash and Cash Equivalents	396	494

Cash and Cash Equivalents - Beginning of Period	2,123	1,723

Cash and Cash Equivalents - End of Period	$2,519	$2,217

Investing and Financing Activities Not Affecting Cash:
Common stock issued upon conversion of 4.5% Convertible Notes	$ 170	$ -
Property and equipment acquired through the issuance of debt	$ 190	$ 160

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

NOTE 1 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for us as of January 1, 2008. We are currently evaluating the requirements of this statement and have not determined the impact, if any, that adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS 159 is effective for us as of January 1, 2008. We have not yet determined whether we will elect the fair value option permitted under this statement. Therefore, we have not determined the impact, if any, that adoption of SFAS 159 will have on our consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator:
Numerator for basic earnings per share - net income	$241	$237	$491	$370
Effect of dilutive securities - interest expense on:
5% Convertible Notes	2	1	5	4
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	3	2	9	8
4.5% Convertible Notes	-	2	1	5
Reduction in our proportionate equity in ExpressJet Holdings, Inc. ("Holdings") resulting from the assumed conversion of Holdings' convertible securities	-	-	-	(1)
Numerator for diluted earnings per share - net income after assumed conversions	$ 246	$ 242	$ 506	$ 386

Denominator:
Denominator for basic earnings per share - weighted-average shares	98	90	97	88
Effect of dilutive securities:
5% Convertible Notes	9	9	9	9
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	4	4	4	4
4.5% Convertible Notes	-	5	1	5
Employee stock options	3	4	4	4
Dilutive potential common shares	16	22	18	22
Denominator for diluted earnings per share - weighted-average shares after assumed conversions	114	112	115	110

The adjustments to net income to determine the numerator for diluted earnings per share are net of the related effect of profit sharing and income taxes.

Approximately one million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for each of the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 because the options' exercise prices were greater than the average market price of the common shares during the relevant period or the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of September 30, 2007, we owned or leased 368 mainline jets and 274 regional jets. All mainline jets are operated exclusively by us. Of the 274 regional jets that we own or lease, 205 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet") and operated on our behalf under a capacity purchase agreement with ExpressJet. The remaining 69 regional jet aircraft are subleased to ExpressJet, but are not operated on our behalf and, accordingly, are not included in the operating fleet table below. Additionally, our regional operating fleet includes 58 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements. See Note 9 for a discussion of our regional capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of September 30, 2007:
				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline:
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	13	28	-
737-900	12	8	4	-
737-800	105	32	73	-
737-700	36	12	24	-
737-500	63	15	48	-
737-300	48	20	28	-
Total mainline	368	140	228	-

Regional:
ERJ-145XR	60	-	60	-
ERJ-145	135	18	97	20
ERJ-135	30	-	30	-
CRJ200LR	24	-	-	24
Q200	8	-	-	8
Beech1900	6	-	-	6
Total regional	263	18	187	58

Total	631	158	415	58

Fleet Activity. During the first nine months of 2007, we took delivery of, and placed into service, two new 777-200ER aircraft. Although we did not take delivery of any new regional aircraft, we began regional service with a third party who is operating 44 of its aircraft on our behalf. We also removed 67 regional aircraft from our capacity purchase agreement with ExpressJet and we are now subleasing such aircraft, together with the two regional jets we removed during 2006, to ExpressJet outside the scope of the capacity purchase agreement.

Firm Order and Option Aircraft. As of September 30, 2007, we had firm commitments for 89 new aircraft (64 Boeing 737 aircraft and 25 Boeing 787 aircraft), with an estimated aggregate cost of $5.0 billion including related spare engines. We are scheduled to take delivery of the 89 firm order Boeing aircraft between 2008 and 2013. In addition to our firm order aircraft, we have options to purchase a total of 92 additional Boeing aircraft.

During the third quarter of 2007, we entered into agreements to sell 15 owned Boeing 737-500 aircraft. We have agreed to sell ten of these aircraft to TRANSAERO Airlines of Russia. The first aircraft was delivered in October 2007 and the remaining nine aircraft are scheduled to be delivered during the period from November 2007 through November 2008. In addition, we have agreed to sell five aircraft to a subsidiary of VTB-Leasing of Russia, with delivery dates during the period from December 2007 through December 2008. We will operate each aircraft until shortly before its delivery date. These transactions are subject to customary closing conditions, some of which are outside our control, and we cannot give any assurances that the closing of these transactions will occur. Based on the terms of these transactions, we do not believe that there is any impairment of these aircraft.

On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We expect to apply the financing to 30 of the 33 Boeing 737 aircraft scheduled to be delivered in 2008, although we may instead choose to substitute certain Boeing 737 aircraft scheduled to be delivered in the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft. These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not our assets and interest earned on the proceeds as well as any unused proceeds will be distributed directly to the certificate holders. As we take delivery of each aircraft, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

We have manufacturer backstop financing for up to 22 (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for at least two (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009, any of the ten Boeing 737 aircraft scheduled to be delivered after 2009 or the 25 Boeing 787 aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

NOTE 4 - LONG-TERM DEBT

In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

During the first nine months of 2007, we incurred $190 million of floating rate indebtedness pursuant to existing finance agreements secured by two 777-200ER aircraft that were delivered in March and April 2007. This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014. The loans bear interest at the London Interbank Offered Rate ("LIBOR") plus a blended margin of approximately 1.9% per year. The commitments under these finance agreements are now fully funded.

Maturities. Maturities of long-term debt due before December 31, 2007 and for the next four years are as follows (in millions):
October 1, 2007 through December 31, 2007	$ 77
Year ending December 31,
2008	629
2009	496
2010	639
2011	1,014

NOTE 5 - STOCK PLANS AND AWARDS

Restricted Stock Units. We currently have three outstanding awards of Restricted Stock Units ("RSUs") granted under our Long-Term Incentive and RSU Program: (1) stock price based RSU awards with a performance period ending December 31, 2007, (2) profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009 and (3) profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009.

During the first nine months of 2007, we issued approximately 0.7 million profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009 pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-sharing based performance targets. The performance targets for these awards require that we reach target levels of cumulative employee profit sharing under our enhanced employee profit sharing program during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target generally will be made in one-third annual increments to participants who remain continuously employed by us through each payment date. Payments also are conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance of $2.0 billion at the end of the fiscal year preceding the date any payment is made. If we do not achieve the cash target applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-sharing based performance target. Depending on the level of cumulative employee profit sharing achieved, the payment percentage for these awards can range from 0% to 200% of the underlying profit based RSU award.

We account for the profit based RSU awards as liability awards. Once it is probable that a profit-sharing based performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock. During the third quarter of 2007, we concluded that it was probable that, prior to December 31, 2009, the end of the performance period for the profit based RSU awards with a performance period commencing January 1, 2007, we would achieve the lowest target set for those awards. The cumulative expense recognized for these awards was not material to our results of operations for the three or nine months ended September 30, 2007.

During the three months ended June 30, 2007, we concluded that it was probable that, prior to December 31, 2009, the end of the performance period for the profit based RSU awards with a performance period commencing April 1, 2006, we would achieve the highest target set for those awards. As a result of this conclusion, we recorded wages, salaries and related costs of $30 million ($0.31 per basic share and $0.26 per diluted share) in the second quarter of 2007 to recognize the cumulative expense associated with the probable achievement of the higher performance target from the date the awards were issued through June 30, 2007.

Stock Options. During the nine months ended September 30, 2007, we granted approximately 0.7 million options to purchase shares of our common stock at a weighted average exercise price of $35.86. The majority of these options vest in equal installments over four years and have a term of five years.

Stock options outstanding at September 30, 2007 had a weighted average contractual life of 4.1 years and an aggregate intrinsic value of $130 million. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $21 million.

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

SFAS 123R Expense. Excluding the cumulative effect of change in accounting principle and the credit to special charges discussed above, total stock-based compensation expense related to SFAS 123R (including both equity and liability awards) included in wages, salaries and related costs was $30 million, $12 million, $96 million and $44 million for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had $124 million of compensation cost that had not yet been recognized attributable to future service requirements related to profit based RSU awards with performance targets that are probable of being achieved, unvested employee stock options and stock price based RSU awards. This amount will be recognized as expense over a weighted-average period of 1.7 years.

NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive income included the following (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$241	$237	$491	$370

Other comprehensive income:
Unrealized net gain (loss) on derivative instruments	(3)	(42)	20	(39)
Items related to employee benefit plans:
(Increase) decrease in net actuarial losses	(8)	-	62	-
Amortization of net actuarial losses	15	-	50	-
Amortization of prior service cost	8	-	23	-
Decrease (increase) in additional minimum pension liability	-	(93)	-	71

Total comprehensive income	$ 253	$ 102	$ 646	$ 402

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

NOTE 7 - EMPLOYEE BENEFIT PLANS

 Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):
	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$ 15	$ 15	$ 46	$ 44	$ 3	$ 3	$ 8	$ 9
Interest cost	40	36	119	110	4	4	10	11
Expected return on plan assets	(35)	(30)	(102)	(92)	-	-	-	-
Amortization of net actuarial loss	16	15	51	51	(1)	-	(1)	-
Amortization of prior service cost	3	2	8	6	5	7	15	15
Net periodic benefit expense	39	38	122	119	11	14	32	35
Settlement charge (included in special charges)	12	8	24	37	-	-	-	-

Net benefit expense	$ 51	$ 46	$146	$156	$11	$14	$32	$35

During the first nine months of 2007, we contributed $261 million to our defined benefit pension plans. We contributed an additional $75 million to our defined benefit pension plans in October 2007, bringing our total contributions during 2007 to $336 million. This amount exceeds our minimum funding requirements of $187 million during the current calendar year.

We recorded non-cash settlement charges totaling $12 million, $8 million, $24 million and $37 million in the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired during each respective period. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will have additional non-cash settlement charges in the future in conjunction with lump-sum distributions to retiring pilots.

NOTE 8 - SPECIAL CHARGES

Special charges were as follows (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Pension settlement charges (see Note 7)	$12	$ 8	$24	$ 37
Aircraft-related charges (credits)	-	(7)	6	(18)
Surrender of stock price based RSU awards (see Note 5)	-	-	-	(14)

Special charges	$12	$ 1	$30	$ 5

NOTE 9 - REGIONAL CAPACITY PURCHASE AGREEMENTS

Presentation in Statements of Operations. Expenses related to our capacity purchase agreements are reported as regional capacity purchase, net, in our consolidated statements of operations. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net, includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us.

ExpressJet. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from our capacity purchase agreement with ExpressJet (the "ExpressJet CPA") because we believe the rates charged to us by ExpressJet for regional capacity are above the current market. On May 5, 2006, ExpressJet notified us that it would retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the ExpressJet CPA. Accordingly, ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease and, as each aircraft is withdrawn from the ExpressJet CPA, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet will make to us under the applicable aircraft sublease is automatically increased by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. Once the aircraft are withdrawn from the ExpressJet CPA, we recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations.

The withdrawal of the 69 aircraft began in December 2006 and was completed in the third quarter of 2007. Under the ExpressJet CPA, ExpressJet has the option to fly any of the withdrawn aircraft it retains either for another airline or under ExpressJet's own flight designator code (in either case subject to its agreement with us prohibiting ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the ExpressJet CPA). So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in the ExpressJet CPA) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions.

Under the ExpressJet CPA, we pay ExpressJet a base fee for each scheduled block hour (the number of hours an aircraft is operated in revenue service from gate to gate) based on an agreed formula. In accordance with the ExpressJet CPA, ExpressJet agreed to meet with us each year to review and set the block hour rates to be paid in the following year, in each case based on the methodology used to set the original block hour rates (including an initial 10% targeted operating margin). Since we and ExpressJet could not come to an agreement on the 2007 block hour rates, our disagreement was submitted to binding arbitration as provided in the ExpressJet CPA. In July 2007, the arbitration panel rendered its decision, which did not have a material effect on our consolidated financial position or results of operations. We have recently begun negotiations with ExpressJet concerning the block hour rates for 2008.

Chautauqua. In July 2006, we selected Chautauqua Airlines, Inc. ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings Inc., to provide and operate forty-four 50-seat regional jets as a Continental Express carrier to be phased in during 2007 under a new capacity purchase agreement (the "Chautauqua CPA"). As of September 30, 2007, 44 aircraft are being flown by Chautauqua for us. Under the Chautauqua CPA, we schedule and market all of our Continental Express regional jet service provided by Chautauqua. The Chautauqua CPA requires us to pay a fixed fee to Chautauqua, subject to specified reconciliations and annual escalations, for its operation of the aircraft. Chautauqua supplies the aircraft it operates under the agreement. The Chautauqua CPA has a five-year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 24 aircraft, subject to the renewal terms of the related aircraft lease.

Colgan. In February 2007, we selected Pinnacle Airlines Corp.'s subsidiary Colgan Air, Inc. ("Colgan") to operate fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from Newark Liberty International Airport ("New York Liberty") starting in early 2008. Colgan will operate the flights as a Continental Connection carrier under a capacity purchase agreement with a term of ten years. Colgan will supply the aircraft that it will operate under the agreement.

NOTE 10 - INVESTMENT IN OTHER COMPANIES

Copa. At September 30, 2007, we held 4.4 million shares of Copa Holdings, S.A. ("Copa") Class A common stock with a carrying value of $59 million and a market value of $175 million. This investment represents a 10% economic interest in Copa. During the third quarter of 2006, we sold 7.5 million shares of Copa's Class A common stock for $156 million in cash, net of underwriting fees. We recognized a gain of $92 million related to this transaction.

Holdings. In January 2007, we sold substantially all of our shares of the common stock of Holdings, the parent company of ExpressJet, to third parties for cash proceeds of $35 million. We recognized a gain of $7 million in the first quarter of 2007 as a result of these sales. We sold the remaining shares of Holdings common stock in April 2007 and no longer own any shares of Holdings common stock.

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

The transaction is expected to close in the fourth quarter of 2007, subject to customary closing conditions and certain other contingencies. Many of these conditions and contingencies are outside of our control, and we cannot give any assurances that the closing of the transaction will occur. Upon closing, we expect to receive cash proceeds of approximately $30 million.

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

Financial information by business segment is set forth below (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating Revenue:
Mainline	$3,239	$2,932	$ 9,058	$8,268
Regional	581	586	1,651	1,703
Total Consolidated	$3,820	$3,518	$10,709	$9,971

Operating Income (Loss):
Mainline	$ 291	$ 223	$ 706	$ 508
Regional	(11)	(31)	(100)	(60)
Total Consolidated	$ 280	$ 192	$ 606	$ 448

Net Income (Loss):
Mainline	$ 257	$ 270	$ 601	$ 436
Regional	(16)	(33)	(110)	(66)
Total Consolidated	$ 241	$ 237	$ 491	$ 370

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

Heathrow Airport. We are in the process of acquiring the right to use slots at London's Heathrow Airport. We have committed to pay approximately $130 million for slots as of September 30, 2007 and are seeking additional slots.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $146 million at September 30, 2007 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also have letters of credit and performance bonds relating to various real estate and customs obligations at September 30, 2007 in the amount of $53 million. These letters of credit and performance bonds have expiration dates through July 2010.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At September 30, 2007, we had $1.3 billion of floating rate debt and $291 million of fixed rate debt, with remaining terms of up to 11 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.4 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two 757 aircraft expire in 2008 and have a carrying value of $26 million at September 30, 2007.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Bank Card Processing Agreement. Our U.S. bank card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of at least Caa3 as rated by Moody's and CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $654 million of cash collateral, which would materially adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance requirement under our $350 million secured loan facility, resulting in a default under that facility. During the first quarter of 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Employees. As of September 30, 2007, we had approximately 41,400 full-time equivalent employees. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 45% of our employees are represented by unions. None of our collective bargaining agreements becomes amendable before December 2008.

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

In 1999, we purchased property located near our New York Liberty hub in Elizabeth, New Jersey from Honeywell International, Inc. ("Honeywell") with certain environmental indemnification obligations by us to Honeywell. We did not operate the facility located on or make any improvements to the property. In 2005, we sold the property to Catellus Commercial Group, LLC ("Catellus") and in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us. On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property. In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions, Inc. relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act. We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to this matter. Honeywell's liability with respect to releases from the property into the Newark Bay Study Area, if any, and our potential indemnification obligation, if any, remain under review and cannot be determined at this time. We have sought indemnification from Catellus to the full extent to which we may be required to indemnify Honeywell and, although we are in discussions with Catellus regarding such indemnification, Catellus has not yet agreed that it is required to indemnify us with respect to this matter.

At September 30, 2007, we have a reserve for estimated costs of environmental remediation throughout our system of $38 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We do not have any receivables related to environmental insurance recoveries at September 30, 2007. Based on currently available information, we believe that our reserves for potential environmental remediation costs are adequate, although reserves could be adjusted as further information develops or circumstances change. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

On June 7, 2007, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Continental infringes certain patents relating to automated telephone call processing systems. The plaintiff is seeking unspecified monetary damages, trebling of damages based on alleged willful infringement, attorney's fees and injunctive relief. On June 20, 2007, the case, which includes numerous other defendants, was transferred to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings. We believe the plaintiff's claims are without merit and we are vigorously defending this lawsuit, which is currently in the initial pleading stage. A final adverse court decision awarding substantial money damages or imposing material restrictions on our ability to operate our existing automated telephone call processing systems could have a material adverse effect on our results of operations, financial condition or liquidity.

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

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2006. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate approximately 2,700 daily departures. As of September 30, 2007, we served 131 domestic and 127 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found at our website, continental.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

Third Quarter Financial Highlights

  Operating revenue grew 8.6% during the third quarter of 2007 as compared to the third quarter of 2006 due to more flights, higher load factors and increased domestic and international yields.
  Operating income increased 45.8% during the third quarter of 2007 as compared to the third quarter of 2006 due to increased operating revenue.
  Unrestricted cash, cash equivalents and short-term investments exceeded $3.0 billion at September 30, 2007.

Third Quarter Operational Highlights

  Traffic increased 5.7% and capacity increased 3.7% during the third quarter of 2007 as compared to the third quarter of 2006, resulting in a consolidated load factor of 83.8%, 1.6 points above the prior year third quarter consolidated load factor.
  We posted a mainline segment completion factor of 99.3% and a U.S. Department of Transportation on-time arrival rate of 77.3%.
  Sales on continental.com totaled $863 million, an increase of 23% over the third quarter of 2006.

Outlook

We currently intend to grow our mainline capacity approximately 5.5% in 2007 and between 3% and 4% in 2008. We are targeting mainline capacity growth of between 5% and 7% annually thereafter, although actual growth may differ from these targets in any given year. Specific factors reflected in these capacity growth targets are as follows:

  For 2007, our expected capacity growth includes our commencement of nonstop flights between New York Liberty and Athens, Greece in June 2007 and between New York Liberty and Mumbai, India in October 2007.
  In 2008, our expected domestic mainline capacity growth will be less than 1%, primarily due to our agreements to sell 15 Boeing 737-500 aircraft. In the international market, we plan to inaugurate service from our Houston and New York hubs to London's Heathrow Airport at the end of March 2008, while continuing daily service from both hub airports to London's Gatwick Airport as well as seasonal service between our Cleveland hub and Gatwick.
  In 2009, our expected mainline capacity growth includes the commencement of daily service between New York Liberty and Shanghai, China in the spring of 2009.
  The first deliveries of our 25 Boeing 787 aircraft on firm order are scheduled in 2009. Boeing recently announced that its initial Boeing 787 deliveries would be delayed six months, from May 2008 to late November or December 2008. Boeing has not informed us of the effect, if any, this delay will have on our scheduled deliveries. Our mainline capacity growth for 2009 and thereafter may be reduced below the target range if there are significant delays in the scheduled deliveries of our Boeing 787 aircraft, particularly if we are unable to make alternative arrangements to acquire long-range aircraft on commercially acceptable terms.

Although we were profitable during 2006 and the first nine months of 2007, we had previously suffered substantial losses following September 11, 2001. Our ability to sustain our profitability depends on, among other factors, continuing our efforts to implement and maintain a more competitive cost structure, continuing our profitable international growth and responding effectively to the factors that threaten the airline industry as a whole. We have attempted to return to sustained profitability by implementing $1.6 billion of annual cost-cutting and revenue-generating measures since 2002. During 2007, we have been working on additional initiatives related to contracts with major suppliers. These new initiatives, along with several other smaller initiatives, should reduce costs by approximately $100 million annually when fully implemented. We expect to realize a portion of these savings beginning in the fourth quarter of 2007.

Many factors continue to threaten our ability to sustain our profitability. For example, competition in most of our domestic markets from low-cost carriers, as well as new carriers such as Virgin America (which began service in August 2007), and our response to such competition continue to result in increased capacity and reduced yields in many of those markets. In addition, several of our domestic competitors are continuing to increase their international capacity, resulting in lower yield and/or load factor growth rates in affected markets. The recent "open skies" agreement between the U.S. and the European Union, which becomes effective on March 30, 2008, could also result in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers. In addition, Air France-KLM, Delta Air Lines and Northwest Airlines have filed for anti-trust immunity seeking permission to form a new trans-Atlantic joint venture among those airlines and the coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta Air Lines announced in October 2007, in connection with such application for anti-trust immunity, their plans for a joint venture beginning in March 2008 that will initially cover all trans-Atlantic flights between the airlines' hubs and all flights between London's Heathrow Airport and any U.S. destination.

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

High fuel prices continue to increase our costs and diminish our profitability. Although we experienced some success raising ticket prices in response to higher fuel costs, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers. As of September 30, 2007, we had hedged approximately 30% and 10% of our projected fuel requirements for the fourth quarter of 2007 and first quarter 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.22 per gallon and a weighted average put price of $2.06 per gallon.

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

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the three months ended September 30 is as follows:
	2007	2006	Increase (Decrease)

Passengers (thousands) (1)	17,901	17,328	3.3%
Revenue passenger miles (millions) (2)	25,422	24,042	5.7%
Available seat miles (millions) (3)	30,346	29,262	3.7%
Passenger load factor (4)	83.8%	82.2%	1.6 pts.
Passenger revenue per available seat mile (cents)	11.57	11.04	4.8%
Average yield (cents) (5)	13.81	13.44	2.8%
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.

Results of Operations. We recorded net income of $241 million in the third quarter of 2007 as compared to net income of $237 million for the third quarter of 2006. Net income for the third quarter of 2006 included a gain of $92 million related to our sale of 7.5 million shares of Copa's Class A common stock. We consider a key measure of our performance to be operating income, which was $280 million for the third quarter of 2007, as compared to $192 million for the third quarter of 2006. Significant components of our consolidated operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$3,820	$3,518	$302	8.6%
Operating Expenses	3,540	3,326	214	6.4%
Operating Income	280	192	88	45.8%
Nonoperating Income (Expense)	(39)	45	(84)	(186.7)%
Income Taxes	-	-	-	-

Net Income	$ 241	$ 237	$ 4	1.7%

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the quarter ended September 30, 2007 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Revenue	% Increase (Decrease) in Third Quarter 2007 vs Third Quarter 2006
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,491	7.3%	2.5%	4.7%
Trans-Atlantic	776	22.2%	9.8%	11.3%
Latin America	393	11.1%	9.9%	1.1%
Pacific	277	10.2%	9.9%	0.2%
Total Mainline	2,937	11.7%	6.0%	5.4%

Regional	574	(4.5)%	4.7%	(8.8)%

Total	3,511	8.7%	4.8%	3.7%

Cargo	112	(4.3)%
Other	197	15.9%

Operating Revenue	$3,820	8.6%

Passenger revenue increased due to increased traffic and several fare increases. Consolidated RASM for the quarter increased year-over-year due to higher load factors and our actions taken to improve the mix of local versus flow traffic and to reduce discounting.

Cargo revenue decreased due to a reduction in the volume of mail carried for the U.S. Postal Service. Other revenue increased primarily as a result of $26 million of rental income on aircraft leased to ExpressJet but not operated for us during the third quarter of 2007 and higher revenue associated with sales of mileage credits in our OnePass frequent flyer program.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended September 30 (in millions, except percentage changes):
	2007	2006	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$ 895	$ 858	$ 37	4.3%
Wages, salaries and related costs	836	743	93	12.5%
Regional capacity purchase, net	446	475	(29)	(6.1)%
Aircraft rentals	249	249	-	-
Landing fees and other rentals	209	195	14	7.2%
Distribution costs	171	157	14	8.9%
Maintenance, materials and repairs	166	140	26	18.6%
Depreciation and amortization	106	99	7	7.1%
Passenger services	105	97	8	8.2%
Special charges	12	1	11	NM
Other	345	312	33	10.6%
	$3,540	$3,326	$214	6.4%

NM - Not Meaningful

Operating expenses increased 6.4% primarily due to the following:

  Aircraft fuel and related taxes increased due to a 5.4% increase in mainline capacity. The average jet fuel price per gallon including related taxes was $2.21 in the third quarters of both 2007 and 2006. Fuel expense includes gains related to our fuel hedging program of $4 million in the third quarter of 2007, compared to hedging losses of $8 million in the third quarter of 2006.
  Wages, salaries and related costs increased primarily due to the hiring of additional employees necessary to support our growth and an increase of $28 million for profit sharing and on-time performance incentive expenses. Additionally, stock-based compensation expense was $18 million higher in the third quarter of 2007 than in the comparable period of 2006, primarily due to an increase in the accrual for profit based RSU awards.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consist of the following for the three months ended September 30 (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Capacity purchase expenses	$331	$372	$(41)	(11.0)%
Fuel and fuel taxes	176	187	(11)	(5.9)%
Aircraft sublease income	(61)	(84)	(23)	(27.4)%

Regional capacity purchase, net	$446	$475	$(29)	(6.1)%

The net expense was lower in the third quarter of 2007 than in the corresponding quarter of 2006 due to an 8.8% decrease in regional capacity, which was attributable to reduced flying by ExpressJet, partially offset by new capacity provided by Chautauqua. Additionally, aircraft sublease income was lower in the third quarter of 2007 than in the third quarter of 2006, reflecting the withdrawal of aircraft from the ExpressJet CPA. Sublease income on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA is recorded as other revenue.
  Maintenance, materials and repairs increased primarily due to higher engine maintenance costs driven by increased flight activity and the timing of engine overhauls. In addition, contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet.
  Other operating expenses increased primarily due to a greater number of international flights which resulted in increased air navigation fees and ground handling, security and related expenses.
  Special charges in the third quarter of 2007 consisted of a $12 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired. Special charges in the third quarter of 2006 consisted of a similar $8 million non-cash pension settlement charge and a $7 million credit attributable to a reduction of our allowance for future lease payments and return conditions on permanently grounded MD-80 aircraft following negotiated settlements with aircraft lessors.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies, gains from dispositions of investments and any ineffectiveness of our derivative financial instruments. Total nonoperating expense decreased $84 million in the third quarter of 2007 compared to the third quarter of 2006 due to the following:

  Net interest expense decreased $13 million primarily as a result of increased interest income on our higher cash balances.
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
  We recognized a gain of $92 million related to the sale of 7.5 million shares of Copa's Class A common stock in the third quarter of 2006.

Income Taxes. We did not record any income tax expense related to our pretax income in the third quarter of 2007 or 2006 due to the utilization of book net operating losses for which we had not previously recognized a benefit.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using jets with a capacity of greater than 100 seats while the regional segment currently consists of flights with a capacity of 50 or fewer seats. The regional segment is operated by ExpressJet, Chautauqua and CommutAir through capacity purchase agreements. Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts, and are responsible for setting prices and selling all of the related seat inventory. In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas. Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Statistical Information. Certain statistical information for our segments' operations for the three months ended September 30 is as follows:
			Increase
	2007	2006	(Decrease)

Mainline Operations:
Passengers (thousands)	13,286	12,522	6.1%
Revenue passenger miles (millions)	22,883	21,312	7.4%
Available seat miles (millions)	27,153	25,759	5.4%
Passenger load factor	84.3%	82.7%	1.6 pts.
Cargo ton miles (millions)	250	268	(6.7)%

Passenger revenue per available seat mile (cents)	10.82	10.21	6.0%
Total revenue per available seat mile (cents)	11.93	11.38	4.8%
Average yield per revenue passenger mile (cents)	12.84	12.34	4.1%
Average fare per revenue passenger	$223.72	$212.81	5.1%

Cost per available seat mile, including special charges (cents) (1)	10.85	10.52	3.1%
Average price per gallon of fuel, including fuel taxes (cents)	220.57	221.47	(0.4)%
Fuel gallons consumed (millions)	406	387	4.9%

Actual aircraft in fleet at end of period	368	364	1.1%
Average length of aircraft flight (miles)	1,488	1,478	0.7%
Average daily utilization of each aircraft (hours)	11:52	11:30	3.1%

Regional Operations (2):
Passengers (thousands)	4,615	4,806	(4.0)%
Revenue passenger miles (millions)	2,539	2,730	(7.0)%
Available seat miles (millions)	3,193	3,503	(8.8)%
Passenger load factor	79.5%	77.9%	1.6 pts.
Passenger revenue per available seat mile (cents)	17.96	17.15	4.7%
Average yield per revenue passenger mile (cents)	22.59	22.01	2.6%
Actual aircraft in fleet at end of period (3)	263	284	(7.4)%
  Includes special charges which represented 0.05 and 0.01 cents per available seat mile for the three months ended September 30, 2007 and 2006, respectively.
  Consists of flights operated under capacity purchase agreements with our regional carriers ExpressJet, Chautauqua and CommutAir.
  Includes aircraft operated by all carriers under capacity purchase agreements, but excludes any aircraft operated by ExpressJet outside the scope of the ExpressJet CPA.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2007	2006	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,239	$2,932	$307	10.5%

Operating Expenses:
Aircraft fuel and related taxes	895	858	37	4.3%
Wages, salaries and related costs	822	731	91	12.4%
Aircraft rentals	170	170	-	-
Landing fees and other rentals	196	184	12	6.5%
Distribution costs	146	129	17	13.2%
Maintenance, materials and repairs	166	140	26	18.6%
Depreciation and amortization	103	96	7	7.3%
Passenger services	101	93	8	8.6%
Special charges	12	1	11	NM
Other	337	307	30	9.8%
	2,948	2,709	239	8.8%

Operating Income	$ 291	$ 223	$ 68	30.5%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$581	$586	$ (5)	(0.9)%

Operating Expenses:
Wages, salaries and related costs	14	12	2	16.7%
Regional capacity purchase, net	446	475	(29)	(6.1)%
Aircraft rentals	79	79	-	-
Landing fees and other rentals	13	11	2	18.2%
Distribution costs	25	28	(3)	(10.7)%
Depreciation and amortization	3	3	-	-
Passenger services	4	4	-	-
Other	8	5	3	60.0%
	592	617	(25)	(4.1)%

Operating Income (Loss)	$(11)	$(31)	$(20)	(64.5)%

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

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the nine months ended September 30 is as follows:
	2007	2006	Increase

Passengers (thousands)	52,198	50,516	3.3%
Revenue passenger miles (millions)	71,495	67,746	5.5%
Available seat miles (millions)	87,186	83,637	4.2%
Passenger load factor	82.0%	81.0%	1.0 pts.
Passenger revenue per available seat mile (cents)	11.24	10.93	2.8%
Average yield (cents)	13.71	13.49	1.6%

Results of Operations. We recorded net income of $491 million in the first nine months of 2007 as compared to net income of $370 million for the first nine months of 2006. Net income for the nine months ended September 30, 2006 included a gain of $92 million related to our sale of 7.5 million shares of Copa's Class A common stock. We consider a key measure of our performance to be operating income, which was $606 million for the first nine months of 2007, as compared to $448 million for the first nine months of 2006. Significant components of our consolidated operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$10,709	$9,971	$738	7.4%
Operating Expenses	10,103	9,523	580	6.1%
Operating Income	606	448	158	35.3%
Nonoperating Income (Expense)	(111)	(52)	(59)	113.5%
Income Taxes	(4)	-	(4)	NM
Cumulative Effect of Change in Accounting Principle	-	(26)	26	NM

Net Income	$ 491	$ 370	$121	32.7%

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the nine months ended September 30, 2007 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Revenue	% Increase (Decrease) in September 30, 2007 YTD vs September 30,2006 YTD
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$4,302	4.8%	(0.2)%	5.0%
Trans-Atlantic	1,953	22.4%	10.4%	10.9%
Latin America	1,159	12.9%	10.9%	1.8%
Pacific	738	9.7%	9.4%	0.3%
Total Mainline	8,152	10.1%	4.5%	5.4%

Regional	1,650	(5.2)%	(0.6)%	(4.7)%

Total	9,802	7.2%	2.8%	4.2%

Cargo	328	(2.4)%
Other	579	17.2%

Operating Revenue	$10,709	7.4%

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

Cargo revenue decreased due to a reduction in the volume of mail carried for the U.S. Postal Service. Other revenue increased as a result of higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and $55 million of rental income on aircraft leased to ExpressJet but not operated for us during the first nine months of 2007.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the nine months ended September 30 (in millions, except percentage changes):
	2007	2006	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$ 2,399	$2,310	$ 89	3.9%
Wages, salaries and related costs	2,404	2,159	245	11.3%
Regional capacity purchase, net	1,319	1,344	(25)	(1.9)%
Aircraft rentals	745	742	3	0.4%
Landing fees and other rentals	592	578	14	2.4%
Distribution costs	508	495	13	2.6%
Maintenance, materials and repairs	479	407	72	17.7%
Depreciation and amortization	306	292	14	4.8%
Passenger services	294	268	26	9.7%
Special charges	30	5	25	NM
Other	1,027	923	104	11.3%
	$10,103	$9,523	$580	6.1%

Operating expenses increased 6.1% primarily due to the following:

  Aircraft fuel and related taxes increased due to a 5.4% increase in mainline capacity. The average jet fuel price per gallon including related taxes decreased slightly from $2.08 in the first nine months of 2006 to $2.07 in the first nine months of 2007. Fuel expense includes gains related to our fuel hedging program of $4 million in the nine months ended September 30, 2007. The impact of hedging activity on fuel expense for the nine months ended September 30, 2006 was immaterial due to losses in the third quarter of 2006 offsetting gains recognized earlier in the year.
  Wages, salaries and related costs increased primarily due to the hiring of additional employees necessary to support our growth and an increase of $78 million for profit sharing and on-time performance incentive expenses. Additionally, stock-based compensation expense was $52 million higher in the first nine months of 2007 than in the comparable period of 2006, primarily due to an increase in the accrual for profit based RSU awards.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consist of the following for the nine months ended September 30 (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Capacity purchase expenses	$1,038	$1,091	$(53)	(4.9)%
Fuel and fuel taxes	486	502	(16)	(3.2)%
Aircraft sublease income	(205)	(249)	(44)	(17.7)%

Regional capacity purchase, net	$1,319	$1,344	$(25)	(1.9)%

The net expense was lower in the first nine months of 2007 than in the corresponding period of 2006 due to a 4.7% decrease in regional capacity, which was attributable to reduced flying by ExpressJet, partially offset by new capacity provided by Chautauqua. Additionally, aircraft sublease income was lower in the first nine months of 2007 than in the corresponding period of 2006, reflecting the withdrawal of aircraft from the ExpressJet CPA. Sublease income on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA is recorded as other revenue.
  Maintenance, materials and repairs increased primarily due to higher engine maintenance costs, driven by increased flight activity and the timing of engine overhauls. In addition, contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet. The number of heavy maintenance events, primarily involving our wide-body aircraft, increased in 2007 due to the timing of the maintenance life cycle.
  Other operating expenses increased primarily due to a greater number of international flights which resulted in increased air navigation fees and ground handling, security and related expenses.
  Special charges in the first nine months of 2007 consisted of a $24 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and a $6 million aircraft-related charge. Special charges in the first nine months of 2006 consisted of $37 million of similar non-cash pension settlement charges, a $14 million credit related to our officers' voluntary surrender of stock price based RSU awards and an $18 million credit attributable to a reduction of our allowance for future lease payments and return conditions on permanently grounded MD-80 aircraft following negotiated settlements with aircraft lessors.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies, gains from dispositions of investments and any ineffectiveness of our derivative financial instruments. Total nonoperating expense increased $59 million in the first nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the following:

  Net interest expense decreased $45 million primarily as a result of increased interest income on our higher cash balances.
  Income from other companies, which includes our equity in the earnings of Copa and Holdings and income related to our tax sharing agreement with Holdings in 2006, was $36 million lower in 2007 as compared to 2006 as a result of our reduced ownership interests in Holdings and Copa and a decrease in income recognized from our tax sharing agreement with Holdings.
  Hedge ineffectiveness gains related to our fuel hedges totaled $13 million during the first nine months of 2007. This ineffectiveness arises because our heating oil collars have experienced a higher increase in value than the jet fuel being hedged. Hedge ineffectiveness in the first nine months of 2006 was immaterial due to losses recognized in the third quarter offsetting gains recognized earlier in the year.
  We recognized a gain of $92 million related to the sale of 7.5 million shares of Copa's Class A common stock in the third quarter of 2006 and a gain of $7 million related to the sale of substantially all of our remaining interest in Holdings during the first quarter of 2007.

Income Taxes. Income tax expense in the first nine months of 2007 is attributable to the federal Alternative Minimum Tax and state and foreign income taxes. We did not otherwise record any income tax expense related to our pretax income in the first nine months of 2007 or 2006 due to the utilization of book net operating losses for which we had not previously recognized a benefit.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS 123R effective January 1, 2006. Upon adoption, we recognized a cumulative effect of change in accounting principle to record our liability related to our outstanding stock price based RSU awards at that date, reducing earnings by $26 million.

Segment Results of Operations

Statistical Information. Certain statistical information for our segments' operations for the nine months ended September 30 is as follows:
			Increase
	2007	2006	(Decrease)

Mainline Operations:
Passengers (thousands)	38,649	36,753	5.2%
Revenue passenger miles (millions)	64,038	59,963	6.8%
Available seat miles (millions)	77,691	73,678	5.4%
Passenger load factor	82.4%	81.4%	1.0 pts.
Cargo ton miles (millions)	757	793	(4.5)%

Passenger revenue per available seat mile (cents)	10.49	10.04	4.5%
Total revenue per available seat mile (cents)	11.66	11.22	3.9%
Average yield per revenue passenger mile (cents)	12.73	12.34	3.2%
Average fare per revenue passenger	$213.21	$203.83	4.6%

Cost per available seat mile, including special charges (cents) (1)	10.75	10.53	2.1%
Average price per gallon of fuel, including fuel taxes (cents)	206.60	208.20	(0.8)%
Fuel gallons consumed (millions)	1,161	1,109	4.7%

Actual aircraft in fleet at end of period	368	364	1.1%
Average length of aircraft flight (miles)	1,452	1,438	1.0%
Average daily utilization of each aircraft (hours)	11:38	11:12	3.9%

Regional Operations (2):
Passengers (thousands)	13,549	13,763	(1.6)%
Revenue passenger miles (millions)	7,457	7,783	(4.2)%
Available seat miles (millions)	9,495	9,959	(4.7)%
Passenger load factor	78.5%	78.1%	0.4 pts.
Passenger revenue per available seat mile (cents)	17.38	17.48	(0.6)%
Average yield per revenue passenger mile (cents)	22.13	22.36	(1.0)%
Actual aircraft in fleet at end of period (3)	263	284	(7.4)%
  Includes special charges which represented 0.04 and 0.01 cents per available seat mile for the nine months ended September 30, 2007 and 2006, respectively.
  Consists of flights operated under capacity purchase agreements with our regional carriers ExpressJet, Chautauqua and CommutAir.
  Includes aircraft operated by all carriers under capacity purchase agreements, but excludes any aircraft operated by ExpressJet outside the scope of the ExpressJet CPA.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2007	2006	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$9,058	$8,268	$790	9.6%

Operating Expenses:
Aircraft fuel and related taxes	2,399	2,310	89	3.9%
Wages, salaries and related costs	2,365	2,125	240	11.3%
Aircraft rentals	509	509	-	-
Landing fees and other rentals	554	544	10	1.8%
Distribution costs	434	410	24	5.9%
Maintenance, materials and repairs	479	407	72	17.7%
Depreciation and amortization	296	283	13	4.6%
Passenger services	283	256	27	10.5%
Special charges	30	5	25	NM
Other	1,003	911	92	10.1%
	8,352	7,760	592	7.6%

Operating Income	$ 706	$ 508	$198	39.0%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating Revenue	$1,651	$1,703	$(52)	(3.1)%

Operating Expenses:
Wages, salaries and related costs	39	34	5	14.7%
Regional capacity purchase, net	1,319	1,344	(25)	(1.9)%
Aircraft rentals	236	233	3	1.3%
Landing fees and other rentals	38	34	4	11.8%
Distribution costs	74	85	(11)	(12.9)%
Depreciation and amortization	10	9	1	11.1%
Passenger services	11	12	(1)	(8.3)%
Other	24	12	12	100.0%
	1,751	1,763	(12)	(0.7)%

Operating Loss	$ (100)	$ (60)	$ 40	66.7%

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2007, we had $3.0 billion in unrestricted cash, cash equivalents and short-term investments, which is $553 million higher than at December 31, 2006. At September 30, 2007, we also had $178 million of restricted cash, which is primarily collateral for estimated future workers' compensation claims, performance bonds, letters of credit and credit card processing contracts. Restricted cash at December 31, 2006 totaled $265 million.

Sources and Uses of Cash

Operating Activities. Cash flows provided by operations for the nine months ended September 30, 2007 were $1.1 billion compared to $896 million in the same period in 2006. The increase in cash flows provided by operations in 2007 compared to 2006 is primarily the result of an increase in operating income and advance ticket sales associated with increased capacity, partially offset by $111 million of profit sharing paid to our employees and $85 million of higher contributions to our defined benefit pension plans, both of which occurred in 2007.

Investing Activities. Cash flows provided by (used in) investing activities for the nine months ended September 30 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Capital expenditures	$(228)	$(235)	$ 7
Purchase of short-term investments, net	(157)	(48)	(109)
Purchase deposits paid in connection with future aircraft deliveries, net	(145)	(65)	(80)
Decrease (increase) in restricted cash, net	87	(6)	93
Proceeds from sale of Holdings shares, net	35	-	35
Proceeds from sale of Copa shares, net	-	156	(156)
Proceeds from sales of property and equipment	10	17	(7)
Other	-	1	(1)
	$(398)	$(180)	$(218)

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Capital expenditures for the full year 2007 are expected to be $435 million, or $645 million after considering aircraft purchase deposits to be paid, net of purchase deposits to be refunded. Projected capital expenditures for 2007 consist of $160 million of fleet expenditures, $215 million of non-fleet expenditures and $60 million for rotable parts and capitalized interest. The 2007 non-fleet expenditures include ground service equipment, terminal enhancements and a portion of the approximately $130 million we have committed to pay to acquire the right to use slots at London's Heathrow Airport that is payable in 2007.

During the nine months ended September 30, 2007, net purchase deposits paid were higher than in the first nine months of 2006 as the result of higher refunds in 2006 due to aircraft deliveries, offset by the pre-funding of $103 million of purchase deposits on Boeing aircraft in the first quarter of 2006.

The decrease in restricted cash is the result of the return of $67 million cash collateral in the first quarter of 2007 from our U.S. bank card processor, discussed in "Other Liquidity Matters" below, and the return of $26 million of workers' compensation collateral in the third quarter of 2007.

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

We expect to sell our interest in ARINC in the fourth quarter of 2007, subject to customary closing conditions and certain other contingencies. Many of these conditions and contingencies are outside of our control, and we cannot give any assurances that the closing of the transaction will occur. Upon closing, we expect to receive cash proceeds of approximately $30 million.

On July 5, 2006, we sold 7.5 million shares of Copa's Class A common stock for $156 million in cash, net of underwriting fees. This sale reduced our ownership of Copa's Class A common stock to 4.4 million shares, which represented a 10% interest. We recognized a gain of $92 million related to this transaction.

Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended September 30 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Payments on long-term debt and capital lease obligations	$(337)	$ (647)	$ 310
Proceeds from issuance of long-term debt	25	372	(347)
Proceeds from issuance of common stock pursuant to stock plans	30	53	(23)
	$(282)	$(222)	$ (60)

Cash flows used in financing activities increased due to lower issuances of debt in the first nine months of 2007, partially offset by lower repayments in 2007. In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

Proceeds from the issuance of long-term debt in the first nine months of 2007 relate to the refinancing of debt secured by three 737-500 aircraft. Proceeds from the issuance of long-term debt in the first nine months of 2006 include $320 million related to the refinancing of floating rate debt secured by our spare parts inventory that was originally due to mature in 2007.

During the first nine months of 2007, we incurred $190 million of floating rate indebtedness pursuant to existing finance agreements secured by two 777-200ER aircraft that were delivered in March and April 2007. This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014. The loans bear interest at LIBOR plus a blended margin of approximately 1.9% per year. The commitments under these finance agreements are now fully funded.

On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We expect to apply the financing to 30 of the 33 Boeing 737 aircraft scheduled to be delivered in 2008, although we may instead choose to substitute certain Boeing 737 aircraft scheduled to be delivered in the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft. These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not our assets and interest earned on the proceeds as well as any unused proceeds will be distributed directly to the certificate holders. As we take delivery of each aircraft, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

In addition, we have manufacturer backstop financing for up to 22 (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for at least two (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009, any of the ten Boeing 737 aircraft scheduled to be delivered after 2009 or the 25 Boeing 787 aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

Other Liquidity Matters

Financeable Assets. At September 30, 2007, we had approximately $5.1 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our remaining interest in Copa, which had a market value of $175 million at September 30, 2007, is not pledged as collateral under any of our debt, although there are contractual limitations on our ability to dispose of this asset. We were in compliance with all debt covenants at September 30, 2007.

Credit Ratings. At September 30, 2007, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's. While Moody's upgraded our senior unsecured debt rating from Caa1 in March 2007, our credit ratings remain significantly below-investment grade. Although we obtained favorable terms in the April 2007 issuance of $1.1 billion in pass through certificates (discussed above under "Sources and Uses of Cash"), our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $179 million under our U.S. bank card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $42 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Bank Card Processing Agreement. Our U.S. bank card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, taxes, depreciation, amortization, aircraft rentals and income from other companies, adjusted for special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $654 million of cash collateral, which would materially adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility. During the first quarter of 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first nine months of 2007, we contributed $261 million to our defined benefit pension plans. We contributed an additional $75 million to our defined benefit pension plans in October 2007, bringing our total contributions during 2007 to $336 million. This amount exceeds our minimum funding requirements of $187 million during the current calendar year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2006 Form 10-K except as follows:

Aircraft Fuel. As of September 30, 2007, we had hedged approximately 30% and 10% of our projected fuel requirements for the fourth quarter of 2007 and the first quarter of 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.22 per gallon and a weighted average put price of $2.06 per gallon. At September 30, 2007, the fair value of our fuel hedges was $11 million and is included in prepayments and other current assets in our consolidated balance sheet. Of this total, $2 million was ineffective and recognized as other nonoperating income in the third quarter of 2007. This ineffectiveness arises because our heating oil collars have experienced a higher increase in value than the jet fuel being hedged. We estimate that a 10% increase in the price of heating oil at September 30, 2007 would increase the fair value related to the fuel hedges outstanding at that date by $30 million.

Foreign Currency. At September 30, 2007, we have forward contracts outstanding to hedge the following cash inflows from passenger ticket sales in foreign currencies:

  Approximately 35% of our projected British pound-denominated ticket sales through the first quarter of 2008
  Approximately 14% of our projected euro-denominated ticket sales through the fourth quarter of 2007
  Approximately 33% of our projected Canadian dollar-denominated ticket sales through the fourth quarter of 2008
  Approximately 35% of our projected Japanese yen-denominated ticket sales through the fourth quarter of 2007

A uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contracts at September 30, 2007 (in millions):
	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

British pound	$ 4	$15	$(11)
Euro	1	9	(8)
Canadian dollar	3	25	(22)
Japanese yen	3	9	(6)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 7, 2007, Ronald A. Katz Technology Licensing, L.P. filed a lawsuit in the U.S. District Court for the Eastern District of Texas alleging that Continental infringes certain patents relating to automated telephone call processing systems. The plaintiff is seeking unspecified monetary damages, trebling of damages based on alleged willful infringement, attorney's fees and injunctive relief. On June 20, 2007, the case, which includes numerous other defendants, was transferred to the U.S. District Court for the Central District of California for consolidated or coordinated pretrial proceedings. We believe the plaintiff's claims are without merit and we are vigorously defending this lawsuit, which is currently in the initial pleading stage. A final adverse court decision awarding substantial money damages or imposing material restrictions on our ability to operate our existing automated telephone call processing systems could have a material adverse effect on our results of operations, financial condition or liquidity.

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

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors have announced aggressive plans to expand into international markets, including some destinations that we currently serve. Additionally, the recent "open skies" agreement between the U.S. and the European Union will become effective on March 30, 2008 and could result in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers. In addition, Air France-KLM, Delta Air Lines and Northwest Airlines have filed for anti-trust immunity seeking permission to form a new trans-Atlantic joint venture among those airlines and the coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta Air Lines announced in October 2007, in connection with such application for anti-trust immunity, their plans for a joint venture beginning in March 2008 that will initially cover all trans-Atlantic flights between the airlines' hubs and all flights between London's Heathrow Airport and any U.S. destination. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

Expanded government regulation could further increase our operating costs and restrict our ability to conduct our business. Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and can adversely affect us. Additional laws, regulations, airport rates and charges and growth constraints have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. Recent "growth constraint" proposals would impose restrictions on the total number of flights that can be operated at congested airports or in congested airspace or, during periods of peak demand at congested airports, "congestion" fees or other forms of additional taxation.

The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environment concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment, including the imposition of additional taxes on airlines or their passengers. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, future actions that may be taken by the U.S. government, foreign governments (including the European Union), or the International Civil Aviation Organization to address concerns about climate change and air emissions from the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. Among those potential actions is the European Union's consideration of an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States.

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

The airline industry is heavily and punitively taxed. The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Certain of these fees and taxes must be included in the fares we advertise or quote to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the passenger. Further increases in fees and taxes may reduce demand for air travel and thus our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Amendments to Bylaws. On October 17, 2007, the Board of Directors (the "Board") of Continental Airlines, Inc. (the "Company") adopted and approved amendments to the Company's Bylaws (the "Bylaws") to: (i) reflect the pre-existing right under Delaware law of stockholders of the Company to act by written consent; (ii) provide that the Board may authorize the issuance of shares of common stock that are not represented by certificates ("Uncertificated Shares"); (iii) establish procedures concerning the issuance and transfer of Uncertificated Shares; and (iv) clarify the procedures for setting the date for determining the stockholders of record for stockholder meetings, stockholder actions by written consent, dividends, distributions and other rights. The Bylaw amendments relating to Uncertificated Shares were adopted to ensure the Company's eligibility to participate in the Direct Registration System administered by the Depository Trust Company, as required by the New York Stock Exchange listed company regulations effective January 1, 2008. Prior to these amendments, the Bylaws made no reference to Uncertificated Shares and did not expressly authorize the stockholders to act by written consent.

The amendments to the Bylaws took effect on October 17, 2007 in accordance with resolutions adopted by the Board. The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, as amended, which is filed as Exhibit 3.2 to this report.

Section 409A Amendments to Employment Agreements and Executive Benefit Plans. On October 15, 2007, the Human Resources Committee (the "Committee") of the Board approved and adopted, and the Company subsequently entered into, amended and restated employment agreements with each of the following "named executive officers" of the Company: Larry Kellner, Chairman and Chief Executive Officer, Jeff Smisek, President, Jim Compton, Executive Vice President Marketing, Jeff Misner, Executive Vice President and Chief Financial Officer, and Mark Moran, Executive Vice President Operations. The purpose of the amendments reflected in these amended and restated agreements was to bring such agreements into compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations thereunder ("Section 409A"). The amended and restated employment agreements are filed as Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to this report.

The Committee also adopted and approved on October 15, 2007, the First Amendment to the Continental Airlines, Inc. Annual Executive Bonus Program (as amended and restated through February 22, 2006) and the amended and restated Continental Airlines, Inc. Long-Term Incentive and RSU Program. The purpose of the amendments to these programs was to bring such programs into compliance with the requirements of Section 409A. The amendments to these programs are filed as Exhibits 10.7 and 10.8 to this report.

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

3.2	Bylaws of Continental, as amended through October 17, 2007.
10.1	Supplemental Agreement No. 43, dated July 18, 2007 to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company relating to the purchase of Boeing 737 aircraft. (1)
10.2*	Employment Agreement dated as of October 15, 2007 between Continental and Lawrence W. Kellner.
10.3*	Employment Agreement dated as of October 15, 2007 between Continental and Jeffery A. Smisek.
10.4*	Employment Agreement dated as of October 15, 2007 between Continental and James E. Compton.
10.5*	Employment Agreement dated as of October 15, 2007 between Continental and Jeffrey J. Misner.
10.6*	Employment Agreement dated as of October 15, 2007 between Continental and Mark J. Moran.
10.7*	First Amendment, dated as of October 15, 2007, to the Continental Airlines, Inc. Annual Executive Bonus Program (as amended and restated through February 22, 2006).
10.8*	Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through October 15, 2007).
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: October 18, 2007	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: October 18, 2007	by:	/s/ Chris Kenny
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

3.2	Bylaws of Continental, as amended through October 17, 2007.
10.1	Supplemental Agreement No. 43, dated July 18, 2007 to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company relating to the purchase of Boeing 737 aircraft. (1)
10.2*	Employment Agreement dated as of October 15, 2007 between Continental and Lawrence W. Kellner.
10.3*	Employment Agreement dated as of October 15, 2007 between Continental and Jeffery A. Smisek.
10.4*	Employment Agreement dated as of October 15, 2007 between Continental and James E. Compton.
10.5*	Employment Agreement dated as of October 15, 2007 between Continental and Jeffrey J. Misner.
10.6*	Employment Agreement dated as of October 15, 2007 between Continental and Mark J. Moran.
10.7*	First Amendment, dated as of October 15, 2007, to the Continental Airlines, Inc. Annual Executive Bonus Program (as amended and restated through February 22, 2006).
10.8*	Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through October 15, 2007).
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.