Form 10-K
period 2007-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2008-02-21
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer X Accelerated filer ___ Non-accelerated filer ___   Smaller reporting company ___
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $3.3 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Class                                                    Outstanding at February 11, 2008

Class B Common Stock, $.01 par value per share                    98,410,935 shares

__________________
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 11, 2008: PART III

PART I

Item 1. Business.

Overview

Continental Airlines, Inc., a Delaware corporation incorporated in 1980, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. The terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2007. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,900 daily departures. As of December 31, 2007, we flew to 134 domestic and 130 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 27 European cities, nine South American cities, Tel Aviv, Delhi, Mumbai, Hong Kong, Beijing and Tokyo as of December 31, 2007. In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 41 cities. Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other U.S. carrier.

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

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("New York Liberty"), in Houston, Texas at George Bush Intercontinental Airport ("Houston Bush") and in Cleveland, Ohio at Hopkins International Airport ("Cleveland Hopkins"). Each of our domestic hubs is located in a large business and population center, contributing to a large amount of "origin and destination" traffic. Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly. The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft. As of December 31, 2007, we operated 72% of the average daily departures from New York Liberty, 84% of the average daily departures from Houston Bush and 70% of the average daily departures from Cleveland Hopkins, in each case based on scheduled commercial passenger departures and including regional flights flown for us under capacity purchase agreements.

International Operations

We directly serve destinations throughout Europe, Canada, Mexico, Central and South America and the Caribbean, as well as Tel Aviv, Delhi, Mumbai, Hong Kong, Beijing and Tokyo. We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI. As measured by 2007 available seat miles, approximately 48% of our mainline operations is dedicated to international traffic.

New York Liberty is a significant international gateway for our operations. From New York Liberty, we served 27 cities in Europe, two cities in India, eight cities in Canada, six cities in Mexico, seven cities in Central America, four cities in South America, 18 Caribbean destinations, Tel Aviv, Hong Kong, Beijing and Tokyo at December 31, 2007. During 2007, we added service between New York Liberty and Athens, Greece and Mumbai, India. We plan to inaugurate service from New York Liberty and Houston Bush to London's Heathrow Airport at the end of March 2008, while continuing daily service from both hub airports to London's Gatwick Airport as well as seasonal service between Cleveland Hopkins and Gatwick. We expect to begin daily service between New York Liberty and Shanghai, China in the spring of 2009.

Houston Bush is the focus of our flights to destinations in Mexico and Central and South America. As of December 31, 2007, we flew from Houston Bush to 31 cities in Mexico, all seven countries in Central America, nine cities in South America, six Caribbean destinations, three cities in Canada, three cities in Europe and Tokyo.

At December 31, 2007, we flew from Cleveland Hopkins to three cities in Canada, one Caribbean destination and one city in Mexico. We also have seasonal service between Cleveland Hopkins and London and plan to begin seasonal service between Cleveland Hopkins and Paris in 2008.

From its hub operations based on the island of Guam, as of December 31, 2007, CMI provided service to eight cities in Japan, more than any other United States carrier, as well as other Pacific rim destinations, including Manila in the Philippines; Hong Kong; Cairns, Australia and Bali, Indonesia. CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968. CMI's route system is linked to the United States market through Hong Kong, Tokyo and Honolulu, each of which CMI serves non-stop from Guam.

See Item 8. "Financial Statements and Supplementary Data, Note 17 - Segment Reporting," for operating revenue by geographical area.

Alliances

We have alliance agreements, which are also referred to as codeshare agreements or cooperative marketing agreements, with other carriers. These relationships may include (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports) and (c) capacity purchase agreements. Our regional capacity purchase agreements are with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), Chautauqua Airlines, Inc., ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc., Champlain Enterprises, Inc. ("CommutAir") and Pinnacle Airlines Corp.'s subsidiary, Colgan Air, Inc. ("Colgan").

Except for the capacity purchase agreements listed above, all of our codeshare relationships are currently free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk. In contrast, in capacity purchase agreements, the marketing carrier purchases all seats on covered flights and is responsible for all scheduling, pricing and seat inventories. Some of our alliance relationships include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

See Item 8. "Financial Statements and Supplementary Data, Note 15 - Regional Capacity Purchase Agreements" for further discussion of our capacity purchase agreements.

We are a member of SkyTeam, a global alliance of airlines that offers greater destination coverage and the potential for increased revenue. SkyTeam members include Aeroflot, Aeromexico, Air France, Alitalia, China Southern, CSA Czech, Delta Air Lines, Inc. ("Delta"), KLM, Korean Air and Northwest Airlines, Inc. ("Northwest"), as well as associate members Copa Airlines of Panama ("Copa Airlines"), Kenya Airways and AirEuropa. As of December 31, 2007, SkyTeam members served 428 million passengers with over 16,400 daily departures to 841 global destinations in 162 countries. As a member of SkyTeam, we have bilateral codeshare, frequent flyer program participation and airport lounge access agreements with each of the SkyTeam members.

We also have domestic codesharing agreements with Hawaiian Airlines, Alaska Airlines, and Horizon Airlines. Additionally, we have codeshare agreements with Gulfstream International Airlines, Hyannis Air Service, Inc. ("Cape Air"), Colgan, Hawaii Island Air, Inc. ("Island Air") and American Eagle Airlines, who provide us with commuter feed traffic. We also have a train-to-plane alliance with Amtrak and a codeshare agreement with US Helicopter Corporation, which provides eight-minute shuttle service between Manhattan and our New York Liberty hub.

In addition to our domestic alliances, we seek to develop international alliance relationships that complement our own route system and permit expanded service through our hubs to major international destinations. International alliances assist in the development of our route structure by enabling us to offer more frequencies in a market, provide passengers connecting service from our international flights to other destinations beyond an alliance airline's hub and expand the product line that we may offer in a foreign destination. In addition to our agreements with the SkyTeam member airlines, we also currently have international codesharing agreements with Air Europa of Spain, Emirates (the flag carrier of the United Arab Emirates), EVA Airways Corporation (an airline based in Taiwan), Virgin Atlantic Airways, Copa Airlines and French rail operator SNCF. We own 10% of the common equity of Copa Holdings, S.A. ("Copa"), the parent of Copa Airlines and Aero Republica of Colombia.

Regional Operations

Our regional operations are conducted by other operators on our behalf, primarily under capacity purchase agreements. Our regional operations using regional jet aircraft are conducted under the name "Continental Express" by ExpressJet and Chautauqua and those using turboprop aircraft are conducted under the name "Continental Connection." As of December 31, 2007, our regional operators served 112 destinations in the U.S., 28 cities in Mexico, eight cities in Canada and one Caribbean destination on our behalf. We believe this regional service complements our operations by carrying traffic that connects onto our mainline jets and by allowing more frequent flights to smaller cities than could be provided economically with larger jet aircraft. Additional commuter feed traffic is currently provided to us by other alliance airlines, as discussed above.

We purchase available seat miles for a negotiated price under a capacity purchase agreement with ExpressJet (the "ExpressJet CPA"). We are responsible for all scheduling, pricing and seat inventories of ExpressJet's flights covered by the ExpressJet CPA. Therefore, we are entitled to all revenue associated with those flights and are responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses. In exchange for ExpressJet's operation of the flights and performance of other obligations under the ExpressJet CPA, we pay ExpressJet based on scheduled block hours (the hours from gate departure to gate arrival) in accordance with a formula designed to provide them initially with an operating margin of approximately 10% before taking into account performance incentive payments and variations in some costs and expenses that are generally controllable by ExpressJet, primarily wages, salaries and related costs. We assume the risk of revenue volatility associated with fares and passenger traffic, price volatility for specified expense items such as fuel and the cost of all distribution and revenue-related costs.

Under the ExpressJet CPA, we have the right every three years, upon no less than 12 months' notice to ExpressJet, to withdraw 25% of the then-remaining aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the ExpressJet CPA because of our belief that the rates charged to us by ExpressJet for regional capacity were above the current market. On May 5, 2006, ExpressJet notified us that it would retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the ExpressJet CPA. The withdrawal of the 69 aircraft began in December 2006 and was completed in the third quarter of 2007. ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease, although we remain responsible for all obligations under the head leases covering the 69 withdrawn aircraft. As each aircraft was withdrawn from the ExpressJet CPA, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet makes to us under the applicable aircraft sublease was automatically increased by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. We recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations.

The ExpressJet CPA currently expires on December 31, 2010, but allows us to terminate the agreement at any time upon 12 months' notice, or at any time without notice for "cause" (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the unilateral option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

During 2007, Chautauqua began providing and operating forty-four 50-seat regional jets as a Continental Express carrier to be phased in during the year, under a new capacity purchase agreement (the "Chautauqua CPA"). As of December 31, 2007, all 44 aircraft were being flown by Chautauqua for us. Under the Chautauqua CPA, we schedule and market all of our Continental Express regional jet service provided by Chautauqua. The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual escalations, for each block hour flown for its operation of the aircraft. Chautauqua supplies the aircraft that it operates under the agreement. The Chautauqua CPA has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft, with the first aircraft exiting the agreement in late 2008. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 17 aircraft, subject to the renewal terms of the related aircraft lease.

In February 2006, we entered into a capacity purchase agreement with Champlain Enterprises, Inc., doing business as CommutAir, (the "CommutAir CPA") to initially operate fourteen 19-seat Beechcraft B1900 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins beginning in May 2006. In August 2006, the CommutAir CPA was amended to require that the B1900 aircraft be replaced with sixteen 37-seat Bombardier Q200 twin-turboprop aircraft beginning in February 2007. The CommutAir CPA has a term of approximately six years and CommutAir supplies the aircraft that it operates under the agreement.

In February 2007, we selected Colgan to operate fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty starting in February 2008. Colgan operates the flights as a Continental Connection carrier under a capacity purchase agreement with us with a term of ten years. Colgan supplies the aircraft that it operates under the agreement.

Marketing

As with other major domestic hub-and-spoke carriers, a majority of our revenue comes from tickets sold by travel agents. Although we generally do not pay base commissions, we often negotiate compensation to travel agents based on their performance in selling our tickets. A significant portion of our revenue, including a significant portion of our higher yield traffic, is derived from bookings made through third party global distribution systems ("GDSs") used by many travel agents and travel purchasers. Over the past several years, we have focused on reducing our distribution costs, including GDS fees. In 2006, we entered into new content agreements with the operators of the four major GDSs, reducing our distribution costs. The agreements have terms of four or five years and provide that we will continue to make available our fares, seat availability, schedules and inventories through the GDSs.

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

Our website, continental.com, is our lowest cost distribution channel and recorded approximately $3.5 billion in ticket sales in 2007, a 19% increase over 2006. The site offers customers the ability to purchase and change tickets on-line, to check-in on-line and to have direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem reward travel) and Continental travel specials. Tickets purchased through our website accounted for 25% of our passenger revenue during 2007, compared with 22% in 2006 and 18% in 2005.

In 2007, we continued to expand our electronic ticketing, or e-ticket, product. E-tickets enhance our access to customer and revenue information. E-ticketed passengers have the ability to check-in at continental.com for all domestic and international travel. On-line check-in allows customers to obtain a boarding pass from their home, office or hotel up to 24 hours prior to departure and to proceed directly to security at the airport, bypassing the ticket counter and saving time. Passengers with baggage who check-in on-line may use special kiosks at our hub airports to check their bags rapidly. E-ticket passengers also can use self-service kiosks to check-in. Our customers have access to approximately 1,400 Continental self-service kiosks at 171 airports throughout our system, including all domestic airports we serve. During 2007, 70% of all check-ins were done on-line or at self-service kiosks.

During 2007, we announced a joint project with the Transportation Security Administration ("TSA") to be the first U.S. carrier to launch a paperless boarding pass pilot program that allows passengers to receive boarding passes electronically on their cell phones or PDAs, and use those devices to pass through security and board the aircraft. The new technology heightens the ability to detect fraudulent boarding passes while improving customer service and reducing paper use.

We were one of the first U.S. airlines to implement interline e-ticketing, allowing customers to use electronic tickets when their itineraries include travel on multiple carriers. At December 31, 2007, we had interline e-ticketing arrangements with 103 air carriers, and we intend to cease accepting paper tickets later in 2008.

We launched a carbon offsetting program, developed in partnership with non-profit Sustainable Travel International, in 2007. This program allows customers to view the carbon footprint of their booked itinerary and choose among a number of options to reduce the impact of carbon dioxide emissions of their flights. Customer contributions are made directly to Sustainable Travel International to fund the purchase of offsets, which are generated from sustainable development projects including reforestation, renewable energy and energy conservation. We receive no revenue related to this program.

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

At December 31, 2007, we had an outstanding liability associated with approximately 2.4 million free travel awards that were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $318 million at December 31, 2007. This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

During the year ended December 31, 2007, OnePass participants claimed approximately 1.5 million awards. Frequent flyer awards accounted for an estimated 7.2% of our total revenue passenger miles ("RPMs"). We believe displacement of revenue passengers by passengers who redeem rewards earned by flying on us is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

Our "EliteAccess" service is offered to OnePass members who hold Elite status, first class and BusinessFirst ticket holders and travelers with high yield coach tickets who qualify as "Elite for the Day." EliteAccess passengers receive preferential treatment in the check-in, boarding and baggage claim areas and have special security lanes at certain airports. We also provide a guarantee of no middle seat assignment for those passengers using a full-fare, unrestricted ticket.

Employees

As of December 31, 2007, we had approximately 45,610 employees, or 42,370 full-time equivalent employees, consisting of approximately 17,885 customer service agents, reservations agents, ramp and other airport personnel, 9,230 flight attendants, 6,365 management and clerical employees, 4,765 pilots, 3,995 mechanics and 130 dispatchers. Approximately 44% of our employees are represented by unions. The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental and CMI:
Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Flight Attendants	8,885	International Association of Machinists and Aerospace Workers ("IAM")	December 2009

Continental Pilots	4,765	Air Line Pilots Association International ("ALPA")	December 2008

Continental Mechanics	3,880	International Brotherhood of Teamsters ("Teamsters")	December 2008

CMI Fleet and Passenger Service Employees	450	Teamsters	November 2011

CMI Flight Attendants	345	IAM	December 2010

Continental Dispatchers	130	Transport Workers Union ("TWU")	December 2008

CMI Mechanics	115	Teamsters	December 2009

Continental Flight Simulator Technicians	40	TWU	December 2008

During 2007, we met with representatives from the Continental pilots' union to sign a protocol agreement that sets the stage for the parties to begin talks about changes to the pilots' contract that becomes amendable in December 2008. The agreement outlines the schedule, location and agenda for talks about the non-economic contract issues. Without the agreement, discussions on changes to the current contract would not have started until April 2008. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy.

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

Airports from time to time seek to increase the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal statutes, DOT and FAA regulations and judicial decisions. Under the Aviation Security Act, funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50, subject to a $5 per one-way trip cap. The Aviation Security Act also allows the TSA to assess an aviation security infrastructure fee on each airline up to the total amount spent by that airline on passenger and property screening in calendar year 2000 and, starting in fiscal year 2005, to impose a new methodology for calculating assessments. TSA has continued to assess this fee on airlines. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may do so again in the future. Most airports where we operate impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

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

The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York, O'Hare International Airport in Chicago ("O'Hare") and Ronald Reagan Washington National Airport in Washington, D.C. ("Washington National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Because of statutory mandate passed by Congress in 2000 in the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century, however, the FAA currently lacks authority to enforce regulatory slot restrictions at Kennedy, LaGuardia and O'Hare. To address concerns about airport congestion, the FAA has since issued orders to impose operating restrictions at Kennedy, LaGuardia and O'Hare. We also expect operating restrictions similar to those at Kennedy to be imposed by the FAA at New York Liberty. Given that we expect to be able to continue operating out of these airports with our existing access to gates and related facilities, the elimination of slot restrictions and the imposition of operating restrictions are not expected to have a material effect on us.

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

For a U.S. carrier to fly to any international destination that is not subject to an "open skies" agreement (meaning all carriers have access to any destination in a particular country), it must first obtain approval from both the U.S. and the foreign country where the destination is located, which is referred to as a "foreign route authority." Route authorities to some international destinations can be sold between carriers, and their value can vary because of limits on accessibility. For those international routes where there is a limit to the number of carriers or frequency of flights, studies have shown that these routes have more value than those without restrictions. To the extent foreign countries adopt open skies policies or otherwise liberalize or eliminate restrictions on international routes, those actions would increase competition and potentially decrease the value of a route. We cannot predict what laws, treaties and regulations relating to international routes will be adopted or their resulting impact on us, but the overall trend in recent years has been an increase in the number of open skies agreements and the impact of any future changes in governmental regulation of international routes could be significant.

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

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided those procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Some airports, including the major airports at Boston, Chicago, Los Angeles, San Diego, Orange County (California), Washington National, Denver and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations. In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports. Local authorities at other airports could consider adopting similar noise regulations. Some foreign airports, including major airports in countries such as the United Kingdom, France, Spain, Belgium, Germany and Japan, have adopted similar restrictions to limit noise, and in some instances our operations and costs have been adversely affected in the same manner as described above.

Item 1A. Risk Factors.

Overview

Although we have been profitable for the past two years, there are many factors that continue to threaten our operations, financial condition, results of operations and liquidity. These factors are discussed below.

Risk Factors Relating to the Company

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us. Expenditures for fuel and related taxes represent the largest single cost of operating our business. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in the cost of fuel. Although we experienced more success in 2007 than previously in raising ticket prices in response to record high fuel costs, we may not be able to raise fares or fuel surcharges further to offset high fuel prices. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel-efficient aircraft that are unprofitable during periods of higher fuel prices. We are also at risk for all of our regional carriers' fuel costs on flights flown for us under capacity purchase agreements, as well as a margin on ExpressJet's fuel costs (up to a negotiated cap of 71.2 cents per gallon) on flights flown for us under the ExpressJet CPA and a related fuel purchase agreement with ExpressJet.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as increasing demand by developing nations, conflicts or instability in the Middle East or other oil producing regions and diplomatic tensions between the U.S. and oil producing nations, as well as OPEC production curtailments, disruptions of oil imports, environmental concerns, weather, refinery outages or maintenance and other unpredictable events. For example, a major hurricane making landfall along the U.S. Gulf Coast could cause widespread disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of jet fuel and diminished availability of jet fuel supplies.

High jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition and liquidity.

Our labor costs may not be competitive. Labor costs constitute a significant percentage of our total operating costs. All of the major hub-and-spoke carriers with whom we compete have achieved significant labor cost reductions, whether in or out of bankruptcy. Even given the effect of pay and benefit cost reductions we implemented beginning in April 2005, we believe that our wages, salaries and benefits cost per available seat mile, measured on a stage length adjusted basis, will continue to be higher than that of many of our competitors. These higher labor costs may adversely affect our ability to sustain our profitability while competing with other airlines that have achieved lower relative labor costs.

Labor disruptions could adversely affect our operations. Although we enjoy generally good relations with our employees, we can provide no assurance that we will be able to maintain these good relations in the future or avoid labor disruptions. Our collective bargaining agreements have amendable dates beginning in December 2008. Any labor disruption that results in a prolonged significant reduction in flights would have a material adverse effect on our results of operations and financial condition.

Delays in scheduled aircraft deliveries may adversely affect our international growth. Our future success depends, in part, on continuing our profitable international growth. Because all of our long-range aircraft are already fully utilized, we will need to acquire additional long-range aircraft to continue our projected international growth. Although we have contractual commitments to purchase the long-range aircraft that we currently believe will be necessary for our international growth, if significant delays in the deliveries of these new aircraft occur, we would need to either curtail our international growth or try to make alternate arrangements to acquire aircraft, possibly on less financially favorable terms, including higher ownership and operating costs.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At December 31, 2007, we had approximately $5.0 billion (including current maturities) of long-term debt and capital lease obligations.

In addition, we have substantial commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. We have obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs, which we expect to apply to 30 of the 32 Boeing aircraft scheduled to be delivered to us in 2008, although we may instead choose to substitute certain Boeing 737-900ER aircraft scheduled to be delivered in the first quarter of 2009. In addition, we have manufacturer backstop financing for up to 18 (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for our other aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

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

Failure to meet our financial covenants would adversely affect our liquidity. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months. The liquidity covenant requires us to maintain a minimum level of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities. The agreement also requires us to maintain a minimum senior unsecured debt rating. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post additional cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance requirement under our $350 million secured term loan facility, resulting in a default under that facility.

Interruptions or disruptions in service at one of our hub airports could have a material adverse effect on our operations. We operate principally through our hub operations at New York Liberty, Houston Bush, Cleveland Hopkins and Guam. Substantially all of our flights either originate from or fly into one of these locations, contributing to a large amount of "origin and destination" traffic. A significant interruption or disruption in service at one of our hubs resulting from air traffic control delays, weather conditions or events, growth constraints, relations with third party service providers, failure of computer systems, labor relations, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, our business could be materially adversely affected.

If we experience problems with certain of our third party regional operators, our operations could be materially adversely affected. All of our regional operations are conducted by third party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report. In addition, we may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenue to us directly and indirectly (by feeding passengers from smaller cities to our hubs), a significant disruption to our regional operations could have a material adverse effect on our results of operations and financial condition.

A significant failure or disruption of the computer systems on which we rely could adversely affect our business. We depend heavily on computer systems and technology to operate our business, such as flight operations systems, communications systems, airport systems and reservations systems (including continental.com and third party global distribution systems). These systems could suffer substantial or repeated disruptions due to events beyond our control, including natural disasters, power failures, terrorist attacks, equipment or software failures, computer viruses or hackers. Any such disruptions could materially impair our flight and airport operations and our ability to market our services, and could result in increased costs, lost revenue and the loss or compromise of important data. Although we have taken measures in an effort to reduce the adverse effects of certain potential failures or disruptions, if these steps are not adequate to prevent or remedy the risks, our business may be materially adversely affected.

Our net operating loss carryforwards may be limited. At December 31, 2007, we had estimated net operating loss carryforwards ("NOLs") of $3.8 billion for federal income tax purposes that expire beginning in 2009 and continuing through 2025. The Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." If an ownership change had occurred as of December 31, 2007, our annual NOL utilization would have been limited to approximately $97 million per year, before consideration of any built-in-gains.

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

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve. Additionally, the recent "open skies" agreement between the U.S. and the European Union will become effective on March 30, 2008 and could result in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers. In addition, Air France-KLM, Delta Air Lines and Northwest Airlines have filed for anti-trust immunity seeking permission to form a new trans-Atlantic joint venture among those airlines and the coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta Air Lines announced in October 2007, in connection with this application for anti-trust immunity, their plans for a joint venture beginning in March 2008 that will initially cover all trans-Atlantic flights between the airlines' hubs and all flights between London's Heathrow Airport and any U.S. destination. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

The airline industry may experience further consolidation that may affect our business strategy. Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and may experience additional consolidation in the future. Our preference is to remain independent; however, we would evaluate our strategic options if the competitive environment were likely to change due to one or more consolidations or similar transactions within the U.S. airline industry. There are potential consolidations that could adversely affect our competitive position and that could cause us to respond by attempting to engage in a separate transaction. We routinely monitor developments in the industry and engage in analysis and discussions regarding our strategic position, including alliances, asset acquisitions and business combination transactions. We have had, and expect to continue to have, discussions with third parties, including other airlines, regarding strategic alternatives. We cannot predict whether consolidation will occur or the impact on us of any consolidation within the U.S. airline industry.

Our ability to engage in a business combination is currently restricted by our Series B preferred stock held by Northwest Airlines. Additionally, the ability of any third party to acquire us could be limited by our stockholder rights plan and Northwest's ability to block our redemption of the rights under certain circumstances. The execution of a definitive agreement by Northwest with respect to a transaction constituting a change of control of Northwest would, under certain circumstances, enable us to redeem the Series B preferred stock held by Northwest for a nominal sum, eliminating Northwest's right to prevent us from engaging in a business combination.

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

Moreover, the TSA has imposed additional measures affecting the contents of baggage that may be carried on an aircraft in response to the discovery in August 2006 of a terrorist plot targeting several airlines, including us. The TSA and other security regulators may impose other measures as necessary to respond to future threats.

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

The airline industry is heavily taxed. The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Certain of these fees and taxes must be included in the fares we advertise or quote to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the passenger. Further increases in fees and taxes may reduce demand for air travel and thus our revenues.

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

Public health threats affecting travel behavior could have a material adverse effect on the industry. Public health threats, such as the bird flu, Severe Acute Respiratory Syndrome (SARs) and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations and the worldwide demand for air travel. Any quarantine of personnel or inability to access our facilities or aircraft could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for air travel caused by public health threats in the future, may materially adversely affect our operations and financial results.

An economic downturn could result in less demand for air travel. Many economists have reported that the U.S. economy is slowing, and may be headed toward a recession. The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies. A recession in these economies could have a material adverse effect on our results of operations and financial condition. In addition, the declining value of the U.S. dollar relative to foreign currencies, such as the British pound, Japanese yen and the euro, increases the costs to U.S. residents of traveling internationally, thereby reducing the demand for air travel and potentially having a material adverse effect on us.

Our results of operations fluctuate due to seasonality and other factors associated with the airline industry. Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year for most U.S. air carriers. Our results of operations generally reflect this seasonality, but also have been impacted by numerous other factors that are not necessarily seasonal, including excise and similar taxes, weather and air traffic control delays, as well as the other factors discussed above. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Flight Equipment

As of December 31, 2007, we owned or leased 365 mainline jets and 274 regional jets. All mainline jets are operated exclusively by us. Of the 274 regional jets that we own or lease, 205 are leased or subleased to ExpressJet, and operated on our behalf under the ExpressJet CPA. The remaining 69 regional jet aircraft are subleased to ExpressJet, but are not operated on our behalf and, accordingly, are not included in the operating fleet table below. Additionally, our regional operating fleet includes 58 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of December 31, 2007:
						Seats in	Average
				Third-Party		Standard	Age
Aircraft Type	Total	Owned	Leased	Aircraft		Configuration	(In Years) (c)

Mainline:
777-200ER	20	8	12	-		283	7.6
767-400ER	16	14	2	-		235	6.3
767-200ER	10	9	1	-		174	6.8
757-300	17	9	8	-		216	5.3
757-200	41	13	28	-		175	10.9
737-900	12	8	4	-		167	6.3
737-800	105	32	73	-		157	6.5
737-700	36	12	24	-		124	9.0
737-500	60	12	48	-		114	11.8
737-300	48	20	28	-		124	21.2
Total mainline	365	137	228	-			10.0

Regional:
ERJ-145XR	60	-	60	-		50
ERJ-145	135	18	97	20	(a)	50
ERJ-135	30	-	30	-		37
CRJ200LR	24	-	-	24	(a)	50
Q200	11	-	-	11	(b)	37
Beech1900	3	-	-	3	(b)	19
Total regional	263	18	187	58

Total	628	155	415	58
  Operated by Chautauqua under a capacity purchase agreement.
  Operated by CommutAir under a capacity purchase agreement.
  Not presented for regional segment due to use of third-party aircraft.

Most of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Fleet Activity. During 2007, we took delivery of two new 777-200ER aircraft. Although we did not take delivery of any new regional aircraft, we began regional service with a third party who is operating 44 of its aircraft on our behalf. We also removed 67 regional aircraft from our capacity purchase agreement with ExpressJet and we are now subleasing such aircraft, together with the two regional jets we removed during 2006, to ExpressJet outside the scope of the ExpressJet CPA.

During 2007, we entered into agreements to sell 15 owned Boeing 737-500 aircraft. We also entered into an agreement to terminate the leases and arranged for the sale of five leased Boeing 737-500 aircraft. We delivered three of the owned aircraft in the fourth quarter. The remaining 17 aircraft are scheduled for delivery to the purchasers by the end of 2008. We will operate each aircraft until shortly before its delivery date. These transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the closing of these transactions will occur.

In February 2007, we selected Colgan to operate fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty starting in February 2008. Colgan operates the flights under a capacity purchase agreement with us with a term of ten years. Colgan supplies the aircraft that it operates under the agreement.

Firm Order and Option Aircraft. As of December 31, 2007, we had firm commitments for 91 new Boeing aircraft scheduled for delivery from 2008 through 2013, with an estimated aggregate cost of $5.1 billion including related spare engines. In addition to our firm order aircraft, we had options to purchase a total of 93 additional Boeing aircraft as of December 31, 2007.

On February 20, 2008, we reached agreement with The Boeing Company to order additional Boeing 777 and 737 aircraft. With these additional orders, but excluding the five previously ordered Boeing 737 aircraft delivered to us in the period from January 1, 2008 through February 20, 2008, we have firm commitments for 111 new aircraft (78 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery between February 20, 2008 and the end of 2013, with an estimated aggregate cost of $6.3 billion including related spare engines. We also have options to purchase a total of 102 additional Boeing aircraft as of February 20, 2008.

Facilities

Our principal facilities are located at New York Liberty, Houston Bush, Cleveland Hopkins and A.B. Won Pat International Airport in Guam. Substantially all of these facilities are leased on a net-rental basis, as we are responsible for maintenance, insurance and other facility-related expenses and services. At each location, we generally have multiple leases covering different types of facilities, and those leases have expiration dates ranging from 2008 to 2030.

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

Item 3. Legal Proceedings.

Legal Proceedings

Legal Proceedings. During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remained in the two cases. On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly. The plaintiffs have filed a motion for reconsideration in the lower court as well as a notice of appeal with the Sixth Circuit Court of Appeals. In each of these cases, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

In 1999, we purchased property located near our New York Liberty hub in Elizabeth, New Jersey from Honeywell International, Inc. ("Honeywell") with certain environmental indemnification obligations by us to Honeywell. We did not operate the facility located on or make any improvements to the property. In 2005, we sold the property to Catellus Commercial Group, LLC ("Catellus") and, in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us. On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency ("EPA") potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property and seeking study costs. In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions, Inc. ("Tierra Solutions") against Honeywell relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act. We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to the EPA and Tierra Solutions claims and Honeywell has invoked arbitration procedures under its sale and purchase agreement with us. Catellus has agreed to indemnify and defend us in connection with the EPA and Tierra Solutions claims, including any arbitration with Honeywell.

At December 31, 2007, we had an accrual for estimated costs of environmental remediation throughout our system of $36 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2007. Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our Class B common stock, which we refer to as our common stock, trades on the NYSE under the symbol "CAL." The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2007 and 2006.
		Class B Common Stock
		High	Low

2007	Fourth Quarter	$37.79	$21.59
	Third Quarter	$38.79	$26.21
	Second Quarter	$44.10	$32.00
	First Quarter	$52.40	$35.22

2006	Fourth Quarter	$46.29	$28.56
	Third Quarter	$32.04	$22.03
	Second Quarter	$31.03	$22.51
	First Quarter	$28.90	$16.74

As of February 11, 2008, there were approximately 19,510 holders of record of our common stock. We have paid no cash dividends on our common stock and have no current intention of doing so. Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit pension plan, measured from March 31, 2005. Through February 20, 2008, we have made $445 million of contributions to this plan.

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

Equity Compensation Plans

See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans as of December 31, 2007.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following table sets forth the selected financial data of the Company derived from our consolidated financial statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and the Company's consolidated financial statements and notes thereto contained in Item 8. "Financial Statements and Supplementary Data."
	Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data (in millions except per share data) (1):
Operating revenue	$14,232	$13,128	$11,208	$9,899	$9,001

Operating expenses	13,545	12,660	11,247	10,137	8,813

Operating income (loss)	687	468	(39)	(238)	188

Income (loss) before cumulative effect of change in accounting principle	459	369	(68)	(409)	28

Cumulative effect of change in accounting principle	-	(26)	-	-	-

Net income (loss)	459	343	(68)	(409)	28

Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$ 4.73	$ 4.15	$(0.96)	$(6.19)	$0.43
Cumulative effect of change in accounting principle	-	(0.29)	-	-	-
Net income (loss)	$ 4.73	$ 3.86	$(0.96)	$(6.19)	$0.43

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$ 4.18	$ 3.53	$(0.97)	$(6.25)	$0.41
Cumulative effect of change in accounting principle	-	(0.23)	-	-	-
Net income (loss)	$ 4.18	$ 3.30	$(0.97)	$(6.25)	$0.41

  Includes the following special income (expense) items (in millions) for year ended December 31:
	2007	2006	2005	2004	2003

Operating revenue:
Change in expected redemption of frequent flyer mileage credits sold	$ -	$ -	$ -	$ -	$ 24

Operating (expense) income:
Gain on sales of aircraft and aircraft-related (charges) credits	22	18	16	(87)	(86)
Pension settlement/curtailment charges	(31)	(59)	(83)	-	-
Pilot long-term disability charge	(4)	-	-	-	-
Surrender of stock price based RSU awards	-	14	-	-	-
Termination of 1993 service agreement with United Micronesia Development Association	-	-	-	(34)	-
Frequent flyer reward redemption cost adjustment	-	-	-	(18)	-
Security fee reimbursement	-	-	-	-	176
Severance and other special charges	-	-	-	-	(14)

Nonoperating income:
Gains on investments	37	92	204	-	305

Income tax expense:
Increase in deferred tax asset valuation allowance	(104)	-	-	-	-

Cumulative effect of change in accounting principal	-	(26)	-	-	-

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data (in millions):
Unrestricted cash, cash equivalents and short-term investments	$2,803	$2,484	$ 1,957	$ 1,458	$ 1,430

Total assets	12,105	11,308	10,529	10,511	10,620

Long-term debt and capital lease obligations	4,366	4,859	5,057	5,167	5,558

Stockholders' equity	1,550	347	226	155	727

Selected Operating Data

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 79 or fewer seats (for turboprops). As of December 31, 2007, the regional segment was operated by ExpressJet, Chautauqua and CommutAir through capacity purchase agreements.
	Year Ended December 31,
	2007	2006	2005	2004	2003

Mainline Operations:
Passengers (thousands) (1)	50,960	48,788	44,939	42,743	40,613
Revenue passenger miles (millions) (2)	84,309	79,192	71,261	65,734	59,165
Available seat miles (millions) (3)	103,139	97,667	89,647	84,672	78,385
Passenger load factor (4)	81.7%	81.1%	79.5%	77.6%	75.5%
Cargo ton miles (millions)	1,037	1,075	1,018	1,026	917

Passenger revenue per available seat mile (cents)	10.46	9.96	9.32	8.82	8.79
Total revenue per available seat mile (cents)	11.65	11.17	10.46	9.83	9.81
Average yield per revenue passenger mile (cents) (5)	12.80	12.29	11.73	11.37	11.64
Average fare per revenue passenger	$214.03	$201.78	$188.67	$177.90	$172.83

Cost per available seat mile, including special charges (cents) (6)	10.83	10.56	10.22	9.84	9.53
Average price per gallon of fuel, including fuel taxes (cents)	217.53	206.35	177.55	119.01	91.40
Fuel gallons consumed (millions)	1,542	1,471	1,376	1,333	1,257

Actual aircraft in fleet at end of period (7)	365	366	356	349	355
Average length of aircraft flight (miles)	1,450	1,431	1,388	1,325	1,270
Average daily utilization of each aircraft (hours) (8)	11:34	11:07	10:31	9:55	9:19

Regional Operations:
Passengers (thousands) (1)	17,970	18,331	16,076	13,739	11,445
Revenue passenger miles (millions) (2)	9,856	10,325	8,938	7,417	5,769
Available seat miles (millions) (3)	12,599	13,251	11,973	10,410	8,425
Passenger load factor (4)	78.2%	77.9%	74.7%	71.3%	68.5%
Passenger revenue per available seat mile (cents)	17.48	17.16	15.67	15.09	15.31
Average yield per revenue passenger mile (cents) (5)	22.35	22.03	20.99	21.18	22.35
Actual aircraft in fleet at end of period (7)	263	282	266	245	224

Consolidated Operations:
Passengers (thousands) (1)	68,930	67,119	61,015	56,482	52,058
Revenue passenger miles (millions) (2)	94,165	89,517	80,199	73,151	64,934
Available seat miles (millions) (3)	115,738	110,918	101,620	95,082	86,810
Passenger load factor (4)	81.4%	80.7%	78.9%	76.9%	74.8%
Passenger revenue per available seat mile (cents)	11.23	10.82	10.07	9.51	9.42
Average yield per revenue passenger mile (cents) (5)	13.80	13.41	12.76	12.36	12.60
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.
  Includes operating expense special items noted in (1) under "Statement of Operations Data" above. These special items increased (decreased) mainline cost per available seat mile by 0.01, 0.03, 0.07, 0.16 and (0.11) in each of the five years, respectively.
  Excludes aircraft that were removed from service. Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft operated by ExpressJet outside the scope of the ExpressJet CPA.
  The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the information contained in Item 1A. "Risk Factors" and the audited consolidated financial statements and the notes thereto included under Item 8. "Financial Statements and Supplementary Data" of this annual report.

Overview

We recorded net income of $459 million for the year ended December 31, 2007, as compared to net income of $343 million for the year ended December 31, 2006. The improvement in net income for 2007 was primarily the result of higher revenue. However, our results for the year were adversely impacted by a significant increase in fuel prices and a special non-cash charge of $104 million to increase our deferred tax asset valuation allowance. The increase in fuel prices in recent years has caused most U.S. domestic carriers to reduce capacity and increase fares.

2007 Financial Highlights

  Operating revenue grew 8.4% during 2007 as compared to 2006 due to more flights, higher load factors and increased domestic and international yields.
  Operating income, a key measure of our performance, increased 46.8% during 2007 as compared to 2006 due to increased operating revenue.
  Unrestricted cash, cash equivalents and short-term investments exceeded $2.8 billion at December 31, 2007.

2007 Operational Highlights

  Consolidated traffic increased 5.2% and capacity increased 4.3% during 2007 as compared to 2006, resulting in a consolidated load factor of 81.4%, 0.7 points above the prior year consolidated load factor.
  We continued our international expansion, adding new nonstop service between New York Liberty and Athens, Greece and Mumbai, India.
  Despite operating a large number of flights in the congested New York airspace and having record traffic levels, we recorded a DOT on-time arrival rate of 74.3% for Continental mainline flights and a systemwide mainline segment completion factor of 99.2% for the year.
  We took delivery of two Boeing 777 aircraft.
  Sales on continental.com, our lowest cost distribution channel, totaled $3.5 billion, an increase of 19% over 2006.

Outlook

Although we have been profitable for the past two years, there are many industry-specific factors that could have a material effect on our results of operations and financial condition in 2008 and thereafter. Among the most significant of these factors are fuel costs, economic conditions, industry consolidation, competition, labor and other costs and capacity.

Fuel Costs. High fuel prices continue to increase our costs and diminish our profitability. Although we have recently experienced some success raising ticket prices (including fuel surcharges) in response to record high fuel costs, further increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations, financial condition and liquidity. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers. Based on our expected fuel consumption in 2008, a one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $45 million, holding the refining margin constant and before considering the impact of our fuel hedging program. As of December 31, 2007, we had hedged approximately 20% and 5% of our projected fuel requirements for the first and second quarters of 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.44 per gallon and a weighted average put price of $2.28 per gallon.

Economic Conditions. Many economists have reported that the U.S. economy is slowing, and may be headed toward a recession. The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies. A recession in these economies could have a material adverse effect on our results of operations and financial condition. In addition, the declining value of the U.S. dollar relative to foreign currencies, such as the British pound, Japanese yen and the euro, increases the costs to U.S. residents of traveling internationally, thereby reducing the demand for air travel and potentially having a material adverse effect on us.

Industry Consolidation. Recent media reports have indicated that Delta Air Lines is considering a consolidation or other similar transaction with Northwest Airlines or another major U.S. carrier. Our preference is to remain independent, but certain consolidations could adversely affect our competitive position. Our ability to engage in a business combination is currently restricted by our Series B preferred stock held by Northwest Airlines. However, the execution of a definitive agreement by Northwest providing for a change of control of Northwest would, under certain circumstances, eliminate these restrictions. Although we cannot predict whether consolidation will occur or the impact on us of any consolidation within the U.S. airline industry, we are prepared to move quickly and aggressively to defend and protect the interests of all of our stakeholders, including our stockholders, employees, customers and the communities we serve.

Competition. Competition in most of our domestic markets from low-cost carriers, as well as our response to this competition, continues to result in increased capacity and reduced yields in many of those markets. In addition, several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve, resulting in lower yields and/or load factors in affected markets. The "open skies" agreement between the U.S. and the European Union, which becomes effective on March 30, 2008, will also result in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers.

The "open skies" agreement, while potentially increasing our competition, is also expected to enhance our ability to compete with European and U.S. airlines that have historically provided service from London's Heathrow Airport to destinations in the U.S. We have acquired slots at Heathrow, and we plan to inaugurate service from New York Liberty and Houston Bush to Heathrow at the end of March 2008, while continuing daily service from both hub airports to London's Gatwick Airport as well as seasonal service between Cleveland Hopkins and Gatwick.

In addition, Air France-KLM, Delta Air Lines and Northwest Airlines have filed for anti-trust immunity seeking permission to form a new trans-Atlantic joint venture among those airlines and the coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta Air Lines announced in October 2007, in connection with this application for anti-trust immunity, their plans for a joint venture beginning in March 2008 that will initially cover all of their trans-Atlantic flights between the airlines' hubs and all of their flights between London's Heathrow Airport and any U.S. destination.

Labor and Other Costs. Our ability to sustain our profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure. The collective bargaining agreements with our pilots, mechanics and certain other work groups become amendable beginning in December 2008, and we began discussions with our pilots' union in 2007 on the non-economic contract issues pursuant to our protocol agreement with them. We cannot predict the outcome of our negotiations with our pilots and mechanics, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us. We have implemented $1.6 billion of annual cost-cutting and revenue-generating measures since 2002, $500 million of which was achieved through our 2005 pay and benefit cost reductions. Additionally, during 2007 we completed additional initiatives related to contracts with major suppliers. These new initiatives, along with several other smaller initiatives, should reduce our costs by approximately $100 million annually when fully implemented. We began to realize a portion of these additional savings beginning in the fourth quarter of 2007.

Capacity. We currently intend to grow our mainline capacity between 2% and 3% in 2008. Over the long run, we are targeting mainline capacity growth of between 5% and 7% annually, although actual growth may differ from these targets in any given year. Specific factors reflected in these capacity growth targets are as follows:

  In 2008, we expect to decrease our domestic mainline capacity slightly compared to 2007. In the international market, we plan to inaugurate service from our hubs at Houston Bush and New York Liberty to London's Heathrow Airport at the end of March 2008, as discussed above.
  In 2009, our expected mainline capacity growth includes the commencement of daily service between New York Liberty and Shanghai, China in the spring of 2009.
  The first three deliveries of our 25 Boeing 787 aircraft on firm order are currently scheduled for 2009. Boeing recently announced that its initial Boeing 787 deliveries would begin in early 2009, as opposed to the originally scheduled initial delivery date of May 2008. Boeing has not informed us of the effect, if any, this latest delay will have on our scheduled deliveries; however, it is possible that our deliveries could be significantly delayed. Our mainline capacity growth for 2009 and thereafter may be reduced below the target range if there are significant delays in the scheduled deliveries of our Boeing 787 aircraft, particularly if we are unable to make alternative arrangements to acquire long-range aircraft on commercially acceptable terms.

Our ability to achieve our targeted capacity growth will be subject to, among other things, any capacity constraints imposed on our operations. The FAA has designated several airports, including New York's John F. Kennedy Airport ("Kennedy") and LaGuardia Airport ("LaGuardia"), as "high density traffic airports." To address concerns about airport congestion, the FAA has imposed operating restrictions at Kennedy and LaGuardia. We expect operating restrictions similar to those at Kennedy to be imposed by the FAA at New York Liberty. Although we do not believe that the anticipated operating restrictions will have a material effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or other restrictions on our operations that might be imposed by the FAA or other regulators, agencies or Congress.

Results of Operations

Special Items. The comparability of our financial results between years is affected by a number of special items. Our results for each of the last three years included the following special items (in millions):
	Income (Expense)
	2007	2006	2005

Gain on sale of aircraft and aircraft-related charges (1)	$ 22	$ 18	$ 16
Pension settlement/curtailment charges (2)	(31)	(59)	(83)
Pilot long-term disability charge (1)	(4)	-	-
Surrender of stock price based RSU awards (3)	-	14	-
Gains on sale or dispositions of investments (4):
ARINC	30	-	-
ExpressJet	7	-	98
Copa	-	92	106
Deferred tax asset valuation allowance (5)	(104)	-	-
Cumulative effect of change in accounting principle (SFAS 123R) (3)	-	(26)	-
	$ (80)	$ 39	$137
  See Note 12 to our consolidated financial statements included in Item 8.
  See Note 10 to our consolidated financial statements included in Item 8.
  See Note 8 to our consolidated financial statements included in Item 8.
  See Note 13 to our consolidated financial statements included in Item 8.
  See Note 11 to our consolidated financial statements included in Item 8.

Comparison of Year Ended December 31, 2007 to December 31, 2006

Consolidated Results of Operations

Significant components of our consolidated operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating revenue	$14,232	$13,128	$1,104	8.4%
Operating expenses	13,545	12,660	885	7.0%
Operating income	687	468	219	46.8%
Nonoperating income (expense)	(121)	(99)	22	22.2%
Income taxes	(107)	-	(107)	NM
Cumulative effect of change in accounting principle	-	(26)	26	NM

Net income	$ 459	$ 343	$ 116	33.8%

NM - Not meaningful

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the year ended December 31, 2007 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Revenue	% Increase (Decrease) in 2007 vs 2006
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$ 5,731	5.9%	1.3%	4.5%
Trans-Atlantic	2,577	23.6%	10.4%	11.9%
Latin America	1,510	12.4%	9.8%	2.4%
Pacific	974	9.7%	8.6%	1.1%
Total Mainline	10,792	10.9%	5.0%	5.6%

Regional	2,203	(3.1)%	1.9%	(4.9)%

Total	12,995	8.3%	3.8%	4.3%

Cargo	453	(0.9)%
Other	784	17.4%

Operating revenue	$14,232	8.4%

Passenger revenue increased due to increased traffic and several fare increases. Along with other domestic airlines, we attempted to raise fares to offset fuel price increases. The fare increases were successful in part due to less capacity in domestic markets from reduced flying by competitors. Consolidated RASM increased year-over-year due to higher yields and load factors. The improved RASM reflects our actions taken to improve the mix of local versus flow traffic and reduce discounting. Consolidated RASM was adversely affected by our reduction in regional flying, which historically has had significantly higher RASM than our mainline flying due to the shorter stage length of regional flights.

Cargo revenue decreased due to a reduction in the volume of mail carried for the U.S. Postal Service. Other revenue increased as a result of higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and $79 million of rental income on aircraft leased to ExpressJet but not operated for us during 2007.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the year ended December 31 (in millions, except percentage changes):
	2007	2006	Increase (Decrease)	% Increase

Aircraft fuel and related taxes	$ 3,354	$3,034	$320	10.5%
Wages, salaries and related costs	3,127	2,875	252	8.8%
Regional capacity purchase, net	1,793	1,791	2	0.1%
Aircraft rentals	994	990	4	0.4%
Landing fees and other rentals	790	764	26	3.4%
Distribution costs	682	650	32	4.9%
Maintenance, materials and repairs	621	547	74	13.5%
Depreciation and amortization	413	391	22	5.6%
Passenger services	389	356	33	9.3%
Special charges	13	27	(14)	NM
Other	1,369	1,235	134	10.9%
	$13,545	$12,660	$885	7.0%

Operating expenses increased 7.0% primarily due to the following:

  Aircraft fuel and related taxes increased due to higher fuel prices and a 5.6% increase in mainline capacity. The average jet fuel price per gallon including related taxes increased from $2.06 in 2006 to $2.18 in 2007. Fuel expense includes gains related to our fuel hedging program of $31 million in 2007. There was a negative impact of $40 million to fuel expense related to losses from hedging activity in 2006.
  Wages, salaries and related costs increased primarily due to a 3.7% increase in the average number of full time equivalent employees necessary to support our growth and an increase of $72 million for profit sharing and on-time performance incentive expenses.
  Regional capacity purchase, net includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consisted of the following for the year ended December 31 (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Capacity purchase expenses	$1,379	$1,461	$(82)	(5.6)%
Fuel and fuel taxes	680	663	17	2.6%
Aircraft sublease income	(266)	(333)	(67)	(20.1)%

Regional capacity purchase, net	$1,793	$1,791	$ 2	0.1%

The net expense was higher in 2007 than in 2006 primarily due to higher fuel expense. Fuel expense increased 2.6% over the 2006 expense as a result of higher fuel prices. Sublease income was lower in 2007 as 67 aircraft were removed from our service. Sublease income of $79 million on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA is recorded as other revenue. These factors were offset by a decrease in regional capacity, which was attributable to reduced flying by ExpressJet, partially offset by new capacity provided by Chautauqua.

  Maintenance, materials and repairs increased primarily due to higher engine maintenance costs, driven by increased flight activity and the timing of engine overhauls. In addition, contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet. The costs of component repairs and expendable materials increased primarily due to the aging of our fleet and the timing of overhauls for more costly components, including landing gears.
  Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses.
  Special charges in 2007 consisted of a $31 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and a $22 million gain on the sale of three Boeing 737-500 aircraft. Additionally, we recorded a $4 million increase to the liability for the long-term disability plan for our pilots related to a change in the mandatory retirement age for our pilots from age 60 to 65. This change was signed into law on December 13, 2007. Special charges in 2006 consisted of $59 million of similar non-cash pension settlement charges, a $14 million credit related to our officers' voluntary surrender of stock price based restricted stock unit ("RSU") awards and an $18 million credit attributable to a reduction of our allowance for future lease payments and return conditions on permanently grounded MD-80 aircraft following negotiated settlements with aircraft lessors.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies, gains from dispositions of investments and any ineffectiveness of our derivative financial instruments. Total nonoperating expense increased $22 million in 2007 compared to 2006 due to the following:

  Net interest expense decreased $18 million primarily as a result of increased interest income on our higher cash balances.
  Income from other companies, which included our equity in the earnings of Copa and Holdings and income related to our tax sharing agreement with Holdings in 2006, was $43 million lower in 2007 as compared to 2006 as a result of our reduced ownership interests in Holdings and Copa and a decrease in income recognized from our tax sharing agreement with Holdings.
  Hedge ineffectiveness gains related to our fuel hedges totaled $14 million during 2007. This ineffectiveness arose because our heating oil collars experienced a higher increase in value than the jet fuel being hedged. Hedge ineffectiveness was not material in 2006.
  Gain on sale of investments in 2007 consisted of $30 million related to the sale of our interest in ARINC, Inc. ("ARINC") and $7 million related to the sale of substantially all of our remaining interest in Holdings. In 2006, we recognized a gain of $92 million related to the sale of 7.5 million shares of Copa's Class A common stock.

Income Taxes. In the fourth quarter of 2007, we recorded a special non-cash tax charge of $104 million to increase the deferred tax asset valuation allowance to be fully reserved for certain NOLs, expiring in 2008 through 2011, which more likely than not will not be fully realized prior to their expiration. Additional income tax expense of $3 million during 2007 is attributable to state and foreign income taxes. Because we have fully utilized NOLs that had not been previously benefited during 2004 and 2005, we will begin recording income tax expense in 2008.

Cumulative Effect of Change in Accounting Principle. Stock price based RSU awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," ("SFAS 123R") on January 1, 2006, we had recognized no liability or expense related to our stock price based RSU awards because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to our outstanding stock price based RSU awards at that date, which reduced 2006 earnings by $26 million. The final stock price based RSU awards were paid out in January 2008. Following this payout, there are no stock price based RSU awards outstanding.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 79 or fewer seats (for turboprops). As of December 31, 2007, the regional segment was operated by ExpressJet, Chautauqua and CommutAir through capacity purchase agreements. Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory. In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas. Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Mainline Results of Operations. Significant components of our mainline segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

	2007	2006	Increase (Decrease)	% Increase (Decrease)

Operating revenue	$12,018	$10,907	$1,111	10.2%

Operating expenses:
Aircraft fuel and related taxes	3,354	3,034	320	10.5%
Wages, salaries and related costs	3,073	2,830	243	8.6%
Aircraft rentals	680	678	2	0.3%
Landing fees and other rentals	738	720	18	2.5%
Distribution costs	583	541	42	7.8%
Maintenance, materials and repairs	621	547	74	13.5%
Depreciation and amortization	400	378	22	5.8%
Passenger services	374	341	33	9.7%
Special charges	13	27	(14)	NM
Other	1,335	1,218	117	9.6%
	11,171	10,314	857	8.3%

Operating income	$ 847	$ 593	$ 254	42.8%

The variances in specific line items for the mainline segment were due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating revenue	$2,214	$2,221	$ (7)	(0.3)%

Operating expenses:
Wages, salaries and related costs	54	45	9	20.0%
Regional capacity purchase, net	1,793	1,791	2	0.1%
Aircraft rentals	314	312	2	0.6%
Landing fees and other rentals	52	44	8	18.2%
Distribution costs	99	109	(10)	(9.2)%
Depreciation and amortization	13	13	-	-
Passenger services	15	15	-	-
Other	34	17	17	100.0%
	2,374	2,346	28	1.2%

Operating loss	$(160)	$ (125)	$ 35	28.0%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs. The variances in material line items for the regional segment reflect generally the same factors discussed under consolidated results of operations.

Comparison of Year Ended December 31, 2006 to December 31, 2005

Consolidated Results of Operations

Significant components of our consolidated operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Operating revenue	$13,128	$11,208	$1,920	17.1%
Operating expenses	12,660	11,247	1,413	12.6%
Operating income	468	(39)	507	NM
Nonoperating income (expense)	(99)	(29)	70	NM

Cumulative effect of change in accounting principle	(26)	-	(26)	NM

Net income	$ 343	$ (68)	$411	NM

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the year ended December 31, 2006 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Revenue	% Increase (Decrease) in 2006 vs 2005
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$5,413	13.4%	7.9%	5.1%
Trans-Atlantic	2,085	20.3%	3.0%	16.9%
Latin America	1,343	23.7%	9.5%	13.0%
Pacific	888	15.6%	7.6%	7.4%
Total Mainline	9,729	16.4%	6.9%	8.9%

Regional	2,274	21.2%	9.5%	10.7%

Total	12,003	17.3%	7.4%	9.1%

Cargo	457	9.9%
Other	668	19.9%

Operating revenue	$13,128	17.1%

Passenger revenue increased due to increased capacity, increased traffic and several fare increases. Consolidated RASM increased year-over-year due to higher yields and load factors. The improved RASM reflects our actions taken to improve the mix of local versus flow traffic and reduce discounting.

Cargo revenue increased due to higher freight and mail volumes and increases in freight fuel surcharges. Other revenue increased due principally to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and passenger service fees.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the year ended December 31 (in millions, except percentage changes):
	2006	2005	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$3,034	$2,443	$ 591	24.2%
Wages, salaries and related costs	2,875	2,649	226	8.5%
Regional capacity purchase, net	1,791	1,572	219	13.9%
Aircraft rentals	990	928	62	6.7%
Landing fees and other rentals	764	708	56	7.9%
Distribution costs	650	588	62	10.5%
Maintenance, materials and repairs	547	455	92	20.2%
Depreciation and amortization	391	389	2	0.5%
Passenger services	356	332	24	7.2%
Special charges	27	67	(40)	NM
Other	1,235	1,116	119	10.7%
	$12,660	$11,247	$1,413	12.6%

Operating expenses increased 12.6% primarily due to the following:

  Aircraft fuel and related taxes increased due to a significant rise in fuel prices combined with an 8.9% increase in mainline ASMs. The average jet fuel price per gallon including related taxes increased from $1.78 in 2005 to $2.06 in 2006. Fuel expense includes losses related to our fuel hedging program of $40 million in 2006. We had no fuel hedges in place during 2005.
  Wages, salaries and related costs increased primarily due to $115 million in profit sharing expense and related payroll taxes, an increase in our average number of employees to support our growth and $83 million additional stock-based compensation expense in 2006 related to stock options and stock price based RSU awards following the adoption of SFAS 123R and expense related to profit based RSU awards granted in 2006, partially offset by pay and benefit reductions and work rule changes for flight attendants and certain CMI work groups.
  Regional capacity purchase, net consisted of the following for the year ended December 31 (in millions, except percentage changes):

			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

Capacity purchase expenses	$1,461	$1,351	$110	8.1%
Fuel and fuel taxes	663	531	132	24.9%
Aircraft sublease income	(333)	(310)	23	7.4%

Regional capacity purchase, net	$1,791	$1,572	$219	13.9%

Regional capacity purchase, net increased due to a 10.7% increase in regional ASMs and increased fuel prices, offset in part by lower block hour rates.

  Maintenance, materials and repairs increased primarily due to a higher volume of scheduled airframe maintenance overhauls, which is driven by aircraft age. In addition, contractual engine repair rates escalated in accordance with their contracts due to the aging of our fleet. Component repair costs increased as a result of aircraft aging and increased flight hours.
  Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses.
  Special charges in 2006 consisted of $59 million related to lump sum distributions from our pilot-only defined benefit pension plan. Additionally, on February 1, 2006, our officers voluntarily surrendered their vested stock price based RSU awards with a performance period ending March 31, 2006, resulting in a $14 million reduction of special charges. The remaining balance of special charges recognized during 2006 is attributable to our permanently grounded MD-80 aircraft. We reduced our accruals for future lease payments and return conditions by $18 million following negotiated settlements with aircraft lessors. In 2005, we recorded special charges of $67 million, which consisted primarily of a curtailment charge of $43 million related to the freezing of the portion of our defined benefit pension plan attributable to pilots, a $40 million settlement charge related to lump-sum distributions from the pilot-only defined benefit pension plan and a $16 million reduction of our accrual for exit costs related to permanently grounded aircraft.

Nonoperating Income (Expense). Total nonoperating expense increased $70 million in 2006 compared to 2005 due to the following:

  Net interest expense (interest expense less interest income and capitalized interest) decreased $74 million in 2006 due to higher interest income resulting from higher interest rates and higher cash balances as well as lower interest expense resulting from lower debt balances, partially offset by higher rates on variable-rate debt.
  Income from other companies was $29 million lower in 2006 as compared to 2005 as a result of our reduced ownership interests in Copa and Holdings and less income from our tax sharing agreement with Holdings.
  Gain on sale of investments in 2006 was $92 million related to the sale of 7.5 million shares of Copa's Class A common stock. In 2005, we recognized gains of $98 million related to the contribution of 12.1 million shares of Holdings common stock to our primary defined benefit pension plan and $106 million related to the sale of a portion of our investment in Copa.

Income Taxes. Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses for 2005 were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income in 2006 because we utilized a portion of the NOLs for which we had not previously recognized a benefit.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS 123R effective January 1, 2006. Upon adoption, we recognized a cumulative effect of change in accounting principle to record our liability related to our outstanding stock price based RSU awards at that date, reducing 2006 earnings by $26 million.

Segment Results of Operations

Mainline Results of Operations. Significant components of our mainline segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

	2006	2005	Increase (Decrease)	% Increase (Decrease)

Operating revenue	$10,907	$9,377	$1,530	16.3%

Operating expenses:
Aircraft fuel and related taxes	3,034	2,443	591	24.2%
Wages, salaries and related costs	2,830	2,605	225	8.6%
Aircraft rentals	678	640	38	5.9%
Landing fees and other rentals	720	667	53	7.9%
Distribution costs	541	494	47	9.5%
Maintenance, materials and repairs	547	455	92	20.2%
Depreciation and amortization	378	378	-	-
Passenger services	341	318	23	7.2%
Special charges	27	67	(40)	NM
Other	1,218	1,095	123	11.2%
	10,314	9,162	1,152	12.6%

Operating income	$ 593	$ 215	$ 378	175.8%

The variances in specific line items for the mainline segment were due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

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

Liquidity and Capital Resources

As of December 31, 2007, we had $2.8 billion in unrestricted cash, cash equivalents and short-term investments, which is $319 million higher than at December 31, 2006. At December 31, 2007, we also had $179 million of restricted cash, which was primarily collateral for estimated future workers' compensation claims, performance bonds, letters of credit and credit card processing contracts. Restricted cash at December 31, 2006 totaled $265 million.

Sources and Uses of Cash

Operating Activities. Cash flows provided by operations for the year ended December 31, 2007 were $1.1 billion, an increase of $75 million over 2006. The increase in cash flows provided by operations in 2007 compared to 2006 is primarily the result of an increase in operating income and advance ticket sales associated with increased capacity, partially offset by $111 million of profit sharing paid to our employees in 2007 and $90 million more of contributions to our defined benefit pension plans in 2007 as compared to 2006.

Investing Activities. Cash flows provided by (used in) investing activities for the year ended December 31 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Capital expenditures	$(445)	$(300)	$(145)
Purchase deposits paid in connection with future aircraft deliveries, net	(219)	(81)	(138)
Purchase of short-term investments, net	(314)	(127)	(187)
Proceeds from sale of investments, net	65	156	(91)
Proceeds from sales of property and equipment	67	10	57
Decrease (increase) in restricted cash, net	86	(24)	110
	$(760)	$(366)	$(394)

Capital expenditures for 2007 were $445 million, or $664 million after considering aircraft purchase deposits to be paid, net of purchase deposits to be refunded. Capital expenditures for 2007 consisted of $128 million of fleet expenditures, $253 million of non-fleet expenditures and $64 million for rotable parts and capitalized interest. The 2007 non-fleet expenditures included ground service equipment, terminal enhancements and $116 million for summer slots we acquired at London's Heathrow Airport. Capital expenditures for 2008 are expected to be in the range of $538 million to $688 million, which includes $93 million that we expect to pay for winter slots we have agreed to acquire at Heathrow. While some of our projected capital expenditures are related to projects we have committed to, a significant number of projects can be deferred. Should economic conditions warrant, we will scale back our capital expenditures, and will be able to do so without materially impacting our operations.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of December 31, 2007, we had firm commitments for 91 new Boeing aircraft scheduled for delivery from 2008 through 2013, with an estimated aggregate cost of $5.1 billion including related spare engines. In addition to our firm order aircraft, we had options to purchase a total of 93 additional Boeing aircraft as of December 31, 2007.

On February 20, 2008, we reached agreement with The Boeing Company to order additional Boeing 777 and 737 aircraft. With these additional orders, but excluding the five previously ordered Boeing 737 aircraft delivered to us in the period from January 1, 2008 through February 20, 2008, we have firm commitments for 111 new aircraft (78 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery between February 20, 2008 and the end of 2013, with an estimated aggregate cost of $6.3 billion including related spare engines. We also have options to purchase a total of 102 additional Boeing aircraft as of February 20, 2008.

Net purchase deposits paid were higher in 2007 than in 2006 as the result of higher refunds in 2006 due to aircraft deliveries, offset by the pre-funding of $103 million of purchase deposits on Boeing aircraft in the first quarter of 2006.

In January 2007, we sold substantially all of our shares of Holdings common stock to third parties for cash proceeds of $35 million. We also sold our interest in ARINC in the fourth quarter of 2007 for cash proceeds of $30 million.

In July 2006, we sold 7.5 million shares of Copa's Class A common stock for $156 million in cash, net of underwriting fees. This sale reduced our ownership of Copa's Class A common stock to 4.4 million shares, which represented an approximate 10% interest as of such date.

Sales of property and equipment in 2007 included the sale of three aircraft. During 2007, we entered into agreements to sell 15 owned Boeing 737-500 aircraft. We also entered into an agreement to terminate the leases and arranged for the sale of five leased Boeing 737-500 aircraft. We delivered three of the owned aircraft in the fourth quarter and received cash proceeds of $44 million. The remaining 17 aircraft are scheduled for delivery to the purchasers by the end of 2008.

The decrease in restricted cash is the result of the return of $67 million cash collateral from our U.S. bank card processor, discussed in "Other Liquidity Matters" below, and the return of $26 million of workers' compensation collateral in 2007.

Financing Activities. Cash flows provided by (used in) financing activities for the year ended December 31 were as follows (in millions):
			Cash
			Increase
	2007	2006	(Decrease)

Payments on long-term debt and capital lease obligations	$ (429)	$ (948)	$519
Proceeds from issuance of long-term debt	26	574	(548)
Proceeds from issuance of common stock pursuant to stock plans	35	82	(47)
	$(368)	$(292)	$ (76)

Cash flows used in financing activities increased due to lower issuances of debt in 2007, partially offset by lower repayments in 2007. In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

Proceeds from the issuance of long-term debt in 2007 relate to the refinancing of debt secured by three Boeing 737-500 aircraft. Proceeds from the issuance of long-term debt in 2006 include $320 million related to the refinancing of floating rate debt secured by our spare parts inventory that was originally due to mature in 2007.

During 2007, we incurred $190 million of floating rate indebtedness pursuant to existing finance agreements secured by two Boeing 777-200ER aircraft that were delivered in March and April 2007. This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014. The loans bear interest at LIBOR plus a blended margin of approximately 1.9% per year. The commitments under these finance agreements are now fully funded.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs, which we expect to apply to 30 of the 32 Boeing 737 aircraft scheduled to be delivered to us in 2008, although we may instead choose to substitute certain Boeing 737-900ER aircraft scheduled to be delivered in the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft. These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

As we take delivery of each of the 30 aircraft in 2008 or 2009, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. As of February 20, 2008, we have taken delivery of five aircraft and recorded related debt of $191 million. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

In addition, we have manufacturer backstop financing for up to 18 (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order, including the aircraft we ordered on February 20, 2008. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

In July 2006, our 5% Convertible Notes due 2023 with a principal amount of $175 million became convertible into shares of our common stock at a conversion price of $20 per share. If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered. All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2010, 2013 or 2018. We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof. However, if we are required to repurchase all or a portion of the notes, our policy is to settle the notes in cash. Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

Other Liquidity Matters

Financeable Assets. At December 31, 2007, we had approximately $5.0 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and most of our otherwise readily financeable assets are encumbered. However, our remaining interest in Copa, which had a market value of $164 million at December 31, 2007, is not pledged as collateral under any of our debt, although there are contractual limitations on our ability to dispose of this asset.

Auction Rate Securities. We held $387 million of student loan-related auction rate securities at December 31, 2007 ($285 million in short-term investments and $102 million in restricted cash). These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities held by us are senior obligations under the applicable indentures authorizing the issuance of such securities. While all of the auctions involving all of the securities were successful during January 2008, auctions involving $128 million of these securities failed in February 2008, resulting in our continuing to hold such securities. As of February 20, 2008, including the securities involved in failed auctions, we held $314 million of these auction rate securities ($237 million in short-term investments and $77 million in restricted cash).

Debt Covenants. We and CMI have loans under a $350 million secured term loan facility. The loans are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets. The loans bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 3.375% and are due in June 2011. The facility requires us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents. If we fail to maintain a minimum balance of unrestricted cash and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans.

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

In connection with our $320 million notes secured by spare parts inventory, we entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the $190 million senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined. We must also maintain a certain level of rotable components within the spare parts collateral pool. These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool. If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions. We are currently in compliance with these covenants.

Credit Ratings. At December 31, 2007, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's. While Moody's upgraded our senior unsecured debt rating from Caa1 in March 2007, our credit ratings remain significantly below investment grade. Although we obtained favorable terms in the April 2007 issuance of $1.1 billion in pass through certificates (discussed above under "Sources and Uses of Cash"), our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $152 million under our U.S. bank card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $42 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Bank Card Processing Agreement. Our U.S. bank card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $565 million of cash collateral, which would materially adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility. During 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Liquidity and Credit Support Providers. We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 228 leased and owned mainline jet aircraft, certain spare engines and certain spare parts. Typically, these pass-through certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs. The liquidity providers for these certificates include the following: CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Morgan Stanley Bank, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V., De Nationale Investeringsbank N.V. and RZB Finance LLC.

We are also the issuer of pass-through certificates secured by 135 leased regional jet aircraft currently operated by ExpressJet. The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $485 million at December 31, 2007. The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date. Policy providers on these notes are Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC). Financial information for the parent company of Ambac Assurance Corporation is available over the internet at the SEC's website at www.sec.gov or at the SEC's public reference room in Washington, D.C. and financial information for FGIC is available over the internet at www.fgic.com. A policy provider is also used as credit support for the financing of certain facilities at Houston Bush, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $50 million at December 31, 2007.

Contractual Obligations. The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our future cash flows (in millions):

Contractual Obligations	Payments Due						Later Years
	Total	2008	2009	2010	2011	2012

Debt and leases:
Long-term debt (1)	$ 6,526	$ 926	$ 796	$ 897	$ 1,201	$ 563	$2,143
Capital lease obligations (1)	524	46	16	16	16	16	414
Aircraft operating leases (2)	9,809	1,082	1,023	997	946	898	4,863
Nonaircraft operating leases (3)	6,513	443	423	390	383	474	4,400

Other:
Capacity purchase agreements (4)	2,816	1,273	953	180	82	65	263
Aircraft and other purchase commitments (5)	5,472	1,180	1,185	987	740	725	655
Projected pension contributions (6)	533	140	55	10	10	11	307

Total (7)	$32,193	$5,090	$4,451	$3,477	$3,378	$2,752	$13,045
  Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2007.
  Represents contractual amounts due and excludes $3.8 billion of projected sublease income to be received from ExpressJet.
  Represents minimum contractual amounts.
  Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreements and does not include the portion of the underlying obligations for aircraft leased to ExpressJet or deemed to be leased from Chautauqua, CommutAir or Colgan and facility rent that are disclosed as part of aircraft and nonaircraft operating leases. See Note 15 to our consolidated financial statements included in Item 8 of this report for the significant assumptions used to estimate the payments.
  Represents contractual commitments for firm order aircraft only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support. Amounts do not include commitments for aircraft ordered on February 20, 2008. See Note 18 to our consolidated financial statements included in Item 8 of this report for a discussion of our purchase commitments.
  Represents our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates. See "Critical Accounting Policies and Estimates" in this Item for a discussion of our assumptions regarding our pension plans.
  Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as credit card processing agreements and cost-per-hour engine maintenance agreements, or where short-term cancellation provisions exist.

We expect to fund our future capital and purchase commitments through internally generated funds, general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

Operating Leases. At December 31, 2007, we had 482 aircraft under operating leases, including 226 mainline aircraft, 187 regional jets operated for us by ExpressJet and 69 regional jets subleased to ExpressJet but not operated under the ExpressJet CPA. These leases have remaining lease terms ranging up to 17 years. In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment. The obligations for these operating leases are not included in our consolidated balance sheets. Our total rental expense for aircraft and non-aircraft operating leases was $994 million and $535 million, respectively, in 2007.

Regional Capacity Purchase Agreements. Our most significant capacity purchase agreement is with ExpressJet. The ExpressJet CPA provides that we purchase, in advance, available seat miles from ExpressJet for a negotiated price, and we are at risk for reselling the available seat miles at market prices. We are currently in negotiations with ExpressJet concerning the block hour rates for 2008 and other related matters.

In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the capacity purchase agreement because of our belief that the rates charged by ExpressJet for regional capacity were above the current market. On May 5, 2006, ExpressJet notified us that it would retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the ExpressJet CPA. The withdrawal of the 69 aircraft began in December 2006 and was completed in the third quarter of 2007. ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease, although we remain responsible for all obligations under the head leases covering the 69 withdrawn aircraft. As each aircraft was withdrawn from the ExpressJet CPA, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet makes to us under the applicable aircraft sublease was automatically increased by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. We recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations. See Item 8. Financial Statements and Supplementary Data, Note 15, for details of our regional capacity purchase agreement.

During 2007, Chautauqua began providing and operating forty-four 50-seat regional jets as a Continental Express carrier to be phased in during the year under the Chautauqua CPA. As of December 31, 2007, all 44 aircraft are being flown by Chautauqua for us. Under the Chautauqua CPA, we schedule and market all of our Continental Express regional jet service provided by Chautauqua. The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual escalations, for each block hour flown for its operation of the aircraft. Chautauqua supplies the aircraft that it operates under the agreement. The Chautauqua CPA has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft, with the first aircraft exiting the agreement in late 2008. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 17 aircraft, subject to the renewal terms of the related aircraft lease.

In February 2006, we entered into a capacity purchase agreement with CommutAir to initially operate fourteen 19-seat Beechcraft B1900 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins beginning in May 2006. In August 2006, the CommutAir CPA was amended to require that the B1900 aircraft be replaced with sixteen 37-seat Bombardier Q200 twin-turboprop aircraft beginning in February 2007. The CommutAir CPA has a term of approximately six years and CommutAir supplies the aircraft that it operates under the agreement.

In February 2007, we selected Colgan to operate fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty starting in February 2008. Colgan operates the flights under a capacity purchase agreement with us with a term of ten years. Colgan supplies the aircraft that it operates under the agreement.

Guarantees and Indemnifications. We are the guarantor of approximately $1.7 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability discussed below. These bonds, issued by various municipalities and other governmental entities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies. The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $200 million of these obligations are accounted for as capital leases.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $135 million at December 31, 2007 and having a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2007 in the amount of $53 million. These letters of credit and performance bonds have expiration dates through August 2011.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2007, we had $1.3 billion of floating rate debt and $288 million of fixed rate debt, with remaining terms of up to 11 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.4 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two Boeing 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two Boeing 757 aircraft expire in 2008 and have a carrying value of $26 million at December 31, 2007.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Environmental Matters. In 2001, the CRWQCB mandated a field study of the area surrounding our aircraft maintenance hangar in Los Angeles. The study was completed in September 2001 and identified jet fuel and solvent contamination on and adjacent to this site. In April 2005, we began environmental remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a workplan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports. Additionally, we could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site.

In 1999, we purchased property located near our New York Liberty hub in Elizabeth, New Jersey from Honeywell with certain environmental indemnification obligations by us to Honeywell. We did not operate the facility located on or make any improvements to the property. In 2005, we sold the property to Catellus and, in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us. On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with the EPA potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property and seeking study costs. In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act. We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to the EPA and Tierra Solutions claims and Honeywell has invoked arbitration procedures under its sale and purchase agreement with us. Catellus has agreed to indemnify and defend us in connection with the EPA and Tierra Solutions claims, including any arbitration with Honeywell.

At December 31, 2007, we had an accrual for estimated costs of environmental remediation throughout our system of $36 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2007. Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

We do have obligations arising out of variable interests in unconsolidated entities. See Note 14 to our consolidated financial statements included in Item 8 of this report for a discussion of our off-balance sheet aircraft leases, airport leases (which include the US Airways contingent liability), subsidiary trust and our capacity purchase agreement with ExpressJet.

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

Pension Plans. We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" ("SFAS 87") and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans totaling $191 million, $219 million and $280 million in 2007, 2006 and 2005, respectively, including settlement charges and a curtailment loss. We currently expect our expense related to our defined benefit pension plans to be approximately $90 million in 2008. This amount is lower than our expense in each of the past three years due to a reduction in the plans' under-funded status (discussed below) and higher investment returns on higher plan asset balances.

Our plans' under-funded status was $536 million at December 31, 2007 and $1.2 billion at December 31, 2006. This decrease was primarily the result of a change in the mandatory retirement age for our pilots from age 60 to 65, signed into law on December 13, 2007 and increases in the discount rate (discussed below) and the lump sum conversion interest rate used to determine our pension liability, as well as our contributions to the plans and returns on plan assets. Funding requirements for defined benefit pension plans are determined by government regulations. During 2007, we contributed $336 million to our defined benefit pension plans, which exceeded the minimum funding requirement of $187 million during that calendar year. We have contributed an additional $60 million to our defined benefit pension plans during the period from January 1, 2008 through February 20, 2008. We expect to contribute approximately $257 million to our defined benefit pension plans during 2008, but we have the flexibility to fund only the minimum requirement during that calendar year of approximately $140 million.

The fair value of our plans' assets increased from $1.5 billion at December 31, 2006 to $1.8 billion at December 31, 2007. When calculating pension expense for 2007, we assumed that our plans' assets would generate a long-term rate of return of 8.3%. We assumed a long-term rate of return for calculating pension expense in 2006 and 2005 of 8.5% and 9.0%, respectively. We adjusted our assumed long-term rate of return to reflect the impact that higher plan expenses and a shorter duration of expected payments in recent years has had on our long-term expectations. We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. Our projected long-term rate of return is slightly higher than some market indices due to the active management of our plans' assets, and is supported by the historical returns on our plans' assets. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the pension plans' investments are periodically rebalanced to our targeted allocation when considered appropriate. Our allocation of assets was as follows at December 31, 2007:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	49%	9%
International equities	22	9
Fixed income	22	7
Other	7	12

Pension expense increases as the expected rate of return on plan assets decreases. When calculating pension expense for 2008, we will assume that our plans' assets will generate a weighted-average long-term rate of return of 8.5%. The increase of 20 basis points over the rate used to determine 2007 expense is due to a reduction of plan expenses. Lowering the expected long-term rate of return on our plan assets by an additional 50 basis points (from 8.5% to 8.0%) would increase our estimated 2008 pension expense by approximately $10 million.

We discounted our future pension obligations using a weighted average rate of 6.31% at December 31, 2007, compared to 5.92% at December 31, 2006. We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. This approach can result in different discount rates for different plans, depending on each plan's projected benefit payments. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 6.31% to 5.81%) would increase our pension liability at December 31, 2007 by approximately $216 million and increase our estimated 2008 pension expense by approximately $27 million.

At December 31, 2007, we have unrecognized net actuarial losses of $567 million related to our defined benefit pension plans. Our estimated 2008 expense related to our defined benefit pension plans of $90 million includes the recognition of approximately $31 million of these losses.

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

The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic and frequent flyer liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

Ticket change fees relate to non-refundable tickets, but are considered a separate transaction from the air transportation because they represent a charge for our additional service to modify a previous order. Ticket change fees are recognized as other revenue in our consolidated statement of operations at the time the fees are assessed.

Frequent Flyer Accounting. For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed with us or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability. Changes in the liability are recognized as passenger revenue in the period of change.

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

During the year ended December 31, 2007, OnePass participants claimed approximately 1.5 million awards. Frequent flyer awards accounted for an estimated 7.2% of our total RPMs. We believe displacement of revenue passengers is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

At December 31, 2007, we estimated that approximately 2.4 million free travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $318 million at December 31, 2007. This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

Stock-Based Compensation. We have stock option and restricted stock unit ("RSU") awards outstanding which require management to make assumptions about the value of the awards in order to recognize the expense and, in the case of the RSU awards, the liabilities associated with those awards.

The fair value of options is determined at the grant date using a Black-Scholes-Merton option-pricing model, which requires us to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we historically have not paid dividends and have no current plans to do so in the future. The market price volatility of our common stock is based on the historical volatility of our common stock over a time period equal to the expected term of the option and ending on the grant date. The expected life of the options is based on our historical experience for various work groups. We recognize expense only for those option awards expected to vest, using an estimated forfeiture rate based on our historical experience. The forfeiture rate may be revised in future periods if actual forfeitures differ from our assumptions. A one percent decrease in the estimated forfeiture rate at December 31, 2007 would not have resulted in a material increase to wages, salaries and related costs.

The weighted-average fair value of options granted during 2007 was determined to be $16.95 per share, based on the following weighted-average assumptions:
Risk-free interest rate	4.9%
Dividend yield	0%
Expected market price volatility of our common stock	57%
Expected life of options (years)	3.9

At December 31, 2007, we had three outstanding awards of RSUs granted under our Long-Term Incentive and RSU Program: (1) stock price based RSU awards with a performance period ending December 31, 2007, (2) profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009 and (3) profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009.

Stock price based RSU awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. At December 31, 2007, the liability and related payment amounts were calculated based on the average closing price of our common stock for the 20 trading days immediately prior to the end of the performance period and an aggregate $29 million was paid out in January 2008. Following this payout, there are no stock price based RSU awards outstanding.

In 2006, we began to issue profit based RSU awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing under our enhanced employee profit sharing program during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target generally will be made in one-third annual increments to participants who remain continuously employed by us through each payment date. Payments also are conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance at the end of the fiscal year preceding the date any payment is made as set by the Human Resources Committee of our Board of Directors. If we do not achieve such cash hurdle applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit sharing-based performance target.

We account for the profit based RSU awards as liability awards. Once it is probable that a performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock. Our determination of the probable cumulative profit sharing pool is highly subjective and subject to change, due in large part to the risks and uncertainties inherent in our business. Moreover, because of the subjective nature of the assessment and those risks and uncertainties, projected operating results are heavily discounted in our probability analysis. As of December 31, 2007, we had achieved the highest cumulative profit sharing target for the profit based RSU awards with a performance period commencing April 1, 2006 and were, therefore, accruing expense based on a payment percentage of 337.5%. We had not achieved any of the cumulative profit sharing targets for the profit based RSU awards with a performance period commencing January 1, 2007, but we concluded that it was probable that we would achieve the entry level target for those awards during the performance period, resulting in an estimated payment percentage of 100%. If we had concluded that it was probable at December 31, 2007 that we would not achieve the entry level cumulative profit sharing target for those awards, wages, salaries and related costs would have decreased by $4 million in 2007. Conversely, if we had concluded that it was probable that we would achieve the next higher cumulative profit sharing target, wages, salaries and related costs attributable to those awards would have increased by $2 million in 2007. Holding the cumulative profit sharing pool target levels constant, a one dollar increase or decrease in the price of our common stock at December 31, 2007 would have resulted in a $4 million increase or decrease, respectively, in wages, salaries and related costs in 2007 attributable to all profit based RSU awards.

As of December 31, 2007, $65 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

Property and Equipment. As of December 31, 2007, the net carrying amount of our property and equipment was $6.6 billion, which represents 54% of our total assets. In addition to the original cost of these assets, the net carrying amount of our property and equipment is impacted by a number of accounting policy elections, including estimates, assumptions and judgments relative to capitalized costs, the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges. Our property and equipment accounting policies are designed to depreciate our assets over their estimated useful lives and residual values of our aircraft, reflecting both historical experience and expectations regarding future operations, utilization and performance of our assets.

In addition, our policies are designed to appropriately and consistently capitalize costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair and maintain the existing condition of our aircraft. Capitalized costs increase the carrying values and depreciation expense of the related assets, which also impact our results of operations.

Useful lives of aircraft are difficult to estimate due to a variety of factors, including technological advances that impact the efficiency of aircraft, changes in market or economic conditions and changes in laws or regulations affecting the airline industry. We evaluate the remaining useful lives of our aircraft when certain events occur that directly impact our assessment of the remaining useful lives of the aircraft and include changes in operating condition, functional capability and market and economic factors. Both depreciable lives and residual values are regularly reviewed for our aircraft and spare parts to recognize changes in our fleet plan and other relevant information. Jet aircraft and rotable spare parts are assumed to have estimated residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value. A one year increase in the useful lives of our owned aircraft would reduce annual depreciation expense by approximately $9 million while a one year decrease would increase annual depreciation expense by approximately $16 million. A one percent decrease in residual value of our owned aircraft would increase annual depreciation expense by approximately $1 million.

Impairments of Long-Lived Assets. We record impairment losses on long-lived assets, consisting principally of property and equipment and domestic airport operating rights, when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value if lower than the carrying value. In determining the fair market value of the assets, we consider market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows. There were no fleet impairment losses recorded during the three years ended December 31, 2007.

We also perform annual impairment tests on our routes and international airport landing slots, which are indefinite life intangible assets. These tests are based on estimates of discounted future cash flows, using assumptions consistent with those used for aircraft and airport operating rights impairment tests. We determined that we did not have any impairment of our routes at December 31, 2007. Beginning in 2008, we will also perform annual impairment tests on our slots at international airports, which have indefinite lives.

We provide an allowance for spare parts inventory obsolescence over the remaining useful life of the related aircraft, plus allowances for spare parts currently identified as excess. These allowances are based on our estimates and industry trends, which are subject to change and, where available, reference to market rates and transactions. The estimates are more likely to change when we near the end of a fleet life or when we remove entire fleets from service sooner than originally planned.

Related Party Transactions

See Note 16 to our consolidated financial statements included in Item 8 of this report for a discussion of related party transactions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments and Positions

We are subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to certain investments in debt and equity securities. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our consolidated financial statements included in Item 8 of this report for a description of our accounting policies and other information related to these financial instruments. We do not hold or issue derivative financial instruments for trading purposes.

Aircraft Fuel. Our results of operations are significantly impacted by changes in the price of aircraft fuel. During 2007 and 2006, mainline aircraft fuel and related taxes accounted for 30.0% and 29.4%, respectively, of our mainline operating expenses. Based on our expected fuel consumption in 2008, a one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $45 million, holding the refining margin constant and before considering the impact of our fuel hedging program.

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

As of December 31, 2007, we had hedged approximately 20% and 5% of our projected fuel requirements for the first and second quarters of 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.44 per gallon and a weighted average put price of $2.28 per gallon. At December 31, 2007, the fair value of our fuel hedges was $24 million and is included in prepayments and other current assets in our consolidated balance sheet. We estimate that a 10% increase in the price of heating oil at December 31, 2007 would increase the fair value related to the fuel hedges outstanding at that date by $28 million.

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

At December 31, 2007, we had forward contracts outstanding to hedge the following cash inflows from passenger ticket sales in foreign currencies:

  Approximately 25% of our projected British pound-denominated cash flows in 2008
  Approximately 39% of our projected Canadian dollar-denominated cash flows in 2008
  Approximately 43% of our projected Japanese yen-denominated cash flows in 2008

A uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contracts at December 31, 2007 (in millions):
	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

British pound	$ 9	$(31)	$(22)
Canadian dollar	4	(20)	(16)
Japanese yen	22	(35)	(13)

At December 31, 2006, we had forward contracts outstanding to hedge the following cash inflows from passenger ticket sales in foreign currencies:

  Approximately 48% of our projected British pound-denominated cash flows in 2007
  Approximately 32% of our projected euro-denominated cash flows in 2007

The fair value of these hedges was not material at December 31, 2007 or 2006.

Interest Rates. Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments). We had approximately $1.8 billion of variable-rate debt as of December 31, 2007 and December 31, 2006. If average interest rates increased by 100 basis points during 2008 as compared to 2007, our projected 2008 interest expense would increase by approximately $18 million after taking into account scheduled maturities.

As of December 31, 2007 and 2006, we estimated the fair value of $2.0 billion and $2.5 billion (carrying value) of our fixed-rate debt to be $1.9 billion and $2.8 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices. If market interest rates increased 100 basis points at December 31, 2007, the fair value of our fixed-rate debt would increase by approximately $35 million. Estimating the fair value of the remaining fixed-rate debt at December 31, 2007 and 2006, with a carrying value of $929 million and $924 million, respectively, was not practicable due to the large number of remaining debt instruments with relatively small carrying amounts.

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments. Assuming our cash, cash equivalents and short-term investments remain at their December 31, 2007 levels, a 100 basis point increase or decrease in interest rates would result in a corresponding increase or decrease in interest income of approximately $28 million during 2008.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 8 and 10 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," and, effective December 31, 2006, Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)", respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 20, 2008

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2007	2006	2005
Operating Revenue:
Passenger (excluding fees and taxes of $1,499, $1,369 and $1,176)	$12,995	$12,003	$10,235
Cargo	453	457	416
Other	784	668	557
	14,232	13,128	11,208
Operating Expenses:
Aircraft fuel and related taxes	3,354	3,034	2,443
Wages, salaries and related costs	3,127	2,875	2,649
Regional capacity purchase, net	1,793	1,791	1,572
Aircraft rentals	994	990	928
Landing fees and other rentals	790	764	708
Distribution costs	682	650	588
Maintenance, materials and repairs	621	547	455
Depreciation and amortization	413	391	389
Passenger services	389	356	332
Special charges	13	27	67
Other	1,369	1,235	1,116
	13,545	12,660	11,247

Operating Income (Loss)	687	468	(39)

Nonoperating Income (Expense):
Interest expense	(383)	(401)	(410)
Interest capitalized	27	18	12
Interest income	160	131	72
Income from other companies	18	61	90
Gains on dispositions of investments	37	92	204
Other, net	20	-	3
	(121)	(99)	(29)

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	566	369	(68)

Income Taxes	(107)	-	-

Income (Loss) before Cumulative Effect of Change in Accounting Principle	459	369	(68)

Cumulative Effect of Change in Accounting Principle	-	(26)	-

Net Income (Loss)	$ 459	$ 343	$ (68)

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2007	2006	2005
Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$4.73	$ 4.15	$(0.96)
Cumulative Effect of Change in Accounting Principle	-	(0.29)	-
Net Income (Loss)	$4.73	$ 3.86	$(0.96)

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$4.18	$ 3.53	$(0.97)
Cumulative Effect of Change in Accounting Principle	-	(0.23)	-
Net Income (Loss)	$4.18	$ 3.30	$(0.97)

Shares Used for Computation:
Basic	97	89	70
Diluted	114	111	70

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
ASSETS	2007	2006

Current Assets:
Cash and cash equivalents	$ 2,128	$ 2,123
Short-term investments	675	361
Total unrestricted cash, cash equivalents and short-term investments	2,803	2,484

Restricted cash	179	265
Accounts receivable, net of allowance for doubtful receivables of $7 and $7	606	582
Spare parts and supplies, net of allowance for obsolescence of $80 and $70	271	217
Deferred income taxes	259	165
Prepayments and other	443	416
Total current assets	4,561	4,129

Property and Equipment:
Owned property and equipment:
Flight equipment	7,182	6,973
Other	1,548	1,430
	8,730	8,403
Less: Accumulated depreciation	2,790	2,539
	5,940	5,864

Purchase deposits for flight equipment	414	183

Capital leases	297	303
Less: Accumulated amortization	93	87
	204	216
Total property and equipment, net	6,558	6,263

Routes	484	484
Airport operating rights, net of accumulated amortization of $362 and $348	222	120
Investment in other companies	69	81
Other assets, net	211	231

Total Assets	$12,105	$11,308

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 652	$ 574
Accounts payable	1,013	938
Air traffic and frequent flyer liability	1,967	1,712
Accrued payroll	545	387
Accrued other liabilities	272	323
Total current liabilities	4,449	3,934

Long-Term Debt and Capital Leases	4,366	4,859

Deferred Income Taxes	359	165

Accrued Pension Liability	534	1,149

Accrued Retiree Medical Benefits	235	203

Other	612	651

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 98,208,888 and 91,816,121 shares issued and outstanding	1	1
Additional paid-in capital	1,606	1,370
Retained earnings (accumulated deficit)	448	(11)
Accumulated other comprehensive loss	(505)	(1,013)
Total stockholders' equity	1,550	347
Total Liabilities and Stockholders' Equity	$12,105	$11,308

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$ 459	$ 343	$ (68)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	413	391	389
Special charges	13	27	67
Gains on dispositions of investments	(37)	(92)	(204)
Undistributed equity in income of other companies	(18)	(36)	(62)
Cumulative effect of change in accounting principle	-	26	-
Stock-based compensation related to equity awards	27	34	-
Deferred income taxes	101	-	-
Other, net	48	26	(18)
Changes in operating assets and liabilities:
Increase in accounts receivable	(29)	(70)	(56)
Increase in spare parts and supplies	(66)	(26)	(7)
(Increase) decrease in prepayments and other assets	16	(56)	(59)
Increase in accounts payable	71	104	88
Increase in air traffic and frequent flyer liability	255	237	318
(Decrease) increase in accrued pension liability and other	(120)	150	69
Net cash provided by operating activities	1,133	1,058	457
Cash Flows from Investing Activities:
Capital expenditures	(445)	(300)	(185)
Purchase deposits paid in connection with aircraft deliveries, net	(219)	(81)	(3)
(Purchase) sale of short-term investments, net	(314)	(127)	46
Proceeds from sale of investments, net.	65	156	172
Proceeds from sales of property and equipment	67	10	53
Decrease (increase) in restricted cash	86	(24)	(30)
Other	-	-	(2)
Net cash (used in) provided by investing activities	(760)	(366)	51
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(429)	(948)	(662)
Proceeds from issuance of long-term debt	26	574	436
Proceeds from issuance of common stock	35	82	227
Other	-	-	36
Net cash (used in) provided by financing activities	(368)	(292)	37
Net Increase in Cash and Cash Equivalents	5	400	545
Cash and Cash Equivalents - Beginning of Period	2,123	1,723	1,178
Cash and Cash Equivalents - End of Period	$2,128	$2,123	$1,723

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Year Ended December 31,
	2007	2006	2005
Supplemental Cash Flows Information:
Interest paid	$ 383	$ 382	$ 385
Income taxes paid (refunded)	$ 2	$ (1)	$ 2
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 190	$ 192	$ -
Contribution of ExpressJet Holdings stock to pension plan	$ -	$ -	$ 130
Common stock issued upon conversion of 4.5% Convertible Notes	$ 170	$ -	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)
				Retained	Accumulated
	Class B		Additional	Earnings	Other	Treasury
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stock,
	Shares	Amount	Capital	Deficit)	Loss	At Cost	Total

December 31, 2004	66	$ 1	$1,408	$ 474	$(587)	$(1,141)	$ 155

Net Loss	-	-	-	(68)	-	-	(68)
Other Comprehensive Loss:
Increase in additional minimum pension liability	-	-	-	-	(96)	-	(96)
Unrealized gain on derivative instruments	-	-	-	-	8	-	8
Total Comprehensive Loss							(156)

Issuance of common stock pursuant to stock offering	18	-	203	-	-	-	203
Issuance of common stock pursuant to stock plans	2	-	24	-	-	-	24
December 31, 2005	86	1	1,635	406	(675)	(1,141)	226

Net Income	-	-	-	343	-	-	343
Other Comprehensive Income:
Decrease in additional minimum pension liability	-	-	-	-	68	-	68
Unrealized loss on derivative instruments	-	-	-	-	(21)	-	(21)
Total Comprehensive Income							390

Issuance of common stock pursuant to stock plans	6	-	82	-	-	-	82
Stock-based compensation	-	-	34	-	-	-	34
Retirement of treasury stock	-	-	(381)	(760)	-	1,141	-
Impact of adoption of SFAS 158	-	-	-	-	(385)	-	(385)
December 31, 2006	92	1	1,370	(11)	(1,013)	-	347

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)

				Retained	Accumulated
	Class B		Additional	Earnings	Other	Treasury
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stock,
	Shares	Amount	Capital	Deficit)	Loss	At Cost	Total

Net income	-	-	-	459	-	-	459
Other comprehensive income:
Unrealized gain on derivative instruments	-	-	-	-	45	-	45
Net change related to employee benefit plans	-	-	-	-	463	-	463
Total Comprehensive Income							967

Conversion of 4.5% convertible notes	4	-	174	-	-	-	174
Issuance of common stock pursuant to stock plans	2	-	35	-	-	-	35
Stock-based compensation	-	-	27	-	-	-	27
December 31, 2007	98	$ 1	$1,606	$ 448	$ (505)	$ -	$1,550

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2007. Our primary regional capacity purchase agreements are with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), and Chautauqua Airlines, Inc., ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc. Our regional operations using regional jet aircraft are conducted under the name "Continental Express" and those using turboprop aircraft are conducted under the name "Continental Connection."

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
  Investments in Other Companies. Investments in unconsolidated other companies that are not variable interest entities (see Note 14) are accounted for by the equity method when we have the ability to exercise significant influence over the operations of the companies.
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
  Short-Term Investments. We invest in commercial paper, money market securities, asset-backed securities, auction rate securities and U.S. government agency securities, which are classified as available-for-sale and are stated at fair value. Asset-backed securities have an average maturity of twelve months or less. At December 31, 2007, $398 million principal amount was due to mature within the next twelve months, a portion of which was reported as cash and cash equivalents, and $21 million principal amount was due to mature after twelve months but before two years. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive loss and were not material at December 31, 2007.

  We held $387 million of student loan-related auction rate securities at December 31, 2007 ($285 million in short-term investments and $102 million in restricted cash). These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities held by us are senior obligations under the applicable indentures authorizing the issuance of such securities. While all of the auctions involving all of the securities were successful during January 2008, auctions involving $128 million of these securities failed in February 2008, resulting in our continuing to hold such securities. As of February 20, 2008, including the securities involved in failed auctions, we held $314 million of these auction rate securities ($237 million in short-term investments and $77 million in restricted cash).

  Spare Parts and Supplies. Inventories, expendable parts and supplies related to flight equipment are carried at average acquisition cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the remaining lease term or the estimated useful life of the related aircraft, as well as to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value. We recorded additions to this allowance for expense of $11 million in the year ended December 31, 2007 and $7 million in each of the years ended December 31, 2006 and 2005. The allowance was reduced by $1 million, $32 million and $5 million in the years ended December 31, 2007, 2006 and 2005, respectively, due primarily to the sale of surplus parts. Spare parts and supplies are assumed to have an estimated residual value of 10% of original cost. These allowances are based on management estimates, which are subject to change.
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
Estimated Useful Life

Jet aircraft and simulators	25 to 30 years
Rotable spare parts	Average lease term or useful life for related aircraft
Buildings and improvements	10 to 30 years
Food service equipment	6 to 10 years
Maintenance and engineering equipment	8 years
Surface transportation and ground equipment	6 to 8 years
Communication and meteorological equipment	5 years
Computer software	3 to 10 years
Capital leases	Shorter of lease term or useful life
Leasehold improvements	Shorter of lease term or useful life

  Amortization of assets recorded under capital leases is included in depreciation expense in our consolidated statement of operations.

  The carrying amount of computer software was $77 million and $76 million at December 31, 2007 and 2006, respectively. Depreciation expense related to computer software was $28 million for each of the three years ended December 31, 2007.

  Routes and Airport Operating Rights. Routes represent the right to fly between cities in different countries. Routes are indefinite-lived intangible assets and are not amortized. We perform a test for impairment of our routes in the fourth quarter of each year.

  Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport). Airport operating rights at domestic airports totaled $106 million and $120 million at December 31, 2007 and 2006, respectively. These assets are amortized over the stated term of the related lease (for gates) or 20 years (for slots). Amortization expense related to domestic airport operating rights was $14 million, $13 million and $19 million for the years ended December 31, 2007, 2006 and 2005, respectively. We expect annual amortization expense related to domestic airport operating rights to be approximately $14 million in each of the next five years.

  Our international slots are indefinite-lived intangible assets and are not amortized. During 2007, we acquired summer slots at London's Heathrow Airport for $116 million. We have reached agreements to acquire winter slots at Heathrow and expect to pay $93 million for these slots in 2008. We perform a test for impairment of indefinite-lived intangible assets in the fourth quarter of each year.

  Measurement of Impairment of Long-Lived Assets. We record impairment losses on long-lived assets, consisting principally of property and equipment and domestic airport operating rights, when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than the carrying value. In determining the fair market value of the assets, we consider market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.
  Revenue/Air Traffic Liability. Passenger revenue is recognized either when transportation is provided or when the ticket expires unused, rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight.

  We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. As we have a legal obligation to act as a collection agent with respect to these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency.

  Under our capacity purchase agreements with regional carriers, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for selling all of the related seat inventory. We record the related passenger revenue and related expenses, with payments under the capacity purchase agreements reflected as a separate operating expense in our consolidated statement of operations.

  The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic and frequent flyer liability. We perform periodic evaluations of the estimated liability for passenger ticket sales and any adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. These adjustments relate primarily to differences between our statistical estimation of certain revenue transactions and the related sales price, as well as refunds, exchanges, interline transactions and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

  Revenue from the shipment of cargo and mail is recognized when transportation is provided. Other revenue includes revenue from the sale of frequent flyer miles (see (k) below), ticket change fees, charter services, sublease income on aircraft leased to Holdings but not operated for us and other incidental services. Ticket change fees relate to non-refundable tickets, but are considered a separate transaction from the air transportation because they represent a charge for our additional service to modify a previous order. Ticket change fees are recognized as other revenue in our consolidated statement of operations at the time the fees are assessed.

  Frequent Flyer Program. For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed with us or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability. Changes in the liability are recognized as passenger revenue in the period of change.

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

  At December 31, 2007, we estimated that approximately 2.4 million free travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines. Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $318 million at December 31, 2007. This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

  Maintenance and Repair Costs. Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred. Maintenance and repair costs also include engine overhaul costs covered by cost-per-hour agreements, a majority of which are expensed on the basis of hours flown.
  Advertising Costs. We expense the costs of advertising as incurred. Advertising expense was $106 million, $95 million and $91 million for the years ended December 31, 2007, 2006 and 2005, respectively.
  Regional Capacity Purchase, Net. Payments made to regional carriers under capacity purchase agreements are reported in regional capacity purchase, net, in our consolidated statement of operations. Regional capacity purchase, net, includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us.
  Reclassifications. Certain reclassifications have been made in the prior years' consolidated financial statements and related note disclosures to conform to the current year's presentation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 157. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for us as of January 1, 2008; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (that is, at least annually). We adopted the required provisions of SFAS 157 on January 1, 2008. The adoption did not have a material impact on our consolidated financial statements.

SFAS 159. In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS 159 is effective for us as of January 1, 2008; however, we do not intend to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 is not anticipated to have an effect on our consolidated financial statements.

SFAS 141R. In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):
	2007	2006	2005

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$459	$343	$(68)
Effect of dilutive securities - interest expense on:
5% Convertible Notes	7	7	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	12	11	-
4.5% Convertible Notes	-	7	-
Reduction in our proportionate equity in Holdings resulting from the assumed conversion of Holdings' convertible securities	-	(1)	(1)
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions and effect of dilutive securities of equity investee	$478	$367	$(69)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	97	89	70

Effect of dilutive securities:
5% Convertible Notes	9	9	-
6% Convertible Junior Subordinated Debentures Held by Subsidiary Trust	4	4	-
4.5% Convertible Notes	-	5	-
Employee stock options	4	4	-
Dilutive potential common shares	17	22	-

Denominator for diluted earnings (loss) per share - weighted-average shares after assumed conversions	114	111	70

The adjustments to net income to determine the numerator for diluted earnings per share for the years ended December 31, 2007 and 2006 are net of the related effect of profit sharing.

Approximately 18 million potential shares of common stock related to convertible debt securities were excluded from the computation of diluted earnings per share in the year ended December 31, 2005 because they were antidilutive. In addition, approximately 1 million, 1 million and 12 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, because the options' exercise prices were greater than the average market price of the common shares during the relevant period or the effect of including the options would have been antidilutive.

NOTE 4 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following (in millions):

	2007	2006

Secured
Notes payable, interest rates of 5.0% to 8.5% (weighted average rate of 7.1% as of December 31, 2007), payable through 2019	$2,226	$2,422
Floating rate notes, with indicated interest rates:
LIBOR (4.7% on December 31, 2007) plus 0.35% to 1.95%, payable through 2019	1,095	1,042
LIBOR plus 3.375%, payable in 2011	350	350
LIBOR plus 3.125% to 3.25%, payable through 2014	196	166
LIBOR plus 2.5% to 4.5%, payable through 2016	174	193
Other	38	83

Unsecured
Convertible junior subordinated debentures, interest rate of 6.0%, payable in 2030	248	248
Note payable, interest rate of 8.75%, payable in 2011	200	200
Convertible notes, interest rate of 5.0%, callable beginning in 2010	175	175
Note payable, interest rate of 8.125%, payable in 2008	89	112
Convertible notes, interest rate of 4.5%, payable in 2007	-	200
	4,791	5,191
Less: current maturities	620	558
Total	$4,171	$4,633

Maturities of long-term debt due over the next five years are as follows (in millions):
Year ending December 31,
2008	$ 620
2009	492
2010	635
2011	1,009
2012	445

Most of our property and equipment, spare parts inventory, certain routes, and the outstanding common stock and substantially all of the other assets of our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and CMI are subject to agreements securing our indebtedness. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

At December 31, 2007, we also had letters of credit and performance bonds relating to various real estate and customs obligations in the amount of $53 million with expiration dates through August 2011.

Financing of New Aircraft Deliveries. On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs, which we expect to apply to 30 of the 32 Boeing 737 aircraft scheduled to be delivered to us in 2008, although we may instead choose to substitute certain Boeing 737-900ER aircraft scheduled to be delivered in the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft. These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet at December 31, 2007 because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

As we take delivery of each of the 30 aircraft in 2008 or 2009, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. As of February 20, 2008, we have taken delivery of five aircraft and recorded related debt of $191 million. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

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

Convertible Debt Securities. On July 1, 2006, our 5% Convertible Notes due 2023 with a principal amount of $175 million became convertible into shares of our common stock at a conversion price of $20 per share. If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered. All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any. Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2010, 2013 or 2018. We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof. However, if we are required to repurchase all or a portion of the notes, our policy is to settle the notes in cash. Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

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

The sole assets of the Trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $248 million as of December 31, 2007 issued by us and which mature on November 15, 2030. The Convertible Subordinated Debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices. If we redeem the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed. Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

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

Credit Card Marketing Agreement. We have an agreement with Chase Bank USA, N.A. ("Chase") to jointly market credit cards. In April 2005, Chase purchased $75 million of mileage credits under the program, which are being redeemed for mileage purchases in 2007 and 2008 and recognized consistent with other mileage sales in 2007 and 2008. In consideration for the advance purchase of mileage credits, we have provided a security interest to Chase in certain transatlantic routes. The $75 million purchase of mileage credits has been treated as a loan from Chase and is being reduced ratably in 2007 and 2008 as the mileage credits are redeemed. The agreement expires at the end of 2009.

NOTE 5 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices. Most aircraft leases include both renewal options and purchase options. Because renewals of our existing leases were not considered to be reasonably assured at the inception of the each lease, rental payments that would be due during the renewal periods were not included in the determination of straight-line rent expense. Leasehold improvements are amortized over the shorter of the related lease term or their useful life. The purchase options are generally effective at the end of the lease term at the then-current fair market value. Our leases do not include residual value guarantees.

At December 31, 2007, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases were as follows (in millions):
	Capital Leases	Operating Leases
		Aircraft	Non-aircraft

Year ending December 31,
2008	$ 46	$ 1,082	$ 443
2009	16	1,023	423
2010	16	997	390
2011	16	946	383
2012	16	898	474
Later years	414	4,863	4,400

Total minimum lease payments	524	$9,809	$6,513
Less: amount representing interest	297
Present value of capital leases	227
Less: current maturities of capital leases	32
Long-term capital leases	$195

At December 31, 2007, we had 482 aircraft under operating leases and two aircraft under capital leases, including aircraft subleased to ExpressJet. These operating leases have remaining lease terms ranging up to 17 years. Projected sublease income to be received from ExpressJet through 2022, not included in the above table, is approximately $3.8 billion. The operating lease amounts for aircraft presented above include a portion of our minimum noncancelable payments under capacity purchase agreements with our other regional carriers which represents the deemed lease commitments on the related aircraft. See Note 15 for a discussion of our regional capacity purchase agreements. Rent expense for non-aircraft operating leases totaled $535 million, $501 million and $466 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 6 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of our risk management program, we use a variety of derivative financial instruments to help manage our risks associated with changes in fuel prices and foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading purposes.

We are exposed to credit losses in the event of non-performance by issuers of financial instruments. To manage credit risks, we select issuers based on credit ratings, limit our exposure to any one issuer under our defined guidelines and monitor the market position with each counterparty.

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

As of December 31, 2007, we had hedged approximately 20% and 5% of our projected fuel requirements for the first and second quarters of 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.44 per gallon and a weighted average put price of $2.28 per gallon. At December 31, 2007, the fair value of our fuel hedges was $24 million and is included in prepayments and other current assets in our consolidated balance sheet.

At December 31, 2006, our fuel hedges outstanding were in a loss position. The fair value of our obligation related to these contracts was $18 million and is included in accrued other liabilities in our consolidated balance sheet. We had no fuel hedges outstanding at December 31, 2005 or at any time during 2005.

We account for our fuel hedges as cash flow hedges. They are recorded at fair value in prepayments and other current assets or accrued other current liabilities in the accompanying consolidated balance sheets with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of the heating oil options is determined based on the correlation between heating oil prices and jet fuel prices. Hedge ineffectiveness included in other nonoperating income (expense) in the accompanying consolidated statement of operations was income of $14 million in 2007 and was not material in 2006. Our gain (loss) related to fuel hedging instruments included in aircraft fuel and related taxes in our statement of operations was $31 million in 2007 and $(40) million in 2006. An additional $6 million and $(8) million was recognized in regional capacity purchase, net in 2007 and 2006, respectively, representing the fuel hedge gain (loss) allocated to our regional operations.

Foreign Currency Exchange Risk Management. We use foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows. The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges. They are recorded at fair value in prepayments and other current assets or other accrued other liabilities in the accompanying consolidated balance sheets with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue when the underlying service is provided. We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency. Hedge ineffectiveness, if any, is included in other nonoperating income (expense) in the accompanying consolidated statement of operations. We had no ineffectiveness related to foreign currency hedges for the years ended December 31, 2007, 2006 and 2005. Our net gain (loss) on our foreign currency average rate option and forward contracts was $(2) million, $2 million and $5 million for the years ended December 31, 2007, 2006 and 2005, respectively. These gains (losses) are included in passenger revenue in the accompanying consolidated statement of operations.

At December 31, 2007, we had forward contracts outstanding to hedge the following cash inflows from passenger ticket sales in foreign currencies:

  Approximately 25% of our projected British pound-denominated cash flows in 2008
  Approximately 39% of our projected Canadian dollar-denominated cash flows in 2008
  Approximately 43% of our projected Japanese yen-denominated cash flows in 2008

At December 31, 2006, we had forward contracts outstanding to hedge the following cash inflows from passenger ticket sales in foreign currencies:

  Approximately 48% of our projected British pound-denominated cash flows in 2007
  Approximately 32% of our projected euro-denominated cash flows in 2007

The fair value of these hedges was not material at December 31, 2007 or 2006.

Other Financial Instruments. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

  Cash Equivalents and Restricted Cash. Cash equivalents and restricted cash are carried at cost and consist primarily of U.S. Government and Agency money market funds and other AAA-rated money market funds with original maturities of three months or less. These assets approximate fair value due to their short-term maturity.
  Short-term Investments.  Short-term investments classified as available-for-sale are reported at fair value.
  Investment in Other Companies. Shares of Copa Holdings, S.A. ("Copa"), the parent company of Copa Airlines of Panama and Aero Republica of Colombia, are publicly traded. At December 31, 2007, based on market prices, our investment in Copa shares, with a carrying value of $63 million, had a fair value of $164 million. See Note 13 for further discussion of investments in other companies.
  Debt. The fair value of our debt with a carrying value of $3.8 billion at December 31, 2007 and $4.3 billion at December 31, 2006 was approximately $3.8 billion and $4.6 billion, respectively. These estimates were based on the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or market prices. The fair value of the remaining debt at December 31, 2007 and 2006, with a carrying value of $929 million and $924 million, respectively, was not practicable to estimate due to the large number of remaining debt instruments with relatively small carrying amounts.
  Investment in COLI Products. In connection with certain of our supplemental retirement plans, we have company owned life insurance policies on certain of our employees. As of December 31, 2007 and 2006, the carrying value of the underlying investments was $45 million and $42 million, respectively, which approximated fair value.
  Accounts Receivable and Accounts Payable. The fair values of accounts receivable and accounts payable approximated carrying value due to their short-term maturity.

NOTE 7 - PREFERRED AND COMMON STOCK

Preferred Stock. We have ten million shares of authorized preferred stock. The only preferred stock outstanding at December 31, 2007 or 2006 was one share of Series B preferred stock, which is held by Northwest Airlines, Inc. ("Northwest"). The Series B preferred stock ranks junior to all classes of capital stock other than our common stock upon liquidation, dissolution or winding up of the company. No dividends are payable on the Series B preferred stock.

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

Common Stock.  We currently have one class of common stock issued and outstanding, Class B common stock. Each share of common stock is entitled to one vote per share. On October 24, 2005, we completed a public offering of 18 million shares of common stock, raising $203 million in cash. At December 31, 2007, approximately 26 million shares were reserved for future issuance related to the conversion of convertible debt securities and the issuance of stock under our stock incentive plans.

As discussed in Note 4, $170 million in principal amount of our 4.5% convertible notes was converted by the holders into 4.3 million shares of our Class B common stock in January 2007 at a conversion price of $40 per share.

Treasury Stock. In December 2006, we retired 25.5 million shares of common stock held as treasury stock, which represented all treasury stock held at that date. Upon retirement of the shares, we decreased additional paid-in capital by $381 million and retained earnings by $760 million. The retirement had no effect on total stockholders' equity.

Stockholder Rights Plan. We have a Rights Plan that was adopted effective November 20, 1998 and expires on November 20, 2008, unless extended or unless the rights are earlier redeemed or exchanged by us.

The rights become exercisable upon the earlier of (1) the tenth day following a public announcement or public disclosure of facts indicating that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% (or 25% in the case of an "institutional investor") or more of the total number of votes entitled to be cast generally by holders of our common stock then outstanding, voting together as a single class (such person or group being an "Acquiring Person"), or (2) the tenth business day (or such later date as may be determined by action of our Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. Certain entities related to us are exempt from the definition of "Acquiring Person;" however, Northwest Airlines is not an exempt entity.

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

Restrictions on Dividends and Share Repurchases.  Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilot defined benefit pension plan, measured from March 30, 2005. Through February 20, 2008, we have made $445 million of contributions to this plan.

NOTE 8 - STOCK PLANS AND AWARDS

We have two equity incentive plans for management level employees and non-employee directors that permit the issuance of shares of our common stock or settlement in cash based in part upon changes in the market price of our common stock. One of the plans provides for awards in the form of stock options, restricted stock, performance awards and incentive awards. The other plan, which expires in March 2008, permits awards of either stock options or restricted stock. In addition, we also have two equity incentive plans pursuant to which stock options were granted to employees in connection with our 2005 pay and benefit cost reductions; however, no further stock options may be granted pursuant to these plans without stockholder approval. Approximately 2.8 million shares remained available for award under all of these plans as of December 31, 2007, although stockholder approval would be required before 1.2 million of such shares could be awarded.

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

SFAS 123R is effective for all stock options we grant beginning January 1, 2006. Stock options granted prior to January 1, 2006, but for which the vesting period is not complete, have been accounted for using the modified prospective transition method provided by SFAS 123R. Under this method, we account for such options on a prospective basis, with expense being recognized in our statement of operations beginning January 1, 2006 using the grant-date fair values previously calculated for our pro forma disclosures. We recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting periods. Our options typically vest in equal annual installments over the required service period. Expense related to each portion of an option grant is recognized over the specific vesting period for those options.

The adoption of SFAS 123R also changed the accounting for the restricted stock units ("RSUs") awarded under our Long-Term Incentive and RSU Program, as discussed below. Additionally, it changed the accounting for our employee stock purchase plan, which did not have a material impact on our statement of operations.

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

The table below summarizes stock option transactions pursuant to our plans (share data in thousands):

	2007		2006		2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	8,991	$15.12	12,710	$13.57	6,175	$17.10
Granted	728	$35.72	1,853	$24.11	8,648	$11.91
Exercised	(1,699)	$13.39	(5,118)	$14.33	(1,178)	$15.52
Cancelled	(203)	$17.29	(454)	$17.15	(935)	$19.12
Outstanding at end of year	7,817	$17.36	8,991	$15.12	12,710	$13.57
Exercisable at end of year	3,393	$15.45	1,764	$15.95	3,896	$17.17

As of December 31, 2007, stock options outstanding at the end of the period had a weighted average contractual life of 3.8 years and an aggregate intrinsic value of $56 million. Options exercisable at the end of the year had a weighted average contractual life of 3.7 years and an aggregate intrinsic value of $28 million.

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

	2007	2006	2005

Risk-free interest rate	4.9%	4.7%	3.4%
Dividend yield	0%	0%	0%
Expected market price volatility of our common stock	57%	63%	74%
Expected life of options (years)	3.9	3.4	3.7
Fair value of options granted	$16.95	$11.52	$6.47

The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $45 million and $81 million, respectively, and was immaterial during the year ended December 31, 2005.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2007 (share data in thousands):

Options Outstanding
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$5.96-$11.87	282	1.5	$11.64
$11.89	4,807	3.9	$11.89
$11.96-$20.31	1,142	3.8	$19.43
$21.24-$56.81	1,586	4.1	$33.49

$5.96-$56.81	7,817	3.8	$17.36

Options Exercisable
Range of Exercise Prices	Exercisable	Weighted Average Exercise Price

$5.96-$11.87	159	$11.55
$11.89	2,401	$11.89
$11.96-$20.31	428	$18.64
$21.24-$56.81	405	$34.70

$5.96-$56.81	3,393	$15.45

Employee Stock Purchase Plan. All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan. At the end of each fiscal quarter, participants may purchase shares of our common stock at a discount of 15% off the fair market value of the stock on either the first day or the last day of the quarter (whichever is lower), subject to a minimum purchase price of $10 per share. This discount is reduced to zero as the fair market value approaches $10 per share. If the fair market value is below the $10 per share minimum price on the last day of a quarter, then the participants will not be permitted to purchase common stock for such quarterly purchase period and we will refund to those participants the amount of their unused payroll deductions. During 2007, 2006 and 2005, approximately 0.4 million, 0.5 million and 0.6 million shares, respectively, of common stock were issued to participants at a weighted-average purchase price of $27.84, $17.77 and $10.06 per share, respectively. In the aggregate, 3.0 million shares may be purchased under the plan; 1.2 million shares remained available for purchase at December 31, 2007.

Restricted Stock Units. At December 31, 2007, we had three outstanding awards of restricted stock units ("RSUs") granted under our Long-Term Incentive and RSU Program: (1) stock price based RSU awards with a performance period ending December 31, 2007, (2) profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009 and (3) profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009.

Stock Price Based RSU Awards. Stock price based RSU awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to our officers if there are specified increases in our stock price over multi-year performance periods. Prior to our adoption of SFAS 123R on January 1, 2006, we had recognized no liability or expense related to our stock price based RSU awards because the targets set forth in the program had not been met. However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met. The fair value was determined using a pricing model until the specified stock price target had been met, and was determined based on the current stock price thereafter. On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the stock price based RSU awards at that date, which reduced 2006 earnings by $26 million ($0.29 per basic share and $0.23 per diluted share).

In February 2006, in light of the sacrifices made by their co-workers in connection with pay and benefit cost reduction initiatives, our officers voluntarily surrendered their stock price based RSU awards for the performance period ending March 31, 2006, which had vested during the first quarter of 2006 and would have otherwise paid out $23 million at the end of March 2006. Of the $26 million total cumulative effect of change in accounting principle recorded on January 1, 2006, $14 million related to the surrendered awards. Accordingly, upon the surrender of these awards, we reported the reversal of the $14 million as a reduction of special charges in our statement of operations. The remaining $12 million of the cumulative effect of change in accounting principle was related to the stock price based RSU awards with a performance period ending December 31, 2007, discussed below, which were not surrendered.

During the first quarter of 2006, our stock price achieved the performance target price per share for 1.2 million stock price based RSU awards with a performance period ending December 31, 2007. At December 31, 2007, the liability and related payment amounts were calculated based on the average closing price of our common stock for the 20 trading days immediately prior to the end of the performance period and an aggregate $29 million was paid out in January 2008. Following this payout, there are no stock price based RSU awards outstanding.

Profit Based RSU Awards. In 2006, we began to issue profit based RSU awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-sharing based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing under our enhanced employee profit sharing program during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target generally will be made in one-third annual increments to participants who remain continuously employed by us through each payment date. Payments also are conditioned on our having a minimum unrestricted cash, cash equivalents and short-term investments balance at the end of the fiscal year preceding the date any payment is made as set by the Human Resources Committee of our Board of Directors. If we do not achieve the cash target applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts will be calculated based on the average closing price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-sharing based performance target.

The following table sets forth information about the profit based RSU awards outstanding at December 31, 2007:
	2006 Grant	2007 Grant

Grant date	June 2006	February 2007

Number of awards	1.6 million	0.6 million

Performance period	April 1, 2006- December 31, 2009	January 1 2007- December 31, 2009

Cumulative profit sharing targets (range)	$0-$225 million	$0-$350 million

Payment percentages (range)	0%-337.5%	0%-200%

Cash hurdle	$1.125 billion	$2.0 billion

First possible payment date	March 1, 2008	March 1, 2009

We account for the profit based RSU awards as liability awards. Once it is probable that a profit-sharing based performance target will be met, we measure the awards at fair value based on the current stock price. The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock. As of December 31, 2007, we had achieved the highest cumulative profit sharing target for the profit based RSU awards with a performance period commencing April 1, 2006 and were, therefore, accruing expense based on a payment percentage of 337.5%. We had not achieved any of the cumulative profit sharing targets for the profit based RSU awards with a performance period commencing January 1, 2007, but we concluded that it was probable that we would achieve the entry level target for those awards during the performance period, resulting in an estimated payment percentage of 100%.

Impact of SFAS 123R. The impact of adopting SFAS 123R on January 1, 2006 for the year ended December 31, 2006, including the effects of the vesting and surrender of stock price based RSU awards subsequent to January 1, 2006, was as follows (in millions, except per share data):
Income (Expense)

Wages, salaries and related costs	$ (60)
Special charges	14
Income before income taxes and cumulative effect of change in accounting principle	(46)
Cumulative effect of change in accounting principle	(26)
Decrease in net income	$ (72)

Decrease in earnings per share:
Basic	$(0.80)
Diluted	$(0.64)

Total stock-based compensation expense included in wages, salaries and related costs for the years ended December 31, 2007 and 2006 was $75 million and $83 million, respectively. As of December 31, 2007, $65 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share for the year ended December 31, 2005 had we applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (in millions, except per share data):
2005

Net loss, as reported	$ (68)
Deduct total stock-based employee compensation expense determined under SFAS 123	(29)
Net loss, pro forma	$ (97)

Basic loss per share:
As reported	$(0.96)
Pro forma	$(1.38)

Diluted loss per share:
As reported	$(0.97)
Pro forma	$(1.39)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (which are all net of applicable income taxes) were as follows (in millions):

	Defined Benefit Pension and Retiree Medical Benefits Plans			Unrealized Gain (Loss) on Derivative Instruments
	Minimum Pension Liability	Unrecognized Prior Service Cost	Unrecognized Actuarial Gains (Losses)		Total
Balance at December 31, 2004	$(584)	$ -	$ -	$ (3)	$ (587)
Net change in accumulated other comprehensive loss	(96)	-	-	8	(88)
Balance at December 31, 2005	(680)	-	-	5	(675)
Net change in accumulated other comprehensive loss	68	-	-	(21)	47
Impact of adoption of SFAS 158	612	(237)	(760)	-	(385)
Balance at December 31, 2006	-	(237)	(760)	(16)	(1,013)
Derivative financial instruments:
Reclassification into earnings	-	-	-	18	18
Change in fair value	-	-	-	27	27
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	-	-	97	-	97
Reclassification of prior service cost into earnings	-	30	-	-	30
Current year prior service cost	-	(18)	-	-	(18)
Current year actuarial gain	-	-	354	-	354
Balance at December 31, 2007	$ -	$(225)	$(309)	$ 29	$ (505)

We adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"), on December 31, 2006. Under SFAS 158, unrecognized prior service cost and actuarial gains (losses) related to our defined benefit pension and retiree medical benefits plans are recorded in accumulated other comprehensive loss. The prior service cost and actuarial losses recorded in accumulated other comprehensive loss before applicable income taxes were $250 million and $520 million, respectively, at December 31, 2007 and $262 million and $971 million, respectively, at December 31, 2006. The minimum pension liability recorded in accumulated other comprehensive loss was $914 million before applicable income taxes at December 31, 2005.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Our employee benefits plans include defined benefit pension plans, defined contribution (including 401(k) savings) plans and a consolidated welfare benefit plan, which includes retiree medical benefits. Substantially all of our domestic employees are covered by one or more of these plans.

Defined Benefit Pension Plans. Benefits under our defined benefit pension plans are based on a combination of years of benefit accrual service and an employee's final average compensation. Under the collective bargaining agreement with our pilots ratified on March 30, 2005, which we refer to as the "pilot agreement," future defined benefit accruals for pilots ceased and retirement benefits accruing in the future are provided through two pilot-only defined contribution plans. As required by the pilot agreement, defined benefit pension assets and obligations related to pilots in our primary defined benefit pension plan (covering substantially all U.S. employees other than Chelsea Food Services ("Chelsea") and CMI employees) were spun out into a separate pilot-only defined benefit pension plan, which we refer to as the "pilot defined benefit pension plan." On May 31, 2005, future benefit accruals for pilots ceased and the pilot defined benefit pension plan was "frozen." As of that freeze date, all existing accrued benefits for pilots (including the right to receive a lump sum payment upon retirement) were preserved in the pilot defined benefit pension plan. Accruals for non-pilot employees under our primary defined benefit pension plan continue.

Retiree Medical Benefits Plans. Our retiree medical programs are self-insured arrangements that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility. Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement. Plan benefits are subject to co-payments, deductibles and other limits as described in the plans. We account for the retiree medical benefits plan under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," which requires recognition of the expected cost of benefits over the employee's service period.

Obligation and Funded Status. Our pension and retiree medical benefits obligations are measured as of December 31 of each year. The following table sets forth the changes in projected benefit obligation of the defined benefit pension and retiree medical benefits plans at December 31 (in millions):
	Defined Benefit Pension		Retiree Medical Benefits
	2007	2006	2007	2006

Accumulated benefit obligation	$2,180	$2,510	N/A	N/A

Benefit obligation at beginning of year	$2,697	$2,630	$216	$250
Service cost	61	59	11	12
Interest cost	158	146	14	14
Plan amendments	-	-	18	-
Actuarial (gains) losses	(347)	163	8	(49)
Participant contributions	-	-	1	1
Benefits paid	(59)	(90)	(16)	(12)
Settlements	(157)	(211)	-	-
Benefit obligation at end of year	$2,353	$2,697	$252	$216

Congress enacted, and the president signed into law on December 13, 2007, a change in the mandatory retirement age for our pilots from age 60 to 65. We have, for actuarial purposes, made the assumption that the majority of our pilots will work beyond age 60 and will not begin receiving their pension payments (or lump-sum distribution) at the previously assumed age 60. When combined with year-over-year increases in the discount rate and the lump sum conversion interest rate used to determine our pension liability, as well as our contributions to the plans and returns on plan assets, we recorded a decrease in our unfunded pension liabilities as of December 31, 2007.

The retiree medical benefits plan and certain supplemental defined benefit pension plans are unfunded, although we have investments in COLI products that support our obligations under certain of the supplemental plans (see note 6). The following table sets forth the change in the fair value of the defined benefit pension plans' assets at December 31 (in millions):
	2007	2006

Fair value of plan assets at beginning of year	$1,545	$1,421
Actual gain on plan assets	150	180
Employer contributions, including benefits paid under unfunded plans	338	249
Benefits paid	(59)	(90)
Lump sum settlements	(157)	(215)
Fair value of plan assets at end of year	$1,817	$1,545

The unfunded portion of the defined benefit pension and retiree medical benefits liabilities were recognized in the accompanying consolidated balance sheets at December 31 as follows (in millions):
	Defined Benefit Pension		Retiree Medical Benefits
	2007	2006	2007	2006

Accrued payroll	$ 2	$ 3	$ 17	$ 13
Accrued pension liability	534	1,149	-	-
Accrued retiree medical benefits	-	-	235	203
Funded status of the plans - net underfunded	$536	$1,152	$252	$216

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2007 were as follows (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

Prior service cost	$ 41	$209
Actuarial (gains) losses	$567	$(47)

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plans. The following table sets forth the amounts of unrecognized prior service cost and net actuarial loss recorded in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit expense during 2008 (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

Prior service cost	$10	$21
Actuarial (gain) loss	$31	$(1)

The following actuarial assumptions were used to determine our benefit obligations at December 31:
	Defined Benefit Pension		Retiree Medical Benefits
	2007	2006	2007	2006

Weighted average assumed discount rate	6.31%	5.92%	6.02%	5.76%
Weighted average rate of compensation increase	2.30%	2.30%	-	-
Health care cost trend rate (1)	-	-	8.00%	8.00%
  The December 31, 2007 health care cost trend rate is assumed to decline gradually to 5% by 2014.

Net periodic defined benefit pension and retiree medical benefits expense for the year ended December 31 included the following components (in millions):
	Defined Benefit Pension			Retiree Medical Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$ 61	$ 59	$ 86	$11	$12	$ 8
Interest cost	158	146	151	14	14	11
Expected return on plan assets	(137)	(122)	(124)	-	-	-
Amortization of unrecognized net actuarial loss	68	68	73	(2)	-	-
Amortization of prior service cost	10	9	11	20	20	15
Net periodic benefit expense	160	160	197	43	46	34
Settlement charges (included in special charges)	31	59	40	-	-	-
Curtailment loss (included in special charges)	-	-	43	-	-	-
Net benefit expense	$ 191	$ 219	$ 280	$43	$46	$34

During 2007, 2006 and 2005, we recorded non-cash settlement charges totaling $31 million, $59 million and $40 million, respectively, related to lump sum distributions from our benefit pension plans to pilots who retired. SFAS No. 88 , "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation.

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

The following actuarial assumptions were used to determine our net periodic benefit expense for the year ended December 31:
	Defined Benefit Pension			Retiree Medical Benefits
	2007	2006	2005	2007	2006	2005

Weighted average assumed discount rate	5.95%	5.78%	5.71%	5.76%	5.57%	5.75%
Expected long-term rate of return on plan assets	8.26%	8.50%	9.00%	-	-	-
Weighted average rate of compensation increase	2.30%	2.25%	2.48%	-	-	-
Health care cost trend rate (1)	-	-	-	8.00%	9.00%	9.00%

(1) The 2007 health care cost trend rate is assumed to decline gradually to 5% by 2010.

A one percentage point change in the assumed health care cost trend rate would have the following effect (in millions):
	One Percent Increase	One Percent Decrease

Impact on 2007 retiree medical benefits expense	$ 3	$ (3)
Impact on accrued retiree medical benefits as of December 31, 2007	$23	$(22)

The defined benefit pension plans' assets consist primarily of equity and fixed-income securities. As of December 31, the asset allocations by category were as follows:
	2007	2006

U.S. equities	49%	50%
International equities	22	22
Fixed income	22	22
Other	7	6
Total	100%	100%

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

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	35-55%	9%
International equities	15-25	9
Fixed income	15-25	7
Other	0-15	12

Funding requirements for defined benefit pension plans are determined by government regulations. During 2007, we contributed $336 million to our defined benefit pension plans, which exceeded the minimum funding requirement of $187 million during that calendar year. We expect to contribute approximately $257 million to our defined benefit pension plans during 2008, but we have the flexibility to fund only the minimum requirement during that calendar year of approximately $140 million.

We project that our defined benefit pension and retiree medical plans will make the following benefit payments, which reflect expected future service and include expected lump sum distributions, during the year ended December 31 (in millions):
	Defined Benefit Pension	Retiree Medical Benefits

2008	$ 102	$ 17
2009	129	17
2010	156	18
2011	182	19
2012	191	20
2013 through 2017	1,067	121

Defined Contribution Plans for Pilots. As required by the pilot agreement, two pilot-only defined contribution plans were established effective September 1, 2005. One of these plans is a money purchase pension plan -- a type of defined contribution plan subject to the minimum funding rules of the Internal Revenue Code. Contributions under this plan are generally expressed as a percentage of applicable pilot compensation, subject to limits under the Internal Revenue Code. The initial employer contribution to this plan was based on applicable compensation for a period beginning July 1, 2005. The other pilot-only defined contribution plan is a 401(k) plan that was established by transferring the pilot accounts from our pre-existing primary 401(k) plan (covering substantially all of our U.S. employees other than CMI employees) to a separate pilot-only 401(k) plan. Pilots may make elective pre-tax and/or post-tax contributions to the pilot-only 401(k) plan. In addition, the pilot agreement calls for employer contributions to the pilot-only 401(k) plan based on pre-tax profits during a portion of the term of the pilot agreement. To the extent the Internal Revenue Code limits preclude employer contributions called for by the pilot agreement, the disallowed amount will be paid directly to the pilots as current wages under a corresponding nonqualified arrangement. Our expense related to the defined contribution plans for pilots was $69 million, $49 million and $20 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Other 401(k) Plans. We have two other defined contribution 401(k) employee savings plans in addition to the pilot-only 401(k) plan, one 401(k) plan covering substantially all domestic employees except for pilots (beginning in 2005) and one 401(k) plan covering substantially all of the employees of CMI. During the second quarter of 2005, company matching contributions were terminated for substantially all employees in these plans other than flight attendants, mechanics and CMI employees subject to collective bargaining agreements. Company matching contributions for flight attendants were subsequently terminated in the first quarter of 2006. Company matching contributions are made in cash. For the years ended December 31, 2007, 2006 and 2005, total expense for these defined contribution plans was $5 million, $4 million and $22 million, respectively.

Profit Sharing Program. Our profit sharing program, which will be in place through December 31, 2009, creates an award pool for employees of 30% of the first $250 million of annual pre-tax income, 25% of the next $250 million and 20% of amounts over $500 million. For purposes of the program, pre-tax net income excludes unusual or non-recurring items and is calculated prior to any costs associated with incentive compensation for executives with performance targets determined by the Human Resources Committee of our Board of Directors. Payment of profit sharing to participating employees occurs in the fiscal year following the year in which profit sharing is earned and the related expense is recorded. Substantially all of our employees participate in this program except for officers and management directors. We recognized $172 million and $115 million of profit sharing expense and related payroll taxes in 2007 and 2006, respectively. This amount is included in wages, salaries and related costs in our consolidated statements of operations.

NOTE 11 - INCOME TAXES

Income tax benefit (expense) for the year ended December 31 consisted of the following (in millions):
	2007	2006	2005

Federal:
Current	$ (3)	$ (1)	$ -
Deferred	(198)	(132)	(5)
State:
Current	(2)	2	-
Deferred	(17)	(10)	(3)
Foreign:
Current	(1)	(1)	-
Deferred	-	-	(1)
Valuation allowance	114	142	9
Total income tax benefit (expense)	$(107)	$ -	$ -

The reconciliations of income tax computed at the United States federal statutory tax rate to income tax benefit (expense) for the years ended December 31 are as follows (in millions):
	Amount			Percentage
	2007	2006	2005	2007	2006	2005

Income tax benefit (expense) at United States statutory rates	$(198)	$(129)	$ 24	35.0%	35.0%	35.0%
State income tax benefit (expense), net of federal benefit	(12)	(4)	2	2.1	1.1	3.4
Non-deductible loss on contribution of Holdings stock to defined benefit pension plan	-	-	(27)	-	-	(39.6)
Meals and entertainment disallowance	(6)	(6)	(7)	1.1	1.6	(11.0)
Valuation allowance	114	142	9	(20.1)	(38.4)	13.8
Other	(5)	(3)	(1)	0.7	0.7	(1.6)
Income tax benefit (expense)	$(107)	$ -	$ -	18.8%	0.0%	0.0%

For financial reporting purposes, income tax benefits recorded on losses result in deferred tax assets. Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized. As a result, our losses subsequent to that point were not reduced by any tax benefit. Consequently, we also did not record any provision for income taxes on our pre-tax income in 2006 or 2007 because we utilized a portion of the net operating loss carryforwards ("NOLs") for which we had not previously recognized a benefit. In the fourth quarter of 2007, we recorded a special non-cash tax charge of $104 million to increase the valuation allowance to be fully reserved for certain NOLs, expiring in 2008 through 2011, which more likely than not will not be realized prior to their expiration. We have approximately $3.4 billion of additional NOLs, which expire between the years 2020 and 2025, available for use to offset future cash income taxes.

In 2005, we contributed shares of Holdings common stock, valued at $130 million, to our primary defined benefit pension plan. For tax purposes, our deductions were limited to the market value of the shares contributed. Since our tax basis in the shares was higher than the market value at the time of the contributions, the nondeductible portion increased our tax expense by $27 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31 were as follows (in millions):
	2007	2006

Fixed assets, intangibles and spare parts	$1,789	$1,627
Other, net	21	173

Gross deferred tax liabilities	1,810	1,800

Net operating loss carryforwards	(1,384)	(1,503)
Pension liability	(151)	(452)
Accrued liabilities	(349)	(293)
Basis in subsidiary stock	-	(21)

Gross deferred tax assets	(1,884)	(2,269)

Valuation allowance	174	469

Net deferred tax liability	100	-

Less: current deferred tax asset	(259)	(165)

Non-current deferred tax liability	$ 359	$ 165

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.49% for December 2007). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the change that are recognized in the five year period after the change. If an ownership change had occurred as of December 31, 2007, our annual NOL utilization would have been limited to approximately $97 million per year, before consideration of any built-in gains.

Activity in our deferred tax asset valuation allowance for the year ended December 31 was as follows (in millions):
	2007	2006	2005

Balance at beginning of year	$ 469	$ 478	$ 388

Valuation allowance (utilized) provided for taxes related to:
Income (loss) before cumulative effect of change in accounting principle	(114)	(142)	(9)
Cumulative effect of change in accounting principle	-	10	-
Items recorded directly to accumulated other comprehensive loss	(187)	(18)	35
Adoption of SFAS 158	-	142	-
Increase in net deferred tax assets upon settlement of IRS examinations	-	-	59
Other	6	(1)	5
Balance at end of year	$ 174	$ 469	$ 478

To the extent deferred tax assets are ultimately realized, $160 million of the deferred tax valuation allowance will be allocated to reduce routes and airport operating rights or credited directly to additional paid-in capital.

During 2006, we resolved all matters raised by the Internal Revenue Service ("IRS") during its examination of our federal income tax returns for the years ended December 31, 2000 and 2001. The settlement of these matters did not have a material impact on our results of operations, financial condition or liquidity. Our federal income tax returns for years after 2003 remain subject to examination by the IRS. Our state income tax returns for the same periods generally remain subject to examination by state authorities.

We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

Our unrecognized tax benefits were primarily related to state tax issues in various jurisdictions and were not material at December 31, 2007 or 2006. We do not expect a material change in these unrecognized tax benefits during 2008. We recognize interest and penalties related to unrecognized tax benefits within interest expense and other non-operating income (expense), respectively, in our consolidated statement of operations. Such amounts were not material in any of the three years ended December 31, 2007.

NOTE 12 - SPECIAL CHARGES

Special charges for the year ended December 31 were as follows (in millions):
	2007	2006	2005

gain on sale of aircraft and aircraft-related credits	$(22)	$(18)	$(16)
Pension settlement charges (see Note 10)	31	59	40
Pension curtailment loss (see Note 10)	-	-	43
Pilot long-term disability charge	4	-	-
Surrender of stock price based RSU awards (see Note 8)	-	(14)	-
Total special charges	$ 13	$ 27	$ 67

Gain on sale of aircraft and aircraft-related credits. During 2007, we entered into agreements to sell 15 owned Boeing 737-500 aircraft. We also entered into an agreement to terminate the leases and arranged for the sale of five leased Boeing 737-500 aircraft. We delivered three of the owned aircraft in the fourth quarter and received cash proceeds of $44 million, resulting in gains of $28 million. The remaining 17 aircraft are scheduled for delivery to the purchasers by the end of 2008. We will operate each aircraft until shortly before its delivery date. These transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the closing of these transactions will occur. Based on the terms of these transactions, we do not believe that there is any impairment of these aircraft. In 2005 and 2006, we reduced our accruals for future lease payments and return conditions related to permanently grounded aircraft following negotiated settlements with the aircraft lessors in an improved aircraft market.

Pilot Long-Term Disability Charge. Congress enacted, and the president signed into law on December 13, 2007, a change in the mandatory retirement age for our pilots from age 60 to 65. Because of the extension of the mandatory retirement age, we recorded an additional $4 million liability for the long-term disability plan for our pilots.

NOTE 13 - INVESTMENT IN OTHER COMPANIES

At December 31, 2007, investment in other companies included our investment in Copa. We also previously had investments in Holdings and ARINC Incorporated ("ARINC").

Copa. At December 31, 2007, we held 4.4 million shares of Copa Class A common stock with a carrying value of $63 million and a market value of $164 million, although there are contractual limitations on our ability to dispose of this asset. This investment represents a 10% interest in Copa. The carrying amount of our investment exceeds the amount of underlying equity in Copa's net assets by $8 million. This difference is treated as goodwill and is not amortized.

In July 2006, we sold 7.5 million shares of the Class A common stock of Copa for $156 million in cash. We recognized a gain of $92 million on this sale. The sale decreased our percentage ownership in Copa from 27% to 10%, resulting in a $14 million decrease in the associated goodwill balance.

In December 2005, we sold 9.1 million shares of Class A common stock in the initial public offering ("IPO") of Copa. The sale decreased our percentage ownership in Copa from 49% to 27%, resulting in a $17 million decrease in the associated goodwill balance. We received $172 million in cash from the IPO and recognized a gain of $106 million.

We account for our interest in Copa using the equity method of accounting because of our continued ability to significantly influence Copa's operations through our alliance agreements with Copa and our representation on Copa's Board of Directors. We record our equity in Copa's earnings on a one-quarter lag. Copa's results of operations on a stand-alone basis for the year ended December 31 were as follows (in millions):

	2006	2005

Revenue	$851	$609
Operating income	166	109
Net income	134	83

Copa's balance sheet information at December 31, 2006 was as follows (in millions):
Current assets	$ 291
Total assets	1,255
Current liabilities	340
Stockholders' equity	372

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

During 2005, we contributed 12.1 million shares of Holdings common stock to our defined benefit pension plan. We recognized gains of $98 related to these transactions. Following these transactions through the January 2007 transactions, we held an 8.6% interest in Holdings. During this period, we continued to account for our interest in Holdings using the equity method of accounting because of our continued ability to significantly influence Holdings' operations through our capacity purchase agreement with ExpressJet (the "ExpressJet CPA").

Holdings' results of operations on a stand-alone basis for the year ended December 31 were as follows (in millions):

	2006	2005

Revenue	$1,680	$1,563
Operating income	141	157
Net income	93	98

Holdings' balance sheet information at December 31, 2006 was as follows (in millions):
Current assets	$349
Total assets	637
Current liabilities	135
Stockholders' equity	304

ARINC. In July 2007, six major carriers, including us, collectively holding more than 90% of the common stock of ARINC, entered into a definitive agreement to sell all of such ARINC common stock to an affiliate of The Carlyle Group, a global private equity firm. ARINC develops and operates communications and information processing systems and provides systems engineering and other services to the aviation industry and other industries. The transaction closed in the fourth quarter of 2007 and we received cash proceeds of $30 million. Our investment in ARINC had no carrying value, resulting in a gain of $30 million.

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

Compensation and Operational Responsibilities. Under the agreement, we pay ExpressJet a base fee for each scheduled block hour based on a formula that was in place through December 31, 2007. The formula was designed to provide ExpressJet initially with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by them, the most significant of which is wages, salaries and benefits. In addition, ExpressJet's prevailing margin, which is the operating margin excluding certain revenues and costs as specified in the agreement, is capped at 10% before certain incentive payments. Pursuant to the terms of the agreement, the block hour rate portion of the compensation we pay to ExpressJet is re-negotiated annually.

Our future payments under the ExpressJet CPA are dependent on numerous variables, and are therefore difficult to predict. The most important of those variables is the number of scheduled block hours, which takes into account the number of ExpressJet aircraft and our utilization rates of such aircraft. Set forth below are estimates of our future minimum noncancelable commitments under the ExpressJet CPA.  These estimates of our future minimum noncancelable commitments under the ExpressJet CPA do not include the portion of the underlying obligations for aircraft and facility rent that are disclosed as part of our consolidated operating lease commitments. For purposes of calculating these estimates, we have assumed (1) that applicable expenses include a 10% margin, (2) a constant fuel rate of 71.2 cents per gallon, including fuel taxes, (3) that we exercise our right to initiate termination of the capacity purchase agreement on March 31, 2008 with a wind-down beginning in April 1, 2009, (4) an average daily utilization rate of 10.05 for 2008 through 2010, (5) that cancellations are at historical levels resulting in no incentive compensation payable to ExpressJet and (6) that inflation is 1.7%-1.9% per year. Based on these assumptions, our future minimum noncancelable commitments under the ExpressJet CPA at December 31, 2007 were estimated as follows (in millions):
2008	$1,080
2009	777
2010	72
Total	$1,929

It is important to note that in making the assumptions used to develop these estimates, we are attempting to estimate our future minimum noncancelable commitments and not the amounts that we currently expect to pay to ExpressJet. In addition, our actual minimum noncancelable commitments to ExpressJet could differ materially from the estimates discussed above, because actual events could differ materially from the assumptions described above. For example, a 10% increase or decrease in scheduled block hours (whether a result of change in withdrawal dates of aircraft or average daily utilization) in 2008 would result in a corresponding increase or decrease in cash obligations under the ExpressJet CPA of approximately 7.8%, or $84 million.

ExpressJet's base fee includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five year monthly averages. To the extent that ExpressJet's actual block hours exceed scheduled block hours or its rate of controllable or uncontrollable cancellations is less than its historical cancellation rate, ExpressJet is entitled to additional payments. ExpressJet is also entitled to receive a small per-passenger fee and incentive payments for first flights of a day departing on time and baggage handling performance. Alternatively, ExpressJet is penalized if it does not meet certain performance levels. ExpressJet was charged $1 million in 2007 related to these factors. ExpressJet earned an additional $3 million and $7 million in 2006 and 2005, respectively, as a result of better-than-expected completion rates and other incentives.

If a change of control (as defined in the agreement) of ExpressJet occurs without our consent, the block hour rates that we will pay under the agreement will be reduced by an amount approximately equal to the operating margin built into the rates.

In accordance with the agreement, ExpressJet has agreed to meet with us each year to review and set the block hour rates to be paid in the following year, in each case based on the formula used to set the original block hour rates (including an initial 10% targeted operating margin). If we and ExpressJet cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration. Since we and ExpressJet could not come to an agreement on the 2007 block hour rates, our disagreement was submitted to binding arbitration. In July 2007, the arbitration panel rendered its decision, which did not have a material effect on our consolidated financial position or results of operations. In addition, the agreement gives each party the right to "meet and confer" with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the agreement and whether the compensation provisions of the agreement should be changed as a result, but does not require any party to agree to any change in the compensation provisions. We are currently in negotiations with ExpressJet concerning the block hour rates for 2008 and other related matters.

Capacity and Fleet Matters. Under the ExpressJet CPA, we have the right every three years, upon no less than 12 months' notice to ExpressJet, to withdraw 25% of the then-remaining aircraft covered by the contract. In December 2005, we gave notice to ExpressJet that we would withdraw 69 of the 274 regional jet aircraft from the ExpressJet CPA because of our belief that the rates charged to us by ExpressJet for regional capacity were above the current market. On May 5, 2006, ExpressJet notified us that it would retain all of the 69 regional jets (consisting of 44 ERJ-145XR and 25 ERJ-145 aircraft) covered by our withdrawal notice, as permitted by the ExpressJet CPA. The withdrawal of the 69 aircraft began in December 2006 and was completed in the third quarter of 2007. ExpressJet must retain each of those 69 regional jets for the remaining term of the applicable underlying aircraft lease, although we remain responsible for all obligations under the head leases covering the 69 withdrawn aircraft. As each aircraft was withdrawn from the ExpressJet CPA, the implicit interest rate used to calculate the scheduled lease payments that ExpressJet makes to us under the applicable aircraft sublease was automatically increased by 200 basis points to compensate us for our continued participation in ExpressJet's lease financing arrangements. We recognize the related rental income we receive from ExpressJet as other revenue in our consolidated statements of operations.

Under the ExpressJet CPA, ExpressJet has the option to fly any of the withdrawn aircraft it retains for another airline or under ExpressJet's own flight designator code (in either case subject to its agreement with us prohibiting ExpressJet from flying under its or another carrier's code in or out of our hub airports during the term of the ExpressJet CPA). So long as we are ExpressJet's largest customer, if ExpressJet enters into an agreement with another major carrier (as defined in the ExpressJet CPA) to provide regional airline services on a capacity purchase or other similar economic basis for more than ten aircraft, we are entitled to the same or comparable economic terms and conditions.

Term of Agreement. The ExpressJet CPA currently expires on December 31, 2010, but allows us to terminate the agreement at any time upon 12 months' notice, or at any time without notice for "cause" (as defined in the agreement). We may also terminate the agreement at any time upon a material breach by ExpressJet that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if we determine that there is a material safety concern with ExpressJet's flight operations. We have the unilateral option to extend the term of the agreement with 24 months' notice for up to four additional five-year terms through December 31, 2030.

Service Agreements. We provide various services to ExpressJet and charge them at rates in accordance with the ExpressJet CPA. The services provided to ExpressJet by us include loading fuel into aircraft, certain customer services such as ground handling and infrastructure services, including insurance, technology, real estate and environmental affairs. Prior to 2007, we also provided treasury, human resources, internal corporate accounting, tax, payroll, accounts payable and certain risk management services to ExpressJet. For providing these services, we charged ExpressJet approximately $88 million, $105 million and $101 million in 2007, 2006 and 2005, respectively.

Leases. As of December 31, 2007, ExpressJet leased all 274 of its aircraft under long-term operating leases from us. ExpressJet's lease agreements with us have substantially the same terms as the lease agreements between us and the lessors and expire between 2013 and 2022. ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports. If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the ExpressJet CPA by the amount of the defaulted payment. Our total rental income related to all leases with ExpressJet was approximately $360 million, $349 million and $323 million in 2007, 2006 and 2005, respectively. The 2007 total includes $79 million related to the 69 regional jets operated by ExpressJet outside of the ExpressJet CPA and reported as other revenue. Our aircraft rental income on aircraft flown for us is reported as a reduction to regional capacity purchase, net.

Income Taxes. In conjunction with Holdings' IPO, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value. The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years. To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. ExpressJet is required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third. However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date. We recognize the benefit of the tax savings associated with ExpressJet's asset step-up for financial reporting purposes in the year paid to us by ExpressJet due to the uncertainty of realization. We recognized no income from the tax sharing agreement in 2007. Income from the tax sharing agreement totaled $26 million and $28 million in 2006 and 2005, respectively, and is included in income from other companies in the accompanying statement of operations.

Capacity Purchase Agreement with Chautauqua

During 2007, Chautauqua Airlines, Inc. ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings Inc., began providing and operating forty-four 50-seat regional jets as a Continental Express carrier to be phased in during the year under a new capacity purchase agreement ("the Chautauqua CPA"). As of December 31, 2007, all 44 aircraft were being flown by Chautauqua for us. Under the Chautauqua CPA, we schedule and market all of our Continental Express regional jet service provided by Chautauqua. The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual escalations, for each block hour flown for its operation of the aircraft. Chautauqua supplies the aircraft that it operates under the agreement. The Chautauqua CPA has a five year term with respect to ten aircraft and an average term of 2.5 years for the balance of the aircraft, with the first aircraft exiting the agreement in late 2008. In addition, we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for 17 aircraft, subject to the renewal terms of the related aircraft lease.

Capacity Purchase Agreement with CommutAir

In February 2006, we entered into a capacity purchase agreement with Champlain Enterprises, Inc., doing business as CommutAir (the "CommutAir CPA"), to initially operate fourteen 19-seat Beechcraft B1900 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins beginning in May 2006. In August 2006, the CommutAir CPA was amended to require that the B1900 aircraft be replaced with sixteen 37-seat Bombardier Q200 twin-turboprop aircraft beginning in February 2007. The CommutAir CPA has a term of approximately six years and CommutAir supplies the aircraft that it operates under the agreement.

Capacity Purchase Agreement with Colgan

In February 2007, we selected Pinnacle Airlines Corp.'s subsidiary, Colgan Air, Inc. ("Colgan"), to operate fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from Newark Liberty International Airport ("New York Liberty") starting in February 2008. Colgan operates the flights as a Continental Connection carrier under a capacity purchase agreement with us with a term of ten years. Colgan supplies the aircraft that it operates under the agreement.

NOTE 16 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2007, 2006 and 2005, other than those discussed elsewhere in the Notes to Consolidated Financial Statements. The payments to and from related parties in the ordinary course of business were based on prevailing market rates and do not include interline billings, which are common among airlines for transportation-related services.

Northwest Airlines. Northwest Airlines, Inc. holds the sole share of our Series B Preferred Stock. We have a long-term global alliance with Northwest involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The other cooperative activities are considered normal to the daily operations of both airlines. As a result of these other cooperative activities, we paid Northwest $28 million, $27 million and $28 million in 2007, 2006 and 2005, respectively, and Northwest paid us $13 million, $20 million and $26 million in 2007, 2006 and 2005, respectively.

Copa Airlines. As of December 31, 2007, we had a 10% interest in Copa. We have a long-term alliance with Copa Airlines involving extensive codesharing, frequent flyer reciprocity and other cooperative activities. The other cooperative activities are considered normal to the daily operations of both airlines. As a result of these other cooperative activities, we paid Copa $1 million in each of 2007, 2006 and 2005, and Copa paid us $10 million, $8 million and $6 million in 2007, 2006 and 2005, respectively.

NOTE 17 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 79 or fewer seats (for turboprops). As of December 31, 2007, the regional segment was operated by ExpressJet, Chautauqua and CommutAir through capacity purchase agreements. See Note 15 for further discussion of the capacity purchase agreements.

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

Financial information for the year ended December 31 by business segment is set forth below (in millions):
	2007	2006	2005

Operating Revenue:
Mainline	$12,018	$10,907	$ 9,377
Regional	2,214	2,221	1,831
Total Consolidated	$14,232	$13,128	$11,208

Depreciation and amortization expense:
Mainline	$ 400	$ 378	$ 378
Regional	13	13	11
Total Consolidated	$ 413	$ 391	$ 389

Special Charges (Note 12):
Mainline	$ 13	$ 27	$ 67
Regional	-	-	-
Total Consolidated	$ 13	$ 27	$ 67

Operating Income (Loss):
Mainline	$ 847	$ 593	$ 215
Regional	(160)	(125)	(254)
Total Consolidated	$ 687	$ 468	$ (39)

Interest Expense:
Mainline	$ 369	$ 385	$ 393
Regional	14	16	17
Total Consolidated	$ 383	$ 401	$ 410

Interest Income:
Mainline	$ 160	$ 131	$ 69
Regional	-	-	3
Total Consolidated	$ 160	$ 131	$ 72

Income Tax Expense:
Mainline	$(139)	$ -	$ -
Regional	32	-	-
Total Consolidated	$(107)	$ -	$ -

Net Income (Loss):
Mainline	$ 601	$ 476	$ 189
Regional	(142)	(133)	(257)
Total Consolidated	$ 459	$ 343	$ (68)

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by regional carriers and expenses include all activity related to the regional operations, regardless of whether the costs were paid directly by us or to the regional carriers. Net income (loss) for the mainline segment includes our equity in Copa's earnings and gains on the sale of Copa shares and disposition of Holdings shares. Net loss for the regional segment includes our equity in Holdings' earnings.

Information concerning operating revenue by principal geographic area for the year ended December 31 is as follows (in millions):
	2007	2006	2005

Domestic	$8,217	$ 7,897	$ 6,846
Trans-Atlantic	2,969	2,445	2,029
Latin America	1,931	1,757	1,437
Pacific	1,115	1,029	896

	$14,232	$13,128	$11,208

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment. Our tangible assets and capital expenditures consist primarily of flight and related ground support equipment, which is mobile across geographic markets and, therefore, has not been allocated.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments. As of December 31, 2007, we had firm commitments for 91 new Boeing aircraft scheduled for delivery from 2008 through 2013, with an estimated aggregate cost of $5.1 billion including related spare engines. In addition to our firm order aircraft, we had options to purchase a total of 93 additional Boeing aircraft as of December 31, 2007.

On February 20, 2008, we reached agreement with The Boeing Company to order additional Boeing 777 and 737 aircraft. With these additional orders, but excluding the five previously ordered Boeing 737 aircraft delivered to us in the period from January 1, 2008 through February 20, 2008, we have firm commitments for 111 new aircraft (78 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery between February 20, 2008 and the end of 2013, with an estimated aggregate cost of $6.3 billion including related spare engines. We also have options to purchase a total of 102 additional Boeing aircraft as of February 20, 2008.

As discussed in Note 4, we have obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs, which we expect to apply to 30 of the 32 Boeing aircraft scheduled to be delivered to us in 2008, although we may instead choose to substitute certain Boeing 737-900ER aircraft scheduled to be delivered in the first quarter of 2009. In addition, we have manufacturer backstop financing for up to 18 (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order, including the aircraft we ordered on February 20, 2008. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

Heathrow Airport. We have reached agreements to acquire winter slots at London's Heathrow Airport and expect to pay $93 million in 2008 for these slots. We are also seeking additional slots.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $135 million at December 31, 2007 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2007 in the amount of $53 million. These letters of credit and performance bonds have expiration dates through August 2011.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At December 31, 2007, we had $1.3 billion of floating rate debt and $288 million of fixed rate debt, with remaining terms of up to 11 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.4 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions. In addition, in cross-border aircraft lease agreements for two Boeing 757 aircraft, we bear the risk of any change in U.S. tax laws that would subject lease payments made by us to a resident of Japan to withholding taxes, subject to customary exclusions. These capital leases for two Boeing 757 aircraft expire in 2008 and had a carrying value of $26 million at December 31, 2007.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreement. Our U.S. bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $565 million of cash collateral, which would materially adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility. During the first quarter of 2007, the bank card processor under this agreement returned $67 million of our collateral to us. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit the collateral.

Employees. As of December 31, 2007, we had approximately 42,370 full-time equivalent employees. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 44% of our employees are represented by unions. None of our collective bargaining agreements become amendable before December 2008.

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

In 1999, we purchased property located near our New York Liberty hub in Elizabeth, New Jersey from Honeywell International, Inc. ("Honeywell") with certain environmental indemnification obligations by us to Honeywell. We did not operate the facility located on or make any improvements to the property. In 2005, we sold the property to Catellus Commercial Group, LLC ("Catellus") and, in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us. On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency ("EPA") potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property and seeking study costs. In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions, Inc. ("Tierra Solutions") against Honeywell relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act. We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to the EPA and Tierra Solutions claims and Honeywell has invoked arbitration procedures under its sale and purchase agreement with us. Catellus has agreed to indemnify and defend us in connection with the EPA and Tierra Solutions claims, including any arbitration with Honeywell.

At December 31, 2007, we had an accrual for estimated costs of environmental remediation throughout our system of $36 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2007. Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remained in the two cases. On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly. The plaintiffs have filed a motion for reconsideration in the lower court as well as a notice of appeal with the Sixth Circuit Court of Appeals. In each of these cases, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2007 and 2006 is as follows (in millions, except per share data):
	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Operating revenue	$3,179	$3,710	$3,820	$3,523
Operating income	64	263	280	80
Nonoperating expense, net	(42)	(31)	(39)	(9)
Net income (loss)	22	228	241	(32)

Earnings (Loss) per share:
Basic	$ 0.23	$2.35	$2.47	$(0.33)
Diluted	$ 0.21	$2.03	$2.15	$(0.33)

2006
Operating revenue	$2,947	$3,507	$3,518	$3,157
Operating income	11	244	192	20
Nonoperating income (expense), net	(51)	(46)	45	(46)
Income (Loss) before Cumulative Effect of Change in Accounting Principle	(40)	198	237	(26)
Cumulative Effect of Change in Accounting Principle	(26)	-	-	-
Net Income (Loss)	(66)	198	237	(26)

Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(0.46)	$2.24	$2.64	$(0.29)
Cumulative Effect of Change in Accounting Principle	(0.30)	-	-	-
Net Income (Loss)	$(0.76)	$2.24	$2.64	$(0.29)

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(0.46)	$1.84	$2.17	$(0.29)
Cumulative Effect of Change in Accounting Principle	(0.30)	-	-	-
Net Income (Loss)	$(0.76)	$1.84	$2.17	$(0.29)

The quarterly operating income amounts were impacted by the following special charges:
	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Gain on sales of aircraft and aircraft-related charges (credits)	$ 6	$ -	$ -	$(28)
Pension settlement charges	5	7	12	7
Pilot long-term disability	-	-	-	4
Total special charges	$11	$ 7	$ 12	$(17)

2006
Pension settlement charges	$15	$14	$ 8	$22
Surrender of stock price based RSU awards	(14)	-	-	-
Aircraft-related charges (credits)	(7)	(4)	(7)	-
Total special charges	$(6)	$10	$ 1	$22

Additionally, in the fourth quarter of 2007, we recorded a $104 million increase to our deferred tax asset valuation allowance and a gain of $30 million related to the sale of ARINC common stock. In the first quarter of 2007, we recognized a gain of $7 million related to the disposition of Holdings common stock. In the third quarter of 2006, we recorded a gain of $92 million related to the sale of Copa Class A common stock.

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

Item 9A. Controls and Procedures.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Continental Airlines, Inc.

We have audited the internal control over financial reporting of Continental Airlines, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, common stockholders' equity, and cash flows of the Company for each of the three years in the period ended December 31, 2007, and our report dated February 20, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

February 20, 2008

Item 9B. Other Information.

Boeing Amendments. On February 20, 2008, Continental Airlines, Inc. (the "Company") entered into a supplemental agreement with The Boeing Company ("Boeing") that amends Purchase Agreement No. 2061, the Company's 777 aircraft purchase agreement, to increase the total number of aircraft deliverable under that agreement to eight firm order 777-200ER aircraft through the third quarter of 2012.

On February 20, 2008, the Company also entered into another supplemental agreement with Boeing that amends Purchase Agreement No. 1951, the Company's 737 aircraft purchase agreement, to add 19 additional firm order 737-700 aircraft. The 19 additional firm order 737-700 aircraft are scheduled to be delivered from 2011 through 2013. Giving effect to these amendments and the five previously ordered Boeing 737 delivered to the Company in the period from January 1, 2008 through February 20, 2008, as of February 20, 2008, the Company has firm commitments for 111 new aircraft (78 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft), with an estimated aggregate cost of $6.3 billion including related spare engines.

Amendment to Long-Term Incentive and RSU Program. On February 20, 2008, the Human Resources Committee of the Board of Directors of the Company approved an amendment (the "Amendment") to the Continental Airlines, Inc. Long-Term Incentive and RSU Program (the "Program"). The Program includes a restricted stock unit ("RSU") program designed to align management's performance objectives with those of their co-workers under the Company's broad based Enhanced Profit Sharing Plan (the "Profit Sharing Plan"). The RSUs awarded under this RSU program only vest upon the achievement of profit-based performance targets, including the Company's achievement of target levels of cumulative profit sharing pools that are based on distributions to employees under the Profit Sharing Plan.

Under the Program, a participant who dies, becomes disabled or retires receives pro-rated payments on their outstanding profit based RSU awards for profit based RSU performance targets achieved with respect to fiscal years that began prior to the date of death, disability or retirement. Currently, those payments are prorated to the actual payment date, based on the date of separation, and are made when, and if, other participants are paid. In order to avoid the unusual result that a participant who has left the Company remains subject to the Company's cash flow performance over which the participant has no control, the Amendment (which applies only for awards made in and after 2008) provides that the prorated payments will be made in March of the year following separation for which the cash hurdle is actually achieved. The Amendment also provides that each outstanding potential payment be prorated based on the number of days the participant was employed during the relevant period compared to the number of days from the beginning of the performance period to the date such payment would have otherwise been made if the participant had remained employed (assuming cash hurdles in future years were achieved).

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Stock-Based Compensation" and Item 11. "Executive Compensation," for further information regarding the Program and the awards granted to the Company's named executive officers thereunder.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 11, 2008.

Item 11. Executive Compensation.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 11, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
 Stockholder Matters.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 11, 2008 and from Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 11, 2008.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 11, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

  The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Operations for each of the Three Years in the Period Ended
  December 31, 2007
  Consolidated Balance Sheets as of December 31, 2007 and 2006
  Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
  December 31, 2007
  Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2007
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
CONTINENTAL AIRLINES, INC.

By /s/ JEFFREY J. MISNER
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 20, 2008.
Signature	Capacity

/s/ LAWRENCE W. KELLNER	Chief Executive Officer
Lawrence W. Kellner	(Principal Executive Officer)

/s/ JEFFREY J. MISNER	Executive Vice President and
Jeffrey J. Misner	Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

KIRBYJON H. CALDWELL*	Director
Kirbyjon H. Caldwell

DOUGLAS H. McCORKINDALE*	Director
Douglas H. McCorkindale

HENRY L. MEYER III*	Director
Henry L. Meyer III

OSCAR MUNOZ*	Director
Oscar Munoz

GEORGE G. C. PARKER*	Director
George G. C. Parker

/s/ JEFFERY A. SMISEK	Director
Jeffery A. Smisek

KAREN HASTIE WILLIAMS*	Director
Karen Hastie Williams

RONALD B. WOODARD*	Director
Ronald B. Woodard

CHARLES A. YAMARONE*	Director
Charles A. Yamarone

*By /s/ Jennifer L. Vogel

Jennifer L. Vogel
Attorney-in-fact
February 20, 2008

INDEX TO EXHIBITS OF
CONTINENTAL AIRLINES, INC.
3.1

Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006 - incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2006 (File no. 1-10323) (the "2006 10-K").

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

3.2

Bylaws of Continental, as amended through October 17, 2007 - incorporated by reference to Exhibit 3.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323) (the "2007 Q-3 10-Q").

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

10.4*	Employment Agreement dated as of October 15, 2007 between Continental and Lawrence W. Kellner - incorporated by reference to Exhibit 10.2 to the 2007 Q-3 10-Q.

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

10.5*	Employment Agreement dated as of October 15, 2007 between Continental and Jeffery A. Smisek - incorporated by reference to Exhibit 10.3 to the 2007 Q-3 10-Q.

10.5(a)*	Compensation Reduction Agreement for Jeffery A. Smisek dated December 22, 2004 - incorporated by reference to Exhibit 99.2 to the 12/04 8-K.

10.5(b)*	Amendment to Compensation Reduction Agreement for Jeffery A. Smisek dated February 15, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-1 10-Q.

10.6*	Employment Agreement dated as of October 15, 2007 between Continental and Jeffrey J. Misner - incorporated by reference to Exhibit 10.5 to the 2007 Q-3 10-Q.

10.6(a)*

Compensation Reduction Agreement for Jeffrey J. Misner dated December 22, 2004 - incorporated by reference to Exhibit 10.6(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 2004 (File no. 1-10323) (the "2004 10-K").

10.6(b)*	Amendment to Compensation Reduction Agreement for Jeffrey J. Misner dated February 15, 2005 - incorporated by reference to Exhibit 10.3 to the 2005 Q-1 10-Q.

10.7*	Employment Agreement dated as of October 15, 2007 between Continental and Mark J. Moran - incorporated by reference to Exhibit 10.6 to the 2007 Q-3 10-Q.

10.7(a)*	Compensation Reduction Agreement for Mark J. Moran dated December 22, 2004 - incorporated by reference to Exhibit 10.7(a) to the 2005 10-K.

10.7(b)*	Amendment to Compensation Reduction Agreement for Mark J. Moran dated February 15, 2005 - incorporated by reference to Exhibit 10.7(b) to the 2005 10-K.

10.8*	Employment Agreement dated as of October 15, 2007 between Continental and James E. Compton - incorporated by reference to Exhibit 10.4 to the 2007 Q-3 10-Q.

10.8(a)*	Compensation Reduction Agreement for James E. Compton dated December 22, 2004 - incorporated by reference to Exhibit 10.8(a) to the 2004 10-K.

10.8(b)*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005 - incorporated by reference to Exhibit 10.4 to the 2005 Q-1 10-Q.

10.9*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.9(a)*	Form of Employee Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.1 to the 2001 Q-3 10-Q.

10.9(b)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.10*	Amendment and Restatement of the 1994 Incentive Plan and the 1997 Incentive Plan - incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.11*	Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297).

10.11(a)*

Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 1-10323) (the "2001 Q-2 10-Q").

10.11(b)*	Form of Employee Stock Option Grant pursuant to the 1998 Incentive Plan, as amended - incorporated by reference to Exhibit 10.2 to the 2001 Q-3 10-Q.

10.11(c)*	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan - incorporated by reference to Exhibit 10.12(c) to the 2006 10-K.

10.11(d)*	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan - incorporated by reference to Exhibit 10.5 to the 2004 Q-1 10-Q.

10.12*

Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") - incorporated by reference to Exhibit 10.1 to Continental's  Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File no.  1-10323) (the "2002 Q-1 10-Q").

10.12(a)*	Form of Employee Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.3 to the 2001 Q-3 10-Q.

10.12(b)*	Form of Outside Director Stock Option Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.12(c)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.12(d)*	Amendment to the Incentive Plan 2000, dated March 12, 2004 - incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.12(e)*

Second Amendment to Incentive Plan 2000, dated June 6, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File no.  1-10323) (the "2006 Q-2 10-Q").

10.12(f)*

Third Amendment to Incentive Plan 2000, dated September 14, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File no.  1-10323) (the "2006 Q-3 10-Q").

10.13*	Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.15 to the 2005 10-K.

10.13(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.15(a) to the 2005 10-K.

10.13(b)*	First Amendment, dated as of October 15, 2007, to the Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.7 to the 2007 Q-3 10-Q.

10.14*	Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through October 15, 2007) - incorporated by reference to Exhibit 10.8 to the 2007 Q-3 10-Q.

10.14(a)*	Amendment No. 1, dated February 20, 2008, to the Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through October 15, 2007). (3)

10.14(b)*

Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards) - incorporated by reference to Exhibit 10.1(a) to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File no. 1-10323) (the "2006 Q-1 10-Q").

10.14(c)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) - incorporated by reference to Exhibit 10.16(b) to the 2005 10-K.

10.15*	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan - incorporated by reference to Exhibit 10.8 to the 2005 Q-1 10-Q.

10.16*	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan - incorporated by reference to Exhibit 10.9 to the 2005 Q-1 10-Q.

10.17*	Continental Airlines, Inc. Enhanced Profit Sharing Plan, (as amended through February 23, 2007) - incorporated by reference to Exhibit 10.19 to the 2006 10-K.

10.18*	Summary of Non-Employee Director compensation. (3)

10.19*	Form of Letter Agreement relating to certain flight benefits between Continental and each of its non-employee directors. (3)

10.20

Amended and Restated Credit and Guaranty Agreement, dated as of August 3, 2006, among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital, Inc., as administrative agent, and the lenders party thereto - incorporated by reference to Exhibit 10.3 to the 2006 Q-3 10-Q. (1)

10.21

Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") - incorporated by reference to Exhibit 10.8 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File no. 1-10323). (1)

10.21(a)

Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 - incorporated by reference to Exhibit 10.14(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 1-1-323). (1)

10.21(b)

Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 - incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 1-10323). (1)

10.21(c)	Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 - incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.21(d)	Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 - incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.21(e)

Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 1-10323). (1)

10.21(f)

Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-10323). (1)

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

10.21(l)

Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated March 14, 1999 - incorporated by reference to Exhibit 10.4(a) to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File no. 1-10323). (1)

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

10.21(v)

Supplemental Agreement No. 21, including side letters, to P.A. 1951, dated March 30, 2001 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File no. 1-10323). (1)

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

Supplemental Agreement No. 31 to P.A. 1951, dated as of August 20, 2004 - incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File no. 1-10323) (the "2004 Q-3 10-Q"). (1)

10.21(ag)	Supplemental Agreement No. 32 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ag) to the 2004 10-K. (1)

10.21(ah)	Supplemental Agreement No. 33 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ah) to the 2004 10-K. (1)

10.21(ai)	Supplemental Agreement No. 34 dated June 22, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2005 Q-2 10-Q. (1)

10.21(aj)	Supplemental Agreement No. 35 dated June 30, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2005 Q-2 10-Q. (1)

10.21(ak)

Supplemental Agreement No. 36 dated July 28, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File no. 1-10323) (the "2005 Q-3 10-Q"). (1)

10.21(al)	Supplemental Agreement No. 37 dated March 30, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to the 2006 Q-1 10-Q. (1)

10.21(am)	Supplemental Agreement No. 38, dated June 6, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2006 Q-2 10-Q. (1)

10.21(an)	Supplemental Agreement No. 39, dated August 3, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2006 Q-3 10-Q. (1)

10.21(ao)	Supplemental Agreement No. 40, dated December 5, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.23(ao) to the 2006 10-K. (1)

10.21(ap)

Supplemental Agreement No. 41, dated June 1, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File no. 1-10323) (the "2007 Q-2 10-Q"). (1)

10.21(aq)	Supplemental Agreement No. 42, dated June 12, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to the 2007 Q-2 10-Q. (1)

10.21(ar)	Supplemental Agreement No. 43, dated July 18, 2007 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to the 2007 Q-3 10-Q. (1)

10.21(as)	Supplemental Agreement No. 44, dated December 7, 2007, to P.A. 1951. (2)(3)

10.22	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 - incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

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

10.23(f)

Supplemental Agreement No. 6 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-10323) (the "2002 Q-2 10-Q"). (1)

10.23(g)	Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 - incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.23(h)	Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 - incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.23(i)	Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.23(j)	Supplemental Agreement No. 10 to P.A. 2061, dated November 4, 2003 - incorporated by reference to Exhibit 10.26(j) to the 2003 10-K. (1)

10.23(k)	Supplemental Agreement No. 11 to P.A. 2061, dated July 28, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-3 10-Q. (1)

10.23(l)	Supplemental Agreement No. 12 to P.A. 2061, dated March 17, 2006 - incorporated by reference to Exhibit 10.3 to the 2006 Q-1 10-Q. (1)

10.23(m)	Supplemental Agreement No. 13, dated December 3, 2007, to P.A. 2061. (2)(3)

10.24	Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 - incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.25

Purchase Agreement No. 2484, including exhibits and side letters, between the Company and Boeing, dated December 29, 2004, relating to the purchase of Boeing 7E7 aircraft (now known as 787 aircraft) ("P.A. 2484") - incorporated by reference to Exhibit 10.27 to the 2004 10-K. (1)

10.25(a)	Supplemental Agreement No. 1 to P.A. 2484, dated June 30, 2005 - incorporated by reference to Exhibit 10.5 to the 2005 Q-2 10-Q. (1)

10.25(b)	Supplemental Agreement No. 2, including exhibits and side letters, to P.A. 2484, dated January 20, 2006 - incorporated by reference to Exhibit 10.27(b) to the 2005 10-K. (1)

10.25(c)	Supplemental Agreement No. 3, dated May 3, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.4 to the 2006 Q-2 10-Q. (1)

10.25(d)	Supplemental Agreement No. 4, dated July 14, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.5 to the 2006 Q-3 10-Q. (1)

10.25(e)

Supplemental Agreement No. 5, dated March 12, 2007, to P.A. 2484 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File no. 1-10323). (1)

10.26

Amended and Restated Letter Agreement No. 11 between Continental and General Electric Company, dated August 8, 2005, relating to certain long-term engine purchase commitments of Continental - incorporated by reference to Exhibit 10.3 to the 2005 Q-3 10-Q. (1)

10.27

Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. - incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

10.28

Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated April 17, 2002 - incorporated by reference to Exhibit 10.11 to the 2002 Q-2 10-Q. (1)

10.28(a)

First Amendment to Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003 ("XJT Capacity Purchase Agreement") - incorporated by reference to Exhibit 10.1 to the 2003 Q-1 10-Q.

10.28(b)	Second Amendment to the XJT Capacity Purchase Agreement, dated as of December 9, 2003 - incorporated by reference to Exhibit 10.32(b) to the 2003 10-K. (1)

10.28(c)	Third Amendment to the XJT Capacity Purchase Agreement, dated as of September 28, 2004 - incorporated by reference to Exhibit 10.5 to the 2004 Q-3 10-Q.

10.28(d)	Fourth Amendment to the XJT Capacity Purchase Agreement, dated as of March 11, 2005 - incorporated by reference to Exhibit 10.13 to the 2005 Q-1 10-Q. (1)

10.28(e)	Notice of Withdrawal - incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated December 28, 2005 (File no. 1-10323).

10.28(f)	Fifth Amendment to the XJT Capacity Purchase Agreement, dated as of April 14, 2006 - incorporated by reference to Exhibit 10.5 to the 2006 Q-2 10-Q. (1)

10.29

Agreement between the Company and the United States of America, acting through the Transportation Security Administration, dated May 7, 2003 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File no. 1-10323).

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