Form 10-Q
period 2008-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2008-04-29
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.: Large accelerated filer X Accelerated filer ___ Non-accelerated filer ___   Smaller reporting company ___
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No   X

__________

As of April 24, 2008, 98,770,874 shares of Class B common stock of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Operating Revenue:
Passenger (excluding fees and taxes of $376 and $347)	$3,223	$2,895
Cargo	122	107
Other	225	177
	3,570	3,179
Operating Expenses:
Aircraft fuel and related taxes	1,048	684
Wages, salaries and related costs	729	726
Regional capacity purchase, net	506	430
Aircraft rentals	247	248
Landing fees and other rentals	207	193
Distribution costs	182	161
Maintenance, materials and repairs	159	144
Depreciation and amortization	106	99
Passenger services	96	90
Special charges (credits)	(8)	11
Other	364	329
	3,636	3,115

Operating Income (Loss)	(66)	64

Nonoperating Income (Expense):
Interest expense	(90)	(96)
Interest capitalized	9	5
Interest income	24	36
Income from other companies	4	5
Gain on sale of ExpressJet Holdings, Inc. shares	-	7
Other, net	(5)	1
	(58)	(42)

Income (Loss) before Income Taxes	(124)	22

Income Tax Benefit	44	-

Net Income (Loss)	$ (80)	$ 22

Earnings (Loss) per Share:
Basic	$(0.81)	$ 0.23
Diluted	$(0.81)	$ 0.21

Shares Used for Computation:
Basic	98	95
Diluted	98	109

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	March 31,	December 31,	March 31,
ASSETS	2008	2007	2007
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,230	$ 2,128	$ 2,285
Short-term investments	289	675	357
Total unrestricted cash, cash equivalents and short-term investments	2,519	2,803	2,642

Restricted cash, cash equivalents and short-term investments	109	179	200
Accounts receivable, net	719	606	753
Spare parts and supplies, net	315	271	223
Deferred income taxes	273	259	170
Prepayments and other	489	443	515
Total current assets	4,424	4,561	4,503

Property and Equipment:
Owned property and equipment:
Flight equipment	7,590	7,182	7,102
Other	1,600	1,548	1,460
	9,190	8,730	8,562
Less: Accumulated depreciation	2,889	2,790	2,618
	6,301	5,940	5,944

Purchase deposits for flight equipment	368	414	214

Capital leases	238	297	296
Less: Accumulated amortization	68	93	84
	170	204	212
Total property and equipment, net	6,839	6,558	6,370

Routes	484	484	484
Airport operating rights, net	219	222	116
Investment in student loan-related auction rate securities (including $74 restricted)	300	-	-
Investment in other companies	73	69	58
Other assets, net	203	211	227

Total Assets	$12,542	$12,105	$11,758

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2008	2007	2007
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 539	$ 652	$ 386
Accounts payable	1,049	1,013	976
Air traffic and frequent flyer liability	2,498	1,967	2,274
Accrued payroll	342	545	272
Accrued other liabilities	311	272	320
Total current liabilities	4,739	4,449	4,228

Long-Term Debt and Capital Leases	4,713	4,366	4,823

Deferred Income Taxes	323	359	170

Accrued Pension Liability	485	534	1,096

Accrued Retiree Medical Benefits	239	235	217

Other	572	612	641

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 98,438,675, 98,208,888 and 96,528,423 issued	1	1	1
Additional paid-in capital	1,615	1,606	1,557
Retained earnings	368	448	11
Accumulated other comprehensive loss	(513)	(505)	(986)
Total stockholders' equity	1,471	1,550	583
Total Liabilities and Stockholders' Equity	$ 12,542	$ 12,105	$11,758

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Three Months Ended March 31,
	2008		2007
	(Unaudited)
Cash Flows from Operating Activities:	$
Net income (loss)		$ (80)	$ 22
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		106	99
Special charges (credits)		(8)	11
Gain on sale of ExpressJet Holdings, Inc. shares		-	(7)
Undistributed equity in income of other companies		(4)	(5)
Stock-based compensation related to equity awards		5	7
Deferred income taxes		(44)	-
Other, net		11	10
Changes in operating assets and liabilities		83	162
Net cash provided by operating activities		69	299

Cash Flows from Investing Activities:
Capital expenditures		(101)	(78)
Aircraft purchase deposits refunded (paid), net		32	(31)
Proceeds from sales of short-term investments, net		151	4
Proceeds from sales of property and equipment		42	1
Decrease (increase) in restricted cash, cash equivalents and short-term investments		(8)	65
Proceeds from sale of ExpressJet Holdings, Inc. shares, net		-	35
Net cash provided by (used in) investing activities		116	(4)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(130)	(166)
Proceeds from issuance of long-term debt		43	25
Proceeds from issuance of common stock		4	8
Net cash used in financing activities		(83)	(133)

Net Increase in Cash and Cash Equivalents		102	162

Cash and Cash Equivalents - Beginning of Period		2,128	2,123

Cash and Cash Equivalents - End of Period		$2,230	$2,285

Investing and Financing Activities Not Affecting Cash:
Common stock issued upon conversion of 4.5% Convertible Notes		$ -	$ 170
Property and equipment acquired through the issuance of debt		$ 344	$ 95

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K"). Due to seasonal fluctuations common to the airline industry, our results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Certain reclassifications have been made in the prior period's consolidated financial statements and related note disclosures to conform to the current year's presentation.

NOTE 1 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 157. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements.

SFAS 159. In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS 159 is effective for us as of January 1, 2008; however, we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 did not have an effect on our consolidated financial statements.

SFAS 141R. In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R improves consistency and comparability of information about the nature and effect of a business combination by establishing principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

SFAS 161. In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and is effective for us as of January 1, 2009. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share for the three months ended March 31 (in millions):
	2008	2007

Numerator:
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$(80)	$ 22
Effect of dilutive securities - interest expense on 5.0% Convertible Notes	-	1
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$(80)	$ 23

Denominator:
Denominator for basic and diluted earnings (loss) per share - weighted average shares	98	95
Effect of dilutive securities:
5.0% Convertible Notes	-	9
Employee stock options	-	5
Dilutive potential common shares	-	14
Denominator for diluted earnings (loss) per share - weighted-average shares after assumed conversions	98	109

The adjustment to net income to determine the numerator for diluted earnings per share for the three months ended March 31, 2007 is net of the related effect of profit sharing.

Approximately 13 million and 6 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted earnings per share in the three months ended March 31, 2008 and 2007, respectively, because they were antidilutive. In addition, approximately 8 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2008 because the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of March 31, 2008, we owned or leased 372 mainline jets and 274 regional jets. All mainline jets are operated exclusively by us. Of the 274 regional jets that we own or lease, 205 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet"), and operated on our behalf under a capacity purchase agreement with ExpressJet (the "ExpressJet CPA"). The remaining 69 regional jet aircraft are subleased to ExpressJet, but are not operated on our behalf and, accordingly, are not included in the operating fleet table below. Additionally, our regional operating fleet includes 64 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of March 31, 2008:
				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline:
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	14	27	-
737-900ER	7	7	-	-
737-900	12	8	4	-
737-800	108	35	73	-
737-700	36	12	24	-
737-500	57	9	48	-
737-300	48	20	28	-
Total mainline	372	145	227	-

Regional:
ERJ-145XR	60	-	60	-
ERJ-145	135	18	97	20	(a)
ERJ-135	30	-	30	-
CRJ200LR	24	-	-	24	(a)
Q200	14	-	-	14	(b)
Q400	6	-	-	6	(c)
Total regional	269	18	187	64

Total	641	163	414	64
  Operated by Chautauqua Airlines, Inc. ("Chautauqua") under a capacity purchase agreement.
  Operated by Champlain Enterprises Inc., doing business as CommutAir under a capacity purchase agreement.
  Operated by Colgan Air, Inc. ("Colgan") under a capacity purchase agreement.

Most of the aircraft and engines we own are subject to mortgages. A significant portion of our spare parts inventory is also encumbered.

Fleet Activity. During the first quarter of 2008, we took delivery of seven new Boeing 737-900ER aircraft and three new Boeing 737-800 aircraft.

We sold three Boeing 737-500 aircraft in the first quarter of 2008. Fourteen additional Boeing 737-500 aircraft are scheduled for sale by the end of 2008. In April 2008, we entered into an agreement to terminate the leases and arrange for the sale of eight additional leased Boeing 737-500 aircraft for delivery in 2009. We expect to operate each aircraft until shortly before its delivery date. These transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the closing of these transactions will occur.

In February 2008, Pinnacle Airlines Corp.'s subsidiary, Colgan, began providing and operating 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from Newark Liberty International Airport ("New York Liberty"). Colgan plans to operate fifteen Q400 aircraft for us by the end of the third quarter of 2008. Colgan operates the aircraft under a capacity purchase agreement with us with a ten year term expiring in 2018.

Firm Order and Option Aircraft. As of March 31, 2008, we had firm commitments for 106 new aircraft (73 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2008 through 2013, with an estimated aggregate cost of $6.2 billion including related spare engines. In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of March 31, 2008.

NOTE 4 - LONG-TERM DEBT

Financing of New Aircraft Deliveries. On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We applied this financing to all ten Boeing aircraft delivered to us in the first quarter of 2008 and recorded related debt of $387 million. We also expect to apply this financing to 20 of the 25 Boeing 737 aircraft scheduled for delivery from April 2008 through the first quarter of 2009.

Maturities. Maturities of long-term debt due before December 31, 2008 and for the next four years are as follows (in millions):
April 1, 2008 through December 31, 2008	$ 488
Year ending December 31,
2009	491
2010	656
2011	1,030
2012	467

Convertible Debt Securities. In January 2007, $170 million in principal amount of our 4.5% convertible notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

NOTE 5 - FAIR VALUE MEASUREMENTS

SFAS 157 requires expanded disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. We adopted the provisions of SFAS 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions did not have a material effect on our consolidated financial statements.

SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

The valuation techniques that may be used to measure fair value are as follows:

    Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities
    Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method
    Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):
	Carrying Amount as of March 31, 2008	Level 1	Level 2	Level 3	Valuation Technique

Short-term investments classified as available- for-sale	$289	$289			(A)
Student loan-related auction rate securities	300			$300	(B)
Fuel hedging derivatives	27			27	(A)
Foreign currency hedges	(15)		(15)		(A)

Unobservable Inputs. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):
	Student Loan- Related Auction Rate Securities	Fuel Hedging Derivatives

Balance at January 1, 2008	$ -	$ 24
Additions	-	24
Transfers to Level 3 (subsequent to dispositions of $73)	314	-
Gains and losses:
Reported in earnings	-	(29)
Reported in other comprehensive income	(14)	8
Balance at March 31, 2008	$300	$ 27

Student Loan-Related Auction Rate Securities. At March 31, 2008, we held student loan-related auction rate securities with a par value of $314 million and a fair value of $300 million. This total includes $77 million par value ($74 million fair value) that is restricted as collateral for estimated future workers' compensation claims. At December 31, 2007, student loan-related auction rate securities totaled $387 million (par and fair value) and were reported as current assets ($285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments). These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities. The most recent auctions involving all of these securities failed, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates. Accordingly, we reclassified such securities to long-term assets during the first quarter of 2008.

We account for these securities as available-for-sale investments. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate. While we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. We estimated the fair value of these securities using broker valuations and internally-developed models of the expected future cash flows related to the securities, taking into account our probability-weighted assumptions about the cash flows of the underlying student loans and the fact that the securities we hold are senior to other classes of securities secured by the pools of student loans. One of the more significant assumptions made in our internally-developed models was the term of expected cash flows of the underlying student loans. We developed several assumptions of the underlying loan payoffs that ranged from five to 24 years (with an average term of three to 15 years). Using the projections produced with these ranges, the resulting values of the auction rate securities ranged from $267 million to $314 million. Based on our internal modeling and the value provided by the broker, we concluded that the fair value of the auction rate securities was $300 million as of March 31, 2008 and recorded an unrealized loss on these securities of $14 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities. This unrealized loss did not have a material effect on our results of operations, liquidity or capital resources during the period.

We have concluded that no other-than-temporary impairment losses on our student loan-related auction rate securities occurred in the three months ended March 31, 2008. In making this determination, we considered the financial condition and near-term prospect of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, the low probability that we will be unable to collect all amounts due according to the contractual terms of the security, whether the security has been downgraded by a rating agency, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. In April 2008, the issuer of $20 million par amount of the auction rate securities we hold made a tender offer for the securities at par plus accrued interest, further supporting our determination that the unrealized losses at March 31, 2008 were temporary.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income. If the credit rating of the security issuers deteriorates, or the anticipated recovery in market values does not occur, we may be required to adjust the carrying value of these investments through impairment charges.

Fuel Hedging Derivatives. We enter into fuel derivative instruments consisting of over-the-counter contracts, primarily heating oil option contracts forming zero cost collars, which are not traded on a public exchange. We account for our heating oil options as cash flow hedges and record them at fair value as prepayments and other current assets or accrued other current liabilities in our consolidated balance sheets with the change in fair value, to the extent effective, being recorded to accumulated other comprehensive income (loss), net of applicable income taxes. We determine the fair value of our heating oil options by obtaining inputs from a broker's pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. We verify the reasonableness of these inputs by comparing the resulting fair values to similar quotes from our counterparties as of each date for which financial statements are prepared. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold. Due to the fact that certain of the inputs utilized to determine the fair value of the heating oil contracts are unobservable (principally volatility of heating oil prices), we have categorized these option contracts as Level 3.

Fuel hedge gains (losses) are recognized as a component of fuel expense or regional capacity purchase, net when the underlying fuel being hedged is used. The ineffective portion of the heating oil options is determined based on the correlation between heating oil prices and jet fuel prices. Hedge ineffectiveness included as nonoperating income (expense) in the accompanying consolidated statement of operations was not material in the first quarters of 2008 or 2007. Our gain (loss) related to fuel hedging instruments included in aircraft fuel and related taxes in our statement of operations was $24 million in the first quarter of 2008 and $(14) million in the first quarter of 2007. An additional $5 million and $(4) million was recognized in regional capacity purchase, net in the first quarter of 2008 and 2007, respectively, representing the fuel hedge gain (loss) allocated to our regional operations.

NOTE 6 - STOCK PLANS AND AWARDS

Stock Price Based RSU Awards. At December 31, 2007, we had a vested liability of $29 million related to our outstanding stock price based restricted stock units ("RSUs") with a performance period commencing on April 1, 2004 and ending on December 31, 2007. The performance target for these stock price based RSUs required our stock price to appreciate at least 80% from the grant date price of $12.4775 (i.e., to at least $22.4775) and these RSUs were settled in January 2008 based on the average closing price of our common stock during the 20 trading days preceding December 31, 2007. Following this payment, there are no stock price based RSU awards outstanding.

Profit Based RSU Awards. We have issued profit based RSU awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-sharing based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing payments under our enhanced employee profit sharing plan during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target generally will be made in annual increments over a three-year period to participants who remain continuously employed by us through each payment date. Payments also are conditioned on our having at the end of the fiscal year preceding the date any payment is made a minimum unrestricted cash, cash equivalents and short-term investments balance set by the Human Resources Committee of our Board of Directors. If we do not achieve the minimum cash balance applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts are calculated based on the average closing price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-sharing based performance target.

We have three outstanding awards of profit based RSUs granted under our Long-Term Incentive and RSU Program: (1) profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009, (2) profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009 and (3) profit based RSU awards with a performance period commencing January 1, 2008 and ending December 31, 2010.

The awards with a performance period commencing January 1, 2008 were granted in February 2008. These grants cover 1.0 million RSUs with cumulative profit sharing performance targets ranging from $100 million to $275 million and payment percentages ranging from 100% to 200%. The cash hurdle associated with these awards is $2.2 billion. It is not yet probable that the awards granted in February 2008 will meet the minimum specified cumulative profit-sharing based performance target and we did not recognize any expense related to these awards during the first quarter of 2008.

The awards granted in April 2006, which had a performance period commencing April 1, 2006 and ending December 31, 2009, achieved the highest level cumulative profit sharing performance target based on cumulative profit sharing payments to our broad based employees of $262 million during the performance period. As a result, in March 2008, payments totaling $52 million were made with respect to these profit based RSU awards following achievement of the year end cash hurdle of $1.125 billion for those awards.

SFAS 123R Expense. Total stock-based compensation expense related to SFAS 123R included in wages, salaries and related costs was $21 million and $26 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $45 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years. The SFAS 123R expense related to RSUs does not impact payments to our broad based employee group under our enhanced profit sharing plan because profit sharing payments are based on pre-tax net income calculated prior to any costs associated with incentive compensation for executives.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three months ended March 31 included the following (in millions):
	2008	2007

Net income (loss)	$ (80)	$ 22

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments (net of deferred taxes of $4 in 2008)	(9)	43
Unrealized loss on student loan-related auction rate securities (net of deferred taxes of $5 in 2008)	(9)	-
Items related to employee benefit plans:
Increase in net actuarial losses	-	(41)
Amortization of net actuarial losses (net of deferred taxes of $3 in 2008)	5	18
Amortization of prior service cost (net of deferred taxes of $2 in 2008)	5	7
Comprehensive income (loss) adjustments	(8)	27

Total comprehensive income (loss)	$(88)	$ 49

NOTE 8 - EMPLOYEE BENEFIT PLANS

Net periodic defined benefit pension and retiree medical benefits expense for the three months ended March 31 included the following components (in millions):
	Defined Benefit Pension		Retiree Medical Benefits
	2008	2007	2008	2007

Service cost	$ 15	$ 15	$ 3	$ 3
Interest cost	37	40	4	3
Expected return on plan assets	(41)	(33)	-	-
Amortization of unrecognized net actuarial loss	8	18	-	-
Amortization of prior service cost	2	2	5	5
Net periodic benefit expense	21	42	12	11
Settlement charge (included in special charges (credits))	-	5	-	-
Net benefit expense	$ 21	$ 47	$ 12	$ 11

During the first quarter of 2008, we contributed $60 million to our defined benefit pension plans. On April 10, 2008, we contributed an additional $24 million and during the remainder of the year, we expect to contribute an additional $80 million for a total of $164 million in contributions to our defined benefit pension plans during calendar year 2008. Although it had been our intent to fund our defined benefit pension plans above these levels, we currently believe it is prudent, due to record high fuel prices and other challenges facing the industry, to instead contribute a total of $164 million during calendar year 2008, which continues to exceed our minimum funding requirement during such period.

We recorded a non-cash settlement charge totaling $5 million in the first quarter of 2007 related to lump sum distributions from our benefit pension plans to pilots who retired. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We currently do not expect the cost of settlements to meet the threshold for settlement accounting in 2008.

NOTE 9 - SPECIAL CHARGES (CREDITS)

Special charges (credits) for the three months ended March 31 were as follows (in millions):
	2008	2007

Gain on sale of aircraft and aircraft-related charges	$ (8)	$ 6
Pension settlement charges (see Note 8)	-	5
Total special charges (credits)	$ (8)	$11

We sold three owned Boeing 737-500 aircraft in the first quarter of 2008 and received cash proceeds of $42 million, resulting in gains of $8 million.

NOTE 10 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes, and, for the first quarter of 2007, the benefit of tax loss carryforwards that offset tax expense that would have otherwise been recorded.

NOTE 11 - INVESTMENT IN OTHER COMPANIES

Copa. At March 31, 2008, we held 4.4 million shares of Copa Holdings, S.A. ("Copa") Class A common stock with a carrying value of $67 million and a market value of $167 million, although there are contractual limitations on our ability to dispose of this asset. This investment represents an approximate 10% interest in Copa, the parent company of Copa Airlines of Panama and Aero Republica of Colombia. The carrying amount of our investment exceeds the amount of underlying equity in Copa's net assets by $8 million. This difference is treated as goodwill and is not amortized.

Holdings. In January 2007, we sold substantially all of our shares of ExpressJet Holdings, Inc. ("Holdings") common stock to third parties for cash proceeds of $35 million. Holdings is the parent company of ExpressJet. We recognized a gain of $7 million in the first quarter of 2007 as a result of these sales. We sold the remaining shares of Holdings common stock in April 2007 and no longer own any shares of Holdings common stock.

NOTE 12 - REGIONAL CAPACITY PURCHASE AGREEMENTS

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

NOTE 13 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 79 or fewer seats (for turboprops). As of March 31, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.

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

Financial information for the three months ended March 31 by business segment is set forth below (in millions):
	2008	2007

Operating Revenue:
Mainline	$3,016	$2,688
Regional	554	491

Total Consolidated	$3,570	$3,179

Operating Income (Loss):
Mainline	$ 36	$ 141
Regional	(102)	(77)

Total Consolidated	$ (66)	$ 64

Net Income (Loss):
Mainline	$ (12)	$ 102
Regional	(68)	(80)

Total Consolidated	$ (80)	$ 22

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by regional carriers and expenses include all activity related to the regional operations, regardless of whether the costs were paid directly by us or to the regional carriers. Net income (loss) for the mainline segment includes the gain on the sale of Holdings shares in 2007.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. See Note 3 for a discussion of our aircraft purchase commitments. We have obtained financing for 12 Boeing 737-800 aircraft and 18 Boeing 737-900ER aircraft. We applied this financing to all ten Boeing aircraft delivered to us in the first quarter of 2008 and recorded related debt of $387 million. We also expect to apply this financing to 20 of the 25 Boeing aircraft scheduled for delivery from April 2008 through the first quarter of 2009. In addition, we have manufacturer backstop financing for up to 18 (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available. Since the commitments for firm order aircraft are non-cancelable, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

Heathrow Airport. During 2007, we acquired summer slots at London's Heathrow Airport for $116 million and reached agreements to acquire winter slots. We expect to pay $93 million for the winter slots in the second quarter of 2008. We are also seeking additional slots.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $135 million at March 31, 2008 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at March 31, 2008 in the amount of $58 million. These letters of credit and performance bonds have expiration dates through July 2010.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At March 31, 2008, we had $1.2 billion of floating rate debt and $277 million of fixed rate debt, with remaining terms of up to 11 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.3 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreement. Our U.S. bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating of Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $628 million of cash collateral, which would materially adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit collateral of $67 million returned to us in the first quarter of 2007.

Employees. As of March 31, 2008, we had approximately 43,000 full-time equivalent employees. Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 44% of our employees are represented by unions. None of our collective bargaining agreements become amendable before December 2008.

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

At March 31, 2008, we had an accrual for estimated costs of environmental remediation throughout our system of $35 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at March 31, 2008. Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remained in the two cases. On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly. The plaintiffs have filed a notice of appeal with the Sixth Circuit Court of Appeals. In each of these cases, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

NOTE 15 - SUBSEQUENT EVENT

On April 14, 2008, Northwest Airlines, Inc. ("Northwest") and Delta Air Lines, Inc. ("Delta") announced that they had entered into a merger agreement. Northwest previously held the one outstanding share of our Series B preferred stock, which prevented us from engaging in certain business combinations without Northwest's consent. We were entitled to redeem the share of Series B preferred stock for a nominal sum upon the execution of a definitive merger agreement by Northwest with respect to a transaction constituting a change of control of Northwest, which occurred upon Northwest's entry into the merger agreement with Delta. As a result, we redeemed the share of Series B preferred stock in April 2008, eliminating Northwest's right to prevent us from engaging in certain business combinations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of such risks and uncertainties, please see the risk factors set forth in our 2007 Form 10-K, which identify important matters such as the consequences of our high leverage, the significant cost of aircraft fuel, delays in scheduled aircraft deliveries, our high labor and pension costs, service interruptions at one of our hub airports, disruptions to the operations of our regional operators, disruptions in our computer systems, and industry conditions, including the airline pricing environment, industry capacity decisions, industry consolidation, terrorist attacks, regulatory matters, excessive taxation, the availability and cost of insurance, public health threats, an economic downturn in the U.S. and global economies and the seasonal nature of the airline business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2007. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,500 daily departures. As of March 31, 2008, we served 134 domestic and 130 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found on our website, continental.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission ("SEC").

First Quarter Financial Highlights

  We recorded a net loss of $80 million in the first quarter of 2008. In addition to pressure from fuel prices and the weak economy we experienced during the quarter, the first and fourth quarters are generally weaker than the second and third quarters due to the seasonal nature of the airline business.
  Passenger revenue grew 11.3% during the first quarter of 2008 as compared to the first quarter of 2007 due to increased fuel surcharges, international growth and modest fare increases.
  We recorded an operating loss of $66 million during the first quarter of 2008 as compared to operating income of $64 million in the first quarter of 2007, due primarily to a 53.2% increase in fuel expenses.
  We paid $158 million in profit sharing to our employees in February 2008.

First Quarter Operational Highlights

  Mainline traffic increased 4.4% and capacity increased 4.8% during the first quarter of 2008 as compared to the first quarter of 2007.
  We posted a mainline segment completion factor of 98.9% and a U.S. Department of Transportation on-time arrival rate of 71%, both of which were adversely impacted by severe weather.
  We began service to London's Heathrow Airport from our hubs at New York Liberty and George Bush Intercontinental Airport ("Houston Bush") in March 2008.
  We took delivery of three Boeing 737-800 aircraft and seven Boeing 737-900ER aircraft.

Outlook

Although we have been profitable for the past two years, record high fuel costs, weakening economic conditions and many industry-specific factors including competition and labor and other costs threaten our profitability in 2008 and thereafter. These significant challenges facing our industry, particularly fuel costs and weak economic conditions, have recently caused six smaller carriers to declare bankruptcy, five of which ceased or will cease passenger operations. We and many of our domestic network competitors have announced capacity reductions, increases in fares and fees and other measures to address the challenges.

Fuel Costs. High fuel prices continue to increase our costs and diminish our profitability. Although we have recently experienced some success raising ticket prices (including fuel surcharges) in response to record high fuel costs, current levels of jet fuel prices are having an adverse effect on our results of operations, financial condition and liquidity. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers. Based on our expected fuel consumption in 2008, a one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $45 million, holding the refining margin constant and before considering the impact of our fuel hedging program. As of March 31, 2008, we had hedged approximately 18% and 5% of our projected fuel requirements for the second and third quarters of 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.67 per gallon and a weighted average put price of $2.50 per gallon.

Economic Conditions. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies. A recession in the U.S. or global economies could have a material adverse effect on our results of operations and financial condition. In addition, the declining value of the U.S. dollar relative to foreign currencies, such as the British pound, Japanese yen and the euro, increases the costs to U.S. residents of traveling internationally, thereby reducing the demand for air travel and potentially having a material adverse effect on us. The rising value of such foreign currencies also benefits our foreign competitors who purchase fuel in U.S. dollars.

Industry Consolidation. On April 14, 2008, Delta and Northwest announced a definitive agreement to merge. If consummated, this merger will change the competitive environment for us and the entire airline industry. As a result, we conducted a comprehensive review of our strategic alternatives and on April 27, 2008 we announced that we had determined that the best course for us was not to merge with another airline at such time. We are continuing to review our other strategic options, including a careful evaluation of which major global alliance will be best for us over the long term. We cannot predict whether the proposed merger of Delta and Northwest will occur, or the impact on us of this or any other consolidation within the U.S. airline industry.

Competition. Competition in most of our domestic markets from low-cost carriers, as well as our response to this competition, continues to result in increased capacity and reduced yields in many of those markets. In addition, several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve, resulting in lower yields and/or load factors in affected markets. The "open skies" agreement between the U.S. and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional integration opportunities between or among U.S. and European carriers.

The "open skies" agreement, while increasing our competition, is also expected to enhance our ability to compete with European and U.S. airlines that have historically provided service between London's Heathrow Airport and destinations in the U.S. We have acquired slots at Heathrow, and we inaugurated service from New York Liberty and Houston Bush to Heathrow at the end of March 2008, while continuing daily service from both hub airports to London's Gatwick Airport as well as seasonal service between Cleveland Hopkins and Gatwick.

In addition, Air France-KLM, Delta and Northwest have received tentative anti-trust immunity to form a new trans-Atlantic joint venture among those airlines and the coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta announced in October 2007, in connection with their application for anti-trust immunity, their plans for a joint venture beginning upon the effectiveness of the "open skies" agreement and following the approval of the requested anti-trust immunity that would initially cover all of their trans-Atlantic flights between the airlines' hubs and all of their flights between London's Heathrow Airport and any U.S. destination.

Labor and Other Costs. Our ability to sustain our profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure. The collective bargaining agreements with our pilots, mechanics and certain other work groups become amendable beginning in December 2008, and we began discussions with our pilots' union in 2007 on the non-economic contract issues pursuant to our protocol agreement with them. We cannot predict the outcome of our negotiations with our pilots and mechanics, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us. We have implemented $1.6 billion of annual cost-cutting and revenue-generating measures since 2002, $500 million of which was achieved through our 2005 pay and benefit cost reductions. Additionally, during 2007 we completed additional initiatives related to contracts with major suppliers. These initiatives, along with several other smaller initiatives, should reduce our costs by approximately $100 million annually when fully implemented. We began to realize a portion of these additional savings beginning in the fourth quarter of 2007.

To help offset the continued record high fuel prices, we are working towards implementing additional cost saving and revenue generating initiatives that are currently expected to deliver approximately $200 million in annual benefits once fully implemented. These new initiatives do not include any cost savings related to regional operations, but we are actively pursuing opportunities to reduce the cost of regional services provided by ExpressJet under the ExpressJet CPA.

Capacity. Although we previously announced our intent to grow our mainline capacity between 2% and 3% in 2008, as a result of record high fuel prices, a weakening economy and a weak dollar, we plan to begin reducing capacity in the fall of 2008. As previously announced, we plan to remove from service 14 older, less fuel efficient Boeing 737-300 aircraft as leases expire on those aircraft from September 2008 to April 2009. We are now planning to remove an additional six Boeing 737-300 aircraft from our fleet this fall. These 20 Boeing 737-300 aircraft are in addition to the 34 Boeing 737-300 and -500 aircraft that were already planned to be removed from service in 2008 and 2009. With these additional retirements, we expect that our 2008 mainline capacity, including international growth, will increase approximately 1% to 2% and that our 2009 mainline capacity, including international growth, will be down 1% to 2% compared to 2008. Domestically, we expect our 2009 mainline capacity to shrink 6% to 7% when compared to 2008. Longer term, we are targeting mainline capacity growth of between 5% and 7% annually, although actual growth may differ from these targets in any given year. We also expect to reduce our regional jet capacity in the fall of 2008; however, our plans are fluid as we are attempting to negotiate better economics with ExpressJet, and as the CRJs flown for us by Chautauqua come off lease.

Boeing recently announced a delay to its 787 aircraft program, indicating that Boeing 787 aircraft deliveries to customers are now expected to begin in the third quarter of 2009, as opposed to the second quarter of 2008. We expect that the first of our 25 Boeing 787 aircraft will deliver in the second half of 2010 instead of the first half of 2009 as originally scheduled. As a result, our mainline capacity growth for 2010 and thereafter may be reduced below the target range, particularly if we are unable to make alternative arrangements to acquire long-range aircraft on commercially acceptable terms. However, in order to provide flexibility for our widebody aircraft needs, we recently announced orders for eight new Boeing 777 aircraft, the first two of which deliver in 2009.

Our ability to achieve our targeted capacity growth will be subject to, among other things, any capacity constraints imposed on our operations. The FAA has designated several airports, including New York's John F. Kennedy Airport ("Kennedy") and LaGuardia Airport ("LaGuardia"), as "high density traffic airports." To address concerns about airport congestion, the FAA has imposed operating restrictions at Kennedy, LaGuardia and New York Liberty. Although we do not believe that the proposed operating restrictions will have a material effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the three months ended March 31 is as follows:
	2008	2007	% Increase (Decrease)

Passengers (thousands) (1)	16,440	16,176	1.6%
Revenue passenger miles (millions) (2)	22,280	21,450	3.9%
Available seat miles (millions) (3)	28,376	27,250	4.1%
Passenger load factor (4)	78.5%	78.7%	(0.2) pts.
Passenger revenue per available seat mile (cents)	11.36	10.62	7.0%
Average yield (cents) (5)	14.47	13.50	7.2%
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.

Results of Operations. We recorded a net loss of $80 million in the first quarter of 2008 as compared to net income of $22 million for the first quarter of 2007. We consider a key measure of our performance to be operating income (loss), which was a loss of $66 million for the first quarter of 2008, as compared to income of $64 million for the first quarter of 2007. Significant components of our consolidated operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$3,570	$3,179	$ 391	12.3%
Operating Expenses	3,636	3,115	521	16.7%
Operating Income (Loss)	(66)	64	(130)	NM
Nonoperating Income (Expense)	(58)	(42)	16	38.1%
Income Tax Benefit	44	-	44	NM

Net Income (Loss)	$ (80)	$ 22	$(102)	NM

NM - Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the quarter ended March 31, 2008 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in First Quarter 2008 vs First Quarter 2007
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,355	7.6%	8.3%	(0.7)%
Trans-Atlantic	606	20.6%	2.8%	17.2%
Latin America	462	14.4%	6.7%	7.2%
Pacific	257	12.0%	8.8%	2.9%
Total Mainline	2,680	11.9%	6.7%	4.8%

Regional	543	8.7%	9.8%	(0.9)%

Total	3,223	11.3%	7.0%	4.1%

Cargo	122	14.0%
Other	225	27.1%

Operating Revenue	$3,570	12.3%

Passenger revenue increased due to increased capacity and traffic and several fare increases. Consolidated RASM for the quarter increased year-over-year due to higher yields. The improved RASM reflects our actions taken to increase fuel surcharges and implement more restrictions on non-refundable tickets.

Cargo revenue increased due to higher fuel surcharge rates and increased freight volume. Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program and rental income on aircraft leased to ExpressJet but not operated for us.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended March 31 (in millions, except percentage changes):
	2008	2007	Increase	% Increase (Decrease)

Aircraft fuel and related taxes	$1,048	$ 684	$364	53.2%
Wages, salaries and related costs	729	726	3	0.4%
Regional capacity purchase, net	506	430	76	17.7%
Aircraft rentals	247	248	(1)	(0.4)%
Landing fees and other rentals	207	193	14	7.3%
Distribution costs	182	161	21	13.0%
Maintenance, materials and repairs	159	144	15	10.4%
Depreciation and amortization	106	99	7	7.1%
Passenger services	96	90	6	6.7%
Special charges (credits)	(8)	11	(19)	NM
Other	364	329	35	10.6%
	$3,636	$3,115	$521	16.7%

Operating expenses increased 16.7% primarily due to the following:

  Aircraft fuel and related taxes increased due to a 47.6% increase in jet fuel prices. The average jet fuel price per gallon including related taxes increased from $1.89 in the first quarter of 2007 to $2.80 in the first quarter of 2008. Fuel expense includes gains related to our fuel hedging program of $24 million in the first quarter of 2008 compared to a $14 million loss in the first quarter of 2007.
  Wages, salaries and related costs increased slightly primarily due to an increase in employees necessary to support our growth, partially offset by a decrease in profit sharing expenses resulting from our net loss in the first quarter of 2008.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consisted of the following for the three months ended March 31 (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Capacity purchase expenses	$353	$363	$(10)	(2.8)%
Fuel and fuel taxes	214	145	69	47.6%
Aircraft sublease income	(61)	(78)	(17)	(21.8)%
Regional capacity purchase, net	$506	$430	$ 76	17.7%

The net expense was higher in the first quarter of 2008 than in 2007 primarily due to higher fuel expense. Fuel expense increased 47.6% over the first quarter of 2007 expense as a result of higher fuel prices. Sublease income was lower in the quarter ended March 31, 2007 reflecting the withdrawal of aircraft from the ExpressJet CPA in 2007. Sublease income of $26 million and $7 million on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA for the three months ended March 31, 2008 and 2007, respectively, is recorded as other revenue.

  Distribution costs increased due to an increase in credit card discount fees and travel agency commissions, both of which resulted from increased passenger revenue.
  Maintenance, materials and repairs increased primarily due to a higher volume of scheduled airframe maintenance overhauls, which is driven by aircraft age and timing of the maintenance cycle. In addition, component repair costs and contractual engine repair rates were higher due to the aging of our fleet.
  Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses, and less favorable currency exchange rates.
  Special charges (credits) in the first quarter of 2008 consisted of an $8 million gain on the sale of three Boeing 737-500 aircraft. Special charges in the first quarter of 2007 consisted of a $5 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and a $6 million aircraft-related charge.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies and gains from dispositions of investments. Total nonoperating expense increased $16 million in the first quarter of 2008 compared to the first quarter of 2007 due to the following:

  Net interest expense increased $2 million primarily as a result of lower interest income.
  Gain on sale of investments in 2007 consisted of $7 million related to the sale of substantially all of our remaining interest in Holdings.

Income Taxes. Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes, and, for the first quarter of 2007, the benefit of tax loss carryforwards that offset tax expense that would have otherwise been recorded.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 79 or fewer seats (for turboprops). As of March 31, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements. Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory. In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas. Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Statistical Information. Certain statistical information for our segments' operations for the three months ended March 31 is as follows:
			Increase
	2008	2007	(Decrease)

Mainline Operations:
Passengers (thousands)	12,197	11,945	2.1%
Revenue passenger miles (millions)	19,923	19,090	4.4%
Available seat miles (millions)	25,278	24,124	4.8%
Passenger load factor	78.8%	79.1%	(0.3) pts.
Cargo ton miles (millions)	261	254	2.8%

Passenger revenue per available seat mile (cents)	10.60	9.93	6.7%
Total revenue per available seat mile (cents)	11.93	11.14	7.1%
Average yield per revenue passenger mile (cents)	13.45	12.55	7.2%
Average fare per revenue passenger	$221.87	$202.31	9.7%

Cost per available seat mile, including special charges (credits) (cents) (1)	11.79	10.56	11.6%
Average price per gallon of fuel, including fuel taxes (cents)	279.65	189.48	47.6%
Fuel gallons consumed (millions)	375	361	3.9%

Aircraft in fleet at end of period	372	367	1.4%
Average length of aircraft flight (miles)	1,457	1,417	2.8%
Average daily utilization of each aircraft (hours)	11:11	11:10	0.3%

Regional Operations:
Passengers (thousands)	4,243	4,231	0.3%
Revenue passenger miles (millions)	2,357	2,360	(0.1)%
Available seat miles (millions)	3,098	3,126	(0.9)%
Passenger load factor	76.1%	75.5%	0.6 pts.
Passenger revenue per available seat mile (cents)	17.54	15.98	9.8%
Average yield per revenue passenger mile (cents)	23.05	21.17	8.9%
Fuel gallons consumed (millions)	76	77	(1.3)%
Aircraft in fleet at end of period	269	264	1.9%
  Includes special charges (credits) which represented (0.03) and 0.05 cents per available seat mile for the three months ended March 31, 2008 and 2007, respectively.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2008	2007	Increase	% Increase

Operating Revenue	$3,016	$2,688	$328	12.2%

Operating Expenses:
Aircraft fuel and related taxes	1,048	684	364	53.2%
Wages, salaries and related costs	714	715	(1)	(0.1)%
Aircraft rentals	168	169	(1)	(0.6)%
Landing fees and other rentals	193	181	12	6.6%
Distribution costs	156	138	18	13.0%
Maintenance, materials and repairs	159	144	15	10.4%
Depreciation and amortization	104	96	8	8.3%
Passenger services	91	86	5	5.8%
Special charges (credits)	(8)	11	(19)	NM
Other	355	323	32	9.9%
	2,980	2,547	433	17.0%

Operating Income	$ 36	$ 141	$(105)	(74.5)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$554	$491	$63	12.8%

Operating Expenses:
Wages, salaries and related costs	15	11	4	36.4%
Regional capacity purchase, net	506	430	76	17.7%
Aircraft rentals	79	79	-	-
Landing fees and other rentals	14	12	2	16.7%
Distribution costs	26	23	3	13.0%
Depreciation and amortization	2	3	(1)	(33.3)%
Passenger services	5	4	1	25.0%
Other	9	6	3	50.0%
	656	568	88	15.5%

Operating Loss	$(102)	$(77)	$25	32.5%

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2008, we had $2.5 billion in unrestricted cash, cash equivalents and short-term investments, which is $286 million lower than at December 31, 2007. At March 31, 2008, we also had $110 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash, cash equivalents and short-term investments at December 31, 2007 totaled $179 million. Additionally, we held student loan-related auction rate securities reported as non-current assets at March 31, 2008 with a par value of $314 million and a fair value of $300 million. At December 31, 2007, student loan-related auction rate securities totaled $387 million (par and fair value) and were reported as current assets ($285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments).

Sources and Uses of Cash

Operating Activities. Cash flows provided by operations for the three months ended March 31, 2008 were $69 million compared to $299 million in the same period in 2007. The decrease in cash flows provided by operations in 2008 compared to 2007 is primarily the result of higher fuel expenses and $158 million in profit sharing paid to our employees in 2008 as compared to $111 million paid in 2007, partially offset by $46 million less contributions to our defined benefit pension plans in 2008.

Investing Activities. Cash flows provided by (used in) investing activities for the three months ended March 31 were as follows (in millions):
			Cash
			Increase
	2008	2007	(Decrease)

Capital expenditures	$(101)	$(78)	$(23)
Aircraft purchase deposits refunded (paid), net	32	(31)	63
Proceeds from sales of short-term investments, net (converted to cash and cash equivalents)	151	4	147
Proceeds from sales of property and equipment	42	1	41
Decrease (increase) in restricted cash, cash equivalents and short-term investments, net	(8)	65	(73)
Proceeds from sale of investments	-	35	(35)
	$ 116	$ (4)	$120

The amounts presented above are not affected by the reclassification of student loan-related auction rate securities from short-term investments and restricted cash, cash equivalents and short-term investments during the first quarter of 2008.

During the three months ended March 31, 2008, capital expenditures increased over the corresponding prior year period primarily due to infrastructure and equipment purchases and technology enhancements.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Projected net capital expenditures for 2008 are as follows (in millions):
Fleet related	$ 147
Non-fleet	275
Spare parts and capitalized interest	62
Total	$ 484
Aircraft purchase deposits refunded	(16)
Projected net capital expenditures	$ 468

Projected non-fleet capital expenditures are primarily for Heathrow slots, ground service equipment and technology and terminal enhancements. While some of our projected capital expenditures are related to projects we have committed to, a significant number of projects can be deferred. Should economic conditions warrant, we will reduce our capital expenditures, and will be able to do so without materially impacting our operations.

We sold three owned Boeing 737-500 aircraft in the first quarter of 2008 and received cash proceeds of $42 million. Fourteen additional owned or leased Boeing 737-500 aircraft are scheduled for delivery to the purchasers by the end of 2008. In April 2008, we entered into an agreement to terminate the leases and arrange for the sale of eight additional leased Boeing 737-500 aircraft for delivery in 2009. We expect to operate each aircraft until shortly before its delivery date. These transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the closing of these transactions will occur.

In January 2007, we sold substantially all of our shares of Holdings common stock to third parties for cash proceeds of $35 million. We sold the remaining shares of Holdings common stock to third parties in April 2007 and no longer own any shares of Holdings common stock.

Financing Activities. Cash flows used in financing activities for the three months ended March 31 were as follows (in millions):
			Cash
			Increase
	2008	2007	(Decrease)

Payments on long-term debt and capital lease obligations	$ (130)	$ (166)	$36
Proceeds from issuance of long-term debt	43	25	18
Proceeds from issuance of common stock pursuant to stock plans	4	8	(4)
	$ (83)	$(133)	$50

Cash flows used in financing activities decreased due to lower repayments in the first quarter of 2008. In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007. Other payments on long-term debt during the first quarter of 2007 include pre-payments totaling $31 million that were due later in 2007 or in 2008.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We applied this financing to all ten Boeing aircraft delivered to us in the first quarter of 2008 and recorded related debt of $387 million. We also expect to apply this financing to 20 of the 25 Boeing 737 aircraft scheduled for delivery from April 2008 through the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft. These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet at March 31, 2008 because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

As we take delivery of each of the aircraft in 2008 or 2009, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds. We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet. Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates. Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

In addition, we have manufacturer backstop financing for up to 18 (depending on the model selected) of the Boeing 737 aircraft scheduled to be delivered through the end of 2009 and not otherwise covered by the financing described above. However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available. Since the commitments for firm order aircraft are non-cancelable, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

During the first quarter of 2007, we incurred $95 million in principal amount of floating rate indebtedness pursuant to existing finance agreements secured by one 777-200ER aircraft that was delivered in March 2007. This indebtedness consists of $78 million of senior notes due in 2019 and $17 million of junior notes due in 2014. The notes bear interest at LIBOR plus a blended margin of approximately 1.9% per year.

Other Liquidity Matters

Student Loan-Related Auction Rate Securities. At March 31, 2008, we held student loan-related auction rate securities with a par value of $314 million and a fair value of $300 million. This total includes $77 million par value ($74 million fair value) that is restricted as collateral for estimated future workers' compensation claims. At December 31, 2007, these securities totaled $387 million (par and fair value) and were reported as current assets ($285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments). These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities. The most recent auctions involving all of these securities failed, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates. Accordingly, we reclassified such securities to long-term assets during the first quarter of 2008. Based upon our cash requirements and other existing liquid assets, the failure of these auctions and our continuing to hold these securities did not have an impact on our liquidity during the quarter.

Financeable Assets. At March 31, 2008, we had approximately $5.3 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our unrestricted investment in student loan-related auction rate securities and our remaining investment in Copa, with fair values of $226 million and $167 million, respectively, at March 31, 2008, are not pledged as collateral under any of our debt, although we are contractually limited in our ability to dispose of our interest in Copa prior to July 2008. We were in compliance with all debt covenants at March 31, 2008.

Credit Ratings. At March 31, 2008, our senior unsecured debt was rated B3 by Moody's and B- by Standard & Poor's. These ratings are significantly below-investment grade. Although we obtained favorable terms in the April 2007 issuance of $1.1 billion in pass through certificates (discussed above under "Sources and Uses of Cash"), our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $171 million under our U.S. bank card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $42 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Bank Card Processing Agreement. Our U.S. bank card processing agreement also contains financial covenants which require, among other things, that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months of 1.1 to 1.0. The liquidity covenant requires us to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities at each month end of 0.29 to 1.0. Although we are currently in compliance with all of the covenants, failure to maintain compliance would result in our being required to post up to an additional $628 million of cash collateral, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the $1.0 billion minimum balance required under our $350 million secured term loan facility, resulting in a default under that facility. If we cease to comply with the financial covenants discussed above or if our unrestricted cash and short-term investments balance falls below $2.0 billion, the bank card processor can require us to redeposit collateral of $67 million returned to us in 2007.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first quarter of 2008, we contributed $60 million to our defined benefit pension plans. On April 10, 2008, we contributed an additional $24 million and during the remainder of the year, we expect to contribute an additional $80 million for a total of $164 million in contributions to our defined benefit pension plans during calendar year 2008. Although it had been our intent to fund our defined benefit pension plans above these levels, we currently believe it is prudent, due to record high fuel prices and other challenges facing the industry, to instead contribute a total of $164 million during calendar year 2008, which continues to exceed our minimum funding requirement during such period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2007 Form 10-K except as follows:

Aircraft Fuel. As of March 31, 2008, we had hedged approximately 18% and 5% of our projected fuel requirements for the second and third quarters of 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.67 per gallon and a weighted average put price of $2.50 per gallon. At March 31, 2008, the fair value of our fuel hedges was $27 million and is included in prepayments and other current assets in our consolidated balance sheet. We estimate that a 10% increase in the price of crude oil and heating oil at March 31, 2008 would increase the fair value related to the fuel hedges outstanding at that date by $50 million.

Foreign Currency. At March 31, 2008, we had forward contracts outstanding to hedge the following cash inflows (primarily from passenger ticket sales) in foreign currencies:

  35% of our projected British pound-denominated cash inflows through 2008
  36% of our projected Canadian dollar-denominated cash inflows through 2008
  31% of our projected Japanese yen-denominated cash inflows through 2009
  21% of our euro-denominated cash inflows through 2008

At March 31, 2008, the fair value of our foreign currency hedges was $(15) million and is included in accrued other liabilities in our consolidated balance sheet. We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at March 31, 2008 (in millions):
	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

British pound	$12	$(31)	$(19)
Canadian dollar	7	(18)	(11)
Japanese yen	9	(68)	(59)
Euro	4	(42)	(38)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by Continental in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Continental's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of March 31, 2008 to provide reasonable assurance of the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remained in the two cases. On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly. The plaintiffs have filed a notice of appeal with the Sixth Circuit Court of Appeals. In each of these cases, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Part I, Item 1A, "Risk Factors," of our 2007 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K.

The airline industry is highly competitive and susceptible to price discounting. The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Carriers use discount fares to stimulate traffic during periods of slack demand or when they begin service to new cities or have excess capacity to generate cash flow and to establish or increase market share. Some of our competitors have substantially greater financial resources (including more favorable hedges against fuel price increases) and/or lower cost structures than we do. In recent years, the domestic market share held by low-cost carriers has increased significantly and is expected to continue to increase, which has dramatically changed the airline industry. The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient pricing structures in domestic markets to achieve profitability. We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve. Additionally, the "open skies" agreement between the U.S. and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers. In addition, Air France-KLM, Delta and Northwest have received tentative anti-trust immunity to form a new trans-Atlantic joint venture among those airlines and the coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta announced in October 2007, in connection with this application for anti-trust immunity, their plans for a joint venture beginning upon the effectiveness of the "open skies" agreement and following the approval of the requested anti-trust immunity that will initially cover all of their trans-Atlantic flights between the airlines' hubs and all of their flights between London's Heathrow Airport and any U.S. destination. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

We are also facing stronger competition from carriers that have emerged from bankruptcy, including Delta, Northwest, US Airways and Untied Airlines. Carriers typically emerge from bankruptcy with substantially lower costs than ours achieved by cost reductions through, among other things, reducing or discharging debt, lease and pension obligations and reducing wages and benefits. Additionally, we may face stronger competition from carriers that participate in industry consolidation. Through consolidation, carriers have the opportunity to significantly expand the reach of their networks, which is of primary importance to business travelers, and to achieve cost reductions by eliminating redundancy in their networks and their management structures.

The airline industry may experience further consolidation that would affect our competitive position. Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and additional consolidation in the near term is likely in light of the recent announcement by Delta and Northwest of their definitive agreement to merge. If consummated, this merger will change the competitive environment for us and the entire airline industry. As a result, we conducted a comprehensive review of our strategic alternatives and on April 27, 2008 we announced that we had determined that the best course for us was not to merge with another airline at such time. We are continuing to review our other strategic options, including a careful evaluation of which major global alliance will be best for us over the long term. We cannot predict whether the proposed merger of Delta and Northwest will occur, or the impact on us of this or any other consolidation within the U.S. airline industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Through April 22, 2008, on which date Continental took delivery of a new Boeing 737-800 aircraft, Continental has borrowed a total of $463 million in 2008 to finance the deliveries of four new Boeing 737-800 aircraft and eight new Boeing 737-900ER aircraft by issuing equipment notes ("Equipment Notes") secured by those aircraft. The funds used to purchase the Equipment Notes were raised in April 2007 through the sale of $1.1 billion of three classes of pass-through certificates. The proceeds from this sale of pass-through certificates are held in escrow pending delivery of each aircraft.

Pursuant to the April 2007 note purchase agreement (the "Note Purchase Agreement"), the Equipment Notes are issued in three series: Series A, bearing interest at the rate of 5.983% per annum, Series B, bearing interest at the rate of 6.903% per annum, and Series C, bearing interest at the rate of 7.339% per annum. The interest on the Equipment Notes and the escrowed funds is payable semiannually on each April 19 and October 19, beginning on October 19, 2007. The principal payments on the Equipment Notes are scheduled on April 19 and October 19 in certain years, beginning on April 19, 2010. The final payments will be due on April 19, 2022, in the case of the Series A and Series B Equipment Notes, and April 19, 2014, in the case of the Series C Equipment Notes.

Maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default, including failure by Continental (in some cases after notice or the expiration of a grace period, or both) to make payments under the applicable indenture when due or to comply with certain covenants, as well as certain bankruptcy events involving Continental. The Equipment Notes issued with respect to each aircraft will be secured by a lien on such aircraft and will also be cross-collateralized by the other aircraft financed pursuant to the Note Purchase Agreement.

Continental expects to issue an additional $684 million in Equipment Notes as it applies this financing to 18 of the 22 Boeing 737 aircraft scheduled for delivery from May 2008 through the first quarter of 2009.

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

3.1(c)

Corrected Certificate of Designation of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323) (the "2003 Q-1 10-Q").

3.2

Bylaws of Continental, as amended through October 17, 2007 - incorporated by reference to Exhibit 3.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323) (the "2007 Q-3 10-Q").

10.1*	Form of Outside Director Stock Option Grant pursuant to the Continental Airlines, Inc. Incentive Plan 2000, as amended and restated. (Updated form to facilitate electronic delivery)
10.2

Supplemental Agreement No. 45, dated February 20, 2008, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("Boeing") relating to the purchase of Boeing 737 aircraft. (1)

10.3	Supplemental Agreement No. 14, dated February 20, 2008, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: April 29, 2008	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: April 29, 2008	by:	/s/ Chris Kenny
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

3.1(c)

Corrected Certificate of Designation of Series B Preferred Stock - incorporated by reference to the Exhibit 3.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File no. 1-10323) (the "2003 Q-1 10-Q").

3.2

Bylaws of Continental, as amended through October 17, 2007 - incorporated by reference to Exhibit 3.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323) (the "2007 Q-3 10-Q").

10.1*	Form of Outside Director Stock Option Grant pursuant to the Continental Airlines, Inc. Incentive Plan 2000, as amended and restated. (Updated form to facilitate electronic delivery)
10.2

Supplemental Agreement No. 45, dated February 20, 2008, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("Boeing") relating to the purchase of Boeing 737 aircraft. (1)

10.3	Supplemental Agreement No. 14, dated February 20, 2008, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.