Form 10-Q
period 2008-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2008-07-18
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

__________

As of July 11, 2008, 109,796,597 shares of Class B common stock of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating Revenue:
Passenger (excluding fees and taxes of $408, $391, $784, and $737, respectively)	$3,650	$3,396	$6,873	$6,291
Cargo	132	109	254	216
Other	262	205	487	382
	4,044	3,710	7,614	6,889

Operating Expenses:
Aircraft fuel and related taxes	1,363	821	2,411	1,505
Wages, salaries and related costs	704	842	1,432	1,568
Regional capacity purchase, net	589	444	1,095	873
Aircraft rentals	246	248	493	496
Landing fees and other rentals	210	190	418	384
Distribution costs	194	176	375	337
Maintenance, materials and repairs	167	169	326	313
Depreciation and amortization	108	101	215	200
Passenger services	107	99	203	189
Special charges	58	7	50	18
Other	369	350	733	679
	4,115	3,447	7,751	6,562

Operating Income (Loss)	(71)	263	(137)	327

Nonoperating Income (Expense):
Interest expense	(88)	(97)	(179)	(193)
Interest capitalized	8	6	17	11
Interest income	16	41	40	77
Income from other companies	6	5	10	10
Gain on sale of investments	78	-	78	7
Other, net	5	14	-	15
	25	(31)	(34)	(73)

Income (Loss) before Income Taxes	(46)	232	(171)	254

Income Tax Benefit (Expense)	43	(4)	88	(4)

Net Income (Loss)	$ (3)	$ 228	$ (83)	$ 250

Earnings (Loss) Per Share:
Basic	$(0.03)	$ 2.35	$(0.84)	$ 2.60
Diluted	$(0.03)	$ 2.03	$(0.84)	$ 2.26

Shares Used for Computation:
Basic	99	97	99	96
Diluted	99	115	99	115

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	June 30,	December 31,	June 30,
ASSETS	2008	2007	2007
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 3,049	$ 2,128	$ 2,745
Short-term investments	358	675	431
Total unrestricted cash, cash equivalents and short-term investments	3,407	2,803	3,176

Restricted cash, cash equivalents and short-term investments	122	179	202
Accounts receivable, net	739	606	758
Spare parts and supplies, net	339	271	256
Deferred income taxes	249	259	187
Prepayments and other	602	443	499
Total current assets	5,458	4,561	5,078

Property and Equipment:
Owned property and equipment:
Flight equipment	7,960	7,182	7,169
Other	1,641	1,548	1,489
	9,601	8,730	8,658
Less: Accumulated depreciation	2,968	2,790	2,655
	6,633	5,940	6,003

Purchase deposits for flight equipment	328	414	246

Capital leases	190	297	298
Less: Accumulated amortization	49	93	87
	141	204	211
Total property and equipment, net	7,102	6,558	6,460

Routes	484	484	484
Airport operating rights, net	307	222	113
Investment in student loan-related auction rate securities (including $61 restricted)	264	-	-
Investment in other companies	6	69	62
Other assets, net	197	211	246

Total Assets	$13,818	$12,105	$12,443

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2008	2007	2007
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 466	$ 652	$ 483
Accounts payable	1,043	1,013	1,090
Air traffic and frequent flyer liability	2,790	1,967	2,421
Accrued payroll	334	545	376
Accrued other liabilities	294	272	283
Total current liabilities	4,927	4,449	4,653

Long-Term Debt and Capital Leases	5,323	4,366	4,767

Deferred Income Taxes	299	359	187

Accrued Pension Liability	472	534	985

Accrued Retiree Medical Benefits	242	235	221

Other	843	612	680

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; zero, one and one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 109,796,597, 98,208,888 and 97,683,412 issued and outstanding	1	1	1
Additional paid-in capital	1,785	1,606	1,580
Retained earnings	365	448	239
Accumulated other comprehensive loss	(439)	(505)	(870)
Total stockholders' equity	1,712	1,550	950
Total Liabilities and Stockholders' Equity	$ 13,818	$ 12,105	$ 12,443

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)
	Six Months Ended June 30,
	2008		2007
Cash Flows from Operating Activities:	$
Net income (loss)		$ (83)	$ 250
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		215	200
Special charges		50	18
Gain on sale of investments		(78)	(7)
Undistributed equity in income of other companies		(9)	(10)
Stock-based compensation related to equity awards		8	12
Deferred income taxes		(88)	-
Other, net		22	14
Changes in operating assets and liabilities		430	491
Net cash provided by operating activities		467	968

Cash Flows from Investing Activities:
Capital expenditures		(293)	(155)
Aircraft purchase deposits refunded (paid), net		56	(62)
Proceeds from sales of short-term investments, net		82	(70)
Proceeds from sales of property and equipment		74	7
Decrease (increase) in restricted cash, cash equivalents and short-term investments		(21)	63
Proceeds from sale of Copa Holdings, S.A. shares, net		149	-
Proceeds from sale of ExpressJet Holdings, Inc. shares, net		-	35
Proceeds from sale of student loan-related auction rate securities		21	-
Net cash provided by (used in) investing activities		68	(182)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(267)	(213)
Proceeds from issuance of long-term debt		483	25
Proceeds from public offering of common stock		162	-
Proceeds from issuance of common stock pursuant to stock plans		8	24
Net cash provided by (used in) financing activities		386	(164)

Net Increase in Cash and Cash Equivalents		921	622

Cash and Cash Equivalents - Beginning of Period		2,128	2,123

Cash and Cash Equivalents - End of Period		$3,049	$2,745

Investing and Financing Activities Not Affecting Cash:
Common stock issued upon conversion of 4.5% Convertible Notes		$ -	$ 170
Property and equipment acquired through the issuance of debt		$ 690	$ 190

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

NOTE 1 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 157. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). As discussed in Note 5, on January 1, 2008, we adopted the provisions of SFAS 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis. We are currently evaluating the requirements of the deferred provisions of this statement and have not determined the impact, if any, that adoption of the deferred provisions will have on our consolidated financial statements.

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

FSP APB 14-1. In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (the "FSP"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The adoption of this FSP will affect the accounting for our 5% Convertible Notes due 2023 and will result in increased interest expense of approximately $12 million in 2009 and $6 million in 2010, assuming the 5% Convertible Notes will be settled in 2010. The retroactive application of this FSP to years 2003 through 2008 will result in increased annual interest expense of approximately $4 million in 2003, gradually increasing to approximately $11 million in 2008.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$(3)	$228	$(83)	$250
Effect of dilutive securities - interest expense on:
5% Convertible Notes	-	2	-	3
6% Convertible Junior Subordinated Debentures held by subsidiary trust	-	3	-	5
4.5% Convertible Notes	-	-	-	1
Numerator for diluted earnings (loss) per share - net income after assumed conversions	$(3)	$ 233	$(83)	$ 259

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	99	97	99	96
Effect of dilutive securities:
5% Convertible Notes	-	9	-	9
6% Convertible Junior Subordinated Debentures held by subsidiary trust	-	4	-	4
4.5% Convertible Notes	-	-	-	1
Employee stock options	-	5	-	5
Dilutive potential common shares	-	18	-	19
Denominator for diluted earnings (loss) per share - weighted-average shares after assumed conversions	99	115	99	115

The adjustments to net income (loss) to determine the numerator for diluted earnings (loss) per share are net of the related effect of applicable income taxes and any profit sharing.

Approximately 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted earnings (loss) per share in the three and six months ended June 30, 2008 because they were antidilutive. In addition, approximately eight million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for each of the three and six months ended June 30, 2008, and one million in the three months ended June 30, 2007, because the options' exercise prices were greater than the average market price of the common shares during the relevant period or the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of June 30, 2008, we owned or leased 375 mainline jets and 274 regional jets. All mainline jets are operated exclusively by us. Of the 274 regional jets that we own or lease, 205 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet"), and operated on our behalf under a capacity purchase agreement with ExpressJet. The remaining 69 regional jet aircraft are subleased to ExpressJet, but are not operated on our behalf and, accordingly, are not included in the operating fleet table below. See Note 13 for a discussion of the changes to our capacity purchase agreement with ExpressJet effective July 1, 2008. Additionally, our regional operating fleet includes 73 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of June 30, 2008:
				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline:
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	14	27	-
737-900ER	10	10	-	-
737-900	12	8	4	-
737-800	111	38	73	-
737-700	36	12	24	-
737-500	55	7	48	-
737-300	47	21	26	-
Total mainline	375	150	225	-

Regional:
ERJ-145XR	60	-	60	-
ERJ-145	135	18	97	20	(a)
ERJ-135	30	-	30	-
CRJ200LR	24	-	-	24	(a)
Q200	16	-	-	16	(b)
Q400	13	-	-	13	(c)
Total regional	278	18	187	73

Total	653	168	412	73
  Operated by Chautauqua Airlines, Inc. ("Chautauqua") under a capacity purchase agreement.
  Operated by Champlain Enterprises Inc., doing business as CommutAir under a capacity purchase agreement.
  Operated by Colgan Air, Inc. ("Colgan") under a capacity purchase agreement.

Fleet Activity. During the first half of 2008, we placed ten new Boeing 737-900ER and six new Boeing 737-800 aircraft into service and we removed five Boeing 737-500 and one Boeing 737-300 aircraft from service. In addition, we took delivery of three Boeing 737-900ER and one Boeing 737-800 aircraft in late June 2008, which were placed into service in July 2008. These four aircraft are not included in the table above.

We sold five Boeing 737-500 aircraft in the first half of 2008. Twelve additional Boeing 737-500 aircraft are scheduled for sale by the end of 2008. In April 2008, we entered into an agreement to terminate the leases and arrange for the sale of eight additional leased Boeing 737-500 aircraft for delivery in 2009. We expect to operate each aircraft until shortly before its delivery date. These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the closing of these transactions will occur.

In February 2008, Colgan began providing and operating 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from Newark Liberty International Airport ("New York Liberty"). Colgan plans to operate fifteen Q400 aircraft for us by the end of the third quarter of 2008. Colgan operates the aircraft under a capacity purchase agreement with us with a ten year term expiring in 2018.

Capacity Reductions. In June 2008, we announced significant reductions in flying and staffing that are necessary for us to further adjust to the extremely high cost of fuel. Starting in September 2008, at the conclusion of the peak summer season, we will reduce our flights, resulting in a reduction of domestic mainline capacity (as measured by available seat miles), compared to the same period last year. We also announced that we will accelerate the retirement of 67 less fuel efficient Boeing 737-300 and 737-500 aircraft from our mainline fleet. Given the need for prompt capacity reductions in the current industry environment, 27 of the 67 aircraft will be removed in September 2008. Including these 27 aircraft, we expect to remove 24 Boeing 737-300 and 13 Boeing 737-500 aircraft from service during the remainder of 2008. During 2009, we expect to remove seven Boeing 737-500 aircraft and all of the remaining Boeing 737-300 aircraft from service. All of the Boeing 737-500 aircraft scheduled to be removed from service are under contract to be sold.

Firm Order and Option Aircraft. As of June 30, 2008, we had firm commitments for 96 new aircraft (63 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2008 through 2015, with an estimated aggregate cost of $5.8 billion including related spare engines. In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of June 30, 2008.

NOTE 4 - LONG-TERM DEBT

Debt Secured by Aircraft. On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We applied a portion of this financing to 18 Boeing aircraft delivered to us in the first half of 2008 and recorded related debt of $689 million. We expect to apply the remainder of this financing to 12 of the 15 Boeing 737 aircraft scheduled for delivery from July 2008 through the first quarter of 2009.

During the second quarter of 2008, we also obtained financing for two new Boeing 737-900ER aircraft and separately entered into a loan agreement secured by four Boeing 757-200 aircraft and one Boeing 737-700 aircraft. As of June 30, 2008, we have borrowed $135 million secured by the two Boeing 737-900ER aircraft and the four Boeing 757-200 aircraft. We expect to receive the remaining loan proceeds of $17 million related to the Boeing 737-700 aircraft in November 2008.

Pre-delivery Payment Facility. On June 30, 2008, we entered into a loan facility to finance a portion of the pre-delivery payment requirements under the aircraft purchase agreements for 66 new Boeing aircraft scheduled for delivery between July 1, 2008 and the end of 2011. We borrowed $113 million under this facility on June 30, 2008. The second and final borrowing under this facility in the amount of $16 million is scheduled for December 2008. Our obligations under the facility are secured by our rights under our purchase agreements for 737 and 777 aircraft on order with Boeing.

Advance Purchase of Mileage Credits. On June 10, 2008, we entered into an amendment and restatement of our Bankcard Joint Marketing Agreement (the "Bankcard Agreement") with Chase Bank USA, N.A. ("Chase"), under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase. The Bankcard Agreement provides for a payment to us of $413 million, of which $235 million relates to the advance purchase of frequent flyer mileage credits for the year 2016. In connection with the advance purchase of mileage credits, we have provided a security interest to Chase in certain routes and slots, including our recently-acquired slots at London's Heathrow Airport. The $235 million purchase of mileage credits has been treated as a loan from Chase and is reported as long-term debt in our consolidated balance sheet. Our liability will be reduced ratably in 2016 as the mileage credits are issued to Chase. The remaining $178 million received from Chase is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016. This amount is reported in other liabilities in our consolidated balance sheet and will be recognized as other revenue over the term of the agreement.

Maturities. Maturities of long-term debt due before December 31, 2008 and for the next four years are as follows (in millions):
July 1, 2008 through December 31, 2008	$ 360
Year ending December 31,
2009	488
2010	910
2011	1,123
2012	497

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

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):
	Carrying Amount as of June 30, 2008	Level 1	Level 2	Level 3	Valuation Technique

Cash equivalents	$2,999	$2,999			(A)
Restricted cash equivalents	118	118			(A)
Short-term investments classified as available- for-sale	358	358			(A)
Student loan-related auction rate securities	264			$264	(B)
Fuel hedging derivatives	174			174	(A)
Foreign currency hedges	1		$1		(A)

Unobservable Inputs. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):
	Student Loan- Related Auction Rate Securities	Fuel Hedging Derivatives

Balance at January 1, 2008	$ -	$ 24
Transfers to Level 3 (subsequent to dispositions of $73)	314	-
Additions	-	39
Dispositions	(21)	-
Gains and losses:
Settlement (gains) losses reported in earnings	-	(108)
Unrealized gains (losses) reported in earnings	(29)	33
Unrealized gains (losses) reported in other comprehensive income	-	186
Balance at June 30, 2008	$264	$ 174

Student Loan-Related Auction Rate Securities. At June 30, 2008, we held student loan-related auction rate securities with a par value of $293 million and a fair value of $264 million. This total includes $226 million par value ($203 million fair value) classified as long-term investments and $67 million par value ($61 million fair value) that is restricted as collateral for estimated future workers' compensation claims. At December 31, 2007, student loan-related auction rate securities totaled $387 million (par and fair value), including $285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments. These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second quarter, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates. Additionally, a liquid secondary market for these securities has not emerged. Accordingly, we reclassified such securities to long-term assets during the first quarter of 2008.

We account for these securities as available-for-sale investments. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market. While we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. We estimated the fair value of these securities to be $264 million at June 30, 2008, taking into consideration the limited sales and offers to purchase securities during the second quarter of 2008 and using internally-developed models of the expected future cash flows related to the securities, taking into account our probability-weighted assumptions about the cash flows of the underlying student loans and the fact that the securities we hold are senior to other classes of securities secured by the pools of student loans. Because we do not intend to hold these securities until the par value is recoverable and believe the decline in fair value is other-than-temporary, we recorded a loss of $29 million in the quarter ended June 30, 2008 to reflect the decline in value of these securities. This loss is included in nonoperating income (expense) in our consolidated statement of operations.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional losses on these securities.

Fuel Hedging Derivatives. At June 30, 2008, our fuel derivative instruments consisted of over-the-counter contracts, primarily crude oil or heating oil option contracts forming zero cost collars and crude oil call options, which are not traded on a public exchange. We account for our fuel hedges as cash flow hedges and record them at fair value as prepayments and other current assets or accrued other current liabilities in our consolidated balance sheets with the change in fair value, to the extent effective, being recorded to accumulated other comprehensive income (loss), net of applicable income taxes. We determine the fair value of our fuel hedging derivatives by obtaining inputs from a broker's pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. We verify the reasonableness of these inputs by comparing the resulting fair values to similar quotes from our counterparties as of each date for which financial statements are prepared. We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivative contracts we hold. Due to the fact that certain of the inputs utilized to determine the fair value of the fuel hedging derivatives are unobservable (principally volatility of crude oil and heating oil prices), we have categorized these option contracts as Level 3.

Fuel hedge gains (losses) are recognized as a component of fuel expense or regional capacity purchase, net when the underlying fuel being hedged is used. The ineffective portion of our fuel hedges is determined based on the correlation between crude oil or heating oil prices and jet fuel prices and is included in nonoperating income (expense). We recorded ineffectiveness gains of $33 million and $10 million in the second quarters of 2008 and 2007, respectively. This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged. Realized and unrealized gains (losses) related to fuel hedging instruments included in our statement of operations are as follows (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Aircraft fuel and related taxes	$64	$14	$ 88	$(1)
Regional capacity purchase, net	15	3	20	-
Nonoperating income (expense)	33	10	33	11
Total	$112	$27	$141	$10

NOTE 6 - PREFERRED AND COMMON STOCK

Preferred Stock. On April 14, 2008, Northwest Airlines, Inc. ("Northwest") and Delta Air Lines, Inc. ("Delta") announced that they had entered into a merger agreement. Northwest previously held the one outstanding share of our Series B preferred stock, which prevented us from engaging in certain business combinations or other activities without Northwest's consent. We were entitled to redeem the share of Series B preferred stock for a nominal sum upon the execution of a definitive merger agreement by Northwest with respect to a transaction constituting a change of control of Northwest, which occurred upon Northwest's entry into the merger agreement with Delta. As a result, we redeemed and cancelled the Series B preferred stock in the second quarter of 2008, eliminating Northwest's right to prevent us from engaging in certain business combinations or other activities.

Common Stock. In June 2008, we completed a public offering of 11 million shares of Class B common stock at a price to the public of $14.80 per share, raising net proceeds of $162 million for general corporate purposes.

NOTE 7 - STOCK PLANS AND AWARDS

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

Profit Based RSU Awards. We have issued profit based RSU awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-sharing based performance targets. The performance targets require that we reach target levels of cumulative employee profit sharing payments under our enhanced employee profit sharing plan during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year. To serve as a retention feature, payments related to the achievement of a performance target generally will be made in annual increments over a three-year period to participants who remain continuously employed by us through each payment date. Payments also are conditioned on our having, at the end of the fiscal year preceding the date any payment is made, a minimum unrestricted cash, cash equivalents and short-term investments balance set by the Human Resources Committee of our Board of Directors. If we do not achieve the minimum cash balance applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward. Payment amounts are calculated based on the average closing price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-sharing based performance target.

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

The awards with a performance period commencing January 1, 2008 were granted in February 2008. These grants cover 1.0 million RSUs with cumulative profit sharing performance targets ranging from $100 million to $275 million and payment percentages ranging from 100% to 200%. The cash hurdle associated with these awards is $2.2 billion. It is not yet probable that the awards granted in February 2008 will meet the minimum specified cumulative profit-sharing based performance target and we did not recognize any expense related to these awards during the first half of 2008.

The awards granted in April 2006, which had a performance period commencing April 1, 2006 and ending December 31, 2009, achieved the highest level cumulative profit sharing performance target based on cumulative profit sharing payments to our broad based employees of $262 million as of December 31, 2007. As a result, in March 2008, payments totaling $52 million were made with respect to these profit based RSU awards following achievement of the year end cash hurdle of $1.125 billion for those awards.

Stock-Based Compensation Expense. Total stock-based compensation expense included in wages, salaries and related costs was $(16) million, $41 million, $5 million and $67 million for the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $21 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.3 years. The expense related to RSUs does not impact payments to our broad based employee group under our enhanced profit sharing plan because profit sharing payments are based on pre-tax net income calculated prior to any costs associated with incentive compensation for executives.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) included the following (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(3)	$228	$(83)	$250

Other comprehensive income (loss):
Unrealized net gain (loss) on derivative instruments (net of deferred taxes of $33 and $28 in 2008)	56	(20)	47	23
Reversal of previously recognized unrealized loss on student-loan related auction rate securities (net of deferred taxes of $(5))	9	-	-	-
Items related to employee benefit plans:
Increase in net actuarial gains	-	111	-	70
Amortization of net actuarial losses (net of deferred taxes of $3 and $5 in 2008)	4	17	9	35
Amortization of prior service cost (net of deferred taxes of $3 and $6 in 2008)	5	8	10	15
Comprehensive income (loss) adjustments	74	116	66	143

Total comprehensive income (loss)	$71	$ 344	$(17)	$ 393

NOTE 9 - EMPLOYEE BENEFIT PLANS

 Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):
	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$ 15	$ 15	$ 29	$ 31	$ 3	$ 3	$ 6	$ 5
Interest cost	37	40	74	79	4	3	8	6
Expected return on plan assets	(41)	(34)	(81)	(67)	-	-	-	-
Amortization of unrecognized net actuarial loss	8	17	15	35	(1)	-	(1)	-
Amortization of prior service cost	2	3	5	5	6	5	11	10
Net periodic benefit expense	21	41	42	83	12	11	24	21
Settlement charge (included in special charges)	-	7	-	12	-	-	-	-
Net benefit expense	$ 21	$ 48	$ 42	$ 95	$12	$11	$24	$21

During the first half of 2008, we contributed $84 million to our defined benefit pension plans. On July 16, 2008, we contributed an additional $18 million for a total of $102 million in contributions to our defined benefit pension plans during calendar year 2008, satisfying our minimum funding requirement during such period.

We recorded non-cash settlement charges totaling $7 million and $12 million in the three and six months ended June 30, 2007, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation.

NOTE 10 - SPECIAL CHARGES

Special charges were as follows (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Aircraft-related charges and gains on sales of aircraft	$ 41	$ -	$33	$ 6
Other costs related to capacity reductions	7	-	7	-
Pension settlement charges (see Note 9)	-	7	-	12
Other	10	-	10	-
Total special charges	$58	$7	$50	$18

Special charges in the second quarter of 2008 primarily relate to the capacity reductions announced in June 2008. Aircraft-related charges and gains on sales of aircraft includes $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value and $10 million of gains on the sale of two owned Boeing 737-500 aircraft. We received net proceeds of $26 million on the sale of these aircraft. During the first quarter of 2008, we sold three owned Boeing 737-500 aircraft and received net proceeds of $42 million, resulting in net gains of $8 million.

Following the decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 aircraft by the end of 2009, we evaluated the ongoing value of the assets associated with these fleets. Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators. Based on our evaluation, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value. We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.

We anticipate that we will record additional special charges in the third quarter of 2008 and beyond in conjunction with these capacity reductions for future costs, including future lease costs on grounded aircraft as the aircraft are grounded, severance and continuing medical coverage for employees accepting early retirement packages and furloughed employees and other associated costs. We are not able at this time to estimate the amount and timing of these charges.

NOTE 11 - INCOME TAXES

We recorded a non-cash income tax credit of $28 million in the second quarter of 2008 resulting from higher utilization of net operating loss carryforwards ("NOLs") than had been previously anticipated. These NOLs expire from 2008 through 2010. Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes, and, for the first half of 2007, the benefit of tax loss carryforwards that offset tax expense that would have otherwise been recorded.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.71% for June 2008). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $52 million per year, before consideration of any built-in gains. The imposition of this limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. In addition, depending on the market value of our common stock at the time of any such ownership change, we may be required to recognize a significant non-cash tax charge, the amount of which we cannot estimate at this time.

NOTE 12 - INVESTMENT IN OTHER COMPANIES

Copa. In May 2008, we sold all of our remaining shares of Copa Holdings, S.A. ("Copa") Class A common stock for net proceeds of $149 million and recognized a gain of $78 million.

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

NOTE 13 - EXPRESSJET CAPACITY PURCHASE AGREEMENT

General. In June 2008, we entered into the Second Amended and Restated Capacity Purchase Agreement (the "Amended ExpressJet CPA") with ExpressJet, which amends and restates our capacity purchase agreement with ExpressJet. Under the Amended ExpressJet CPA, we will continue to purchase all of the capacity from the ExpressJet flights covered by the agreement at a negotiated price. The Amended ExpressJet CPA is effective as of July 1, 2008.

Capacity and Fleet Matters. The Amended ExpressJet CPA covers a minimum of 205 regional jets in the first year. The minimum number of covered aircraft is reduced to 190 regional jets thereafter and may be less as leases on covered aircraft expire. Of the 69 aircraft ExpressJet currently subleases from Continental for non-Continental flying, ExpressJet will continue to lease 30 Embraer 50-seat regional jets from Continental at a reduced rate and may return 39 Embraer 50-seat regional jets. From time to time, we may elect to add those returned aircraft to the Amended ExpressJet CPA and withdraw from the agreement regional jets currently flown by ExpressJet for us, subject to the minimum number of covered aircraft disclosed above. ExpressJet has indicated that it anticipates returning all 39 Embraer 50-seat regional jets to us. If ExpressJet does so, we currently anticipate adding these 39 aircraft to the Amended ExpressJet CPA and, in turn, withdrawing from that agreement 30 Embraer 37-seat regional jets. We are evaluating our options regarding the thirty 37-seat aircraft expected to be withdrawn from the agreement, which might include permanently grounding them. We anticipate that we will record special charges in future periods associated with any withdrawn aircraft; however, we are not able at this time to estimate the amount and timing of these charges.

Term of Agreement. The Amended ExpressJet CPA will expire after a term of seven years and has no renewal or extension options. The Amended ExpressJet CPA eliminated our right to terminate the agreement at any time upon 12 months' notice, although we may terminate the agreement at any time for "cause" (as defined in the Amended ExpressJet CPA) and either party may terminate for breach of the agreement, subject to certain notice and cure periods. The Amended ExpressJet CPA also modified our rights under our former capacity purchase agreement by reducing the scope of change-in-control limitations on ExpressJet, reducing restrictions on ExpressJet flying into our hub airports, and removing the most-favored-nation clause relating to agreements ExpressJet may enter into with other airlines.

In connection with entering into the Amended ExpressJet CPA, certain existing agreements relating to aircraft subleases, facilities, ground handling, fuel purchasing and administrative services were amended. In addition, we entered into a settlement agreement with ExpressJet related to block hour rates for the first six months of 2008 and settled all outstanding disputed claims and other payment disagreements under our former capacity purchase agreement, the impact of which was not material to our consolidated results of operations.

Compensation and Operational Responsibilities. In exchange for ExpressJet's operations of the flights and performance of other obligations under the Amended ExpressJet CPA, we have agreed to pay ExpressJet a pre-determined rate, subject to annual escalations (capped at 3.5%), based on block hours (the hours from gate departure to gate arrival) and to reimburse ExpressJet for various pass-through expenses (with no margin or mark-up) related to the flights, including airport rent, access and security fees, insurance, airport and landing fees, and certain maintenance expenses. Under the Amended ExpressJet CPA, we continue to be responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended ExpressJet CPA. The Amended ExpressJet CPA contains incentive bonus and rebate provisions based upon ExpressJet's operational performance, but no longer includes any payment adjustments in respect of ExpressJet's operating margin.

Our future payments under the Amended ExpressJet CPA are dependent on numerous variables, and are therefore difficult to predict. The most important of those variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under the Amended ExpressJet CPA, we have set forth below estimates of our future payments under the agreement based on our stated assumptions. These estimates of our future payments under the Amended ExpressJet CPA do not include the portion of the underlying obligations for aircraft and facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown based on our anticipated level of flight activity, (2) that we will reduce the fleet by 15 aircraft to 190 aircraft in July 2009, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that ExpressJet's operational performance will remain at historic levels, and (5) that inflation is 2.4% to 2.6% per year. Based on these assumptions, our future payments through 2012 under the Amended ExpressJet CPA at June 30, 2008 were estimated as follows (in millions):
July 1 through December 31, 2008	$316
Years ending December 31,
2009	568
2010	624
2011	672
2012	614

It is important to note that the actual amounts we pay to ExpressJet under the Amended ExpressJet CPA could differ materially from the estimates discussed above. For example, a 10% increase or decrease in scheduled block hours (whether as a result of changes in average daily utilization or otherwise) in 2009 would result in a corresponding increase or decrease in cash obligations under the Amended ExpressJet CPA of approximately 9.3%, or $53 million.

NOTE 14 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 79 or fewer seats (for turboprops). As of June 30, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan under capacity purchase agreements.

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

Financial information by business segment is set forth below (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating Revenue:
Mainline	$3,365	$3,130	$6,380	$5,818
Regional	679	580	1,234	1,071
Total Consolidated	$4,044	$3,710	$7,614	$6,889

Operating Income (Loss):
Mainline	$ 12	$ 272	$ 48	$ 414
Regional	(83)	(9)	(185)	(87)
Total Consolidated	$ (71)	$ 263	$ (137)	$ 327

Net Income (Loss):
Mainline	$ 48	$ 241	$ 36	$ 342
Regional	(51)	(13)	(119)	(92)
Total Consolidated	$ (3)	$ 228	$ (83)	$ 250

The amounts presented above are presented on the basis of how our management reviews segment results. Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by regional carriers and expenses include all activity related to the regional operations, regardless of whether the costs were paid directly by us or to the regional carriers. Net income (loss) for the mainline segment includes the gain on the sale of Copa shares in 2008 and Holdings shares in 2007.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. See Note 3 for a discussion of our aircraft purchase commitments. We have obtained financing for 12 of the 15 Boeing aircraft scheduled for delivery from July 2008 through the first quarter of 2009. However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available. Since the commitments for firm order aircraft are non-cancelable, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $135 million at June 30, 2008 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at June 30, 2008 in the amount of $66 million. These letters of credit and performance bonds have expiration dates through July 2010.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At June 30, 2008, we had $1.5 billion of floating rate debt and $274 million of fixed rate debt, with remaining terms of up to 12 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate carrying value of $1.6 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreement. On June 10, 2008, we entered into an amendment and restatement of our Bankcard Agreement with Chase. In connection with the amendment of the Bankcard Agreement, we also amended our domestic bank-issued credit card processing agreement to extend the term of the agreement until December 31, 2016 and modify certain provisions in the agreement. As a result of the amendment of that processing agreement, the requirement that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months has been eliminated as a trigger requiring the posting of additional collateral.

The liquidity covenant contained in the agreement has been modified to require that we maintain a minimum level of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities of 0.25 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating. Under the agreement as amended and based on our current air traffic liability exposure as defined in the agreement, if our unrestricted cash and short term investments balance falls below $2.0 billion, we would be required to post approximately $96 million of additional collateral. The amount of additional required collateral could grow to as much as approximately $379 million if our unrestricted cash and short-term investments balance (plus any collateral posted) falls below $1.4 billion and to as much as approximately $783 million if such balance (including any collateral posted) falls below $1.0 billion. We are currently in compliance with all of the covenants under the agreement.

Employees. As of June 30, 2008, we had approximately 43,500 full-time equivalent employees. In conjunction with the capacity reductions we announced in June 2008, we expect to reduce our total workforce by approximately 3,000 positions, with the majority of the reductions being accomplished through voluntary programs. These include an enhanced retirement window, company offered leaves of absence, and other voluntary reduction programs. Although there can be no assurance that our generally good labor relations and labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 44% of our employees are represented by unions. None of our collective bargaining agreements becomes amendable before December 2008.

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

At June 30, 2008, we had an accrual for estimated costs of environmental remediation throughout our system of $35 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at June 30, 2008. Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remained in the two cases. On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly. The plaintiffs have appealed to the Sixth Circuit Court of Appeals. In each of these cases, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of such risks and uncertainties, please see the risk factors set forth in our 2007 Form 10-K and subsequent quarterly reports on Form 10-Q (including this report), which identify important matters such as the consequences of our high leverage, the significant cost of aircraft fuel, our transition to a new global alliance, delays in scheduled aircraft deliveries, our high labor and pension costs, service interruptions at one of our hub airports, disruptions to the operations of our regional operators, disruptions in our computer systems, and industry conditions, including the airline pricing environment, industry capacity decisions, industry consolidation, terrorist attacks, regulatory matters, excessive taxation, the availability and cost of insurance, public health threats, an economic downturn in the U.S. and global economies and the seasonal nature of the airline business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2007. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,500 daily departures. As of June 30, 2008, we served 132 domestic and 128 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

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

Second Quarter Financial Highlights

  We recorded a pretax loss of $46 million in the second quarter of 2008, reflecting record high fuel prices and the weakening economy.
  Passenger revenue grew 7.5% during the second quarter of 2008 as compared to the second quarter of 2007 due to increased fuel surcharges, international growth, increased fees and fare increases.
  We recorded an operating loss of $71 million during the second quarter of 2008 as compared to operating income of $263 million in the second quarter of 2007, due primarily to a 66% increase in fuel expenses.
  We ended the quarter with an unrestricted cash and short-term investments balance of $3.4 billion, which includes approximately $900 million in cash raised through an amended Bankcard Agreement (including the advance sale of mileage credits), the issuance of common stock, the sale of our remaining equity interest in Copa, a new pre-delivery payment facility and other new secured borrowings during the quarter.

Second Quarter Operational Highlights

  Mainline traffic decreased 0.2% and mainline capacity increased 2.0% during the second quarter of 2008 as compared to the second quarter of 2007.
  We posted a mainline segment completion factor of 99.5% and a U.S. Department of Transportation on-time arrival rate of 73.1%.
  We took delivery of six Boeing 737-900ER aircraft and four Boeing 737-800 aircraft.

Other Highlights

  We entered into framework agreements with United Air Lines, Inc. ("United") and Deutsche Lufthansa AG ("Lufthansa") and announced our proposed transition to a different international alliance, the Star Alliance.
  We renegotiated our capacity purchase agreement with ExpressJet, which will lower the cost of our regional flights by approximately $50 million annually.
  We announced that we will reduce capacity from our hubs starting in September, resulting in a 6.7% decline in consolidated capacity in the fourth quarter as compared to the same period in 2007.
  We announced that we would accelerate the retirement of 67 Boeing 737-300 and 737-500 aircraft, removing a majority of the least fuel efficient aircraft from our mainline fleet by the end of 2009, driving the decision to eliminate approximately 3,000 positions across all work groups.

Outlook

The combination of record high fuel prices, weakening economic conditions and a weak dollar has resulted in the worst financial environment for U.S. network carriers since the September 11, 2001 terrorist attacks. These significant challenges facing our industry have recently caused several smaller carriers to declare bankruptcy, most of which ceased or will cease passenger operations. We and many of our domestic network competitors have announced significant capacity reductions, increases in fuel surcharges, fares and fees and other measures to address the challenges. Additionally, we have taken a number of steps in the second quarter of 2008 to strengthen our cash balance and future competitive position. However, under current market conditions, we expect to incur a substantial loss in 2008.

Fuel Costs. High fuel prices continue to dramatically increase our costs. Although we have recently experienced some success increasing fuel surcharges and fares and adding or increasing fees, we have been unable to increase our revenue sufficiently to keep pace with the escalating fuel costs. As a result, current levels of jet fuel prices are adversely affecting our results of operations, financial condition and liquidity. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers. Based on our expected fuel consumption in 2008, a one dollar increase in the price of a barrel of crude oil will increase our annual fuel expense by approximately $43 million, holding the refining margin constant and before considering the impact of our fuel hedging program. As of July 16, 2008, we have hedged approximately 63% of our projected consolidated fuel requirements for the third and fourth quarters of 2008 and approximately 29% of our projected consolidated fuel requirements for the first half of 2009.

Liquidity. In response to the increased fuel prices, we took a number of steps to strengthen our cash balance and liquidity during the second quarter of 2008. We raised approximately $900 million through an amended Bankcard Agreement (including the advance sale of mileage credits), the issuance of common stock, the sale of our remaining equity interest in Copa, a new pre-delivery payment facility and other new secured borrowings. Our unrestricted cash and short-term investments balance at June 30, 2008 was $3.4 billion, a record high for us.

Economic Conditions. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies. A recession in the U.S. or global economies could have a material adverse effect on our results of operations and financial condition. In addition, the declining value of the U.S. dollar relative to foreign currencies, such as the British pound, Japanese yen and the euro, increases the costs to U.S. residents of traveling internationally, thereby reducing the demand for air travel for customers spending U.S. dollars, and potentially having a material adverse effect on us. The rising value of such foreign currencies also benefits our foreign competitors who purchase fuel in U.S. dollars.

Industry Consolidation. On April 14, 2008, Delta and Northwest announced a definitive agreement to merge. If consummated, this merger will change the competitive environment for us and the entire airline industry. As a result, we conducted a comprehensive review of our strategic alternatives and, on April 27, 2008, we announced that we had determined that the best course for us was not to merge with another airline at such time. We cannot predict whether the proposed merger of Delta and Northwest will occur, or the impact on us of this or any other consolidation within the U.S. airline industry.

Capacity. Our long-term target remains to grow our mainline capacity between 5% and 7% annually. However, because of high fuel prices and economic conditions, we do not anticipate achieving that target in either 2008 or 2009. Additionally, our ability to achieve our targeted capacity growth will be subject to, among other things, any capacity constraints imposed on our operations.

On June 5, 2008, we announced significant reductions in flying and staffing that are necessary for us to further adjust to the high cost of fuel. Starting in September 2008, at the conclusion of the peak summer season, we will reduce our flights, with fourth quarter domestic mainline departures to be down 15.4% year-over-year. We expect that this will result in reductions of domestic mainline capacity by 10% and consolidated capacity by 6.7% (as measured by available seat miles) in the fourth quarter compared to the same period last year. We also announced that we will accelerate the retirement of an additional 67 Boeing model 737-300 and 737-500 aircraft to remove a majority of the least fuel-efficient aircraft from our mainline fleet by the end of 2009. As a result of the capacity reductions, we also announced that we would eliminate approximately 3,000 positions.

Primarily as a result of the planned capacity reductions, we recorded special charges totaling $58 million in the second quarter of 2008. The most significant component of the charges is a $51 million non-cash impairment charge to write down our Boeing 737-300 and 737-500 fleets and certain related assets to their estimated fair value. We anticipate that we will record additional special charges in the third quarter of 2008 and beyond in conjunction with these capacity reductions for future costs including future lease costs on grounded aircraft as the aircraft are grounded, severance and continuing medical coverage for employees accepting early retirement packages and furloughed employees and other associated costs. We are not able at this time to estimate the amount and timing of these charges.

In April 2008, Boeing announced an additional delay to its 787 aircraft program. We expect the first of our 25 Boeing 787 aircraft to deliver in the second half of 2010 instead of the first half of 2009 as originally scheduled. As a result, our anticipated mainline capacity in 2010 and thereafter may be reduced, particularly if we are unable to make alternative arrangements to acquire long-range aircraft on commercially acceptable terms. However, in order to provide flexibility for our widebody aircraft needs, we announced orders in February 2008 for eight new Boeing 777 aircraft, the first two of which deliver in 2009.

The FAA has designated several airports, including New York's John F. Kennedy Airport ("Kennedy") and LaGuardia Airport ("LaGuardia"), as "high density traffic airports." To address concerns about airport congestion, the FAA has imposed operating restrictions at Kennedy, LaGuardia and New York Liberty. Although we do not believe that those operating restrictions will have a material effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators.

Competition. Competition in most of our domestic markets from low-cost carriers, as well as our response to this competition, continues to result in increased capacity and lower yields in many of those markets. In addition, several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve, resulting in lower yields and/or load factors in affected markets. The "open skies" agreement between the U.S. and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional integration opportunities between or among U.S. and European carriers.

The "open skies" agreement, while increasing our competition, has enhanced our ability to compete with European and U.S. airlines that have historically provided service between London's Heathrow Airport and destinations in the U.S. We have acquired slots at Heathrow, and we inaugurated service from New York Liberty and Houston Bush to Heathrow at the end of March 2008, while continuing daily service from both hub airports to London's Gatwick Airport as well as seasonal service between Cleveland Hopkins and Gatwick.

In addition, Air France-KLM, Delta and Northwest have received anti-trust immunity to form a new trans-Atlantic joint venture among those airlines and to coordinate routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta announced in October 2007, in connection with their application for anti-trust immunity, their plans for a joint venture beginning upon the effectiveness of the "open skies" agreement and following the approval of the requested anti-trust immunity that would initially cover all of their trans-Atlantic flights between the airlines' hubs and all of their flights between London's Heathrow Airport and any U.S. destination.

On June 19, 2008, we entered into framework agreements with United and Lufthansa, pursuant to which we plan to develop an extensive code-share relationship and reciprocity of frequent flier programs, elite customer recognition and airport lounge use. We plan to implement these relationships as promptly as possible following our exit from our participation in our current alliances, including our participation in SkyTeam, and join United and Lufthansa in the Star Alliance. We will apply to join the anti-trust immunized alliance among United, Lufthansa and other members of the Star Alliance, with the goal of entering into various international joint ventures with certain of those partners.

Prior to joining the Star Alliance, we must exit our existing bilateral alliance agreements with SkyTeam members and enter into new ones with our new alliance partners. The length of this transition period will depend upon a number of factors outside of our control, including the consummation of the merger of Delta and Northwest, and the timing of our withdrawal from our existing agreements with SkyTeam members. We expect that this transition period will last at least one year, although it could last longer. During and following this period, we may experience a significant decrease in revenues due to the wind down of our SkyTeam relationships or a delay in the anticipated increase in revenues from our planned participation in the Star Alliance. We are also likely to incur additional costs, including those related to exiting our current alliance agreements. Please see "Part II, Item 1A. Risk Factors - Risk Factors Relating to the Company - We have decided to change our global airline alliance, which could involve significant transition and integration risks."

Under the framework agreements, subject to regulatory and other approvals, we expect to begin broad code-sharing with United and Lufthansa, which will facilitate itineraries using any of the carriers and provide for a seamless process for reservations and ticketing, check-in, flight connections and baggage transfer. In addition, we intend to allow members of each carrier's frequent flyer program to earn miles when flying on the other airlines and redeem awards on any of the carriers. Travel on any of the carriers will count towards elite customer recognition. Similarly, each carrier's customers will have access to the other airlines' network of airport lounges.

In connection with our entry into the framework agreements, we will request that the U.S. Department of Transportation allow us to join United, Lufthansa and seven other air carriers in an alliance that has been granted global antitrust immunity for international air transportation. In addition, we intend to seek a modification to our existing pilot collective bargaining agreement to permit us to enter into an international joint venture with United. Upon receipt of regulatory and other approvals, we intend to establish a trans-Atlantic joint venture with United, Lufthansa and Air Canada, which would involve coordinated scheduling, revenue pooling and other cooperative efforts. We would also explore forming similar joint ventures in the Latin America and Asia/Pacific regions with United and other alliance partners.

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

We have implemented a number of cost-cutting and revenue-generating measures since 2002, including $500 million of annual savings which was achieved through our 2005 pay and benefit cost reductions. To help offset the continued record high fuel prices, we are working towards implementing additional cost saving and revenue generating initiatives that are currently expected to deliver approximately $200 million in annual benefits once fully implemented. In addition to these initiatives, we will eliminate approximately 3,000 positions, including management positions, through voluntary and involuntary separations as a result of the capacity reductions. We expect that the majority of these positions will be eliminated through voluntary programs.

Capacity Purchase Agreement with ExpressJet. In June 2008, we entered into the Amended ExpressJet CPA, which amends and restates our previous capacity purchase agreement effective July 1, 2008. Under the Amended ExpressJet CPA, we will continue to purchase all of the capacity from the ExpressJet flights covered by the agreement at a negotiated price and be responsible for the cost of providing fuel for all flights and paying aircraft rent for all aircraft covered by the Amended ExpressJet CPA. See Note 13 to "Item 1. Financial Statements" for a detailed discussion of the changes to our capacity purchase agreement with ExpressJet.

In the aggregate, we expect that the savings resulting from the rate structure in the Amended ExpressJet CPA, together with the effect of the reduced lease rate related to 30 aircraft ExpressJet will continue to lease from us and assuming the removal of all 30 Embraer 37-seat regional jets from the agreement, will be approximately $50 million annually. We are evaluating our options regarding the thirty 37-seat regional jets, which might include permanently grounding them.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the three months ended June 30 is as follows:
	2008	2007	Increase (Decrease)

Passengers (thousands) (1)	17,962	18,120	(0.9)%
Revenue passenger miles (millions) (2)	24,746	24,623	0.5%
Available seat miles (millions) (3)	30,383	29,592	2.7%
Passenger load factor (4)	81.4%	83.2%	(1.8) pts.
Passenger revenue per available seat mile (cents)	12.01	11.48	4.6%
Average yield (cents) (5)	14.75	13.79	7.0%
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.

Results of Operations. We recorded a net loss of $3 million in the second quarter of 2008 as compared to net income of $228 million for the second quarter of 2007. We consider a key measure of our performance to be operating income (loss), which was $(71) million for the second quarter of 2008, as compared to $263 million for the second quarter of 2007. Significant components of our consolidated operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$4,044	$3,710	$ 334	9.0%
Operating Expenses	4,115	3,447	668	19.4%
Operating Income (Loss)	(71)	263	(334)	NM
Nonoperating Income (Expense)	25	(31)	56	NM
Income Tax Benefit (Expense)	43	(4)	47	NM

Net Income (Loss)	$ (3)	$ 228	$(231)	NM

NM - Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the quarter ended June 30, 2007 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in Second Quarter 2008 vs Second Quarter 2007
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,504	2.1%	5.2%	(2.9)%
Trans-Atlantic	805	12.4%	(1.3)%	14.0%
Latin America	435	11.4%	6.3%	4.8%
Pacific	240	0.0%	7.4%	(6.9)%
Total Mainline	2,984	5.8%	3.8%	2.0%

Regional	666	15.6%	6.4%	8.6%

Total	3,650	7.5%	4.6%	2.7%

Cargo	132	21.1%
Other	262	27.8%

Operating Revenue	$4,044	9.0%

Passenger revenue increased due to increased capacity and traffic, increased fuel surcharges and fare increases. Consolidated RASM for the quarter increased year-over-year due to higher yields. The improved RASM reflects our actions taken to increase fuel surcharges and implement more restrictions on non-refundable tickets.

Cargo revenue increased due to higher fuel surcharge rates and increased freight volume. Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program, higher ticket change fees and rental income on aircraft leased to ExpressJet but not operated for us.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended June 30 (in millions, except percentage changes):
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$1,363	$ 821	$ 542	66.0%
Wages, salaries and related costs	704	842	(138)	(16.4)%
Regional capacity purchase, net	589	444	145	32.7%
Aircraft rentals	246	248	(2)	(0.8)%
Landing fees and other rentals	210	190	20	10.5%
Distribution costs	194	176	18	10.2%
Maintenance, materials and repairs	167	169	(2)	(1.2)%
Depreciation and amortization	108	101	7	6.9%
Passenger services	107	99	8	8.1%
Special charges	58	7	51	NM
Other	369	350	19	5.4%
	$4,115	$3,447	$668	19.4%

Operating expenses increased 19.4% primarily due to the following:

  Aircraft fuel and related taxes increased due to a 66.2% increase in jet fuel prices. The average jet fuel price per gallon including related taxes increased from $2.08 in the second quarter of 2007 to $3.45 in the second quarter of 2008. Fuel expense includes gains related to our fuel hedging program of $64 million in the second quarter of 2008 compared to hedging gains of $14 million in the second quarter of 2007.
  Wages, salaries and related costs decreased primarily due to an $84 million decrease in profit sharing expenses resulting from our net loss in the second quarter of 2008 and the effect of a lower stock price on our profit based RSU awards.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consisted of the following for the three months ended June 30 (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Capacity purchase expenses	$360	$344	$ 16	4.7%
Fuel and fuel taxes	290	166	124	74.7%
Aircraft sublease income	(61)	(66)	(5)	(7.6)%
Regional capacity purchase, net	$589	$444	$145	32.7%

The net expense was higher in the second quarter of 2008 than in 2007 primarily due to higher fuel expense. Fuel expense increased 74.7% over the second quarter of 2007 expense as a result of higher fuel prices. Sublease income of $26 million and $21 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement for the three months ended June 30, 2008 and 2007, respectively, is recorded as other revenue.

  Landing fees and other rentals increased primarily due to a higher number of international flights.
  Distribution costs increased due to an increase in credit card discount fees and travel agency commissions, both of which resulted from increased passenger revenue.
  Special charges in the second quarter of 2008 primarily relate to the capacity reductions announced in June 2008. The charge includes $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value and $10 million of gains on the sale of two owned Boeing 737-500 aircraft.

Following the decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 aircraft by the end of 2009, we evaluated the ongoing value of the assets associated with these fleets. Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators. Based on our evaluation, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value. We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.

Special charges in the second quarter of 2007 consisted of a $7 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired.
  Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses and less favorable currency exchange rates.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies and gains from dispositions of investments. Total nonoperating income (expense) increased $56 million in the second quarter of 2008 compared to the second quarter of 2007 due to the following:

  Net interest expense increased $14 million primarily as a result of lower interest income.
  Gain on sale of investments in 2008 consisted of $78 million related to the sale of our remaining interest in Copa.
  Other nonoperating income (expense) included fuel hedge ineffectiveness gains of $33 million and $10 million in the second quarter of 2008 and 2007, respectively. This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged. Additionally, we recorded a loss of $29 million in the second quarter of 2008 to reflect the decline in value of our student loan-related auction rate securities.

Income Taxes. We recorded a non-cash income tax credit of $28 million in the second quarter of 2008 resulting from higher utilization of NOLs than had been previously anticipated. These NOLs expire from 2008 through 2010. Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes, and, for the second quarter of 2007, the benefit of tax loss carryforwards that offset tax expense that would have otherwise been recorded.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 79 or fewer seats (for turboprops). As of June 30, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements. Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory. In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas. Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Statistical Information. Certain statistical information for our segments' operations for the three months ended June 30 is as follows:
			Increase
	2008	2007	(Decrease)

Mainline Operations:
Passengers (thousands)	13,000	13,417	(3.1)%
Revenue passenger miles (millions)	22,017	22,065	(0.2)%
Available seat miles (millions)	26,933	26,415	2.0%
Passenger load factor	81.7%	83.5%	(1.8) pts.
Cargo ton miles (millions)	263	253	4.0%

Passenger revenue per available seat mile (cents)	11.08	10.67	3.8%
Total revenue per available seat mile (cents)	12.49	11.85	5.4%
Average yield per revenue passenger mile (cents)	13.55	12.78	6.0%
Average fare per revenue passenger	$231.94	$212.59	9.1%

Cost per available seat mile, including special charges (cents) (1)	12.45	10.82	15.1%
Average price per gallon of fuel, including fuel taxes (cents)	345.45	207.89	66.2%
Fuel gallons consumed (millions)	395	395	-

Aircraft in fleet at end of period	375	368	1.9%
Average length of aircraft flight (miles)	1,497	1,448	3.4%
Average daily utilization of each aircraft (hours)	11:34	11:55	(2.8)%

Regional Operations:
Passengers (thousands)	4,962	4,703	5.5%
Revenue passenger miles (millions)	2,729	2,558	6.7%
Available seat miles (millions)	3,450	3,177	8.6%
Passenger load factor	79.1%	80.5%	(1.4) pts.
Passenger revenue per available seat mile (cents)	19.31	18.14	6.4%
Average yield per revenue passenger mile (cents)	24.41	22.53	8.3%
Fuel gallons consumed (millions)	84	79	6.3%
Aircraft in fleet at end of period	278	257	8.2%
  Includes special charges which represented 0.16 and 0.03 cents per available seat mile for the three months ended June 30, 2008 and 2007, respectively.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2008	2007	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,365	$3,130	$ 235	7.5%

Operating Expenses:
Aircraft fuel and related taxes	1,363	821	542	66.0%
Wages, salaries and related costs	689	828	(139)	(16.8)%
Aircraft rentals	167	170	(3)	(1.8)%
Landing fees and other rentals	194	177	17	9.6%
Distribution costs	164	151	13	8.6%
Maintenance, materials and repairs	167	169	(2)	(1.2)%
Depreciation and amortization	105	97	8	8.2%
Passenger services	102	96	6	6.3%
Special charges	43	7	36	NM
Other	359	342	17	5.0%
	3,353	2,858	495	17.3%

Operating Income (Loss)	$ 12	$ 272	$(260)	(95.6)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$679	$580	$ 99	17.1%

Operating Expenses:
Wages, salaries and related costs	15	14	1	7.1%
Regional capacity purchase, net	589	444	145	32.7%
Aircraft rentals	79	78	1	1.3%
Landing fees and other rentals	16	13	3	23.1%
Distribution costs	30	25	5	20.0%
Depreciation and amortization	3	4	(1)	(25.0)%
Passenger services	5	3	2	66.7%
Special charges	15	-	15	NM
Other	10	8	2	25.0%
	762	589	173	29.4%

Operating Loss	$ (83)	$ (9)	$(74)	NM

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

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the six months ended June 30 is as follows:
	2008	2007	Increase

Passengers (thousands)	34,401	34,296	0.3%
Revenue passenger miles (millions)	47,025	46,073	2.1%
Available seat miles (millions)	58,759	56,841	3.4%
Passenger load factor	80.0%	81.1%	(1.1) pts.
Passenger revenue per available seat mile (cents)	11.70	11.07	5.7%
Average yield (cents)	14.62	13.65	7.1%

Results of Operations. We recorded a net loss of $83 million in the first six months of 2008 as compared to net income of $250 million for the first six months of 2007. We consider a key measure of our performance to be operating income (loss), which was $(137) million for the first six months of 2008, as compared to $327 million for the first six months of 2007. Significant components of our consolidated operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$7,614	$6,889	$ 725	10.5%
Operating Expenses	7,751	6,562	1,189	18.1%
Operating Income	(137)	327	(464)	NM
Nonoperating Income (Expense)	(34)	(73)	(39)	(53.4)%
Income Tax Benefit (Expense)	88	(4)	92	NM

Net Income	$ (83)	$ 250	$ (333)	NM

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the six months ended June 30, 2008 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in June 30, 2008 YTD vs June 30, 2007 YTD
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$2,859	4.6%	6.6%	(1.8)%
Trans-Atlantic	1,410	15.8%	0.3%	15.4%
Latin America	897	12.9%	6.5%	6.0%
Pacific	497	5.8%	8.0%	(2.0)%
Total Mainline	5,663	8.6%	5.1%	3.3%

Regional	1,210	12.4%	8.2%	3.9%

Total	6,873	9.3%	5.7%	3.4%

Cargo	254	17.6%
Other	487	27.5%

Operating Revenue	$7,614	10.5%

Passenger revenue increased due to increased capacity and traffic, increased fuel surcharges and fare increases. Consolidated RASM for the six months ended June 30, 2008 increased year-over-year due to higher yields. The improved RASM reflects our actions taken to increase fuel surcharges and implement more restrictions on non-refundable tickets.

Cargo revenue increased due to higher fuel surcharge rates and increased freight volume. Other revenue increased due to higher revenue associated with sales of mileage credits on our OnePass frequent flyer program, higher ticket change fees and rental income on aircraft leased to ExpressJet but not operated for us.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the six months ended June 30 (in millions, except percentage changes):
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$2,411	$1,505	$ 906	60.2%
Wages, salaries and related costs	1,432	1,568	(136)	(8.7)%
Regional capacity purchase, net	1,095	873	222	25.4%
Aircraft rentals	493	496	(3)	(0.6)%
Landing fees and other rentals	418	384	34	8.9%
Distribution costs	375	337	38	11.3%
Maintenance, materials and repairs	326	313	13	4.2%
Depreciation and amortization	215	200	15	7.5%
Passenger services	203	189	14	7.4%
Special charges	50	18	32	NM
Other	733	679	54	8.0%
	$7,751	$6,562	$1,189	18.1%

Operating expenses increased 18.1% primarily due to the following:

  Aircraft fuel and related taxes increased due to a 57.4% increase in jet fuel prices. The average jet fuel price per gallon including related taxes increased from $1.99 in the first half of 2007 to $3.13 in the first half of 2008. Fuel expense includes gains related to our fuel hedging program of $88 million in the first half of 2008 compared to hedging losses of $1 million in the first half of 2007.
  Wages, salaries and related costs decreased primarily due to a $99 million decrease in profit sharing expenses resulting from our net loss in the first half of 2008 and the effect of a lower stock price on our profit based RSU awards.
  Regional capacity purchase, net includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us. The net amounts consisted of the following for the six months ended June 30 (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Capacity purchase expenses	$ 713	$706	$ 7	1.0%
Fuel and fuel taxes	504	311	193	62.1%
Aircraft sublease income	(122)	(144)	(22)	(15.3)%
Regional capacity purchase, net	$1,095	$873	$222	25.4%

The net expense was higher in the first half of 2008 than in 2007 primarily due to higher fuel expense. Fuel expense increased 62.1% over the first half of 2007 expense as a result of higher fuel prices. Sublease income of $52 million and $28 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement for the six months ended June 30, 2008 and 2007, respectively, is recorded as other revenue.

  Landing fees and other rentals increased primarily due to a higher number of international flights.
  Distribution costs increased due to an increase in credit card discount fees and travel agency commissions, both of which resulted from increased passenger revenue.
  Special charges in the first half of 2008 primarily relate to the capacity reductions announced in June 2008. The charge includes $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value and $18 million of gains on the sale of five owned Boeing 737-500 aircraft.

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

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies and gains from dispositions of investments. Total nonoperating expense increased $39 million in the first half of 2008 compared to the first half of 2007 due to the following:

  Net interest expense increased $17 million primarily as a result of lower interest income.
  Gain on sale of investments in 2008 and 2007 consisted of $78 million and $7 million, respectively, related to the sale of our remaining interests in Copa and Holdings.
  Other nonoperating income (expense) included fuel hedge ineffectiveness gains of $33 million and $11 million in the first half of 2008 and 2007, respectively. This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged. Additionally, we recorded a loss of $29 million in the second quarter of 2008 to reflect the decline in the value of our student loan-related auction rate securities.

Income Taxes. We recorded a non-cash income tax credit of $28 million in the second quarter of 2008 resulting from higher utilization of NOLs than had been previously anticipated. These NOLs expire from 2008 through 2010. Our effective tax rates differ from the federal statutory rate of 35% primarily due to expenses that are not deductible for federal income tax purposes, state income taxes, and, for the first half of 2007, the benefit of tax loss carryforwards that offset tax expense that would have otherwise been recorded.

Segment Results of Operations

Statistical Information. Certain statistical information for our segments' operations for the six months ended June 30 is as follows:
			Increase
	2008	2007	(Decrease)

Mainline Operations:
Passengers (thousands)	25,196	25,362	(0.7)%
Revenue passenger miles (millions)	41,940	41,155	1.9%
Available seat miles (millions)	52,211	50,538	3.3%
Passenger load factor	80.3%	81.4%	(1.1) pts.
Cargo ton miles (millions)	524	507	3.4%

Passenger revenue per available seat mile (cents)	10.85	10.32	5.1%
Total revenue per available seat mile (cents)	12.22	11.51	6.2%
Average yield per revenue passenger mile (cents)	13.50	12.67	6.6%
Average fare per revenue passenger	$227.07	$207.75	9.3%

Cost per available seat mile, including special charges (cents) (1)	12.13	10.69	13.5%
Average price per gallon of fuel, including fuel taxes (cents)	313.40	199.10	57.4%
Fuel gallons consumed (millions)	769	756	1.7%

Aircraft in fleet at end of period	375	368	1.9%
Average length of aircraft flight (miles)	1,477	1,433	3.1%
Average daily utilization of each aircraft (hours)	11:23	11:32	(1.3)%

Regional Operations:
Passengers (thousands)	9,205	8,934	3.0%
Revenue passenger miles (millions)	5,085	4,918	3.4%
Available seat miles (millions)	6,548	6,303	3.9%
Passenger load factor	77.7%	78.0%	(0.3) pts.
Passenger revenue per available seat mile (cents)	18.47	17.07	8.2%
Average yield per revenue passenger mile (cents)	23.78	21.88	8.7%
Fuel gallons consumed (millions)	159	156	1.9%
Aircraft in fleet at end of period	278	257	8.2%
  Includes special charges which represented 0.06 and 0.04 cents per available seat mile for the six months ended June 30, 2008 and 2007, respectively.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2008	2007	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$6,380	$5,818	$ 562	9.7%

Operating Expenses:
Aircraft fuel and related taxes	2,411	1,505	906	60.2%
Wages, salaries and related costs	1,402	1,543	(141)	(9.1)%
Aircraft rentals	336	339	(3)	(0.9)%
Landing fees and other rentals	387	359	28	7.8%
Distribution costs	320	288	32	11.1%
Maintenance, materials and repairs	326	313	13	4.2%
Depreciation and amortization	209	193	16	8.3%
Passenger services	194	182	12	6.6%
Special charges	35	18	17	NM
Other	712	664	48	7.2%
	6,332	5,404	928	17.2%

Operating Income	$ 48	$ 414	$(366)	(88.4)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$1,234	$1,071	$163	15.2%

Operating Expenses:
Wages, salaries and related costs	30	25	5	20.0%
Regional capacity purchase, net	1,095	873	222	25.4%
Aircraft rentals	157	157	-	-
Landing fees and other rentals	31	25	6	24.0%
Distribution costs	55	49	6	12.2%
Depreciation and amortization	6	7	(1)	(14.3)%
Passenger services	9	7	2	28.6%
Special charges	15	-	15	NM
Other	21	15	6	40.0%
	1,419	1,158	261	22.5%

Operating Loss	$ (185)	$ (87)	$ 98	112.6%

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2008, we had $3.4 billion in unrestricted cash, cash equivalents and short-term investments, which is $604 million higher than at December 31, 2007. At June 30, 2008, we also had $122 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash, cash equivalents and short-term investments at December 31, 2007 totaled $179 million. Additionally, we held student loan-related auction rate securities reported as non-current assets at June 30, 2008 with a par value of $293 million and a fair value of $264 million. At December 31, 2007, student loan-related auction rate securities totaled $387 million (par and fair value) and were reported as current assets ($285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments).

Sources and Uses of Cash

Operating Activities. Cash flows provided by operations for the six months ended June 30, 2008 were $467 million compared to $968 million in the same period in 2007. The decrease in cash flows provided by operations in 2008 compared to 2007 is primarily the result of higher fuel expenses.

Investing Activities. Cash flows provided by (used in) investing activities for the six months ended June 30 were as follows (in millions):
			Cash
			Increase
	2008	2007	(Decrease)

Capital expenditures	$(293)	$(155)	$(138)
Aircraft purchase deposits refunded (paid), net	56	(62)	118
Proceeds from sales of short-term investments, net	82	(70)	152
Proceeds from sales of property and equipment	74	7	67
Decrease (increase) in restricted cash, cash equivalents and short-term investments, net	(21)	63	(84)
Proceeds from sale of investments	170	35	135
	$ 68	$ (182)	$ 250

During the six months ended June 30, 2008, capital expenditures increased over the corresponding prior year period primarily due to the acquisition of winter slots at London's Heathrow Airport for $93 million and increased spending on aircraft-related projects, such as Audio/Visual on Demand entertainment systems for Boeing 777 and 757 aircraft.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Projected net capital expenditures for 2008 are as follows (in millions):
Fleet related	$ 187
Non-fleet	250
Spare parts and capitalized interest	61
Total	$ 498
Aircraft purchase deposits refunded	(71)
Projected net capital expenditures	$ 427

Projected non-fleet capital expenditures for the year are primarily slots at London's Heathrow Airport, ground service equipment, aircraft-related projects and technology and terminal enhancements. While some of our projected capital expenditures are related to projects to which we have committed, a significant number of projects can be deferred. Should economic conditions warrant, we will reduce our capital expenditures, and will be able to do so without materially impacting our operations.

We sold five Boeing 737-500 aircraft in the first half of 2008 and received cash proceeds of $68 million. Twelve additional owned or leased Boeing 737-500 aircraft are scheduled for delivery to the purchasers by the end of 2008. In April 2008, we entered into an agreement to terminate the leases and arrange for the sale of eight additional leased Boeing 737-500 aircraft for delivery in 2009. We expect to operate each aircraft until shortly before its delivery date. These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the closing of these transactions will occur.

In May 2008, we sold all of our remaining shares of Copa Class A common stock for net proceeds of $149 million and recognized a gain of $78 million. Also in the second quarter of 2008, we received proceeds of $21 million from the sale of student loan-related auction rate securities.

In January 2007, we sold substantially all of our shares of Holdings common stock to third parties for cash proceeds of $35 million. We sold the remaining shares of Holdings common stock to third parties in April 2007 and no longer own any shares of Holdings common stock.

Financing Activities. Cash flows provided by (used in) financing activities for the six months ended June 30 were as follows (in millions):
			Cash
			Increase
	2008	2007	(Decrease)

Payments on long-term debt and capital lease obligations	$ (267)	$ (213)	$ (54)
Proceeds from issuance of long-term debt	483	25	458
Proceeds from public offering of common stock	162	-	162
Proceeds from issuance of common stock pursuant to stock plans	8	24	(16)
	$ 386	$(164)	$550

Cash flows provided by financing activities increased due to new borrowings and proceeds from a public offering of 11 million shares of Class B common stock in the first half of 2008.

On June 30, 2008, we entered into a loan facility to finance a portion of the pre-delivery payment requirements under the aircraft purchase agreements for 66 new Boeing aircraft scheduled for delivery between July 1, 2008 and the end of 2011. We borrowed $113 million under this facility on June 30, 2008. The second and final borrowing under this facility in the amount of $16 million is scheduled for December 2008. Our obligations under the facility are secured by our rights under our purchase agreements for 737 and 777 aircraft on order with Boeing.

On June 10, 2008, we entered into an amendment and restatement of our Bankcard Agreement with Chase, under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase. The Bankcard Agreement provides for a payment to us of $413 million, of which $235 million relates to the advance purchase of frequent flyer mileage credits for the year 2016 and the balance of which is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016. In connection with the advance purchase of mileage credits, we have provided a security interest to Chase in certain routes and slots, including our recently-acquired slots at London's Heathrow Airport. The $235 million purchase of mileage credits has been treated as a loan from Chase and is reported as long-term debt in our consolidated balance sheet. Our liability will be reduced ratably in 2016 as the mileage credits are issued to Chase.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We applied a portion of this financing to 18 Boeing aircraft delivered to us in the first half of 2008 and recorded related debt of $689 million. We expect to apply the remainder of this financing to 12 of the 15 Boeing 737 aircraft scheduled for delivery from July 2008 through the first quarter of 2009. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft. These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet at June 30, 2008 because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

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

During the second quarter of 2008, we also obtained financing for two new Boeing 737-900ER aircraft and separately entered into a loan agreement secured by four Boeing 757-200 aircraft and one Boeing 737-700 aircraft. As of June 30, 2008, we have borrowed $135 million secured by the two Boeing 737-900ER aircraft and the four Boeing 757-200 aircraft. We expect to receive the remaining loan proceeds of $17 million related to the Boeing 737-700 aircraft in November 2008.

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

During the first half of 2007, we incurred $190 million in principal amount of floating rate indebtedness pursuant to existing finance agreements secured by two 777-200ER aircraft that were delivered in March and April 2007. This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014.

In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

Other Liquidity Matters

Student Loan-Related Auction Rate Securities. At June 30, 2008, we held student loan-related auction rate securities with a par value of $293 million and a fair value of $264 million. This total includes $226 million par value ($203 million fair value) classified as long-term investments and $67 million par value ($61 million fair value) that is restricted as collateral for estimated future workers' compensation claims. At December 31, 2007, these securities totaled $387 million (par and fair value), including $285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments. These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities. Auctions for these securities began failing in the first quarter of 2008 and continued to fail throughout the second quarter, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates. Additionally, a liquid secondary market for these securities has not emerged. Accordingly, we reclassified such securities to long-term assets during the first quarter of 2008. Based upon our cash requirements and other existing liquid assets, the failure of these auctions and our continuing to hold these securities did not have a material impact on our liquidity during the quarter.

Financeable Assets. At June 30, 2008, we had approximately $5.8 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our unrestricted investment in student loan-related auction rate securities are not pledged as collateral under any of our debt. We were in compliance with all debt covenants at June 30, 2008.

Credit Ratings. At June 30, 2008, our senior unsecured debt was rated B3 by Moody's and B- by Standard & Poor's. These ratings are significantly below-investment grade. Although we obtained favorable terms in the April 2007 issuance of $1.1 billion in pass through certificates (discussed above under "Sources and Uses of Cash"), our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $217 million under our domestic bank-issued credit card processing agreement if our senior unsecured debt rating falls below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. We would also be required to post additional collateral of up to $42 million under our worker's compensation program if our senior unsecured debt rating falls below Caa2 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Bank Card Processing Agreement. In connection with the amendment of the Bankcard Agreement, we also amended our domestic bank-issued credit card processing agreement to extend the term of the agreement until December 31, 2016 and modify certain provisions in the agreement. As a result of the amendment of that processing agreement, the requirement that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months has been eliminated as a trigger requiring the posting of additional collateral.

The liquidity covenant contained in the agreement has been modified to require that we maintain a minimum level of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities of 0.25 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating. Under the agreement as amended and based on our current air traffic liability exposure as defined in the agreement, if our unrestricted cash and short term investments balance falls below $2.0 billion, we would be required to post approximately $96 million of additional collateral. The amount of additional required collateral could grow to as much as approximately $379 million if our unrestricted cash and short-term investments balance (plus any collateral posted) falls below $1.4 billion and to as much as approximately $783 million if such balance (including any collateral posted) falls below $1.0 billion. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance of $1.0 billion required under our $350 million secured term loan facility, resulting in a default under that facility. We are currently in compliance with all of the covenants under the agreement.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first half of 2008, we contributed $84 million to our defined benefit pension plans. On July 16, 2008, we contributed an additional $18 million for a total of $102 million in contributions to our defined benefit pension plans during calendar year 2008, satisfying our minimum funding requirement during such period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2007 Form 10-K except as follows:

Aircraft Fuel. As of June 30, 2008, our projected fuel requirements were hedged as follows:

For the third quarter of 2008, approximately 55% of our projected consolidated fuel requirements are hedged as follows:

    approximately 29% hedged using zero cost collars in NYMEX crude oil with an average call price of $140.42 per barrel and an average put price of $120.62 per barrel;
    approximately 21% hedged using zero cost collars in heating oil with an average call price of $3.54 per gallon and an average put price of $3.26 per gallon; and
    approximately 5% hedged using call options in NYMEX crude oil with an average call price of $135.00 per barrel.

For the fourth quarter of 2008, approximately 55% of our projected consolidated fuel requirements are hedged as follows:
    approximately 32% hedged using call options in NYMEX crude oil with an average call price of $135.00 per barrel;
    approximately 19% hedged using zero cost collars in NYMEX crude oil with an average call price of $139.87 per barrel and an average put price of $122.61 per barrel; and
    approximately 4% hedged using zero cost collars in heating oil with an average call price of $3.96 per gallon and an average put price of $3.63 per gallon.

For the first quarter of 2009, approximately 11% of our projected consolidated fuel requirements are hedged using call options in NYMEX crude oil with an average call price of $135.00 per barrel.

At June 30, 2008, the fair value of our fuel hedges was $174 million and is included in prepayments and other current assets in our consolidated balance sheet. We estimate that a 10% increase in the price of crude oil and heating oil at June 30, 2008 would increase the fair value related to the fuel hedges outstanding at that date by $109 million.

Foreign Currency. At June 30, 2008, we had forward contracts outstanding to hedge the following cash inflows (primarily from passenger ticket sales) in foreign currencies:

  34% of our projected Canadian dollar-denominated cash inflows through 2008
  31% of our projected British pound-denominated cash inflows through 2008
  28% of our projected Japanese yen-denominated cash inflows through 2009
  9% of our euro-denominated cash inflows through 2008

At June 30, 2008, the fair value of our foreign currency hedges was immaterial and is included in accrued other liabilities in our consolidated balance sheet. We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at June 30, 2008 (in millions):
	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

Canadian dollar	$ 4	$(12)	$ (8)
British pound	8	(23)	(15)
Japanese yen	18	(55)	(37)
Euro	6	(96)	(90)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by Continental in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Continental's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of June 30, 2008 to provide reasonable assurance of the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers. We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal. These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents. The pending cases are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003. By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio. On September 14, 2006, the judge for the consolidated lawsuit issued an order dismissing 28 plaintiffs in the Swope case for their failure to properly opt-out of the Hall case. Consequently, a total of 90 travel agency plaintiffs remained in the two cases. On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly. The plaintiffs have appealed to the Sixth Circuit Court of Appeals. In each of these cases, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal. Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Item 1A. Risk Factors

Part I, Item 1A, "Risk Factors," of our 2007 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K.

Risk Factors Relating to the Company

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us. Expenditures for fuel and related taxes represent the largest single cost of operating our business. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in the cost of fuel. Although we have experienced some success in raising ticket prices and fuel surcharges in response to record high fuel costs, we have been unable to raise fares or surcharges sufficiently to keep pace with recent significant increases in fuel prices, and we may not be able to raise fares or fuel surcharges further to offset escalating fuel prices in the future. Conversely, lower fuel prices may result in lower fares and the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices. We are also at risk for all of our regional carriers' fuel costs on flights flown for us under capacity purchase agreements.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as increasing demand by developing nations, conflicts or instability in the Middle East or other oil producing regions and diplomatic tensions between the U.S. and oil producing nations, as well as OPEC production decisions, disruptions of oil imports, environmental concerns, weather, refinery outages or maintenance and other unpredictable events. For example, a major hurricane making landfall along the U.S. Gulf Coast could cause widespread disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of jet fuel and diminished availability of jet fuel supplies.

Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition and liquidity.

We have decided to change our global airline alliance, which could involve significant transition and integration risks. On June 19, 2008, we entered into framework agreements with United and Lufthansa, pursuant to which we plan to wind down and exit our participation in our current alliance, SkyTeam, and join United and Lufthansa in the Star Alliance. This change from SkyTeam to the Star Alliance could involve significant transition and integration risks, both because we are required to wind down our existing SkyTeam relationships as we initiate activities in the Star Alliance, and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new alliance) in connection with this change. The significant transition and integration risks include:

    our inability to terminate our existing agreements with SkyTeam members in the transition period we have anticipated, including as a result of the failure of Delta and Northwest to consummate their proposed merger;
    significant revenue dilution as we wind down our participation in SkyTeam and/or insufficient or delay in receipt of revenue from our participation in the Star Alliance, including due to an inability to maintain our key customer and business relationships as we transition to the Star Alliance;
    our incurrence, as a result of the wind down of our SkyTeam relationships, of costs in excess of our expectations and/or costs of an unanticipated nature, the amount and timing of which cannot be estimated at this time, but which could be material individually or in the aggregate;
    an inability to join or a delay in joining the Star Alliance due to lack of applicable approvals or difficulty in satisfying entrance requirements, including the requirement that we enter into certain bilateral agreements with each member of the Star Alliance; and
    difficulties integrating our technology processes with the Star Alliance members.

In addition, the full implementation of some of the arrangements contemplated by our framework agreements with United and Lufthansa require the approval of domestic and foreign regulatory agencies. These agencies may impose requirements, limitations or costs on us or on the Star Alliance members, or require us or them to divest slots, gates, routes or other assets, which may impair the value to us of entering the alliance or make participation in the alliance by us or them unattractive, and in certain cases could prevent us from consummating the transactions contemplated by the framework agreements.

If any of these risks or costs materialize, they could have a material adverse effect on our business, results of operations and financial condition.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At June 30, 2008, we had approximately $5.8 billion (including current maturities) of long-term debt and capital lease obligations.

In addition, we have substantial commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. We have obtained financing for 12 of the 15 Boeing aircraft scheduled for delivery from July 2008 through the first quarter of 2009. However, we do not have backstop financing or any other financing currently in place for our other aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. We can provide no assurance that such further financing will be available.

Credit rating downgrades could have a material adverse effect on our liquidity. Reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post a significant amount of additional collateral under our bank-issued credit card processing agreement and our workers' compensation program if our debt rating falls below specified levels.

Failure to meet our financial covenants would adversely affect our liquidity. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we maintain a minimum level of unrestricted cash and short-term investments and a minimum ratio of unrestricted cash and short-term investments to current liabilities of 0.25 to 1.0. The agreement also requires us to maintain a minimum senior unsecured debt rating. Under the agreement as amended and based on our current air traffic liability exposure as defined in the agreement, if our unrestricted cash and short term investments balance falls below $2.0 billion, we would be required to post approximately $96 million of additional collateral. The amount of additional required collateral could grow to as much as approximately $379 million if our unrestricted cash and short-term investments balance (plus any collateral posted) falls below $1.4 billion and to as much as approximately $783 million if such balance (including any collateral posted) falls below $1.0 billion. Depending on our unrestricted cash and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance of $1.0 billion required under our $350 million secured term loan facility, resulting in a default under that facility. We are currently in compliance with all of the covenants under the agreement.

If we experience problems with certain of our third party regional operators, our operations could be materially adversely affected. All of our regional operations are conducted by third party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report. In addition, we may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider or if one of our operators fails to comply with its contractual commitments to provide regional air services. As our regional segment provides revenue to us directly and indirectly (by feeding passengers from smaller cities to our hubs), a significant disruption to our regional operations could have a material adverse effect on our results of operations and financial condition.

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

In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.71% for June 2008). Any unused annual limitation may be carried over to later years.

As a result of our common stock trading at depressed market prices in recent months (relative to the prices at which our stock has generally traded during the previous three-year period), the cost associated with acquiring a sufficient number of shares of our common stock to become a holder of 5% or more of the outstanding shares has decreased significantly. This decline in the cost of reaching the 5% ownership threshold has increased the likelihood that we will experience an "ownership change" for purposes of Section 382, as increases in share holdings by, or that result in a person becoming, a holder of 5% or more of the outstanding shares of our common stock are aggregated for purposes of determining whether such a change has occurred. Although we cannot currently predict whether or when such an "ownership change" may occur, if we were to experience an ownership change under current conditions, our annual NOL utilization could be limited to approximately $52 million per year. The imposition of this limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. In addition, depending on the market value of our common stock at the time of any such ownership change, we may be required to recognize a significant non-cash tax charge, the amount of which we cannot estimate at this time.

Risk Factors Relating to the Industry

The airline industry is highly competitive and susceptible to price discounting. The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Carriers use discount fares to stimulate traffic during periods of slack demand or when they begin service to new cities or have excess capacity to generate cash flow and to establish or increase market share. Some of our competitors have substantially greater financial resources (including more favorable hedges against fuel price increases) and/or lower cost structures than we do. In recent years, the domestic market share held by low-cost carriers has increased significantly and is expected to continue to increase, which has significantly changed the airline industry. The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient pricing structures in domestic markets to achieve profitability. We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve. Several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve. Additionally, the "open skies" agreement between the U.S. and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers. In addition, Air France-KLM, Delta and Northwest have received anti-trust immunity to form a new trans-Atlantic joint venture among those airlines and to coordinate routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. Air France-KLM and Delta announced in October 2007, in connection with this application for anti-trust immunity, their plans for a joint venture beginning upon the effectiveness of the "open skies" agreement and following the approval of the requested anti-trust immunity that will initially cover all of their trans-Atlantic flights between the airlines' hubs and all of their flights between London's Heathrow Airport and any U.S. destination. Air France-KLM and Delta recently announced the approval of the requested anti-trust immunity. The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

We are also facing stronger competition from carriers that have emerged from bankruptcy, including Delta, Northwest, US Airways and United. Carriers typically emerge from bankruptcy with substantially lower costs than ours achieved by cost reductions through, among other things, reducing or discharging debt, lease and pension obligations and reducing wages and benefits. Additionally, we may face stronger competition from carriers that participate in industry consolidation, including the proposed merger of Delta and Northwest discussed below. Through consolidation, carriers have the opportunity to significantly expand the reach of their networks, which is of primary importance to business travelers, and to achieve cost reductions by eliminating redundancy in their networks and their management structures.

The airline industry may experience further consolidation that would affect our competitive position. Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and additional consolidation may occur in light of the announcement in April 2008 by Delta and Northwest of their definitive agreement to merge. If consummated, this merger will change the competitive environment for us and the entire airline industry. As a result, we conducted a comprehensive review of our strategic alternatives and on April 27, 2008 we announced that we had determined that the best course for us was not to merge with another airline at such time. We cannot predict whether the proposed merger of Delta and Northwest will occur, or the impact on us of this or any other consolidation within the U.S. airline industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Continental's Annual Meeting of Stockholders was held on June 11, 2008. The following individuals were elected to Continental's Board of Directors to hold office until the next annual meeting of stockholders.
NOMINEE	VOTES FOR	VOTES WITHHELD

Kirbyjon H. Caldwell	78,530,839	1,529,340
Lawrence W. Kellner	78,542,686	1,517,493
Douglas H. McCorkindale	78,557,808	1,502,371
Henry L. Meyer III	78,551,582	1,508,597
Oscar Munoz	78,555,609	1,504,570
George G.C. Parker	78,521,335	1,538,844
Jeffrey A. Smisek	78,531,694	1,528,485
Karen Hastie Williams	74,052,097	6,008,082
Ronald B. Woodard	78,536,071	1,524,108
Charles A. Yamarone	78,505,746	1,554,433

A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008 was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

79,579,926	148,117	332,136

A stockholder proposal related to our political activities was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES

3,115,165	46,252,457	12,270,212	18,422,345

A stockholder proposal related to allowing holders of 10% of our common stock to call special meetings was voted on by the stockholders as follows:
VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES

37,117,901	23,666,748	853,186	18,422,344

Item 5.  Other Information.

From April 23, 2008 through June 30, 2008, Continental borrowed a total of $226 million to finance the deliveries of three new Boeing 737-800 aircraft and three new Boeing 737-900ER aircraft by issuing equipment notes ("Equipment Notes") secured by those aircraft. This amount is in addition to the $463 million borrowed in the period from January 1, 2008 to April 22, 2008 to finance the deliveries of 12 Boeing aircraft through the issuance of such Equipment Notes. The funds used to purchase the Equipment Notes were raised in April 2007 through the sale of $1.1 billion of three classes of pass-through certificates. The proceeds from this sale of pass-through certificates are held in escrow pending delivery of each aircraft.

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

Continental expects to issue an additional $458 million in Equipment Notes as it applies this financing to 12 of the 15 Boeing 737 aircraft scheduled for delivery from July 2008 through the first quarter of 2009.

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

3.1(a)(ii)	Certificate of Increase - Series A Junior Participating Preferred Stock.
3.2

Bylaws of Continental, as amended through October 17, 2007 - incorporated by reference to Exhibit 3.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323).

10.1*	Retirement Agreement dated as of May 13, 2008 between Continental and Jeffrey Misner.
10.2*

Letter Agreement dated as of May 30, 2008 between Continental and Larry Kellner - incorporated by reference to Exhibit 99.2 to Continental's Current Report on Form 8-K dated June 5, 2008 (the "06/05 8-K").

10.3*	Letter Agreement dated as of May 30, 2008 between Continental and Jeffery Smisek - incorporated by reference to Exhibit 99.3 to the 06/05 8-K.
10.4	Second Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated June 5, 2008. (1)
10.5

Supplemental Agreement No. 46, dated June 25, 2008, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("Boeing") relating to the purchase of Boeing 737 aircraft. (1)

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
CONTINENTAL AIRLINES, INC.
Registrant

Date: July 18, 2008	by:	/s/ Jeffrey J. Misner
Jeffrey J. Misner
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date: July 18, 2008	by:	/s/ Chris Kenny
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

3.1(a)(ii)	Certificate of Increase - Series A Junior Participating Preferred Stock.
3.2

Bylaws of Continental, as amended through October 17, 2007 - incorporated by reference to Exhibit 3.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323).

10.1*	Retirement Agreement dated as of May 13, 2008 between Continental and Jeffrey Misner.
10.2*

Letter Agreement dated as of May 30, 2008 between Continental and Larry Kellner - incorporated by reference to Exhibit 99.2 to Continental's Current Report on Form 8-K dated June 5, 2008 (the "06/05 8-K").

10.3*	Letter Agreement dated as of May 30, 2008 between Continental and Jeffery Smisek - incorporated by reference to Exhibit 99.3 to the 06/05 8-K.
10.4	Second Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated June 5, 2008. (1)
10.5

Supplemental Agreement No. 46, dated June 25, 2008, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("Boeing") relating to the purchase of Boeing 737 aircraft. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.