Form 10-Q
period 2008-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2008-10-21
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

__________

As of October 15, 2008, 110,576,471 shares of Class B common stock of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating Revenue:
Passenger (excluding fees and taxes of $402, $399, $1,186, and $1,136, respectively)	$3,760	$3,511	$10,633	$ 9,802
Cargo	129	112	383	328
Other	267	197	755	579
	$4,156	3,820	$11,771	10,709

Operating Expenses:
Aircraft fuel and related taxes	1,501	895	3,912	2,399
Wages, salaries and related costs	765	836	2,197	2,404
Regional capacity purchase, net	553	446	1,648	1,319
Aircraft rentals	244	249	736	745
Landing fees and other rentals	225	209	643	592
Distribution costs	182	171	558	508
Maintenance, materials and repairs	152	166	478	479
Depreciation and amortization	112	106	327	306
Passenger services	113	105	315	294
Special charges	91	12	141	30
Other	370	345	1,105	1,027
	4,308	3,540	12,060	10,103

Operating Income (Loss)	(152)	280	(289)	606

Nonoperating Income (Expense):
Interest expense	(93)	(96)	(271)	(289)
Interest capitalized	8	8	25	19
Interest income	16	44	56	121
Income from other companies	2	3	12	13
Gain on sale of investments	-	-	78	7
Other, net	(29)	2	(30)	18
	(96)	(39)	(130)	(111)

Income (Loss) before Income Taxes	(248)	241	(419)	495

Income Tax Benefit (Expense)	12	-	100	(4)

Net Income (Loss)	$ (236)	$ 241	$ (319)	$ 491

Earnings (Loss) Per Share:
Basic	$(2.14)	$ 2.47	$(3.11)	$ 5.08
Diluted	$(2.14)	$ 2.15	$(3.11)	$ 4.42

Shares Used for Computation:
Basic	110	98	103	97
Diluted	110	114	103	115

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
	September 30,	December 31,	September 30,
ASSETS	2008	2007	2007
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,411	$ 2,128	$ 2,519
Short-term investments	475	675	518
Total unrestricted cash, cash equivalents and short-term investments	2,886	2,803	3,037

Restricted cash, cash equivalents and short-term investments	164	179	178
Accounts receivable, net	652	606	712
Spare parts and supplies, net	311	271	269
Deferred income taxes	217	259	200
Prepayments and other	483	443	424
Total current assets	4,713	4,561	4,820

Property and Equipment:
Owned property and equipment:
Flight equipment	8,170	7,182	7,184
Other	1,673	1,548	1,510
	9,843	8,730	8,694
Less: Accumulated depreciation	3,061	2,790	2,721
	6,782	5,940	5,973

Purchase deposits for flight equipment	319	414	334

Capital leases	190	297	298
Less: Accumulated amortization	51	93	91
	139	204	207
Total property and equipment, net	7,240	6,558	6,514

Routes and airport operating rights, net	785	706	593
Long-term investments (including $25 restricted)	130	-	-
Investment in other companies	-	63	59
Other assets, net	194	217	223

Total Assets	$13,062	$12,105	$12,209

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2008	2007	2007
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 717	$ 652	$ 464
Accounts payable	945	1,013	978
Air traffic and frequent flyer liability	2,374	1,967	2,105
Accrued payroll	380	545	582
Accrued other liabilities	499	272	291
Total current liabilities	4,915	4,449	4,420

Long-Term Debt and Capital Leases	5,181	4,366	4,651

Deferred Income Taxes	217	359	200

Accrued Pension Liability	564	534	898

Accrued Retiree Medical Benefits	246	235	224

Other	849	612	599

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; zero, one and one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 110,243,176, 98,208,888 and 97,956,627 issued and outstanding	1	1	1
Additional paid-in capital	1,795	1,606	1,594
Retained earnings	129	448	480
Accumulated other comprehensive loss	(835)	(505)	(858)
Total stockholders' equity	1,090	1,550	1,217
Total Liabilities and Stockholders' Equity	$ 13,062	$ 12,105	$ 12,209

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)
	Nine Months Ended September 30,
	2008		2007
Cash Flows from Operating Activities:	$
Net income (loss)		$ (319)	$ 491
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		327	306
Special charges		141	30
Deferred income taxes		(100)	-
Gain on sale of investments		(78)	(7)
Unrealized loss on student loan-related auction rate securities		29	-
Undistributed equity in income of other companies		(9)	(13)
Stock-based compensation related to equity awards		13	19
Other, net		31	34
Changes in operating assets and liabilities		(32)	216
Net cash provided by operating activities		3	1,076

Cash Flows from Investing Activities:
Capital expenditures		(390)	(228)
Aircraft purchase deposits refunded (paid), net		61	(145)
Proceeds from sales of short-term and long-term investments and change in restricted cash, cash equivalents and short-term investments, net		53	(70)
Proceeds from sales of property and equipment		76	10
Proceeds from sale of Copa Holdings, S.A. shares, net		149	-
Proceeds from sale of ExpressJet Holdings, Inc. shares, net		-	35
Net cash used in investing activities		(51)	(398)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(341)	(337)
Proceeds from issuance of long-term debt		497	25
Proceeds from public offering of common stock		162	-
Proceeds from issuance of common stock pursuant to stock plans		13	30
Net cash provided by (used in) financing activities		331	(282)

Net Increase in Cash and Cash Equivalents		283	396

Cash and Cash Equivalents - Beginning of Period		2,128	2,123

Cash and Cash Equivalents - End of Period		$2,411	$2,519

Investing and Financing Activities Not Affecting Cash:		$ -
Common stock issued upon conversion of 4.5% Convertible Notes			$ 170
Property and equipment acquired through the issuance of debt		$ 865	$ 190

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

NOTE 1 - ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS 159. In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS 159 is effective for us as of January 1, 2008; however, we have not elected to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 has not had an effect on our consolidated financial statements.

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

FSP APB 14-1. In May 2008, the FASB affirmed Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (the "FSP"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The adoption of this FSP will affect the accounting for our 5% Convertible Notes due 2023 and will result in increased interest expense of approximately $12 million in 2009 and $6 million in 2010, assuming the 5% Convertible Notes will be settled in 2010. The retrospective application of this FSP to years 2003 through 2008 will result in increased annual interest expense of approximately $4 million in 2003, gradually increasing to approximately $11 million in 2008.

Frequent Flyer Program. For accounts in our OnePass frequent flyer program that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed with us or the contractual rate of expected redemption on alliance carriers. Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. Beginning in the third quarter of 2008, we also include in our determination of incremental cost the impact of fees charged to passengers redeeming frequent flyer rewards within 20 days of travel, which partially offset the incremental cost associated with providing flights for frequent flyer travel rewards. We recorded an adjustment of $27 million ($0.24 per basic and diluted share) to increase passenger revenue and reduce our frequent flyer liability during the three months ended September 30, 2008 for the impact of these fees, which had not been significant in prior periods, after we increased them during the third quarter of 2008. A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and related fees, changes in the expected number of passengers paying redemption fees and changes in the OnePass program, and is included in our consolidated balance sheet as air traffic and frequent flyer liability. Changes in the liability are recognized as passenger revenue in the period of change.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$(236)	$241	$(319)	$491
Effect of dilutive securities - interest expense on:
5% Convertible Notes	-	2	-	5
6% Convertible Junior Subordinated Debentures held by subsidiary trust	-	3	-	9
4.5% Convertible Notes	-	-	-	1
Numerator for diluted earnings (loss) per share - net income after assumed conversions	$(236)	$ 246	$(319)	$ 506

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	110	98	103	97
Effect of dilutive securities:
5% Convertible Notes	-	9	-	9
6% Convertible Junior Subordinated Debentures held by subsidiary trust	-	4	-	4
4.5% Convertible Notes	-	-	-	1
Employee stock options	-	3	-	4
Dilutive potential common shares	-	16	-	18
Denominator for diluted earnings (loss) per share - weighted-average shares after assumed conversions	110	114	103	115

The adjustments to net income (loss) to determine the numerator for diluted earnings (loss) per share are net of the related effect of applicable income taxes and any profit sharing.

Approximately 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted earnings (loss) per share in the three and nine months ended September 30, 2008 because they were antidilutive. In addition, approximately eight million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for each of the three and nine months ended September 30, 2008, and one million in the three and nine months ended September 30, 2007, because the options' exercise prices were greater than the average market price of the common shares during the relevant period or the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of September 30, 2008, our operating fleet consisted of 351 mainline jets and 279 regional aircraft. The 351 mainline jets are operated exclusively by us and do not include 12 Boeing 737-500 and 16 737-300 aircraft that have been removed from operation as of September 30, 2008. The 279 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets. Of these, 204 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet") and operated on our behalf under a capacity purchase agreement with ExpressJet, ten regional jet aircraft are subleased to ExpressJet and began operating on our behalf in early October 2008 (and are not included in the September 30, 2008 operating fleet table below), 30 regional jet aircraft are subleased to ExpressJet but are not operated on our behalf and 30 subleased ERJ-135 regional jet aircraft are temporarily grounded. See Note 13 for a discussion of the changes to our capacity purchase agreement with ExpressJet effective July 1, 2008. Additionally, our regional operating fleet includes 75 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of September 30, 2008:
				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline (a):
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	14	27	-
737-900ER	15	15	-	-
737-900	12	8	4	-
737-800	115	42	73	-
737-700	36	12	24	-
737-500	43	-	43	-
737-300	26	16	10	-
Total mainline	351	147	204	-

Regional (b):
ERJ-145XR	79	-	79	-
ERJ-145	145	18	107	20	(c)
CRJ200LR	24	-	-	24	(c)
Q200	16	-	-	16	(d)
Q400	15	-	-	15	(e)
Total regional	279	18	186	75

Total	630	165	390	75
  Excludes 12 temporarily grounded Boeing 737-500 aircraft and 16 permanently grounded Boeing 737-300 aircraft.
  Excludes 30 temporarily grounded ERJ-135 aircraft.
  Operated by Chautauqua Airlines, Inc. ("Chautauqua") under a capacity purchase agreement.
  Operated by Champlain Enterprises Inc., doing business as CommutAir under a capacity purchase agreement.
  Operated by Colgan Air, Inc. ("Colgan") under a capacity purchase agreement.

Fleet Activity. During the first nine months of 2008, we placed 15 new Boeing 737-900ER and ten new Boeing 737-800 aircraft into service and we removed 17 Boeing 737-500 and 22 Boeing 737-300 aircraft from service. We took delivery of one additional Boeing 737-800 aircraft in October 2008.

During the third quarter of 2008, ExpressJet notified us of its intent to return to us 39 ERJ-145 aircraft that it leased from us and operated on its own behalf. ExpressJet had returned 29 of these aircraft to us as of September 30, 2008; the remaining ten ERJ-145 aircraft were returned in early October 2008. We have elected to add these returned aircraft to our capacity purchase agreement with ExpressJet. During September 2008, we temporarily grounded all 30 37-seat ERJ 135 aircraft being flown by ExpressJet on our behalf and notified ExpressJet that these aircraft would be withdrawn from the capacity purchase agreement. We are evaluating our options regarding these 30 aircraft, including permanently grounding them.

In February 2008, Colgan began providing and operating 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from Newark Liberty International Airport ("New York Liberty"). Colgan operated 15 Q400 aircraft for us as of September 30, 2008. Colgan operates the aircraft under a capacity purchase agreement with us with a ten year term expiring in 2018.

Capacity Reductions. In September 2008, we reduced our flights, resulting in a reduction of domestic mainline capacity of 13.4% (as measured by available seat miles and including the impact of Hurricane Ike) as compared to September 2007. We had earlier announced that we would accelerate the retirement of less fuel efficient Boeing 737-300 and 737-500 aircraft from our mainline fleet. Given the need for prompt capacity reductions in the current industry environment, 33 of the aircraft were removed from service in the third quarter of 2008. By the end of 2009, we expect to remove eight additional Boeing 737-500 aircraft and all 26 of the remaining Boeing 737-300 aircraft from service. However, some of these planned exits could be impacted by delays in new aircraft deliveries. In September 2008, The Boeing Company ("Boeing") notified us that all of our new aircraft deliveries will be delayed pending resolution of the strike involving Boeing's machinists.

We have aircraft sale contracts with three different buyers to sell 20 Boeing 737-500 aircraft. The three buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates due to the buyers' difficulties in obtaining financing for the aircraft. In light of these delays, we now expect to deliver these aircraft in the period from the fourth quarter of 2008 through the end of 2009. We are continuing to negotiate with the buyers in these transactions. We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required. These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.

Firm Order and Option Aircraft. As of September 30, 2008, we had firm commitments for 91 new aircraft (58 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2008 through 2015, with an estimated aggregate cost of $5.7 billion including related spare engines. Boeing notified us in September 2008 that all of our new aircraft deliveries will be delayed pending resolution of the strike involving its machinists. In October 2008, we reached an agreement in principle with Boeing to reschedule 16 Boeing 737 aircraft originally scheduled for delivery in 2009 and 2010. These aircraft are now scheduled to be delivered in 2011and beyond. Additionally, we have agreed with Boeing to reschedule to 2010 two Boeing 777 deliveries that were originally scheduled for delivery in 2009. As a result of these changes, we are scheduled to take delivery of 14 Boeing 737 aircraft in 2009 and 12 Boeing 737 aircraft, two Boeing 777 aircraft and two Boeing 787 aircraft in 2010. In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of September 30, 2008.

In October 2008, we agreed in principle to terms under which we would lease up to four Boeing 757-300 aircraft from Boeing Capital Corporation. Boeing Capital Corporation has until December 31, 2008 to decide to lease these aircraft to us. If we enter into these leases, it is expected that the aircraft would be placed in service between late 2009 and early 2010.

NOTE 4 - LONG-TERM DEBT

Debt Secured by Aircraft. On April 10, 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We applied a portion of this financing to 23 Boeing aircraft delivered to us in the first nine months of 2008 and recorded related debt of $875 million. We expect to apply the remainder of this financing to the next seven Boeing 737 aircraft scheduled for delivery from October 2008 through the first quarter of 2009, although the actual delivery dates for these aircraft are being delayed by Boeing pending the resolution of the strike by its machinists.

During the second quarter of 2008, we obtained financing for two new Boeing 737-900ER aircraft and separately entered into a loan agreement secured by four Boeing 757-200 aircraft and that will also be secured by one Boeing 737-700 aircraft when the loan for this aircraft is funded in November 2008. During the third quarter of 2008, we entered into a loan agreement that will be secured by three Boeing 757-200 aircraft and four Boeing 737-700 aircraft when the loans for these aircraft are funded in November 2008. During the first nine months of 2008, we borrowed $135 million secured by two Boeing 737-900ER aircraft and four Boeing 757-200 aircraft. We expect to receive the remaining loan proceeds of $133 million related to three Boeing 757-200 and five Boeing 737-700 aircraft described above in November 2008. In October 2008, we reached an agreement in principle with Boeing for it to provide backstop financing for all of the additional 14 Boeing 737-900ER aircraft scheduled for delivery in 2009, subject to customary conditions.

Pre-delivery Payment Facility. On June 30, 2008, we entered into a loan facility to finance a portion of the pre-delivery payment requirements under the aircraft purchase agreements for 66 new Boeing aircraft originally scheduled for delivery between July 1, 2008 and the end of 2011. We borrowed $113 million under this facility on June 30, 2008. We no longer expect to make a second borrowing under this facility in the amount of $16 million in December 2008, as we had previously planned, due to our agreement in principle for rescheduling of the delivery dates of 16 Boeing 737 aircraft. Our obligations under the facility are secured by our rights under our purchase agreements for 737 and 777 aircraft on order with Boeing.

Advance Purchase of Mileage Credits. On June 10, 2008, we entered into an amendment and restatement of our Bankcard Joint Marketing Agreement (the "Bankcard Agreement") with Chase Bank USA, N.A. ("Chase"), under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase. The Bankcard Agreement provides for a payment to us of $413 million, of which $235 million relates to the advance purchase of frequent flyer mileage credits for the year 2016. In connection with the advance purchase of mileage credits, we have provided a security interest to Chase in certain routes and slots, including our slots at London's Heathrow Airport. The $235 million purchase of mileage credits has been treated as a loan from Chase with an implicit interest rate of 6.18% and is reported as long-term debt in our consolidated balance sheet. Our liability will be reduced ratably in 2016 as the mileage credits are issued to Chase. The remaining $178 million received from Chase is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016. This amount is reported in other liabilities in our consolidated balance sheet and will be recognized as other revenue over the term of the agreement.

Maturities. Maturities as of September 30, 2008 of long-term debt due before December 31, 2008 and for the next four years are as follows (in millions):
October 1, 2008 through December 31, 2008	$277
Year ending December 31,
2009	488
2010	921
2011	1,134
2012	508

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

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):
	Carrying Amount as of September 30, 2008	Level 1	Level 2	Level 3	Valuation Technique

Cash equivalents	$2,411	$2,411			(A)
Short-term investments	475	350		$ 125	(A)
Restricted cash, cash equivalents and short-term investments	164	159		5	(A)
Long-term investments	130			130	(B)
Fuel derivatives	(174)			(174)	(A)
Foreign currency derivatives	11		$11		(A)

Unobservable Inputs. The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):
	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Student Loan- Related Auction Rate Securities	Fuel Derivatives	Student Loan- Related Auction Rate Securities	Fuel Derivatives

Balance at beginning of period	$264	$ 174	$ -	$ 24
Transfers to Level 3 (subsequent to dispositions of $73)	-	-	314	-
Additions	-	51	-	90
Dispositions	(1)	-	(22)	-
Gains and losses:
Settlement (gains) losses reported in earnings	-	48	-	(60)
Unrealized gains (losses) reported in earnings	-	(15)	(29)	18
Unrealized gains (losses) reported in other comprehensive income	(3)	(432)	(3)	(246)
Balance at September 30, 2008	$260	$(174)	$260	$(174)

Short-term and Long-term Investments. At September 30, 2008, we held student loan-related auction rate securities with a par value of $292 million and a fair value of $260 million. This total includes $140 million par value ($125 million fair value) classified as short-term investments, $5 million (par and fair value) that is collateral for estimated future workers' compensation claims and is classified as restricted cash, cash equivalents and short-term investments and $147 million par value ($130 million fair value) classified as long-term investments. At December 31, 2007, student loan-related auction rate securities totaled $387 million (par and fair value), including $285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments. These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities. Auctions for these securities began failing in the first quarter of 2008 and continued to fail through the third quarter, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates. Accordingly, we reclassified such securities to long-term assets during the first quarter of 2008. However, as of September 30, 2008, we concluded that it was appropriate to report auction rate securities with a par value of $145 million and a fair value of $130 million as current assets. We made this determination after one broker offered us a put right permitting us to sell to the broker at par in 2010 all auction rate securities previously purchased from that broker. The broker has also committed to loan us 75% of the par value of these securities at any time until the put is exercised. Based on these developments, we determined that these securities had sufficient liquidity to be reported as short-term investments at September 30, 2008.

We account for these securities as available-for-sale investments. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market. Although we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value. We estimated the fair value of these securities to be $260 million at September 30, 2008, taking into consideration the limited sales and offers to purchase securities during the second and third quarters of 2008 and using internally-developed models of the expected future cash flows related to the securities, taking into account our probability-weighted assumptions about the cash flows of the underlying student loans and the discounts to reflect a lack of liquidity in the market for these securities. We recorded a loss of $29 million in the quarter ended June 30, 2008 to reflect an other-than-temporary decline in value of these securities. This loss is included in nonoperating income (expense) for the nine months ended September 30, 2008 in our consolidated statement of operations.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional losses on these securities.

Fuel Derivatives. At September 30, 2008, our fuel derivative instruments consisted of over-the-counter contracts, primarily crude oil or heating oil option contracts forming collars, and crude oil call options, which are not traded on a public exchange. Except as discussed in the following paragraph, we account for our fuel derivatives as cash flow hedges and record them at fair value in prepayments and other current assets (if we are in an asset position) or accrued other current liabilities (if we are in a liability position) in our consolidated balance sheet with the change in fair value, to the extent effective, being recorded to accumulated other comprehensive income (loss), net of applicable income taxes. We determine the fair value of our fuel derivatives by obtaining inputs from a broker's pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. We verify the reasonableness of these inputs by comparing the resulting fair values to similar quotes from our counterparties as of each date for which financial statements are prepared. For those derivatives in a liability position, we also make an adjustment to incorporate our own credit risk into the valuation. Due to the fact that certain of the inputs utilized to determine the fair value of the fuel derivatives are unobservable (principally volatility of crude oil and heating oil prices and the adjustment for our own credit risk), we have categorized these option contracts as Level 3.

The parent company of one of the counterparties to our fuel derivative contracts declared bankruptcy on September 15, 2008. The counterparty filed for bankruptcy protection on October 3, 2008 and has ceased writing new contracts. Based on these developments concerning the counterparty's creditworthiness, we determined that our fuel derivative contracts with this counterparty, which had a fair value of a net liability of $38 million at September 15, 2008 and extend through March 2009, are no longer considered highly effective hedges. Therefore, we discontinued hedge accounting for these contracts as of September 15, 2008 and all future changes in the contracts' fair values will be reported in earnings as nonoperating income (expense).

Fuel hedge gains (losses) are recognized as a component of fuel expense or regional capacity purchase, net when the underlying fuel being hedged is used. The ineffective portion of our fuel hedges is determined based on the correlation between crude oil or heating oil prices and jet fuel prices and is included in nonoperating income (expense). We recorded ineffectiveness gains (losses) of $(15) million, $2 million, $18 million and $13 million in the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively. This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative change in value than the jet fuel being hedged and the mark-to-market adjustment on the fuel derivative contracts with the bankrupt counterparty. Realized and unrealized gains (losses) related to fuel derivative instruments included in our statement of operations are as follows (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Aircraft fuel and related taxes	$(40)	$4	$48	$ 4
Regional capacity purchase, net	(8)	1	12	-
Nonoperating income (expense)	(15)	2	18	13
Total	$(63)	$7	$78	$17

Because our fuel hedges were in a loss position at September 30, 2008 resulting from the recent substantial decline in crude oil prices, we were required to post collateral with our counterparties totaling $22 million. These amounts are reported in prepayments and other current assets in our consolidated balance sheet. At October 15, 2008, our required collateral was $71 million due to decreases in crude oil prices.

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

The awards with a performance period commencing January 1, 2008 were granted in February 2008. These grants cover 1.0 million RSUs with cumulative profit sharing performance targets ranging from $100 million to $275 million and payment percentages ranging from 100% to 200%. The cash hurdle associated with these awards is $2.2 billion. It is not yet probable that the awards granted in February 2008 will meet the minimum specified cumulative profit-sharing based performance target and we did not recognize any expense related to these awards during the nine months ended September 30, 2008.

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

Stock-Based Compensation Expense. Total stock-based compensation expense included in wages, salaries and related costs was $25 million, $30 million, $30 million and $96 million for the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, $27 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years. The expense related to RSUs does not impact payments to our broad based employee group under our enhanced profit sharing plan because profit sharing payments are based on pre-tax net income calculated prior to any costs associated with incentive compensation for executives.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) included the following (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(236)	$241	$(319)	$491

Other comprehensive income (loss):
Unrealized net gain (loss) on derivative instruments (net of deferred taxes of $(28), $0, $0 and $0)	(330)	(3)	(283)	20
Items related to employee benefit plans:
(Increase) decrease in net actuarial losses	(89)	(8)	(89)	62
Amortization of net actuarial losses (net of deferred taxes of $(5), $0, $0 and $0)	13	15	22	50
Amortization of prior service cost (net of deferred taxes of $(6), $0, $0 and $0)	13	8	23	23
Other	(3)	-	(3)	-
Comprehensive income (loss) adjustments	(396)	12	(330)	155

Total comprehensive income (loss)	$(632)	$ 253	$(649)	$ 646

NOTE 9 - EMPLOYEE BENEFIT PLANS

 Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):
	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$ 15	$ 15	$ 44	$ 46	$ 3	$ 3	$ 9	$ 8
Interest cost	37	40	112	119	4	4	12	10
Expected return on plan assets	(39)	(35)	(120)	(102)	-	-	-	-
Amortization of unrecognized net actuarial (gain) loss	8	16	23	51	-	(1)	(1)	(1)
Amortization of prior service cost	2	3	7	8	5	5	16	15
Net periodic benefit expense	23	39	66	122	12	11	36	32
Settlement charge (included in special charges)	8	12	8	24	-	-	-	-
Net benefit expense	$31	$ 51	$ 74	$146	$12	$11	$36	$32

During the first nine months of 2008, we contributed $102 million to our defined benefit pension plans, satisfying our minimum funding requirements during calendar year 2008.

We recorded non-cash settlement charges totaling $8 million in the three and nine months ended September 30, 2008 and $12 million and $24 million in the three and nine months ended September 30, 2007, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots. SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation. We anticipate that we will record additional non-cash settlement charges in the fourth quarter of 2008 in conjunction with lump-sum distributions to retiring pilots.

NOTE 10 - SPECIAL CHARGES

Special charges were as follows (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Severance	$33	$ -	$ 33	$ -
Aircraft-related charges and (gains) losses on sales of aircraft	12	-	45	6
Unused facilities	11	-	14	-
Reimbursement to ExpressJet of costs related to capacity reductions	9	-	9	-
Route impairment and other	18	-	32	-
Pension settlement charges (see Note 9)	8	12	8	24
Total special charges	$91	$12	$141	$30

We recorded $91 million of special charges in the third quarter of 2008, a portion of which is related to our capacity reductions implemented beginning in September 2008.  The special charges include $33 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence, $12 million of charges for future lease costs on permanently grounded Boeing 737-300 aircraft, an $11 million charge related to future rents for leased space at locations that are no longer expected to be used or subleased and a $9 million charge pertaining to our reimbursement of certain costs incurred by ExpressJet for temporarily grounded aircraft and airport slots being returned to us.

The special charges in the third quarter of 2008 also include an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our year-round London flights from London Gatwick Airport to London Heathrow Airport and a non-cash settlement charge of $8 million related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots.

Special charges in 2008 prior to the third quarter also primarily relate to the capacity reductions. Aircraft-related charges and gains on sales of aircraft in the first and second quarters of 2008 include $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value and $18 million of gains on the sale of five owned Boeing 737-500 aircraft. We received net proceeds of $68 million on the sale of these aircraft.

Following the decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 aircraft by the end of 2009, we evaluated the ongoing value of the assets associated with these fleets. Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators. Based on our evaluation, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value. We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets. We also evaluated the ongoing value of the assets associated with our other fleets and determined that the carrying amounts of those fleets were not impaired.

Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):
	Balance, December 31, 2007	Accrual	Payments	Balance, September 30, 2008

Severance/medical costs	$ -	$ 33	$(2)	$31
Permanently grounded aircraft	-	12	(1)	11
Unused facilities	8	14	(2)	20

These accruals and payments relate primarily to our mainline segment. Cash payments related to the accruals for severance and medical costs will be made through the end of 2009. Remaining lease payments on permanently grounded aircraft and unused facilities will be made through 2010 and 2018, respectively.

We expect to incur additional special charges in future quarters associated with the previously announced planned permanent grounding of additional Boeing 737-300 aircraft.  Additionally, we may incur further accounting charges as a result of future fleet actions, including costs associated with future lease payments and return conditions on thirty ERJ-135 aircraft that have been returned to us from ExpressJet and are currently temporarily grounded.  We are not able at this time to estimate the amount and timing of these future charges.

NOTE 11 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance, state taxes and expenses that are not deductible for federal income tax purposes. Our expected net loss for 2008 will likely exceed our ability to record a corresponding deferred tax benefit because of our prior determination that it is more likely than not that, to the extent they exceed our deferred tax liabilities, our deferred tax assets will ultimately not be realized. This net increase in the valuation allowance was partially mitigated during the second quarter of 2008, when we recorded a non-cash income tax credit of $28 million resulting from higher utilization of net operating loss carryforwards ("NOLs") than had been previously anticipated. These NOLs expire from 2008 through 2010.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.65% for September 2008). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. If we were to have an ownership change under current conditions, our annual NOL utilization could be limited to approximately $80 million per year, before consideration of any built-in gains. The imposition of this limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. In addition, depending on the market value of our common stock at the time of any such ownership change, we may be required to recognize a significant non-cash tax charge, the amount of which we cannot estimate at this time.

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

NOTE 13 - EXPRESSJET CAPACITY PURCHASE AGREEMENT

General. In June 2008, we entered into the Second Amended and Restated Capacity Purchase Agreement (the "Amended ExpressJet CPA") with ExpressJet, which amends and restates our capacity purchase agreement with ExpressJet. Under the Amended ExpressJet CPA, we will continue to purchase all of the capacity from the ExpressJet flights covered by the agreement at a negotiated price. The Amended ExpressJet CPA was effective as of July 1, 2008.

Capacity and Fleet Matters. The Amended ExpressJet CPA covers a minimum of 205 regional jets in the first year. The minimum number of covered aircraft is reduced to 190 regional jets thereafter and may be less as leases on covered aircraft expire. Of the 69 aircraft ExpressJet previously subleased from Continental for non-Continental flying, ExpressJet will continue to sublease 30 Embraer 50-seat regional jets from Continental at reduced rental rates. During the third quarter of 2008, ExpressJet notified us of its intent to return to us 39 ERJ-145 aircraft that it subleased from us and operated on its own behalf. ExpressJet had returned 29 of these subleased aircraft to us as of September 30, 2008; the remaining ten subleased ERJ-145 aircraft were returned in early October 2008. We have elected to add these returned aircraft to the Amended ExpressJet CPA. During September 2008, we temporarily grounded all 30 of the subleased 37-seat ERJ 135 aircraft being flown by ExpressJet on our behalf and notified ExpressJet that these aircraft would be withdrawn from the Amended ExpressJet CPA. We are evaluating our options regarding these 30 aircraft, including permanently grounding them.

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

Compensation and Operational Responsibilities. In exchange for ExpressJet's operations of the flights and performance of other obligations under the Amended ExpressJet CPA, we have agreed to pay ExpressJet a pre-determined rate, subject to annual escalations (capped at 3.5%), based on block hours (the hours from gate departure to gate arrival) and to reimburse ExpressJet for various pass-through expenses (with no margin or mark-up) related to the flights, including insurance, property taxes, international navigation fees, depreciation (primarily aircraft-related), landing fees and certain maintenance expenses. Under the Amended ExpressJet CPA, we continue to be responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended ExpressJet CPA. The Amended ExpressJet CPA contains incentive bonus and rebate provisions based upon ExpressJet's operational performance, but no longer includes any payment adjustments in respect of ExpressJet's operating margin.

Our future payments under the Amended ExpressJet CPA are dependent on numerous variables, and are therefore difficult to predict. The most important of those variables is the number of scheduled block hours. Although we are not required to purchase a minimum number of block hours under the Amended ExpressJet CPA, we have set forth below estimates of our future payments under the agreement based on our stated assumptions. These estimates of our future payments under the Amended ExpressJet CPA do not include the portion of the underlying obligations for aircraft and facility rent. For purposes of calculating these estimates, we have assumed (1) the number of block hours flown based on our anticipated level of flight activity, (2) that we will reduce the fleet to 190 aircraft in July 2009, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that ExpressJet's operational performance will remain at historic levels, and (5) that inflation is 2.3% to 3.5% per year. Based on these assumptions, our future payments through 2012 under the Amended ExpressJet CPA at September 30, 2008 were estimated as follows (in millions):
October 1 through December 31, 2008	$147
Year ending December 31,
2009	573
2010	566
2011	586
2012	599

It is important to note that the actual amounts we pay to ExpressJet under the Amended ExpressJet CPA could differ materially from the estimates discussed above. For example, a 10% increase or decrease in scheduled block hours (whether as a result of changes in average daily utilization or otherwise) in 2009 would result in a corresponding increase or decrease in cash obligations under the Amended ExpressJet CPA of approximately 9.4%, or $56 million.

NOTE 14 - SEGMENT REPORTING

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 78 or fewer seats (for turboprops). As of September 30, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan under capacity purchase agreements.

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

Financial information by business segment is set forth below (in millions):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating Revenue:
Mainline	$3,519	$3,239	$ 9,899	$ 9,058
Regional	637	581	1,872	1,651
Total Consolidated	$4,156	$3,820	$11,771	$10,709

Operating Income (Loss):
Mainline	$ (30)	$ 291	$ 17	$ 706
Regional	(122)	(11)	(306)	(100)
Total Consolidated	$ (152)	$ 280	$ (289)	$ 606

Net Income (Loss):
Mainline	$ (118)	$ 257	$ (79)	$ 601
Regional	(118)	(16)	(240)	(110)
Total Consolidated	$ (236)	$ 241	$ (319)	$ 491

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments. See Note 3 for a discussion of our aircraft purchase commitments. We have recently obtained a backstop financing commitment for up to 14 Boeing 737-900ER aircraft scheduled for delivery in 2009 provided as part of the agreement in principle with Boeing to reschedule aircraft and, as a result, we have financing or financing commitments for all 21 Boeing aircraft scheduled for delivery through the end of 2009, subject to customary closing conditions. However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures. We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all. Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport. These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $135 million at September 30, 2008 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at September 30, 2008 in the amount of $85 million. These letters of credit and performance bonds have expiration dates through October 2010.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders. At September 30, 2008, we had $1.4 billion of floating rate debt and $262 million of fixed rate debt, with remaining terms of up to 12 years, that is subject to these increased cost provisions. In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate carrying value of $1.5 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreements. On June 10, 2008, we entered into an amendment and restatement of our Bankcard Agreement with Chase. In connection with the amendment of the Bankcard Agreement, we also amended our domestic bank-issued credit card processing agreement to extend the term of the agreement until December 31, 2016 and modify certain provisions in the agreement. As a result of the amendment of that processing agreement, the requirement that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months has been eliminated as a trigger requiring the posting of additional collateral.

The covenants contained in the Chase processing agreement require that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.

We have also recently entered into a new credit card processing agreement with American Express. Under the terms of that agreement, if a covenant trigger under the Chase processing agreement results in our posting additional collateral under that agreement, we would be required to post additional collateral under the American Express processing agreement. The amount of additional collateral required under the American Express processing agreement would be based on a percentage of the value of unused tickets (for travel at a future date) purchased by customers using the American Express card. The percentage for purposes of this calculation is the same as the percentage applied under the Chase processing agreement, after taking into account certain other risk protection maintained by American Express.

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

  a total of $95 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
  a total of $285 million if we fail to maintain the minimum unsecured debt ratings specified above;
  a total of $538 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and
  a total of $1.2 billion if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies. We are currently in compliance with all of the covenants under these processing agreements.

Employees. As of September 30, 2008, we had approximately 40,100 full-time equivalent employees. In conjunction with the capacity reductions we announced in June 2008, we have reduced our total workforce by approximately 3,000 positions, with the majority of the reductions being accomplished through voluntary programs. These included an enhanced retirement window, company offered leaves of absence and other voluntary reduction programs. Although there can be no assurance that our generally good labor relations and labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy. Approximately 45% of our employees are represented by unions. None of our collective bargaining agreements becomes amendable before December 2008.

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

At September 30, 2008, we had an accrual for estimated costs of environmental remediation throughout our system of $34 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at September 30, 2008. Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For examples of such risks and uncertainties, please see the risk factors set forth in our 2007 Form 10-K and subsequent quarterly reports on Form 10-Q (including this report), which identify important matters such as the consequences of our high leverage, the significant volatility in the cost of aircraft fuel, our transition to a new global alliance, delays in scheduled aircraft deliveries, our high labor and pension costs, service interruptions at one of our hub airports, disruptions to the operations of our regional operators, disruptions in our computer systems, and industry conditions, including the airline pricing environment, industry capacity decisions, industry consolidation, terrorist attacks, regulatory matters, excessive taxation, the availability and cost of insurance, public health threats, an economic downturn in the U.S. and global economies and the seasonal nature of the airline business. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail. We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2007. Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,500 daily departures. As of September 30, 2008, we served 122 domestic and 120 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

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

Third Quarter Financial Highlights

  We recorded a pretax loss of $248 million in the third quarter of 2008, reflecting record high fuel prices, the weakening economy and the approximately $50 million adverse impact of Hurricane Ike.
  High fuel prices continue to dramatically increase our costs. Despite recent decreases, average mainline jet fuel prices per gallon in the third quarter of 2008 were 74.8% higher than in the comparable period of 2007.
  Passenger revenue grew 7.1% during the third quarter of 2008 as compared to the third quarter of 2007 due to increased fares, resulting primarily from fuel surcharges and international growth.
  We ended the quarter with an unrestricted cash, cash equivalents and short-term investments balance of $2.9 billion.

Third Quarter Operational Highlights

  In connection with our significant reductions in flying and staffing implemented during the third quarter of 2008 to further adjust to the high cost of fuel, we removed 33 less-efficient Boeing 737 aircraft from service and eliminated approximately 3,000 employee positions, with the majority of the reductions being accomplished through voluntary programs.
  Mainline traffic decreased 2.5% and mainline capacity decreased 0.9% during the third quarter of 2008 as compared to the third quarter of 2007. We expect that our capacity reductions during the third quarter will result in our fourth quarter domestic mainline capacity being down by 11% as compared to the fourth quarter of 2007.
  We posted a mainline segment completion factor of 97.9% (99.2% excluding cancellations due to Hurricane Ike) and a U.S. Department of Transportation on-time arrival rate of 77.0%.
  We implemented a new capacity purchase agreement with ExpressJet, which we anticipate will lower the cost of our regional flights by approximately $50 million annually.

Outlook

The combination of weakening economic conditions, uncertainty in the financial sector, highly volatile fuel prices and a weak dollar has resulted in a difficult financial environment for U.S. network carriers and continues to hinder our ability to return to sustained profitability. These significant challenges facing our industry have caused several smaller carriers to declare bankruptcy, most of which ceased passenger operations. We and many of our domestic network competitors have initiated significant capacity reductions, increases in fuel surcharges, fares and fees and other measures to address the challenges. Additionally, we have taken a number of steps to strengthen our cash balance and future competitive position. However, under current market conditions, we expect to incur a substantial loss in 2008. In addition, if the recently passed Emergency Economic Stabilization Act of 2008 and other measures implemented by the U.S. and foreign governments fail to restore liquidity and confidence to the troubled credit markets, the nation could be facing a severe economic downturn. The current crisis has caused credit markets to become dysfunctional, resulting in a potential threat to financing for the airline industry, as well as the potential loss of business and leisure traffic.

Economic Conditions. The U.S. economy may be entering, or in, a recession. The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies. A recession in the U.S. or global economies could have a material adverse effect on our results of operations and financial condition. Although the U.S. dollar has recently strengthened in value, declines in the value of the U.S. dollar earlier in the year relative to foreign currencies, such as the British pound, Japanese yen and the euro, increased the costs to U.S. residents of traveling internationally, thereby reducing the demand for air travel for customers spending U.S. dollars, and potentially having a material adverse effect on us. Strong foreign currencies also benefit our foreign competitors who purchase fuel in U.S. dollars.

Fuel Costs. Jet fuel prices, which have remained very high by historical standards, continue to dramatically increase our costs compared to prior years. In the third quarter of 2008, the price of a gallon of Gulf Coast jet fuel averaged $3.49 compared to $2.16 for the same period last year, with Gulf Coast jet fuel closing prices peaking at $4.21 per gallon during the quarter. The price of crude oil and jet fuel continues to experience significant volatility. During the quarter, the price of crude oil fell below $100 for the first time in over six months, bottoming out at $91.15 on September 16 and climbing to $120.92 following its biggest one-day increase ever.

Although we have experienced some success raising fares (primarily through increased fuel surcharges) and adding or increasing fees through the nine months ended September 30, 2008, we have been unable to increase our revenue sufficiently to keep pace with the escalating fuel costs. As a result, the high levels of jet fuel prices have adversely affected our results of operations, financial condition and liquidity. We believe that our young, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers. Based on our expected fuel consumption in 2008, a one dollar change in the price of a barrel of crude oil would change our annual fuel expense by approximately $43 million, before considering refining margins and the impact of our fuel hedging program.

As of September 30, 2008, we have hedged approximately 57% of our projected consolidated fuel requirements for the fourth quarter of 2008 and approximately 16% of our projected consolidated fuel requirements for 2009 with crude oil and heating oil collars, excluding contracts with a bankrupt counterparty. Through October 15, 2008, we hedged an additional 5% of our projected fuel requirements for the first quarter of 2009. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for details of our hedge position at September 30, 2008.

Liquidity. In response to the increased fuel prices, we took a number of steps to strengthen our cash balance and liquidity during the first nine months of 2008. We raised approximately $900 million through an amended Bankcard Agreement (including the advance sale of mileage credits), the issuance of common stock, the sale of our remaining equity interest in Copa, a new pre-delivery payment facility and other new secured borrowings. Our unrestricted cash and short-term investments balance at September 30, 2008 was $2.9 billion.

Capacity. Our long-term target remains to grow our mainline capacity between 5% and 7% annually. However, because of high fuel prices, economic conditions and delays in aircraft deliveries, we have recently reduced our capacity significantly and do not anticipate achieving such growth through at least 2010.

On June 5, 2008, we announced significant reductions in flying and staffing necessary for us to further adjust to the high cost of fuel, a weakening economy and a weak dollar. Starting in September 2008, at the conclusion of the peak summer season, we reduced our flights, with fourth quarter domestic mainline departures expected to be down 16.6% year-over-year. We expect that this will result in reductions of domestic mainline capacity by 11% and consolidated capacity by 7.1% (as measured by available seat miles) in the fourth quarter compared to the same period last year. We also announced that we would accelerate the retirement of an additional 67 Boeing model 737-300 and 737-500 aircraft to remove a majority of the least fuel-efficient aircraft from our mainline fleet by the end of 2009. The retirement of 20 of these 737-500 aircraft may be delayed, however, if the parties that agreed to purchase those aircraft continue to be unable to obtain financing in the troubled global credit markets. Additionally, we have eliminated approximately 3,000 employee positions as a result of the capacity reductions.

Our future ability to grow our capacity could be adversely impacted by delays in aircraft deliveries. In April 2008, Boeing announced an additional delay to its 787 aircraft program. We expect the first of our 25 Boeing 787 aircraft to deliver in the second half of 2010 instead of the first half of 2009 as originally scheduled. As a result, our anticipated mainline capacity in 2010 and thereafter may be reduced, particularly if we are unable to make alternative arrangements to acquire long-range aircraft on commercially acceptable terms. However, in order to provide flexibility for our widebody aircraft needs, we announced orders in February 2008 for eight new Boeing 777 aircraft, the first two of which are now scheduled to deliver in 2010. In September 2008, Boeing notified us that all of our new aircraft deliveries will be delayed pending resolution of the strike involving Boeing's machinists. In October 2008, we reached an agreement in principle with Boeing to reschedule 16 Boeing 737 aircraft originally scheduled for delivery in 2009 and 2010. These aircraft are now scheduled to be delivered in 2011 and beyond. Additionally, we have agreed with Boeing to reschedule to 2010 two Boeing 777 deliveries that were originally scheduled for delivery in 2009. As a result of these changes, we are scheduled to take delivery of 14 Boeing 737 aircraft in 2009 and 12 Boeing 737 aircraft, two Boeing 777 aircraft and two Boeing 787 aircraft in 2010.

Our future ability to maintain and/or grow capacity could also be adversely affected by additional laws, regulations and growth constraints. The FAA has designated certain airports, including Newark Liberty International ("New York Liberty"), New York's John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") as "high density traffic airports" and, to address concerns about airport congestion, the FAA has imposed operating restrictions at New York Liberty, Kennedy and LaGuardia. Although we do not believe that these current operating restrictions will have a material effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or allocations or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators, which might have a material adverse effect on us.

Recently, the FAA issued rules that continue the FAA requirement to have a slot for arrival or departure at New York Liberty, Kennedy and LaGuardia through 2019. Under these rules, the FAA will maintain current slot holdings of airlines at New York Liberty, Kennedy and LaGuardia, except for the annual withdrawal through 2013 and auction to the highest bidder of (i) 2% of each airline's slots at New York Liberty and Kennedy that exceed 20 and (ii) 2% of each airline's slots at LaGuardia. In addition, these rules provide that the FAA will withdraw and retire 5% of each airline's slots at LaGuardia. The withdrawal and auctioning to the highest bidder of our slots could have a material adverse effect on us by causing us to incur substantial costs to successfully bid for them or by reducing our slot portfolio, requiring us to terminate flights associated with these slots and increasing our costs to operate at these airports. Our airline trade association, the Air Transport Association, and the Port Authority of New York and New Jersey, which operates New York Liberty, Kennedy and LaGuardia, have challenged the legality of the FAA withdrawal of slots from airlines for non-operational reasons and the slot auction in the U.S. Court of Appeals for the D.C. Circuit. We expect to file a suit against the FAA as well on this issue.

Competition. Competition in most of our domestic markets from low-cost carriers, as well as our response to this competition, continues to result in increased capacity and lower yields in many of those markets. In addition, several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve, resulting in lower yields and/or load factors in affected markets. The "open skies" agreement between the U.S. and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional integration opportunities between or among U.S. and European carriers. For example, Air France-KLM, Delta and Northwest have received anti-trust immunity to form a new trans-Atlantic joint venture among those airlines and to coordinate routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. American Airlines, British Airways and Iberia have requested anti-trust immunity for a similar trans-Atlantic joint venture, which would also involve many of the same benefits.

The "open skies" agreement, while increasing our competition, has enhanced our ability to compete with European and U.S. airlines that have historically provided service between London's Heathrow Airport and destinations in the U.S. We have acquired slots at Heathrow, and we inaugurated service from New York Liberty and Houston Bush to Heathrow at the end of March 2008. In October 2008, we moved all of our year-round London flights from London Gatwick to London Heathrow.

We also expect that our ability to compete in the trans-Atlantic markets will be enhanced by our previously announced alliance-related activities. Earlier this year, we entered into framework agreements with United, Lufthansa and Air Canada, pursuant to which we plan to develop an extensive code-share relationship and reciprocity of frequent flier programs, elite customer recognition and airport lounge use. We plan to implement these relationships as promptly as possible following our exit from our participation in our current alliances, including our participation in SkyTeam, and join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance. On July 23, 2008, we filed an application with the U.S. Department of Transportation ("DOT") to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity. Approval by the DOT would enable us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service. Additionally, we, United, Lufthansa and Air Canada have requested DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for the carriers' customers, offering customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world. In addition, we are seeking a modification to our existing pilot collective bargaining agreement to permit us to enter into the trans-Atlantic joint venture.

Prior to joining Star Alliance, we must exit our existing bilateral alliance agreements with SkyTeam members and enter into new ones with our new alliance partners. The length of this transition period will depend upon a number of factors outside of our control, including the consummation of the merger of Delta and Northwest, and the timing of our withdrawal from our existing agreements with SkyTeam members. During and following this period, we may experience a significant decrease in revenues due to the wind down of our SkyTeam relationships or a delay in the anticipated increase in revenues from our planned participation in Star Alliance. We are also likely to incur additional costs, including those related to exiting our current alliance agreements. Please see "Part II, Item 1A. Risk Factors - Risk Factors Relating to the Company - We have decided to change our global airline alliance, which could involve significant transition and integration risks."

In the U.S. domestic market, where antitrust immunity would not apply, we and United plan to begin broad code-sharing, which facilitates the creation of itineraries using both carriers, as well as frequent flier program, elite customer recognition and airport lounge reciprocity. These cooperative activities are subject to notice to the DOT, which each carrier will submit separately in due course, and our exiting certain of our current alliance relationships.

Subject to these matters, we currently anticipate that we will join Star Alliance and begin broad code-sharing and other commercial cooperation with United, Lufthansa and Air Canada (and the other members of Star Alliance) in the fourth quarter of 2009.

Labor Costs. Our ability to sustain our profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure. The collective bargaining agreements with our pilots, mechanics and certain other work groups become amendable beginning in December 2008, and we began discussions with our pilots' union in 2007 on the non-economic contract issues pursuant to our protocol agreement with them. We cannot predict the outcome of our negotiations with our pilots and mechanics, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.

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

In the aggregate, we expect that the savings resulting from the rate structure in the Amended ExpressJet CPA, together with the effect of the reduced lease rate related to 30 aircraft ExpressJet will continue to lease from us and the removal of all thirty 37-seat ERJ-135 regional jets from the agreement, will be approximately $50 million annually. We are evaluating our options regarding the thirty 37-seat regional jets, including permanently grounding them.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the three months ended September 30 is as follows:
	2008	2007	Increase (Decrease)

Passengers (thousands) (1)	17,108	17,901	(4.4)%
Revenue passenger miles (millions) (2)	24,836	25,422	(2.3)%
Available seat miles (millions) (3)	30,304	30,346	(0.1)%
Passenger load factor (4)	82.0%	83.8%	(1.8) pts.
Passenger revenue per available seat mile (cents)	12.41	11.57	7.3%
Average yield (cents) (5)	15.14	13.81	9.6%
  The number of revenue passengers measured by each flight segment flown.
  The number of scheduled miles flown by revenue passengers.
  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
  Revenue passenger miles divided by available seat miles.
  The average passenger revenue received for each revenue passenger mile flown.

Results of Operations. We recorded a net loss of $236 million in the third quarter of 2008 as compared to net income of $241 million for the third quarter of 2007. We consider a key measure of our performance to be operating income (loss), which was $(152) million for the third quarter of 2008, as compared to $280 million for the third quarter of 2007. Significant components of our consolidated operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$4,156	$3,820	$ 336	8.8%
Operating Expenses	4,308	3,540	768	21.7%
Operating Income (Loss)	(152)	280	(432)	NM
Nonoperating Income (Expense)	(96)	(39)	(57)	NM
Income Tax Benefit (Expense)	12	-	12	NM

Net Income (Loss)	$(236)	$ 241	$(477)	NM

NM - Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the quarter ended September 30, 2008 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in Third Quarter 2008 vs Third Quarter 2007
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,482	2.4%	6.8%	(4.2)%
Trans-Atlantic	917	13.4%	6.0%	7.0%
Latin America	465	15.7%	14.9%	0.7%
Pacific	282	0.6%	8.6%	(7.4)%
Total Mainline	3,146	7.1%	8.0%	(0.9)%

Regional	614	7.2%	0.9%	6.2%

Total	3,760	7.1%	7.3%	(0.1)%

Cargo	129	15.2%
Other	267	35.5%

Operating Revenue	$4,156	8.8%

Passenger revenue increased due to increased international traffic and increased fares, primarily from fuel surcharges. Consolidated RASM for the quarter increased year-over-year due to higher yields. The improved RASM reflects our actions taken to increase fuel surcharges and implement more restrictions on non-refundable tickets. We also recorded an adjustment of $27 million to increase passenger revenue and reduce our frequent flyer liability during the three months ended September 30, 2008. This adjustment is related to fees charged to passengers redeeming frequent flyer rewards within 20 days of travel, which were increased in September 2008. These fees offset the incremental cost associated with providing flights for frequent flyer travel rewards.

Cargo revenue increased due to higher fuel surcharge rates and increased mail volume. Other revenue increased due to higher revenue associated with sales of mileage credits in our OnePass frequent flyer program, higher ticket change fees and the implementation of a new fee for checking a second bag.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended September 30 (in millions, except percentage changes):
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$1,501	$ 895	$606	67.7%
Wages, salaries and related costs	765	836	(71)	(8.5)%
Regional capacity purchase, net	553	446	107	24.0%
Aircraft rentals	244	249	(5)	(2.0)%
Landing fees and other rentals	225	209	16	7.7%
Distribution costs	182	171	11	6.4%
Maintenance, materials and repairs	152	166	(14)	(8.4)%
Depreciation and amortization	112	106	6	5.7%
Passenger services	113	105	8	7.6%
Special charges	91	12	79	NM
Other	370	345	25	7.2%
	$4,308	$3,540	$768	21.7%

Operating expenses increased 21.7% primarily due to the following:

  Aircraft fuel and related taxes increased due to a 74.8% increase in jet fuel prices. The average jet fuel price per gallon including related taxes increased from $2.21 in the third quarter of 2007 to $3.86 in the third quarter of 2008. Fuel expense includes losses related to our fuel hedging program of $40 million in the third quarter of 2008 compared to hedging gains of $4 million in the third quarter of 2007.
  Wages, salaries and related costs decreased primarily due to a $70 million decrease in profit sharing expenses resulting from our net loss in the third quarter of 2008 and the effect of a lower stock price on our profit based RSU awards, partially offset by changes in how certain costs are handled under the new Amended ExpressJet CPA.
  Regional capacity purchase, net, includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us in 2007. Under the Amended ExpressJet CPA, ExpressJet no longer pays sublease income for aircraft operated on our behalf. The net amounts consisted of the following for the three months ended September 30 (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Capacity purchase expenses	$247	$331	$(84)	(25.4)%
Fuel and fuel taxes	306	176	130	73.9%
Aircraft sublease income	-	(61)	(61)	(100.0)%
Regional capacity purchase, net	$553	$446	$107	24.0%

The net expense was higher in the third quarter of 2008 than in 2007 primarily due to higher fuel expense. Fuel expense increased 73.9% over the third quarter of 2007 expense as a result of higher fuel prices. Netting together capacity purchase expenses and aircraft sublease income in the third quarter of 2007 for comparison to the third quarter of 2008, the net expense decreased $23 million primarily as a result of our new agreement with ExpressJet. Sublease income of $20 million and $26 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement for the three months ended September 30, 2008 and 2007, respectively, is recorded as other revenue.

  Landing fees and other rentals increased primarily due to a higher number of international flights.
  Distribution costs increased due to an increase in credit card discount fees and travel agency commissions, both of which resulted from increased passenger revenue.
  Maintenance, materials and repairs expenses decreased primarily due to the volume of engine overhauls on the 757-300 fleet, a reduction in engine and component maintenance-cost-per-hour due to lower flight activity and engine reconciliation credits associated with aircraft exiting our fleet.
  Special charges in the third quarter of 2008 include $33 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence, $12 million for future lease costs on permanently grounded Boeing 737-300 aircraft, an $11 million charge related to future rents for leased space at locations that are no longer expected to be used or subleased and a $9 million charge pertaining to our reimbursement of certain costs incurred by ExpressJet for temporarily grounded aircraft and airport slots being returned to us.  The special charges in the third quarter of 2008 also include an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our year-round London flights from London Gatwick Airport to London Heathrow Airport and a non-cash settlement charge of $8 million related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots.

Special charges in the third quarter of 2007 consisted of a $12 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots.
  Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses and changes in how certain costs are handled under the new Amended ExpressJet CPA.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies and gains from dispositions of investments. Total nonoperating income (expense) increased $57 million in the third quarter of 2008 compared to the third quarter of 2007 due to the following:

  Net interest expense increased $25 million primarily as a result of lower interest income due to lower interest rates.
  Other nonoperating income (expense) included fuel hedge ineffectiveness gains (losses) of $(15) million and $2 million in the third quarter of 2008 and 2007, respectively. This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative change in value than the jet fuel being hedged and the mark-to-market impact of fuel derivative contracts with a bankrupt counterparty.

Income Taxes. Our effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance, state taxes and expenses that are not deductible for federal income tax purposes and state income taxes.

Segment Results of Operations

We have two reportable segments: mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 78 or fewer seats (for turboprops). As of September 30, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements. Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory. In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas. Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Statistical Information. Certain statistical information for our segments' operations for the three months ended September 30 is as follows:
			Increase
	2008	2007	(Decrease)

Mainline Operations:
Passengers (thousands)	12,518	13,286	(5.8)%
Revenue passenger miles (millions)	22,318	22,883	(2.5)%
Available seat miles (millions)	26,914	27,153	(0.9)%
Passenger load factor	82.9%	84.3%	(1.4) pts.
Cargo ton miles (millions)	245	250	(2.0)%

Passenger revenue per available seat mile (cents)	11.69	10.82	8.0%
Total revenue per available seat mile (cents)	13.07	11.93	9.6%
Average yield per revenue passenger mile (cents)	14.10	12.84	9.8%
Average fare per revenue passenger	$254.28	$223.75	13.6%

Cost per available seat mile, including special charges (cents) (1)	13.19	10.85	21.6%
Average price per gallon of fuel, including fuel taxes (cents)	385.61	220.57	74.8%
Fuel gallons consumed (millions)	389	406	(4.2)%

Aircraft in fleet at end of period	351	368	(4.6)%
Average length of aircraft flight (miles)	1,533	1,488	3.0%
Average daily utilization of each aircraft (hours)	11:21	11:52	(4.3)%

Regional Operations:
Passengers (thousands)	4,590	4,615	(0.5)%
Revenue passenger miles (millions)	2,518	2,539	(0.8)%
Available seat miles (millions)	3,390	3,193	6.2%
Passenger load factor	74.3%	79.5%	(5.2) pts.
Passenger revenue per available seat mile (cents)	18.12	17.95	0.9%
Average yield per revenue passenger mile (cents)	24.39	22.57	8.1%
Fuel gallons consumed (millions)	80	79	1.3%
Aircraft in fleet at end of period	279	263	6.1%
  Includes special charges which represented 0.30 and 0.05 cents per available seat mile for the three months ended September 30, 2008 and 2007, respectively.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2008	2007	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,519	$3,239	$ 280	8.6%

Operating Expenses:
Aircraft fuel and related taxes	1,501	895	606	67.7%
Wages, salaries and related costs	727	822	(95)	(11.6)%
Aircraft rentals	165	170	(5)	(2.9)%
Landing fees and other rentals	206	196	10	5.1%
Distribution costs	154	146	8	5.5%
Maintenance, materials and repairs	152	166	(14)	(8.4)%
Depreciation and amortization	109	103	6	5.8%
Passenger services	107	101	6	5.9%
Special charges	80	12	68	NM
Other	348	337	11	3.3%
	3,549	2,948	601	20.4%

Operating Income (Loss)	$ (30)	$ 291	$(321)	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$ 637	$581	$ 56	9.6%

Operating Expenses:
Wages, salaries and related costs	38	14	24	NM
Regional capacity purchase, net	553	446	107	24.0%
Aircraft rentals	79	79	-	NM
Landing fees and other rentals	19	13	6	46.2%
Distribution costs	28	25	3	12.0%
Depreciation and amortization	3	3	-	NM
Passenger services	6	4	2	50.0%
Special charges	11	-	11	NM
Other	22	8	14	NM
	759	592	167	28.2%

Operating Loss	$(122)	$ (11)	$(111)	NM

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs. The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of wages, salaries and related costs. These expenses increased for the regional segment due to changes in how certain costs are handled under the new Amended ExpressJet CPA.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Consolidated Results of Operations

Statistical Information. Certain statistical information for our consolidated operations for the nine months ended September 30 is as follows:
	2008	2007	Increase

Passengers (thousands)	51,509	52,198	(1.3)%
Revenue passenger miles (millions)	71,862	71,495	0.5%
Available seat miles (millions)	89,062	87,186	2.2%
Passenger load factor	80.7%	82.0%	(1.3) pts.
Passenger revenue per available seat mile (cents)	11.94	11.24	6.2%
Average yield (cents)	14.80	13.71	8.0%

Results of Operations. We recorded a net loss of $319 million in the first nine months of 2008 as compared to net income of $491 million for the first nine months of 2007. We consider a key measure of our performance to be operating income (loss), which was $(289) million for the first nine months of 2008, as compared to $606 million for the first nine months of 2007. Significant components of our consolidated operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$11,771	$10,709	$1,062	9.9%
Operating Expenses	12,060	10,103	1,957	19.4%
Operating Income	(289)	606	(895)	NM
Nonoperating Income (Expense)	(130)	(111)	(19)	17.1%
Income Tax Benefit (Expense)	100	(4)	104	NM

Net Income	$ (319)	$ 491	$ (810)	NM

Each of these items is discussed in the following sections.

Operating Revenue. The table below shows components of operating revenue for the nine months ended September 30, 2008 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:
	Revenue	Percentage Increase (Decrease) in September 30, 2008 YTD vs September 30, 2007 YTD
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$ 4,340	3.9%	6.7%	(2.6)%
Trans-Atlantic	2,328	14.9%	2.3%	12.3%
Latin America	1,362	13.9%	9.2%	4.3%
Pacific	780	3.9%	8.0%	(3.9)%
Total Mainline	8,810	8.1%	6.1%	1.8%

Regional	1,823	10.6%	5.6%	4.7%

Total	10,633	8.5%	6.2%	2.2%

Cargo	383	16.8%
Other	755	30.4%

Operating Revenue	$11,771	9.9%

Passenger revenue increased due to increased international traffic on increased capacity and increased fares primarily from fuel surcharges. The improved RASM reflects our actions taken to increase fuel surcharges and implement more restrictions on non-refundable tickets.

Cargo revenue increased due to higher fuel surcharge rates and increased mail volume. Other revenue increased due to higher revenue associated with sales of mileage credits on our OnePass frequent flyer program, higher ticket change fees, the implementation of a new fee for checking a second bag and rental income on aircraft leased to ExpressJet but not operated for us.

Operating Expenses. The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the nine months ended September 30 (in millions, except percentage changes):
	2008	2007	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$ 3,912	$ 2,399	$1,513	63.1%
Wages, salaries and related costs	2,197	2,404	(207)	(8.6)%
Regional capacity purchase, net	1,648	1,319	329	24.9%
Aircraft rentals	736	745	(9)	(1.2)%
Landing fees and other rentals	643	592	51	8.6%
Distribution costs	558	508	50	9.8%
Maintenance, materials and repairs	478	479	(1)	(0.2)%
Depreciation and amortization	327	306	21	6.9%
Passenger services	315	294	21	7.1%
Special charges	141	30	111	NM
Other	1,105	1,027	78	7.6%
	$12,060	$10,103	$1,957	19.4%

Operating expenses increased 19.4% primarily due to the following:

  Aircraft fuel and related taxes increased due to a 63.4% increase in jet fuel prices. The average jet fuel price per gallon including related taxes increased from $2.07 in the first nine months of 2007 to $3.38 in the first nine months of 2008. Fuel expense includes gains related to our fuel hedging program of $48 million in the first nine months ended September 30, 2008 compared to $4 million in the nine months ended September 30, 2007.
  Wages, salaries and related costs decreased primarily due to a $169 million decrease in profit sharing expenses resulting from our net loss in the nine months ended September 30, 2008 and the effect of a lower stock price on our profit based RSU awards, partially offset by changes in how certain costs are handled under the new Amended ExpressJet CPA.
  Regional capacity purchase, net includes expenses related to our capacity purchase agreements. Our most significant capacity purchase agreement is with ExpressJet. Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us in 2007 and the first six months of 2008. Under the Amended ExpressJet CPA, ExpressJet no longer pays sublease income for aircraft operated on our behalf. The net amounts consisted of the following for the nine months ended September 30 (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Capacity purchase expenses	$ 960	$1,038	$(78)	(7.5)%
Fuel and fuel taxes	810	486	324	66.7%
Aircraft sublease income	(122)	(205)	(83)	(40.5)%
Regional capacity purchase, net	$1,648	$1,319	$329	24.9%

The net expense was higher in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to higher fuel expense. Fuel expense increased 66.7% over the first nine months of 2007 expense as a result of higher fuel prices. Netting together capacity purchase expenses and aircraft sublease income in the first nine months of 2008 for comparison to the first nine months of 2007, the net expense did not change significantly. Sublease income of $72 million and $53 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement for the nine months ended September 30, 2008 and 2007, respectively, is recorded as other revenue.

  Landing fees and other rentals increased primarily due to a higher number of international flights.
  Distribution costs increased due to an increase in credit card discount fees and travel agency commissions, both of which resulted from increased passenger revenue.
  Special charges in the first nine months of 2008 include $33 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence, $12 million for future lease costs on permanently grounded Boeing 737-300 aircraft, an $11 million charge related to future rents for leased space at locations that are no longer expected to be used or subleased and a $9 million charge pertaining to our reimbursement of certain costs incurred by ExpressJet for temporarily grounded aircraft and airport slots ExpressJet is returning to us.  Additional special charges in the third quarter of 2008 include an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our year-round London flights from London Gatwick Airport to London Heathrow Airport and a non-cash settlement charge of $8 million related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots.

Special charges in 2008 also include $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value and $18 million of gains on the sale of five owned Boeing 737-500 aircraft. Following the decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 aircraft by the end of 2009, we evaluated the ongoing value of the assets associated with these fleets. Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators. Based on our evaluation, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value. We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets. We also evaluated the ongoing value of the assets associated with our other fleets and determined that the carrying amounts of those fleets were not impaired.

Special charges in the first nine months of 2007 consisted of a $24 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots and a $6 million aircraft-related charge.
  Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses, changes in how certain costs are handled under the new Amended ExpressJet CPA and higher OnePass reward expenses.

Nonoperating Income (Expense). Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), income from other companies and gains from dispositions of investments. Total nonoperating expense increased $19 million in the first nine months of 2008 compared to the first nine months of 2007 due to the following:

  Net interest expense increased $41 million primarily as a result of lower interest income due to lower interest rates.
  Gain on sale of investments in 2008 and 2007 consisted of $78 million and $7 million, respectively, related to the sale of our remaining interests in Copa and Holdings.
  Other nonoperating income (expense) included fuel hedge ineffectiveness gains of $18 million and $13 million in the first nine months of 2008 and 2007, respectively. This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged, partially offset by the mark-to-market impact of fuel derivative contracts with a bankrupt counterparty. Additionally, we recorded a loss of $29 million in the second quarter of 2008 to reflect the decline in the value of our student loan-related auction rate securities.

Income Taxes. We recorded a non-cash income tax credit of $28 million in the second quarter of 2008 resulting from higher utilization of NOLs than had been previously anticipated. These NOLs expire from 2008 through 2010. Our effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance, state taxes and expenses that are not deductible for federal income tax purposes.

Segment Results of Operations

Statistical Information. Certain statistical information for our segments' operations for the nine months ended September 30 is as follows:
			Increase
	2008	2007	(Decrease)

Mainline Operations:
Passengers (thousands)	37,714	38,649	(2.4)%
Revenue passenger miles (millions)	64,258	64,038	0.3%
Available seat miles (millions)	79,124	77,691	1.8%
Passenger load factor	81.2%	82.4%	(1.2) pts.
Cargo ton miles (millions)	769	757	1.6%

Passenger revenue per available seat mile (cents)	11.13	10.49	6.1%
Total revenue per available seat mile (cents)	12.51	11.66	7.3%
Average yield per revenue passenger mile (cents)	13.71	12.73	7.7%
Average fare per revenue passenger	$236.09	$213.24	10.7%

Cost per available seat mile, including special charges (cents) (1)	12.49	10.75	16.2%
Average price per gallon of fuel, including fuel taxes (cents)	337.67	206.60	63.4%
Fuel gallons consumed (millions)	1,159	1,161	(0.2)%

Aircraft in fleet at end of period	351	368	(4.6)%
Average length of aircraft flight (miles)	1,496	1,452	3.0%
Average daily utilization of each aircraft (hours)	11:22	11:38	(2.3)%

Regional Operations:
Passengers (thousands)	13,795	13,549	1.8%
Revenue passenger miles (millions)	7,604	7,457	2.0%
Available seat miles (millions)	9,938	9,495	4.7%
Passenger load factor	76.5%	78.5%	(2.0) pts.
Passenger revenue per available seat mile (cents)	18.35	17.37	5.6%
Average yield per revenue passenger mile (cents)	23.98	22.11	8.5%
Fuel gallons consumed (millions)	240	234	2.6%
Aircraft in fleet at end of period	279	263	6.1%
  Includes special charges which represented 0.15 and 0.04 cents per available seat mile for the nine months ended September 30, 2008 and 2007, respectively.

Mainline Results of Operations. Significant components of our mainline segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2008	2007	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$9,899	$9,058	$ 841	9.3%

Operating Expenses:
Aircraft fuel and related taxes	3,912	2,399	1,513	63.1%
Wages, salaries and related costs	2,129	2,365	(236)	(10.0)%
Aircraft rentals	500	509	(9)	(1.8)%
Landing fees and other rentals	593	554	39	7.0%
Distribution costs	475	434	41	9.4%
Maintenance, materials and repairs	478	479	(1)	(0.2)%
Depreciation and amortization	318	296	22	7.4%
Passenger services	300	283	17	6.0%
Special charges	115	30	85	NM
Other	1,062	1,003	59	5.9%
	9,882	8,352	1,530	18.3%

Operating Income	$ 17	$ 706	$(689)	(97.6)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations. Significant components of our regional segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating Revenue	$1,872	$1,651	$221	13.4%

Operating Expenses:
Wages, salaries and related costs	68	39	29	74.4%
Regional capacity purchase, net	1,648	1,319	329	24.9%
Aircraft rentals	236	236	-	NM
Landing fees and other rentals	50	38	12	31.6%
Distribution costs	83	74	9	12.2%
Depreciation and amortization	9	10	(1)	(10.0)%
Passenger services	15	11	4	36.4%
Special charges	26	-	26	NM
Other	43	24	19	79.2%
	2,178	1,751	427	24.4%

Operating Loss	$ (306)	$ (100)	$206	NM

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations. The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs. The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of wages, salaries and related costs. These expenses increased for the regional segment due to changes in how certain costs are handled under the new Amended ExpressJet CPA.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2008, we had $2.9 billion in unrestricted cash, cash equivalents and short-term investments, which is $83 million higher than at December 31, 2007. At September 30, 2008, we also had $164 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds. Restricted cash, cash equivalents and short-term investments at December 31, 2007 totaled $179 million. Additionally, we held student loan-related auction rate securities reported as long-term investments at September 30, 2008 with a par value of $147 million and a fair value of $130 million.

Sources and Uses of Cash

Operating Activities. Net cash flows provided by operations for the nine months ended September 30, 2008 were $3 million compared to $1.1 billion in the same period in 2007. The decrease in cash flows provided by operations in 2008 compared to 2007 is primarily the result of higher fuel expenses.

Investing Activities. Cash flows used in investing activities for the nine months ended September 30 were as follows (in millions):
			Cash
			Increase
	2008	2007	(Decrease)

Capital expenditures	$(390)	$(228)	$(162)
Aircraft purchase deposits refunded (paid), net	61	(145)	206
Proceeds from sales of short-term and long-term investments and change in restricted cash, cash equivalents and short-term investments, net	53	(70)	123
Proceeds from sales of property and equipment	76	10	66
Proceeds from sale of investments	149	35	114
	$ (51)	$ (398)	$ 347

During the nine months ended September 30, 2008, capital expenditures increased over the corresponding prior year period primarily due to the acquisition of slots at London's Heathrow Airport and increased spending on aircraft-related projects, such as Audio/Video on Demand entertainment systems for Boeing 777 and 757 aircraft.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft. Projected net capital expenditures for 2008 are as follows (in millions):
Fleet related	$ 187
Non-fleet	270
Spare parts and capitalized interest	60
Total	$ 517
Aircraft purchase deposits refunded	(92)
Projected net capital expenditures	$ 425

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

In October 2008, we reached an agreement in principle with Boeing to reschedule the delivery of certain aircraft to future years. As a result of this agreement and other changes to our fleet plan since December 31, 2007, our contractual obligations for aircraft purchase commitments in 2009 will decrease by approximately $600 million from the amount reported in our 2007 Form 10-K.

We sold five owned Boeing 737-500 aircraft in the first nine months of 2008 and received cash proceeds of $68 million. We have aircraft sale contracts with three different buyers to sell 20 Boeing 737-500 aircraft. The three buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates due to the buyers' difficulties in obtaining financing for the aircraft. In light of these delays, we now expect to deliver these aircraft in the period from the fourth quarter of 2008 through the end of 2009. We are continuing to negotiate with the buyers in these transactions. We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required. We expect to operate each aircraft scheduled for delivery in 2009 until shortly before its delivery date. These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.

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

Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended September 30 were as follows (in millions):
			Cash
			Increase
	2008	2007	(Decrease)

Payments on long-term debt and capital lease obligations	$(341)	$ (337)	$ (4)
Proceeds from issuance of long-term debt	497	25	472
Proceeds from public offering of common stock	162	-	162
Proceeds from issuance of common stock pursuant to stock plans	13	30	(17)
	$ 331	$(282)	$613

Cash flows provided by financing activities increased due to new borrowings and proceeds from a public offering of 11 million shares of Class B common stock in the first nine months of 2008.

On June 30, 2008, we entered into a loan facility to finance a portion of the pre-delivery payment requirements under the aircraft purchase agreements for 66 new Boeing aircraft originally scheduled for delivery between July 1, 2008 and the end of 2011. We borrowed $113 million under this facility on June 30, 2008. We no longer expect to make a second borrowing under this facility in the amount of $16 million in December 2008, as we had previously planned, due to our agreement in principle for the rescheduling of the delivery dates of 16 Boeing 737 aircraft. Our obligations under the facility are secured by our rights under our purchase agreements for 737 and 777 aircraft on order with Boeing.

On June 10, 2008, we entered into an amendment and restatement of our Bankcard Agreement with Chase, under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase. The Bankcard Agreement provides for a payment to us of $413 million, of which $235 million relates to the advance purchase of frequent flyer mileage credits for the year 2016 and the balance of which is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016. In connection with the advance purchase of mileage credits, we have provided a security interest to Chase in certain routes and slots, including our slots at London's Heathrow Airport. The $235 million purchase of mileage credits has been treated as a loan from Chase with an implicit interest rate of 6.18% and is reported as long-term debt in our consolidated balance sheet. Our liability will be reduced ratably in 2016 as the mileage credits are issued to Chase.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs. We applied a portion of this financing to 23 Boeing aircraft delivered to us in the first nine months of 2008 and recorded related debt of $875 million. We expect to apply the remainder of this financing to the next seven Boeing 737 aircraft scheduled for delivery from October 2008 through the first quarter of 2009, although the actual delivery dates for these aircraft are being delayed by Boeing pending the resolution of the strike by its machinists. Pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates. Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%. The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft. These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet at September 30, 2008 because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

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

During the second quarter of 2008, we obtained financing for two new Boeing 737-900ER aircraft and separately entered into a loan agreement secured by four Boeing 757-200 aircraft and that will also be secured by one Boeing 737-700 aircraft when the loan for this aircraft is funded in November 2008. During the third quarter of 2008, we entered into a loan agreement that will be secured by three Boeing 757-200 aircraft and four Boeing 737-700 aircraft when the loans for these aircraft are funded in November 2008. During the first nine months of 2008, we borrowed $135 million secured by two Boeing 737-900ER aircraft and four Boeing 757-200 aircraft. We expect to receive the remaining loan proceeds of $133 million related to three Boeing 757-200 and five Boeing 737-700 aircraft described above in November 2008.

In October 2008, we reached an agreement in principle with Boeing for it to provide backstop financing for all of the additional 14 Boeing 737-900ER aircraft scheduled for delivery in 2009. As a result, we have obtained financing or financing commitments for all 21 Boeing aircraft scheduled for delivery through the end of 2009, subject to customary closing conditions. However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures. We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all. Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

During the first nine months of 2007, we incurred $190 million in principal amount of floating rate indebtedness pursuant to existing finance agreements secured by two 777-200ER aircraft that were delivered in March and April 2007. This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014.

In January 2007, $170 million in principal amount of our 4.5% Convertible Notes due on February 1, 2007 was converted by the holders into 4.3 million shares of our Class B common stock at a conversion price of $40 per share. The remaining $30 million in principal amount was paid on February 1, 2007.

Other Liquidity Matters

Short-term and Long-term Investments. At September 30, 2008, we held student loan-related auction rate securities with a par value of $292 million and a fair value of $260 million. This total includes $140 million par value ($125 million fair value) classified as short-term investments, $5 million (par and fair value) that is collateral for estimated future workers' compensation claims and is classified as restricted cash, cash equivalents and short-term investments and $147 million par value ($130 million fair value) classified as long-term investments. At December 31, 2007, these securities totaled $387 million (par and fair value), including $285 million in short-term investments and $102 million in restricted cash, cash equivalents and short-term investments. These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument. These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the United States government. All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities. Auctions for these securities began failing in the first quarter of 2008 and continued to fail through the third quarter, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates. Accordingly, we reclassified such securities to long-term assets during the first quarter of 2008. However, as of September 30, 2008, we concluded that it was appropriate to report auction rate securities with a par value of $145 million and a fair value of $130 million as current assets. We made this determination after one broker offered us a put right permitting us to sell to the broker at par in 2010 all auction rate securities previously purchased from that broker. The broker has also committed to loan us 75% of the par value of these securities at any time until the put is exercised. Based on these developments, we determined that these securities had sufficient liquidity to be reported as short-term investments at September 30, 2008. Based upon our cash requirements and other existing liquid assets, the failure of these auctions and our continuing to hold these securities did not have a material impact on our liquidity during the quarter.

Financeable Assets. At September 30, 2008, we had approximately $5.9 billion (including current maturities) of long-term debt and capital lease obligations. We do not currently have any undrawn lines of credit or revolving credit facilities and substantially all of our otherwise readily financeable assets are encumbered. However, our unrestricted investment in student loan-related auction rate securities are not pledged as collateral under any of our debt. We were in compliance with all debt covenants at September 30, 2008.

Credit Ratings. At September 30, 2008, our senior unsecured debt was rated B3 by Moody's and B- by Standard & Poor's. These ratings are significantly below-investment grade. Although we obtained favorable terms in the April 2007 issuance of $1.1 billion in pass through certificates (discussed above under "Sources and Uses of Cash"), our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options. Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade. However, we would have to post additional collateral of approximately $285 million under our domestic bank-issued credit card and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's. If requested, we would also be required to post additional collateral of up to $39 million under our worker's compensation program if our senior unsecured debt rating were to fall below B3 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Bank Card Processing Agreements. In connection with the amendment of the Bankcard Agreement, we also amended our domestic bank-issued credit card processing agreement to extend the term of the agreement until December 31, 2016 and modify certain provisions in the agreement. As a result of the amendment of that processing agreement, the requirement that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months has been eliminated as a trigger requiring the posting of additional collateral.

The covenants contained in the Chase processing agreement require that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.

We have also recently entered into a new credit card processing agreement with American Express. Under the terms of that agreement, if a covenant trigger under the Chase processing agreement results in our posting additional collateral under that agreement, we would be required to post additional collateral under the American Express processing agreement. The amount of additional collateral required under the American Express processing agreement would be based on a percentage of the value of unused tickets (for travel at a future date) purchased by customers using the American Express card. The percentage for purposes of this calculation is the same as the percentage applied under the Chase processing agreement, after taking into account certain other risk protection maintained by American Express.

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

  a total of $95 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
  a total of $285 million if we fail to maintain the minimum unsecured debt ratings specified above;
  a total of $538 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and
  a total of $1.2 billion if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.

Depending on our unrestricted cash, cash equivalents and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance of $1.0 billion required under our $350 million secured term loan facility, resulting in a default under that facility. We are currently in compliance with all of the covenants under the agreements.

Fuel Hedges. Because our fuel derivatives were in a loss position at September 30, 2008 resulting from the recent significant decline in crude oil prices, we were required to post collateral with our counterparties totaling $22 million. These amounts are reported in prepayments and other current assets in our consolidated balance sheet. At October 15, 2008, our required collateral was $71 million due to decreases in crude oil prices.

Pension Plans. We have noncontributory defined benefit pension plans in which substantially all of our U.S. employees participate, other than Chelsea Food Services and CMI employees. Future benefit accruals for our pilots under the pilot-only defined benefit pension plan ceased as of May 31, 2005. Funding requirements for defined benefit pension plans are determined by government regulations. During the first nine months of 2008, we contributed $102 million to our defined benefit pension plans, satisfying our minimum funding requirements during calendar year 2008.

Due to the significant decline in the aggregate value of the assets held by the trust for our defined benefit pension plans since December 2007, we now estimate that our minimum funding requirements with respect to our defined benefit pension plans will be greater than what we have previously disclosed. Based on recent performance, we now estimate that our minimum funding requirements for 2009 will be approximately $110 million. This amount represents our estimate of the minimum funding requirements as determined by government regulations, and is subject to change based on numerous assumptions, including the performance of the assets in the plans. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our 2007 Form 10-K for a discussion of our assumptions regarding our pension plans.

Other Matters

Geographic Revenue Allocation. During 2008, we changed our methodology for allocating revenue associated with our frequent flyer program to geographic areas of our mainline segment. The change did not impact segment or consolidated passenger revenue, but did affect passenger revenues for the geographic areas within the mainline segment. Prior year revenues by region have been reclassified to reflect this change. Mainline passenger revenue by area for the fourth quarter of 2007 reflecting this change is as follows (in millions):
Domestic	$1,389
Trans-Atlantic	646
Latin America	364
Pacific	242
Total Mainline	$2,641

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2007 Form 10-K except as follows:

Aircraft Fuel. As of September 30, 2008, our projected fuel requirements were hedged as follows, excluding contracts with a bankrupt counterparty:
	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

Fourth Quarter 2008
WTI crude oil collars	31%	$3.44	30%	$2.82
WTI crude oil call options	22	3.21	N/A	N/A
Heating oil collars	4	3.96	4	3.63
Total	57%		34%

2009
WTI crude oil collars	14%	$3.40	14%	$2.53
WTI crude oil call options	2	3.21	N/A	N/A
Total	16%		14%

At September 30, 2008, our fuel derivatives, including contracts with a bankrupt counterparty, were in a net loss position of $174 million. This fair value is reported in accrued other current liabilities in our consolidated balance sheet. We estimate that a 10% decrease in the price of crude oil and heating oil at September 30, 2008 would increase our obligation related to the fuel derivatives outstanding at that date by approximately $100 million.

The parent company of one of the counterparties to our fuel derivative contracts declared bankruptcy on September 15, 2008. The counterparty filed for bankruptcy protection on October 3, 2008 and has ceased writing new contracts. Based on these developments concerning the counterparty's creditworthiness, we determined that our fuel derivative contracts with this counterparty, which had a fair value of a net liability of $38 million at September 15, 2008 and extend through March 2009, are no longer considered highly effective hedges. Therefore, we discontinued hedge accounting for these contracts as of September 15, 2008 and all future changes in the contracts' fair values will be reported in earnings. These contracts represent 16% and 5% of our expected fuel needs for the fourth quarter of 2008 and the year 2009, respectively.

Foreign Currency. At September 30, 2008, we had forward contracts outstanding to hedge the following cash inflows (primarily from passenger ticket sales) in foreign currencies:

  32% of our projected Canadian dollar-denominated cash inflows through 2008
  29% of our projected British pound-denominated cash inflows through 2008
  24% of our projected Japanese yen-denominated cash inflows through 2009
  8% of our projected euro-denominated cash inflows through 2009

At September 30, 2008, the fair value of our foreign currency hedges was $11 million and is included in prepayments and other assets in our consolidated balance sheet. We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at September 30, 2008 (in millions):
	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

Canadian dollar	$ 3	$ (6)	$ (3)
British pound	7	(11)	(4)
Japanese yen	14	(44)	(30)
Euro	10	(71)	(61)

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by Continental in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Continental's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of September 30, 2008 to provide reasonable assurance of the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Relating to the Company

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us. Expenditures for fuel and related taxes represent the largest single cost of operating our business. Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in the cost of fuel. Jet fuel prices, which have been extremely volatile in recent months, have increased significantly in 2007 and 2008 and continue to be very high compared to historical levels. Although we have experienced some success in raising ticket prices (primarily through increased fuel surcharges) and adding or increasing other fees, we have been unable to raise fares (including fuel surcharges) or fees sufficiently to keep pace with recent significant increases in fuel prices, and we may not be able to raise fares or fees further to offset escalating fuel prices in the future. Conversely, lower fuel prices may result in lower fares through the reduction or elimination of fuel surcharges. Additionally, lower fuel prices may result in increased industry capacity, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices. We are also at risk for all of our regional carriers' fuel costs on flights flown for us under capacity purchase agreements.

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

We routinely hedge a portion of our future fuel requirements. There can be no assurance that, at any given point in time, our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty's bankruptcy. Additionally, a deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

We have decided to change our global airline alliance, which could involve significant transition and integration risks. Earlier this year, we entered into framework agreements with United, Lufthansa and Air Canada, pursuant to which we are winding down and exiting our participation in our current alliance, SkyTeam, and plan to join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance. This change from SkyTeam to Star Alliance could involve significant transition and integration risks, both because we are required to end our participation in SkyTeam and wind down our existing SkyTeam relationships prior to our being able to participate in Star Alliance and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new alliance) in connection with these changes. The significant transition and integration risks include:

    our inability to terminate our existing agreements with SkyTeam members and to commence participation in Star Alliance in the transition period we have anticipated, including as a result of the failure of Delta and Northwest to consummate their proposed merger;
    significant revenue dilution as we wind down our participation in SkyTeam and/or insufficient or delay in receipt of revenue from our participation in Star Alliance, including due to an inability to maintain our key customer and business relationships as we transition to Star Alliance;
    our incurrence, as a result of the wind down of our SkyTeam relationships, of costs in excess of our expectations and/or costs of an unanticipated nature, the amount and timing of which cannot be estimated at this time, but which could be material individually or in the aggregate;
    an inability to join or a delay in joining Star Alliance due to lack of applicable approvals or difficulty in satisfying entrance requirements, including the requirement that we enter into certain bilateral agreements with each member of Star Alliance; and
    difficulties integrating our technology processes with Star Alliance members.

In addition, the full implementation of some of the arrangements contemplated by our framework agreements require the approval of domestic and foreign regulatory agencies. These agencies may impose requirements, limitations or costs on us or on Star Alliance members, or require us or them to divest slots, gates, routes or other assets, which may impair the value to us of entering the alliance or make participation in the alliance by us or them unattractive, and in certain cases could prevent us from consummating the transactions contemplated by the framework agreements.

If any of these risks or costs materialize, they could have a material adverse effect on our business, results of operations and financial condition.

Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital. We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations. At September 30, 2008, we had approximately $5.9 billion (including current maturities) of long-term debt and capital lease obligations.

In addition, we have substantial commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. We have recently obtained a backstop financing commitment for up to 14 Boeing 737-900ER aircraft scheduled for delivery in 2009 provided as part of the agreement in principle with Boeing to reschedule aircraft and, as a result, we have obtained financing or financing commitments for all 21 Boeing aircraft scheduled for delivery through the end of 2009, subject to customary conditions. However, we do not have backstop financing or any other financing currently in place for our other aircraft on order. Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures. Recent disruptions in the global credit markets have resulted in a diminished availability of financing and significantly higher costs for financing that is obtainable. We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries and other capital needs will be available to us when needed on acceptable terms or at all.

Failure to meet our financial covenants would adversely affect our liquidity. Our bank-issued credit card processing agreement contains financial covenants which require, among other things, that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.

We have also recently entered into a new credit card processing agreement with American Express. Under the terms of that agreement, if a covenant trigger under the Chase processing agreement results in our posting additional collateral under that agreement, we would be required to post additional collateral under the American Express processing agreement. The amount of additional collateral required under the American Express processing agreement would be based on a percentage of the value of unused tickets (for travel at a future date) purchased by customers using the American Express card. The percentage for purposes of this calculation is the same as the percentage applied under the Chase processing agreement, after taking into account certain other risk protection maintained by American Express.

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

  a total of $95 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
  a total of $285 million if we fail to maintain the minimum unsecured debt ratings specified above;
  a total of $538 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and
  a total $1.2 billion if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.

Depending on our unrestricted cash, cash equivalents and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance of $1.0 billion required under our $350 million secured term loan facility, resulting in a default under that facility. We are currently in compliance with all of the covenants under these agreements.

Our obligations for funding our defined benefit pension plans are affected by factors beyond our control. We have defined benefit pension plans covering substantially all of our U.S. employees other than employees of Chelsea Food Services and CMI. The timing and amount of our funding requirements under these plans depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside of our control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our funding requirements could have a material adverse effect on our financial condition.

Our net operating loss carryforwards may be limited. At December 31, 2007, we had estimated net operating loss carryforwards ("NOLs") of $3.7 billion for federal income tax purposes that expire beginning in 2009 and continuing through 2025. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.65% for September 2008). Any unused annual limitation may be carried over to later years.

As a result of our common stock trading at depressed market prices in recent months (relative to the prices at which our stock has generally traded during the previous three-year period), the cost associated with acquiring a sufficient number of shares of our common stock to become a holder of 5% or more of the outstanding shares has decreased significantly. This decline in the cost of reaching the 5% ownership threshold has increased the likelihood that we will experience an "ownership change" for purposes of Section 382, as increases in share holdings by, or that result in a person becoming, a holder of 5% or more of the outstanding shares of our common stock are aggregated for purposes of determining whether such a change has occurred. Although we cannot currently predict whether or when such an "ownership change" may occur, if we were to experience an ownership change under current conditions, our annual NOL utilization could be limited to approximately $80 million per year. The imposition of this limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. In addition, depending on the market value of our common stock at the time of any such ownership change, we may be required to recognize a significant non-cash tax charge, the amount of which we cannot estimate at this time.

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

We are also facing stronger competition from carriers that have emerged from bankruptcy, including Delta, Northwest, US Airways and United. Carriers typically emerge from bankruptcy with substantially lower costs than ours achieved by cost reductions through, among other things, reducing or discharging debt, lease and pension obligations and reducing wages and benefits. Additionally, we may face stronger competition from carriers that participate in industry consolidation, including the proposed merger of Delta and Northwest discussed below, and from expanded airline alliances and joint ventures. Through consolidation, carriers have the opportunity to significantly expand the reach of their networks, which is of primary importance to business travelers, and to achieve cost reductions by eliminating redundancy in their networks and their management structures. Through participation in airline alliances and/or joint ventures, carriers granted anti-trust immunity by the appropriate regulatory authorities are able to coordinate their routes, pool their revenues and costs and enjoy other mutual benefits, such as frequent flier program reciprocity, achieving many of the benefits of consolidation. For example, Air France-KLM, Delta and Northwest have received anti-trust immunity to form a new trans-Atlantic joint venture among those airlines and to coordinate routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines. American Airlines, British Airways and Iberia have requested anti-trust immunity for a similar trans-Atlantic joint venture, which would also involve many of the same benefits. There may be additional consolidation or changes in airline alliances and/or joint ventures in the future, any of which could change the competitive landscape for the airline industry and have a material affect on us.

The airline industry may experience further consolidation that would affect our competitive position. Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and additional consolidation may occur in light of the announcement in April 2008 by Delta and Northwest of their definitive agreement to merge. On September 25, 2008, Delta and Northwest reported that their respective stockholders had approved the pending merger between the airlines, which remains subject to the approval of the U.S. Department of Justice. If consummated, this merger will change the competitive environment for us and the entire airline industry. As a result of the announcement of the Delta/Northwest merger agreement, we conducted a comprehensive review of our strategic alternatives and on April 27, 2008 we announced that we had determined that the best course for us was not to merge with another airline at such time. We cannot predict whether the proposed merger of Delta and Northwest will occur, or the impact on us of this or any other consolidation within the airline industry.

Expanded government regulation could further increase our operating costs and restrict our ability to conduct our business. Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and can adversely affect us. Additional laws, regulations, airport rates and charges and growth constraints have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. In addition, to address concerns about airport congestion, the FAA has designated certain airports, including Newark Liberty International Airport ("New York Liberty") and New York's John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") as "high density traffic airports," and imposed operating restrictions at these three airports. Although we do not believe that these current operating restrictions will have a material adverse effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or allocations or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators, which might have a material adverse effect on us.

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

Additional restrictions on airline routes and takeoff and landing slots have been or may be proposed that could affect rights of ownership and transfer. Moreover, the FAA recently issued rules that maintain current slot holdings of airlines at New York Liberty, Kennedy and LaGuardia, except for the annual withdrawal through 2013 and auction to the highest bidder of (i) 2% of each airline's slots at New York Liberty and Kennedy that exceed 20 and (ii) 2% of each airline's slots at LaGuardia. In addition, these rules provide that the FAA will withdraw and retire 5% of each airline's slots at LaGuardia. The withdrawal and auctioning to the highest bidder of our slots could have a material adverse effect on us by causing us to incur substantial costs to successfully bid for them or by reducing our slot portfolio, requiring us to terminate flights associated with these slots and increasing our costs to operate at these airports.

Further, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. We cannot provide assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

From July 1, 2008 through October 15, 2008, Continental borrowed a total of $222 million to finance the deliveries of four new Boeing 737-800 aircraft and two new Boeing 737-900ER aircraft by issuing equipment notes ("Equipment Notes") secured by those aircraft. This amount is in addition to the $689 million borrowed in the period from January 1, 2008 to June 30, 2008 to finance the deliveries of 18 Boeing aircraft through the issuance of such Equipment Notes. The funds used to purchase the Equipment Notes were raised in April 2007 through the sale of $1.1 billion of three classes of pass-through certificates. The proceeds from this sale of pass-through certificates are held in escrow pending delivery of each aircraft.

Pursuant to the April 2007 note purchase agreement (the "Note Purchase Agreement"), the Equipment Notes are issued in three series: Series A, bearing interest at the rate of 5.983% per annum, Series B, bearing interest at the rate of 6.903% per annum, and Series C, bearing interest at the rate of 7.339% per annum. The interest on the Equipments Notes and the escrowed funds is payable semiannually on each April 19 and October 19, beginning on October 19, 2007. The principal payments on the Equipment Notes are scheduled on April 19 and October 19 in certain years, beginning on April 19, 2010. The final payments will be due on April 19, 2022, in the case of the Series A and Series B Equipment Notes, and April 19, 2014, in the case of the Series C Equipment Notes.

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

Continental expects to issue an additional $236 million in Equipment Notes as it applies this financing to the next six Boeing 737 aircraft scheduled for delivery from October 15, 2008 through the first quarter of 2009.

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

3.1(a)(ii)

Certificate of Increase - Series A Junior Participating Preferred Stock - incorporated by reference to Exhibit 3.1(a)(ii) to Continental's Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File no. 1-10323).

3.2

Bylaws of Continental, as amended through October 17, 2007 - incorporated by reference to Exhibit 3.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323).

10.1

First Amendment dated August 29, 2008 to the Second Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of June 5, 2008. (1)

10.2*	Employment Agreement dated as of August 31, 2008 between Continental and Zane Rowe.
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTINENTAL AIRLINES, INC.
Registrant

Date: October 20, 2008	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer and duly authorized officer of the Registrant)

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

3.1(a)(ii)

Certificate of Increase - Series A Junior Participating Preferred Stock - incorporated by reference to Exhibit 3.1(a)(ii) to Continental's Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File no. 1-10323).

3.2

Bylaws of Continental, as amended through October 17, 2007 - incorporated by reference to Exhibit 3.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323).

10.1

First Amendment dated August 29, 2008 to the Second Amended and Restated Capacity Purchase Agreement among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated as of June 5, 2008. (1)

10.2*	Employment Agreement dated as of August 31, 2008 between Continental and Zane Rowe.
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

  Continental has applied to the Commission for confidential treatment of a portion of this exhibit.