Form 10-K
period 2008-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2009-02-19
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009
Class B Common Stock, $.01 par value per share	123,531,252 shares

__________________

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 10, 2009: PART III

PART I

Item 1.  Business.

Overview

Continental Airlines, Inc., a Delaware corporation incorporated in 1980, is a major U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  The terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2008.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,800 daily departures.  As of December 31, 2008, we flew to 120 domestic and 121 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served ten Canadian cities, 25 European cities, seven South American cities and six Asian cities from the U.S. mainland as of December 31, 2008.  In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 39 cities.  Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other U.S. carrier.

General information about us, including our Corporate Governance Guidelines and the charters for the committees of our Board of Directors, can be found on our website, continental.com.  Our Board has adopted the "Ethics and Compliance Guidelines," which apply to all directors, officers and employees of Continental and its subsidiaries and serve as our "Code of Ethics" under Item 406 of Regulation S-K and as our "Code of Business Conduct and Ethics" as required by Section 303A.10 of the New York Stock Exchange ("NYSE") Listed Company Manual.  These Ethics and Compliance Guidelines also are available on our website, and future amendments to or waivers from compliance with these guidelines will be disclosed on our website in accordance with Item 5.05 of Form 8-K.

Copies of these charters and guidelines are available in print to any stockholder who requests them.  Written requests for such copies may be directed to our Secretary at Continental Airlines, Inc., P.O. Box 4607, Houston, Texas  77210-4607.  Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC").

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

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("New York Liberty"), in Houston, Texas at George Bush Intercontinental Airport ("Houston Bush") and in Cleveland, Ohio at Hopkins International Airport ("Cleveland Hopkins").  Each of our domestic hubs is located in a large business and population center, contributing to a large amount of "origin and destination" traffic.  Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly.  The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft.  As of December 31, 2008, we operated 74% of the average daily departures from New York Liberty, 84% of the average daily departures from Houston Bush and 65% of the average daily departures from Cleveland Hopkins, in each case based on scheduled commercial passenger departures and including regional flights flown for us under capacity purchase agreements.

International Operations

We directly serve destinations throughout Europe, Asia, Canada, Mexico, Central and South America and the Caribbean.  We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI.  As measured by 2008 available seat miles, approximately 50% of our mainline operations is dedicated to international traffic.

The "open skies" agreement between the United States and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional integration opportunities between or among European and U.S. carriers.  In addition, the "open skies" agreement has enhanced our ability to compete with European and U.S. airlines that historically have provided service between London's Heathrow Airport and destinations in the United States.  We have acquired slots at Heathrow, and during 2008 we moved all of our London flights from London Gatwick to London Heathrow.

New York Liberty is a significant international gateway for our operations.  From New York Liberty, we served 25 cities in Europe, six cities in Asia, eight cities in Canada, five cities in Mexico, seven cities in Central America, three cities in South America and 16 Caribbean destinations at December 31, 2008.  We expect to begin daily service between New York Liberty and Shanghai, China in March 2009.

Houston Bush is the focus of our flights to destinations in Mexico and Central and South America.  As of December 31, 2008, we flew from Houston Bush to 29 cities in Mexico, all seven countries in Central America, seven cities in South America, six Caribbean destinations, three cities in Canada, three cities in Europe and Tokyo.  We expect to begin daily service between Houston Bush and Frankfurt, Germany in late 2009.

At December 31, 2008, we flew from Cleveland Hopkins to two cities in Canada, San Juan, Puerto Rico and Cancun, Mexico.  We also provide seasonal service between Cleveland Hopkins and London.

From its hub operations based on the island of Guam, as of December 31, 2008, CMI provided service to eight cities in Japan, more than any other U.S. carrier, as well as other Pacific rim destinations, including Manila in the Philippines and Cairns, Australia.  CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968.  CMI's route system is linked to the U.S. market through Tokyo and Honolulu, each of which CMI serves non-stop from Guam.

See Item 8.  "Financial Statements and Supplementary Data, Note 18 - Segment Reporting," for operating revenue by geographical area.

Alliances

We have alliance agreements, which are also referred to as codeshare agreements or cooperative marketing agreements, with other carriers.  Alliances allow airlines to develop their route structures by enabling them to offer their passengers greater destination coverage, while providing those airlines with the potential for both increased revenue and cost savings.  We seek in particular to develop international alliance relationships that complement our own route system and permit expanded service through our hubs to major international destinations.  International alliances enable us to provide our passengers better connecting service from our international flights to other destinations beyond an alliance airline's hub and expand the product line that we may offer in a foreign destination.

These relationships may include  (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports) and/or (c) capacity purchase agreements.

We are currently a member of SkyTeam, a global alliance of airlines that includes Aeroflot, Aeromexico, Air France, Alitalia, China Southern, CSA Czech, Delta Air Lines, Inc. ("Delta"), KLM, Korean Air and Northwest Airlines, Inc. ("Northwest"), as well as associate members Copa Airlines of Panama ("Copa Airlines"), Kenya Airways and AirEuropa.  As a member of SkyTeam, we have bilateral codeshare, frequent flyer program participation and airport lounge access agreements with each of the SkyTeam members.

Following the announcement by Delta and Northwest of their definitive agreement to merge, we evaluated which of the three major global airline alliances would be the best fit for our business over the long term and decided that Star Alliance was the best alliance for us.  During 2008, we entered into framework agreements with United Air Lines, Inc. ("United"), Deutsche Lufthansa AG ("Lufthansa") and Air Canada, each a member of Star Alliance, pursuant to which we plan to develop an extensive code-share relationship and reciprocity of frequent flier programs, elite customer recognition and airport lounge use with these other airlines.  We plan to implement these relationships and join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance as promptly as practicable following our exit from SkyTeam.  We will exit SkyTeam effective with our last flight on October 24, 2009.

Star Alliance was established in 1997 as the first truly global airline alliance to offer customers worldwide reach and a smooth travel experience.  Star Alliance received the Air Transport World Market Leadership Award in 2008 and was voted Best Airline Alliance by Business Traveller Magazine in 2003, 2006, 2007 and 2008 and by Skytrax in 2003, 2005 and 2007.  The members are Air Canada, Air China, Air New Zealand, All Nippon Airways, Asiana Airlines, Austrian Airlines, British Midland Airways, EgyptAir, LOT Polish Airlines, Lufthansa, Scandinavian Airlines, Shanghai Airlines, Singapore Airlines, South African Airways, Spanair, Swiss International Air Lines, TAP Portugal, Thai Airways International, Turkish Airlines, United and US Airways.  Regional member carriers Adria Airways (Slovenia), Blue1 (Finland) and Croatia Airlines enhance the global network.  Air India, Brussels Airlines and TAM Airlines have also been accepted as future members.  Overall, the Star Alliance network offers more than 16,500 daily flights to 912 destinations in 159 countries.

On July 23, 2008, we filed an application with the U.S. Department of Transportation ("DOT") to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity.  Approval by the DOT of this application would enable us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service and would provide competitive balance to antitrust-immunized carriers in SkyTeam.

Additionally, we, United, Lufthansa and Air Canada have requested DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for our respective customers, offering those customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world.  We are seeking a modification to our existing pilot collective bargaining agreement, which presently prohibits us from engaging in a revenue or profit sharing agreement with a domestic air carrier, to permit us to enter into such joint ventures.

Prior to joining Star Alliance, we must exit our existing bilateral alliance agreements with SkyTeam members and enter into new alliance agreements with our new alliance partners.  The length of this transition period will depend upon a number of factors outside of our control and the timing of our withdrawal from our existing bilateral agreements with various SkyTeam members.

In the U.S. domestic market, where antitrust immunity would not apply, we and United plan to begin broad code-sharing, which facilitates the seamless creation of customer travel itineraries using both carriers, as well as frequent flier programs, elite customer recognition and airport lounge reciprocity.  These cooperative activities are subject to DOT code-sharing regulation and to our exiting certain of our current alliance relationships.

Subject to these matters, we currently anticipate that we will join Star Alliance and begin broad code-sharing and other commercial cooperation with United, Lufthansa and Air Canada (and the other members of Star Alliance) in the fourth quarter of 2009.

           In addition to our current participation in SkyTeam, we have domestic codesharing agreements with Hawaiian Airlines, Alaska Airlines and Horizon Airlines and international codesharing agreements with Emirates (the flag carrier of the United Arab Emirates), EVA Airways Corporation (an airline based in Taiwan), Virgin Atlantic Airways and French rail operator SNCF.  Additionally, we have codeshare agreements with Gulfstream International Airlines, Hyannis Air Service, Inc. ("Cape Air"), Colgan Air, Inc. ("Colgan"), Hawaii Island Air, Inc. ("Island Air") and American Eagle Airlines, who provide us with commuter feed traffic.  We also have a train-to-plane alliance with Amtrak and a codeshare agreement with US Helicopter Corporation, which provides eight-minute shuttle service between Manhattan and our New York Liberty hub.

Except for the regional capacity purchase agreements listed below, all of our codeshare relationships are currently free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk.  In contrast, in capacity purchase agreements, the marketing carrier purchases all seats on covered flights and is responsible for all scheduling, pricing and seat inventories.  Some of our alliance relationships include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

Our regional capacity purchase agreements are with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), Chautauqua Airlines, Inc., ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc., Champlain Enterprises, Inc. ("CommutAir") and Pinnacle Airlines Corp.'s subsidiary, Colgan.  See Item 8. "Financial Statements and Supplementary Data, Note 16 - Regional Capacity Purchase Agreements" for further discussion of our capacity purchase agreements.

Regional Operations

Our regional operations are conducted by other operators on our behalf, primarily under capacity purchase agreements.  We schedule and market the regional flights provided for us by other operators under capacity purchase agreements.  Our regional operations using regional jet aircraft are conducted under the name "Continental Express" by ExpressJet and Chautauqua and those using turboprop aircraft are conducted under the name "Continental Connection" by CommutAir and Colgan.  As of December 31, 2008, our regional operators served 103 destinations in the United States, 26 cities in Mexico, eight cities in Canada and one Caribbean destination on our behalf.  We believe this regional service complements our operations by carrying traffic that connects onto our mainline jets and by allowing more frequent flights to smaller cities than could be provided economically with larger jet aircraft.  Additional commuter feed traffic currently is provided to us by other alliance airlines, as discussed above.

In June 2008, we entered into the Second Amended and Restated Capacity Purchase Agreement with ExpressJet and certain of its affiliates (the "Amended ExpressJet CPA"), which amended and restated the previous capacity purchase agreement effective July 1, 2008.  Under the Amended ExpressJet CPA, we will continue to purchase all of the capacity from the ExpressJet flights covered by the agreement.  In exchange for ExpressJet's operation of the flights and performance of other obligations under the Amended ExpressJet CPA, we have agreed to pay ExpressJet a pre-determined rate, subject to annual escalations (capped at 3.5%), for each block hour flown (the hours from gate departure to gate arrival) and to reimburse ExpressJet for various pass-through expenses (with no margin or mark-up) related to the flights, including insurance, property taxes, international navigation fees, depreciation (primarily aircraft-related), landing fees and certain maintenance expenses.  Under the Amended ExpressJet CPA, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended ExpressJet CPA.  The Amended ExpressJet CPA contains incentive bonus and rebate provisions based upon ExpressJet's operational performance, but no longer includes any payment adjustments in respect of ExpressJet's operating margin.  The pre-determined rate under the Amended ExpressJet CPA is lower than the rate under the previous capacity purchase agreement and more competitive with rates offered by other regional service providers.

The Amended ExpressJet CPA covers a minimum of 205 regional jets in the first year and ExpressJet currently operates 214 regional jets under that contract.  After the first year, the minimum number of covered aircraft adjusts to 190 regional jets, or fewer as leases on covered aircraft expire.  The Amended ExpressJet CPA will expire after a term of seven years and has no renewal or extension options.  ExpressJet also leases 30 Embraer 50-seat regional jets from us outside the Amended ExpressJet CPA.

During 2007, Chautauqua began providing and operating forty-four 50-seat regional jets as a Continental Express carrier under a capacity purchase agreement (the "Chautauqua CPA").  As of December 31, 2008, 37 aircraft were being flown by Chautauqua for us.  The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual escalations (capped at 3.5%), for each block hour flown for its operation of the aircraft.  Chautauqua supplies the aircraft that it operates under the agreement.  Aircraft are scheduled to be removed from service under the Chautauqua CPA each year through 2012, provided that we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for seven aircraft, subject to the renewal terms of the related aircraft lease.

Our capacity purchase agreement with CommutAir (the "CommutAir CPA") provides for CommutAir to operate sixteen 37-seat Bombardier Q200 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins and New York Liberty.  The CommutAir CPA became effective in 2006 and has a term of approximately six years.  CommutAir supplies all of the aircraft that it operates under the agreement.

In 2008, Colgan began operating fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty on our behalf.  Colgan operates the flights as a Continental Connection carrier under a capacity purchase agreement with us.  In January 2009, we amended the capacity purchase agreement to increase by 15 the number of Q400 aircraft operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for approximately ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all aircraft that it operates under the agreement.   One of Colgan's Q400 aircraft was involved in an accident on February 12, 2009, reducing the number of aircraft currently being flown for us to 14.

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

We use the internet to provide travel-related services for our customers and to reduce our overall distribution costs.  We have marketing agreements with internet travel service companies such as Orbitz, Hotwire, Travelocity and Expedia.  Although customers' use of the internet has helped to reduce our distribution costs, it also has lowered our yields because it has enhanced the visibility of competing fares offered by low-cost carriers.

Our website, continental.com, is our lowest cost distribution channel and recorded approximately $3.9 billion in ticket sales in 2008, an 11% increase over 2007.  The site offers customers the ability to purchase and change tickets on-line, to check-in on-line and to have direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem and change reward travel) and Continental travel specials.  Tickets purchased through our website accounted for 26% of our passenger revenue during 2008, compared with 25% in 2007 and 22% in 2006.

Substantially all of our sales involve our electronic ticketing, or e-ticket, product.  Our e-ticket product enables us to process customer and revenue information more efficiently.  E-ticketed passengers have the ability to check-in at continental.com for all domestic and international travel.  On-line check-in allows customers to obtain a boarding pass from their home, office or hotel up to 24 hours prior to departure and to proceed directly to security at the airport, bypassing the ticket counter and saving time.  Passengers with baggage who check-in on-line may use special kiosks at our hub airports to check their bags rapidly.  E-ticket passengers also can use self-service kiosks to check-in.  Our customers have access to approximately 1,400 Continental self-service kiosks at 171 airports throughout our system, including all domestic airports we serve.  During 2008, 76% of all check-ins were done on-line or at self-service kiosks.

We were one of the first U.S. airlines to implement interline e-ticketing, allowing customers to use electronic tickets when their itineraries include travel on multiple carriers.  At December 31, 2008, we had interline e-ticketing arrangements with 119 air carriers.

During 2008, we began implementation of our joint project with the Transportation Security Administration ("TSA") to be the first U.S. carrier to launch a paperless boarding pass pilot program that allows passengers to receive boarding passes electronically on their cell phones or PDAs, and use those devices to pass through security and board the aircraft.  The new technology heightens the ability to detect fraudulent boarding passes while improving customer service and reducing paper use.  This service is currently available at each of our hubs and other select airports.

We offer a carbon offsetting program developed in partnership with non-profit Sustainable Travel International.  This program allows customers to view the carbon footprint of their booked itinerary and choose among a number of options to reduce the impact of carbon dioxide emissions of their flights.  For customers who elect to participate in this program, their contributions are made directly to Sustainable Travel International to fund the purchase of offsets, which are generated from sustainable development projects including reforestation, renewable energy and energy conservation.  We receive no revenue related to this program.

Competition

The U.S. airline industry is characterized by substantial competition with respect to fares, routes and services, especially in domestic markets.  Carriers use discount fares to stimulate traffic during periods of slack demand, or when they begin service to new cities or have excess capacity, to generate cash flow and to establish, increase or preserve market share.  Some of our competitors have greater financial resources and/or lower cost structures than we do, some of which is the result of bankruptcies and/or mergers.  In recent years, the domestic market share held by low-cost carriers has increased significantly and is expected to continue to increase.  The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient fare levels in domestic markets to achieve sustained profitability.  We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve.  Several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve.  Additionally, the "open skies" agreement between the United States and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers.  The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

We also compete with U.S. and foreign carriers, including major network carriers, low-cost carriers and regional carriers, throughout our global network on the basis of scheduling, availability of non-stop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, on-board products, markets served and other services.

We are also facing stronger competition from carriers that have participated in industry consolidation or expanded airline alliances and joint ventures.  See Item 1A. "Risk Factors - Risk Factors Relating to the Airline Industry - The airline is highly competitive and susceptible to price discounting" below for a discussion of the competitive advantages enjoyed by carriers participating in industry consolidation and/or airline alliances and joint ventures.

Frequent Flyer Program and EliteAccess

We maintain our "OnePass" frequent flyer program to encourage repeat travel.  OnePass allows passengers to earn mileage credits by flying us and certain other alliance carriers.  We also sell mileage credits to credit/debit card companies, hotels, car rental agencies, utilities and various shopping and gift merchants participating in OnePass.  Mileage credits can be redeemed for free, discounted or upgraded travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  Most travel awards are subject to capacity limitations.

During 2008, OnePass participants claimed approximately 1.6 million awards.  Frequent flyer awards accounted for an estimated 8.5% of our consolidated revenue passenger miles.  We believe displacement of revenue passengers by passengers who redeem rewards earned by flying on us is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.  At December 31, 2008, we had an outstanding liability associated with approximately 2.4 million free travel awards that were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Frequent Flier Accounting" for a detailed discussion concerning the accounting treatment of our OnePass frequent flier program.

Our "EliteAccess" service is offered to OnePass members who qualify for "Elite" status (based on the number of paid flight miles and the fares purchased), first class and BusinessFirst ticket holders and travelers with high yield coach tickets who qualify as "Elite for the Day."  EliteAccess passengers receive preferential treatment in the check-in, boarding and baggage claim areas and have special security lanes at certain airports.  We also provide a guarantee of no middle seat assignment for those passengers using a full-fare, unrestricted ticket.

Employees

As of December 31, 2008, we had approximately 42,490 employees, which, due to the number of part-time employees, represents 40,460 full-time equivalent employees consisting of approximately 16,940 customer service agents, reservations agents, ramp and other airport personnel, 8,685 flight attendants, 6,235 management and clerical employees, 4,385 pilots, 4,095 mechanics and 120 dispatchers.  Approximately 44% of our full-time equivalent employees are represented by unions.  The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental and CMI:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Flight Attendants	8,395	International Association of Machinists and Aerospace Workers ("IAM")	December 2009

Continental Pilots	4,385	Air Line Pilots Association International ("ALPA")	December 2008

Continental Mechanics	3,975	International Brotherhood of Teamsters ("Teamsters")	December 2008

CMI Fleet and Passenger Service Employees	430	Teamsters	November 2011

CMI Flight Attendants	290	IAM	December 2010

Continental Dispatchers	120	Transport Workers Union ("TWU")	December 2008

CMI Mechanics	120	Teamsters	December 2009

Continental Flight Simulator Technicians	40	TWU	December 2008

The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  During 2008, we met with representatives of the applicable unions to engage in bargaining for amended collective bargaining agreements.  These talks will continue in 2009 with a goal of reaching agreements that are fair to us and to our employees.  Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy.  Additional information about our employee initiatives and corporate social responsibility efforts can be found in our Global Citizenship Report on our website, continental.com.

Industry Regulation and Airport Access

Federal Regulations.  We provide air transportation under certificates of public convenience and necessity issued by the U.S. Department of Transportation ("DOT").  These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure by the holder of the certificate to comply with the terms and conditions of a certificate.  Continental and CMI each operate under a separate air carrier certificate issued by the Federal Aviation Administration ("FAA"), which may be amended, suspended or revoked by the FAA if the public interest and safety in air commerce so require.

Airlines are regulated by the FAA, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters.  Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

Our future ability to maintain and/or grow capacity could be adversely affected by additional laws, regulations and growth constraints.  The FAA has designated certain airports, including New York Liberty and New York's John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports.  To address concerns about airport congestion, the FAA has imposed operating restrictions at these airports including recent additional capacity reductions at LaGuardia.  The FAA has designated New York Liberty and Kennedy as Level 3 Coordinated Airports under the International Air Transport Association Worldwide Scheduling Guidelines, which requires us to participate in seasonal FAA procedures for capacity allocation and schedule coordination for New York Liberty and to have slots to operate at that airport.  Although we do not believe that these current operating restrictions will have a material effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or allocations or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators, which might have a material adverse effect on us.

Although currently not effective because of a court order, the FAA has issued rules that continue the FAA requirement through 2019 that carriers conducting commercial flights at New York Liberty, Kennedy and LaGuardia have a slot for arrival or departure at these airports.  Under these rules, the FAA will maintain current slot holdings of airlines at New York Liberty, Kennedy and LaGuardia, except for the annual withdrawal through 2013 and auction to the highest bidder of (i) 2% of each airline's slots at New York Liberty and Kennedy that exceed 20 and (ii) 2% of each airline's slots at LaGuardia.  In addition, these rules provide that the FAA will withdraw and retire 5% of each airline's slots at LaGuardia.  The withdrawal and auctioning to the highest bidder of our slots could have a material adverse effect on us by causing us to incur substantial costs to successfully bid for them or by reducing our slot portfolio, requiring us to terminate flights associated with these slots and increasing our costs to operate at these airports.  Joined by our airline trade association, the Air Transport Association, and the Port Authority of New York and New Jersey, which operates New York Liberty, Kennedy and LaGuardia, we have challenged the legality of the FAA withdrawal of slots from airlines for non-operational reasons and the slot auction in the U.S. Court of Appeals for the D.C. Circuit.  The court has ordered the FAA not to implement the rules while our challenge is pending, so the rules have not become effective and no slot withdrawals or auctions have occurred under such rules.

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

International Regulations.  The availability of international routes to U.S. carriers is regulated by treaties and related agreements between the United States and foreign governments.  The United States typically follows the practice of encouraging foreign governments to accept multiple carrier designation on foreign routes, although certain countries have sought to limit the number of carriers allowed to fly these routes. Certain foreign governments impose limitations on the ability of air carriers to serve a particular city and/or airport within their country from the United States.  Bilateral agreements between the United States and foreign governments often include restrictions on the number of carriers (designations), operations (frequencies), or airports (points) that can be served.  When designations are limited, only a certain number of airlines of each country may provide service between the countries.  When frequencies are limited, operations are restricted to a certain number of weekly flights (as awarded by the United States to the domestic carrier, based on the bilateral limits).  When points are limited, only certain airports within a country can be served.

For a U.S. carrier to fly to any international destination that is not subject to an "open skies" agreement (meaning all carriers have access to any destination in a particular country), it must first obtain approval from both the United States and the foreign country where the destination is located, which is referred to as a "foreign route authority."  Route authorities to some international destinations can be sold between carriers, and their value can vary because of limits on accessibility.  For those international routes where there is a limit on the number of carriers or frequency of flights, studies have shown that these routes have more value than those without restrictions.  To the extent foreign countries adopt open skies policies or otherwise liberalize or eliminate restrictions on international routes, those actions would increase competition and potentially decrease the value of a route.  We cannot predict what laws, treaties and regulations relating to international routes will be adopted or their resulting impact on us, but the overall trend in recent years has been an increase in the number of open skies agreements and the impact of any future changes in governmental regulation of international routes could be significant.

Environmental Regulations.  Many aspects of airlines' operations are also subject to increasingly stringent federal, state, local and foreign laws protecting the environment, including the imposition of additional taxes on airlines or their passengers.  Future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry.  The European Union has issued a directive to member states to include aviation in its Greenhouse Gas Emissions Trading Scheme by February 2010, which will require us to have emissions allowances to operate flights to and from member states of the European Union in January 2012 and thereafter, including flights between the United States and the European Union.  The U.S. government and other non-EU governments are expected to challenge the application of the EU emissions trading scheme to their airlines; however, we may be forced to comply with the EU emission trading scheme requirements during a legal challenge.  We may have to purchase emissions allowances through the EU emissions trading scheme to cover EU flights that exceed our free allotment, which could result in substantial costs for us.

Other regulatory actions that may be taken in the future by the U.S. government, foreign governments (including the European Union), or the International Civil Aviation Organization to address climate change or limit the emission of greenhouse gases by the aviation sector are unknown at this time.  Climate change legislation is anticipated in the United States, but it is currently unknown how the potential legislation will be applied to the aviation industry.  The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.  Potential actions may include the imposition of requirements to purchase emission offsets or credits, which could require participation in emission trading (such as required in the European Union), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

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

Risk Factors Relating to the Company

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us.  Expenditures for fuel and related taxes represent the largest single cost of operating our business.  These costs include fuel costs on flights flown for us under capacity purchase agreements.  Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in jet fuel prices, which have been extremely volatile in recent months.  Jet fuel prices have recently decreased precipitously after increasing significantly in 2007 and achieving record levels in 2008.

Although we experienced some success in raising ticket prices and adding or increasing other fees during part of 2008, we were unable to increase our revenue sufficiently to keep pace with the escalating fuel prices and suffered a substantial loss in 2008.  If fuel prices return to these historically high levels in the future, we may again be unable to increase fares or other fees sufficiently to offset fully our increased fuel costs.

We routinely hedge a portion of our future fuel requirements.  However, there can be no assurance that, at any given point in time, our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty's bankruptcy.  Additionally, a deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

Significant declines in fuel prices (such as those experienced over the past several months) may increase the costs associated with our fuel hedging arrangements to the extent we have entered into swaps or collars.  Swaps and the put option sold as part of a collar obligate us to make payments to the counterparty upon settlement of the contracts if the price of the commodity hedged falls below the agreed upon amount.  Declining crude oil prices have resulted in us being required to post significant amounts of collateral to cover potential amounts owed with respect to contracts that have not yet settled.  Additionally, lower fuel prices may result in increased industry capacity and lower fares, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices.

Fuel prices could increase dramatically and supplies could be disrupted as a result of international political and economic circumstances, such as decreasing international demand resulting from the prevailing global recession, conflicts or instability in the Middle East or other oil producing regions and diplomatic tensions between the United States and oil producing nations, as well as OPEC production decisions, disruptions of oil imports, environmental concerns, weather, refinery outages or maintenance and other unpredictable events.

Further volatility in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition and liquidity.

We have decided to change our global airline alliance, which could involve significant transition and integration risks.  During 2008, we entered into framework agreements with United, Lufthansa and Air Canada, each a member of Star Alliance, pursuant to which we are winding down and exiting our participation in our current alliance, SkyTeam, and plan to join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance.  This change from SkyTeam to Star Alliance could involve significant transition and integration risks, both because we are required to end our participation in SkyTeam and wind down our existing SkyTeam relationships prior to our being able to participate in Star Alliance and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new alliance) in connection with these changes.  The significant transition and integration risks include:

•	our inability to terminate our existing agreements with individual SkyTeam members and to commence participation in Star Alliance in the transition period we have anticipated;
•
significant revenue dilution as we wind down our participation in SkyTeam and/or insufficient or delay in receipt of revenue from our participation in Star Alliance, including an inability to maintain our key customer and business relationships as we transition to Star Alliance;

•
our incurrence, as a result of the wind down of our SkyTeam relationships, of costs in excess of our expectations and/or costs of an unanticipated nature, the amount and timing of which cannot be estimated at this time, but which could be material individually or in the aggregate;

•
an inability to join or a delay in joining Star Alliance due to lack of applicable approvals or difficulty in satisfying entrance requirements, including the requirement that we enter into certain bilateral agreements with each member of Star Alliance; and

•	difficulties integrating our technology processes with Star Alliance members.

In addition, the full implementation of some of the arrangements contemplated by our framework agreements requires the approval of domestic and foreign regulatory agencies.  These agencies may deny us necessary approvals, delay certain approvals or, in connection with granting any such approvals, impose requirements, limitations or costs on us or on Star Alliance members, or require us or them to divest slots, gates, routes or other assets.  Such actions may impair the value to us of entering the alliance or make participation in the alliance by us or them unattractive and, in certain cases, could prevent us from consummating the transactions contemplated by the framework agreements.

If any of these risks or costs materialize, they could have a material adverse effect on our business, results of operations and financial condition.

The troubled global capital markets coupled with our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations.  As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At December 31, 2008, we had approximately $5.9 billion of long-term debt and capital lease obligations, including $2.4 billion that will come due by the end of 2011.

In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.  We have financing in place for three of the Boeing 737 aircraft scheduled for delivery in 2009 and have reached an agreement in principle with a bank for it to provide financing for three other Boeing 737 aircraft scheduled for delivery in 2009.  Boeing has agreed to provide backstop financing for all of the additional 11 Boeing 737 aircraft scheduled for delivery through February 2010 (or 14 such additional aircraft if we fail to reach a definitive agreement for the financing described in the previous sentence), subject to customary conditions.  However, we do not have backstop financing or any other financing currently in place for our other aircraft on order.

The current economic crisis has severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  If the capital markets do not improve, whether through measures implemented by the U.S. and foreign governments, such as the Emergency Economic Stabilization Act of 2008, or otherwise, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.  As a result, the continued lack of liquidity in the capital markets could have a material adverse effect on our ability to honor our contractual commitments and our results of operations and financial condition.

Credit rating downgrades could have a material adverse effect on our liquidity.  Reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, we would have to post additional collateral under our credit card processing agreements with Chase Bank USA, N.A. ("Chase") and American Express and under our workers' compensation program if our debt rating falls below specified levels.

Failure to meet our financial covenants would adversely affect our liquidity.  Our credit card processing agreement with Chase (the "Chase processing agreement") contains financial covenants which require, among other things, that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.  If a covenant trigger under the Chase processing agreement results in our posting additional collateral under that agreement, we would also be required to post additional collateral under our credit card processing agreement with American Express.

The amount of additional cash collateral that we may be required to post in the event of our failure to comply with the financial covenants described above, which is based on our then-current air traffic liability exposure (as defined in each agreement), could be significant.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Liquidity Matters - Bank Card Processing Agreements" for a detailed discussion of our collateral posting obligations under these credit card processing agreements.

Depending on our unrestricted cash, cash equivalents and short-term investments balance at the time, the posting of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance of $1.0 billion required under our $350 million secured term loan facility, resulting in a default under that facility.  The posting of such additional collateral under these circumstances and/or the acceleration of amounts borrowed under our secured term loan facility (or other remedies pursued by the lenders thereunder) would likely have a material adverse effect on our financial condition.

We are currently in compliance with all of the covenants under these agreements.

Our obligations for funding our defined benefit pension plans are affected by factors beyond our control.  We have defined benefit pension plans covering substantially all of our U.S. employees other than employees of Chelsea Food Services and CMI.  The timing and amount of our funding requirements under these plans depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside of our control, such as the number of retiring employees, asset returns, interest rates and changes in pension laws.  Changes to these and other factors, such as liquidity requirements, that can significantly increase our funding requirements could have a material adverse effect on our financial condition.

Delays in scheduled aircraft deliveries may adversely affect our international growth.  Our future success depends, in part, on continuing our profitable international growth.  Because all of our long-range aircraft are already fully utilized, we will need to acquire additional long-range aircraft to continue our projected international growth.  Although we have contractual commitments to purchase the long-range aircraft that we currently believe will be necessary for our international growth, significant delays in their deliveries have occurred, adversely affecting our planned international growth.  If significant delays in the deliveries of these new aircraft continue to occur, we would need to either further curtail our international growth or try to make alternate arrangements to acquire aircraft, possibly on less financially favorable terms, including higher ownership and operating costs.

                Labor disruptions could adversely affect our operations.  Although we enjoy generally good relations with our employees, we can provide no assurance that we will be able to maintain these good relations in the future or avoid labor disruptions, including a strike.  Many of our collective bargaining agreements have amendable dates that began in December 2008, including those with the unions representing our pilots and mechanics.  We are currently in talks with representatives of the applicable unions.  We cannot predict the outcome of these negotiations, and any labor disruption, including a strike, that results in a prolonged significant reduction in flights would have a material adverse effect on our results of operations and financial condition.

Our labor costs may not be competitive.  Labor costs constitute a significant percentage of our total operating costs.  All of the major hub-and-spoke carriers with whom we compete have achieved significant labor cost reductions, whether in or out of bankruptcy.  We believe that our wages, salaries and benefits cost per available seat mile, measured on a stage length adjusted basis, is higher than that of many of our competitors.  These higher labor costs may adversely affect our ability to achieve and sustain profitability while competing with other airlines that have achieved lower relative labor costs.  Additionally, we cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.

                If we experience problems with certain of our third party regional operators, our operations could be materially adversely affected.  All of our regional operations are conducted by third party operators on our behalf, primarily under capacity purchase agreements.  Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report.  In addition, we may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider.  As our regional segment provides revenue to us directly and indirectly (by providing flow traffic to our hubs), a significant disruption to our regional operations could have a material adverse effect on our results of operations and financial condition.

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

We could experience adverse publicity and declining revenues as a result of an accident involving our aircraft or the aircraft of our regional carriers.  Any accident involving an aircraft that we operate or an aircraft that is operated under our brand by one of our regional carriers could have a material adverse effect on us if such accident created a public perception that our operations or those of our regional carriers are less safe or reliable than other airlines, resulting in passengers being reluctant to fly on us or our regional carriers.  In addition, any such accident could expose us to significant tort liability.  Although we currently maintain liability insurance in amounts and of the type we believe to be consistent with industry practice to cover damages arising from any such accidents, and our regional carriers carry similar insurance and generally indemnify us for their operations on our behalf, if our liability exceeds the applicable policy limits or the ability of a carrier to indemnify us, we could incur substantial losses from an accident.

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

Our net operating loss carryforwards may be limited.  At December 31, 2008, we had estimated net operating loss carryforwards ("NOLs") of $3.8 billion for federal income tax purposes that expire beginning in 2009 and continuing through 2028.  Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 5.40% for December 2008).  Any unused annual limitation may be carried over to later years.

For purposes of Section 382, increases in share holdings by, or that result in a person becoming, a holder of 5% or more of the outstanding shares of our common stock are aggregated for purposes of determining whether an "ownership change" has occurred.  Because our common stock has been trading at low market prices, the cost of acquiring a sufficient number of shares of our common stock to become a holder of 5% or more of the outstanding shares, and the cost of acquiring additional shares by existing holders, has decreased significantly from historical levels, increasing the possibility that we could experience an "ownership change."  Although we cannot currently predict whether or when such an "ownership change" may occur, an ownership change as of December 31, 2008 would have resulted in a $119 million limit to our annual NOL utilization, before consideration of any built-in gains.  The imposition of this limitation on our ability to use our NOLs to offset future taxable income could cause us to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.  In addition, depending on the market value of our common stock at the time of any such ownership change, we may be required to recognize a significant non-cash tax charge, the amount of which we cannot estimate at this time.

Risk Factors Relating to the Airline Industry

The global recession could continue to result in less demand for air travel.  The U.S. and global economies are currently in a recession.  The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies.  For 2008, a year in which the U.S. gross domestic product experienced its largest contraction in 25 years, traffic for the seven largest U.S. carriers, measured in miles flown by revenue passengers, fell approximately 2% as compared to 2007, the first such annual decline in five years.  This decline in demand has disproportionately reduced the volume of high yield traffic in the premium cabins on international flights, as many business and leisure travelers are either curtailing their international travel or purchasing lower yield economy tickets.  A prolonged recession in the U.S. or global economies that continues to contribute to the loss of business and leisure traffic, particularly the loss of high yield international traffic in our first class and BusinessFirst cabins, could have a material adverse effect on our results of operations and financial condition.

The airline industry is highly competitive and susceptible to price discounting.  The U.S. airline industry is characterized by substantial price competition, especially in domestic markets.  Carriers use discount fares to stimulate traffic during periods of slack demand, or when they begin service to new cities or have excess capacity, to generate cash flow and to establish, increase or preserve market share.  Some of our competitors have greater financial resources (including a larger percentage or more favorable fuel hedges against price increases) and/or lower cost structures than we do, some of which is the result of bankruptcies and/or mergers.  In recent years, the domestic market share held by low-cost carriers has increased significantly and is expected to continue to increase.  The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient fare levels in domestic markets to achieve sustained profitability.  We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve.  Several of our domestic competitors have increased their international capacity, including service to some destinations that we currently serve.  Additionally, the "open skies" agreement between the United States and the European Union, which became effective on March 30, 2008 is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers.  The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

Expanded government regulation could further increase our operating costs and restrict our ability to conduct our business.  Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and can adversely affect us.  Additional laws, regulations, airport rates and charges and growth constraints have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  In addition, to address concerns about airport congestion, the FAA has designated certain airports, including New York Liberty, Kennedy and LaGuardia as "high density traffic airports," and has imposed operating restrictions at these three airports, including recent additional capacity reductions at LaGuardia.  In addition, the FAA has designated New York Liberty and Kennedy as Level 3 Coordinated Airports under the International Air Transport Association Worldwide Scheduling Guidelines, which requires us to participate in seasonal FAA procedures for capacity allocation and schedule coordination for New York Liberty and to have slots to operate at that airport.  Although we do not believe that these current operating restrictions will have a material adverse effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or allocations or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators, which might have a material adverse effect on us.

Additional restrictions on airline routes and takeoff and landing slots have been or may be proposed that could affect rights of ownership and transfer.  For example, although currently not effective because of a court order, the FAA has issued rules that continue the FAA requirement to have a slot for arrival or departure at New York Liberty, Kennedy and LaGuardia through 2019.  These rules provide that the FAA would withdraw and auction to the highest bidder annually through 2013 a portion of each airline's slots at New York Liberty, Kennedy and LaGuardia.  Joined by our airline trade association, the Air Transport Association, and the Port Authority of New York and New Jersey, which operates New York Liberty, Kennedy and LaGuardia, we have challenged the legality of the FAA withdrawal of slots from airlines for non-operational reasons and the slot auction in the U.S. Court of Appeals for the D.C. Circuit.  The court has ordered the FAA not to implement the rules while our challenge is pending, so the rules have not become effective and no slot withdrawals or auctions have occurred under such rules.  We cannot provide any assurances that we will prevail in this challenge, and the withdrawal and auctioning to the highest bidder of our slots could have a material adverse effect on us by causing us to incur substantial costs to successfully bid for them or by reducing our slot portfolio, requiring us to terminate flights associated with these slots and increasing our costs to operate at these airports.

The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions.  Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment, including the imposition of additional taxes on airlines or their passengers.  Future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry.  The European Union has issued a directive to member states to include aviation in its Greenhouse Gas Emissions Trading Scheme by February 2010, which will require us to have emissions allowances to operate flights to and from member states of the European Union in January 2012 and thereafter, including flights between the United States and the European Union.  The U.S. government and other non-EU governments are expected to challenge the application of the EU emissions trading scheme to their airlines; however, we may be forced to comply with the EU emission trading scheme requirements during a legal challenge.  We may have to purchase emissions allowances through the EU emissions trading scheme to cover EU flights that exceed our free allotment, which could result in substantial costs for us.

Other regulatory actions that may be taken in the future by the U.S. government, foreign governments (including the European Union), or the International Civil Aviation Organization to address concerns about climate change and air emissions from the aviation sector are unknown at this time.  Climate change legislation is anticipated in the United States, but it is currently unknown how the potential legislation will be applied to the aviation industry.  The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.  Potential actions may include the imposition of requirements to purchase emission offsets or credits, which could require participation in emission trading (such as required in the European Union), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

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

Additional security requirements may increase our costs and decrease our traffic.  Since September 11, 2001, the Department of Homeland Security ("DHS") and TSA have implemented numerous security measures that affect airline operations and costs, and they are likely to implement additional measures in the future.  Most recently, DHS has begun to implement the US-VISIT program (a program of fingerprinting and photographing foreign visa holders), announced that it will implement greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded the use of federal air marshals on our flights (who do not pay for their seats and thus displace revenue passengers and cause increased customer complaints from displaced passengers), begun investigating a requirement to install aircraft security systems (such as devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening.  DHS also has required certain flights to be cancelled on short notice for security reasons, and has required certain airports to remain at higher security levels than other locations.  In addition, foreign governments also have begun to institute additional security measures at foreign airports we serve, out of their own security concerns or in response to security measures imposed by the United States.

Moreover, the TSA has imposed measures affecting the contents of baggage that may be carried on an aircraft.  The TSA and other security regulators could impose other measures as necessary to respond to security threats that may arise in the future.

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

Airlines may continue to participate in industry consolidation or alliances, which could have a material adverse effect on us.  We are facing stronger competition from carriers that have participated in industry consolidation and from expanded airline alliances and joint ventures.

Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation and additional consolidation may occur in light of the recently completed merger of Delta and Northwest, which changed the competitive environment for us and the entire airline industry.  As a result of the announcement of the Delta/Northwest merger agreement, we conducted a comprehensive review of our strategic alternatives and announced in April 2008 that we had determined that the best course for us was not to merge with another airline at such time.  Through consolidation, carriers have the opportunity to significantly expand the reach of their networks, which is of primary importance to business travelers, and to achieve cost reductions by eliminating redundancy in their networks and their management structures.

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

There may be additional consolidation or changes in airline alliances and/or joint ventures in the future, any of which could change the competitive landscape for the airline industry and have a material adverse effect on us.

Insurance costs could increase materially or key coverage could become unavailable.  The September 11, 2001 terrorist attacks led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines.  Furthermore, our ability to continue to obtain certain types of insurance remains uncertain.  Since the terrorist attacks, the U.S. government has provided war risk (terrorism) insurance to U.S. commercial airlines to cover losses.  War risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market.  If the government discontinues this coverage in whole or in part, we may be able to obtain comparable coverage in the commercial insurance market only, if it is available at all, for substantially higher premiums and on more restrictive terms.  If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

Public health threats affecting travel behavior could have a material adverse effect on the industry.  Public health threats, such as the bird flu, Severe Acute Respiratory Syndrome (SARs) and other highly communicable diseases, outbreaks of which have occurred in various parts of the world in which we operate, could adversely impact our operations and the worldwide demand for air travel.  Any quarantine of personnel or inability to access our facilities or aircraft could adversely affect our operations.  Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for air travel caused by public health threats in the future, may materially adversely affect our operations and financial results.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Flight Equipment

As of December 31, 2008, our operating fleet consisted of 350 mainline jets and 282 regional aircraft.  The 350 mainline jets are operated exclusively by us, while the 282 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 214 are leased or subleased to ExpressJet and operated on our behalf under a capacity purchase agreement with ExpressJet, 30 regional jet aircraft are subleased to ExpressJet but are not operated on our behalf and 30 ERJ-135 regional jet aircraft are temporarily grounded.  Additionally, our regional operating fleet includes 68 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of December 31, 2008:

						Seats in	Average
				Third-Party		Standard	Age
Aircraft Type	Total	Owned	Leased	Aircraft		Configuration	(In Years)

Mainline (a):
777-200ER	20	8	12	-		285	8.6
767-400ER	16	14	2	-		235	7.3
767-200ER	10	9	1	-		174	7.8
757-300	17	9	8	-		216	6.3
757-200	41	15	26	-		175	11.9
737-900ER	17	17	-	-		173	0.6
737-900	12	8	4	-		169	7.3
737-800	116	43	73	-		157	6.8
737-700	36	12	24	-		124	10.0
737-500	42	-	42	-		114	13.1
737-300	23	14	9	-		124	22.6
Total mainline	350	149	201	-			9.4

Regional (b):
ERJ-145XR	89	-	89	-		50
ERJ-145	145	18	107	20	(c)	50
CRJ200LR	17	-	-	17	(c)	50
Q200	16	-	-	16	(d)	37
Q400	15	-	-	15	(e)	74
Total regional	282	18	196	68

Total	632	167	397	68

(a)	Excludes seven grounded Boeing 737-500 aircraft, 12 grounded Boeing 737-300 aircraft and one Boeing 737-800 aircraft delivered but not yet placed into service at December 31, 2008.
(b)	Excludes 30 temporarily grounded ERJ-135 aircraft and 30 ERJ-145 aircraft that are subleased to ExpressJet.
(c)	Operated by Chautauqua under a capacity purchase agreement.
(d)	Operated by CommutAir under a capacity purchase agreement.
(e)	Operated by Colgan under a capacity purchase agreement.

Most of the aircraft and engines we own are subject to mortgages.

Mainline Fleet Activity.  During 2008, we placed into service 17 new Boeing 737-900ER and 11 new Boeing 737-800 aircraft.  We also announced that we would accelerate the retirement of less fuel efficient Boeing 737-300 and 737-500 aircraft from our mainline fleet.  We removed 18 Boeing 737-500 and 25 Boeing 737-300 aircraft from service during 2008.  The Boeing 737-500 aircraft removed from service include ten aircraft that were sold and one aircraft that was declared a loss following a runway accident.  The Boeing 737-300 aircraft removed from service include six aircraft that were returned to the lessors and seven owned aircraft that were consigned for sale.  The remaining Boeing 737-500 and 737-300 aircraft removed from service are grounded until future sale or return to the lessors.  By the end of 2009, we expect to remove 31 additional Boeing 737-500 and 737-300 aircraft from service.  However, some of these planned exits could be postponed due to delays in new aircraft deliveries and the closing of pending aircraft sales.

At December 31, 2008, we had five owned Boeing 737-500 aircraft and five owned Boeing 737-300 aircraft that were grounded.  At December 31, 2008, we also had two temporarily grounded Boeing 737-500 leased aircraft and seven permanently grounded Boeing 737-300 leased aircraft.  These leased aircraft have terms that range from one month to 43 months.  The two leased Boeing 737-500 aircraft that were grounded at December 31, 2008 re-entered our active fleet in January 2009.

We have aircraft sale contracts with two different foreign buyers to sell 15 Boeing 737-500 aircraft.  The buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates for the aircraft.  We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required.  These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.

Regional Fleet Activity.  During 2008, we temporarily grounded all thirty 37-seat ERJ 135 aircraft being flown by ExpressJet on our behalf and notified ExpressJet that these aircraft would be withdrawn from the capacity purchase agreement.  We are evaluating our options regarding these 30 aircraft, including sublease opportunities or permanently grounding them.

In the fourth quarter of 2008, Chautauqua returned seven CRJ200LR aircraft operated for us to the lessors at the lease expiration dates.

In 2008, Colgan began operating fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty on our behalf.  Colgan operates the flights as a Continental Connection carrier under a capacity purchase agreement with us.  In January 2009, we amended the capacity purchase agreement to increase by 15 the number of Q400 aircraft operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for approximately ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all aircraft that it operates under the agreement.  One of Colgan's Q400 aircraft was involved in an accident on February 12, 2009, reducing the number of aircraft currently being flown for us to 14.

Firm Order and Option Aircraft.  As of December 31, 2008, we had firm commitments for 87 new aircraft (54 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.6 billion including related spare engines.  We are currently scheduled to take delivery of 13 Boeing 737 aircraft in 2009 and 11 Boeing 737 aircraft and two Boeing 777 aircraft in 2010.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of December 31, 2008.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect that these aircraft will be placed into service in the first half of 2010.

Facilities

Our principal facilities are located at New York Liberty, Houston Bush, Cleveland Hopkins and A.B. Won Pat International Airport in Guam.  Substantially all of these facilities are leased on a net-rental basis, as we are responsible for maintenance, insurance and other facility-related expenses and services.  At each location, we generally have multiple leases covering different types of facilities, and those leases have expiration dates ranging from 2009 to 2030.

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

At December 31, 2008, we had an accrual for estimated costs of environmental remediation throughout our system of $33 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2008.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our Class B common stock, which we refer to as our common stock, trades on the NYSE under the symbol "CAL."  The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2008 and 2007.

		Class B Common Stock
		High	Low

2008	Fourth Quarter	$20.89	$9.49
	Third Quarter	$21.40	$5.91
	Second Quarter	$23.42	$9.70
	First Quarter	$31.25	$17.19

2007	Fourth Quarter	$37.79	$21.59
	Third Quarter	$38.79	$26.21
	Second Quarter	$44.10	$32.00
	First Quarter	$52.40	$35.22

As of February 13, 2009, there were approximately 19,273 holders of record of our common stock.  We have paid no cash dividends on our common stock and have no current intention of doing so.  Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilots' defined benefit pension plan, measured from March 31, 2005.  Through February 18, 2009, we have made $470 million of contributions to this plan.

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

Equity Compensation Plans

See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans as of December 31, 2008.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

The following table sets forth the selected financial data of the Company derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto contained in Item 8.  "Financial Statements and Supplementary Data."

Statement of Operations Data (in millions except per share data) (1):
	Year Ended December 31,
	2008	2007	2006	2005	2004

Operating revenue	$15,241	$14,232	$13,128	$11,208	$9,899

Operating expenses	15,555	13,545	12,660	11,247	10,137

Operating income (loss)	(314)	687	468	(39)	(238)

Income (loss) before cumulative effect of change in accounting principle	(585)	459	369	(68)	(409)

Cumulative effect of change in accounting principle	-	-	(26)	-	-

Net income (loss)	(585)	459	343	(68)	(409)

Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(5.54)	$ 4.73	$ 4.15	$(0.96)	$(6.19)
Cumulative effect of change in accounting principle	-	-	(0.29)	-	-
Net income (loss)	$(5.54)	$ 4.73	$ 3.86	$(0.96)	$(6.19)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(5.54)	$ 4.18	$ 3.53	$(0.97)	$(6.25)
Cumulative effect of change in accounting principle	-	-	(0.23)	-	-
Net income (loss)	$(5.54)	$ 4.18	$ 3.30	$(0.97)	$(6.25)

(1)	Includes the following special income (expense) items for year ended December 31 (in millions):

	2008	2007	2006	2005	2004

Operating (expense) income:
Pension settlement/curtailment charges	$(52)	$(31)	$(59)	$(83)	$ -
Aircraft-related charges, net of gains on sales of aircraft	(40)	22	18	16	(87)
Severance	(34)	-	-	-	-
Route impairment and other	(55)	(4)	14	-	(52)

Nonoperating (expense) income:
Gains on sale of investments	78	37	92	204	-
Loss on fuel hedge contracts with Lehman Brothers	(125)	-	-	-	-
Write-down of auction rate securities, net of put right received	(34)	-	-	-	-

Income tax credit (expense) related to NOL utilization	28	(104)	-	-	-

Cumulative effect of change in accounting principal	-	-	(26)	-	-

Balance Sheet Data (in millions):
	As of December 31,
	2008	2007	2006	2005	2004

Unrestricted cash, cash equivalents and short-term investments	$2,643	$2,803	$2,484	$ 1,957	$ 1,458

Total assets	12,686	12,105	11,308	10,529	10,511

Long-term debt and capital lease obligations	5,371	4,366	4,859	5,057	5,167

Stockholders' equity	105	1,550	347	226	155

Selected Operating Data

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 78 or fewer seats (for turboprops).  As of December 31, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan under capacity purchase agreements.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Mainline Operations:
Passengers (thousands) (1)	48,682	50,960	48,788	44,939	42,743
Revenue passenger miles (millions) (2)	82,806	84,309	79,192	71,261	65,734
Available seat miles (millions) (3)	102,527	103,139	97,667	89,647	84,672
Cargo ton miles (millions)	1,005	1,037	1,075	1,018	1,026

Passenger load factor (4):
Mainline	80.8%	81.7%	81.1%	79.5%	77.6%
Domestic	83.3%	83.9%	83.6%	81.2%	77.4%
International	78.2%	79.4%	78.2%	77.5%	77.9%

Passenger revenue per available seat mile (cents)	11.10	10.47	9.96	9.32	8.82
Total revenue per available seat mile (cents)	12.51	11.65	11.17	10.46	9.83
Average yield per revenue passenger mile (cents) (5)	13.75	12.80	12.29	11.73	11.37
Average fare	$232.26	$214.06	$201.81	$188.67	$177.90

Cost per available seat mile, including special charges (cents)	12.44	10.83	10.56	10.22	9.84
Special charges per available seat miles (cents)	0.15	0.01	0.03	0.07	0.16

Average price per gallon of fuel, including fuel taxes	$3.27	$2.18	$2.06	$1.78	$1.19
Fuel gallons consumed (millions)	1,498	1,542	1,471	1,376	1,333

Aircraft in fleet at end of period (6)	350	365	366	356	349
Average length of aircraft flight (miles)	1,494	1,450	1,431	1,388	1,325
Average daily utilization of each aircraft (hours) (7)	11:06	11:34	11:07	10:31	9:55

Regional Operations:
Passengers (thousands) (1)	18,010	17,970	18,331	16,076	13,739
Revenue passenger miles (millions) (2)	9,880	9,856	10,325	8,938	7,417
Available seat miles (millions) (3)	12,984	12,599	13,251	11,973	10,410
Passenger load factor (4)	76.1%	78.2%	77.9%	74.7%	71.3%
Passenger revenue per available seat mile (cents)	18.14	17.47	17.15	15.67	15.09
Average yield per revenue passenger mile (cents) (5)	23.83	22.33	22.01	20.99	21.18
Aircraft in fleet at end of period (6)	282	263	282	266	245

Consolidated Operations:
Passengers (thousands) (1)	66,692	68,930	67,119	61,015	56,482
Revenue passenger miles (millions) (2)	92,686	94,165	89,517	80,199	73,151
Available seat miles (millions) (3)	115,511	115,738	110,918	101,620	95,082
Passenger load factor (4)	80.2%	81.4%	80.7%	78.9%	76.9%
Passenger revenue per available seat mile (cents)	11.89	11.23	10.82	10.07	9.51
Average yield per revenue passenger mile (cents) (5)	14.82	13.80	13.41	12.76	12.36

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.
(6)
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

Overview

We recorded a net loss of $585 million for the year ended December 31, 2008, as compared to net income of $459 million for the year ended December 31, 2007.  Our net loss in 2008 was primarily the result of significantly higher fuel prices.  Our results for both 2008 and 2007 were also affected by a number of special items, detailed below under "Results of Operations."

2008 Financial Highlights and Challenges

•	Total revenue grew 7.1% during 2008 as compared to 2007 due to increased fares, international growth and new ancillary fees.

•	Operating income (loss), a key measure of our performance, decreased $1.0 billion to a $314 million loss during 2008 as compared to 2007, due primarily to higher fuel prices.

•	We raised approximately $1.2 billion in cash through new financings, the issuance of common stock and the sale of our remaining equity interest in Copa.

•	Unrestricted cash, cash equivalents and short-term investments totaled $2.6 billion at December 31, 2008.

2008 Operational Highlights

•
Consolidated traffic decreased 1.6% and capacity decreased 0.2% during 2008 as compared to 2007, resulting in a consolidated load factor of 80.2%, 1.2 points below the prior year consolidated load factor.

•	We inaugurated service between New York Liberty and Houston Bush to London's Heathrow airport.

•
We recorded a DOT on-time arrival rate of 74.0% for Continental mainline flights and a mainline segment completion factor of 98.9% for 2008, compared to a DOT on-time arrival rate of 74.3% and a mainline segment completion factor of 99.2% for 2007.

•	We took delivery of 17 Boeing 737-900ER and 12 Boeing 737-800 aircraft and removed 18 Boeing 737-500 and 25 Boeing 737-300 aircraft from our mainline fleet.

•	Sales on continental.com, our lowest cost distribution channel, totaled $3.9 billion, an increase of 11% over 2007.

Outlook

The combination of weakening economic conditions, turmoil in the global capital markets and highly volatile fuel prices has resulted in a difficult financial environment for U.S. network carriers and continues to hinder our ability to achieve and sustain profitability.  These significant challenges facing our industry caused several smaller carriers to declare bankruptcy in 2008, most of which ceased passenger operations.  We and many of our domestic network competitors reduced domestic capacity, increased fares and fees, reduced costs and took other measures to address the challenges.  We also raised approximately $1.2 billion in cash during 2008 through a number of financings to strengthen our unrestricted cash and short-term investments balance, which was $2.6 billion at December 31, 2008.  However, we have significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.  To meet these obligations, we must access the global capital markets and/or return to sustained profitability.  Historically, we have obtained financing for many of these debt obligations and capital commitments, particularly the acquisition of aircraft and spare engines.  Due to the troubled global capital markets, however, we may be unable to obtain financing or otherwise access the capital markets on favorable terms.

Economic Conditions.  The U.S. and global economies are currently in a recession.  The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies.  For 2008, a year in which the U.S. gross domestic product experienced its largest contraction in 25 years, traffic for the seven largest U.S. carriers, measured in miles flown by revenue passengers, fell approximately 2% as compared to 2007, the first such annual decline in five years.  This decline in demand has disproportionately reduced the volume of high yield traffic in the premium cabins on international flights, as many business and leisure travelers are either curtailing their international travel or purchasing lower yield economy tickets.

The current economic crisis has severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  If the capital markets do not improve, whether through measures implemented by the U.S. and foreign governments, such as the Emergency Economic Stabilization Act of 2008, or otherwise, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.

Fuel Costs.  The extreme volatility in jet fuel prices, which were very high by historical standards during much of 2008, continues to impair our ability to achieve and sustain profitability.  During the twelve months ended December 31, 2008, the spot price per gallon of Gulf Coast jet fuel averaged $2.96 compared to $2.17 for the same period in 2007, with Gulf Coast jet fuel closing prices peaking at $4.21 per gallon during the year.  In response to high fuel prices and to address the risk of further escalations in fuel prices, most of the major network carriers (including us) continued to enter into fuel hedging arrangements, including collars which minimize the up-front costs.  However, in the second half of the year, the price of crude oil fell from a peak of $147.27 per barrel on July 11, 2008 to a low of $32.40 per barrel on December 19, 2008, the first time in almost five years that the price fell below $35 per barrel.  The precipitous decline in oil prices has resulted in significant costs to us and to those other carriers with hedging arrangements obligating them to make payments to the counterparties to the extent that the price of crude falls below a specified level.  Declining crude oil prices have resulted in us being required to post significant amounts of collateral to cover potential amounts owed with respect to contracts that have not yet settled.  At December 31, 2008, our fuel derivatives were in a net liability position of $415 million and we had posted cash collateral with our counterparties totaling $171 million.

Although we experienced some success raising ticket prices and adding or increasing fees during part of 2008, we were unable to increase our revenue sufficiently to keep pace with the escalating fuel prices and suffered a substantial loss in 2008.  If fuel prices return to these historically high levels, we may again be unable to raise fares or other fees sufficiently to offset our increased costs fully.  Consequently, further increases in jet fuel prices, as well as disruptions in fuel supplies, could have a material adverse effect on our results of operations, financial condition and liquidity.

Based on our expected fuel consumption in 2009, a one dollar change in the price of a barrel of crude oil would change our annual fuel expense by approximately $41 million, before considering refining margins and the impact of our fuel hedging program.  We believe that our modern, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers and a permanent hedge against rising fuel prices.

As of December 31, 2008, we have hedged approximately 23% of our projected consolidated fuel requirements for 2009 with crude oil collars, options and swaps, excluding contracts with Lehman Brothers which we terminated in January 2009.  See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for details of our hedge position at December 31, 2008.

Capacity.  Our long-term target remains to grow our mainline capacity between 5% and 7% annually.  However, because of adverse economic conditions, we have reduced our capacity significantly and rescheduled aircraft deliveries, and we do not anticipate returning to significant capacity growth until the level of demand for air travel and economic conditions improve sufficiently to justify such growth.

In September 2008, at the conclusion of the peak summer season, we implemented significant reductions in flying and staffing necessary for us to adjust further to the then high cost of fuel, a weakening economy and a weak dollar.  In conjunction with the reductions in flying, we announced that we would accelerate the retirement of all of our Boeing 737-300 aircraft and a significant number of our 737-500 aircraft to remove a majority of the least fuel-efficient aircraft from our mainline fleet by the end of 2009.  The retirement of as many as 15 of the 737-500 aircraft may be delayed, however, if the parties that agreed to purchase those aircraft continue to be unable to obtain financing in the troubled global capital markets.  As a result of the capacity reductions, we eliminated approximately 3,000 employee positions.

Our future ability to grow our capacity could be adversely impacted by delays in aircraft deliveries.  Boeing has announced several delays to its 787 aircraft program.  We expect the first of our 25 Boeing 787 aircraft to deliver in 2011 instead of the first half of 2009 as originally scheduled.  As a result, our anticipated mainline capacity in 2010 and thereafter may be reduced, particularly if we are unable to make alternative arrangements to acquire long-range aircraft on commercially acceptable terms.  However, in order to provide flexibility for our widebody aircraft needs, we announced orders in February 2008 for eight new Boeing 777 aircraft, the first two of which are now scheduled to deliver in 2010.

We are currently scheduled to take delivery of 13 Boeing 737 aircraft in 2009 and 11 Boeing 737 aircraft and two Boeing 777 aircraft in 2010.  In addition, we have agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect that these Boeing 757-300 aircraft will be placed into service in the first half of 2010.

Competition.  Competition in most of our domestic markets from other carriers, as well as our response to this competition, continues to result in increased capacity and lower yields in many of those markets.  In addition, several of our domestic competitors have increased their international capacity, including service to some destinations that we currently serve, resulting in lower yields and/or load factors in affected markets.  The "open skies" agreement between the United States and the European Union, which became effective in March 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional integration opportunities between or among U.S. and European carriers.  For example, Air France-KLM, Delta and Northwest have received anti-trust immunity to form a new trans-Atlantic joint venture among those airlines and to coordinate routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines.  American Airlines, British Airways and Iberia have requested anti-trust immunity for a similar trans-Atlantic joint venture, which would also involve many of the same benefits.  However, we also expect that our ability to compete in the trans-Atlantic markets will be enhanced by our previously announced alliance-related activities.

Star Alliance.  In 2008, we entered into framework agreements with United, Lufthansa and Air Canada, each a member of Star Alliance, pursuant to which we plan to develop an extensive code-share relationship and reciprocity of frequent flier programs, elite customer recognition and airport lounge use with these other airlines.  We plan to implement these relationships and join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance as promptly as practicable following our exit from SkyTeam.  We will exit SkyTeam effective with our last flight on October 24, 2009.

On July 23, 2008, we filed an application with the DOT to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity.  Approval by the DOT of this application would enable us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service and would provide competitive balance to antitrust-immunized carriers in SkyTeam.  Additionally, we, United, Lufthansa and Air Canada have requested DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for our respective customers, offering those customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world.  In addition, we are seeking a modification to our existing pilot collective bargaining agreement, which presently prohibits us from engaging in a revenue or profit sharing agreement with a domestic air carrier, to permit us to enter into such joint ventures.

Please see Part I, Item 1. "Business - Alliances" and Part I, Item 1A. "Risk Factors - Risk Factors Relating to the Company" for future discussion of our transition to Star Alliance.

Labor Costs.  Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  During 2008, we met with representatives of the applicable unions to engage in bargaining for amended collective bargaining agreements.  These talks will continue in 2009 with a goal of reaching agreements that are fair to us and to our employees.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.

Results of Operations

Special Items.  The comparability of our financial results between years is affected by a number of special items.  Our results for each of the last three years included the following special items (in millions):

	Income (Expense)
	2008	2007	2006

Pension settlement charges (1)	$ (52)	$(31)	$(59)
Aircraft-related charges, net of gains on sales of aircraft (2)	(40)	22	18
Severance (2)	(34)	-	-
Route impairment and other (2)	(55)	(4)	14
Total special operating items	(181)	(13)	(27)

Gains on sales of investments (3)	78	37	92
Loss on fuel hedge contracts with Lehman Brothers (4)	(125)	-	-
Write-down of auction rate securities, net of put right received (5)	(34)	-	-
Total special non-operating items	(81)	37	92

Income tax credit (expense) related to NOL utilization (6)	28	(104)	-
Cumulative effect of change in accounting principle (SFAS 123R) (7)	-	-	(26)

(1)	See Note 11 to our consolidated financial statements included in Item 8.
(2)	See Note 13 to our consolidated financial statements included in Item 8.
(3)	See Note 14 to our consolidated financial statements included in Item 8.
(4)	See Note 7 to our consolidated financial statements included in Item 8.
(5)	See Note 6 to our consolidated financial statements included in Item 8.
(6)	See Note 12 to our consolidated financial statements included in Item 8.
(7)	See Note 9 to our consolidated financial statements included in Item 8.

Comparison of Year Ended December 31, 2008 to December 31, 2007

Consolidated Results of Operations

Significant components of our consolidated operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating revenue	$15,241	$14,232	$ 1,009	7.1%
Operating expenses	15,555	13,545	2,010	14.8%
Operating income (loss)	(314)	687	(1,001)	NM
Nonoperating income (expense)	(370)	(121)	249	NM
Income tax benefit (expense)	99	(107)	206	NM

Net income (loss)	$ (585)	$ 459	$(1,044)	NM

NM - Not meaningful

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the year ended December 31, 2008 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:

	Revenue	% Increase (Decrease) in 2008 vs 2007
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$ 5,633	1.2%	6.4%	(4.9)%
Trans-Atlantic	2,983	11.6%	2.5%	8.9%
Latin America	1,750	12.1%	9.4%	2.5%
Pacific	1,016	2.3%	8.5%	(5.6)%
Total Mainline	11,382	5.4%	6.0%	(0.6)%

Regional	2,355	7.0%	3.8%	3.1%

Total	13,737	5.7%	5.9%	(0.2)%

Cargo	497	9.7%
Other	1,007	28.4%

Operating revenue	$15,241	7.1%

Passenger revenue increased due to increased international traffic on increased capacity and increased fares.  The improved RASM reflects our actions taken to increase fares and implement more restrictions on low fare tickets, as well as our domestic capacity reductions commenced in September 2008.

Cargo revenue increased due to higher fuel surcharge rates and increased mail volume.  Other revenue increased due to higher revenue associated with sales of mileage credits on our OnePass frequent flyer program, higher ticket change fees, the implementation of new fees for checking bags and changes in how certain costs are handled under the Amended ExpressJet CPA.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the year ended December 31 (in millions, except percentage changes):

	2008	2007	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$ 4,905	$ 3,354	$1,551	46.2%
Wages, salaries and related costs	2,957	3,127	(170)	(5.4)%
Regional capacity purchase, net	2,073	1,793	280	15.6%
Aircraft rentals	976	994	(18)	(1.8)%
Landing fees and other rentals	853	790	63	8.0%
Distribution costs	717	682	35	5.1%
Maintenance, materials and repairs	612	621	(9)	(1.4)%
Depreciation and amortization	438	413	25	6.1%
Passenger services	406	389	17	4.4%
Special charges	181	13	168	NM
Other	1,437	1,369	68	5.0%
	$15,555	$13,545	$2,010	14.8%

Operating expenses increased 14.8% primarily due to the following:

•
Aircraft fuel and related taxes increased due to a 50.5% increase in jet fuel prices.  Our average jet fuel price per gallon including related taxes increased to $3.27 in 2008 from $2.18 in 2007.  Our average jet fuel price includes losses related to our fuel hedging program of $0.10 per gallon in 2008, compared to gains of $0.02 per gallon in 2007.

•
Wages, salaries and related costs decreased primarily due to a $172 million decrease in profit sharing expenses.  Although the average number of full time equivalent employees decreased approximately 1% in 2008, the impact on expenses was offset by wage increases.

•
Regional capacity purchase, net includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  Regional capacity purchase, net includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us in 2007 and the first six months of 2008.  Under the Amended ExpressJet CPA, ExpressJet no longer pays sublease rent for aircraft operated on our behalf.  The net amounts consisted of the following for the year ended December 31 (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Capacity purchase expenses	$1,181	$1,379	$(198)	(14.4)%
Fuel and fuel taxes	1,014	680	334	49.1%
Aircraft sublease income	(122)	(266)	(144)	(54.1)%

Regional capacity purchase, net	$2,073	$1,793	$ 280	15.6%

The net expense was higher in 2008 than in 2007 primarily due to higher fuel expense.  Fuel expense increased 49.1% over the 2007 expense as a result of higher fuel prices.  Fuel expense includes a proportionate share of gains and losses related to our fuel hedging program.  Netting together capacity purchase expenses and aircraft sublease income in 2008 for comparison to 2007, the net expense did not change significantly.  Sublease income of $76 million and $79 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement for 2008 and 2007, respectively, is recorded as other revenue.

•
Aircraft rentals decreased due to the retirement of several Boeing 737 aircraft.  New aircraft delivered in 2008 were all purchased, with the related expense being reflected in depreciation and amortization.

•	Landing fees and other rentals increased primarily due to a higher number of international flights and rate increases.

•	Distribution costs, which consist primarily of reservation booking fees, credit card fees and commissions, increased due to a 5.7% increase in passenger revenue.

•
Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses, changes in how certain costs are handled under the new Amended ExpressJet CPA and higher OnePass reward expenses.

•
Special charges in 2008 included $52 million of non-cash settlement charges related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired, $40 million of aircraft-related charges, net of gains on sales of aircraft, $34 million in severance and $55 million of route impairment and other charges.

Aircraft-related charges, net of gains on sales of aircraft, of $40 million include non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets.  Following the decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 fleet by the end of 2009, we evaluated the ongoing value of the assets associated with these fleets.  Fleet assets include owned aircraft, improvements on leased aircraft, spare parts, spare engines and simulators.  Based on our evaluation, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value.  We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.  Aircraft-related charges, net of gains on sales of aircraft in 2008 also includes charges for future lease costs on permanently grounded 737-300 aircraft and gains on the sale of ten Boeing 737-500 aircraft.

In conjunction with the capacity reductions, we incurred $34 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence during 2008.  Approximately 3,000 positions were eliminated as a result of the capacity reductions, the majority of which were implemented in September 2008.

Route impairment and other special charges in 2008 of $55 million includes an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our flights between New York Liberty and London from London Gatwick Airport to London Heathrow Airport and $37 million of charges related to contract settlements with regional carriers and unused facilities.

Special charges in 2007 consisted of a $31 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and $22 million of gains on the sale of three Boeing 737-500 aircraft.  Additionally, we recorded a $4 million increase to the liability for the long-term disability plan for our pilots related to a change in the mandatory retirement age for our pilots from age 60 to 65.  This change was signed into law on December 13, 2007.

Nonoperating Income (Expense).  Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), gains from dispositions of investments and any ineffectiveness of our derivative financial instruments.  Total nonoperating expense increased $249 million in 2008 compared to 2007 due primarily to the following:

•
Net interest expense increased $71 million primarily due to lower interest income resulting from lower interest rates on investments and lower cash, cash equivalents and short-term investments balances.

•
Gain on sale of investments of $78 million in 2008 related to the sale of our remaining interests in Copa.  Gain on sale of investments in 2007 consisted of $30 million related to the sale of our interest in ARINC, Inc. ("ARINC") and $7 million related to the sale of our remaining interest in Holdings.

•
Other nonoperating income (expense) included $125 million expense related to changes in the fair value of fuel derivative contracts with Lehman Brothers that were deemed ineffective after Lehman Brothers declared bankruptcy in 2008.  Additionally, we recorded a loss of $34 million in 2008 to reflect the decline in the value of our student loan-related auction rate securities, net of the value of a put right we received permitting us to sell certain of the auction rate securities.  This account also includes other fuel hedge ineffectiveness gains of $26 million and $14 million in 2008 and 2007, respectively, caused by our non-jet fuel derivatives experiencing a higher relative change in value than the jet fuel being hedged.

Other variances in other nonoperating income (expense) include $37 million of foreign currency exchange losses in 2008 compared to gains of $2 million in 2007, a $16 million mark-to-market loss on investments supporting company owned life insurance policies in 2008 compared to a $3 million gain in 2007 and $6 million less equity in earnings of other companies in 2008 compared to 2007 resulting from our decreased ownership of Copa and Holdings.

Income Taxes.  In the fourth quarter of 2007, we recorded income tax expense of $104 million to increase the valuation allowance to be fully reserved for certain NOLs, expiring in 2008 through 2011, which more likely than not would not be realized prior to their expiration.  In the second quarter of 2008, we recorded an income tax credit of $28 million resulting from higher utilization of those NOLs than had been previously anticipated.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 78 or fewer seats (for turboprops).  As of December 31, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

	2008	2007	Increase (Decrease)	% Increase (Decrease)

Operating revenue	$12,827	$12,019	$ 808	6.7%

Operating expenses:
Aircraft fuel and related taxes	4,905	3,354	1,551	46.2%
Wages, salaries and related costs	2,850	3,073	(223)	(7.3)%
Aircraft rentals	662	680	(18)	(2.6)%
Landing fees and other rentals	782	738	44	6.0%
Distribution costs	611	583	28	4.8%
Maintenance, materials and repairs	612	621	(9)	(1.4)%
Depreciation and amortization	427	400	27	6.8%
Passenger services	384	374	10	2.7%
Special charges	155	13	142	NM
Other	1,365	1,335	30	2.2%
	12,753	11,171	1,582	14.2%

Operating income	$ 74	$ 848	$(774)	(91.3)%

The variances in specific line items for the mainline segment were due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating revenue	$2,414	$2,213	$ 201	9.1%

Operating expenses:
Wages, salaries and related costs	107	54	53	98.1%
Regional capacity purchase, net	2,073	1,793	280	15.6%
Aircraft rentals	314	314	-	-
Landing fees and other rentals	71	52	19	36.5%
Distribution costs	106	99	7	7.1%
Depreciation and amortization	11	13	(2)	(15.4)%
Passenger services	22	15	7	46.7%
Special charges	26	-	26	NM
Other	72	34	38	NM
	2,802	2,374	428	18.0%

Operating loss	$(388)	$(161)	$(227)	NM

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it provides flow traffic to our hubs.  The variances in material line items for the regional segment reflect generally the same factors discussed under consolidated results of operations and a change in 2008 in how certain costs are handled under the new Amended ExpressJet CPA.

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

Operating Revenue.  The table below shows components of operating revenue for the year ended December 31, 2007 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:

	Revenue	% Increase (Decrease) in 2007 vs 2006
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$ 5,567	5.9%	1.3%	4.5%
Trans-Atlantic	2,673	23.1%	10.0%	11.9%
Latin America	1,561	12.0%	9.4%	2.4%
Pacific	992	9.4%	8.2%	1.1%
Total Mainline	10,793	10.9%	5.0%	5.6%

Regional	2,202	(3.2)%	1.9%	(4.9)%

Total	12,995	8.3%	3.8%	4.3%

Cargo	453	(0.9)%
Other	784	17.4%

Operating revenue	$14,232	8.4%

Passenger revenue increased due to increased traffic and fares.  Along with other domestic airlines, we raised fares in an effort to offset fuel price increases.  The fare increases were successful in part due to less capacity in domestic markets from reduced flying by competitors.  Consolidated RASM increased year-over-year due to higher yields and load factors.  The improved RASM reflects our actions taken to improve the mix of local versus flow traffic and reduce discounting.  Consolidated RASM was adversely affected by our reduction in regional flying, which historically has had significantly higher RASM than our mainline flying due to the shorter stage length of regional flights.

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

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the year ended December 31 (in millions, except percentage changes):

	2007	2006	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$3,354	$3,034	$ 320	10.5%
Wages, salaries and related costs	3,127	2,875	252	8.8%
Regional capacity purchase, net	1,793	1,791	2	0.1%
Aircraft rentals	994	990	4	0.4%
Landing fees and other rentals	790	764	26	3.4%
Distribution costs	682	650	32	4.9%
Maintenance, materials and repairs	621	547	74	13.5%
Depreciation and amortization	413	391	22	5.6%
Passenger services	389	356	33	9.3%
Special charges	13	27	(14)	NM
Other	1,369	1,235	134	10.9%
	$13,545	$12,660	$ 885	7.0%

Operating expenses increased 7.0% primarily due to the following:

•
Aircraft and related taxes increased due to higher fuel prices and a 5.6% increase in mainline capacity.  Our average jet fuel price per gallon including related taxes increased to $2.18 in 2007 from $2.06 in 2006.  Our average jet fuel price includes gains related to our fuel hedging program of $0.02 per gallon in 2007, compared to losses of  $0.03 per gallon in 2006.

•
Wages, salaries and related costs increased primarily due to a 3.7% increase in the average number of full time equivalent employees necessary to support our growth and an increase of $72 million for profit sharing and on-time performance incentive expenses.

•
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

The net expense was higher in 2007 than in 2006 due to higher fuel expense.  Fuel expense increased 2.6% over the 2006 expense as a result of higher fuel prices.  Sublease income was lower in 2007 as 67 aircraft were removed from our service.  Sublease income of $79 million on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA is recorded as other revenue.  These factors were offset by a decrease in regional capacity, which was attributable to reduced flying by ExpressJet, partially offset by new capacity provided by Chautauqua.

•
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

•	Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses.

•
Special charges in 2007 consisted of a $31 million non-cash settlement charge related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired and $22 million of gains on the sale of three Boeing 737-500 aircraft.  Additionally, we recorded a $4 million increase to the liability for the long-term disability plan for our pilots related to a change in the mandatory retirement age for our pilots from age 60 to 65.  This change was signed into law on December 13, 2007.  Special charges in 2006 consisted of $59 million of similar non-cash pension settlement charges, an $18 million credit attributable to a reduction of our accruals for future lease payments and return conditions related to  permanently grounded MD-80 aircraft following negotiated settlements with aircraft lessors and a $14 million credit related to our officers' voluntary surrender of stock price based restricted stock unit ("RSU") awards.

Nonoperating Income (Expense).  Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), gains from dispositions of investments and any ineffectiveness of our derivative financial instruments.  Total nonoperating expense increased $22 million in 2007 compared to 2006 due primarily to the following:

•	Net interest expense decreased $18 million primarily as a result of increased interest income on our higher cash balances.

•
Other nonoperating income (expense) includes hedge ineffectiveness gains related to our fuel hedges that totaled $14 million during 2007.  This ineffectiveness arose because our heating oil collars experienced a higher increase in value than the jet fuel being hedged.  Hedge ineffectiveness was not material in 2006.  Other nonoperating income (expense) also includes our equity in the earnings of Copa and Holdings and income related to our tax sharing agreement with Holdings in 2006.  These amounts were $23 million lower in 2007 as compared to 2006 as a result of our reduced ownership interests in Holdings and Copa and a decrease in income recognized from our tax sharing agreement with Holdings.

•
Gain on sale of investments in 2007 consisted of $30 million related to the sale of our interest in ARINC, Inc. and $7 million related to the sale of all of our remaining interest in Holdings.  In 2006, we recognized a gain of $92 million related to the sale of 7.5 million shares of Copa's Class A common stock.

Income Taxes.  In the fourth quarter of 2007, we recorded a non-cash tax charge of $104 million to increase the deferred tax asset valuation allowance to be fully reserved for certain NOLs expiring in 2008 through 2011.  Additional income tax expense of $3 million during 2007 is attributable to state and foreign income taxes.

Cumulative Effect of Change in Accounting Principle.  Stock price based RSU awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to award holders if there are specified increases in our stock price over multi-year performance periods.  Prior to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," ("SFAS 123R") on January 1, 2006, we had recognized no liability or expense related to our stock price based RSU awards because the targets set forth in the program had not been met.  However, SFAS 123R requires these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets have been met.  On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to our outstanding stock price based RSU awards at that date, which reduced 2006 earnings by $26 million.  The final stock price based RSU awards were paid out in January 2008.  Following this payout, there are no stock price based RSU awards outstanding.

Segment Results of Operations

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

	2007	2006	Increase (Decrease)	% Increase (Decrease)

Operating revenue	$12,019	$10,907	$1,112	10.2%

Operating expenses:
Aircraft fuel and related taxes	3,354	3,034	320	10.5%
Wages, salaries and related costs	3,073	2,830	243	8.6%
Aircraft rentals	680	678	2	0.3%
Landing fees and other rentals	738	720	18	2.5%
Distribution costs	583	541	42	7.8%
Maintenance, materials and repairs	621	547	74	13.5%
Depreciation and amortization	400	378	22	5.8%
Passenger services	374	341	33	9.7%
Special charges	13	27	(14)	NM
Other	1,335	1,218	117	9.6%
	11,171	10,314	857	8.3%

Operating income	$ 848	$ 593	$ 255	43.0%

The variances in specific line items for the mainline segment were due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Operating revenue	$2,213	$2,221	$ (8)	(0.4)%

Operating expenses:
Wages, salaries and related costs	54	45	9	20.0%
Regional capacity purchase, net	1,793	1,791	2	0.1%
Aircraft rentals	314	312	2	0.6%
Landing fees and other rentals	52	44	8	18.2%
Distribution costs	99	109	(10)	(9.2)%
Depreciation and amortization	13	13	-	-
Passenger services	15	15	-	-
Other	34	17	17	100.0%
	2,374	2,346	28	1.2%

Operating loss	$ (161)	$ (125)	$ 36	28.8%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it provides flow traffic to our hubs.  The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations.

Liquidity and Capital Resources

As of December 31, 2008, we had $2.6 billion in unrestricted cash, cash equivalents and short-term investments, which is $160 million lower than at December 31, 2007.  At December 31, 2008, we also had $190 million of restricted cash, cash equivalents and short-term investments, which was primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.  Restricted cash, cash equivalents and short-term investments at December 31, 2007 totaled $179 million.

We do not currently have any undrawn lines of credit or revolving credit facilities and most of our otherwise readily financeable assets are encumbered.  The current economic crisis has severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  If the capital markets do not improve, whether through measures implemented by the U.S. and foreign governments, such as the Emergency Economic Stabilization Act of 2008, or otherwise, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.  As a result, the continued lack of liquidity in the capital markets could have a material adverse effect on our results of operations and financial condition.

We expect to fund our future capital and purchase commitments through internally generated funds, general company financings and aircraft financing transactions.  However, particularly in light of the troubled capital markets, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

Sources and Uses of Cash

Operating Activities.  Net cash flows used by operations for the year ended December 31, 2008 were $324 million, a decrease of $1.5 billion from the $1.1 billion in net cash provided by operating activities in 2007.  The decrease in cash flows provided by operations in 2008 compared to 2007 is primarily the result of our 2008 loss caused by higher fuel expenses.  In addition, operating cash flows in 2008 were negatively impacted by our posting $171 million of cash collateral related to our fuel hedges, which were in a net liability position at December 31, 2008.

Investing Activities.  Cash flows used in investing activities for the year ended December 31 were as follows (in millions):

			Cash
			Increase
	2008	2007	(Decrease)

Capital expenditures	$(504)	$(445)	$ (59)
Purchase deposits refunded (paid) in connection with future aircraft deliveries, net	102	(219)	321
Proceeds (purchase) of short-term and long-term investments, net	137	(314)	451
Proceeds from sales of investments, net	149	65	84
Proceeds from sales of property and equipment	113	67	46
Decrease (increase) in restricted cash, net	(13)	86	(99)
	$ (16)	$(760)	$744

Capital expenditures for 2008 consisted of $177 million of fleet expenditures, $273 million of non-fleet expenditures and $54 million for rotable parts and capitalized interest.  Fleet expenditures in 2008 included the installation of Audio/Video on Demand entertainment systems for Boeing 777 and 757 aircraft and the installation of winglets to improve fuel efficiency.  The 2008 non-fleet expenditures are primarily slots at London's Heathrow Airport, ground service equipment and technology and terminal enhancements.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of December 31, 2008, we had firm commitments for 87 new Boeing aircraft scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.6 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of December 31, 2008.  Projected net capital expenditures for 2009 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$190
Non-fleet	210
Spare parts and capitalized interest	55
Total	$455
Aircraft purchase deposits	40
Projected net capital expenditures	$495

While some of our projected capital expenditures are related to projects to which we have committed, a significant number of projects can be deferred.  Should economic conditions warrant, we will reduce our capital expenditures, and will be able to do so without materially affecting our operations in the near term.

We sold ten Boeing 737-500 aircraft in 2008 and received cash proceeds of $90 million.  We have aircraft sale contracts with two different foreign buyers to sell 15 Boeing 737-500 aircraft.  The buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates for the aircraft.  We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required.  We expect to operate each aircraft scheduled for delivery in 2009 until shortly before its delivery date.  These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.

Net purchase deposits paid were lower in 2008 than in 2007 as the result of higher refunds in 2008 due to aircraft deliveries.

In May 2008, we sold all of our remaining shares of Copa Class A common stock for net proceeds of $149 million and recognized a gain of $78 million.

In 2007, we sold all of our shares of Holdings common stock to third parties for cash proceeds of $35 million.  We also sold our interest in ARINC in the fourth quarter of 2007 for cash proceeds of $30 million.

Sales of property and equipment in 2007 included the sale of three 737-500 aircraft for $44 million in cash.

Financing Activities.  Cash flows provided by (used in) financing activities for the year ended December 31 were as follows (in millions):

			Cash
			Increase
	2008	2007	(Decrease)

Payments on long-term debt and capital lease obligations	$(641)	$ (429)	$(212)
Proceeds from issuance of long-term debt	642	26	616
Proceeds from public offering of common stock, net	358	-	358
Proceeds from issuance of common stock pursuant to stock plans	18	35	(17)
	$ 377	$(368)	$ 745

Cash flows provided by financing activities increased in 2008 due to new borrowings and proceeds from public offerings totaling 24 million shares of Class B common stock.  In addition to the amounts presented in the table above, we acquired $1.0 billion of property and equipment through the issuance of debt in 2008, compared to $190 million in 2007.

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

On June 10, 2008, we entered into an amendment and restatement of our Bankcard Agreement with Chase, under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase.  The Bankcard Agreement provides for a payment to us of $413 million, of which $235 million relates to the advance purchase of frequent flyer mileage credits for the year 2016 and the balance of which is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016.  In connection with the advance purchase of mileage credits, we have provided a security interest to Chase in certain routes and slots, including certain slots at London's Heathrow Airport.  The $235 million purchase of mileage credits has been treated as a loan from Chase with an implicit interest rate of 6.18% and is reported as long-term debt in our consolidated balance sheet.  Our liability will be reduced ratably in 2016 as the mileage credits are issued to Chase.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied a portion of this financing to 27 Boeing aircraft delivered to us in 2008 and recorded related debt of $1.0 billion.  We will apply the remainder of this financing to three of the Boeing 737 aircraft scheduled for delivery in 2009.  In connection with this financing, pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates.  Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%.  The proceeds from the sale of the certificates are initially held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft.  The funds in escrow are not guaranteed by us and are not reported as debt on our consolidated balance sheet at December 31, 2008 because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

As we take delivery of each of the three remaining aircraft that will be financed under this facility, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds.  We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates.  Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

We have reached an agreement in principle with a bank for it to provide financing for three Boeing 737-900ER aircraft scheduled for delivery in the first half of 2009.  Boeing has agreed to provide backstop financing for all of the additional 11 Boeing 737 aircraft scheduled for delivery through February 2010 (or 14 such additional aircraft if we fail to reach a definitive agreement for the financing described in the previous sentence), subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures.  We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

During 2008, we obtained $268 million through three separate financings secured by two new Boeing 737-900ER aircraft, seven Boeing 757-200 aircraft and five Boeing 737-700 aircraft.

In June 2008, we completed a public offering of 11 million shares of Class B common stock at a price to the public of $14.80 per share, raising net proceeds of $162 million.  Additionally, in the fourth quarter of 2008, we completed a public offering of 13 million shares of Class B common stock at an average price to the public of $15.84 per share, raising net proceeds of $196 million.  Proceeds from both offerings were used for general corporate purposes.

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

During 2007, we incurred $190 million of floating rate indebtedness pursuant to existing finance agreements secured by two Boeing 777-200ER aircraft that were delivered in March and April 2007.  This indebtedness consists of $156 million of senior notes due in 2019 and $34 million of junior notes due in 2014.  The loans bear interest at LIBOR plus a blended margin of approximately 1.9% per year.  The commitments under these finance agreements are fully funded.

Other Liquidity Matters

Student Loan-Related Auction Rate Securities.  At December 31, 2008, we held student loan-related auction rate securities with a par value of $291 million and a fair value of $229 million.  This total includes $258 million par value ($201 million fair value) classified as short-term investments and $33 million par value ($28 million fair value) that is collateral for estimated future workers' compensation claims and is classified as restricted cash, cash equivalents and short-term investments.  These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  Auctions for these securities began failing in the first quarter of 2008 and have continued to fail through mid-February 2009, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates.  At December 31, 2008, the carrying value of our auction rate securities was approximately 80% of par value in the aggregate.  Based upon our cash requirements and other existing liquid assets, the failure of these auctions and our continuing to hold these securities did not have a material impact on our liquidity during the year.

In addition, during the fourth quarter of 2008, one institution granted us a put right permitting us to sell to the institution auction rate securities with a par value of $125 million in 2010 at their full par value.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put is exercised.

Pension Obligations.  We have defined benefit pension plans covering substantially all of our U.S. employees other than Chelsea Food Services and CMI employees.  As of December 31, 2008, our projected benefit obligation of those plans was a combined liability of $2.5 billion and plan assets related to those obligations totaled $1.1 billion, leaving an unfunded obligation of $1.4 billion.  We expect to contribute approximately $125 million to our tax-qualified defined benefit pension plans during 2009.

Credit Ratings.  At December 31, 2008, our senior unsecured debt was rated B3 by Moody's and B- by Standard & Poor's.  These ratings are significantly below-investment grade.  Our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options.  Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, we would have to post additional collateral of approximately $229 million under our domestic bank-issued credit card and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.  If requested, we would also be required to post additional collateral of up to $39 million under our worker's compensation program if our senior unsecured debt rating were to fall below B3 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Fuel Hedges.  Because our fuel derivatives were in a net liability position of $415 million at December 31, 2008 resulting from the recent significant decline in crude oil prices, we posted cash collateral with our counterparties totaling $171 million.  These amounts are reported in prepayments and other current assets in our consolidated balance sheet.

Bank Card Processing Agreements.  In connection with the amendment of the Bankcard Agreement with Chase, we also amended our domestic bank-issued credit card processing agreement to extend the term of the agreement until December 31, 2016 and modify certain provisions in the agreement.  As a result of the amendment of that processing agreement, the requirement that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months was eliminated as a trigger requiring the posting of additional collateral.

The covenants contained in the Chase processing agreement require that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 (or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.

We also entered into a new credit card processing agreement with American Express in 2008.  Under the terms of that agreement, if a covenant trigger under the Chase processing agreement results in our posting additional collateral under that agreement, we would be required to post additional collateral under the American Express processing agreement.  The amount of additional collateral required under the American Express processing agreement would be based on a percentage of the value of unused tickets (for travel at a future date) purchased by customers using the American Express card.  The percentage for purposes of this calculation is the same as the percentage applied under the Chase processing agreement, after taking into account certain other risk protection maintained by American Express.

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $72 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $229 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $437 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $958 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.

Depending on our unrestricted cash, cash equivalents and short-term investments balance at the time, posting of significant amount of cash collateral could cause our unrestricted cash, cash equivalents and short-term investments balance to fall below the minimum of $1.0 billion required under our $350 million secured term loan facility, resulting in a default under the facility.  The posting of such additional collateral under these circumstances and/or the acceleration of amounts borrowed under our secured term loan facility (or other remedies pursued by the lenders thereunder) would likely have a material adverse effect on our financial condition.  We are currently in compliance with all of the covenants under these agreements.

Debt Covenants.  We and CMI have loans under a $350 million secured term loan facility.  The loans are secured by certain of our U.S.-Asia routes and related assets, all of the outstanding common stock of our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets.  The loans bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 3.375% and are due in June 2011.  The facility requires us to maintain a minimum balance of unrestricted cash and short-term investments of $1.0 billion at the end of each month. The loans may become due and payable immediately if we fail to maintain the monthly minimum cash balance and upon the occurrence of other customary events of default under the loan documents.  If we fail to maintain a minimum balance of unrestricted cash, cash equivalents and short-term investments of $1.125 billion, we and CMI will be required to make a mandatory aggregate $50 million prepayment of the loans.

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

In connection with our $320 million in notes secured by spare parts inventory, we entered into a collateral maintenance agreement requiring us, among other things, to maintain a loan-to-collateral value ratio of not greater than 45% with respect to the $190 million senior series of equipment notes and a loan-to-collateral value ratio of not greater than 75% with respect to both series of notes combined.  We must also maintain a certain level of rotable components within the spare parts collateral pool.  These ratios are calculated semi-annually based on an independent appraisal of the spare parts collateral pool.  If any of the collateral ratio requirements are not met, we must take action to meet all ratio requirements by adding additional eligible spare parts to the collateral pool, redeeming a portion of the outstanding notes, providing other collateral acceptable to the bond insurance policy provider for the senior series of equipment notes or any combination of the above actions.  We are currently in compliance with these covenants.

Liquidity and Credit Support Providers.  We have utilized proceeds from the issuance of pass-through certificates to finance the acquisition of 237 leased and owned mainline jet aircraft, certain spare engines and certain spare parts.  Typically, these pass-through certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs.  The liquidity providers for these certificates include the following:  CALYON New York Branch, Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Morgan Stanley Bank, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse First Boston, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V., De Nationale Investeringsbank N.V. and RZB Finance LLC.

We are also the issuer of pass-through certificates secured by 135 leased regional jet aircraft currently operated by ExpressJet.  The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $469 million at December 31, 2008.  The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date.  Policy providers on these notes are Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC).  Financial information for the parent company of Ambac Assurance Corporation is available over the internet at the SEC's website at www.sec.gov or at the SEC's public reference room in Washington, D.C. and financial information for FGIC is available over the internet at www.fgic.com.  A policy provider is also used as credit support for the financing of certain facilities at Houston Bush, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $46 million at December 31, 2008.

Contractual Obligations.  The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our future cash flows (in millions):

Contractual Obligations	Payments Due						Later Years
	Total	2009	2010	2011	2012	2013

Debt and leases:
Long-term debt (1)	$ 7,372	$ 832	$ 1,045	$ 1,344	$ 690	$ 732	$2,729
Capital lease obligations (1)	482	17	17	16	16	16	400
Aircraft operating leases (2)	8,722	1,019	998	939	894	871	4,001
Nonaircraft operating leases (3)	6,147	456	418	402	494	355	4,022

Other:
Capacity purchase agreements (4)	4,703	767	674	660	675	671	1,256
Aircraft and other purchase commitments (5)	5,902	551	809	955	696	1,092	1,799
Projected pension contributions (6)	1,657	125	148	155	183	174	872

Total (7)	$34,985	$3,767	$4,109	$4,471	$3,648	$3,911	$15,079

(1)	Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2008.
(2)	Represents contractual amounts due and excludes $248 million of projected sublease income to be received from ExpressJet.
(3)	Represents minimum contractual amounts.
(4)
Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreements and does not include the portion of the underlying obligations for aircraft leased to ExpressJet or deemed to be leased from Chautauqua, CommutAir or Colgan and facility rent that is disclosed as part of aircraft and nonaircraft operating leases.  See Note 16 to our consolidated financial statements included in Item 8 of this report for the significant assumptions used to estimate the payments.

(5)
Represents contractual commitments for firm order aircraft only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support.  See Note 19 to our consolidated financial statements included in Item 8 of this report for a discussion of our purchase commitments.

(6)
Represents our estimate of the minimum funding requirements as determined by government regulations.  Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.  See "Critical Accounting Policies and Estimates" in this Item for a discussion of our assumptions regarding our pension plans.

(7)
   Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as credit card processing agreements and cost-per-hour    engine maintenance agreements, or where short-term cancellation provisions exist.

In addition to the above contractual obligations, we also have fuel and foreign currency hedge contracts outstanding at December 31, 2008 that will settle in 2009.  These contracts were in net liability positions of $415 million and $8 million, respectively, at December 31, 2008.  The actual settlement amounts could be significantly different due to changes in prices of the underlying commodities or in currency exchange rates.  We had posted cash collateral with our fuel hedge counterparties of $171 million at December 31, 2008.

We expect to fund our future capital and purchase commitments through internally generated funds, general company financings and aircraft financing transactions.  However, particularly in light of the troubled capital markets, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

Operating Leases.  At December 31, 2008, we had 466 aircraft under operating leases, including 210 mainline aircraft and 256 regional jets.  These leases have remaining lease terms ranging up to 16 years.  In addition, we have non-aircraft operating leases, principally related to airport and terminal facilities and related equipment.  The obligations for these operating leases are not included in our consolidated balance sheets. Our total rental expense for aircraft and non-aircraft operating leases was $976 million and $580 million, respectively, in 2008.

Regional Capacity Purchase Agreements.  In June 2008, we entered into the Amended ExpressJet CPA, which amends and restates our previous capacity purchase agreement effective July 1, 2008.  Under the Amended ExpressJet CPA, we will continue to purchase all of the capacity from the ExpressJet flights covered by the agreement at a negotiated price and be responsible for the cost of providing fuel for all flights and paying aircraft rent for all aircraft covered by the Amended ExpressJet CPA.  See Note 16 to our consolidated financial statements included in Item 8 of this report for details of changes to our capacity purchase agreement with ExpressJet.

During 2007, Chautauqua began providing and operating forty-four 50-seat regional jets as a Continental Express carrier under the Chautauqua CPA.  As of December 31, 2008, 37 aircraft are being flown by Chautauqua for us.  The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual escalations (capped at 3.5%), for each block hour flown for its operation of the aircraft.  Chautauqua supplies the aircraft that it operates under the agreement.  Aircraft are scheduled to be removed from service under the Chautauqua CPA each year through 2012, provided that we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for seven aircraft, subject to the renewal terms of the related aircraft lease.

Our capacity purchase agreement with CommutAir provides for CommutAir to operate sixteen 37-seat Bombardier Q200 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins and New York Liberty.  The CommutAir CPA became effective in 2006 and has a term of approximately six years.  CommutAir supplies all of the aircraft that it operates under the agreement.

In 2008, Colgan began operating fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty on our behalf.  Colgan operates the flights as a Continental Connection carrier under a capacity purchase agreement with us.  In January 2009, we amended the capacity purchase agreement to increase by 15 the number of Q400 aircraft operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for approximately ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all aircraft that it operates under the agreement.  One of Colgan's Q400 aircraft was involved in an accident on February 12, 2009, reducing the number of aircraft currently being flown for us to 14.

Under each of these capacity purchase agreements, our regional operator is generally required to indemnify us for any claims arising in connection with its operation of the aircraft under the agreement and to maintain separate insurance to cover its indemnification obligation.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $123 million at December 31, 2008 and having a final scheduled maturity in 2015.  If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2008 in the amount of $69 million.  These letters of credit and performance bonds have expiration dates through October 2010.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At December 31, 2008, we had $1.5 billion of floating rate debt and $260 million of fixed rate debt, with remaining terms of up to 12 years, that is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate carrying value of $1.6 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

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

In 1999, we purchased property located near our New York Liberty hub in Elizabeth, New Jersey from Honeywell with certain environmental indemnification obligations by us to Honeywell.  We did not operate the facility located on or make any improvements to the property.  In 2005, we sold the property to Catellus and, in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us.  On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with the EPA potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property and seeking study costs.  In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions against Honeywell relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act.  We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to the EPA and Tierra Solutions claims and Honeywell has invoked arbitration procedures under its sale and purchase agreement with us.  Catellus has agreed to indemnify and defend us in connection with the EPA and Tierra Solutions claims, including any arbitration with Honeywell.

At December 31, 2008, we had an accrual for estimated costs of environmental remediation throughout our system of $33 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2008.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Fuel Hedges.  Because our fuel derivatives were in a net liability position of $415 million at December 31, 2008 resulting from the recent significant decline in crude oil prices, we posted cash collateral with our counterparties totaling $171 million.  These amounts are reported in prepayments and other current assets in our consolidated balance sheet.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

Pension Plans.  We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" ("SFAS 87") and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)."  Under SFAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods.  Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans totaling $147 million, $191 million and $219 million in 2008, 2007 and 2006, respectively, including settlement charges.  We currently expect our expense related to our defined benefit pension plans to be approximately $250 million in 2009.  This amount is higher than our expense in each of the past three years due to an increase in the plans' under-funded status and lower investment returns on lower plan asset balances.

Our plans' under-funded status was $1.4 billion at December 31, 2008 and $536 million at December 31, 2007.  This increase was primarily the result of lower investment returns as a result of the current global financial crisis and decreases in the discount rate and the lump sum conversion interest rate used to determine our pension liability.  Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations.  During 2008, we contributed $102 million to our tax-qualified defined benefit pension plans, satisfying our minimum funding requirements during calendar year 2008.  We contributed an additional $50 million to our tax-qualified defined benefit pension plans in January 2009.  We expect to contribute approximately $125 million to our tax-qualified defined benefit pension plans during 2009.

The fair value of our plans' assets decreased from $1.8 billion at December 31, 2007 to $1.1 billion at December 31, 2008.  When calculating pension expense for 2008, we assumed that our plans' assets would generate a long-term rate of return of 8.5%.  We assumed a long-term rate of return for calculating pension expense in 2007 and 2006 of 8.26% and 8.5%, respectively.  We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets.  Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.  Our projected long-term rate of return is slightly higher than some market indices due to the active management of our plans' assets, and is supported by the historical returns on our plans' assets.  The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.  We regularly review our actual asset allocation and the pension plans' investments are periodically rebalanced to our targeted allocation when considered appropriate.  Our allocation of assets was as follows at December 31, 2008:

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	47%	9%
International equities	21	9
Fixed income	20	5
Other	12	12

Pension expense increases as the expected rate of return on plan assets decreases.  When calculating pension expense for 2009, we will assume that our plans' assets will generate a weighted-average long-term rate of return of 8.25%.  The decrease of 25 basis points over the rate used to determine 2008 expense reflects additional expenses of the plan as a result of its current funded status.  Lowering the expected long-term rate of return on our plan assets by an additional 50 basis points (from 8.25% to 7.75%) would increase our estimated 2009 pension expense by approximately $5 million.

We discounted our future pension obligations using a weighted average rate of 6.13% at December 31, 2008, compared to 6.31% at December 31, 2007.  We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due.  This approach can result in different discount rates for different plans, depending on each plan's projected benefit payments.  The pension liability and future pension expense both increase as the discount rate is reduced.  Lowering the discount rate by 50 basis points (from 6.13% to 5.63%) would increase our pension liability at December 31, 2008 by approximately $232 million and increase our estimated 2009 pension expense by approximately $29 million.

At December 31, 2008, we have unrecognized net actuarial losses of $1.4 billion related to our defined benefit pension plans.  Our estimated 2009 expense related to our defined benefit pension plans of $250 million includes the recognition of approximately $111 million of these losses.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding law and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities.  We cannot predict with certainty what these factors will be in the future.

Revenue Recognition.  We recognize passenger revenue when transportation is provided or when the ticket expires unused, rather than when a ticket is sold.  Revenue is recognized for unused non-refundable tickets on the date of the intended flight if the passenger did not notify us of his or her intention to change the itinerary.

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

Frequent Flyer Accounting.  For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed with us or the contractual rate of expected redemption on alliance carriers.  Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation.  Beginning in 2008, we also include in our determination of incremental cost the impact of fees charged to certain passengers redeeming frequent flyer rewards for travel, which partially offsets the incremental cost associated with providing flights for frequent flyer travel rewards.  We recorded an adjustment of $27 million to increase passenger revenue and reduce our frequent flyer liability during 2008 for the impact of these fees, which had not been significant in prior periods, after we increased them during 2008.  A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years.  The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability.  Changes in the liability are recognized as passenger revenue in the period of change.

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

During the year ended December 31, 2008, OnePass participants claimed approximately 1.6 million awards.  Frequent flyer awards accounted for an estimated 8.5% of our consolidated revenue passenger miles.  We believe displacement of revenue passengers is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

At December 31, 2008, we estimated that approximately 2.4 million free travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $324 million at December 31, 2008.  This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

Stock-Based Compensation.  We have stock option and RSU awards outstanding that require management to make assumptions about the value of the awards in order to recognize the expense and, in the case of the RSU awards, the liabilities associated with those awards.

The fair value of options is determined at the grant date using a Black-Scholes-Merton option-pricing model, which requires us to make several assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we historically have not paid dividends and have no current plans to do so in the future.  The market price volatility of our common stock is based on the historical volatility of our common stock over a time period equal to the expected term of the option and ending on the grant date.  The expected life of the options is based on our historical experience for various work groups.  We recognize expense only for those option awards expected to vest, using an estimated forfeiture rate based on our historical experience.  The forfeiture rate may be revised in future periods if actual forfeitures differ from our assumptions.  A one percent decrease in the estimated forfeiture rate at December 31, 2008 would not have resulted in a material increase to wages, salaries and related costs.

The weighted-average fair value of options granted during 2008 was determined to be $5.32 per share, based on the following weighted-average assumptions:

Risk-free interest rate	3.1%
Dividend yield	0%
Expected market price volatility of our common stock	62%
Expected life of options (years)	3.9

At December 31, 2008, we had three outstanding awards of RSUs granted under our Long-Term Incentive and RSU Program:  (1) profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009, (2) profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009 and (3) profit based RSU awards with a performance period commencing January 1, 2008 and ending December 31, 2010.

Profit based RSU awards can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets.  The performance targets require that we reach target levels of cumulative employee profit sharing under our enhanced employee profit sharing program during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year.  To serve as a retention feature, payments related to the achievement of a performance target generally will be made in one-third annual increments to participants who remain continuously employed by us through each payment date.  Payments also are conditioned on our having, at the end of the fiscal year preceding the date any payment is made, a minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of our Board of Directors.  If we do not achieve the minimum cash balance applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward.  Payment amounts are calculated based on the average closing price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit sharing-based performance target.

We account for the profit based RSU awards as liability awards.  Once it is probable that a profit sharing-based performance target will be met, we measure the awards at fair value based on the current stock price.  The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock.  Our determination of the probable cumulative profit sharing pool is highly subjective and subject to change, due in large part to the risks and uncertainties inherent in our business.  Moreover, because of the subjective nature of the assessment and those risks and uncertainties, projected operating results are heavily discounted in our probability analysis.  As of December 31, 2007, we had achieved the highest cumulative profit sharing-based performance target for the profit based RSU awards with a performance period commencing April 1, 2006 and were, therefore, accruing expense based on a payment percentage of 337.5%.  We had not achieved any of the cumulative profit sharing-based performance targets as of December 31, 2008 for the profit based RSU awards with performance periods commencing January 1, 2007 and 2008, respectively, but we have concluded that it is probable that we will achieve the entry level target for those awards during the performance periods, resulting in an estimated payment percentage under each award of 100%.  If we had concluded that it was probable at December 31, 2008 that we would not achieve the entry level cumulative profit sharing-based performance targets for those awards, wages, salaries and related costs would have decreased by $10 million in 2008.  Conversely, if we had concluded that it was probable that we would achieve the next higher cumulative profit sharing-based performance targets, wages, salaries and related costs attributable to those awards would have increased by $5 million in 2008.  Holding the cumulative profit sharing pool target levels constant, a one dollar increase or decrease in the price of our common stock at December 31, 2008 would have resulted in a $3 million increase or decrease, respectively, in wages, salaries and related costs in 2008 attributable to all then outstanding profit based RSU awards.

As of December 31, 2008, $32 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized.  This amount will be recognized in expense over a weighted-average period of 1.7 years.

Fair Value Measurements.  We have certain assets and liabilities that are measured at fair value on a recurring basis.  SFAS 157, "Fair Value Measurements," clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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

We have three items that are classified as Level 3 - auction rate securities, a put right on certain auction rate securities and fuel hedging derivatives.  The determination of the fair value of these items requires us to make critical assumptions.

Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market.  However, the estimated market value of these auction rate securities no longer approximates par value due to the lack of liquidity in the market for these securities at their par value.  We estimated the fair value of these securities to be $229 million at December 31, 2008, taking into consideration the limited sales and offers to purchase securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.  The resulting fair value was approximately 80% of the par value in the aggregate.  Each one percent decrease in the discounted cash flows indicated by our model would decrease the fair value of our auction rate securities by approximately $3 million.

During 2008, we received a put right permitting us to sell certain auction rate securities at par in 2010.  We recorded the put right at fair value and recognized a gain of $26 million upon receipt.  We determined the fair value based on the difference between the risk-adjusted discounted expected cash flows from the underlying auction rate securities without the put right and with the put right being exercised in 2010.  Therefore, the fair value of the put right is dependent on our calculation of the fair value of the underlying auction rate securities.  We have reclassified the underlying auction rate securities to trading securities and elected the fair value option under SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently.  The fair value adjustments to the auction rate securities and the put right will largely offset and result in minimal net impact to earnings in future periods.

We determine the fair value of our fuel derivatives by obtaining inputs from a broker's pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets.  We verify the reasonableness of these inputs by comparing the resulting fair values to similar quotes from our counterparties as of each date for which financial statements are prepared.  For derivatives not covered by collateral, we also make an adjustment to incorporate credit risk into the valuation.  This adjustment was determined by discounting the expected cash flows under the contracts using a discount rate equal to the spread between our unsecured borrowing rate and a risk-free rate for the applicable time period.  At December 31, 2008, this adjustment reduced our liability position from $434 million (the calculated fair value before the adjustment) to $415 million.  Due to the fact that certain of the inputs utilized to determine the fair value of the fuel derivatives are unobservable (principally volatility of crude oil prices and the credit risk adjustments), we have categorized these option contracts as Level 3.

Property and Equipment.  As of December 31, 2008, the net carrying amount of our property and equipment was $7.3 billion, which represents 58% of our total assets.  In addition to the original cost of these assets, the net carrying amount of our property and equipment is impacted by a number of accounting policy elections, including estimates, assumptions and judgments relative to capitalized costs, the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.  Our property and equipment accounting policies are designed to depreciate our assets over their estimated useful lives and residual values of our aircraft, reflecting both historical experience and expectations regarding future operations, utilization and performance of our assets.

In addition, our policies are designed to appropriately and consistently capitalize costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair and maintain the existing condition of our aircraft.  Capitalized costs increase the carrying values and depreciation expense of the related assets, which also impact our results of operations.

Useful lives of aircraft are difficult to estimate due to a variety of factors, including technological advances that impact the efficiency of aircraft, changes in market or economic conditions and changes in laws or regulations affecting the airline industry.  We evaluate the remaining useful lives of our aircraft when certain events occur that directly impact our assessment of the remaining useful lives of the aircraft and include changes in operating condition, functional capability and market and economic factors.  Both depreciable lives and residual values are regularly reviewed for our aircraft and spare parts to recognize changes in our fleet plan and other relevant information.  Jet aircraft and rotable spare parts are assumed to have estimated residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value.  A one year increase in the useful lives of our owned aircraft would reduce annual depreciation expense by approximately $18 million while a one year decrease would increase annual depreciation expense by approximately $17 million.  A one percent decrease in residual value of our owned aircraft would increase annual depreciation expense by approximately $2 million.

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

Following the decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 fleet by the end of 2009, we evaluated the ongoing value of the assets associated with these fleets.  Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators.  Based on our evaluation, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value.  We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.  We also evaluated the ongoing value of the assets associated with our other fleets and determined that the carrying amounts of those fleets were not impaired.  Accordingly, we recorded $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets and a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value during 2008.

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

We also perform annual impairment tests on our routes and international airport landing slots, which are indefinite life intangible assets.  These tests are based on estimates of discounted future cash flows, using assumptions consistent with those used for aircraft and airport operating rights impairment tests.  We determined that we did not have any impairment of our routes at December 31, 2008.  However, we recorded an $18 million non-cash charge in 2008 to write off an intangible route asset as a result of our decision to move all of our flights between New York Liberty and London from London Gatwick Airport to London Heathrow Airport.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Item 8 of this report for a discussion of recently issued accounting pronouncements.

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

Aircraft Fuel.  Our results of operations are significantly impacted by changes in the price of aircraft fuel.  During 2008 and 2007, mainline aircraft fuel and related taxes accounted for 38.5% and 30.0%, respectively, of our mainline operating expenses.  Based on our expected fuel consumption in 2009, a one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $41 million, before considering the impact of refining margins and our fuel hedging program.

We routinely hedge a portion of our future fuel requirements, provided the hedges are expected to be cost effective.  One component of our hedging strategy is to construct a hedge position that is designed to better hedge fuel price with respect to tickets already sold, for which we can no longer adjust our pricing.  Implicit in this strategy is our belief that, as to tickets not yet sold, the market will be efficient such that fare levels will adjust to keep pace with fuel costs.  We strive to maintain fuel hedging levels and exposure generally comparable to that of our major competitors, so that our fuel cost is not disproportionate to theirs.

Another component of our hedging strategy is to purchase call options or enter into swap agreements to protect us against sudden and significant increases in jet fuel prices.  To minimize the high cost to us of call options during 2008, we frequently entered into collars.  Collars are derivative instruments that involve combining a purchased call option, which on a stand-alone basis would require us to pay a premium, with a written put option, which on a stand-alone basis would result in our receiving a premium.  The collars we have entered into consist of both instruments that result in no net premium to us (known as a "costless" or zero-cost collar) and instruments that result in us paying a net premium to the counterparty.  The purchased call option portion of the collar caps the price of the contract at the agreed upon price while the sold option portion of the collar provides for a minimum price of the related commodity.  Our general practice is to enter into either crude oil or heating oil contracts since there is a limited market for jet fuel derivatives.

As of December 31, 2008, our projected fuel requirements were hedged as follows, excluding contracts with Lehman Brothers which we settled in January 2009:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

2009
WTI crude oil collars	14%	$3.40	14%	$2.53
WTI crude oil call options	6	2.54	N/A	N/A
WTI crude oil swaps	3	1.33	3	1.33
Total	23%		17%

Lehman Brothers, one of the counterparties to our fuel derivative contracts, declared bankruptcy on September 15, 2008.  As a result, we determined that our fuel derivative contracts with Lehman Brothers were not highly effective hedges.  Therefore, we discontinued hedge accounting for these contracts as of September 15, 2008 and all subsequent changes in the contracts' fair values were reported in earnings.  In 2008, we recognized losses of $125 million in other non-operating income (expense) related to the changes in the fair value of these contracts.  In January 2009, we settled all open contracts with Lehman Brothers.

At December 31, 2008, our fuel derivatives, including contracts with Lehman Brothers, were in a net loss position of $415 million resulting from the recent substantial decline in crude oil prices.  This fair value is reported in accrued other current liabilities in our consolidated balance sheet.  We estimate that a 10% decrease in the price of crude oil and heating oil at December 31, 2008 would increase our obligation related to the fuel derivatives outstanding at that date by approximately $118 million.

Because our fuel hedges were in a net liability position at December 31, 2008, we were required to post cash collateral with our counterparties totaling $171 million.  These amounts are reported in prepayments and other current assets in our consolidated balance sheet.

As of December 31, 2007, we had hedged approximately 20% and 5% of our projected fuel requirements for the first and second quarters of 2008, respectively, using heating oil option contracts forming zero cost collars with a weighted average call price of $2.44 per gallon and a weighted average put price of $2.28 per gallon.  At December 31, 2007, the fair value of our fuel hedges was a $24 million net asset and is included in prepayments and other current assets in our consolidated balance sheet.

Foreign Currency.  We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses.  We attempt to mitigate the effect of certain potential foreign currency losses by entering into forward and option contracts that effectively enable us to sell Canadian dollars, British pounds, Japanese yen and euros expected to be received from the respective denominated cash inflows over the next 12 months at specified exchange rates.

At December 31, 2008, we had forward contracts outstanding to hedge the following cash inflows (primarily from passenger ticket sales) in foreign currencies:

•	36% of our projected Japanese yen-denominated cash inflows in 2009
•	6% of our projected euro-denominated cash inflows in 2009

At December 31, 2008, the fair value of our foreign currency hedges was $(8) million and is included in accrued other liabilities in our consolidated balance sheet.  We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at December 31, 2008 (in millions):

	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

Japanese yen	$14	$(40)	$(26)
Euro	3	(49)	(46)

At December 31, 2007, we had forward contracts outstanding to hedge the following cash inflows from passenger ticket sales in foreign currencies:

•	Approximately 25% of our projected British pound-denominated cash flows in 2008
•	Approximately 39% of our projected Canadian dollar-denominated cash flows in 2008
•	Approximately 43% of our projected Japanese yen-denominated cash flows in 2008

The fair value of these hedges was not material at December 31, 2007.

Interest Rates.  Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments).  We had approximately $2.0 billion of variable-rate debt as of December 31, 2008 and December 31, 2007.  If average interest rates increased by 100 basis points during 2009 as compared to 2008, our projected 2009 interest expense would increase by approximately $20 million after taking into account scheduled maturities.

As of December 31, 2008 and 2007, we estimated the fair value of $3.0 billion and $2.0 billion (carrying value) of our fixed-rate debt to be $2.2 billion and $2.0 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices.  If market interest rates increased 100 basis points at December 31, 2008, the fair value of our fixed-rate debt would increase by approximately $59 million.  Estimating the fair value of the remaining fixed-rate debt at December 31, 2008 and 2007, with a carrying value of $683 million and $929 million, respectively, was not practicable due to the large number of remaining debt instruments with relatively small carrying amounts.

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments.  Assuming our cash, cash equivalents and short-term investments remain at their average 2008 levels, a 100 basis point increase or decrease in interest rates would result in a corresponding increase or decrease in interest income of approximately $26 million during 2009.

Investment Risk.  Our short-term investments primarily include certificates of deposit placed through an account registry service ("CDARS"), auction rate securities and automobile loan-related asset backed securities.  While the CDARS are insured by the Federal Deposit Insurance Corporation and the auction rate securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government, we are subject to investment risk for the fair value of the investments.  Our short-term investments had a fair value of $506 million at December 31, 2008, including amounts that were classified as restricted cash, cash equivalents and short-term investments.

Our defined benefit plans had assets with a fair value of $1.0 billion at December 31, 2008, compared to a fair value of $1.8 billion at December 31, 2007.  This decrease was primarily the result of lower investment returns as a result of the current global financial crisis.  A significant portion of the plans' assets consists of U.S. and international equities.  Lower asset values can result in higher required contributions and pension expense in future years and a decrease in our stockholders' equity.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 9 and 11 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment", and, effective December 31, 2006, Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)", respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2009

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
	Year Ended December 31,
	2008	2007	2006
Operating Revenue:
Passenger (excluding fees and taxes of $1,531, $1,499 and $1,369, respectively)	$13,737	$12,995	$12,003
Cargo	497	453	457
Other	1,007	784	668
	15,241	14,232	13,128
Operating Expenses:
Aircraft fuel and related taxes	4,905	3,354	3,034
Wages, salaries and related costs	2,957	3,127	2,875
Regional capacity purchase, net	2,073	1,793	1,791
Aircraft rentals	976	994	990
Landing fees and other rentals	853	790	764
Distribution costs	717	682	650
Maintenance, materials and repairs	612	621	547
Depreciation and amortization	438	413	391
Passenger services	406	389	356
Special charges	181	13	27
Other	1,437	1,369	1,235
	15,555	13,545	12,660

Operating Income (Loss)	(314)	687	468

Nonoperating Income (Expense):
Interest expense	(365)	(383)	(401)
Interest capitalized	33	27	18
Interest income	65	160	131
Gains on sale of investments	78	37	92
Other, net	(181)	38	61
	(370)	(121)	(99)

Income (Loss) before Income Taxes and Cumulative Effect of Change in Accounting Principle	(684)	566	369

Income Tax Benefit (Expense)	99	(107)	-

Income (Loss) before Cumulative Effect of Change in Accounting Principle	(585)	459	369

Cumulative Effect of Change in Accounting Principle	-	-	(26)

Net Income (Loss)	$ (585)	$ 459	$ 343
(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Earnings (Loss) per Share:
Basic:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(5.54)	$4.73	$ 4.15
Cumulative Effect of Change in Accounting Principle	-	-	(0.29)
Net Income (Loss)	$(5.54)	$4.73	$ 3.86

Diluted:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(5.54)	$4.18	$ 3.53
Cumulative Effect of Change in Accounting Principle	-	-	(0.23)
Net Income (Loss)	$(5.54)	$4.18	$ 3.30

Shares Used for Computation:
Basic	106	97	89
Diluted	106	114	111

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 31,
ASSETS	2008	2007

Current Assets:
Cash and cash equivalents	$ 2,165	$ 2,128
Short-term investments	478	675
Total unrestricted cash, cash equivalents and short-term investments	2,643	2,803

Restricted cash, cash equivalents and short-term investments	190	179
Accounts receivable, net of allowance for doubtful receivables of $7 and $7	453	606
Spare parts and supplies, net of allowance for obsolescence of $102 and $80	235	271
Deferred income taxes	216	259
Prepayments and other	610	443
Total current assets	4,347	4,561

Property and Equipment:
Owned property and equipment:
Flight equipment	8,446	7,182
Other	1,694	1,548
	10,140	8,730
Less: Accumulated depreciation	3,229	2,790
	6,911	5,940

Purchase deposits for flight equipment	275	414

Capital leases	194	297
Less: Accumulated amortization	53	93
	141	204
Total property and equipment, net	7,327	6,558

Routes and airport operating rights, net of accumulated amortization of $375 and $362	804	706
Investment in other companies	-	63
Other assets, net	208	217

Total Assets	$12,686	$12,105

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2008	2007

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 519	$ 652
Accounts payable	1,021	1,013
Air traffic and frequent flyer liability	1,881	1,967
Accrued payroll	345	545
Accrued other liabilities	708	272
Total current liabilities	4,474	4,449

Long-Term Debt and Capital Leases	5,371	4,366

Deferred Income Taxes	216	359

Accrued Pension Liability	1,417	534

Accrued Retiree Medical Benefits	234	235

Other	869	612

Commitments and Contingencies

Stockholders' Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized; zero and one share of Series B issued and outstanding, stated at par value	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 123,264,534 and 98,208,888 shares issued and outstanding	1	1
Additional paid-in capital	1,997	1,606
Retained earnings (accumulated deficit)	(137)	448
Accumulated other comprehensive loss	(1,756)	(505)
Total stockholders' equity	105	1,550
Total Liabilities and Stockholders' Equity	$12,686	$12,105

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$ (585)	$ 459	$ 343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	438	413	391
Special charges	181	13	27
Deferred income tax (benefit) expense	(101)	101	-
Gains on sale of investments	(78)	(37)	(92)
Loss on fuel hedge contracts with Lehman Brothers	125	-	-
Write-down in value of auction rate securities, net of put right received	34	-	-
Undistributed equity in income of other companies	(9)	(18)	(36)
Cumulative effect of change in accounting principle	-	-	26
Stock-based compensation related to equity awards	16	27	34
Other, net	20	48	26
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	147	(29)	(70)
(Increase) decrease in spare parts and supplies	5	(66)	(26)
(Increase) decrease in prepayments and other assets	(167)	16	(56)
Increase (decrease) in accounts payable	(10)	71	104
Increase (decrease) in air traffic and frequent flyer liability	(86)	255	237
Increase (decrease) in accrued payroll, pension liability and other	(254)	(120)	150
Net cash (used in) provided by operating activities	(324)	1,133	1,058
Cash Flows from Investing Activities:
Capital expenditures	(504)	(445)	(300)
Aircraft purchase deposits refunded (paid), net	102	(219)	(81)
(Purchase) sale of short-term investments, net	137	(314)	(127)
Proceeds from sales of investments, net	149	65	156
Proceeds from sales of property and equipment	113	67	10
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(13)	86	(24)
Net cash used in investing activities	(16)	(760)	(366)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(641)	(429)	(948)
Proceeds from issuance of long-term debt	642	26	574
Proceeds from public offering of common stock, net	358	-	-
Proceeds from issuance of common stock pursuant to stock plans	18	35	82
Net cash provided by (used in) financing activities	377	(368)	(292)
Net Increase in Cash and Cash Equivalents	37	5	400
Cash and Cash Equivalents - Beginning of Period	2,128	2,123	1,723
Cash and Cash Equivalents - End of Period	$2,165	$2,128	$2,123

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,
	2008	2007	2006
Supplemental Cash Flows Information:
Interest paid	$ 365	$ 383	$ 382
Income taxes paid (refunded)	$ 5	$ 2	$ (1)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$1,014	$ 190	$ 192
Capital lease obligations incurred	$ 4	$ -	$ -
Reduction of debt in exchange for sale of frequent flyer miles	$ (38)	$ (37)	$ -
Transfer of auction rate securities from available-for-sale to trading	$ 97	$ -	$ -
Common stock issued upon conversion of 4.5% Convertible Notes	$ -	$ 170	$ -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)

				Retained	Accumulated
	Class B		Additional	Earnings	Other	Treasury
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stock,
	Shares	Amount	Capital	Deficit)	Loss	At Cost	Total

December 31, 2005	86	$ 1	$1,635	$ 406	$(675)	$(1,141)	$226

Net Income	-	-	-	343	-	-	343
Other Comprehensive Income:
Decrease in additional minimum pension liability	-	-	-	-	68	-	68
Net change in unrealized gain (loss) on derivative instruments	-	-	-	-	(21)	-	(21)
Total Comprehensive Income							390

Issuance of common stock pursuant to stock plans	6	-	82	-	-	-	82
Stock-based compensation	-	-	34	-	-	-	34
Retirement of treasury stock	-	-	(381)	(760)	-	1,141	-
Impact of adoption of SFAS 158	-	-	-	-	(385)	-	(385)
December 31, 2006	92	1	1,370	(11)	(1,013)	-	347

Net income	-	-	-	459	-	-	459
Other comprehensive income:
Net change in unrealized gain (loss) on derivative instruments	-	-	-	-	45	-	45
Net change related to employee benefit plans	-	-	-	-	463	-	463
Total Comprehensive Income							967

Conversion of 4.5% convertible notes	4	-	174	-	-	-	174
Issuance of common stock pursuant to stock plans	2	-	35	-	-	-	35
Stock-based compensation	-	-	27	-	-	-	27
December 31, 2007	98	1	1,606	448	(505)	-	1,550

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)

				Retained	Accumulated
	Class B		Additional	Earnings	Other	Treasury
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stock,
	Shares	Amount	Capital	Deficit)	Loss	At Cost	Total

Net loss	-	-	-	(585)	-	-	(585)
Other comprehensive income:
Net change in unrealized gain (loss) on derivative instruments and other	-	-	-	-	(441)	-	(441)
Net change related to employee benefit plans	-	-	-	-	(810)	-	(810)
Total Comprehensive Loss							(1,836)

Issuance of common stock pursuant to stock plans	1	-	19	-	-	-	19
Issuance of common stock pursuant to stock offerings	24	-	358	-	-	-	358
Stock-based compensation	-	-	14	-	-	-	14
December 31, 2008	123	$ 1	$1,997	$(137)	$(1,756)	$ -	$ 105

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2008.  Our regional capacity purchase agreements are with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), Chautauqua Airlines, Inc. ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc., Champlain Enterprises, Inc. ("CommutAir") and Pinnacle Airlines Corp.'s subsidiary, Colgan Air, Inc. ("Colgan").  Our regional operations using regional jet aircraft are conducted under the name "Continental Express" and those using turboprop aircraft are conducted under the name "Continental Connection."

As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Principles of Consolidation.  Our consolidated financial statements include the accounts of Continental and all wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

(b)
Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

(c)
Cash and Cash Equivalents.  We classify short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased as cash and cash equivalents.  Restricted cash, cash equivalents and short-term investments is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.

(d)
Short-term Investments.  Short-term investments primarily include certificates of deposit placed through an account registry service ("CDARS"), auction rate securities and automobile loan-related asset backed securities.  The CDARS we hold have original maturities of 91 days and are insured by the Federal Deposit Insurance Corporation.  Short-term investments are classified as available-for-sale or trading securities and are stated at fair value.  Trading securities consist of student loan-related auction rate securities for which we have received an option to put the securities back to the broker, discussed in Note 6.  Realized gains and losses on specific investments are reflected in non-operating income (expense) in our consolidated statements of operations.  Unrealized gains and losses on available-for-sale and trading securities are reflected as a component of accumulated other comprehensive loss and non-operating income (expense) in our consolidated statements of operations, respectively.

(e)
Spare Parts and Supplies.  Inventories, expendable parts and supplies related to flight equipment are carried at average acquisition cost and are expensed when consumed in operations.  An allowance for obsolescence is provided over the remaining lease term or the estimated useful life of the related aircraft, as well as to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value.  We recorded additions to this allowance for expense of $26 million, $11 million and $7 million in the years ended December 31, 2008, 2007 and 2006, respectively.  The allowance was reduced by $1 million and $32 million in the years ended December 31, 2007 and 2006, respectively, related primarily to the consignment of surplus spare parts and supplies.  Spare parts and supplies are assumed to have an estimated residual value of 10% of original cost.  These allowances are based on management estimates, which are subject to change.

(f)
Property and Equipment.  Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method.  Jet aircraft and rotable spare parts are assumed to have residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value.  The estimated useful lives of our property and equipment are as follows:

Estimated Useful Life

Jet aircraft and simulators	25 to 30 years
Rotable spare parts	Average lease term or useful life for related aircraft
Buildings and improvements	10 to 30 years
Vehicles and equipment	5 to 10 years
Computer software	3 to 5 years
Capital leases	Shorter of lease term or useful life
Leasehold improvements	Shorter of lease term or useful life

Amortization of assets recorded under capital leases is included in depreciation expense in our consolidated statement of operations.

The carrying amount of computer software was $80 million and $77 million at December 31, 2008 and 2007, respectively.  Depreciation expense related to computer software was $27 million, $28 million and $28 million in the years ended December 31, 2008, 2007 and 2006, respectively.

(g)
Routes and Airport Operating Rights.  Routes represent the right to fly between cities in different countries.  Routes are indefinite-lived intangible assets and are not amortized.  Routes totaled $466 million and $484 million at December 31, 2008 and 2007, respectively.  We perform a test for impairment of our routes in the fourth quarter of each year.  In 2008, we recorded an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our flights between Newark Liberty International Airport ("New York Liberty") and London from London Gatwick Airport to London Heathrow Airport.

Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport).  Airport operating rights at domestic airports totaled $91 million and $106 million at December 31, 2008 and 2007, respectively.  These assets are amortized over the stated term of the related lease (for gates) or 20 years (for slots).  Amortization expense related to domestic airport operating rights was $14 million for each of the years ended December 31, 2008, 2007 and 2006.  We expect annual amortization expense related to domestic airport operating rights to be approximately $14 million in each of the next four years and $9 million in 2013.

Our international slots are indefinite-lived intangible assets and are not amortized. International slots totaled $247 million and $116 million at December 31, 2008 and 2007, respectively.

(h)
Measurement of Impairment of Long-Lived Assets.  We record impairment losses on long-lived assets, consisting principally of property and equipment and domestic airport operating rights, when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  The net carrying value of assets not recoverable is reduced to fair value if lower than the carrying value.  In determining the fair market value of the assets, we consider market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.  See Note 13 for a discussion of aircraft impairment charges during 2008.

(i)
Revenue/Air Traffic Liability.  Passenger revenue is recognized either when transportation is provided or when the ticket expires unused, rather than when a ticket is sold.  Revenue is recognized for unused non-refundable tickets on the date of the intended flight if the passenger did not notify us of his or her intention to change the itinerary.

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

Revenue from the shipment of cargo and mail is recognized when transportation is provided.  Other revenue includes revenue from the sale of frequent flyer miles (see (k) below), ticket change fees, baggage fees, charter services, sublease income on aircraft leased to Holdings but not operated for us and other incidental services.  Ticket change fees relate to non-refundable tickets, but are considered a separate transaction from the air transportation because they represent a charge for our additional service to modify a previous order.  Ticket change fees are recognized as other revenue in our consolidated statement of operations at the time the fees are assessed.

(j)
Frequent Flyer Program.  For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed with us or the contractual rate of expected redemption on alliance carriers.  Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation.  Beginning in 2008, we also include in our determination of incremental cost the impact of fees charged to certain passengers redeeming frequent flyer rewards for travel, which partially offsets the incremental cost associated with providing flights for frequent flyer travel rewards.  We recorded an adjustment of $27 million ($0.24 per basic and diluted share) to increase passenger revenue and reduce our frequent flyer liability during 2008 for the impact of these fees, which had not been significant in prior periods, after we increased them during 2008.  A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years.  The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability.  Changes in the liability are recognized as passenger revenue in the period of change.

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

At December 31, 2008, we estimated that approximately 2.4 million free travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $324 million at December 31, 2008.  This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

(k)
Maintenance and Repair Costs.  Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred.  Maintenance and repair costs also include engine overhaul costs covered by cost-per-hour agreements, a majority of which are expensed on the basis of hours flown.

(l)
Advertising Costs.  We expense the costs of advertising as incurred.  Advertising expense was $93 million, $106 million and $95 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(m)
Regional Capacity Purchase, Net.  Payments made to regional carriers under capacity purchase agreements are reported in regional capacity purchase, net, in our consolidated statement of operations.  Regional capacity purchase, net, includes all fuel expense on flights operated for us under capacity purchase agreements and is net of our rental income on aircraft leased to ExpressJet and flown for us through June 30, 2008.  Beginning July 1, 2008, ExpressJet no longer pays us sublease rent for aircraft operated on our behalf.

(n)
Foreign Currency Gains (Losses).  Foreign currency gains (losses) are recorded as part of other, net non-operating income (expense) in our consolidated statements of operations.  Foreign currency gains (losses) were $(37) million, $2 million and $3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(o)	Reclassifications. Certain reclassifications have been made in the prior years' consolidated financial statements and related note disclosures to conform to the current year's presentation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 157.  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which deferred the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  As discussed in Note 6, we adopted the provisions of SFAS 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008.  The adoption of the deferred provisions of SFAS 157 on January 1, 2009 is not expected to have a material effect on our consolidated financial statements.

SFAS 159.  In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value.  This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made.  SFAS 159 was effective for us as of January 1, 2008.  The only financial instrument we have elected to measure at fair value under this statement is the put right we received in 2008 to sell certain student loan-related auction rate securities, discussed in Note 6.

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

FSP APB 14-1.  In May 2008, the FASB affirmed Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  FSP APB 14-1 is effective for us as of January 1, 2009 and early adoption is not permitted.  The adoption of FSP APB 14-1 will affect the accounting for our 5% Convertible Notes due 2023 and will result in increased interest expense of approximately $12 million in 2009 and $6 million in 2010, assuming the 5% Convertible Notes will be settled in 2010.  The retrospective application of this FSP to years 2003 through 2008 will result in increased annual interest expense of approximately $4 million in 2003, gradually increasing to approximately $11 million in 2008.

FSP FAS 132(R)-1.  In December 2008, the FASB affirmed Staff Position No. FAS 132(R)-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1").  FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.   FSP FAS 132(R)-1 is effective for us as of December 31, 2009 and we do not expect the adoption to have a material effect on our consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):

	2008	2007	2006

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$(585)	$459	$343
Effect of dilutive securities - interest expense on:
5% Convertible Notes	-	7	7
6% Convertible Junior Subordinated Debentures held by subsidiary trust	-	12	11
4.5% Convertible Notes	-	-	7
Other	-	-	(1)
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions and effect of dilutive securities of equity investee	$(585)	$478	$367

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	106	97	89
Effect of dilutive securities:
5% Convertible Notes	-	9	9
6% Convertible Junior Subordinated Debentures held by subsidiary trust	-	4	4
4.5% Convertible Notes	-	-	5
Employee stock options	-	4	4
Dilutive potential common shares	-	17	22

Denominator for diluted earnings (loss) per share - weighted-average shares after assumed conversions	106	114	111

The adjustments to net income to determine the numerator for diluted earnings per share for the years ended December 31, 2007 and 2006 are net of the related effect of profit sharing.

Approximately 13 million potential shares of common stock related to convertible debt securities were excluded from the computation of diluted earnings (loss) per share in the year ended December 31, 2008 because the impact would have been antidilutive.  In addition, approximately eight million, one million and one million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, because the options' exercise prices were greater than the average market price of the common shares during the relevant period or the effect of including the options would have been antidilutive.

NOTE 4 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following (in millions):

	2008	2007

Secured
Notes payable, interest rates of 5.4% to 8.4% (weighted average rate of 6.9% as of December 31, 2008), payable through 2022	$2,862	$2,226
Floating rate notes, with indicated interest rates:
LIBOR (1.425% on December 31, 2008) plus 0.35% to 1.95%, payable through 2020	1,345	1,095
LIBOR plus 3.375%, payable in 2011	350	350
LIBOR plus 3.125% to 3.25%, payable through 2014	192	196
LIBOR plus 2.5% to 4.5%, payable through 2016	157	174
Advance purchase of mileage credits, implicit interest rate of 6.18%	148	-
Other	15	38

Unsecured
Convertible junior subordinated debentures, interest rate of 6.0%, payable in 2030	248	248
Note payable, interest rate of 8.75%, payable in 2011	200	200
Convertible notes, interest rate of 5.0%, callable beginning in 2010	175	175
Note payable, interest rate of 8.125%, payable in 2008	-	89
	5,692	4,791
Less: current maturities	516	620
Total	$5,176	$4,171

Maturities of long-term debt due over the next five years are as follows (in millions):

Year ending December 31,
2009	$ 516
2010	770
2011	1,128
2012	533
2013	600

Most of our property and equipment, spare parts inventory, certain routes, and the outstanding common stock and substantially all of the other assets of our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and CMI are subject to agreements securing our indebtedness.

At December 31, 2008, we also had letters of credit and performance bonds relating to various real estate and customs obligations in the amount of $69 million with expiration dates through October 2010.

Debt Secured by Aircraft.  In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied a portion of this financing to 27 Boeing aircraft delivered to us in 2008 and recorded related debt of $1.0 billion.  We will apply the remainder of this financing to three of the Boeing 737 aircraft scheduled for delivery in 2009.  In connection with this financing, pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates.  Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%.  The proceeds from the sale of the certificates are initially held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft.  The funds in escrow are not guaranteed by us and are not reported as debt on our consolidated balance sheet at December 31, 2008 because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

As we take delivery of each of the three remaining aircraft that will be financed under this facility, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds.  We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates.  Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

During 2008, we obtained $268 million through three separate financings secured by two new Boeing 737-900ER aircraft, seven Boeing 757-200 aircraft and five Boeing 737-700 aircraft.

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

Advance Purchase of Mileage Credits.  On June 10, 2008, we entered into an amendment and restatement of our Bankcard Joint Marketing Agreement (the "Bankcard Agreement") with Chase Bank USA, N.A. ("Chase"), under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase.  The Bankcard Agreement provides for a payment to us of $413 million, of which $235 million relates to the advance purchase of frequent flyer mileage credits for the year 2016.  In connection with the advance purchase of mileage credits, we have provided a security interest to Chase in certain routes and slots, including certain slots at London's Heathrow Airport.  The $235 million purchase of mileage credits has been treated as a loan from Chase with an implicit interest rate of 6.18% and is reported as long-term debt in our consolidated balance sheet.  Our liability will be reduced ratably in 2016 as the mileage credits are issued to Chase.

The remaining $178 million received from Chase is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016.  This amount is reported in other liabilities in our consolidated balance sheet and will be recognized as other revenue on a straight-line basis over the term of the agreement.

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

In November 2000, Continental Airlines Finance Trust II, a Delaware statutory business trust (the "Trust") of which we own all the common trust securities, completed a private placement of five million 6% Convertible Preferred Securities, called Term Income Deferrable Equity Securities or "TIDES."  The TIDES have a liquidation value of $50 per preferred security and are convertible at any time at the option of the holder into shares of common stock at a conversion rate of $60 per share of common stock (equivalent to approximately 0.8333 share of common stock for each preferred security).  Distributions on the preferred securities are payable by the Trust at an annual rate of 6% of the liquidation value of $50 per preferred security.

The sole assets of the Trust are 6% Convertible Junior Subordinated Debentures ("Convertible Subordinated Debentures") with an aggregate principal amount of $248 million as of December 31, 2008 issued by us and which mature on November 15, 2030.  The Convertible Subordinated Debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices.  If we redeem the Convertible Subordinated Debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the Convertible Subordinated Debentures redeemed.  Otherwise, the TIDES will be redeemed upon maturity of the Convertible Subordinated Debentures, unless previously converted.

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

At December 31, 2008, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases were as follows (in millions):

	Capital Leases	Operating Leases
		Aircraft	Non-aircraft

Year ending December 31,
2009	$ 17	$ 1,019	$ 456
2010	17	998	418
2011	16	939	402
2012	16	894	494
2013	16	871	355
Later years	400	4,001	4,022

Total minimum lease payments	482	$8,722	$6,147
Less: amount representing interest	284
Present value of capital leases	198
Less: current maturities of capital leases	3
Long-term capital leases	$195

At December 31, 2008, we had 466 aircraft under operating leases, including 210 mainline aircraft and 256 regional jets.  These operating leases have remaining lease terms ranging up to 16 years.  Projected sublease income to be received from ExpressJet through 2022, not included in the above table, is approximately $248 million.  The operating lease amounts for aircraft presented above include a portion of our minimum noncancelable payments under capacity purchase agreements with our other regional carriers which represents the deemed lease commitments on the related aircraft.  See Note 16 for a discussion of our regional capacity purchase agreements.  Rent expense for non-aircraft operating leases totaled $580 million, $535 million and $501 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

SFAS 157, "Fair Value Measurements," requires expanded disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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

The valuation techniques that may be used to measure fair value are as follows:

(A)	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities
(B)
Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

(C)	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):

	Carrying Amount as of December 31, 2008	Level 1	Level 2	Level 3	Valuation Technique

Cash and cash equivalents	$2,165	$2,165			(A)
Short-term investments:
Auction rate securities	201			$201	(B)
Other	277	277			(A)
Restricted cash, cash equivalents and short-term investments:
Auction rate securities	28			28	(B)
Other	162	162			(A)
Auction rate securities put right	26			26	(B)
Fuel derivatives	(415)			(415)	(A)
Foreign currency derivatives	(8)		$(8)		(A)

The determination of fair value of each of these items is discussed below:

Cash, Cash Equivalents and Restricted Cash.  Cash, cash equivalents and restricted cash consist primarily of U.S. Government and Agency money market funds and other AAA-rated money market funds with original maturities of three months or less.  The original cost of these assets approximates fair value due to their short-term maturity.

Short-Term Investments Other than Auction Rate Securities.  Short-term investments other than auction rate securities primarily consist of CDARS and automobile loan-related asset backed securities.  The fair values of these investments are based on observable market data.

Student Loan-Related Auction Rate Securities.  At December 31, 2008, we held student loan-related auction rate securities with a fair value of $229 million and a par value of $291 million.  These securities were classified as follows (in millions):

	Fair Value	Par Value

Short-term investments:
Available-for-sale	$105	$133
Trading	96	125
Total	201	258

Restricted cash, cash equivalents and short-term investments	28	33

Total	$229	$291

The restricted portion is collateral for estimated future workers' compensation claims.

These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  Auctions for these securities began failing in the first quarter of 2008 and have continued to fail through mid-February 2009, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates.  We recorded losses of $60 million during 2008 to reflect other-than-temporary declines in the fair value of these securities.  These losses are included in nonoperating income (expense) in our consolidated statement of operations.

Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market.  Although we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value due to the lack of liquidity in the market for these securities at their par value.  We estimated the fair value of these securities to be $229 million at December 31, 2008, taking into consideration the limited sales and offers to purchase securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.  At December 31, 2008, the carrying value of our auction rate securities was approximately 80% of par value in the aggregate.

In addition, during the fourth quarter of 2008, one institution granted us a put right permitting us to sell to the institution auction rate securities with a par value of $125 million in 2010 at their full par value.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put right is exercised.  We recorded the put right at fair value in other assets on our consolidated balance sheet and recognized a gain of $26 million upon receipt.  This gain is included in nonoperating income (expense) in our consolidated statement of operations.  We determined the fair value based on the difference between the risk-adjusted discounted expected cash flows from the underlying auction rate securities without the put right and with the put right being exercised in 2010.  We have reclassified the underlying auction rate securities to trading securities and elected the fair value option under SFAS 159 for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently.  The fair value adjustments to the auction rate securities and the put right will largely offset and result in minimal net impact to earnings in future periods.  The underlying auction rate securities had a fair value of $97 million at the date they were transferred into the trading category.  Since these securities had previously been written down to fair value to reflect an other-than-temporary decline in fair value, there were no unrealized gains or losses to be recognized in earnings at the date of transfer into the trading category.  The remainder of the auction rate securities are classified as available-for-sale and changes in fair value (other than other-than-temporary declines) are recognized in accumulated other comprehensive income (loss).

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments.  If current market conditions deteriorate further, we may be required to record additional losses on these securities.

Fuel Derivatives.  We determine the fair value of our fuel derivatives by obtaining inputs from a broker's pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets.  We verify the reasonableness of these inputs by comparing the resulting fair values to similar quotes from our counterparties as of each date for which financial statements are prepared.  For derivatives not covered by collateral, we also make an adjustment to incorporate credit risk into the valuation.  Due to the fact that certain of the inputs utilized to determine the fair value of the fuel derivatives are unobservable (principally volatility of crude oil prices and the credit risk adjustments), we have categorized these option contracts as Level 3.

Foreign Currency Derivatives.  We determine the fair value of our foreign currency derivatives by comparing our contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions.

Unobservable Inputs.  The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2008 is as follows (in millions):

	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Fuel Derivatives

Balance at beginning of period	$ -	$ -	$ 24
Transfers to Level 3	314	-	-
Additions	-	-	74
Dispositions	(23)	-	-
Gains and losses:
Settlement (gains) losses reported in earnings	-	-	172
Unrealized gains (losses) reported in earnings	(60)	26	(99)
Unrealized gains (losses) reported in other comprehensive income	(2)	-	(586)
Balance at end of year	$229	$26	$(415)

Other Financial Instruments.  Other financial instruments that are not subject to the disclosure requirements of SFAS 157 are as follows:

•
Debt.  The fair value of our debt with a carrying value of $5.0 billion at December 31, 2008 and $3.8 billion at December 31, 2007 was approximately $4.2 billion and $3.8 billion, respectively.  These estimates were based on either the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities or market prices.  Estimating the fair value of the remaining debt at December 31, 2008 and 2007, with a carrying value of $683 million and $929 million, respectively, was not practicable due to the large number of remaining debt instruments with relatively small carrying amounts.

•
Investment in COLI Products.  In connection with certain of our supplemental retirement plans, we have company owned life insurance policies on certain of our employees.  As of December 31, 2008 and 2007, the carrying value of the underlying investments was $26 million and $45 million, respectively, which approximated fair value.

•	Accounts Receivable and Accounts Payable. The fair values of accounts receivable and accounts payable approximated carrying value due to their short-term maturity.

NOTE 7 - HEDGING ACTIVITIES

As part of our risk management program, we use a variety of derivative financial instruments to help manage our risks associated with changes in fuel prices and foreign currency exchange rates.  We do not hold or issue derivative financial instruments for trading purposes.

We are exposed to credit losses in the event of non-performance by issuers of derivative financial instruments.  To manage credit risks, we select issuers based on credit ratings, limit our exposure to any one issuer under our defined guidelines and monitor the market position with each counterparty.

Fuel Price Risk Management.  We routinely hedge a portion of our future fuel requirements, provided the hedges are expected to be cost effective.  One component of our hedging strategy is to construct a hedge position that is designed to better hedge fuel price with respect to tickets already sold, for which we can no longer adjust our pricing.  Implicit in this strategy is our belief that, as to tickets not yet sold, the market will be efficient such that fare levels will adjust to keep pace with fuel costs.  We strive to maintain fuel hedging levels and exposure generally comparable to that of our major competitors, so that our fuel cost is not disproportionate to theirs.

Another component of our hedging strategy is to purchase call options or enter into swap agreements to protect us against sudden and significant increases in jet fuel prices.  To minimize the high cost to us of call options during 2008, we frequently entered into collars.  Collars are derivative instruments that involve combining a purchased call option, which on a stand-alone basis would require us to pay a premium, with a written put option, which on a stand-alone basis would result in our receiving a premium.  The collars we have entered into consist of both instruments that result in no net premium to us (known as a "costless" or zero-cost collar) and instruments that result in us paying a net premium to the counterparty.  The purchased call option portion of the collar caps the price of the contract at the agreed upon price while the sold option portion of the collar provides for a minimum price of the related commodity.  Our generally practice is to enter into either crude oil or heating oil contracts since there is a limited market for jet fuel derivatives.

As of December 31, 2008, our projected fuel requirements for 2009 were hedged as follows, excluding contracts with Lehman Brothers which we settled in January 2009:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

2009
WTI crude oil collars	14%	$3.40	14%	$2.53
WTI crude oil call options	6	2.54	N/A	N/A
WTI crude oil swaps	3	1.33	3	1.33
Total	23%		17%

Lehman Brothers, one of the counterparties to our fuel derivative contracts, declared bankruptcy on September 15, 2008.  As a result, we determined that our fuel derivative contracts with Lehman Brothers were not highly effective hedges.  Therefore, we discontinued hedge accounting for these contracts as of September 15, 2008 and all subsequent changes in the contracts' fair values were reported in earnings.  In 2008, we recognized losses of $125 million in other non-operating income (expense) related to the changes in the fair value of these contracts.  In January 2009, we settled all open contracts with Lehman Brothers.

At December 31, 2008, our fuel derivatives, including contracts with Lehman Brothers, were in a net liability position of $415 million resulting from the recent substantial decline in crude oil prices.  This fair value is reported in accrued other current liabilities in our consolidated balance sheet.  At December 31, 2007, the fair value of our fuel hedges was a $24 million net asset and is included in prepayments and other current assets in our consolidated balance sheet.  We have not hedged any of our fuel requirements beyond 2009.

Because our fuel hedges were in a net liability position at December 31, 2008, we posted cash collateral with our counterparties totaling $171 million.  These amounts are reported in prepayments and other current assets in our consolidated balance sheet.

Except as discussed above, we account for our fuel derivatives as cash flow hedges and record them at fair value in prepayments and other current assets (if we are in an asset position) or accrued other current liabilities (if we are in a liability position) in our consolidated balance sheet with the change in fair value, to the extent effective, being recorded to accumulated other comprehensive income (loss), net of applicable income taxes.

Fuel hedge gains (losses) are recognized as a component of fuel expense or regional capacity purchase, net when the underlying fuel being hedged is used.  The ineffective portion of our fuel hedges is determined based on the correlation between crude oil or heating oil prices and jet fuel prices and is included in nonoperating income (expense).  This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative change in value than the jet fuel being hedged and the mark-to-market adjustment on the fuel derivative contracts with Lehman Brothers.  Realized and unrealized gains (losses) related to fuel derivative instruments included in our consolidated statement of operations for the year ended December 31 are as follows (in millions):

	2008	2007	2006

Aircraft fuel and related taxes	$(144)	$31	$(40)
Regional capacity purchase, net	(28)	6	(8)
Nonoperating income (expense)	(99)	14	-
Total	$(271)	$51	$(48)

Foreign Currency Exchange Risk Management.  We use foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.

We account for these instruments as cash flow hedges.  They are recorded at fair value in prepayments and other current assets or other accrued other liabilities in the accompanying consolidated balance sheets with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue when the underlying service is provided.  We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency.   Hedge ineffectiveness, if any, is included in other nonoperating income (expense) in the accompanying consolidated statement of operations.  We had no ineffectiveness related to foreign currency hedges for the years ended December 31, 2008, 2007 and 2006.  Our net gain (loss) on our foreign currency average rate option and forward contracts was $5 million, $(2) million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  These gains (losses) are included in passenger revenue in the accompanying consolidated statement of operations.

NOTE 8 - PREFERRED AND COMMON STOCK

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

Common Stock.  We currently have one class of common stock issued and outstanding, Class B common stock. Each share of common stock is entitled to one vote per share.  In June 2008, we completed a public offering of 11 million shares of Class B common stock at a price to the public of $14.80 per share, raising net proceeds of $162 million.  Additionally, in the fourth quarter of 2008, we completed a public offering of 13 million shares of Class B common stock at an average price to the public of $15.84 per share, raising net proceeds of $196 million.  Proceeds from both offerings were used for general corporate purposes.  At December 31, 2008, approximately 26 million shares were reserved for future issuance related to the conversion of convertible debt securities and the issuance of stock under our stock incentive plans.

As discussed in Note 4, $170 million in principal amount of our 4.5% convertible notes was converted by the holders into 4.3 million shares of our Class B common stock in January 2007 at a conversion price of $40 per share.

Stockholder Rights Plan.  On November 20, 2008, our stockholder rights plan expired.  As a result, each outstanding share of our Class B common stock is no longer accompanied by a right.  The holders of common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

Restrictions on Dividends and Share Repurchases.  Our agreement with the union representing our pilots provides that we will not declare a cash dividend or repurchase our outstanding common stock for cash until we have contributed at least $500 million to the pilot defined benefit pension plan, measured from March 30, 2005.  Through February 18, 2009, we have made $470 million of contributions to this plan.

NOTE 9 - STOCK PLANS AND AWARDS

We have an equity incentive plan for management level employees and non-employee directors that permits the issuance of shares of our common stock.  Approximately 1.0 million shares remain available for award under this incentive plan as of December 31, 2008.  No further awards may be granted under the plan after October 3, 2009.

Stock Options.  Stock options are awarded with exercise prices equal to the fair market value of our common stock on the date of grant.  Management level employee stock options typically vest over a four year period and generally have five year terms.  Expense related to each portion of an option grant is recognized on a straight-line basis over the specific vesting period for those options.  Outside director stock options vest in full on the date of grant and have ten year terms.  Under the terms of our management incentive plans, a change in control would result in options outstanding under those plans becoming exercisable in full.

The table below summarizes stock option transactions pursuant to our plans (share data in thousands):

	2008		2007		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	7,817	$17.36	8,991	$15.12	12,710	$13.57
Granted	752	$10.84	728	$35.72	1,853	$24.11
Exercised	(375)	$12.49	(1,699)	$13.39	(5,118)	$14.33
Cancelled	(222)	$29.14	(203)	$17.29	(454)	$17.15
Outstanding at end of year	7,972	$16.65	7,817	$17.36	8,991	$15.12
Exercisable at end of year	6,212	$15.08	3,393	$15.45	1,764	$15.95

As of December 31, 2008, stock options outstanding at the end of the period had a weighted average contractual life of 3.1 years and an aggregate intrinsic value of $35 million.  Options exercisable at December 31, 2008 had a weighted average contractual life of 2.9 years and an aggregate intrinsic value of $30 million.

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

	2008	2007	2006

Risk-free interest rate	3.1%	4.9%	4.7%
Dividend yield	0%	0%	0%
Expected market price volatility of our common stock	62%	57%	63%
Expected life of options (years)	3.9	3.9	3.4
Fair value of options granted	$5.32	$16.95	$11.52

The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $3 million, $45 million and $81 million, respectively.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2008 (share data in thousands):

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$8.85-$11.87	857	3.4	$10.45
$11.89	4,519	2.9	$11.89
$11.96-$20.31	1,132	3.4	$19.13
$20.97-$49.80	1,464	3.2	$33.05

$8.85-$49.80	7,972	3.1	$16.65

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

$8.85-$11.87	241	$11.70
$11.89	4,519	$11.89
$11.96-$20.31	763	$18.85
$20.97-$49.80	689	$33.00

$8.85-$49.80	6,212	$15.08

Employee Stock Purchase Plan.  All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan (the "2004 ESPP").  At the end of each fiscal quarter, participants may purchase shares of our common stock at a discount of 15% off the fair market value of the stock on either the first day or the last day of the quarter (whichever is lower), subject to a minimum purchase price of $10 per share.  This discount is reduced to zero as the fair market value approaches $10 per share.  If the fair market value is below the $10 per share minimum price on the last day of a quarter, then the participants will not be permitted to purchase the common stock for such quarterly purchase period and we will refund to those participants the amount of their unused payroll deductions.  During 2008, 2007 and 2006, approximately 1.1 million, 0.4 million and 0.5 million shares, respectively, of common stock were issued to participants at a weighted-average purchase price of $12.76, $27.84 and $17.77 per share, respectively.   In January 2009, 0.2 million shares were purchased at a price of $14.96 per share for the fourth quarter of 2008.  In the aggregate, 3.0 million shares may be purchased under the plan; however, no shares remained available for purchase following the purchase made related to the quarter ended December 31, 2008.

Restricted Stock Units.  At December 31, 2008, we had three outstanding awards of restricted stock units ("RSUs") granted under our Long-Term Incentive and RSU Program:  (1) profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009, (2) profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009 and (3) profit based RSU awards with a performance period commencing January 1, 2008 and ending December 31, 2010.

Profit Based RSU Awards.  We have issued profit based RSU awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit-sharing based performance targets.  The performance targets require that we reach target levels of cumulative employee profit sharing under our enhanced employee profit sharing program during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year.  To serve as a retention feature, payments related to the achievement of a performance target generally will be made in annual increments over a three-year period to participants who remain continuously employed by us through each payment date.  Payments also are conditioned on our having, at the end of the fiscal year preceding the date any payment is made, a minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of our Board of Directors.  If we do not achieve the minimum cash balance applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward.  Payment amounts are calculated based on the average closing price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit-sharing based performance target.

 The following table sets forth information about the profit based RSU awards outstanding at December 31, 2008:

	2008 Grant	2007 Grant	2006 Grant

Initial grant date	February 2008	February 2007	June 2006

Number of awards outstanding	0.9 million	0.5 million	1.5 million

Performance period	January 1, 2008- December 31, 2010	January 1, 2007- December 31, 2009	April 1, 2006- December 31, 2009

Cumulative profit sharing targets (range)	$0-$275 million	$0-$350 million	$0-$225 million

Cumulative profit sharing achieved for applicable performance period	$0	$158 million	$262 million

Payment percentages (range)	0%-200%	0%-200%	0%-337.5%

Probable payment percentage:
As of December 31, 2008	100%	100%	337.5%
As of December 31, 2007	N/A	100%	337.5%
As of December 31, 2006	N/A	N/A	150.0%

Unrestricted cash, cash equivalents and short-term investments hurdle	$2.2 billion	$2.0 billion	$1.125 billion

We account for the profit based RSU awards as liability awards.  Once it is probable that a profit-sharing based performance target will be met, we measure the awards at fair value based on the current stock price.  The related expense is recognized ratably over the required service period, which ends on each payment date, after adjustment for changes in the then-current market price of our common stock.  As of December 31, 2007, we had achieved the highest cumulative profit sharing-based performance target for the profit based RSU awards with a performance period commencing April 1, 2006 and were, therefore, accruing expense based on a payment percentage of 337.5%.  We had not achieved any of the cumulative profit sharing-based performance targets as of December 31, 2008 for the profit based RSU awards with performance periods commencing January 1, 2007 and 2008, respectively, but we have concluded that it is probable that we will achieve the entry level target for those awards during the performance periods, resulting in an estimated payment percentage under each award of 100%.

The awards that had a performance period commencing April 1, 2006 and ending December 31, 2009 achieved the highest level cumulative profit sharing performance target based on cumulative profit sharing payments to our broad based employees of $262 million as of December 31, 2007.  As a result, in March 2008, payments totaling $52 million were made with respect to these profit based RSU awards following achievement of the year end cash hurdle applicable to those awards.

Stock Price Based RSU Awards.  Stock price based RSU awards made pursuant to our Long-Term Incentive and RSU Program can result in cash payments to award holders if there are specified increases in our stock price over multi-year performance periods.  There are currently no stock price based RSU awards outstanding.  Prior to our adoption of FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), on January 1, 2006, we had recognized no liability or expense related to our stock price based RSU awards because the targets set forth in the program had not been met.  However, SFAS 123R required these awards to be measured at fair value at each reporting date with the related expense being recognized over the required service periods, regardless of whether the specified stock price targets had been met.  The fair value was determined using a pricing model until the specified stock price target had been met, and was determined based on the current stock price thereafter.  On January 1, 2006, we recognized a cumulative effect of change in accounting principle to record our liability related to the stock price based RSU awards at that date, which reduced 2006 earnings by $26 million ($0.29 per basic share and $0.23 per diluted share).

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

During the first quarter of 2006, our stock price achieved the performance target price per share for 1.2 million stock price based RSU awards with a performance period ending December 31, 2007.  At December 31, 2007, our outstanding stock price based RSUs with a performance period commencing on April 1, 2004 and ending on December 31, 2007 had a vested liability of $29 million and were paid out in cash in January 2008 based on the average closing price of our common stock during the 20 trading days preceding December 31, 2007.

Stock-Based Compensation Expense.  Total stock-based compensation expense included in wages, salaries and related costs for the years ended December 31, 2008, 2007 and 2006 was $47 million, $75 million and $83 million, respectively.  As of December 31, 2008, $32 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized.  This amount will be recognized in expense over a weighted-average period of 1.7 years.  The expense related to RSUs does not impact payments to our broad based employee group under our enhanced profit sharing plan because profit sharing payments are based on pre-tax net income calculated prior to any costs associated with incentive compensation for executives.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (which are all net of applicable income taxes) were as follows (in millions):

	Defined Benefit Pension and Retiree Medical Benefits Plans			Unrealized Gain (Loss) on Derivative Instruments and Other
	Minimum Pension Liability	Unrecognized Prior Service Cost	Unrecognized Actuarial Gains (Losses)		Total
Balance at December 31, 2005	$(680)	$ -	$ -	$ 5	$ (675)
Net change in accumulated other comprehensive loss	68	-	-	(21)	47
Impact of adoption of SFAS 158	612	(237)	(760)	-	(385)
Balance at December 31, 2006	-	(237)	(760)	(16)	(1,013)
Derivative financial instruments:
Reclassification into earnings	-	-	-	18	18
Change in fair value	-	-	-	27	27
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	-	-	97	-	97
Reclassification of prior service cost into earnings	-	30	-	-	30
Current year prior service cost	-	(18)	-	-	(18)
Current year actuarial gain	-	-	354	-	354
Balance at December 31, 2007	-	(225)	(309)	29	(505)
Derivative financial instruments:
Reclassification into earnings	-	-	-	(26)	(26)
Change in fair value	-	-	-	(415)	(415)
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	-	-	85	-	85
Reclassification of prior service cost into earnings	-	31	-	-	31
Current year actuarial loss	-	-	(926)	-	(926)
Balance at December 31, 2008	$ -	$(194)	$(1,150)	$(412)	$(1,756)

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

The prior service cost and unrecognized actuarial losses recorded in accumulated other comprehensive loss before applicable income taxes were $219 million and $1.4 billion, respectively, at December 31, 2008, $250 million and $520 million, respectively, at December 31, 2007 and $262 million and $971 million, respectively, at December 31, 2006.  The unrealized gain (loss) on derivative instruments recorded in accumulated other comprehensive loss before applicable income taxes was the same as the after-tax amount presented in the table above at each of December 31, 2008, 2007 and 2006.

NOTE 11 - EMPLOYEE BENEFIT PLANS

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

Obligation and Funded Status.  Our pension and retiree medical benefits obligations are measured as of December 31 of each year.  The following table sets forth the changes in projected benefit obligation of the defined benefit pension and retiree medical benefits plans at December 31 (in millions):

	Defined Benefit Pension		Retiree Medical Benefits
	2008	2007	2008	2007

Accumulated benefit obligation	$2,273	$2,180	N/A	N/A

Benefit obligation at beginning of year	$2,353	$2,697	$252	$216
Service cost	59	61	12	11
Interest cost	149	158	16	14
Plan amendments	-	-	-	18
Actuarial (gains) losses	168	(347)	(17)	8
Participant contributions	-	-	2	1
Benefits paid	(118)	(59)	(16)	(16)
Settlements	(129)	(157)	-	-
Benefit obligation at end of year	$2,482	$2,353	$249	$252

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

The retiree medical benefits plan and certain supplemental defined benefit pension plans are unfunded, although we have investments in COLI products that support our obligations under certain of the supplemental plans (see note 6).  The following table sets forth the change in the fair value of the defined benefit pension plans' assets at December 31 (in millions):

	2008	2007

Fair value of plan assets at beginning of year	$1,817	$1,545
Actual gains (losses) on plan assets	(618)	150
Employer contributions, including benefits paid under unfunded plans	105	338
Benefits paid	(118)	(59)
Lump sum settlements	(129)	(157)
Fair value of plan assets at end of year	$1,057	$1,817

The unfunded portion of the defined benefit pension and retiree medical benefits liabilities were recognized in the accompanying consolidated balance sheets at December 31 as follows (in millions):

	Defined Benefit Pension		Retiree Medical Benefits
	2008	2007	2008	2007

Accrued payroll	$ 8	$ 2	$ 15	$ 17
Accrued pension liability	1,417	534	-	-
Accrued retiree medical benefits	-	-	234	235
Funded status of the plans - net underfunded	$1,425	$536	$249	$252

Our plans' under-funded status was $1.4 billion at December 31, 2008 and $536 million at December 31, 2007.  The increase in our plans' underfunded status was primarily the result of lower investment returns as a result of the current global financial crisis and decreases in the discount rate and the lump sum conversion interest rate used to determine our pension liability.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2008 were as follows (in millions):

	Defined Benefit Pension	Retiree Medical Benefits

Unrecognized prior service cost	$ 32	$187
Unrecognized actuarial (gains) losses	$1,423	$(62)

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plans.  The following table sets forth the amounts of unrecognized prior service cost and net actuarial loss recorded in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit expense during 2009 (in millions):

	Defined Benefit Pension	Retiree Medical Benefits

Prior service cost	$ 10	$21
Actuarial (gains) losses	$111	$(3)

The following actuarial assumptions were used to determine our benefit obligations at December 31:

	Defined Benefit Pension		Retiree Medical Benefits
	2008	2007	2008	2007

Weighted average assumed discount rate	6.13%	6.31%	6.03%	6.02%
Weighted average rate of compensation increase	2.30%	2.30%	-	-
Health care cost trend rate	-	-	7.50%	8.00%

The December 31, 2008 health care cost trend rate is assumed to decline gradually to 5% by 2014.

Net periodic defined benefit pension and retiree medical benefits expense for the year ended December 31 included the following components (in millions):

	Defined Benefit Pension			Retiree Medical Benefits
	2008	2007	2006	2008	2007	2006

Service cost	$ 59	$ 61	$ 59	$12	$11	$12
Interest cost	149	158	146	15	14	14
Expected return on plan assets	(157)	(137)	(122)	-	-	-
Amortization of unrecognized net actuarial (gain) loss	34	68	68	(1)	(2)	-
Amortization of prior service cost	10	10	9	21	20	20
Net periodic benefit expense	95	160	160	47	43	46
Settlement charges (included in special charges)	52	31	59	-	-	-
Net benefit expense	$ 147	$ 191	$ 219	$47	$43	$46

During 2008, 2007 and 2006, we recorded non-cash settlement charges totaling $52 million, $31 million and $59 million, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired.  SFAS No. 88 , "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan.  Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation.

The following actuarial assumptions were used to determine our net periodic benefit expense for the year ended December 31:

	Defined Benefit Pension			Retiree Medical Benefits
	2008	2007	2006	2008	2007	2006

Weighted average assumed discount rate	6.27%	5.95%	5.78%	6.02%	5.76%	5.57%
Expected long-term rate of return on plan assets	8.50%	8.26%	8.50%	-	-	-
Weighted average rate of compensation increase	2.30%	2.30%	2.25%	-	-	-
Health care cost trend rate	-	-	-	8.00%	8.00%	9.00%

The 2008 health care cost trend rate is assumed to decline gradually to 5% by 2014.

A one percentage point change in the assumed health care cost trend rate would have the following effect (in millions):

	One Percent Increase	One Percent Decrease

Impact on 2008 retiree medical benefits expense	$ 3	$ (2)
Impact on accrued retiree medical benefits as of December 31, 2008	$24	$(21)

The defined benefit pension plans' assets consist primarily of equity and fixed-income securities.  As of December 31, the asset allocations by category were as follows:

	2008	2007

U.S. equities	47%	49%
International equities	21	22
Fixed income	20	22
Other	12	7
Total	100%	100%

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

	Percent of Total	Expected Long-Term Rate of Return

U.S. equities	35-55%	9%
International equities	15-25	9
Fixed income	15-25	5
Other	0-15	12

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations.  During 2008, we contributed $102 million to our tax-qualified defined benefit pension plans, satisfying our minimum funding requirements during calendar year 2008.  We contributed an additional $50 million to our tax-qualified defined benefit pension plans in January 2009.  We expect to contribute approximately $125 million to our tax-qualified defined benefit pension plans during 2009.

We project that our defined benefit pension and retiree medical plans will make the following benefit payments, which reflect expected future service and include expected lump sum distributions, during the year ended December 31 (in millions):

	Defined Benefit Pension	Retiree Medical Benefits

2009	$ 108	$ 15
2010	130	16
2011	151	17
2012	165	18
2013	195	19
2014 through 2018	992	117

Defined Contribution Plans for Pilots.  As required by the pilot agreement, two pilot-only defined contribution plans were established in 2005.  One of these plans is a money purchase pension plan -- a type of defined contribution plan subject to the minimum funding rules of the Internal Revenue Code.  Contributions under this plan are generally expressed as a percentage of applicable pilot compensation, subject to limits under the Internal Revenue Code.  The other pilot-only defined contribution plan is a 401(k) plan that was established by transferring the pilot accounts from our pre-existing primary 401(k) plan (covering substantially all of our U.S. employees other than CMI employees) to a separate pilot-only 401(k) plan.  Pilots may make elective pre-tax and/or post-tax contributions to the pilot-only 401(k) plan.  In addition, the pilot agreement calls for employer contributions to the pilot-only 401(k) plan based on pre-tax profits during a portion of the term of the pilot agreement.  To the extent the Internal Revenue Code limits preclude employer contributions called for by the pilot agreement, the disallowed amount will be paid directly to the pilots as current wages under a corresponding nonqualified arrangement.  Our expense related to the defined contribution plans for pilots was $82 million, $69 million and $49 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Other 401(k) Plans.  We have two other defined contribution 401(k) employee savings plans in addition to the pilot-only 401(k) plan, a 401(k) plan covering substantially all domestic employees except for pilots and a 401(k) plan covering substantially all of the employees of CMI.  Participants in the non-pilot 401(k) plans may make elective pre-tax and/or post-tax contributions, and substantially all of those participants who are not and will not become eligible for the Company's defined benefit pension plans are eligible to receive employer contributions, expressed as a percentage of applicable compensation, under the non-pilot 401(k) plans.  In addition, the non-pilot 401(k) plans will be amended effective as of January 1, 2009 to provide for the reinstatement of service-based employer match contributions for certain workgroups at levels ranging up to 50% of employee contributions of up to 6% of the employee's salary, based on seniority.  Company matching contributions are made in cash.  For the years ended December 31, 2008, 2007 and 2006, total expense for these defined contribution plans was $6 million, $5 million and $4 million, respectively.

Profit Sharing Program.  Our enhanced profit sharing program, which will be in place through December 31, 2009, creates an award pool for employees of 30% of the first $250 million of annual pre-tax income, 25% of the next $250 million and 20% of amounts over $500 million.  For purposes of the program, pre-tax net income excludes unusual or non-recurring items and is calculated prior to any costs associated with incentive compensation for executives with performance targets determined by the Human Resources Committee of our Board of Directors.  Payment of profit sharing to participating employees occurs in the fiscal year following the year in which profit sharing is earned and the related expense is recorded.  Substantially all of our employees participate in this program except for officers and management directors.  We recognized $172 million and $115 million of profit sharing expense and related payroll taxes in 2007 and 2006, respectively.  This amount is included in wages, salaries and related costs in our consolidated statements of operations.  As we incurred a loss in 2008, there was no profit sharing expense in 2008.

NOTE 12 - INCOME TAXES

Income tax benefit (expense) for the year ended December 31 consisted of the following (in millions):

	2008	2007	2006

Federal:
Current	$ (2)	$ (3)	$ (1)
Deferred	229	(198)	(132)
State:
Current	-	(2)	2
Deferred	20	(17)	(10)
Foreign:
Current	-	(1)	(1)
Valuation allowance	(148)	114	142
Total income tax benefit (expense)	$ 99	$(107)	$ -

The reconciliation of income tax computed at the United States federal statutory tax rate to income tax benefit (expense) for the years ended December 31 is as follows (in millions):

	Amount			Percentage
	2008	2007	2006	2008	2007	2006

Income tax benefit (expense) at United States statutory rates	$239	$(198)	$(129)	35.0%	35.0%	35.0%
State income tax benefit (expense), net of federal benefit	14	(12)	(4)	2.0	2.1	1.1
Meals and entertainment disallowance	(5)	(6)	(6)	(0.7)	1.1	1.6
Valuation allowance	(148)	114	142	(21.7)	(20.1)	(38.4)
Other	(1)	(5)	(3)	(0.2)	0.7	0.7
Income tax benefit (expense)	$ 99	$(107)	$ -	14.4%	18.8%	0.0%

For financial reporting purposes, income tax benefit recorded on losses results in deferred tax assets.  Beginning in the first quarter of 2004, we concluded that we were required to provide a valuation allowance for net deferred tax assets due to our continued losses and our determination that it was more likely than not that such deferred tax assets would ultimately not be realized.  As a result, our losses subsequent to that point were not reduced by any tax benefit.  Consequently, we also did not record any provision for income taxes on our pre-tax income in 2006 or 2007 because we utilized a portion of the net operating loss carryforwards ("NOLs") for which we had not previously recognized a benefit.  In the fourth quarter of 2007, we recorded income tax expense of $104 million to increase the valuation allowance to be fully reserved for certain NOLs, expiring in 2008 through 2011, which more likely than not would not be realized prior to their expiration.  In the second quarter of 2008, we recorded an income tax credit of $28 million resulting from higher utilization of those NOLs than had been previously anticipated.  We have approximately $3.4 billion of additional NOLs, which expire between the years 2020 and 2028, available for use to offset future cash income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of December 31 were as follows (in millions):

	2008	2007

Fixed assets, intangibles and spare parts	$1,767	$1,789
Other, net	-	3

Gross deferred tax liabilities	1,767	1,792

Net operating loss carryforwards	(1,355)	(1,384)
Pension liability	(481)	(151)
Accrued liabilities	(558)	(349)
Other, net	(167)	-

Gross deferred tax assets	(2,561)	(1,884)

Valuation allowance	794	192

Net deferred tax liability	-	100

Less: current deferred tax asset	(216)	(259)

Non-current deferred tax liability	$ 216	$ 359

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 5.40% for December 2008).  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.  If we were to have an ownership change as of December 31, 2008 under current conditions, our annual NOL utilization could be limited to $119 million per year, before consideration of any built-in gains.

Activity in our deferred tax asset valuation allowance for the year ended December 31 was as follows (in millions):

	2008	2007	2006

Balance at beginning of year	$ 192	$ 487	$ 496

Valuation allowance (utilized) provided for taxes related to:
Income (loss) before cumulative effect of change in accounting principle	148	(114)	(142)
Cumulative effect of change in accounting principle	-	-	10
Items recorded directly to accumulated other comprehensive loss	462	(187)	(18)
Adoption of SFAS 158	-	-	142
Other	(8)	6	(1)
Balance at end of year	$ 794	$ 192	$ 487

Our federal and state income tax returns for years after 2004 remain subject to examination by the taxing authorities.

NOTE 13 - SPECIAL CHARGES

Special charges for the years ended December 31 were as follows (in millions):

	2008	2007	2006

Pension settlement charges (see Note 11)	$ 52	$ 31	$ 59
Aircraft-related charges, net of gains on sales of aircraft	40	(22)	(18)
Severance	34	-	-
Route impairment and other	55	4	(14)
Total special charges	$ 181	$ 13	$ 27

Year Ended December 31, 2008.  Aircraft-related charges, net of gains on sales of aircraft, of $40 million include non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets.  Following the decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 fleet by the end of 2009, we evaluated the ongoing value of the assets associated with these fleets.  Fleet assets include owned aircraft, improvements on leased aircraft, spare parts, spare engines and simulators.  Based on our evaluation, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value.  We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.  Aircraft-related charges, net of gains on sales of aircraft in 2008 also includes charges for future lease costs on permanently grounded 737-300 aircraft and gains on the sale of ten Boeing 737-500 aircraft.

At December 31, 2008, we had five owned Boeing 737-500 aircraft and five owned Boeing 737-300 aircraft that were grounded.  These aircraft are being carried at an aggregate fair market value of $84 million.  At December 31, 2008, we also had two temporarily grounded Boeing 737-500 leased aircraft and seven permanently grounded Boeing 737-300 leased aircraft.  These aircraft have lease terms that range from one month to 43 months.  We also have temporarily grounded all thirty 37-seat ERJ 135 aircraft.  The two leased Boeing 737-500 aircraft that were grounded at December 31, 2008 re-entered our active fleet in January 2009.

We have aircraft sale contracts with two different foreign buyers to sell 15 Boeing 737-500 aircraft.  The buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates for the aircraft.  We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required.  These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.

We expect to incur additional special charges in future quarters associated with the planned permanent grounding of 23 additional Boeing 737-300 aircraft during 2009.  Additionally, we may incur further accounting charges as a result of future fleet actions, including costs associated with future lease payments and return conditions on 30 ERJ-135 aircraft that are currently temporarily grounded.  We are not able at this time to estimate the amount and timing of these future charges.

In conjunction with the capacity reductions, we incurred $34 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence during 2008.  Approximately 3,000 positions were eliminated as a result of the capacity reductions, the majority of which were implemented in September 2008.

Route impairment and other special charges in 2008 of $55 million includes an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our flights between New York Liberty and London from London Gatwick Airport to London Heathrow Airport and $37 million of charges related to contract settlements with regional carriers and unused facilities.

Year Ended December 31, 2007.  Aircraft related credits of $22 million in 2007 related primarily to the sale of three 737-500 aircraft.  Other special charges in 2007 of $4 million related to a change in the mandatory retirement age for our pilots from age 60 to 65 signed into law on December 31, 2007.  Because of the extension of the mandatory retirement age, we recorded an additional $4 million liability for the long-term disability plan for our pilots in 2007.

Year Ended December 31, 2006.  Aircraft related special credits of $18 million in 2006 related primarily to a reduction of accruals for future lease payments and return conditions related to permanently grounded MD-80 aircraft following negotiated settlements with the aircraft lessors.  Other special credits in 2006 of $14 million related to the surrender of stock price based RSU awards discussed in Note 9.

Accrual Activity.  Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Balance, December 31, 2007	Accrual	Payments	Balance, December 31, 2008

Severance/medical costs	$ -	$ 34	$(6)	$28
Permanently grounded aircraft	-	14	(4)	10
Unused facilities	8	14	(2)	20

These accruals and payments relate primarily to our mainline segment.  Cash payments related to the accruals for severance and medical costs will be made through the end of 2009.  Remaining lease payments on permanently grounded aircraft and unused facilities will be made through 2009 and 2018, respectively.

NOTE 14 - INVESTMENT IN OTHER COMPANIES

Copa.  In May 2008 and July 2006, we sold 4.4 million and 7.5 million shares, respectively, of the Class A common stock of Copa for net proceeds of $149 million and $156 million, respectively.  We recognized gains of $78 million and $92 million, respectively, on these transactions.  We no longer own any shares of Copa.

Prior to our disposition of Copa shares in May 2008, we accounted for our interest in Copa using the equity method of accounting because of our ability to significantly influence Copa's operations through our alliance agreements with Copa and our representation on Copa's Board of Directors.

Holdings.  In 2007, we sold all of our shares of the common stock of Holdings, the parent company of ExpressJet, to third parties for cash proceeds of $35 million.  We recognized a gain of $7 million as a result of these sales.

During 2006, we held an 8.6% interest in Holdings.  We accounted for our interest in Holdings using the equity method of accounting because of our continued ability to significantly influence Holdings' operations through our capacity purchase agreement with ExpressJet.

ARINC.  ARINC develops and operates communications and information processing systems and provides systems engineering and other services to the aviation industry and other industries.  In 2007, we sold all of our ARINC common stock and  received cash proceeds of $30 million.  Our investment in ARINC had no carrying value, resulting in a gain of $30 million.

Equity in Earnings of Other Companies.  We recorded equity in earnings of other companies of $12 million, $18 million and $61 million in the years ended December 31, 2008, 2007 and 2006, respectively.  The declining amounts reflect our decreased ownership of Copa and Holdings.  These amounts are included in other nonoperating income (expense) in our consolidated statements of operations.

NOTE 15 - VARIABLE INTEREST ENTITIES

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

Airport Leases.  We are the lessee of real property under long-term operating leases at a number of airports where we are also the guarantor of approximately $1.5 billion of underlying debt and interest thereon.  These leases are typically with municipalities or other governmental entities, which are excluded from the consolidation requirements concerning variable interest entities.  To the extent our lease and related guarantee are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease and the lease does not include a residual value guarantee, fixed-price purchase option or similar feature as discussed above.

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

NOTE 16 - REGIONAL CAPACITY PURCHASE AGREEMENTS

Capacity Purchase Agreement with ExpressJet

General.  In June 2008, we entered into the Second Amended and Restated Capacity Purchase Agreement with ExpressJet and certain of its affiliates (the "Amended ExpressJet CPA"), which amends and restates our capacity purchase agreement with ExpressJet.  Under the Amended ExpressJet CPA, we will continue to purchase all of the capacity from the ExpressJet flights covered by the agreement at a negotiated price.  The Amended ExpressJet CPA was effective as of July 1, 2008.

Capacity and Fleet Matters.  The Amended ExpressJet CPA covers a minimum of 205 regional jets in the first year.  At December 31, 2008, 214 regional jets were being operated under the Amended ExpressJet CPA.  After the first year, the minimum number of covered aircraft adjusts to 190 regional jets, or fewer as leases on covered aircraft expire.  Of the 69 aircraft ExpressJet previously subleased from us for non-Continental flying, ExpressJet continues to sublease 30 Embraer 50-seat regional jets from us outside the Amended ExpressJet CPA at reduced rental rates.  During the third quarter of 2008, ExpressJet notified us of its intent to return to us 39 ERJ-145 aircraft that it subleased from us and operated on its own behalf.  ExpressJet had returned all 39 of these subleased aircraft to us by early October 2008.  We have elected to add these returned aircraft to the Amended ExpressJet CPA.  During September 2008, we temporarily grounded all 30 of the subleased 37-seat ERJ 135 aircraft being flown by ExpressJet on our behalf and notified ExpressJet that these aircraft would be withdrawn from the Amended ExpressJet CPA.  We are evaluating our options regarding these 30 aircraft, including sublease opportunities or permanently grounding them.

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

Compensation and Operational Responsibilities.  In exchange for ExpressJet's operation of the flights and performance of other obligations under the Amended ExpressJet CPA, we have agreed to pay ExpressJet a pre-determined rate, subject to annual escalations (capped at 3.5%), for each block hour flown (the hours from gate departure to gate arrival) and to reimburse ExpressJet for various pass-through expenses (with no margin or mark-up) related to the flights, including insurance, property taxes, international navigation fees, depreciation (primarily aircraft-related), landing fees and certain maintenance expenses.  Under the Amended ExpressJet CPA, we continue to be responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended ExpressJet CPA.  The Amended ExpressJet CPA contains incentive bonus and rebate provisions based upon ExpressJet's operational performance, but no longer includes any payment adjustments in respect of ExpressJet's operating margin.

Service Agreements.  We provide various services to ExpressJet and charge them at rates in accordance with our capacity purchase agreement.  The services provided to ExpressJet by us include loading fuel into aircraft, certain customer services such as ground handling and infrastructure services, including insurance, technology, real estate and environmental affairs.  Prior to 2007, we also provided treasury, human resources, internal corporate accounting, tax, payroll, accounts payable and certain risk management services to ExpressJet.  For providing these services, we charged ExpressJet approximately $41 million, $88 million and $105 million in 2008, 2007 and 2006, respectively.

Leases.  As of December 31, 2008, ExpressJet leased all 244 of its aircraft under long-term operating leases from us.  ExpressJet's lease agreements with us have substantially the same terms as the lease agreements between us and the lessors and expire between 2013 and 2022, except that ExpressJet's rent rates on 30 ERJ-145 aircraft not operated under the Amended ExpressJet CPA were reduced by one-half effective July 1, 2008.   ExpressJet leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports.  If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the Amended ExpressJet CPA by the amount of the defaulted payment.  Our total rental income related to all leases with ExpressJet was approximately $205 million, $360 million and $349 million in 2008, 2007 and 2006, respectively.  The 2008 and 2007 totals include $76 million and $79 million, respectively, related to regional jets operated by ExpressJet outside of our capacity purchase agreement, which is reported as other revenue.  Our aircraft rental income on aircraft flown for us through June 30, 2008 is reported as a reduction to regional capacity purchase, net.

Income Taxes. In conjunction with Holdings' IPO, our tax basis in the stock of Holdings and the tax basis of ExpressJet's tangible and intangible assets were increased to fair value.  The increased tax basis should result in additional tax deductions available to ExpressJet over a period of 15 years.  To the extent ExpressJet generates taxable income sufficient to realize the additional tax deductions, our tax sharing agreement with ExpressJet provides that it will be required to pay us a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  ExpressJet is required to pay us 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the anticipated benefits are not realized by the end of 2018, ExpressJet will be obligated to pay us 100% of any benefits realized after that date.  We recognize the benefit of the tax savings associated with ExpressJet's asset step-up for financial reporting purposes in the year paid to us by ExpressJet due to the uncertainty of realization.  We recognized no income from the tax sharing agreement in 2008 or 2007.  Income from the tax sharing agreement totaled $26 million in 2006 and is included in other nonoperating income (expense) in the accompanying statement of operations.

Capacity Purchase Agreement with Chautauqua

During 2007, Chautauqua Airlines, Inc. ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings Inc., began providing and operating forty-four 50-seat regional jets as a Continental Express carrier under a capacity purchase agreement ("the Chautauqua CPA").  As of December 31, 2008, 37 aircraft were being flown by Chautauqua for us.  The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual escalations (capped at 3.5%), for each block hour flown for its operation of the aircraft.  Chautauqua supplies the aircraft that it operates under the agreement.  Aircraft are scheduled to be removed from service under the Chautauqua CPA each year through 2012, provided that we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for seven aircraft, subject to the renewal terms of the related aircraft lease.

Capacity Purchase Agreement with CommutAir

Our capacity purchase agreement with Champlain Enterprises, Inc., doing business as CommutAir (the "CommutAir CPA"), provides for CommutAir to operate sixteen 37-seat Bombardier Q200 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins and New York Liberty.  The CommutAir CPA became effective in 2006 and has a term of approximately six years.  CommutAir supplies all of the aircraft that it operates under the agreement.

Capacity Purchase Agreement with Colgan

In 2008, Pinnacle Airlines Corp.'s subsidiary, Colgan Air, Inc. ("Colgan"), began operating fifteen 74-seat Bombardier Q400 twin-turboprop aircraft on short and medium-distance routes from New York Liberty on our behalf.  Colgan operates the flights as a Continental Connection carrier under a capacity purchase agreement with us.  In January 2009, we amended the capacity purchase agreement to increase by 15 the number of Q400 aircraft operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for approximately ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all aircraft that it operates under the agreement.  One of Colgan's Q400 aircraft was involved in an accident on February 12, 2009, reducing the number of aircraft currently being flown for us to 14.

Indemnification Under Capacity Purchase Agreements

Under each of these capacity purchase agreements, our regional operator is generally required to indemnify us for any claims arising in connection with its operation of the aircraft under the agreement and to maintain separate insurance to cover its indemnification obligation.

Commitments under Capacity Purchase Agreements

Our future commitments under our capacity purchase agreements are dependent on numerous variables, and are therefore difficult to predict.  The most important of these variables is the number of scheduled block hours.  Although we are not required to purchase a minimum number of block hours under certain of our capacity purchase agreements, we have set forth below estimates of our future payments under the agreement based on our stated assumptions.  These estimates of our future payments under all of the capacity purchase agreements do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from Chautauqua, CommutAir or Colgan and facility rent that are disclosed as part of aircraft and nonaircraft operating leases.  For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, (2) that we will reduce the fleet as rapidly as contractually allowed under each agreement, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at historic levels, and (5) that inflation is 1.6% to 3.5% per year.  Additionally, the impact of the 15 additional Q400 aircraft expected to begin service beginning in 2010 has not been included since this commitment was entered into subsequent to December 31, 2008.  Based on these assumptions, our future payments through the end of the terms of our capacity purchase agreements at December 31, 2008 were estimated as follows (in millions):

Year ending December 31,
2009	$ 767
2010	674
2011	660
2012	675
2013	671
Later years	1,256
Total	$4,703

It is important to note that the actual amounts we pay to our regional operators under capacity purchase agreements could differ materially from these estimates.  For example, a 10% increase or decrease in scheduled block hours for all of our regional operators (whether as a result of changes in average daily utilization or otherwise) in 2009 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreements of approximately 8.7%, or $67 million.

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of significant related party transactions that occurred during 2008, 2007 and 2006, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.  The payments to and from related parties in the ordinary course of business were based on prevailing market rates and do not include interline billings, which are common among airlines for transportation-related services.  In each case, the payments in 2008 relate only to the period that the respective entity was considered a related party.

Northwest Airlines.  Prior to April 2008, Northwest Airlines, Inc. held the sole share of our Series B Preferred Stock.  We currently have a global alliance with Northwest involving extensive codesharing, frequent flyer reciprocity and other cooperative activities.  The other cooperative activities are considered normal to the daily operations of both airlines.  As a result of these other cooperative activities, we paid Northwest $9 million, $28 million and $27 million in 2008, 2007 and 2006, respectively, and Northwest paid us $9 million, $13 million and $20 million in 2008, 2007 and 2006, respectively.

Copa Airlines.  Prior to May 2008, we held a 10% interest in Copa.  We have a long-term alliance with Copa Airlines involving extensive codesharing, frequent flyer reciprocity and other cooperative activities.  The other cooperative activities are considered normal to the daily operations of both airlines.  As a result of these other cooperative activities, Copa paid us $7 million, $10 million and $8 million in 2008, 2007 and 2006, respectively.

NOTE 18 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional. The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 50 or fewer seats (for jets) or 78 or fewer seats (for turboprops).  As of December 31, 2008, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  See Note 15 for further discussion of the capacity purchase agreements.

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

Financial information for the year ended December 31 by business segment is set forth below (in millions):

	2008	2007	2006

Operating Revenue:
Mainline	$12,827	$12,019	$10,907
Regional	2,414	2,213	2,221
Total Consolidated	$15,241	$14,232	$13,128

Depreciation and amortization expense:
Mainline	$ 427	$ 400	$ 378
Regional	11	13	13
Total Consolidated	$ 438	$ 413	$ 391

Special Charges (Note 13):
Mainline	$ 155	$ 13	$ 27
Regional	26	-	-
Total Consolidated	$ 181	$ 13	$ 27

Operating Income (Loss):
Mainline	$ 74	$ 848	$ 593
Regional	(388)	(161)	(125)
Total Consolidated	$ (314)	$ 687	$ 468

Interest Expense:
Mainline	$ 352	$ 369	$ 385
Regional	13	14	16
Total Consolidated	$ 365	$ 383	$ 401

Interest Income:
Mainline	$ 65	$ 160	$ 131
Regional	-	-	-
Total Consolidated	$ 65	$ 160	$ 131

Income Tax Expense:
Mainline	$ 41	$(140)	$ -
Regional	58	33	-
Total Consolidated	$ 99	$(107)	$ -

Net Income (Loss):
Mainline	$ (242)	$ 601	$ 476
Regional	(343)	(142)	(133)
Total Consolidated	$(585)	$ 459	$ 343

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

Information concerning operating revenue by principal geographic area for the year ended December 31 is as follows (in millions):

	2008	2007	2006

Domestic	$8,327	$8,053	$ 7,742
Trans-Atlantic	3,448	3,065	2,531
Latin America	2,283	1,981	1,806
Pacific	1,183	1,133	1,049

	$15,241	$14,232	$13,128

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment.  Our tangible assets and capital expenditures consist primarily of flight and related ground support equipment, which is mobile across geographic markets and, therefore, has not been allocated.

 NOTE 19 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of December 31, 2008, we had firm commitments for 87 new aircraft (54 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.6 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of December 31, 2008.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect that these aircraft will be placed into service in the first half of 2010.

As discussed in Note 4, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied a portion of this financing to 27 Boeing aircraft delivered to us in 2008 and recorded related debt of $1.0 billion.  We will apply the remainder of this financing to three of the Boeing 737 aircraft scheduled for delivery in 2009.  We have reached an agreement in principle with a bank for it to provide financing for three Boeing 737-900ER aircraft scheduled for delivery in the first half of 2009.  Boeing has agreed to provide backstop financing for all of the additional 11 Boeing 737 aircraft scheduled for delivery through February 2010 (or 14 such additional aircraft if we fail to reach a definitive agreement for the financing described in the previous sentence), subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.  Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures.  We can provide no assurance that such further financing will be available.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $123 million at December 31, 2008 and a final scheduled maturity in 2015.  If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at December 31, 2008 in the amount of $69 million.  These letters of credit and performance bonds have expiration dates through October 2010.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At December 31, 2008, we had $1.5 billion of floating rate debt and $260 million of fixed rate debt, with remaining terms of up to 12 years, that is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 12 years and an aggregate carrying value of $1.6 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreements.  On June 10, 2008, we entered into an amendment and restatement of our Bankcard Agreement with Chase.   In connection with the amendment of the Bankcard Agreement, we also amended our domestic bank-issued credit card processing agreement to extend the term of the agreement until December 31, 2016 and modify certain provisions in the agreement.  As a result of the amendment of that processing agreement, the requirement that we maintain a minimum EBITDAR (generally, earnings before interest, income taxes, depreciation, amortization, aircraft rentals, certain nonoperating income (expense) and special items) to fixed charges (interest and aircraft rentals) ratio for the preceding 12 months was eliminated as a trigger requiring the posting of additional collateral.

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

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $72 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $229 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $437 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $958 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Employees.  As of December 31, 2008, we had approximately 42,490 employees, which, due to the number of part-time employees, represents 40,460 full-time equivalent employees.  In conjunction with the capacity reductions we announced in June 2008, we have reduced our total workforce by approximately 3,000 positions, with the majority of the reductions being accomplished through voluntary programs.  These included an enhanced retirement window, company offered leaves of absence and other voluntary reduction programs.

Approximately 44% of our full-time equivalent employees are represented by unions.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  During 2008, we met with representatives of the applicable unions to engage in bargaining for amended collective bargaining agreements.  These talks will continue in 2009 with a goal of reaching agreements that are fair to us and to our employees.  Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy.

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

At December 31, 2008, we had an accrual for estimated costs of environmental remediation throughout our system of $33 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2008.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2008 and 2007 is as follows (in millions, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Operating revenue	$3,570	$4,044	$4,156	$3,471
Operating loss	(66)	(71)	(152)	(25)
Nonoperating income (expense), net	(58)	25	(96)	(239)
Net loss	(80)	(3)	(236)	(266)

Loss per share:
Basic	$(0.81)	$(0.03)	$(2.14)	$(2.33)
Diluted	$(0.81)	$(0.03)	$(2.14)	$(2.33)

2007
Operating revenue	$3,179	$3,710	$3,820	$3,523
Operating income	64	263	280	80
Nonoperating expense, net	(42)	(31)	(39)	(9)
Net income (loss)	22	228	241	(32)

Earnings (loss) per share:
Basic	$ 0.23	$2.35	$2.47	$(0.33)
Diluted	$ 0.21	$2.03	$2.15	$(0.33)

The quarterly income (loss) amounts were impacted by the following special income (expense) items:

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Operating earnings:
Pension settlement charges	$ -	$ -	$ (8)	$ (44)
Aircraft-related charges, net of gains on sales of aircraft	8	(41)	(12)	5
Severance	-	-	(33)	(1)
Route impairment and other	-	(17)	(38)	-
Total special charges in operating earnings	$ 8	$(58)	$(91)	$ (40)

Additional special items:
Gains on sales of investments	$ -	$ 78	$ -	$ -
Loss on fuel hedge contracts with Lehman Brothers	-	-	-	(125)
Write-down of auction rate securities, net of put right received	-	(29)	-	(5)
Income tax credit related to NOL utilization	-	28	-	-

2007
Operating earnings:
Pension settlement charges	$ (5)	$ (7)	$(12)	$ (7)
Aircraft-related charges, net of gains on sales of aircraft	(6)	-	-	28
Pilot long-term disability charge	-	-	-	(4)
Total special charges in operating earnings	$(11)	$ (7)	$(12)	$ 17

Additional special items:
Gains on sales of investments	$ 7	$ -	$ -	$ 30
Income tax expense related to NOL utilization	-	-	-	(104)

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

Item 9A.  Controls and Procedures.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  They concluded that the controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 was conducted.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on their assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the internal control over financial reporting of Continental Airlines, Inc. (the "Company") as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, common stockholders' equity, and cash flows of the Company for each of the three years in the period ended December 31, 2008, and our report dated February 18, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2009

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 10, 2009.

Item 11.  Executive Compensation.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 10, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
 Stockholder Matters.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 10, 2009 and from Item 5.  "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 10, 2009.

Item 14.  Principal Accountant Fees and Services.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 10, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for each of the Three Years in the Period Ended
December 31, 2008
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
December 31, 2008
Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2008
Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

(c)	See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.

By /s/ ZANE C. ROWE
Zane C. Rowe
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  February 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 18, 2009.

Signature	Capacity

/s/ LAWRENCE W. KELLNER	Chairman and Chief Executive Officer
Lawrence W. Kellner	(Principal Executive Officer)

/s/ ZANE C. ROWE	Executive Vice President and
Zane C. Rowe	Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

KIRBYJON H. CALDWELL*	Director
Kirbyjon H. Caldwell

DOUGLAS H. McCORKINDALE*	Director
Douglas H. McCorkindale

HENRY L. MEYER III*	Director
Henry L. Meyer III

OSCAR MUNOZ*	Director
Oscar Munoz

GEORGE G. C. PARKER*	Director
George G. C. Parker

/s/ JEFFERY A. SMISEK	Director
Jeffery A. Smisek

KAREN HASTIE WILLIAMS*	Director
Karen Hastie Williams

RONALD B. WOODARD*	Director
Ronald B. Woodard

CHARLES A. YAMARONE*	Director
Charles A. Yamarone

*By	/s/ Jennifer L. Vogel
Jennifer L. Vogel
Attorney-in-fact
February 18, 2009

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

3.2
Amended and Restated Bylaws of Continental, effective as of November 20, 2008 - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated November 20, 2008 (File no. 1-10323).

4.1	Specimen Class B Common Stock Certificate of Continental - incorporated by reference to Exhibit 4.1 to Continental's Registration Statement on Form 8-A/A filed November 21, 2008.

4.2
Warrant Agreement dated as of April 27, 1993, between Continental and Continental as warrant agent - incorporated by reference to Exhibit 4.7 to Continental's Current Report on Form 8-K, dated April 16, 1993 (File no. 1-10323).  (No warrants remain outstanding under the agreement, but some of its terms are incorporated into Continental's stock option agreements.)

4.3
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

10.1(d)	Supplemental Agreements No. 8 through 11 to the Terminal C Lease - incorporated by reference to Exhibit 10.10 to Continental's Form S-1 Registration Statement (No. 33-68870).

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

10.4*
Employment Agreement dated as of October 15, 2007 between Continental and Lawrence W. Kellner - incorporated by reference to Exhibit 10.2 to Continental's Form 10-Q for the quarter ended September 30, 2007 (File no. 1-10323) (the "2007 Q-3 10-Q").

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

10.4(c)*
Letter Agreement dated as of May 30, 2008 between Continental and Larry Kellner - incorporated by reference to Exhibit 99.2 to Continental's Current Report on Form 8-K dated June 5, 2008 (the "06/08 8-K").

10.5*	Employment Agreement dated as of October 15, 2007 between Continental and Jeffery A. Smisek - incorporated by reference to Exhibit 10.3 to the 2007 Q-3 10-Q.

10.5(a)*	Compensation Reduction Agreement for Jeffery A. Smisek dated December 22, 2004 - incorporated by reference to Exhibit 99.2 to the 12/04 8-K.

10.5(b)*	Amendment to Compensation Reduction Agreement for Jeffery A. Smisek dated February 15, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-1 10-Q.

10.5(c)*	Letter Agreement dated as of May 30, 2008 between Continental and Jeffery Smisek - incorporated by reference to Exhibit 99.3 to the 06/08 8-K.

10.6*
Employment Agreement dated as of August 31, 2008 between Continental and Zane Rowe - incorporated by reference to Exhibit 10.2 to Continental's Form 10-Q for the quarter ended September 30, 2008 (File no. 1-10323) (the "2008 Q-3 10-Q").

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

10.8(a)*
Compensation Reduction Agreement for James E. Compton dated December 22, 2004 - incorporated by reference to Exhibit 10.8(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 2004 (File no. 1-10323) (the "2004 10-K").

10.8(b)*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005 - incorporated by reference to Exhibit 10.4 to the 2005 Q-1 10-Q.

10.9*	Continental Airlines, Inc. 1997 Stock Incentive Plan ("1997 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-23165).

10.9(a)*	Form of Outside Director Stock Option Grant pursuant to the 1997 Incentive Plan - incorporated by reference to Exhibit 10.11(c) to the 1997 10-K.

10.10*	Amendment and Restatement of the 1994 Incentive Plan and the 1997 Incentive Plan - incorporated by reference to Exhibit 10.19 to the 1998 10-K.

10.11*	Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297).

10.11(a)*
Amendment No. 1 to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan - incorporated by reference to Exhibit 10.2 to Continental's  Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 1-10323) (the "2001 Q-2 10-Q").

10.11(b)*	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan - incorporated by reference to Exhibit 10.12(c) to the 2006 10-K.

10.11(c)*	Amendment to 1998 Incentive Plan, 1997 Incentive Plan and 1994 Incentive Plan - incorporated by reference to Exhibit 10.5 to the 2004 Q-1 10-Q.

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

10.12(c)*
Form of Outside Director Stock Option Grant pursuant to the Incentive Plan 2000 (updated form to facilitate electronic delivery) - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File no. 1-10323) (the "2008 Q-1 10-Q").

10.12(d)*	Form of Restricted Stock Agreement pursuant to the Incentive Plan 2000 - incorporated by reference to Exhibit 10.4 to the 2001 Q-3 10-Q.

10.12(e)*	Amendment to the Incentive Plan 2000, dated March 12, 2004 - incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.12(f)*
Second Amendment to Incentive Plan 2000, dated June 6, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File no.  1-10323) (the "2006 Q-2 10-Q").

10.12(g)*
Third Amendment to Incentive Plan 2000, dated September 14, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File no.  1-10323) (the "2006 Q-3 10-Q").

10.13*	Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.15 to the 2005 10-K.

10.13(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.15(a) to the 2005 10-K.

10.13(b)*	First Amendment, dated as of October 15, 2007, to the Amended and Restated Annual Executive Bonus Program - incorporated by reference to Exhibit 10.7 to the 2007 Q-3 10-Q.

10.14*	Continental Airlines, Inc. Long-Term Incentive and RSU Program (as amended and restated through February 18, 2009). (3)

10.14(a)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards). (3)

10.14(b)*	Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award) - incorporated by reference to Exhibit 10.16(b) to the 2005 10-K.

10.15*	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan - incorporated by reference to Exhibit 10.8 to the 2005 Q-1 10-Q.

10.16*	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan - incorporated by reference to Exhibit 10.9 to the 2005 Q-1 10-Q.

10.17*	Continental Airlines, Inc. Enhanced Profit Sharing Plan, (as amended through February 23, 2007) - incorporated by reference to Exhibit 10.19 to the 2006 10-K.

10.18*	Summary of Non-Employee Director compensation. (3)

10.19*	Form of Letter Agreement relating to certain flight benefits between Continental and each of its non-employee directors.

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

10.21(ag)	Supplemental Agreement No. 32 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ag) to the 2004 10-K. (1)

10.21(ah)	Supplemental Agreement No. 33 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ah) to the 2004 10-K. (1)

10.21(ai)	Supplemental Agreement No. 34 dated June 22, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2005 Q-2 10-Q. (1)

10.21(aj)	Supplemental Agreement No. 35 dated June 30, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2005 Q-2 10-Q. (1)

10.21(ak)
Supplemental Agreement No. 36 dated July 28, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File no. 1-10323) (the "2005 Q-3 10-Q").  (1)

10.21(al)
Supplemental Agreement No. 37 dated March 30, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File no. 1-10323) (the "2006 Q-1 10-Q").  (1)

10.21(am)	Supplemental Agreement No. 38, dated June 6, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2006 Q-2 10-Q. (1)

10.21(an)	Supplemental Agreement No. 39, dated August 3, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2006 Q-3 10-Q. (1)

10.21(ao)	Supplemental Agreement No. 40, dated December 5, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.23(ao) to the 2006 10-K. (1)

10.21(ap)
Supplemental Agreement No. 41, dated June 1, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File no. 1-10323) (the "2007 Q-2 10-Q").  (1)

10.21(aq)	Supplemental Agreement No. 42, dated June 12, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to the 2007 Q-2 10-Q. (1)

10.21(ar)	Supplemental Agreement No. 43, dated July 18, 2007 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to the 2007 Q-3 10-Q. (1)

10.21(as)
Supplemental Agreement No. 44, dated December 7, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.21(as) to Continental's Annual Report on Form 10-K for the year ended December 31, 2007 (File no. 1-10323) (the "2007 10-K").  (1)

10.21(at)	Supplemental Agreement No. 45, dated February 20, 2008, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to the 2008 Q-1 10-Q. (1)

10.21(au)	Supplemental Agreement No. 46, dated June 25, 2008, to P.A. 1951 - incorporated by reference to Exhibit 10.5 to the 2008 Q-2 10-Q. (1)

10.21(av)	Supplemental Agreement No. 47, dated October 30, 2008, to P.A. 1951. (2)(3)

10.22	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 - incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.22(a)
Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company - incorporated by reference to Exhibit 10.15(a) to the 1997 10-K.  (1)

10.23
Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") - incorporated by reference to Exhibit 10.17 to the 1997 10-K.  (1)

10.23(a)	Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 - incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.23(b)	Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 - incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.23(c)	Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 - incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.23(d)	Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 - incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.23(e)	Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 - incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.23(f)
Supplemental Agreement No. 6 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-10323) (the "2002 Q-2 10-Q").  (1)

10.23(g)	Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 - incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.23(h)	Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 - incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.23(i)	Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.23(j)	Supplemental Agreement No. 10 to P.A. 2061, dated November 4, 2003 - incorporated by reference to Exhibit 10.26(j) to the 2003 10-K. (1)

10.23(k)	Supplemental Agreement No. 11 to P.A. 2061, dated July 28, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-3 10-Q. (1)

10.23(l)	Supplemental Agreement No. 12 to P.A. 2061, dated March 17, 2006 - incorporated by reference to Exhibit 10.3 to the 2006 Q-1 10-Q. (1)

10.23(m)	Supplemental Agreement No. 13, dated December 3, 2007, to P.A. 2061 - incorporated by reference to Exhibit 10.23(m) to the 2007 10-K. (1)

10.23(n)	Supplemental Agreement No. 14 to P.A. 2061, dated February 20, 2008 - incorporated by reference to Exhibit 10.3 to the 2008 Q-1 10-Q. (1)

10.24	Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 - incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.25
Purchase Agreement No. 2484, including exhibits and side letters, between the Company and Boeing, dated December 29, 2004, relating to the purchase of Boeing 7E7 aircraft (now known as 787 aircraft) ("P.A. 2484") - incorporated by reference to Exhibit 10.27 to the 2004 10-K. (1)

10.25(a)	Supplemental Agreement No. 1 to P.A. 2484, dated June 30, 2005 - incorporated by reference to Exhibit 10.5 to the 2005 Q-2 10-Q. (1)

10.25(b)	Supplemental Agreement No. 2, including exhibits and side letters, to P.A. 2484, dated January 20, 2006 - incorporated by reference to Exhibit 10.27(b) to the 2005 10-K. (1)

10.25(c)	Supplemental Agreement No. 3, dated May 3, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.4 to the 2006 Q-2 10-Q. (1)

10.25(d)	Supplemental Agreement No. 4, dated July 14, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.5 to the 2006 Q-3 10-Q. (1)

10.25(e)
Supplemental Agreement No. 5, dated March 12, 2007, to P.A. 2484 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File no. 1-10323).   (1)

10.25(f)	Supplemental Agreement No. 6, dated October 22, 2008, to P.A. 2484. (2)(3)

10.26
Amended and Restated Letter Agreement No. 11 between Continental and General Electric Company, dated August 8, 2005, relating to certain long-term engine purchase commitments of Continental - incorporated by reference to Exhibit 10.3 to the 2005 Q-3 10-Q.  (1)

10.27
Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. - incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

10.28
Second Amended and Restated Capacity Purchase Agreement ("XJT Capacity Purchase Agreement") among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated June 5, 2008 - incorporated by reference to Exhibit 10.4 to the 2008 Q-2 10-Q. (1)

10.28(a)	First Amendment to the XJT Capacity Purchase Agreement, dated as of August 29, 2008 - incorporated by reference to Exhibit 10.1 to the 2008 Q-3 10-Q.

10.28(b)	Second Amendment to the XJT Capacity Purchase Agreement, dated as of December 23, 2008. (2)(3)

10.29
Agreement between the Company and the United States of America, acting through the Transportation Security Administration, dated May 7, 2003 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File no. 1-10323).

21.1	List of Subsidiaries of Continental. (3)

23.1	Consent of Ernst & Young LLP. (3)

24.1	Powers of attorney executed by certain directors and officers of Continental. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (3)

32.1	Section 1350 Certifications. (4)
______________

*These exhibits relate to management contracts or compensatory plans or arrangements.

(1)	The Commission has granted confidential treatment for a portion of this exhibit.
(2)	Continental has applied to the Commission for confidential treatment of a portion of this exhibit.
(3)	Filed herewith.
(4)	Furnished herewith.