Form 10-Q
period 2009-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2009-04-24
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
Commission File Number: 1-10323
CONTINENTAL AIRLINES, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-2099724
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1600 Smith Street, Dept. HQSEO
Houston, Texas 77002
(Address of principal executive offices)
(Zip Code)
713-324-2950
(Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes          No _____*
(*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.)

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:  Large accelerated filer   X     Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company ___
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No   X

__________

As of April 22, 2009, 123,656,520 shares of Class B common stock of the registrant were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(2008 As Adjusted (Note 1))

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Operating Revenue:
Passenger (excluding fees and taxes of $346 and $376)	$2,617	$3,223
Cargo	85	122
Other	260	225
	2,962	3,570
Operating Expenses:
Wages, salaries and related costs	765	729
Aircraft fuel and related taxes	735	1,262
Aircraft rentals	237	247
Regional capacity purchase, net	213	292
Landing fees and other rentals	209	207
Distribution costs	156	182
Maintenance, materials and repairs	153	159
Depreciation and amortization	111	106
Passenger services	88	96
Special charges (credits)	4	(8)
Other	346	364
	3,017	3,636

Operating Loss	(55)	(66)

Nonoperating Income (Expense):
Interest expense	(93)	(93)
Interest capitalized	8	9
Interest income	4	24
Other, net	-	(1)
	(81)	(61)

Loss before Income Taxes	(136)	(127)

Income Tax Benefit	-	45

Net Loss	$(136)	$ (82)

Basic and Diluted Loss per Share	$(1.10)	$(0.82)

Shares Used for Basic and Diluted Computation	123	98

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(2008 As Adjusted (Note 1))

	March 31,	December 31,	March 31,
ASSETS	2009	2008	2008
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,210	$ 2,165	$ 2,230
Short-term investments	438	478	289
Total unrestricted cash, cash equivalents and short-term investments	2,648	2,643	2,519

Restricted cash, cash equivalents and short-term investments	173	190	109
Accounts receivable, net	546	453	719
Spare parts and supplies, net	229	235	315
Deferred income taxes	170	216	273
Prepayments and other	617	610	489
Total current assets	4,383	4,347	4,424

Property and Equipment:
Owned property and equipment:
Flight equipment	8,583	8,446	7,590
Other	1,727	1,694	1,600
	10,310	10,140	9,190
Less: Accumulated depreciation	3,308	3,229	2,889
	7,002	6,911	6,301

Purchase deposits for flight equipment	246	275	368

Capital leases	194	194	238
Less: Accumulated amortization	56	53	68
	138	141	170
Total property and equipment, net	7,386	7,327	6,839

Routes and airport operating rights, net	801	804	703
Investment in student loan-related auction rate securities	-	-	300
Investment in other companies	-	-	67
Other assets, net	202	208	209

Total Assets	$12,772	$12,686	$12,542

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(2008 As Adjusted (Note 1))

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2009	2008	2008
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 578	$ 519	$ 539
Accounts payable	948	1,021	1,049
Air traffic and frequent flyer liability	2,192	1,881	2,498
Accrued payroll	365	345	342
Accrued other liabilities	565	708	311
Total current liabilities	4,648	4,474	4,739

Long-Term Debt and Capital Leases	5,360	5,353	4,687

Deferred Income Taxes	170	216	332

Accrued Pension Liability	1,395	1,417	485

Accrued Retiree Medical Benefits	236	234	239

Other	810	869	572

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock - $.01 par, 10,000,000 shares authorized; zero, zero and one share of Series B issued and outstanding, stated at par value	-	-	-
Class B common stock - $.01 par, 400,000,000 shares authorized; 123,531,752, 123,264,534 and 98,438,675 issued	1	1	1
Additional paid-in capital	2,043	2,038	1,656
Retained earnings (accumulated deficit)	(296)	(160)	344
Accumulated other comprehensive income (loss)	(1,595)	(1,756)	(513)
Total stockholders' equity	153	123	1,488
Total Liabilities and Stockholders' Equity	$ 12,772	$ 12,686	$12,542

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(2008 As Adjusted (Note 1))

	Three Months Ended March 31,
	2009		2008
	(Unaudited)
Cash Flows from Operating Activities:	$
Net loss		$ (136)	$ (82)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		111	106
Special charges (credits)		4	(8)
Stock-based compensation related to equity awards		1	5
Deferred income tax benefit (expense)		-	(45)
Other, net		17	9
Changes in operating assets and liabilities		113	84
Net cash provided by operating activities		110	69

Cash Flows from Investing Activities:
Capital expenditures		(86)	(101)
Aircraft purchase deposits refunded, net		27	32
Proceeds from sales of short-term investments, net		41	151
Proceeds from sales of property and equipment		5	42
Increase in restricted cash, cash equivalents and short-term investments		17	(8)
Other		(1)	-
Net cash provided by investing activities		3	116

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(98)	(130)
Proceeds from issuance of long-term debt		26	43
Proceeds from issuance of common stock pursuant to stock plans		4	4
Net cash used in financing activities		(68)	(83)

Net Increase in Cash and Cash Equivalents		45	102

Cash and Cash Equivalents - Beginning of Period		2,165	2,128

Cash and Cash Equivalents - End of Period		$2,210	$2,230

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ 130	$ 344

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K").  Due to seasonal fluctuations common to the airline industry, our results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Reclassifications have been made in the prior period's consolidated financial statements to conform to our new presentation for expense related to fuel and related taxes on flights operated for us by other operators under capacity purchase agreements.  This expense, which is now included in aircraft fuel and related taxes, was previously reported in regional capacity purchase, net.  These reclassifications do not affect operating income (loss) or net income (loss) for any period.

NOTE 1 – ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FSP APB 14-1.  On January 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

Once adopted, FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of FSP APB 14-1 affects the accounting for our 5% Convertible Notes issued in 2003 and due 2023 (the “5% Convertible Notes”).  The retrospective application of this pronouncement affects years 2003 through 2008.  Income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in millions, except per share data):

Consolidated Statements of Operations:
	Three Months ended March 31, 2008
	Originally Reported	As Adjusted

Interest expense	$(90)	$(93)
Income tax benefit	44	45
Net loss	(80)	(82)

Basic and Diluted Loss per Share	$(0.81)	$(0.82)

Consolidated Balance Sheets:
	December 31, 2008		March 31, 2008
	Originally Reported	As Adjusted	Originally Reported	As Adjusted

Long-term debt and capital leases	$5,371	$5,353	$4,713	$4,687
Deferred income tax liability	216	216	323	332
Additional paid-in capital	1,997	2,038	1,615	1,656
Retained earnings (accumulated deficit)	(137)	(160)	368	344
Total stockholders’ equity	105	123	1,471	1,488

SFAS 157.  In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which deferred the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  We adopted the deferred provisions of SFAS 157 on January 1, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

FSP FAS 132(R)-1.  In December 2008, the FASB affirmed Staff Position No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1").  FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  FSP FAS 132(R)-1 is effective for us as of December 31, 2009.  Because FSP FAS 132(R)-1 applies only to financial statement disclosures, the adoption will not have a material effect on our consolidated financial statements.

FSP FAS 157-4.  In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  FSP FAS 157-4 is effective for our quarter ending June 30, 2009 and could affect our accounting for our investment in student loan-related auction rate securities.  We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption will have on our consolidated financial statements.

FSP FAS 115-2.  In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP FAS 115-2 is effective for our quarter ending June 30, 2009.  We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption will have on our consolidated financial statements.

FSP FAS 107-1 and ABP 28-1.  In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1,”Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for our quarter ending June 30, 2009.  Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption will not have a material effect on our consolidated financial statements.

NOTE 2 - LOSS PER SHARE

Because we incurred a net loss in the three months ended March 31, 2009 and 2008, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding.  Approximately 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted loss per share in the three months ended March 31, 2009 and 2008 because they were antidilutive.  In addition, approximately 8 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2009 and 2008 because the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of March 31, 2009, our operating fleet consisted of 354 mainline jets and 280 regional aircraft.  The 354 mainline jets are operated exclusively by us, while the 280 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 214 are leased or subleased to ExpressJet Airlines, Inc. (“ExpressJet”) and operated on our behalf under a capacity purchase agreement with ExpressJet, 30 are subleased to ExpressJet and are not operated on our behalf and 30 ERJ-135 regional jet aircraft are temporarily grounded.  Additionally, our regional operating fleet includes 66 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of March 31, 2009:

				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline (a):
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	15	26	-
737-900ER	21	21	-	-
737-900	12	8	4	-
737-800	117	44	73	-
737-700	36	12	24	-
737-500	44	-	44	-
737-300	20	12	8	-
Total mainline	354	152	202	-

Regional (b):
ERJ-145XR	89	-	89	-
ERJ-145	145	18	107	20	(c)
CRJ200LR	16	-	-	16	(c)
Q200	16	-	-	16	(d)
Q400	14	-	-	14	(e)
Total regional	280	18	196	66

Total	634	170	398	66
______________________

(a)	Excludes five grounded Boeing 737-500 aircraft and 11 grounded Boeing 737-300 aircraft.
(b)	Excludes 30 temporarily grounded ERJ-135 aircraft and 30 ERJ-145 aircraft that are subleased to ExpressJet but are not operated on our behalf.
(c)	Operated by Chautauqua Airlines, Inc. (“Chautauqua”) under a capacity purchase agreement.
(d)	Operated by Champlain Enterprises, Inc. (“CommutAir”) under a capacity purchase agreement.
(e)	Operated by Colgan Air, Inc. (“Colgan”) under a capacity purchase agreement.

Mainline Fleet Activity.  During the first quarter of 2009, we placed into service four new Boeing 737-900ER aircraft and one new Boeing 737-800 aircraft and returned to service two Boeing 737-500 aircraft that were grounded at December 31, 2008.  We removed three Boeing 737-300 aircraft from service during the first quarter of 2009.  By the end of 2009, we expect to remove 27 additional Boeing 737-500 and 737-300 aircraft from service.  However, some of these planned exits could be postponed due to delays in the closing of pending aircraft sales.

As of April 23, 2009, we have agreements to sell a total of 12 Boeing 737-500 aircraft to two foreign buyers.  We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required.  The buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates for the aircraft.  These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.

Regional Fleet Activity.  In January 2009, we amended our capacity purchase agreement with Colgan to increase by 15 the number of Q400 aircraft operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for approximately ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all aircraft that it operates under the agreement.  One of Colgan’s Q400 aircraft was involved in an accident on February 12, 2009, reducing the number of aircraft currently being flown for us to 14.

Firm Order and Option Aircraft.  As of March 31, 2009, we had firm commitments to purchase 83 new aircraft (50 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.5 billion including related spare engines.  We are currently scheduled to take delivery of nine Boeing 737 aircraft in the remaining nine months of 2009.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of March 31, 2009.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect these aircraft to be placed into service in the first half of 2010.

NOTE 4 - LONG-TERM DEBT

Debt Secured by Aircraft.  In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied a portion of this financing to two Boeing aircraft delivered to us in the first quarter of 2009 and recorded related debt of $80 million.  We expect to apply the remainder of this financing to one of the Boeing 737-900ER aircraft scheduled for delivery in the second quarter of 2009.

During the first quarter of 2009, we also entered into a loan agreement under which we borrowed $76 million.  This floating rate indebtedness is secured by two new Boeing 737-900ER aircraft and one refinanced Boeing 737-800 aircraft.  The loan agreement also provides for additional borrowings totaling $46 million related to one new Boeing 737-900ER aircraft scheduled for delivery in May 2009 and the refinancing of one Boeing 737-800 aircraft in August 2009.

Maturities.  Maturities of long-term debt due before December 31, 2009 and for the next four years are as follows (in millions):

April 1, 2009 through December 31, 2009	$ 451
Year ending December 31,
2010	958
2011	1,115
2012	546
2013	614

Convertible Debt Securities.  Our 5% Convertible Notes due 2023 with a principal amount of $175 million are convertible into 50 shares of our common stock per $1,000 principal amount at a conversion price of $20 per share.  If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered.  All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any.  Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2010, 2013 or 2018.  We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof.  However, if we are required to repurchase all or a portion of the notes, our policy is to settle the notes in cash.  Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

As a result of the adoption of FSP APB 14-1, we were required to separately account for the debt and equity components of our 5% Convertible Notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components recognized for our 5% Convertible Notes were as follows (in millions):

	March 31,	December 31,	March 31,
	2009	2008	2008

Principal amount of Convertible Notes	$175	$175	$175
Unamortized discount	15	18	26
Net carrying amount	160	157	149
Additional paid-in capital	64	64	64

At March 31, 2009, the unamortized discount had a remaining recognition period of approximately 15 months.

The amount of interest expense recognized and effective interest rate for the three months ended March 31 were as follows (in millions):

	2009	2008

Contractual coupon interest	$ 2	$ 2
Amortization of discount on 5% Convertible Notes	3	3
Interest expense	$ 5	$ 5

Effective interest rate	13%	13%

NOTE 5 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

SFAS 157, “Fair Value Measurements,” clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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

(C)	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):

	Carrying Amount as of March 31, 2009	Level 1	Level 2	Level 3	Valuation Technique

Cash and cash equivalents	$2,210	$2,210	-	-	(A)
Short-term investments:		-
Auction rate securities	229		-	$229	(B)
Other	209	209	-	-	(A)
Restricted cash, cash equivalents and short-term investments	173	173	-	-	(A)
Auction rate securities put right	26	-	-	26	(B)
Fuel derivatives	(252)	-	-	(252)	(A)
Foreign currency derivatives	5	-	$5	-	(A)

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

Short-Term Investments Other than Auction Rate Securities.  Short-term investments other than auction rate securities primarily consist of certificates of deposit placed through an account registry service (“CDARS”).  The fair values of these investments are based on observable market data.

Student Loan-Related Auction Rate Securities and Put Right.  At March 31, 2009, we held student loan-related auction rate securities with a fair value of $229 million and a par value of $291 million.  These securities were classified as follows (in millions):

	Fair Value	Par Value

Short-term investments:
Available-for-sale	$133	$166
Trading	96	125
Total	$229	$291

These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  Auctions for these securities began failing in the first quarter of 2008 and have continued to fail through mid-April 2009, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates.

Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market.  Although we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value due to the lack of liquidity in the market for these securities at their par value.  We estimated the fair value of these securities to be $229 million at March 31, 2009, taking into consideration the limited sales and offers to purchase securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In addition, during the fourth quarter of 2008, one institution granted us a put right permitting us to sell to the institution at their full par value auction rate securities with a par value of $125 million in 2010.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put right is exercised.  We recorded the put right at fair value in other assets on our consolidated balance sheet.  We determined the fair value based on the difference between the risk-adjusted discounted expected cash flows from the underlying auction rate securities without the put right and with the put right being exercised in 2010.  We have classified the underlying auction rate securities as trading securities and elected the fair value option under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently.

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

Unobservable Inputs.  The reconciliation of our assets (liabilities) measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2009 is as follows (in millions):

	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Fuel Derivatives

Balance at beginning of period	$229	$26	$(415)
Settlements	-	-	77
Gains and losses:
Realized losses reported in earnings	-	-	141
Unrealized losses reported in other comprehensive income (loss)	-	-	(55)
Balance as of March 31, 2009	$229	$26	$(252)

NOTE 6 - HEDGING ACTIVITIES

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

Another component of our hedging strategy is to purchase call options or enter into swap agreements to protect us against sudden and significant increases in jet fuel prices.  To minimize the high cost to us of call options, we frequently enter into collars.  Collars are derivative instruments that involve combining a purchased call option, which on a stand-alone basis would require us to pay a premium, with a written put option, which on a stand-alone basis would result in our receiving a premium.  The collars we have entered into consist of both instruments that result in no net premium to us and instruments that result in our payment of a net premium to the counterparty.  The purchased call option portion of the collar caps the price of the contract at the agreed upon price while the sold option portion of the collar provides for a minimum price of the related commodity.  Our general practice is to enter into either crude oil or heating oil contracts because there is a limited market for jet fuel derivatives.

As of March 31, 2009, our projected consolidated fuel requirements for the remainder of 2009 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

WTI crude oil collars	15%	$3.41	15%	$2.56
WTI crude oil swaps	3%	1.33	3%	1.33
Total	18%		18%

We have not hedged any of our fuel requirements beyond 2009.

We account for our fuel derivatives as cash flow hedges and record them at fair value in our consolidated balance sheet with the change in fair value, to the extent effective, being recorded to accumulated other comprehensive income (loss) (“accumulated OCI”), net of applicable income taxes.  Fuel hedge gains (losses) are recognized as a component of fuel expense when the underlying fuel hedged is used.  The ineffective portion of our fuel hedges is determined based on the correlation between jet fuel and crude oil or heating oil prices and is included in nonoperating income (expense) in our consolidated statement of operations.

Because our fuel hedges were in a net liability position at March 31, 2009 resulting from the significant decline in crude oil prices during the last six months of 2008, we posted cash collateral with our counterparties totaling $168 million and granted a lien in favor of a counterparty on one Boeing 777-200 aircraft and one Boeing 757-200 aircraft in lieu of posting an additional $63 million in cash.  The cash posted as collateral is reported in prepayments and other current assets in our consolidated balance sheet rather than being netted against the related derivative liabilities.

Foreign Currency Exchange Risk Management.  We use foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.  At March 31, 2009, we had forward contracts outstanding to hedge the following cash inflows for the remainder of 2009 (primarily from passenger ticket sales) in foreign currencies:

•	37% of our projected Japanese yen-denominated cash inflows

•	7% of our projected euro-denominated cash inflows

We have not hedged any of our foreign currency cash flows beyond 2009.

We account for these instruments as cash flow hedges.  They are recorded at fair value in our consolidated balance sheet with the offset to accumulated OCI, net of applicable income taxes and hedge ineffectiveness, and recognized as passenger revenue in the month of sale.  We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency.  Hedge ineffectiveness, if any, is included in other nonoperating income (expense) in our consolidated statement of operations.

Quantitative Disclosures.  At March 31, 2009, all of our derivative instruments were designated as cash flow hedges and were reported in our consolidated balance sheet as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Fuel derivatives	Prepayments and other current assets	$ -	Accrued other current liabilities	$252

Foreign currency derivatives	Prepayments and other current assets	5	Accrued other current liabilities	-
Total derivatives		$ 5		$252

The gains and losses related to our derivative instruments reported in our consolidated balance sheet at March 31, 2009 and our consolidated statement of operations for the three months ended March 31, 2009 were as follows (in millions):

Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (loss) Recognized in Income (Ineffective Portion)
		Income Statement Location	Amount	Income Statement Location	Amount

Fuel derivatives	$(29)	Aircraft fuel and related taxes	$(141)	Other nonoperating income (expense)	$(2)

Foreign currency derivatives	12	Passenger revenue	(1)	Other nonoperating income (expense)	-
Total	$ (17)		$(142)		$(2)

NOTE 7 - STOCK PLANS AND AWARDS

Profit Based RSU Awards.  We have issued profit based restricted stock unit ("RSU") awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets.  The performance targets require that we reach target levels of cumulative employee profit sharing payments under our enhanced employee profit sharing plan during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year in which the cumulative profit sharing target is met.  To serve as a retention feature, payments related to the achievement of a performance target generally will be made in annual increments over a three-year period to participants who remain continuously employed by us through each payment date.  Payments also are conditioned on our having at the end of the fiscal year preceding the date any payment is made minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of our Board of Directors.  If we do not achieve the minimum cash balance applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward.  Payment amounts are calculated based on the number of RSUs subject to the award, the average closing price of our common stock for the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit sharing-based performance target.

We have four outstanding awards of profit based RSUs granted under our Long-Term Incentive and RSU Program:  (1) profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009, (2) profit based RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009, (3) profit based RSU awards with a performance period commencing January 1, 2008 and ending December 31, 2010 and (4) profit based RSU awards with a performance period commencing January 1, 2009 and ending December 31, 2011.

The awards with a performance period commencing January 1, 2009, which were granted in February 2009,  cover 1.3 million RSUs with cumulative profit sharing performance targets ranging from $100 million to $375 million and payment percentages ranging from 100% to 400%.  The cash hurdle associated with these awards is $2.2 billion.

The profit based RSU awards granted in April 2006, which had a performance period commencing April 1, 2006 and ending December 31, 2009, achieved the highest level cumulative profit sharing performance target based on cumulative profit sharing payments to our broad based employees of $262 million during the performance period.  As a result, in March 2009, payments totaling $20 million were made with respect to these profit based RSU awards following achievement of the year end cash hurdle of $1.125 billion for those awards.   The third and final payment related to these awards will be made in March 2010, provided the year end cash hurdle is met at December 31, 2009.

At March 31, 2009, we had no accrual for the profit based RSU awards with performance periods commencing January 1, 2008 or 2009.  We are currently accrued at the entry level for the profit based RSU awards with a performance period commencing January 1, 2007.

SFAS 123R Expense.  Total stock-based compensation expense (credit) related to SFAS 123R included in wages, salaries and related costs was $(24) million and $21 million for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, $10 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards that are probable of being achieved had not yet been recognized.  This amount will be recognized in expense over a weighted-average period of 1.3 years.  The SFAS 123R expense related to RSUs does not impact payments to our broad based employee group under our enhanced profit sharing plan because profit sharing payments are based on pre-tax net income calculated prior to any costs associated with incentive compensation for executives.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three months ended March 31 included the following (in millions):

	2009	2008

Net loss	$(136)	$ (82)

Other comprehensive income (loss):
Derivative financial instruments:
Reclassification into earnings (net of deferred taxes of $(10) in 2008)	144	(19)
Changes in fair value (net of deferred taxes of $6 in 2008)	(17)	10
Unrealized loss on student loan-related auction rate securities (net of deferred taxes of $5 in 2008)	-	(9)
Items related to employee benefit plans:
Amortization of net actuarial losses (net of deferred taxes of $3 in 2008)	27	5
Amortization of prior service cost (net of deferred taxes of $2 in 2008)	7	5
Comprehensive income (loss) adjustments	161	(8)

Total comprehensive income (loss)	$ 25	$(90)

NOTE 9 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Retiree Medical Plans.  Net periodic defined benefit pension and retiree medical benefits expense for the three months ended March 31 included the following components (in millions):

	Defined Benefit Pension		Retiree Medical Benefits
	2009	2008	2009	2008

Service cost	$ 16	$ 15	$ 3	$ 3
Interest cost	38	37	4	4
Expected return on plan assets	(22)	(41)	-	-
Amortization of unrecognized net actuarial (gain) loss	28	8	(1)	-
Amortization of prior service cost	2	2	5	5
Net periodic benefit expense	$ 62	$ 21	$ 11	$ 12

During the first quarter of 2009, we contributed $50 million to our tax-qualified defined benefit pension plans and on April 9, 2009 we contributed an additional $50 million to the plans.  Our remaining minimum funding requirements during calendar year 2009 are approximately $50 million.

Defined Contribution Plans.  The 401(k) plan covering substantially all domestic employees except for pilots and the 401(k) plan covering substantially all of the employees of CMI were amended effective January 1, 2009 to provide for the reinstatement of service-based employer match contributions for certain workgroups at levels ranging up to 50% of employee contributions of up to 6% of the employee’s salary, based on seniority.  Company matching contributions are made in cash.  Total expense for all defined contribution plans, including two pilot-only plans, was $25 million and $24 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 10 - SPECIAL CHARGES (CREDITS)

In the first quarter of 2009, we recorded a $4 million charge for future lease costs and return conditions on a permanently grounded Boeing 737-300 aircraft.  In 2008, we sold three owned Boeing 737-500 aircraft in the first quarter and received cash proceeds of $42 million, resulting in gains of $8 million.

Accrual Activity.  Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Balance, December 31, 2008	Accrual	Payments	Balance, March 31, 2009

Severance/medical costs	$28	$ -	$(4)	$24
Permanently grounded aircraft	10	4	(5)	9
Unused facilities	20	-	(1)	19

These accruals and payments relate primarily to our mainline segment.  Cash payments related to the accruals for severance and medical costs will be made through the end of 2010.  Remaining lease payments on permanently grounded aircraft and unused facilities will be made through 2009 and 2018, respectively.

NOTE 11 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the first quarter of 2009 were not reduced by any tax benefit.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 5.49% for March 2009).  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.  If we were to have an ownership change as of March 31, 2009 under current conditions, our annual NOL utilization could be limited to $59 million per year, before consideration of any built-in gains.

NOTE 12 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 78 or fewer seats.  As of March 31, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.

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

Financial information for the three months ended March 31 by business segment is set forth below (in millions):

	2009	2008

Operating Revenue:
Mainline	$2,529	$3,016
Regional	433	554

Total Consolidated	$2,962	$3,570

Operating Income (Loss):
Mainline	$ 63	$ 36
Regional	(118)	(102)

Total Consolidated	$ (55)	$ (66)

Net Loss:
Mainline	$ (15)	$ (14)
Regional	(121)	(68)

Total Consolidated	$(136)	$ (82)

The amounts in the table above are presented on the basis of how our management reviews segment results.  Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by regional carriers and expenses include all activity related to the regional operations, regardless of whether the costs were paid directly by us or to the regional carriers.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of March 31, 2009, we had firm commitments to purchase 83 new aircraft (50 Boeing 737 aircraft, eight Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.5 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of March 31, 2009.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect these aircraft to be placed into service in the first half of 2010.

As discussed in Note 4, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied a portion of this financing to 29 Boeing aircraft delivered to us in 2008 and 2009 and recorded related debt of $1.1 billion, including $80 million recorded in the first quarter of 2009.  We expect to apply the remainder of this financing to one of the Boeing 737-900ER aircraft scheduled for delivery in the second quarter of 2009.  We have also arranged for financing for one additional Boeing 737-900ER aircraft scheduled for delivery in the second quarter of 2009.  Boeing has agreed to provide backstop financing for all of the additional 11 Boeing 737 aircraft scheduled for delivery through February 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures.  We can provide no assurance that backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $123 million at March 31, 2009 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at March 31, 2009 in the amount of $67 million.  These letters of credit and performance bonds have expiration dates through December 2010.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At March 31, 2009, we had $1.6 billion of floating rate debt and $247 million of fixed rate debt, with remaining terms of up to 11 years, that is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.6 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreement.  The covenants contained in our domestic bank-issued credit card processing agreement with Chase Bank USA, N.A. (“Chase”) require that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.

Under the terms of our credit card processing agreement with American Express, if a covenant trigger under the Chase processing agreement requires us to post additional collateral under that agreement, we would be required to post additional collateral under the American Express processing agreement.  The amount of additional collateral required under the American Express processing agreement would be based on a percentage of the value of unused tickets (for travel at a future date) purchased by customers using the American Express card.  The percentage for purposes of this calculation is the same as the percentage applied under the Chase processing agreement, after taking into account certain other risk protection maintained by American Express.

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $72 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $223 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $423 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $924 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Employees.  As of March 31, 2009, we had approximately 43,150 employees, which, due to the number of part-time employees, represents 40,290 full-time equivalent employees.  Approximately 44% of our full-time equivalent employees are represented by unions.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  We are meeting with representatives of the applicable unions to engage in bargaining for amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees.  Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy.

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

In 1999, we purchased property located near our hub at Newark Liberty International Airport (“New York Liberty”) in Elizabeth, New Jersey from Honeywell International, Inc. ("Honeywell") with certain environmental indemnification obligations by us to Honeywell.  We did not operate the facility located on or make any improvements to the property.  In 2005, we sold the property to Catellus Commercial Group, LLC ("Catellus") and, in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us.  On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency ("EPA") potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property and seeking study costs.  In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions, Inc. ("Tierra Solutions") against Honeywell relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act.  We have notified Honeywell that, at this time, we have not agreed that we are required to indemnify Honeywell with respect to the EPA and Tierra Solutions claims and Honeywell has invoked arbitration procedures under its sale and purchase agreement with us, and we are currently engaged in arbitration proceedings with Honeywell.  Catellus has agreed to indemnify and defend us in connection with the EPA and Tierra Solutions claims, including any arbitration with Honeywell.

At March 31, 2009, we had an accrual for estimated costs of environmental remediation throughout our system of $33 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at March 31, 2009.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  The plaintiffs have appealed to the Sixth Circuit Court of Appeals.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events.  All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  For examples of such risks and uncertainties, please see the risk factors set forth in Part II, Item 1A.  “Risk Factors” and elsewhere in this Form 10-Q, in our 2008 Form 10-K and in our reports and registration statements filed from time to time with the SEC, which identify important matters such as the significant volatility in the cost of aircraft fuel, our transition to a new global alliance, the consequences of our high leverage and other significant capital commitments, our high labor and pension costs, delays in scheduled aircraft deliveries, service interruptions at one of our hub airports, disruptions to the operations of our regional operators, disruptions in our computer systems, and industry conditions, including the recession in the U.S. and global economies, the airline pricing environment, terrorist attacks, regulatory matters, excessive taxation, industry consolidation, the availability and cost of insurance, public health threats and the seasonal nature of the airline business.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2008.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,300 daily departures.  As of March 31, 2009, we served 121 domestic and 121 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

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

First Quarter Financial Highlights

•	We recorded a net loss of $136 million in the first quarter of 2009, compared to a net loss of $82 million in the first quarter of 2008.

•	Passenger revenue and cargo revenue decreased 18.8% and 30.3%, respectively, during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to the weak economy.

•
We recorded an operating loss of $55 million during the first quarter of 2009 as compared to an operating loss of $66 million in the first quarter of 2008, due primarily to reduced passenger revenue offset in part by lower fuel expenses.

•	Unrestricted cash, cash equivalents and short-term investments totaled $2.6 billion at March 31, 2009.

First Quarter Operational Highlights

•	Consolidated traffic decreased 11.2% and capacity decreased 7.2% during the first quarter of 2009 as compared to the first quarter of 2008.

•
We recorded a U.S. Department of Transportation (“DOT”) on-time arrival rate of 76% and a mainline segment completion factor of 99.2% for the first quarter of 2009, compared to a DOT on-time arrival rate of 71% and a mainline segment completion factor of 98.9% for the first quarter of 2008.

•	We placed into service four new Boeing 737-900ER aircraft and one new Boeing 737-800 aircraft.

•	We inaugurated service to Shanghai, China.

Outlook

The combination of weakening economic conditions and turmoil in the global capital markets has resulted in a difficult financial environment for U.S. network carriers and threatens our profitability in 2009 and thereafter.  In addition, we have significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.  To meet these obligations, we must access the global capital markets and/or achieve and sustain profitability.  Historically, we have obtained financing for many of these debt obligations and capital commitments, particularly the acquisition of aircraft and spare engines.  Due to the troubled global capital markets, however, we may be unable to obtain financing or otherwise access the capital markets on favorable terms, and continuing declines in our passenger and cargo revenues would hinder our ability to achieve and sustain profitability.

Economic Conditions.  The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies.  The current recession in the U.S. and global economies has had a significant negative impact on the demand for air carrier services.  Seven major U.S. carriers have reported a combined 11.3% decrease in traffic, as measured by miles flown by revenue passengers, and an 8.6% decrease in capacity, as measured by available seat miles, during the first quarter of 2009 as compared to the first quarter of 2008.  Furthermore, the Air Transport Association has reported that passenger revenue for these seven carriers fell 23% in March 2009 compared to March 2008, representing the fifth consecutive month in which passenger revenue has fallen from the prior year.  The decline in demand has disproportionately reduced the volume of high yield traffic in the premium cabins, as many business and leisure travelers are either curtailing their travel or purchasing lower yield economy tickets.

The current economic crisis has severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  If the capital markets do not improve, whether through measures implemented by the U.S. and foreign governments or otherwise, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.

Fuel Costs.  We benefited from significantly lower fuel costs during the first quarter of 2009.  Our average consolidated (mainline and regional) jet fuel price per gallon including related taxes decreased to $1.82 in the first quarter of 2009 from $2.80 in the first quarter of 2008.  However, the continued volatility in jet fuel prices, which were very high by historical standards during much of 2008, continues to impair our ability to achieve and sustain profitability.  If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently in the current financial environment to offset fully our increased costs.

In response to high fuel prices during the first half of 2008 and to address the risk of further escalations in fuel prices, most of the major network carriers (including us) continued to enter into fuel hedging arrangements, including collars which minimize the up-front costs.  However, the precipitous decline in oil prices during the second half of 2008 resulted in significant costs to us and to those other carriers with hedging arrangements obligating them to make payments to the counterparties to the extent that the price of crude falls below a specified level.  As of April 15, 2009, we expect that our hedge contracts, which were largely entered into before oil prices fell, will result in $0.55 per gallon of additional fuel expense during the second quarter of 2009, based on current prices.  We have significantly fewer hedge contracts outstanding related to the third and fourth quarters of 2009, and have hedged none of our fuel requirements beyond 2009.

As a result of declining crude oil prices, we have been required to post significant amounts of collateral to cover potential amounts owed with respect to fuel hedging contracts that have not yet settled.  At March 31, 2009, our fuel derivatives were in a net liability position of $252 million and we had posted cash collateral with our counterparties totaling $168 million and granted a lien in favor of a counterparty on two aircraft in lieu of posting an additional $63 million in cash.

Based on our expected fuel consumption in 2009, a one dollar change in the price of a barrel of crude oil would change our annual fuel expense by approximately $40 million, before considering refining margins and the impact of our fuel hedging program.  We believe that our modern, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers and a permanent hedge against rising fuel prices.

Capacity.  Our long-term target remains to grow our mainline capacity between 5% and 7% annually.  However, because of the current adverse economic conditions, we have reduced our capacity significantly and rescheduled aircraft deliveries, and we do not anticipate returning to significant capacity growth until the level of demand for air travel and economic conditions improve sufficiently to justify such growth.

Our future ability to grow our capacity could be adversely impacted by delays in aircraft deliveries.  Boeing has announced several delays to its 787 aircraft program.  We expect the first of our 25 Boeing 787 aircraft to be delivered in 2011 instead of the first half of 2009 as originally scheduled.  However, in order to provide flexibility for our widebody aircraft needs, we announced orders in February 2008 for eight new Boeing 777 aircraft.

We are currently scheduled to take delivery of nine Boeing 737 aircraft in the remaining nine months of 2009.  In addition, we have agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect these Boeing 757-300 aircraft to be placed into service in the first half of 2010.

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

On July 23, 2008, we filed an application with the DOT to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity, which the DOT tentatively approved on April 7, 2009.  Final approval by the DOT of this application would enable us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service and would provide competitive balance to antitrust-immunized carriers in SkyTeam.  Additionally, we, United, Lufthansa and Air Canada have requested DOT approval (which the DOT has tentatively granted) to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for our respective customers, offering those customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world.  In addition, we are seeking a modification to our existing pilot collective bargaining agreement, which presently prohibits us from engaging in a revenue or profit sharing agreement with a domestic air carrier, to permit us to enter into such joint ventures.

Labor Costs.  Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  We are meeting with representatives of the applicable unions to engage in bargaining for amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2009 as compared to the corresponding period in 2008.  As further discussed in the notes to our consolidated financial statements, our consolidated financial statements for the three months ended March 31, 2008 have been adjusted for the retrospective application of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” and for  certain reclassifications related to fuel and related taxes on flights operated for us by other operators under capital purchase agreements.

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the three months ended March 31 is as follows:

	2009	2008	% Increase (Decrease)

Passengers (thousands) (1)	14,408	16,440	(12.4)%
Revenue passenger miles (millions) (2)	19,790	22,280	(11.2)%
Available seat miles (millions) (3)	26,323	28,376	(7.2)%
Passenger load factor (4)	75.2%	78.5%	(3.3) pts.
Passenger revenue per available seat mile (cents)	9.94	11.36	(12.5)%
Average yield per revenue passenger mile (cents) (5)	13.23	14.47	(8.6)%
Average price per gallon of fuel, including fuel taxes	$1.82	$2.80	(35.0)%
Fuel gallons consumed (millions)	403	451	(10.6)%

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.

Results of Operations.  We recorded a net loss of $136 million in the first quarter of 2009 as compared to a net loss of $82 million in the first quarter of 2008.  We consider a key measure of our performance to be operating income (loss), which was a loss of $55 million for the first quarter of 2009, as compared to a loss of $66 million for the first quarter of 2008.  Significant components of our consolidated operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$2,962	$3,570	$(608)	(17.0)%
Operating Expenses	3,017	3,636	(619)	(17.0)%
Operating Loss	(55)	(66)	(11)	(16.7)%
Nonoperating Income (Expense)	(81)	(61)	20	32.8%
Income Tax Benefit	-	45	(45)	(100.0)%

Net Loss	$ (136)	$ (82)	$ 54	65.9%

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the quarter ended March 31, 2009 and period to period comparisons for operating revenue, passenger revenue per available seat mile ("RASM") and available seat miles ("ASMs") by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in First Quarter 2009 vs First Quarter 2008
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,070	(21.0)%	(10.0)%	(12.2)%
Trans-Atlantic	475	(21.7)%	(19.3)%	(3.0)%
Latin America	421	(9.0)%	(10.3)%	1.5%
Pacific	232	(9.6)%	0.6%	(10.2)%
Total Mainline	2,198	(18.0)%	(11.2)%	(7.6)%

Regional	419	(22.8)%	(19.6)%	(4.1)%

Total	2,617	(18.8)%	(12.5)%	(7.2)%

Cargo	85	(30.3)%
Other	260	15.6%

Operating Revenue	$2,962	(17.0)%

Passenger revenue decreased in the first quarter of 2009 as compared to the first quarter of 2008 due to reduced traffic and lower RASM.  The lower revenue is a result of the current recession in the U.S. and global economies.

Cargo revenue decreased due to lower fuel surcharge rates and a decreased freight volume.  Other revenue increased due to the implementation of new fees for checking bags and a change in how certain costs are handled under our capacity purchase agreement with ExpressJet, offset by a reduction in sublease income received from ExpressJet.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended March 31 (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Wages, salaries and related costs	$ 765	$ 729	$ 36	4.9%
Aircraft fuel and related taxes	735	1,262	(527)	(41.8)%
Aircraft rentals	237	247	(10)	(4.0)%
Regional capacity purchase, net	213	292	(79)	(27.1)%
Landing fees and other rentals	209	207	2	1.0%
Distribution costs	156	182	(26)	(14.3)%
Maintenance, materials and repairs	153	159	(6)	(3.8)%
Depreciation and amortization	111	106	5	4.7%
Passenger services	88	96	(8)	(8.3)%
Special charges (credits)	4	(8)	12	NM
Other	346	364	(18)	(4.9)%
	$3,017	$3,636	$(619)	(17.0)%

NM = Not Meaningful

Operating expenses decreased 17.0% primarily due to the following:

•
Wages, salaries and related costs increased primarily due to higher wage rates for certain workgroups offset by a 6% reduction in the number of employees in connection with capacity reductions.  Expenses in the first quarter of 2009 also include $41 million of higher pension expense resulting from lower returns on plan assets, offset in part by a reduction in variable compensation expense.

•
Aircraft fuel and related taxes decreased due to a 35.0% decrease in consolidated jet fuel prices.  Our average jet fuel price per gallon including related taxes decreased to $1.82 in the first quarter of 2009 from $2.80 in the first quarter of 2008.  Our average jet fuel price includes losses related to our fuel hedging program of $0.35 per gallon in the first quarter of 2009, compared to gains of $0.06 per gallon in the first quarter of 2008.

•
Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in the second half of 2008 and the first quarter of 2009.  New aircraft delivered in 2008 and the first quarter of 2009 were purchased, with the related expense being reported in depreciation and amortization.

•
Regional capacity purchase, net, includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  The net amounts consisted of the following for the three months ended March 31 (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Capacity purchase expenses	$213	$353	$(140)	(39.7)%
Aircraft sublease income	-	(61)	(61)	(100.0)%
Regional capacity purchase, net	$213	$292	$ (79)	(27.1)%

Capacity purchase expenses decreased due to rate reductions in conjunction with our amended capacity purchase agreement with ExpressJet effective July 1, 2008 and capacity reductions.  There was no aircraft sublease income in the quarter ended March 31, 2009 because ExpressJet no longer pays sublease rent for aircraft operated on our behalf.  Sublease income of $5 million and $26 million on aircraft operated by ExpressJet outside the scope of the ExpressJet CPA for the three months ended March 31, 2009 and 2008, respectively, is recorded as other revenue.

•	Distribution costs decreased due to lower credit card discount fees, booking fees and travel agency commissions, both of which resulted from decreased passenger revenue.

•
Other operating expenses decreased due to insurance settlements related to Hurricane Ike, reduced technology expenses resulting from new contracts and lower ground handling, security and outside services costs as a result of capacity reductions, partially offset by increases in expenses resulting from changes in how certain costs are handled under our capacity purchase agreement with ExpressJet and foreign currency exchange losses.

•
Special charges (credits) in the first quarter of 2009 consisted of a $4 million charge for future lease costs and return conditions on a permanently grounded Boeing 737-300 aircraft.  Special charges (credits) in the first quarter of 2008 consisted of an $8 million gain on the sale of three Boeing 737-500 aircraft.

Nonoperating Income (Expense).  Nonoperating expense increased $20 million in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of lower interest income.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the first quarter of 2009 were not reduced by any tax benefit.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 78 or fewer seats.  As of March 31, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Statistical Information.  Certain statistical information for our segments' operations for the three months ended March 31 is as follows:

			Increase
	2009	2008	(Decrease)

Mainline Operations:
Passengers (thousands)	10,562	12,197	(13.4)%
Revenue passenger miles (millions)	17,690	19,923	(11.2)%
Available seat miles (millions)	23,352	25,278	(7.6)%
Cargo ton miles (millions)	200	261	(23.4)%
Passenger load factor:
Mainline	75.8%	78.8%	(3.0) pts.
Domestic	79.7%	81.9%	(2.2) pts.
International	72.1%	75.6%	(3.5) pts.

Passenger revenue per available seat mile (cents)	9.41	10.60	(11.2)%
Total revenue per available seat mile (cents)	10.83	11.93	(9.2)%
Average yield per revenue passenger mile (cents)	12.43	13.45	(7.6)%
Average fare per revenue passenger	$209.94	$221.87	(5.4)%

Cost per available seat mile, including special charges (credits) (cents)	10.56	11.79	(10.4)%
Special charges (credits) per available seat miles (cents)	0.02	(0.03)	NM

Average price per gallon of fuel, including fuel taxes	$1.83	$2.80	(34.6)%
Fuel gallons consumed (millions)	333	375	(11.2)%

Aircraft in fleet at end of period (1)	354	372	(4.8)%
Average length of aircraft flight (miles)	1,502	1,457	3.1%
Average daily utilization of each aircraft (hours)	10:22	11:11	(7.4)%

Regional Operations:
Passengers (thousands)	3,846	4,243	(9.4)%
Revenue passenger miles (millions)	2,100	2,357	(10.9)%
Available seat miles (millions)	2,971	3,098	(4.1)%
Passenger load factor	70.7%	76.1%	(5.4) pts.
Passenger revenue per available seat mile (cents)	14.11	17.54	(19.6)%
Average yield per revenue passenger mile (cents)	19.96	23.05	(13.4)%
Aircraft in fleet at end of period (1)	280	269	4.1%
________________________

(1)
Excludes aircraft that were removed from service.  Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft operated by ExpressJet outside the scope of our capacity purchase agreement with ExpressJet.

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$2,529	$3,016	$(487)	(16.1)%

Operating Expenses:
Wages, salaries and related costs	723	714	9	1.3%
Aircraft fuel and related taxes	610	1,048	(438)	(41.8)%
Landing fees and other rentals	184	193	(9)	(4.7)%
Aircraft rentals	158	168	(10)	(6.0)%
Distribution costs	135	156	(21)	(13.5)%
Maintenance, materials and repairs	153	159	(6)	(3.8)%
Depreciation and amortization	108	104	4	3.8%
Passenger services	81	91	(10)	(11.0)%
Special charges (credits)	4	(8)	12	NM
Other	310	355	(45)	(12.7)%
	2,466	2,980	(514)	(17.2)%

Operating Income	$ 63	$ 36	$ 27	75.0%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$ 433	$554	$(121)	(21.8)%

Operating Expenses:
Wages, salaries and related costs	42	15	27	180.0%
Aircraft fuel and related taxes	125	214	(89)	(41.6)%
Aircraft rentals	79	79	-	-
Regional capacity purchase, net	213	292	(79)	(27.1)%
Landing fees and other rentals	25	14	11	78.6%
Distribution costs	21	26	(5)	(19.2)%
Depreciation and amortization	3	2	1	50.0%
Passenger services	7	5	2	40.0%
Other	36	9	27	300.0%
	551	656	(105)	(16.0)%

Operating Loss	$(118)	$(102)	$ 16	15.7%

             The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.  The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of wages, salaries and related costs, landing fees and other rentals and other operating expenses.  These expenses increased for the regional segment due to changes in how certain costs are handled under our capacity purchase agreement with ExpressJet effective July 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2009, we had $2.6 billion in unrestricted cash, cash equivalents and short-term investments.  At March 31, 2009, we also had $173 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.  Restricted cash, cash equivalents and short-term investments at December 31, 2008 totaled $190 million.

We do not currently have any undrawn lines of credit or revolving credit facilities and most of our otherwise readily financeable assets are encumbered.  The current economic crisis has severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  If the capital markets do not improve, whether through measures implemented by the U.S. and foreign governments or otherwise, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.  As a result, the continued lack of liquidity in the capital markets could have a material adverse effect on our results of operations and financial condition.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At March 31, 2009, we had approximately $5.9 billion of long-term debt and capital lease obligations, including $2.6 billion that will come due by the end of 2011.  In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.  To meet these obligations, we must access the global capital markets and/or achieve and sustain profitability.  Historically, we have obtained financing for many of these debt obligations and capital commitments, particularly the acquisition of aircraft and spare engines.  Due to the troubled global capital markets, however, we may be unable to obtain financing or otherwise access the capital markets on favorable terms.

Sources and Uses of Cash

Operating Activities.  Cash flows provided by operations for the three months ended March 31, 2009 were $110 million compared to $69 million in the same period in 2008.  The increase in cash flows provided by operations in 2009 compared to 2008 is primarily the result of lower fuel expenses and $158 million in profit sharing related to 2007 paid to our employees in the first quarter of 2008.  Operating cash flows in the first quarter of 2009 were negatively impacted by our posting $168 million of cash collateral related to our fuel hedges, which were in a net liability position at March 31, 2009.

Investing Activities.  Cash flows provided by (used in) investing activities for the three months ended March 31 were as follows (in millions):

			Cash
			Increase
	2009	2008	(Decrease)

Capital expenditures	$(86)	$(101)	$ 15
Purchase deposits refunded in connection with future aircraft deliveries, net	27	32	(5)
Proceeds from sales of short-term investments, net	41	151	(110)
Proceeds from sales of property and equipment	5	42	(37)
Decrease (increase) in restricted cash, net	17	(8)	25
Other	(1)	-	(1)
	$ 3	$ 116	$(113)

Capital expenditures decreased during the three months ended March 31, 2009 from the corresponding prior year period primarily due to our efforts to reduce expenditures and conserve cash in light of current economic conditions.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of March 31, 2009, we had firm commitments to purchase 83 new Boeing aircraft scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.5 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of March 31, 2009.

Projected net capital expenditures for 2009 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$210
Non-fleet	180
Spare parts and capitalized interest	57
Total	$447
Aircraft purchase deposits	7
Projected net capital expenditures	$454

Projected non-fleet capital expenditures are primarily for Star Alliance costs, ground service equipment and technology and terminal enhancements.  While some of our projected capital expenditures are related to projects we have committed to, a significant number of projects can be deferred.  Should economic conditions warrant, we will reduce our capital expenditures, and will be able to do so without materially impacting our operations.

We sold three Boeing 737-500 aircraft during the first quarter of 2008 and received cash proceeds of $42 million.  As of April 23, 2009, we have agreements to sell a total of 12 Boeing 737-500 aircraft to two foreign buyers.  We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required.  The buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates for the aircraft.  These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.

Net purchase deposits refunded were lower in the first quarter of 2009 as the result of fewer aircraft deliveries in the first quarter of 2009 than in the first quarter of 2008.

Financing Activities.  Cash flows used in financing activities for the three months ended March 31 were as follows (in millions):

			Cash
			Increase
	2009	2008	(Decrease)

Payments on long-term debt and capital lease obligations	$ (98)	$ (130)	$32
Proceeds from issuance of long-term debt	26	43	(17)
Proceeds from issuance of common stock pursuant to stock plans	4	4	-
	$ (68)	$ (83)	$15

Cash flows used in financing activities decreased due to lower debt repayments in the first quarter of 2009.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied a portion of this financing to 29 Boeing aircraft delivered to us in 2008 and 2009 and recorded related debt of $1.1 billion, including $80 million recorded in the first quarter of 2009.  We expect to apply the remainder of this financing to one of the Boeing 737-900ER aircraft scheduled for delivery in the second quarter of 2009.  In connection with this financing, pass-through trusts raised $1.1 billion through the issuance of three classes of pass-through certificates.  Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%.  The proceeds from the sale of the certificates are initially held by a depositary in escrow for the benefit of the certificate holders until we use such funds to purchase the aircraft.  The funds in escrow are not guaranteed by us and are not reported as debt on our consolidated balance sheet at March 31, 2009 because the proceeds held by the depositary are not our assets and interest earned on the proceeds, as well as any unused proceeds, will be distributed directly to the certificate holders.

As we take delivery of the final aircraft that will be financed under this facility, we will issue equipment notes to the trusts, which will purchase such notes with a portion of the escrowed funds.  We will use the proceeds to finance the purchase of the aircraft and will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates.  Additionally, the Class A and B certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

During the first quarter of 2009, we also entered into a loan agreement under which we borrowed $76 million.  This floating rate indebtedness is secured by two new Boeing 737-900ER aircraft and one refinanced Boeing 737-800 aircraft.  The loan agreement also provides for additional borrowings totaling $46 million related to one new Boeing 737-900ER aircraft scheduled for delivery in May 2009 and the refinancing of one Boeing 737-800 aircraft in August 2009.

Boeing has agreed to provide backstop financing for all of the additional 11 Boeing 737 aircraft scheduled for delivery through February 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures.  We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

Other Liquidity Matters

Student Loan-Related Auction Rate Securities.  At March 31, 2009, we held student loan-related auction rate securities with a par value of $291 million and a fair value of $229 million.  These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument, and are classified as short-term investments.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  Auctions for these securities began failing in the first quarter of 2008 and have continued to fail through mid-April 2009, resulting in our continuing to hold such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates.  Based upon our cash requirements and other existing liquid assets, the failure of these auctions and our continuing to hold these securities did not have an impact on our liquidity during the quarter.

In addition, during the fourth quarter of 2008, one institution granted us a put right permitting us to sell to the institution auction rate securities with a par value of $125 million in 2010 at their full par value.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put is exercised.

Pension Obligations.  We have defined benefit pension plans covering substantially all of our U.S. employees other than Chelsea Food Services and CMI employees.  As of December 31, 2008, our projected benefit obligation of those plans was a combined liability of $2.5 billion and plan assets related to those obligations totaled $1.1 billion, leaving an unfunded obligation of $1.4 billion.  During the first quarter of 2009, we contributed $50 million to our tax-qualified defined benefit pension plans and on April 9, 2009 we contributed an additional $50 million to the plans.  Our remaining minimum funding requirements during calendar year 2009 are approximately $50 million.

Credit Ratings.  At March 31, 2009, our senior unsecured debt was rated B3 by Moody's and B- by Standard & Poor's.  These ratings are significantly below-investment grade.  Our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options.  Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, we would have to post additional collateral of approximately $223 million under our domestic bank-issued credit card and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.  If requested, we would also be required to post additional collateral of up to $39 million under our worker's compensation program if our senior unsecured debt rating were to fall below B3 as rated by Moody's or CCC+ as rated by Standard & Poor's.

Fuel Hedges.  Because our fuel hedges were in a net liability position at March 31, 2009 resulting from the significant decline in crude oil prices during the last six months of 2008, we posted cash collateral with our counterparties totaling $168 million and granted a lien in favor of a counterparty on one Boeing 777-200 aircraft and one Boeing 757-200 aircraft in lieu of posting an additional $63 million in cash.  The cash posted as collateral is reported in prepayments and other current assets in our consolidated balance sheet.

Credit Card Processing Agreements.  See Note 13 to our financial statements contained in Item 1 of this report for a discussion of the covenants contained in our bank card processing agreements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2008 Form 10-K except as follows:

Aircraft Fuel.  As of March 31, 2009, our projected consolidated fuel requirements for the remainder of 2009 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

WTI crude oil collars	15%	$3.41	15%	$2.56
WTI crude oil swaps	3	1.33	3	1.33
Total	18%		18%

We have not hedged any of our fuel requirements beyond 2009.

At March 31, 2009, our fuel derivatives were in a net loss position of $252 million resulting from the recent substantial decline in crude oil prices.  This fair value is reported in accrued other current liabilities in our consolidated balance sheet.  We estimate that a 10% decrease in the price of crude oil at March 31, 2009 would increase our obligation related to the fuel derivatives outstanding at that date by approximately $59 million.

Because our fuel hedges were in a net liability position at March 31, 2009 resulting from the significant decline in crude oil prices during the last six months of 2008, we posted cash collateral with our counterparties totaling $168 million and granted a lien in favor of a counterparty on one Boeing 777-200 aircraft and one Boeing 757-200 aircraft in lieu of posting an additional $63 million in cash.  The cash posted as collateral is reported in prepayments and other current assets in our consolidated balance sheet.

Foreign Currency.  At March 31, 2009, we had forward contracts outstanding to hedge the following cash inflows for the remainder of 2009 (primarily from passenger ticket sales) in foreign currencies:

•	37% of our projected Japanese yen-denominated cash inflows
•	7% of our euro-denominated cash inflows

We have not hedged any of our foreign currency cash flows beyond 2009.

At March 31, 2009, the fair value of our foreign currency hedges was $5 million and is included in prepayments and other current assets in our consolidated balance sheet.  We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at March 31, 2009 (in millions):

	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

Japanese yen	$10	$(26)	$(16)
Euro	2	(26)	(24)

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  They concluded that the controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  The plaintiffs have appealed to the Sixth Circuit Court of Appeals.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Item 1A.  Risk Factors

Part 1, Item 1A, “Risk Factors,” of our 2008 Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2008 Form 10-K.  The risks described in this Form 10-Q and in our 2008 Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

Risk Factors Relating to the Company

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us.  Expenditures for fuel and related taxes represent one of the largest costs of operating our business.  These costs include fuel costs on flights flown for us under capacity purchase agreements.  Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in jet fuel prices, which have been extremely volatile in the last 18 months.  Jet fuel prices decreased precipitously in the last six months of 2008 after increasing significantly in 2007 and achieving record levels in mid-2008.

Although we experienced some success in raising ticket prices and adding or increasing other fees during part of 2008, we were unable to increase our revenue sufficiently to keep pace with the escalating fuel prices and suffered a substantial loss in 2008.  If fuel prices rise significantly from their current levels, we may be unable to increase fares or other fees sufficiently in the current financial environment to offset fully our increased fuel costs.

We routinely hedge a portion of our future fuel requirements to protect against rising fuel costs.  However, there can be no assurance that, at any given point in time, our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s bankruptcy.  Additionally, a deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

Significant declines in fuel prices (such as those experienced in the last six months of 2008) may increase the costs associated with our fuel hedging arrangements to the extent we have entered into swaps or collars.  Swaps and the put option sold as part of a collar obligate us to make payments to the counterparty upon settlement of the contracts if the price of the commodity hedged falls below the agreed upon amount.  Declining crude oil prices have resulted in us being required to post significant amounts of collateral to cover potential amounts owed with respect to fuel hedging contracts that have not yet settled.  Additionally, lower fuel prices may result in increased industry capacity and lower fares, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices.

Fuel prices could increase dramatically and supplies could be disrupted as a result of international political and economic circumstances, such as increasing international demand resulting from a global economic recovery, conflicts or instability in the Middle East or other oil producing regions and diplomatic tensions between the United States and oil producing nations, as well as OPEC production decisions, disruptions of oil imports, environmental concerns, weather, refinery outages or maintenance and other unpredictable events.

Further volatility in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition and liquidity.

The troubled global capital markets coupled with our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations.  As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At March 31, 2009, we had approximately $5.9 billion of long-term debt and capital lease obligations, including $2.6 billion that will come due by the end of 2011.

In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.  To meet these obligations, we must access the global capital markets and/or achieve and sustain profitability.  Due to the troubled global capital markets, however, we may be unable to obtain financing or otherwise access the capital markets on favorable terms.  See “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Part I, Item 2 of this report for a discussion of our obligations and the status of our efforts to meet our financing needs.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

           On April 23, 2009, the Human Resources Committee of Continental’s Board of Directors approved, and Continental subsequently entered into, Confidentiality and Non-Competition Agreements with each of the following “named executive officers” of Continental:  Jeffery Smisek, President and Chief Operating Officer; Zane Rowe, Executive Vice President and Chief Financial Officer; James Compton, Executive Vice President – Marketing; and Mark Moran, Executive Vice President – Operations.  Each of these agreements includes an 18-month non-compete provision with Continental following termination of the executive’s employment, except if such termination is by Continental other than for “Cause” or by the executive for “Good Reason” (in each case as defined in the executive’s employment agreement).  The non-competition obligations prohibit the executives from serving in an executive, advisory or consulting capacity for any passenger air carrier in the United States or in any foreign country in which the company has an office, station or branch as of the date of the executive’s termination of employment.  To induce the officers to enter into the Confidentiality and Non-Competition Agreements, Continental has agreed to pay $1,125,000 to Mr. Smisek and $750,000 to each of Messrs. Rowe, Compton and Moran.  These non-compete provisions are similar in scope to those binding on our Chairman and Chief Executive Officer, Larry Kellner.  The foregoing description of these Confidentiality and Non-Competition Agreements is qualified in its entirety by reference to the full text of such agreements, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to this report.

Item 6.                  Exhibits.

3.1
Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006 – incorporated by reference to Exhibit 3.1 to Continental’s Annual Report on Form 10-K for the year ended December 31, 2006 (File no. 1-10323).

3.1(a)	Certification of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

3.1(a)(i)
Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(b) to Continental’s Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323).

3.1(a)(ii)
Certificate of Increase – Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(a)(ii) to Continental’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File no. 1-10323).

3.2
Amended and Restated Bylaws of Continental, effective as of November 20, 2008 – incorporated by reference to Exhibit 3.2 to Continental’s Current Report on Form 8-K dated November 20, 2008 (File no. 1-10323).

10.1*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Jeffery A. Smisek.

10.2*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Zane C. Rowe.

10.3*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and James E. Compton.

10.4*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Mark J. Moran.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.
Registrant

Date: April 24, 2009	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

3.1
Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006 – incorporated by reference to Exhibit 3.1 to Continental’s Annual Report on Form 10-K for the year ended December 31, 2006 (File no. 1-10323).

3.1(a)	Certification of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

3.1(a)(i)
Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(b) to Continental’s Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323).

3.1(a)(ii)
Certificate of Increase – Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(a)(ii) to Continental’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File no. 1-10323).

3.2
Amended and Restated Bylaws of Continental, effective as of November 20, 2008 – incorporated by reference to Exhibit 3.2 to Continental’s Current Report on Form 8-K dated November 20, 2008 (File no. 1-10323).

10.1*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Jeffery A. Smisek.

10.2*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Zane C. Rowe.

10.3*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and James E. Compton.

10.4*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Mark J. Moran.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.