Form 10-Q
period 2009-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2009-07-21
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes          No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer   X     Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company ___
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No   X

As of July 20, 2009, 123,657,537 shares of Class B common stock of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data) (Unaudited)
(2008 As Adjusted (Note 1))

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenue:
Passenger (excluding fees and taxes of $379, $408, $725, and $784, respectively)	$2,767	$3,650	$5,384	$6,873
Cargo	82	132	167	254
Other	277	262	536	487
	3,126	4,044	6,087	7,614

Operating Expenses:
Aircraft fuel and related taxes	891	1,653	1,626	2,915
Wages, salaries and related costs	799	704	1,564	1,432
Aircraft rentals	235	246	472	493
Regional capacity purchase, net	217	299	431	591
Landing fees and other rentals	216	210	425	418
Maintenance, materials and repairs	161	167	314	326
Distribution costs	150	194	307	375
Depreciation and amortization	118	108	229	215
Passenger services	96	107	183	203
Special charges	44	58	48	50
Other	353	369	696	733
	3,280	4,115	6,295	7,751

Operating Loss	(154)	(71)	(208)	(137)

Nonoperating Income (Expense):
Interest expense	(90)	(91)	(183)	(185)
Interest capitalized	8	8	17	17
Interest income	4	16	8	40
Gain on sale of investments	-	78	-	78
Other-than-temporary impairment losses on investments	-	(29)	-	(29)
Other, net	19	40	17	39
	(59)	22	(141)	(40)

Loss before Income Taxes	(213)	(49)	(349)	(177)

Income Tax Benefit	-	44	-	90

Net Loss	$(213)	$ (5)	$ (349)	$ (87)

Basic and Diluted Loss per Share	$(1.72)	$(0.05)	$(2.82)	$(0.87)

Shares Used for Basic and Diluted Computation	124	99	124	99

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(2008 As Adjusted (Note 1))

	June 30,	December 31,	June 30,
ASSETS	2009	2008	2008
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,521	$ 2,165	$ 3,049
Short-term investments	247	478	358
Total unrestricted cash, cash equivalents and short-term investments	2,768	2,643	3,407

Restricted cash, cash equivalents and short-term investments	167	190	122
Accounts receivable, net	488	453	739
Spare parts and supplies, net	242	235	339
Deferred income taxes	172	216	249
Prepayments and other	494	610	602
Total current assets	4,331	4,347	5,458

Property and Equipment:
Owned property and equipment:
Flight equipment	8,614	8,446	7,960
Other	1,740	1,694	1,641
	10,354	10,140	9,601
Less: Accumulated depreciation	3,388	3,229	2,968
	6,966	6,911	6,633

Purchase deposits for flight equipment	257	275	328

Capital leases	194	194	190
Less: Accumulated amortization	58	53	49
	136	141	141
Total property and equipment, net	7,359	7,327	7,102

Routes and airport operating rights, net	797	804	791
Investment in student loan-related auction rate securities, long-term	-	-	264
Other assets, net	175	208	203

Total Assets	$12,662	$12,686	$13,818

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(2008 As Adjusted (Note 1))

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,	June 30,
	2009	2008	2008
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 980	$ 519	$ 466
Accounts payable	1,062	1,021	1,043
Air traffic and frequent flyer liability	2,128	1,881	2,790
Accrued payroll	379	345	334
Accrued other liabilities	307	708	294
Total current liabilities	4,856	4,474	4,927

Long-Term Debt and Capital Leases	4,963	5,353	5,300

Deferred Income Taxes	172	216	307

Accrued Pension Liability	1,375	1,417	472

Accrued Retiree Medical Benefits	239	234	242

Other	821	869	843

Commitments and Contingencies

Stockholders' Equity:
Class B common stock - $.01 par, 400,000,000 shares authorized; 123,657,537, 123,264,534 and 109,796,597 issued	1	1	1
Additional paid-in capital	2,047	2,038	1,826
Retained earnings (accumulated deficit)	(509)	(160)	339
Accumulated other comprehensive loss	(1,303)	(1,756)	(439)
Total stockholders' equity	236	123	1,727
Total Liabilities and Stockholders' Equity	$ 12,662	$ 12,686	$ 13,818

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(2008 As Adjusted (Note 1))

	Six Months Ended June 30,
	2009		2008
	(Unaudited)
Cash Flows from Operating Activities:	$
Net loss		$ (349)	$ (87)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		229	215
Special charges		48	50
Gain on sale of investments		-	(78)
Stock-based compensation related to equity awards		3	8
Deferred income tax benefit		-	(90)
Other, net		27	26
Changes in operating assets and liabilities		401	423
Net cash provided by operating activities		359	467

Cash Flows from Investing Activities:
Capital expenditures		(147)	(293)
Aircraft purchase deposits refunded, net		17	56
Proceeds from sales of short-term investments, net		233	82
Proceeds from sales of property and equipment		7	74
Decrease (increase) in restricted cash, cash equivalents and short-term investments		23	(21)
Proceeds from sale of Copa Holdings, S.A. stock		-	149
Proceeds from sales of investments		1	21
Other		(3)	-
Net cash provided by investing activities		131	68

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations		(169)	(267)
Proceeds from issuance of long-term debt		30	483
Proceeds from public offering of common stock		-	162
Proceeds from issuance of common stock pursuant to stock plans		5	8
Net cash provided by (used in) financing activities		(134)	386

Net Increase in Cash and Cash Equivalents		356	921

Cash and Cash Equivalents - Beginning of Period		2,165	2,128

Cash and Cash Equivalents - End of Period		$2,521	$3,049

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt		$ 197	$ 690

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2008 contained in our Current Report on Form 8-K dated April 24, 2009.  Due to seasonal fluctuations common to the airline industry, our results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  As used in these Notes to Consolidated Financial Statements, the terms “Continental,” “we,” “us,” “our” and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

Reclassifications have been made in the prior periods’ consolidated statements of operations to conform to our new presentation for expense related to fuel and related taxes on flights operated for us by other operators under capacity purchase agreements.  This expense, which is now included in aircraft fuel and related taxes, was previously reported in regional capacity purchase, net.  These reclassifications do not affect operating income (loss) or net income (loss) for any period.

We have evaluated subsequent events through July 21, 2009, which is the date these financial statements were issued.

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

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in millions, except per share data):

Consolidated Statements of Operations:
	Three Months ended June 30, 2008		Six Months ended June 30, 2008
	Originally Reported	As Adjusted	Originally Reported	As Adjusted

Interest expense	$(88)	$(91)	$(179)	$(185)
Income tax benefit	43	44	88	90
Net loss	(3)	(5)	(83)	(87)

Basic and Diluted Loss per Share	$(0.03)	$(0.05)	$(0.84)	$(0.87)

Consolidated Balance Sheet:
	December 31, 2008		June 30, 2008
	Originally Reported	As Adjusted	Originally Reported	As Adjusted

Long-term debt and capital leases	$5,371	$5,353	$5,323	$5,300
Deferred income tax liability	216	216	299	307
Additional paid-in capital	1,997	2,038	1,785	1,826
Retained earnings (accumulated deficit)	(137)	(160)	365	339
Total stockholders’ equity	105	123	1,712	1,727

SFAS 165.  In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our consolidated financial statements.

SFAS 157.  In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  We adopted the deferred provisions of SFAS 157 on January 1, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

FSP FAS 157-4.  In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  We adopted the provisions of FSP FAS 157-4 for the quarter ended June 30, 2009.  The adoption did not have a material effect on our consolidated financial statements.

FSP FAS 115-2.  In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  We adopted the provisions of FSP FAS 115-2 for the quarter ended June 30, 2009.  The adoption did not have a material effect on our consolidated financial statements.

FSP FAS 107-1 and ABP 28-1.  In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  We adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009.  Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial statements.

FSP FAS 132(R)-1.  In December 2008, the FASB affirmed Staff Position No. FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  FSP FAS 132(R)-1 is effective for us as of December 31, 2009.  Because FSP FAS 132(R)-1 applies only to financial statement disclosures, the adoption is not expected to have a material effect on our consolidated financial statements.

NOTE 2 - LOSS PER SHARE

Because we incurred a net loss in the three and six months ended June 30, 2009 and 2008, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding.  Approximately 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2009 and 2008 because they were antidilutive.  In addition, approximately 8 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted loss per share for each of the three and six months ended June 30, 2009 and 2008 because the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of June 30, 2009, our operating fleet consisted of 351 mainline jets and 266 regional aircraft.  The 351 mainline jets are operated exclusively by us, while the 266 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 214 are leased or subleased to ExpressJet Airlines, Inc. (“ExpressJet”) and operated on our behalf under a capacity purchase agreement with ExpressJet, 30 are subleased to ExpressJet and are not operated on our behalf and 30 ERJ-135 regional jet aircraft are temporarily grounded.  Additionally, our regional operating fleet includes 52 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of June 30, 2009:

				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline (a):
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	15	26	-
737-900ER	22	22	-	-
737-900	12	8	4	-
737-800	117	44	73	-
737-700	36	12	24	-
737-500	40	-	40	-
737-300	20	12	8	-
Total mainline	351	153	198	-

Regional (b):
ERJ-145XR	89	-	89	-
ERJ-145	140	18	107	15	(c)
CRJ200LR	7	-	-	7	(c)
Q200	16	-	-	16	(d)
Q400	14	-	-	14	(e)
Total regional	266	18	196	52

Total	617	171	394	52
______________________

(a)	Excludes nine grounded Boeing 737-500 aircraft, nine grounded Boeing 737-300 aircraft and one Boeing 737-900ER aircraft delivered but not yet placed into service at June 30, 2009.
(b)	Excludes 30 temporarily grounded ERJ-135 aircraft and 30 ERJ-145 aircraft that are subleased to ExpressJet but are not operated on our behalf.
(c)	Operated by Chautauqua Airlines, Inc. (“Chautauqua”) under a capacity purchase agreement.
(d)	Operated by Champlain Enterprises, Inc. (“CommutAir”) under a capacity purchase agreement.
(e)	Operated by Colgan Air, Inc. (“Colgan”) under a capacity purchase agreement.

Mainline Fleet Activity.  During the first six months of 2009, we placed into service five new Boeing 737-900ER aircraft and one new Boeing 737-800 aircraft and returned to service two Boeing 737-500 aircraft that were grounded at December 31, 2008.  We removed three Boeing 737-300 aircraft and four Boeing 737-500 aircraft from service during the first six months of 2009.  By early January 2010, we expect to remove all of our remaining Boeing 737-300 aircraft and nine additional Boeing 737-500 aircraft from service.  However, some of these planned exits could be postponed due to delays in the closing of pending aircraft sales.

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

Regional Fleet Activity.  In January 2009, we amended our capacity purchase agreement with Colgan to increase by 15 the number of Q400 aircraft operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered to Colgan, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for approximately ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all aircraft that it operates under the agreement.  One of Colgan’s Q400 aircraft was involved in an accident on February 12, 2009, reducing the number of aircraft currently being flown for us to 14.

In July 2009, we entered into agreements to sublease to a regional carrier five temporarily grounded ERJ-135 aircraft beginning in the third quarter of 2009.  The subleases have terms of five years, but are cancellable by the lessee earlier under certain conditions.  The remaining 25 ERJ-135 aircraft continue to be temporarily grounded.  We are evaluating our options regarding these 25 aircraft, including permanently grounding them.

Firm Order and Option Aircraft.  As of June 30, 2009, we had firm commitments to purchase 83 new aircraft (51 Boeing 737 aircraft, seven Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.3 billion including related spare engines.  We are currently scheduled to take delivery of seven Boeing 737 aircraft in the remaining six months of 2009.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of June 30, 2009.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect these aircraft to be placed into service in the first half of 2010.

NOTE 4 - LONG-TERM DEBT

2007 Enhanced Equipment Trust Certificates (“EETC”).  In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied the final portion of this financing to three Boeing aircraft delivered to us in the first half of 2009 and recorded related debt of $121 million.

Other Debt Secured by Aircraft.  During the first six months of 2009, we entered into a loan agreement under which we borrowed $106 million.  This floating rate indebtedness is secured by three new Boeing 737-900ER aircraft and one refinanced Boeing 737-800 aircraft.  The loan agreement also provides for additional borrowings related to the refinancing of one Boeing 737-800 aircraft in August 2009.

In July 2009, we obtained additional financing totaling $58 million for two additional new Boeing 737-900ER aircraft, one of which was delivered to us and financed under this arrangement in July 2009.

2009 EETC Financing.  On July 1, 2009, we obtained financing for 12 currently owned Boeing aircraft and five new Boeing 737-900ERs, which we expect to be delivered to us by the end of 2009.  A pass-through trust raised $390 million through the issuance of a single class of pass-through certificates bearing interest at 9%.  The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we issue equipment notes to the trust, which will purchase such notes with a portion of the escrowed funds.  The equipment notes issued with respect to the 12 currently owned aircraft will generate $249 million in cash for our general corporate purposes and the other equipment notes issued will generate $141 million to finance the purchase of the five new aircraft.  These escrowed funds are not guaranteed by us.   We will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in January 2010 and will end in July 2016.  Additionally, the certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

Maturities.  Maturities of long-term debt due before December 31, 2009 and for the next four years are as follows (in millions):

July 1, 2009 through December 31, 2009	$411
Year ending December 31,
2010	943
2011	1,114
2012	552
2013	619

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

As a result of the adoption of FSP APB 14-1, we are required to separately account for the debt and equity components of our 5% Convertible Notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components recognized for our 5% Convertible Notes were as follows (in millions):

	June 30,	December 31,	June 30,
	2009	2008	2008

Principal amount of Convertible Notes	$175	$175	$175
Unamortized discount	12	18	23
Net carrying amount	163	157	152
Additional paid-in capital	64	64	64

At June 30, 2009, the unamortized discount had a remaining recognition period of approximately 12 months.

The amount of interest expense recognized and effective interest rate for the three and six months ended June 30 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Contractual coupon interest	$ 2	$ 2	$ 4	$ 4
Amortization of discount on 5% Convertible Notes	3	3	6	6
Interest expense	$ 5	$ 5	$ 10	$10

Effective interest rate	13%	13%	13%	13%

NOTE 5 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The valuation techniques that may be used to measure fair value are as follows:

(A)	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities
(B)
Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

(C)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):

	Carrying Amount as of June 30, 2009	Level 1	Level 2	Level 3	Valuation Technique

Cash and cash equivalents	$2,521	$2,521	-	-	(A)
Short-term investments:		-
Auction rate securities	230		-	$230	(B)
Other	17	17	-	-	(A)
Restricted cash, cash equivalents and short-term investments	167	167	-	-	(A)
Auction rate securities put right	27	-	-	27	(B)
Fuel derivatives	(17)	-	-	(17)	(A)
Foreign currency derivatives	1	-	$1	-	(A)

Assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2009 include (in millions):

	Carrying Amount as of June 30, 2009	Level 1	Level 2	Level 3	Total Losses

Property and Equipment:
Boeing 737-300 fleet	$90	-	-	$90	$(19)
Boeing 737-500 fleet	82	-	-	82	(12)
					$(31)

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

Student Loan-Related Auction Rate Securities and Put Right.  At June 30, 2009, we held student loan-related auction rate securities with a fair value of $230 million and a par value of $291 million.  These securities were classified as follows (in millions):

	Fair Value	Par Value	Amortized Cost

Short-term investments:
Available-for-sale	$135	$166	$135
Trading	95	125	N/A
Total	$230	$291

These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every 7, 28 or 35 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  Auctions for these securities began failing in the first quarter of 2008 and have continued to fail, resulting in our holding such securities and the issuers of these securities paying interest adjusted to the maximum contractual rates.

Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market.  Although we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value due to the lack of liquidity in the market for these securities at their par value.  We recorded losses of $29 million during the second quarter of 2008 to reflect the other-than-temporary decline in the fair value of these securities.  These losses are included in nonoperating income (expense) in our consolidated statement of operations.  Following this other-than-temporary impairment, a new amortized cost basis was established equal to the then fair value.  The difference between this amortized cost and the cash flows expected to be collected is being accreted as interest income.

We estimated the fair value of these securities to be $230 million at June 30, 2009, taking into consideration the limited sales and offers to purchase securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In addition, in 2008, one institution granted us a put right permitting us in 2010 to sell to the institution at their full par value auction rate securities with a par value of $125 million.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put right is exercised.  The put right is recorded at fair value in prepayments and other assets on our consolidated balance sheet.  We determined the fair value based on the difference between the risk-adjusted discounted expected cash flows from the underlying auction rate securities without the put right and with the put right being exercised in 2010.  We have classified the underlying auction rate securities as trading securities and elected the fair value option under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently.

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

Property and Equipment - Boeing 737-300 and 737-500 Aircraft Fleets.  As discussed in Note 11, we wrote down our Boeing 737-300 and 737-500 fleets to their respective fair values in the second quarter of 2009.  Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators.  We estimated the fair values based on current market conditions, the condition of our aircraft and our expected proceeds from the sale of the assets.

Unobservable Inputs.  The reconciliation of our assets (liabilities) measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):

	Three Months Ended June 30, 2009
	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Fuel Derivatives

Balance at beginning of period	$229	$26	$(252)
Sales	(1)	-	-
Gains and losses:
Realized losses reported in earnings	-	-	204
Unrealized gains reported in earnings	-	1	8
Unrealized gains reported in other comprehensive income (loss)	2	-	23
Balance as of June 30, 2009	$230	$27	$ (17)

	Six Months Ended June 30, 2009
	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Fuel Derivatives

Balance at beginning of period	$229	$26	$(415)
Sales	(1)	-	-
Settlements	-	-	77
Gains and losses:
Realized losses reported in earnings	-	-	345
Unrealized gains reported in earnings	-	1	6
Unrealized gains (losses) reported in other comprehensive income (loss)	2	-	(30)
Balance as of June 30, 2009	$230	$27	$ (17)

Other Financial Instruments.  Other financial instruments that are not subject to the disclosure requirements of SFAS 157 are as follows:

•
Debt.  The fair value of our debt with a carrying value of $5.7 billion at June 30, 2009 was approximately $4.8 billion.  These estimates were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

•
Investment in COLI Products.  In connection with certain of our supplemental retirement plans, we have company owned life insurance policies covering certain of our employees.  As of June 30, 2009, the carrying value and fair value of the underlying investments was $27 million, which approximates the cash surrender value of the life insurance policies.

•	Accounts Receivable and Accounts Payable. The fair values of accounts receivable and accounts payable approximated carrying value due to their short-term maturities.

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

Fuel Price Risk Management.  We routinely hedge a portion of our future fuel requirements, provided the hedges are expected to be cost effective.  We conduct our fuel hedging activities using a combination of jet fuel, crude oil and heating oil contracts.

We have historically entered into swap agreements or purchased call options to protect us against sudden and significant increases in jet fuel prices.  To minimize the high cost to us of call options, we may also enter into collars.  Collars are derivative instruments that involve combining a purchased call option, which on a stand-alone basis would require us to pay a premium, with a written put option, which on a stand-alone basis would result in our receiving a premium.  The collars we have entered into consist of both instruments that result in no net premium to us and instruments that result in our payment of a net premium to the counterparty.  The purchased call option portion of the collar caps the price of the contract at the agreed upon price while the sold option portion of the collar provides for a minimum price of the related commodity.

As of June 30, 2009, our projected consolidated fuel requirements for the remainder of 2009 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

WTI crude oil collars	6%	$3.21	6%	$2.40
WTI crude oil swaps	5%	1.33	5%	1.33
Total	11%		11%

As of June 30, 2009, we had not hedged any of our fuel requirements beyond 2009.

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

Because our fuel hedges were in a net liability position at June 30, 2009 resulting from the significant decline in crude oil prices during the last six months of 2008, we posted cash collateral with our counterparties totaling $32 million and granted liens in favor of a counterparty on one Boeing 777-200 aircraft and one Boeing 757-200 aircraft in lieu of posting up to an additional $25 million in cash.  In July 2009, we posted cash collateral with that counterparty, resulting in the release of the liens on the aircraft.  As of July 21, 2009, our total collateral posted with fuel hedge counterparties consisted of $18 million in cash.  The cash posted as collateral is reported in prepayments and other current assets in our consolidated balance sheets.

Foreign Currency Exchange Risk Management.  We use foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.  At June 30, 2009, we had forward contracts outstanding to hedge the following cash inflows for the remainder of 2009 (primarily from passenger ticket sales) in foreign currencies:

•	45% of our projected Japanese yen-denominated cash inflows

•	8% of our projected euro-denominated cash inflows

As of June 30, 2009, we had not hedged any of our foreign currency cash flows beyond 2009.

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

Quantitative Disclosures.  At June 30, 2009, all of our derivative instruments were designated as cash flow hedges and were reported in our consolidated balance sheet as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Fuel derivatives	Prepayments and other current assets	$ 16	Accrued other current liabilities	$33

Foreign currency derivatives	Prepayments and other current assets	1	Accrued other current liabilities	-
Total derivatives		$ 17		$33

The gains and losses related to our derivative instruments reported in our consolidated balance sheet at June 30, 2009 and our consolidated statement of operations were as follows (in millions):

	Three Months Ended June 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion)
		Income Statement Location	Amount	Income Statement Location	Amount

Fuel derivatives	$58	Aircraft fuel and related taxes	$(210)	Other nonoperating income (expense)	$8

Foreign currency derivatives	(3)	Passenger revenue	1	Other nonoperating income (expense)	-
Total	$ 55		$(209)		$8

	Six Months Ended June 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion)
		Income Statement Location	Amount	Income Statement Location	Amount

Fuel derivatives	$29	Aircraft fuel and related taxes	$(351)	Other nonoperating income (expense)	$6

Foreign currency derivatives	9	Passenger revenue	-	Other nonoperating income (expense)	-
Total	$38		$(351)		$6

NOTE 7 – COMMON STOCK

In June 2008, we completed a public offering of 11 million shares of Class B common stock at a price to the public of $14.80 per share, raising net proceeds of $162 million for general corporate purposes.

NOTE 8 - STOCK PLANS AND AWARDS

Profit Based RSU Awards.  We have issued profit based restricted stock unit (“RSU”) awards pursuant to our Long Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets.  The performance targets require that we reach target levels of cumulative employee profit sharing payments under our enhanced employee profit sharing plan during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year in which the cumulative profit sharing target is met.  To serve as a retention feature, payments related to the achievement of a performance target generally will be made in annual increments over a three-year period to participants who remain continuously employed by us through each payment date.  Payments also are conditioned on our having at the end of the fiscal year preceding the date any payment is made minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of our Board of Directors.  If we do not achieve the minimum cash balance applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward.  Payment amounts are calculated based on the number of RSUs subject to the award, the average closing price of our common stock for the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit sharing-based performance target.

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

The profit based RSU awards that had a performance period commencing April 1, 2006 and ending December 31, 2009 achieved the highest level cumulative profit sharing performance target based on cumulative profit sharing payments to our broad based employees of $262 million during the performance period.  As a result, in March 2009, payments totaling $20 million were made with respect to these profit based RSU awards following achievement of the year end cash hurdle of $1.125 billion for those awards.   The third and final payment related to these awards will be made in March 2010, provided the year end cash hurdle is met at December 31, 2009.

The awards with a performance period commencing January 1, 2009, which were granted in February 2009, cover 1.3 million RSUs with cumulative profit sharing performance targets ranging from $100 million to $375 million and payment percentages ranging from 100% to 400%.  The cash hurdle associated with these awards is $2.2 billion.

As of June 30, 2009, we had recorded no liability associated with the profit based RSU awards for the periods commencing January 1, 2007, 2008 or 2009.

SFAS 123R Expense.  Total stock-based compensation expense (credit) related to SFAS 123R included in wages, salaries and related costs was $0, $(16) million, $(24) million and $5 million for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, $6 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards with a performance period commencing April 1, 2006 had not yet been recognized.  This amount will be recognized in expense over a weighted-average period of 0.9 years.  The SFAS 123R expense related to RSUs does not impact payments to our broad based employee group under our enhanced profit sharing plan because profit sharing payments are based on pre-tax income calculated prior to any costs associated with incentive compensation for executives.

Employee Stock Purchase Plan.  On June 10, 2009, our stockholders approved an amendment to our 2004 Employee Stock Purchase Plan (the “2004 ESPP”), under which no shares were available for purchase by employees beginning in the first quarter of 2009.  The amendment makes 3.5 million shares of common stock available for purchase by employees under the 2004 ESPP and extends the term of the plan to December 31, 2019.  The 2004 ESPP is open to all of our employees, including CMI employees.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(213)	$ (5)	$(349)	$(87)

Other comprehensive income (loss):
Derivative financial instruments:
Reclassification into earnings (net of deferred taxes of $(40) and $(51) in 2008)	201	(69)	343	(88)
Changes in fair value (net of deferred taxes of $73 and $79 in 2008)	55	125	38	135
Unrealized gain on student loan-related auction rate securities (net of deferred taxes of $5 and $0 in 2008)	2	9	2	-
Items related to employee benefit plans:
Amortization of net actuarial losses (net of deferred taxes of $3 and $5 in 2008)	27	4	54	9
Amortization of prior service cost (net of deferred taxes of $3 and $6 in 2008)	7	5	16	10
Comprehensive income (loss) adjustments	292	74	453	66

Total comprehensive income (loss)	$ 79	$ 69	$104	$(21)

NOTE 10 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Retiree Medical Plans.  Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):

	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$ 16	$ 15	$ 32	$ 29	$ 3	$ 3	$5	$ 6
Interest cost	38	37	77	74	4	4	8	8
Expected return on plan assets	(22)	(41)	(44)	(81)	-	-	-	-
Amortization of unrecognized net actuarial loss	28	8	55	15	(1)	(1)	(1)	(1)
Amortization of prior service cost	2	2	5	5	5	6	11	11
Net periodic benefit expense	$ 62	$ 21	$125	$ 42	$11	$12	$23	$24

During the first half of 2009, we contributed $100 million to our tax-qualified defined benefit pension plans and on July 9, 2009, we contributed an additional $20 million to the plans.  Our remaining minimum funding requirements during calendar year 2009 are approximately $30 million.

Defined Contribution Plans.  The 401(k) plan covering substantially all domestic employees except for pilots and the 401(k) plan covering substantially all of the employees of CMI were amended effective January 1, 2009 to provide for the reinstatement of service-based employer match contributions for certain workgroups at levels ranging up to 50% of employee contributions of up to 6% of the employee’s salary, based on seniority.  Company matching contributions are made in cash.  Total expense for all defined contribution plans, including two pilot-only plans, was $26 million, $21 million, $50 million and $45 million for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.

NOTE 11 - SPECIAL CHARGES

Special charges were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Aircraft-related charges, net of gains on sales of aircraft	$ 43	$ 41	$ 47	$33
Other	1	17	1	17
Total special charges	$ 44	$58	$ 48	$50

The special charges all relate to our mainline segment unless otherwise noted.

Aircraft-related charges in the second quarter of 2009 include $31 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, an $8 million non-cash charge related to the disposition of three 737-300 aircraft and a $4 million non-cash charge to write off certain obsolete spare parts.  In the first quarter of 2009, we recorded a $4 million charge for future lease and other related costs on a permanently grounded Boeing 737-300 aircraft.

Aircraft-related charges in the second quarter of 2008 include $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets and a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value, partially offset by $10 million of gains on the sale of two owned Boeing 737-500 aircraft.  We received proceeds of $26 million on the sale of these aircraft.  Other special charges in the second quarter of 2008 include $17 million of charges related to contract settlements with regional carriers and unused facilities ($15 million of which related to our regional segment).  During the first quarter of 2008, we sold three owned Boeing 737-500 aircraft and received net proceeds of $42 million, resulting in net gains of $8 million.

The impairment charges on the Boeing 737-300 and 737-500 fleets in the second quarters of both 2009 and 2008 relate to our decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 aircraft by early January 2010.  We recorded an initial impairment charge in the second quarter of 2008 for each of these fleet types.  The additional write-down in the second quarter of 2009 reflects the further reduction in the fair value of these fleet types in the current economic environment.  In both periods, we determined that indicators of impairment were present for these fleets.  Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators.  Based on our evaluations, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value.  We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.

In July 2009, we entered into agreements to sublease to a regional carrier five temporarily grounded ERJ-135 aircraft beginning in the third quarter of 2009.  The subleases have terms of five years, but are cancellable by the lessee earlier under certain conditions.  The remaining 25 ERJ-135 aircraft continue to be temporarily grounded.  We are evaluating our options regarding these aircraft, including permanently grounding them.  If we do permanently ground them, we may incur significant special charges for future rent expense.

If economic conditions deteriorate further, we may incur additional special charges in future quarters as we attempt to dispose of our grounded Boeing 737-300 and 737-500 aircraft.  We are currently unable to estimate the amount or timing of these future charges.  At June 30, 2009, the net carrying values of our Boeing 737-300 and 737-500 fleets were $90 million and $82 million, respectively.

On July 21, 2009, we announced plans to eliminate approximately 1,700 positions across the company.  In connection with these plans, we anticipate that we will record charges for severance and other termination costs in the third quarter of 2009.  We are not able to estimate the amount of these charges at this time.

Accrual Activity.  Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft	Unused Facilities

Balance, December 31, 2008	$28	$10	$20
Accrual	-	2	-
Payments	(8)	(7)	(1)
Balance, June 30, 2009	$20	$ 5	$19

These accruals and payments relate primarily to our mainline segment.  Cash payments related to the accruals for severance and medical costs will be made through the end of 2010.  Remaining lease payments on permanently grounded aircraft and unused facilities will be made through 2009 and 2018, respectively.

NOTE 12 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.  As a result, our pre-tax losses for the first half of 2009 were not reduced by any tax benefit.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation's ability to utilize net operating losses (“NOLs”) if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.61% for June 2009).  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.  If we were to have an ownership change as of June 30, 2009 under current conditions, our annual NOL utilization could be limited to $49 million per year, before consideration of any built-in gains.

NOTE 13 – GAIN ON SALE OF INVESTMENTS

In May 2008, we sold all of our remaining shares of Copa Holdings, S.A. (“Copa”) Class A common stock for net proceeds of $149 million and recognized a gain of $78 million.

NOTE 14 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights using larger jets while the regional segment currently consists of flights utilizing aircraft with a capacity of 78 or fewer seats.  As of June 30, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.

We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss).  However, we do not manage our business or allocate resources based on segment operating profit or loss because (1) our flight schedules are designed to maximize passenger revenue, (2) much of the operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing) and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

Financial information by business segment is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenue:
Mainline	$2,644	$3,365	$5,173	$6,380
Regional	482	679	914	1,234
Total Consolidated	$3,126	$4,044	$6,087	$7,614

Operating Income (Loss):
Mainline	$ (64)	$ 12	$ -	$ 48
Regional	(90)	(83)	(208)	(185)
Total Consolidated	$ (154)	$ (71)	$ (208)	$ (137)

Net Income (Loss):
Mainline	$ (120)	$ 46	$ (135)	$ 32
Regional	(93)	(51)	(214)	(119)
Total Consolidated	$ (213)	$ (5)	$ (349)	$ (87)

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of June 30, 2009, we had firm commitments to purchase 83 new aircraft (51 Boeing 737 aircraft, seven Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.3 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of June 30, 2009.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect these aircraft to be placed into service in the first half of 2010.

As discussed in Note 4, we obtained financing for five new Boeing 737-900ERs, which are scheduled for delivery in the third quarter of 2009.  In July 2009, we obtained additional financing for two additional new Boeing 737-900ER aircraft, one of which was delivered to us and financed under this arrangement in July 2009.  With these agreements, we have financing commitments in place for all aircraft scheduled for delivery to us in 2009.  We also have backstop financing available for the two Boeing 777-200ER aircraft and 12 Boeing 737 aircraft scheduled for delivery in 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures.  We can provide no assurance that backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $123 million at June 30, 2009 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at June 30, 2009 in the amount of $64 million.  These letters of credit and performance bonds have expiration dates through December 2010.

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

In our aircraft financing agreements, we typically indemnify the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for, among other things, their gross negligence or willful misconduct.

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate we lease and aircraft we operate.

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At June 30, 2009, we had $1.5 billion of floating rate debt and $245 million of fixed rate debt, with remaining terms of up to 11 years, which is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.6 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

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

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $87 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $252 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $472 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $1.0 billion if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Credit Ratings.  At June 30, 2009, our senior unsecured debt was rated B3 by Moody's and B- by Standard & Poor's.  These ratings are significantly below investment grade.  Our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options.  Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, as discussed above, we would have to post additional collateral of approximately $252 million under our domestic bank-issued credit card and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.  If requested, we would also be required to post additional collateral of up to $39 million under our worker's compensation program if our senior unsecured debt rating were to fall below B3 as rated by Moody's or CCC+ as rated by Standard & Poor's.  We could also be required to post additional collateral with our fuel hedge counterparties if our credit ratings were to fall.  However, the amount of collateral required would be limited to the fair value of the related derivative instruments.  Our fuel derivative contracts do not contain any other credit risk-related contingent features, other than those related to a change in control.

Employees.  As of June 30, 2009, we had approximately 43,365 employees, which, due to the number of part-time employees, represents 40,455 full-time equivalent employees.  Approximately 44% of our full-time equivalent employees are represented by unions.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  On July 6, 2009, our flight simulator technicians ratified a new four-year collective bargaining agreement with us.  We are meeting with representatives of the applicable unions representing our other unionized workgroups to engage in bargaining for amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees.  Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy.

Environmental Matters.  In 2001, the California Regional Water Quality Control Board (“CRWQCB”) mandated a field study of the area surrounding our aircraft maintenance hangar in Los Angeles.  The study was completed in September 2001 and identified jet fuel and solvent contamination on and adjacent to this site.  In April 2005, we began environmental remediation of jet fuel contamination surrounding our aircraft maintenance hangar pursuant to a workplan submitted to (and approved by) the CRWQCB and our landlord, the Los Angeles World Airports.  Additionally, we could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site.

In 1999, we purchased property located near our hub at Newark Liberty International Airport (“New York Liberty”) in Elizabeth, New Jersey from Honeywell International, Inc. (“Honeywell”) with certain environmental indemnification obligations by us to Honeywell.  We did not operate the facility located on or make any improvements to the property.  In 2005, we sold the property to Catellus Commercial Group, LLC (“Catellus”) and, in connection with the sale, Catellus assumed certain environmental indemnification obligations in favor of us.  On October 9, 2006, Honeywell provided us with a notice seeking indemnification from us in connection with a U.S. Environmental Protection Agency (“EPA”) potentially responsible party notice to Honeywell involving the Newark Bay Study Area of the Diamond Alkali Superfund Site alleging hazardous substance releases from the property and seeking study costs.  In addition, on May 7, 2007, Honeywell provided us with a notice seeking indemnification from us in connection with a possible lawsuit by Tierra Solutions, Inc. (“Tierra Solutions”) against Honeywell relating to alleged discharges from the property into Newark Bay and seeking cleanup of Newark Bay waters and sediments under the Resource Conservation and Recovery Act.  We did not agree that we were required to indemnify Honeywell with respect to the EPA and Tierra Solutions claims and Honeywell invoked arbitration procedures under its sale and purchase agreement with us.  Catellus agreed to indemnify and defend us in connection with the EPA and Tierra Solutions claims, including indemnification and defense in connection with the arbitration with Honeywell.  On June 15, 2009, we received the arbitrator’s decision in our favor, which found that Honeywell is not entitled to indemnification and defense from us with respect to the EPA and Tierra Solutions claims.

At June 30, 2009, we had an accrual for estimated costs of environmental remediation throughout our system of $31 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at June 30, 2009.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events.  All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  For examples of such risks and uncertainties, please see the risk factors set forth in Part II, Item 1A.  “Risk Factors” and elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and in our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”), which identify important matters such as the significant volatility in the cost of aircraft fuel, our transition to a new global alliance, the consequences of our high leverage and other significant capital commitments, our high labor and pension costs, delays in scheduled aircraft deliveries, service interruptions at one of our hub airports, disruptions to the operations of our regional operators, disruptions in our computer systems, and industry conditions, including the recession in the U.S. and global economies, the airline pricing environment, terrorist attacks, regulatory matters, excessive taxation, industry consolidation, the availability and cost of insurance, public health threats and the seasonal nature of the airline business.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2008.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. (“CMI”), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,300 daily departures.  As of June 30, 2009, we served 119 domestic and 120 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found on our website, continental.com.  Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Second Quarter Financial Highlights

•	We recorded a net loss of $213 million in the second quarter of 2009.

•
Passenger revenue decreased 24.2% during the second quarter of 2009 as compared to the second quarter of 2008 primarily due to lower fares and less high yield business traffic attributable to the global recession.  We estimate that the outbreak of the H1N1 flu virus reduced passenger revenue by approximately $50 million during the quarter.

•
We recorded an operating loss of $154 million during the second quarter of 2009 as compared to an operating loss of $71 million in the second quarter of 2008, due primarily to significantly reduced passenger revenue offset in part by lower fuel expenses.

•	Unrestricted cash, cash equivalents and short-term investments totaled $2.8 billion at June 30, 2009.

Second Quarter Operational Highlights

•
Consolidated traffic decreased 6.4% and capacity decreased 7.8% during the second quarter of 2009 as compared to the second quarter of 2008, resulting in a consolidated load factor of 82.7% for the second quarter of 2009.

•
We recorded a U.S. Department of Transportation (“DOT”) on-time arrival rate of 78.7% and a mainline segment completion factor of 99.6% for the second quarter of 2009, compared to a DOT on-time arrival rate of 73.1% and a mainline segment completion factor of 99.5% for the second quarter of 2008.

•	We placed one new Boeing 737-900ER aircraft into service and removed four Boeing 737-500 aircraft from service.

Outlook

The severe global economic recession has significantly diminished the demand for air travel and disrupted the global capital markets, resulting in a difficult financial environment for U.S. network carriers.  In addition, we have significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.  To meet these obligations, we must access the global markets for capital and/or achieve and sustain profitability.  Although access to the troubled capital markets has improved over the past several months, as evidenced by our recent financing transactions, we cannot give any assurances due to the economic environment that we will be able to obtain additional financing or otherwise access the markets for capital in the future on acceptable terms (or at all).  Moreover, continuing declines in our passenger and cargo revenues are hindering our ability to achieve and sustain profitability and, given the losses we incurred during the first six months of 2009, under current market conditions we expect to incur a significant loss for the full year 2009.

Economic Conditions.  The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies.  The current recession in the U.S. and global economies has had a significant negative impact on the demand for air carrier services.  Seven major U.S. carriers have reported a combined 9.5% decrease in traffic, as measured by miles flown by revenue passengers during the first half of 2009 as compared to the first half of 2008.  The decline in demand has disproportionately reduced the volume of high yield traffic, as many business travelers are either curtailing their travel or purchasing lower yield economy tickets.

The global economic recession has severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  If economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.

Fuel Costs.  We benefited from significantly lower fuel costs during the first half of 2009.  Our average consolidated (mainline and regional) jet fuel price per gallon including related taxes decreased to $1.95 in the first half of 2009 from $3.14 in the first half of 2008.  However, the continued volatility in jet fuel prices, which ranged from $1.12 per gallon to $1.90 per gallon in the first six months of 2009, continues to impair our ability to achieve and sustain profitability.  If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently in the current financial environment to offset fully our increased costs.

In response to high fuel prices during the first half of 2008 and to address the risk of further escalations in fuel prices, most of the major network carriers (including us) continued to enter into fuel hedging arrangements, including collars which minimize the up-front costs.  However, the precipitous decline in oil prices during the second half of 2008 resulted in significant costs to us and to those other carriers with hedging arrangements obligating them to make payments to the counterparties to the extent that the price of crude falls below a specified level.  Our hedge contracts for the first six months of 2009, which were largely entered into before oil prices fell, resulted in $0.42 per gallon of additional fuel expense during the first half of 2009.  We have significantly fewer hedge contracts outstanding related to the third and fourth quarters of 2009, and have hedged none of our fuel requirements beyond 2009.

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

New Revenue-Generating and Cost Saving Measures.  In response to the significant decline in revenue, we are implementing a number of measures to raise revenues and reduce costs that are designed to achieve approximately $100 million in annual benefits when fully implemented in 2010.  These measures include eliminating approximately 1,700 positions across the company, including management and clerical positions.  This is in addition to the previously announced elimination of 500 reservation agent positions and special company offered leaves of absence extended for 700 flight attendants.  We are offering employees voluntary programs to minimize the number of involuntary furloughs and reductions in force.  We are also increasing domestic checked baggage fees by $5 for customers who do not prepay those fees online, effective immediately for travel August 19, 2009 and beyond, and increasing the telephone reservation booking service fee by $5 effective immediately.

Capacity.  Our long-term target remains to grow our mainline capacity between 5% and 7% annually.  However, because of the current adverse economic conditions, we have reduced our capacity significantly and rescheduled aircraft deliveries, and we do not anticipate returning to significant capacity growth until the level of demand for air travel and economic conditions improve sufficiently to justify such growth.  By early January 2010, we expect to remove all of our remaining Boeing 737-300 aircraft and nine additional Boeing 737-500 aircraft from service.

Our future ability to grow our capacity could be adversely impacted by manufacturer delays in aircraft deliveries.  In June 2009, Boeing announced an additional delay to its 787 aircraft program.  Boeing has not yet provided an updated 787 delivery schedule.  Prior to this delay, we expected the first of our 25 Boeing 787 aircraft to be delivered in 2011 instead of the first half of 2009 as originally scheduled.

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

On July 23, 2008, we filed an application with the DOT to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity, which the DOT approved on July 10, 2009.  Final approval by the DOT of this application enables us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service and provides competitive balance to antitrust-immunized carriers in SkyTeam.  Additionally, we, United, Lufthansa and Air Canada have received final DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for our respective customers, offering those customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world.  The DOT’s approval of antitrust immunity is subject to certain conditions and limitations that are not expected to diminish materially the benefits of our participation in Star Alliance or the trans-Atlantic joint venture.  In addition, we are seeking a modification to our existing pilot collective bargaining agreement, which would permit us to engage in a joint venture with a domestic air carrier.

Labor Costs.  Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  On July 6, 2009, our flight simulator technicians ratified a new four-year collective bargaining agreement with us.  We are meeting with representatives of the applicable unions representing our other unionized workgroups to engage in bargaining for amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.

Management Changes.  On July 16, 2009, we announced that Larry Kellner, our chairman and chief executive officer, will leave effective December 31, 2009 to head a new private equity firm.  Jeff Smisek, our president and chief operating officer and a member of our board of directors, will become chairman and chief executive officer effective January 1, 2010.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.  As further discussed in the notes to our consolidated financial statements, our consolidated financial statements for the three and six months ended June 30, 2008 have been adjusted for the retrospective application of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” and for certain reclassifications related to fuel and related taxes on flights operated for us by other operators under capital purchase agreements.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the three months ended June 30 is as follows:

	2009	2008	Increase (Decrease)

Passengers (thousands) (1)	16,348	17,962	(9.0)%
Revenue passenger miles (millions) (2)	23,166	24,746	(6.4)%
Available seat miles (millions) (3)	28,007	30,383	(7.8)%
Passenger load factor (4)	82.7%	81.4%	1.3 pts.
Passenger revenue per available seat mile (cents)	9.88	12.01	(17.7)%
Average yield per revenue passenger mile (cents) (5)	11.94	14.75	(19.1)%
Average price per gallon of fuel, including fuel taxes	$2.07	$3.46	(40.2)%
Fuel gallons consumed (millions)	430	478	(10.0)%

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.

Results of Operations.  We recorded a net loss of $213 million in the second quarter of 2009 as compared to $5 million for the second quarter of 2008.  We consider a key measure of our performance to be operating loss, which was $154 million for the second quarter of 2009, as compared to $71 million for the second quarter of 2008.  Significant components of our consolidated operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$3,126	$4,044	$(918)	(22.7)%
Operating Expenses	3,280	4,115	(835)	(20.3)%
Operating Loss	(154)	(71)	83	NM
Nonoperating Income (Expense)	(59)	22	(81)	NM
Income Tax Benefit	-	44	(44)	(100.0)%

Net Loss	$ (213)	$ (5)	$ 208	NM

NM – Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the quarter ended June 30, 2009 and period to period comparisons for operating revenue, passenger revenue per available seat mile (“RASM”) and available seat miles (“ASMs”) by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in Second Quarter 2009 vs Second Quarter 2008
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,167	(22.4)%	(14.3)%	(9.5)%
Trans-Atlantic	577	(28.3)%	(19.8)%	(10.6)%
Latin America	345	(20.8)%	(16.5)%	(5.2)%
Pacific	211	(12.3)%	(22.3)%	12.8%
Total Mainline	2,300	(22.9)%	(16.9)%	(7.3)%

Regional	467	(29.9)%	(20.5)%	(11.8)%

Total	2,767	(24.2)%	(17.7)%	(7.8)%

Cargo	82	(37.9)%
Other	277	5.7%

Operating Revenue	$3,126	(22.7)%

Passenger revenue decreased significantly in the second quarter of 2009 as compared to the second quarter of 2008 due to reduced traffic, less capacity and lower RASM.  The reduced traffic and lower RASM reflects lower fares and less high yield business traffic attributable to the global recession.  The decline in demand has disproportionately reduced the volume of high yield traffic, as many business travelers are either curtailing their travel or purchasing lower yield economy tickets.  We estimate that the outbreak of the H1N1 flu virus reduced passenger revenue by approximately $50 million during the quarter.

Cargo revenue decreased due to lower fuel surcharge rates and a decreased freight volume.  Other revenue increased due to the implementation of new fees for checking bags in 2008 and a change in how certain costs are handled under our capacity purchase agreement with ExpressJet, offset by a reduction in sublease income received from ExpressJet and decreased revenue associated with sales of mileage credits in our OnePass frequent flyer program.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended June 30 (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$ 891	$1,653	$(762)	(46.1)%
Wages, salaries and related costs	799	704	95	13.5%
Aircraft rentals	235	246	(11)	(4.5)%
Regional capacity purchase, net	217	299	(82)	(27.4)%
Landing fees and other rentals	216	210	6	2.9%
Maintenance, materials and repairs	161	167	(6)	(3.6)%
Distribution costs	150	194	(44)	(22.7)%
Depreciation and amortization	118	108	10	9.3%
Passenger services	96	107	(11)	(10.3)%
Special charges	44	58	(14)	NM
Other	353	369	(16)	(4.3)%
	$3,280	$4,115	$(835)	(20.3)%

Operating expenses decreased 20.3% primarily due to the following:

•
Aircraft fuel and related taxes decreased due to a 40.2% decrease in consolidated jet fuel prices and decreased flying.  Our average jet fuel price per gallon including related taxes decreased to $2.07 in the second quarter of 2009 from $3.46 in the second quarter of 2008.  Our average jet fuel price includes losses related to our fuel hedging program of $0.49 per gallon in the second quarter of 2009, compared to gains of $0.17 per gallon in the second quarter of 2008.

•
Wages, salaries and related costs increased primarily due to higher wage rates for certain workgroups offset by a 6% reduction in the number of employees in connection with capacity reductions in September 2008.  Expenses in the second quarter of 2009 also include $41 million of higher pension expense resulting from lower returns on plan assets.

•
Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in the second half of 2008 and the first half of 2009.  New aircraft delivered in 2008 and the first half of 2009 were purchased, with the related expense being reported in depreciation and amortization.

•
Regional capacity purchase, net, includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  The net amounts consisted of the following for the three months ended June 30 (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Capacity purchase expenses	$217	$360	$(143)	(39.7)%
Aircraft sublease income	-	(61)	(61)	(100.0)%
Regional capacity purchase, net	$217	$299	$ (82)	(27.4)%

Capacity purchase expenses decreased due to rate reductions in conjunction with our amended capacity purchase agreement with ExpressJet effective July 1, 2008 and capacity reductions.  There was no aircraft sublease income in the quarter ended June 30, 2009 because ExpressJet no longer pays sublease rent for aircraft operated on our behalf.  Sublease income of $5 million and $26 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement with ExpressJet for the three months ended June 30, 2009 and 2008, respectively, is recorded as other revenue.

•	Distribution costs decreased due to lower credit card discount fees, booking fees and travel agency commissions, all of which resulted from decreased passenger revenue.

•
Passenger services expenses decreased due to fewer meals and beverages in the second quarter of 2009 compared to the second quarter of 2008, resulting from the decreased demand for air travel in the weak economy.

•
Special charges in the second quarter of 2009 include $31 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, an $8 million non-cash charge related to the disposition of three 737-300 aircraft and a $4 million non-cash charge to write off certain obsolete spare parts.

Special charges in the second quarter of 2008 include $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets and a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value, partially offset by $10 million of gains on the sale of two owned Boeing 737-500 aircraft.  We received proceeds of $26 million on the sale of these aircraft.  Other special charges in the second quarter of 2008 include $17 million of charges related to contract settlements with regional carriers and unused facilities.

•
Other operating expenses decreased due to insurance settlements received in 2009 related to Hurricane Ike, reduced technology expenses resulting from new contracts, lower expense due to station closings, the impact on certain expenses of more favorable foreign currency exchange rates, lower OnePass reward expenses and lower ground handling, security and outside services costs as a result of capacity reductions, partially offset by increases in expenses resulting from changes in how certain costs are handled under our capacity purchase agreement with ExpressJet.

Nonoperating Income (Expense).  Total nonoperating income decreased $81 million to a net expense in the second quarter of 2009 compared to the second quarter of 2008 due to the following:

•	Net interest expense increased $11 million primarily as a result of lower interest income.

•	Gain on sale of investments in 2008 consisted of $78 million related to the sale of our remaining interest in Copa.

•	Other-than-temporary impairment losses on investments were $29 million in the second quarter of 2008, reflecting the decline in value of student loan-related auction rate securities.

•
Other nonoperating income (expense) included fuel hedge ineffectiveness gains of $8 million and $33 million in the second quarter of 2009 and 2008, respectively.  This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.  As a result, our pre-tax losses for the second quarter of 2009 were not reduced by any tax benefit.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights using larger jets while the regional segment currently consists of flights utilizing aircraft with a capacity of 78 or fewer seats.  As of June 30, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

We evaluate segment performance based on several factors, of which the primary financial measure is operating income (loss).  However, we do not manage our business or allocate resources based on segment operating profit or loss because (1) our flight schedules are designed to maximize passenger revenue, (2) much of the operations of the two segments are substantially integrated (for example, airport operations, sales and marketing, scheduling and ticketing), and (3) management decisions are based on their anticipated impact on the overall network, not on one individual segment.

Statistical Information.  Certain statistical information for our segments' operations for the three months ended June 30 is as follows:

			Increase
	2009	2008	(Decrease)

Mainline Operations:
Passengers (thousands)	11,876	13,000	(8.6)%
Revenue passenger miles (millions)	20,772	22,017	(5.7)%
Available seat miles (millions)	24,963	26,933	(7.3)%
Cargo ton miles (millions)	219	263	(16.7)%
Passenger load factor:
Mainline	83.2%	81.7%	1.5 pts.
Domestic	86.4%	84.7%	1.7 pts.
International	80.2%	78.8%	1.4 pts.

Passenger revenue per available seat mile (cents)	9.21	11.08	(16.9)%
Total revenue per available seat mile (cents)	10.59	12.49	(15.2)%
Average yield per revenue passenger mile (cents)	11.07	13.55	(18.3)%
Average fare per revenue passenger	$195.82	$231.94	(15.6)%

Cost per available seat mile, including special charges (cents)	10.85	12.45	(12.9)%
Special charges per available seat miles (cents)	0.18	0.16	NM

Average price per gallon of fuel, including fuel taxes	$2.08	$3.45	(39.7)%
Fuel gallons consumed (millions)	358	395	(9.4)%

Aircraft in fleet at end of period (1)	351	375	(6.4)%
Average length of aircraft flight (miles)	1,551	1,497	3.6%
Average daily utilization of each aircraft (hours)	10:46	11:34	(7.0)%

Regional Operations:
Passengers (thousands)	4,472	4,962	(9.9)%
Revenue passenger miles (millions)	2,394	2,729	(12.3)%
Available seat miles (millions)	3,044	3,450	(11.8)%
Passenger load factor	78.7%	79.1%	(0.4) pts.
Passenger revenue per available seat mile (cents)	15.35	19.31	(20.5) %
Average yield per revenue passenger mile (cents)	19.51	24.41	(20.1)%
Aircraft in fleet at end of period (1)	266	278	(4.3)%
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

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$2,644	$3,365	$(721)	(21.4)%

Operating Expenses:
Aircraft fuel and related taxes	743	1,363	(620)	(45.5)%
Wages, salaries and related costs	757	689	68	9.9%
Aircraft rentals	157	167	(10)	(6.0)%
Landing fees and other rentals	189	194	(5)	(2.6)%
Maintenance, materials and repairs	161	167	(6)	(3.6)%
Distribution costs	128	164	(36)	(22.0)%
Depreciation and amortization	115	105	10	9.5%
Passenger services	89	102	(13)	(12.7)%
Special charges	44	43	1	NM
Other	325	359	(34)	(9.5)%
	2,708	3,353	(645)	(19.2)%

Operating Income (Loss)	$ (64)	$ 12	$ (76)	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$482	$679	$(197)	(29.0)%

Operating Expenses:
Aircraft fuel and related taxes	148	290	(142)	(49.0)%
Wages, salaries and related costs	42	15	27	180.0%
Aircraft rentals	78	79	(1)	(1.3)%
Regional capacity purchase, net	217	299	(82)	(27.4)%
Landing fees and other rentals	27	16	11	68.8%
Distribution costs	22	30	(8)	(26.7)%
Depreciation and amortization	3	3	-	-
Passenger services	7	5	2	40.0%
Special charges	-	15	(15)	NM
Other	28	10	18	180.0%
	572	762	(190)	(24.9)%

Operating Loss	$(90)	$ (83)	$ 7	8.4%

             The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.  The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of wages, salaries and related costs, landing fees and other rentals, passenger services and other operating expenses.  These expenses increased for the regional segment due to changes in how certain costs are handled under our capacity purchase agreement with ExpressJet effective July 1, 2008.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the six months ended June 30 is as follows:

	2009	2008	% Increase (Decrease)

Passengers (thousands)	30,756	34,401	(10.6)%
Revenue passenger miles (millions)	42,956	47,025	(8.7)%
Available seat miles (millions)	54,331	58,759	(7.5)%
Passenger load factor	79.1%	80.0%	(0.9) pts.
Passenger revenue per available seat mile (cents)	9.91	11.70	(15.3)%
Average yield per revenue passenger mile (cents)	12.53	14.62	(14.3)%
Average price per gallon of fuel, including fuel taxes	$1.95	$3.14	(37.9)%
Fuel gallons consumed (millions)	833	929	(10.3)%

Results of Operations.  We recorded a net loss of $349 million in the first six months of 2009 as compared to an $87 million net loss in the first six months of 2008.  We consider a key measure of our performance to be operating loss, which was $208 million for the first six months of 2009, as compared to a $137 million net loss in the first six months of 2008.  Significant components of our consolidated operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$6,087	$7,614	$(1,527)	(20.1)%
Operating Expenses	6,295	7,751	(1,456)	(18.8)%
Operating Loss	(208)	(137)	71	51.8%
Nonoperating Income (Expense)	(141)	(40)	(101)	NM
Income Tax Benefit	-	90	(90)	(100.0)%

Net Loss	$ (349)	$ (87)	$ 262	NM

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the six months ended June 30, 2009 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in June 30, 2009 YTD vs June 30, 2008 YTD
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$2,238	(21.7)%	(12.3)%	(10.8)%
Trans-Atlantic	1,052	(25.5)%	(19.7)%	(7.2)%
Latin America	765	(14.7)%	(13.2)%	(1.8)%
Pacific	443	(10.9)%	(11.7)%	0.9%
Total Mainline	4,498	(20.6)%	(14.2)%	(7.5)%

Regional	886	(26.7)%	(20.2)%	(8.1)%

Total	5,384	(21.7)%	(15.3)%	(7.5)%

Cargo	167	(34.3)%
Other	536	10.1%

Operating Revenue	$6,087	(20.1)%

Passenger revenue decreased significantly in the first half of 2009 as compared to the first half of 2008 due to reduced traffic, less capacity and lower RASM.  The reduced traffic and lower RASM reflects lower fares and less high yield business traffic attributable to the global recession.  The decline in demand has disproportionately reduced the volume of high yield traffic, as many business travelers are either curtailing their travel or purchasing lower yield economy tickets.

Cargo revenue decreased due to lower fuel surcharge rates and a decreased freight volume.  Other revenue increased due to the implementation of new fees for checking bags in 2008 and a change in how certain costs are handled under our capacity purchase agreement with ExpressJet, offset by a reduction in sublease income received from ExpressJet and decreased revenue associated with sales of mileage credits in our OnePass frequent flyer program.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the six months ended June 30 (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$1,626	$2,915	$(1,289)	(44.2)%
Wages, salaries and related costs	1,564	1,432	132	9.2%
Aircraft rentals	472	493	(21)	(4.3)%
Regional capacity purchase, net	431	591	(160)	(27.1)%
Landing fees and other rentals	425	418	7	1.7%
Maintenance, materials and repairs	314	326	(12)	(3.7)%
Distribution costs	307	375	(68)	(18.1)%
Depreciation and amortization	229	215	14	6.5%
Passenger services	183	203	(20)	(9.9)%
Special charges	48	50	(2)	NM
Other	696	733	(37)	(5.0)%
	$6,295	$7,751	$(1,456)	(18.8)%

Operating expenses decreased 18.8% primarily due to the following:

•
Aircraft fuel and related taxes decreased due to a 37.9% decrease in consolidated jet fuel prices and decreased flying.  Our average jet fuel price per gallon including related taxes decreased to $1.95 in the first half of 2009 from $3.14 in the first half of 2008.  Our average jet fuel price includes losses related to our fuel hedging program of $0.42 per gallon in the first half of 2009, compared to gains of $0.12 per gallon in the first half of 2008.

•
Wages, salaries and related costs increased primarily due to higher wage rates for certain workgroups offset by a 6% reduction in the number of employees in connection with capacity reductions in September 2008.  Expenses in the first half of 2009 also include $83 million of higher pension expense resulting from lower returns on plan assets.

•
Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in the second half of 2008 and the first half of 2009.  New aircraft delivered in 2008 and the first half of 2009 were purchased, with the related expense being reported in depreciation and amortization.

•
Regional capacity purchase, net, includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  The net amounts consisted of the following for the six months ended June 30 (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Capacity purchase expenses	$431	$ 713	$(282)	(39.6)%
Aircraft sublease income	-	(122)	(122)	(100.0)%
Regional capacity purchase, net	$431	$ 591	$(160)	(27.1)%

Capacity purchase expenses decreased due to rate reductions in conjunction with our amended capacity purchase agreement with ExpressJet effective July 1, 2008 and capacity reductions.  There was no aircraft sublease income in the six months ended June 30, 2009 because ExpressJet no longer pays sublease rent for aircraft operated on our behalf.  Sublease income of $11 million and $52 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement with ExpressJet for the six months ended June 30, 2009 and 2008, respectively, is recorded as other revenue.

•	Distribution costs decreased due to lower credit card discount fees, booking fees and travel agency commissions, all of which resulted from decreased passenger revenue.

•
Passenger services expenses decreased due to fewer meals and beverages in the first half of 2009 compared to the first half of 2008, resulting from the decreased demand for air travel in the weak economy.

•
Special charges (credits) in the first six months of 2009 include $31 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets, an $8 million non-cash charge related to the disposition of three 737-300 aircraft, a $4 million charge for future lease and other related costs on a permanently grounded Boeing 737-300 aircraft and a $4 million non-cash charge to write off certain obsolete spare parts.

Special charges in the first six months of 2008 include $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets and a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value, partially offset by $18 million of gains on the sale of five owned Boeing 737-500 aircraft.  We received proceeds of $68 million on the sale of these aircraft.  Other special charges in the first six months of 2008 include $17 million of charges related to contract settlements with regional carriers and unused facilities.

•
Other operating expenses decreased due to insurance settlements received in 2009 related to Hurricane Ike, reduced technology expenses resulting from new contracts, lower expense due to station closings, the impact on certain expenses of more favorable foreign currency exchange rates, lower OnePass reward expenses and lower ground handling, security and outside services costs as a result of capacity reductions, partially offset by increases in expenses resulting from changes in how certain costs are handled under our capacity purchase agreement with ExpressJet and foreign currency exchange losses.

Nonoperating Income (Expense).  Total nonoperating expense increased $101 million in the first half of 2009 compared to the first half of 2008 due to the following:

•	Net interest expense increased $30 million primarily as a result of lower interest income.

•	Gain on sale of investments in 2008 consisted of $78 million related to the sale of our remaining interests in Copa.

•	Other-than-temporary impairment losses on investments were $29 million in the first half of 2008, reflecting the decline in value of student loan-related auction rate securities.

•
Other nonoperating income (expense) included fuel hedge ineffectiveness gains of $6 million and $33 million in the first half of 2009 and 2008, respectively.  This ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.  As a result, our pre-tax losses for the first half of 2009 were not reduced by any tax benefit.

Segment Results of Operations

Statistical Information.  Certain statistical information for our segments' operations for the six months ended June 30 is as follows:

			Increase
	2009	2008	(Decrease)

Mainline Operations:
Passengers (thousands)	22,438	25,196	(10.9)%
Revenue passenger miles (millions)	38,462	41,940	(8.3)%
Available seat miles (millions)	48,316	52,211	(7.5)%
Cargo ton miles (millions)	420	524	(19.8)%
Passenger load factor:
Mainline	79.6%	80.3%	(0.7) pts.
Domestic	83.2%	83.4%	(0.2) pts.
International	76.2%	77.3%	(1.1) pts.

Passenger revenue per available seat mile (cents)	9.31	10.85	(14.2)%
Total revenue per available seat mile (cents)	10.71	12.22	(12.4)%
Average yield per revenue passenger mile (cents)	11.69	13.50	(13.4)%
Average fare per revenue passenger	$202.48	$227.07	(10.8)%

Cost per available seat mile, including special charges (cents) (1)	10.71	12.13	(11.7)%
Special charges per available seat miles (cents)	0.10	0.06	NM

Average price per gallon of fuel, including fuel taxes	$1.96	$3.13	(37.4)%
Fuel gallons consumed (millions)	692	769	(10.0)%

Aircraft in fleet at end of period (1)	351	375	(6.4)%
Average length of aircraft flight (miles)	1,527	1,477	3.4%
Average daily utilization of each aircraft (hours)	10:34	11:23	(7.1)%

Regional Operations:
Passengers (thousands)	8,318	9,205	(9.6)%
Revenue passenger miles (millions)	4,494	5,085	(11.6)%
Available seat miles (millions)	6,015	6,548	(8.1)%
Passenger load factor	74.7%	77.7%	(3.0) pts.
Passenger revenue per available seat mile (cents)	14.74	18.47	(20.2)%
Average yield per revenue passenger mile (cents)	19.72	23.78	(17.1)%
Aircraft in fleet at end of period (1)	266	278	(4.3)%
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

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$5,173	$6,380	$(1,207)	(18.9)%

Operating Expenses:
Aircraft fuel and related taxes	1,353	2,411	(1,058)	(43.9)%
Wages, salaries and related costs	1,480	1,402	78	5.6%
Aircraft rentals	315	336	(21)	(6.3)%
Landing fees and other rentals	373	387	(14)	(3.6)%
Maintenance, materials and repairs	314	326	(12)	(3.7)%
Distribution costs	263	320	(57)	(17.8)%
Depreciation and amortization	223	209	14	6.7%
Passenger services	171	194	(23)	(11.9)%
Special charges	48	35	13	NM
Other	633	712	(79)	(11.1)%
	5,173	6,332	(1,159)	(18.3)%

Operating Income	$ -	$ 48	$ (48)	(100.0)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$ 914	$1,234	$(320)	(25.9)%

Operating Expenses:
Aircraft fuel and related taxes	273	504	(231)	(45.8)%
Wages, salaries and related costs	84	30	54	180.0%
Aircraft rentals	157	157	-	-
Regional capacity purchase, net	431	591	(160)	(27.1)%
Landing fees and other rentals	52	31	21	67.7%
Distribution costs	44	55	(11)	(20.0)%
Depreciation and amortization	6	6	-	-
Passenger services	12	9	3	33.3%
Special charges	-	15	(15)	NM
Other	63	21	42	200.0%
	1,122	1,419	(297)	(20.9)%

Operating Loss	$ (208)	$ (185)	$ 23	12.4%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.  The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of wages, salaries and related costs, landing fees and other rentals, passenger services and other operating expenses.  These expenses increased for the regional segment due to changes in how certain costs are handled under our capacity purchase agreement with ExpressJet effective July 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2009, we had $2.8 billion in unrestricted cash, cash equivalents and short-term investments, which is $125 million higher than at December 31, 2008.  At June 30, 2009, we also had $167 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.  Restricted cash, cash equivalents and short-term investments at December 31, 2008 totaled $190 million.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At June 30, 2009, we had approximately $5.9 billion of debt and capital lease obligations, including $2.5 billion that will come due by the end of 2011 (consisting of $0.4 billion during the six months ending December 31, 2009, $1.0 billion during 2010 and $1.1 billion during 2011).  In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.  To meet these obligations, we must access the global markets for capital and/or achieve and sustain profitability.  Historically, we have obtained financing for many of these debt obligations and capital commitments, particularly the acquisition of aircraft and spare engines.

We do not currently have any undrawn lines of credit or revolving credit facilities and most of our otherwise readily financeable assets are encumbered.  The global economic recession has severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  Although access to the capital markets has improved over the past several months, if economic conditions worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.  As a result, further worsening or disruption of the global capital markets could have a material adverse effect on our results of operations and financial condition.

Sources and Uses of Cash

Operating Activities.  Cash flows provided by operations for the six months ended June 30, 2009 were $359 million compared to $467 million in the same period in 2008.  The decrease in cash flows is the result of the significant drop in revenue in 2009, partially offset by lower fuel costs.  Our operating loss was $71 million higher in the first six months of 2009 than in the comparable period of 2008.

Investing Activities.  Cash flows provided by (used in) investing activities for the six months ended June 30 were as follows (in millions):

	2009	2008	Change

Capital expenditures	$(147)	$(293)	$ 146
Aircraft purchase deposits refunded, net	17	56	(39)
Proceeds from sales of short-term investments, net	233	82	151
Proceeds from sales of property and equipment	7	74	(67)
Decrease (increase) in restricted cash, cash equivalents and short-term investments, net	23	(21)	44
Proceeds from sale of Copa stock	-	149	(149)
Proceeds from sales of investments	1	21	(20)
Other	(3)	-	(3)
	$ 131	$ 68	$ 63

Capital expenditures decreased during the six months ended June 30, 2009 from the corresponding prior year period primarily due to our efforts to reduce expenditures and conserve cash in light of current economic conditions and payments of $93 million to acquire slots at London’s Heathrow Airport in the first six months of 2008.
We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of June 30, 2009, we had firm commitments to purchase 83 new Boeing aircraft scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.3 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of June 30, 2009.

Projected net capital expenditures for 2009 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$ 190
Non-fleet	120
Spare parts and capitalized interest	56
Total	$ 366
Aircraft purchase deposits refunded	(30)
Projected net capital expenditures	$ 336

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

Net purchase deposits refunded were lower in the first half of 2009 as the result of fewer aircraft deliveries in the first half of 2009 than in the first half of 2008.

Proceeds from sales of short-term investments were higher in the first six months of 2009 than in the first six months of 2008 due to the conversion of short-term investments to cash and cash equivalents.

We sold five Boeing 737-500 aircraft during the first half of 2008 and received cash proceeds of $68 million.  We have agreements to sell a total of 12 Boeing 737-500 aircraft to two foreign buyers.  The buyers of these aircraft have requested, and in some cases we have agreed to, a delay in the delivery dates for the aircraft.  These pending transactions are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be further delays in deliveries or that the closing of these transactions will occur.  We hold cash deposits that secure the buyers' obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contracts if the buyers do not take delivery of the aircraft when required.

Financing Activities.  Cash flows provided by (used in) financing activities for the six months ended June 30 were as follows (in millions):

	2009	2008	Change

Payments on long-term debt and capital lease obligations	$(169)	$ (267)	$ 98
Proceeds from issuance of long-term debt	30	483	(453)
Proceeds from public offering of common stock	-	162	(162)
Proceeds from issuance of common stock pursuant to stock plans	5	8	(3)
	$(134)	$ 386	$(520)

Cash flows used in financing activities were reduced by lower proceeds from issuances of debt, partially offset by lower repayments of debt.  Debt issuances in the first six months of 2008 included a $235 million advance purchase of frequent flyer mileage credits for the year 2016 and $113 million borrowed under a loan facility to finance a portion of aircraft pre-delivery payment requirements.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied this financing to 30 Boeing aircraft delivered to us in 2008 and 2009 and recorded related debt of $1.1 billion, including $121 million recorded in the first half of 2009 and $689 million recorded in the first half of 2008.

During the first half of 2009, we entered into a loan agreement under which we borrowed $106 million.  This floating rate indebtedness is secured by three new Boeing 737-900ER aircraft and one refinanced Boeing 737-800 aircraft.  The loan agreement also provides for additional borrowings related to the refinancing of one Boeing 737-800 aircraft in August 2009.

In July 2009, we obtained additional financing totaling $58 million for two additional new Boeing 737-900ER aircraft, one of which was delivered to us and financed under this arrangement in July 2009.

On July 1, 2009, we obtained financing for 12 currently owned Boeing aircraft and five new Boeing 737-900ERs, which we expect to be delivered to us by the end of 2009.  A pass-through trust raised $390 million through the issuance of a single class of pass-through certificates bearing interest at 9%.  The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we issue equipment notes to the trust, which will purchase such notes with a portion of the escrowed funds.  The equipment notes issued with respect to the 12 currently owned aircraft will generate $249 million in cash for our general corporate purposes and the other equipment notes issued will generate $141 million to finance the purchase of the five new aircraft.  These escrowed funds are not guaranteed by us.  We will record the principal amount of the equipment notes that we issue as debt on our consolidated balance sheet.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in January 2010 and will end in July 2016.  Additionally, the certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

We also have backstop financing available for the two Boeing 777-200ER aircraft and 12 Boeing 737 aircraft scheduled for delivery in 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures.  We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover for any resulting losses incurred by the manufacturer.

In June 2008, we completed a public offering of 11 million shares of Class B common stock at a price to the public of $14.80 per share, raising net proceeds of $162 million for general corporate purposes.

Other Liquidity Matters

See the indicated notes to our consolidated financial statements contained in Item 1 of this report for the following other matters affecting our liquidity.

Investment in student loan-related auction rate securities	Note 5
Fuel hedges	Note 6
Pension obligations	Note 10
Credit card processing agreements	Note 15
Credit ratings	Note 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

           There have been no material changes in market risk from the information provided in Exhibit 99.3, “Quantitative and Qualitative Disclosures About Market Risk (adjusted to reflect the retrospective application of FSP APB 14-1 and certain reclassifications related to fuel and related taxes)” to our Current Report on Form 8-K dated April 24, 2009, except as follows:

Aircraft Fuel.  As of June 30, 2009, our projected consolidated fuel requirements for the remainder of 2009 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

WTI crude oil collars	6%	$3.21	6%	$2.40
WTI crude oil swaps	5	1.33	5	1.33
Total	11%		11%

As of June 30, 2009, we had not hedged any of our fuel requirements beyond 2009.

At June 30, 2009, our fuel derivatives were in a net liability position of $17 million (before consideration of collateral posted with counterparties) resulting from the recent substantial decline in crude oil prices.  Our fuel derivatives are reported at fair value in either prepayments and other current assets or accrued other current liabilities, depending on whether the individual contracts are in an asset or liability position.  We estimate that a 10% decrease in the price of crude oil at June 30, 2009 would increase our net obligation related to the fuel derivatives outstanding at that date by approximately $11 million.

Because our fuel hedges were in a net liability position at June 30, 2009 resulting from the significant decline in crude oil prices during the last six months of 2008, we posted cash collateral with our counterparties totaling $32 million and granted liens in favor of a counterparty on one Boeing 777-200 aircraft and one Boeing 757-200 aircraft in lieu of posting up to an additional $25 million in cash.  In July 2009, we posted cash collateral with that counterparty, resulting in the release of the liens on the aircraft.   As of July 21, 2009, our total collateral posted with fuel hedge counterparties consisted of $18 million in cash.  The cash posted as collateral is reported in prepayments and other current assets in our consolidated balance sheets.

Foreign Currency.  At June 30, 2009, we had forward contracts outstanding to hedge the following cash inflows for the remainder of 2009 (primarily from passenger ticket sales) in foreign currencies:

•	45% of our projected Japanese yen-denominated cash inflows
•	8% of our euro-denominated cash inflows

As of June 30, 2009, we had not hedged any of our foreign currency cash flows beyond 2009.

At June 30, 2009, the fair value of our foreign currency hedges was $1 million and is included in prepayments and other current assets in our consolidated balance sheet.  We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at June 30, 2009 (in millions):

	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

Japanese yen	$7	$(16)	$(9)
Euro	1	(16)	(15)

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  They concluded that the controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that the information required to be disclosed by Continental in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Part 1, Item 1A, “Risk Factors,” of our 2008 Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2008 Form 10-K and subsequent quarterly and current reports filed with the SEC.  The risks described in this report and in our 2008 Form 10-K are not the only risks facing Continental.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

Risk Factors Relating to the Company

We have decided to change our global airline alliance, which involves significant transition and integration risks.  During 2008, we entered into framework agreements with United, Lufthansa and Air Canada, each a member of Star Alliance, pursuant to which we are winding down and exiting our participation in our current alliance, SkyTeam, and plan to join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance.  This change from SkyTeam to Star Alliance involves significant transition and integration risks, both because we are required to end our participation in SkyTeam and wind down our existing SkyTeam relationships prior to our being able to participate in Star Alliance and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new alliance) in connection with these changes.  The significant transition and integration risks include:

•
an inability to join or a delay in joining Star Alliance due to lack of applicable approvals or difficulty in satisfying entrance requirements, including the requirement that we enter into certain bilateral agreements with each member of Star Alliance;

•
significant revenue dilution as we wind down our participation in SkyTeam and/or insufficient, or delay in receipt of, revenue from our participation in Star Alliance, including an inability to maintain our key customer and business relationships as we transition to Star Alliance; and

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

Risks Factors Relating to the Airline Industry

Expanded government regulation could further increase our operating costs and restrict our ability to conduct our business.  Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and can adversely affect us.  Additional laws, regulations, airport rates and charges and growth constraints have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  In addition, to address concerns about airport congestion, the FAA has designated certain airports, including New York Liberty, Kennedy and LaGuardia as “high density traffic airports,” and has imposed operating restrictions at these three airports, including recent additional capacity reductions at LaGuardia.  In addition, the FAA has designated New York Liberty and Kennedy as Level 3 Coordinated Airports under the International Air Transport Association Worldwide Scheduling Guidelines, which requires us to participate in seasonal FAA procedures for capacity allocation and schedule coordination for New York Liberty and to have slots to operate at that airport.  Although we do not believe that these current operating restrictions will have a material adverse effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or allocations or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators, which could have a material adverse effect on us.

Additional restrictions on airline routes and takeoff and landing slots have been or may be proposed that could affect rights of ownership and transfer.  For example, although currently not effective because of a court order and subject to the FAA’s proposed withdrawal, the FAA has issued rules that continue the FAA requirement to have a slot for arrival or departure at New York Liberty, Kennedy and LaGuardia through 2019.  These rules provide that the FAA would withdraw and auction to the highest bidder annually through 2013 a portion of each airline's slots at New York Liberty, Kennedy and LaGuardia.  Joined by our airline trade association, the Air Transport Association, and the Port Authority of New York and New Jersey, which operates New York Liberty, Kennedy and LaGuardia, we have challenged the legality of the FAA withdrawal of slots from airlines for non-operational reasons and the slot auction in the U.S. Court of Appeals for the D.C. Circuit.  The court has ordered the FAA not to implement the rules while our challenge is pending, so the rules have not become effective and no slot withdrawals or auctions have occurred under such rules.  Moreover, the FAA has proposed to withdraw these rules and has invited public comment on its proposal.  We cannot provide any assurances that we will prevail in this challenge, but we expect that the FAA will adopt its proposal to withdraw these rules, which will obviate the need to challenge them further.  Withdrawal and auctioning to the highest bidder of our slots could have a material adverse effect on us by causing us to incur substantial costs to successfully bid for them or by reducing our slot portfolio, requiring us to terminate flights associated with these slots and increasing our costs to operate at these airports.

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

Further, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available.  We cannot provide assurance that laws or regulations enacted in the future will not have a significant adverse affect on us.

Public health threats affecting travel behavior could have a material adverse effect on the industry.  Public health threats, such as the H1N1 flu virus, the bird flu, Severe Acute Respiratory Syndrome (SARs) and other highly communicable diseases, outbreaks of which have occurred in various parts of the world in which we operate, could have a significant adverse impact on our operations and the worldwide demand for air travel.  Travel restrictions or operational problems, such as quarantining of personnel or inability to access our facilities or aircraft, in any part of the world in which we operate or any reduction in the demand for air travel caused by public health threats in the future, could materially adversely affect our operations and financial results.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Submission of Matters to a Vote of Security Holders.

Continental's Annual Meeting of Stockholders was held on June 10, 2009.  The following individuals were elected to Continental's Board of Directors to hold office until the next annual meeting of stockholders.

NOMINEE	VOTES FOR	VOTES WITHHELD

Kirbyjon H. Caldwell	86,459,465	14,790,583
Lawrence W. Kellner	88,924,629	12,325,419
Douglas H. McCorkindale	88,726,267	12,523,781
Henry L. Meyer III	86,576,289	14,673,759
Oscar Munoz	87,902,923	13,347,125
Jeffery A. Smisek	88,944,439	12,305,609
Karen Hastie Williams	54,142,431	47,107,617
Ronald B. Woodard	87,676,178	13,573,870
Charles A. Yamarone	86,434,972	14,815,076

A proposal to amend our 2004 Employee Stock Purchase Plan to (i) authorize the sale of an additional 3.5 million shares of our common stock under the plan and (ii) extend the term of the plan to December 31, 2019, was approved by stockholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES

72,918,619	466,161	1,579,032	26,286,236

A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2009 was approved by the stockholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING

100,411,268	541,514	297,266

A stockholder proposal related to discontinuing stock option grants to senior executives was rejected by the stockholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES

2,586,345	70,508,527	1,868,939	26,286,237

A stockholder proposal related to reincorporating in North Dakota was rejected by the stockholders as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES

11,218,126	63,293,102	452,584	26,286,236

Item 5.  Other Information.

On July 21, 2009, we announced plans to eliminate approximately 1,700 positions across the company.  In connection with these plans, we anticipate that we will record charges for severance and other termination costs in the third quarter of 2009.  We are not able to estimate the amount of these charges at this time.

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

3.2	Amended and Restated Bylaws of Continental, effective as of June 10, 2009 – incorporated by reference to Exhibit 3.2 to Continental’s Current Report on Form 8-K dated June 10, 2009 (File no. 1-10323).

10.1	Amendment No. 2, dated March 25, 2009, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport.

10.2	Amendment No. 3, dated April 3, 2009, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport.

10.3
Supplemental Agreement No. 48, dated as of January 29, 2009, to Purchase Agreement No. 1951 (“P.A. 1951”), dated July 23, 1996, between Continental and The Boeing Company (“Boeing”) relating to the purchase of Boeing 737 aircraft.  (1)

10.4	Supplemental Agreement No. 49, dated as of May 1, 2009, to P.A. 1951. (1)

10.5
Supplemental Agreement No. 15, dated as of October 15, 2008, to Purchase Agreement No. 2061 (“P.A. 2061”), dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft.  (1)

10.6	Supplemental Agreement No. 16, dated as of May 1, 2009, to P.A. 2061. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.
Registrant

Date: July 21, 2009	by:	/s/ Chris Kenny
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

3.2	Amended and Restated Bylaws of Continental, effective as of June 10, 2009 – incorporated by reference to Exhibit 3.2 to Continental’s Current Report on Form 8-K dated June 10, 2009 (File no. 1-10323).

10.1	Amendment No. 2, dated March 25, 2009, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport.

10.2	Amendment No. 3, dated April 3, 2009, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport.

10.3
Supplemental Agreement No. 48, dated as of January 29, 2009, to Purchase Agreement No. 1951 (“P.A. 1951”), dated July 23, 1996, between Continental and The Boeing Company (“Boeing”) relating to the purchase of Boeing 737 aircraft.  (1)

10.4	Supplemental Agreement No. 49, dated as of May 1, 2009, to P.A. 1951. (1)

10.5
Supplemental Agreement No. 15, dated as of October 15, 2008, to Purchase Agreement No. 2061 (“P.A. 2061”), dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft.  (1)

10.6	Supplemental Agreement No. 16, dated as of May 1, 2009, to P.A. 2061. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.