Form 10-Q
period 2009-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2009-10-21
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

As of October 20, 2009, 138,452,052 shares of Class B common stock of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data) (Unaudited)
(2008 As Adjusted (Note 1))

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Revenue:
Passenger (excluding fees and taxes of $397, $402, $1,121, and $1,186, respectively)	$2,947	$3,760	$8,331	$10,633
Cargo	92	129	259	383
Other	278	267	814	755
Total Operating Revenue	3,317	4,156	9,404	11,771

Operating Expenses:
Aircraft fuel and related taxes	881	1,807	2,507	4,722
Wages, salaries and related costs	794	765	2,358	2,197
Aircraft rentals	233	244	705	736
Landing fees and other rentals	222	225	647	643
Regional capacity purchase, net	211	247	641	838
Distribution costs	160	182	467	558
Maintenance, materials and repairs	159	152	473	478
Depreciation and amortization	124	112	353	327
Passenger services	99	113	282	315
Special charges	20	91	68	141
Other	353	370	1,050	1,105
Total Operating Expenses	3,256	4,308	9,551	12,060

Operating Income (Loss)	61	(152)	(147)	(289)

Nonoperating Income (Expense):
Interest expense	(91)	(95)	(274)	(279)
Interest capitalized	8	8	25	25
Interest income	2	16	10	56
Gain on sale of investments	-	-	-	78
Other-than-temporary impairment losses on investments	-	-	-	(29)
Other, net	2	(27)	19	11
Total Nonoperating Income (Expense)	(79)	(98)	(220)	(138)

Loss before Income Taxes	(18)	(250)	(367)	(427)

Income Tax Benefit	-	20	-	110

Net Loss	$(18)	$(230)	$(367)	$(317)

Basic and Diluted Loss per Share	$(0.14)	$(2.09)	$(2.91)	$(3.08)

Shares Used for Basic and Diluted Computation	132	110	126	103

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(2008 As Adjusted (Note 1))

	September 30,	December 31,	September 30,
ASSETS	2009	2008	2008
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$2,313	$2,165	$2,411
Short-term investments	229	478	475
Total unrestricted cash, cash equivalents and short-term investments	2,542	2,643	2,886

Restricted cash, cash equivalents and short-term investments	164	190	164
Accounts receivable, net	549	453	652
Spare parts and supplies, net	245	235	311
Deferred income taxes	180	216	217
Prepayments and other	435	610	483
Total current assets	4,115	4,347	4,713

Property and Equipment:
Owned property and equipment:
Flight equipment	8,807	8,446	8,170
Other	1,755	1,694	1,673
Flight equipment and other	10,562	10,140	9,843
Less: Accumulated depreciation	3,444	3,229	3,061
Owned property and equipment, net	7,118	6,911	6,782

Purchase deposits for flight equipment	226	275	319

Capital leases	195	194	190
Less: Accumulated amortization	60	53	51
Capital leases, net	135	141	139
Total property and equipment, net	7,479	7,327	7,240

Routes and airport operating rights, net	794	804	785
Investment in student loan-related auction rate securities, long-term	-	-	130
Other assets, net	208	208	194

Total Assets	$12,596	$12,686	$13,062

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)
(2008 As Adjusted (Note 1))

LIABILITIES AND	September 30,	December 31,	September 30,
STOCKHOLDERS' EQUITY	2009	2008	2008
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$734	$519	$717
Accounts payable	911	1,021	945
Air traffic and frequent flyer liability	1,936	1,881	2,374
Accrued payroll	405	345	380
Accrued other liabilities	279	708	499
Total current liabilities	4,265	4,474	4,915

Long-Term Debt and Capital Leases	5,290	5,353	5,160

Deferred Income Taxes	180	216	217

Accrued Pension Liability	1,368	1,417	564

Accrued Retiree Medical Benefits	241	234	246

Other Liabilities	806	869	849

Commitments and Contingencies

Stockholders' Equity:
Class B common stock - $.01 par, 400,000,000 shares authorized;138,117,042, 123,264,534 and 110,243,176 issued	1	1	1
Additional paid-in capital	2,210	2,038	1,836
Retained earnings (accumulated deficit)	(527)	(160)	109
Accumulated other comprehensive loss	(1,238)	(1,756)	(835)
Total stockholders' equity	446	123	1,111
Total Liabilities and Stockholders' Equity	$12,596	$12,686	$13,062

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(2008 As Adjusted (Note 1))

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(367)	$(317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	353	327
Special charges	68	141
Gain on sale of investments	-	(78)
Other-than-temporary impairment losses on investments	-	29
Stock-based compensation related to equity awards	7	13
Deferred income tax benefit	-	(110)
Other adjustments, net	35	20
Changes in operating assets and liabilities	91	(22)
Net cash provided by operating activities	187	3

Cash Flows from Investing Activities:
Capital expenditures	(301)	(281)
Aircraft purchase deposits refunded, net	42	61
Proceeds from sales of short-term investments, net	256	93
Proceeds from sales of property and equipment	46	76
Decrease (increase) in restricted cash, cash equivalents and short-term investments	26	(62)
Proceeds from sale of Copa Holdings, S.A. stock	-	149
Proceeds from sales of other long-term investments	-	22
Expenditures for airport operating rights	(22)	(109)
Other cash flows from investing activities	(3)	-
Net cash provided by (used in) investing activities	44	(51)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(542)	(341)
Proceeds from issuance of long-term debt	295	497
Proceeds from public offering of common stock	158	162
Proceeds from issuance of common stock pursuant to stock plans	6	13
Net cash (used in) provided by financing activities	(83)	331

Net Increase in Cash and Cash Equivalents	148	283

Cash and Cash Equivalents - Beginning of Period	2,165	2,128

Cash and Cash Equivalents - End of Period	$2,313	$2,411

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$370	$865
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

We have evaluated subsequent events through October 21, 2009, which is the date these financial statements were issued.

NOTE 1 – ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Codification.  Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Convertible Debt.  On January 1, 2009, we adopted the Cash Conversion Subsections of ASC Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion” (“Cash Conversion Subsections”), which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The Cash Conversion Subsections require issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The Cash Conversion Subsections require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

The Cash Conversion Subsections require retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of the Cash Conversion Subsections affects the accounting for our 5% Convertible Notes issued in 2003 and due 2023 (the “5% Convertible Notes”).  The retrospective application of this guidance affects years 2003 through 2008.  Income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.

The following table sets forth the effect of the retrospective application of the Cash Conversion Subsections on certain previously reported line items (in millions, except per share data):

Consolidated Statements of Operations:
	Three Months ended September 30, 2008		Nine Months ended September 30, 2008
	Originally Reported	As Adjusted	Originally Reported	As Adjusted

Interest expense	$(93)	$(95)	$(271)	$(279)
Income tax benefit	12	20	100	110
Net loss	(236)	(230)	(319)	(317)

Basic and Diluted Loss per Share	$(2.14)	$(2.09)	$(3.11)	$(3.08)

Consolidated Balance Sheet:
	December 31, 2008		September 30, 2008
	Originally Reported	As Adjusted	Originally Reported	As Adjusted

Long-term debt and capital leases	$5,371	$5,353	$5,181	$5,160
Additional paid-in capital	1,997	2,038	1,795	1,836
Retained earnings (accumulated deficit)	(137)	(160)	129	109
Total stockholders’ equity	105	123	1,090	1,111

Fair Value.  In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance is contained in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  In February 2008, the FASB deferred the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  We adopted the deferred provisions of ASC Topic 820 on January 1, 2009. Application of the new rules will affect our annual impairment testing for our international routes and airport operating rights, which we perform as of October 1 of each year.  Routes, which are indefinite-lived intangible assets, represent the right to fly between cities in the United States and foreign countries.  In prior years, we determined the fair value of each route by modeling the expected future discounted cash flows.  If the calculated fair value was lower than the carrying value of a route, an impairment loss would have been recognized for the difference between the two amounts.  With the adoption of new accounting rules, fair value is now determined as an exit price, representing the price that would be received in an orderly transaction between market participants based on the highest and best use of the asset, rather than as the result of an internally-generated cash flow analysis.  Certain of our international routes are to countries that are subject to “open skies” agreements, meaning that all carriers have access to any destination in that country.  In these cases, if there are no significant barriers to new entrants to serve the international destination, such as airport slot restrictions or gate availability, there is no market for the route asset and, therefore, it has no fair value under the new definition of fair value.  We are currently evaluating the requirements of the pronouncement and anticipate that we will record a non-cash special charge in the fourth quarter of 2009 to write off certain of our international routes.  However, we do not expect the charge to have a material effect on our consolidated financial statements.  The routes expected to be written off are not pledged as collateral under our debt agreements.  Therefore, our compliance with our debt agreements will not be affected by this new guidance.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance with ASC Topic 820.  The additional guidance addresses determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  We adopted the provisions of this guidance for the quarter ended June 30, 2009.  The adoption did not have a material effect on our consolidated financial statements.

Other-Than-Temporary Impairments.  In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities, as well as financial statement presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  We adopted the provisions of this guidance for the quarter ended June 30, 2009.  The adoption did not have a material effect on our consolidated financial statements.

Transfers of Financial Assets.  In June 2009, the FASB issued guidance that changes the information a reporting entity provides in its financial statements about the transfer of financial assets and continuing interests held in transferred financial assets.  The standard amends previous accounting guidance by removing the concept of qualified special purpose entities.  This accounting standard is effective for us for transfers occurring on or after January 1, 2010.  We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption of this standard will have on our consolidated financial statements.

Variable Interest Entities.  In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”).  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns.  This accounting standard is effective for us on January 1, 2010.  We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption of this standard will have on our consolidated financial statements.

Employee Benefit Plans.  In December 2008, the FASB issued guidance that requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  This guidance is effective for us as of December 31, 2009.  Because this guidance applies only to financial statement disclosures, the adoption is not expected to have a material effect on our consolidated financial statements.

NOTE 2 - LOSS PER SHARE

Because we incurred a net loss in the three and nine months ended September 30, 2009 and 2008, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding.  Approximately 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted loss per share for each of the periods presented because they were antidilutive.  In addition, approximately 8 million weighted average options to purchase shares of our common stock were excluded from the computation of diluted loss per share for each of the periods presented because the effect of including the options would have been antidilutive.

NOTE 3 - FLEET INFORMATION

As of September 30, 2009, our operating fleet consisted of 338 mainline jets and 266 regional aircraft.  The 338 mainline jets are operated exclusively by us, while the 266 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 214 are leased or subleased to ExpressJet Airlines, Inc. (“ExpressJet”) and operated on our behalf under a capacity purchase agreement with ExpressJet, 35 are subleased to other operators but are not operated on our behalf and 25 are temporarily grounded.  Additionally, our regional operating fleet includes 52 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of September 30, 2009:

				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline (a):
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	17	9	8	-
757-200	41	15	26	-
737-900ER	28	28	-	-
737-900	12	8	4	-
737-800	117	44	73	-
737-700	36	12	24	-
737-500	34	-	34	-
737-300	7	7	-	-
Total mainline	338	154	184	-

Regional (b):
ERJ-145XR	89	-	89	-
ERJ-145	140	18	107	15	(c)
CRJ200LR	7	-	-	7	(c)
Q200	16	-	-	16	(d)
Q400	14	-	-	14	(e)
Total regional	266	18	196	52

Total	604	172	380	52
______________________

(a)
Excludes nine grounded Boeing 737-500 aircraft (five owned and four leased), 12 grounded Boeing 737-300 aircraft (four owned and eight leased) and one owned Boeing 737-900ER aircraft delivered but not yet placed into service.

(b)	Excludes 25 ERJ-135 aircraft that are temporarily grounded and 30 ERJ-145 aircraft and five ERJ-135 aircraft that are subleased to other operators but are not operated on our behalf.
(c)	Operated by Chautauqua Airlines, Inc. (“Chautauqua”) under a capacity purchase agreement.
(d)	Operated by Champlain Enterprises, Inc. (“CommutAir”) under a capacity purchase agreement.
(e)	Operated by Colgan Air, Inc. (“Colgan”) under a capacity purchase agreement.

Mainline Fleet Activity.  During the first nine months of 2009, we placed into service 11 new Boeing 737-900ER aircraft and one new Boeing 737-800 aircraft.  We removed 16 Boeing 737-300 aircraft and eight Boeing 737-500 aircraft from service during the first nine months of 2009.  By early January 2010, we expect to remove from service all of our remaining Boeing 737-300 aircraft and three additional Boeing 737-500 aircraft.

During the third quarter of 2009, we sold six 737-500 aircraft to a foreign buyer.  We also have an agreement to sell up to five additional Boeing 737-500 aircraft to a different foreign buyer.  This sale is subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyer of these aircraft will be able to obtain financing for this transaction, that there will not be delays in deliveries or that the closing of this transaction will occur.  We hold cash deposits that secure the buyer’s obligations under the aircraft sale contract and we are entitled to damages under the aircraft sale contract if the buyer does not take delivery of the aircraft when required.

Regional Fleet Activity.  In January 2009, we amended our capacity purchase agreement with Colgan to increase by 15 the number of Q400 aircraft operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered to Colgan, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for approximately ten years following the date the aircraft is delivered into service.  Colgan supplies all aircraft that it operates under the agreement.  One of Colgan’s Q400 aircraft was involved in an accident on February 12, 2009, reducing the number of aircraft currently being flown under the agreement to 14.

In July 2009, we entered into agreements to sublease five temporarily grounded ERJ-135 aircraft beginning in the third quarter of 2009.  These aircraft will not be operated for us.  The subleases have terms of five years, but may be cancelled by the lessee under certain conditions after an initial term of two years.  The remaining 25 ERJ-135 aircraft continue to be temporarily grounded.  We are evaluating our options regarding these 25 aircraft, including permanently grounding them.

Firm Order and Option Aircraft.  As of September 30, 2009 we had firm commitments to purchase 82 new aircraft (52 Boeing 737 aircraft, five Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  We are currently scheduled to take delivery of one Boeing 737 aircraft in the fourth quarter of 2009 and two Boeing 777 aircraft and 12 Boeing 737 aircraft in 2010.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of September 30, 2009.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect these aircraft to be placed into service by the end of the first quarter of 2010.

NOTE 4 - LONG-TERM DEBT

2007 Enhanced Equipment Trust Certificates.  In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied the final portion of this financing to three Boeing aircraft delivered to us in the first half of 2009 and recorded related debt of $121 million.

Other Debt Secured by Aircraft.  During the first nine months of 2009, we entered into loan agreements under which we borrowed $180 million.  This floating rate indebtedness is secured by five new Boeing 737-900ER aircraft and two Boeing 737-800 aircraft that this debt refinanced.

2009 Enhanced Equipment Trust Certificates.  On July 1, 2009, we obtained financing for 12 currently owned Boeing aircraft and five new Boeing 737-900ERs.  A pass-through trust raised $390 million through the issuance of a single class of pass-through certificates bearing interest at 9%.  The proceeds from the sale of the certificates were initially held by a depositary in escrow for the benefit of the certificate holders until we issued equipment notes to the trust, which purchased such notes with a portion of the escrowed funds.  During the third quarter of 2009, we issued equipment notes with respect to the 12 currently owned aircraft, resulting in proceeds of $249 million cash for our general corporate purposes, and equipment notes with respect to four new Boeing 737-900ER aircraft, resulting in proceeds of $113 million to finance the purchase of the aircraft.  One remaining new Boeing 737-900ER aircraft will be financed through the issuance of $28 million of equipment notes in the fourth quarter of 2009.  We have recorded the principal amount of the equipment notes that we issued as debt on our consolidated balance sheet.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders are scheduled from January 2010 through July 2016.  Additionally, the certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

Maturities.  Maturities of long-term debt due before December 31, 2009 and for the next four years are as follows (in millions):

October 1, 2009 through December 31, 2009	$62
Year ending December 31,
2010	968
2011	1,143
2012	581
2013	647

Convertible Debt Securities.  Our 5% Convertible Notes with a principal amount of $175 million are convertible into 50 shares of our common stock per $1,000 principal amount at a conversion price of $20 per share.  If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered.  All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any.  Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2010, 2013 or 2018.  We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof.  However, if we are required to repurchase all or a portion of the notes, our policy is to settle the notes in cash.  Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

As a result of the adoption of the Cash Conversion Subsections of ASC Subtopic 470-20, we are required to account separately for the debt and equity components of our 5% Convertible Notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components recognized for our 5% Convertible Notes were as follows (in millions):

	September 30,	December 31,	September 30,
	2009	2008	2008

Principal amount of Convertible Notes	$175	$175	$175
Unamortized discount	9	18	21
Net carrying amount	166	157	154
Additional paid-in capital	64	64	64

At September 30, 2009, the unamortized discount had a remaining recognition period of nine months.

The amount of interest expense recognized and effective interest rate for the three and nine months ended September 30 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Contractual coupon interest	$2	$2	$6	$6
Amortization of discount on 5% Convertible Notes	3	3	9	9
Interest expense	$5	$5	$15	$15

Effective interest rate	13%	13%	13%	13%

NOTE 5 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Accounting rules for fair value clarify that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  ASC Topic 820 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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

(C)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):

	Carrying Amount as of September 30, 2009	Level 1	Level 2	Level 3	Valuation Technique

Cash and cash equivalents	$2,313	$2,313	-	-	(A)
Short-term investments:		-
Auction rate securities	205		-	$205	(B)
Other	24	24	-	-	(A)
Restricted cash, cash equivalents and short-term investments	164	164	-	-	(A)
Auction rate securities put right	23	-	-	23	(B)
Fuel derivatives	9	-	-	9	(A)
Foreign currency derivatives	(3)	-	$(3)	-	(A)

Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009 include our Boeing 737-300 and 737-500 fleets and related assets.  We recorded impairment losses on these assets in the quarter ended June 30, 2009.  As a result of the impairments, we measured these assets at fair value at June 30, 2009, as follows (in millions):

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

Student Loan-Related Auction Rate Securities and Put Right.  At September 30, 2009, we held student loan-related auction rate securities with a fair value of $205 million and a par value of $261 million.  These securities were classified as follows (in millions):

	Fair Value	Par Value	Amortized Cost

Short-term investments:
Available-for-sale	$135	$166	$135
Trading	70	95	N/A
Total	$205	$261

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

Prior to the first quarter of 2008, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market.  Although we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value due to the lack of liquidity in the market for these securities at their par value.  We recorded losses of $29 million during the second quarter of 2008 to reflect the other-than-temporary decline in the fair value of these securities.  These losses are included in nonoperating income (expense) in our consolidated statement of operations.  Following this other-than-temporary impairment, a new amortized cost basis was established equal to the then fair value.  The difference between this amortized cost and the cash flows expected to be collected is being accreted as interest income.

We estimated the fair value of these securities to be $205 million at September 30, 2009, taking into consideration the limited sales and offers to purchase securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In addition, in 2008, one institution granted us a put right permitting us in 2010 to sell to the institution at their full par value auction rate securities with a par value of $125 million.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put right is exercised.  The put right is recorded at fair value in prepayments and other assets on our consolidated balance sheet.  We determined the fair value based on the difference between the risk-adjusted discounted expected cash flows from the underlying auction rate securities without the put right and with the put right being exercised in 2010.  We have classified the underlying auction rate securities as trading securities and elected the fair value option under the Fair Value Subsections of ASC Topic 825-10, “Financial Instruments,” for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in earnings currently.

During the third quarter of 2009, we sold, at par, auction rate securities having a par value of $30 million to the institution that had granted us the put right.  Our gains on the sales were recognized using the specific identification method and are included in other non-operating income (expense) in our consolidated statements of operations.  Such gains were not material.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments.  If current market conditions deteriorate further, we may be required to record additional losses on these securities.

Fuel Derivatives.  We determine the fair value of our fuel derivatives by obtaining inputs from a broker's pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets.  We verify the reasonableness of these inputs by comparing the resulting fair values to similar quotes from our counterparties as of each date for which financial statements are prepared.  For derivatives not covered by collateral, we also make an adjustment to incorporate credit risk into the valuation.  Due to the fact that certain of the inputs utilized to determine the fair value of the fuel derivatives are unobservable (principally volatility of crude oil prices and the credit risk adjustments), we have categorized these contracts as Level 3.

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

Unobservable Inputs.  The reconciliation of our assets (liabilities) measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):

	Three Months Ended September 30, 2009
	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Fuel Derivatives

Balance at June 30, 2009	$230	$27	$(17)
Purchases, sales, issuances and settlements (net)	(30)	-	36
Gains and losses:
Reported in earnings:
Realized	5	(4)	-
Unrealized	-	-	1
Reported in other comprehensive income (loss)	-	-	(11)
Balance at September 30, 2009	$205	$23	$9

	Nine Months Ended September 30, 2009
	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Fuel Derivatives

Balance at December 31, 2008	$229	$26	$(415)
Purchases, sales, issuances and settlements (net)	(31)	-	458
Gains and losses:
Reported in earnings:
Realized	5	(4)	-
Unrealized	-	1	7
Reported in other comprehensive income (loss)	2	-	(41)
Balance at September 30, 2009	$205	$23	$9

Other Financial Instruments.  Other financial instruments that are not subject to the disclosure requirements of ASC Topic 820 are as follows:

•
Debt.  The fair value of our debt with a carrying value of $5.8 billion at September 30, 2009 was approximately $5.1 billion.  These estimates were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

•
Investment in COLI Products.  In connection with certain of our supplemental retirement plans, we have company owned life insurance policies covering certain of our employees.  As of September 30, 2009, the carrying value of the cash surrender value of the life insurance policies was $30 million, which was based on the fair value of the underlying investments.

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

We have historically entered into swap agreements or purchased call options to protect us against sudden and significant increases in jet fuel prices.  To minimize the high cost to us of call options, we may also enter into collars.  Collars are derivative instruments that involve combining a purchased call option, which on a stand-alone basis would require us to pay a premium, with a written put option, which on a stand-alone basis would result in our receiving a premium.  The collars we have entered into consist of both instruments that result in no net premium to us and instruments that result in our payment of a net premium to the counterparty.  The purchased call option portion of the collar caps the price of the contract at the agreed upon price, while the sold option portion of the collar provides for a minimum price of the related commodity.  We had no collars outstanding at September 30, 2009.

As of September 30, 2009, our projected consolidated fuel requirements were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

Fourth Quarter 2009
Gulf Coast jet fuel swaps	15%	$1.83	15%	$1.83
WTI crude oil swaps	5%	1.36	5%	1.36
Total	20%		20%

First Quarter 2010
Gulf Coast jet fuel swaps	5%	$1.94	5%	$1.94
WTI crude oil swaps	1%	1.62	1%	1.62
WTI crude oil call options	1%	1.88	N/A	N/A
Total	7%		6%

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

When our fuel hedges are in a liability position, we may be required to post cash collateral with our counterparties.  We were not required to post any such collateral at September 30, 2009.

Foreign Currency Exchange Risk Management.  We have historically used foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.  At September 30, 2009, we had forward contracts outstanding to hedge the following cash inflows (primarily from passenger ticket sales) in foreign currencies:

•	24% of our projected Japanese yen-denominated cash inflows through 2010

•	9% of our projected euro-denominated cash inflows through 2009

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

Quantitative Disclosures.  At September 30, 2009, all of our derivative instruments were designated as cash flow hedges and were reported in our consolidated balance sheet as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Fuel derivatives	Prepayments and other current assets	$9	Accrued other current liabilities	$-

Foreign currency derivatives	Prepayments and other current assets	-	Accrued other current liabilities	3
Total derivatives		$9		$3

The gains and losses related to our derivative instruments reported in our consolidated balance sheet at September 30, 2009 and our consolidated statement of operations were as follows (in millions):

	Three Months Ended September 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion)
		Income Statement Location	Amount	Income Statement Location	Amount

Fuel derivatives	$(6)	Aircraft fuel and related taxes	$(41)	Other nonoperating income (expense)	$1

Foreign currency derivatives	(3)	Passenger revenue	-	Other nonoperating income (expense)	-
Total	$(9)		$(41)		$1

	Nine Months Ended September 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion)
		Income Statement Location	Amount	Income Statement Location	Amount

Fuel derivatives	$23	Aircraft fuel and related taxes	$(392)	Other nonoperating income (expense)	$7

Foreign currency derivatives	6	Passenger revenue	-	Other nonoperating income (expense)	-
Total	$29		$(392)		$7

NOTE 7 – COMMON STOCK

Common Stock.  In August 2009, we completed a public offering of 14.4 million shares of Class B common stock at a price to the public of $11.20 per share, raising net proceeds of $158 million for general corporate purposes.

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

The awards with a performance period commencing January 1, 2009, most of which were granted in February 2009, cover 1.4 million RSUs with cumulative profit sharing performance targets ranging from $100 million to $375 million and payment percentages ranging from 100% to 400%.  The cash hurdle associated with these awards is $2.2 billion.

As of September 30, 2009, we had recorded no liability associated with the profit based RSU awards for the periods commencing January 1, 2007, 2008 or 2009.

Employee Stock Purchase Plan.  On June 10, 2009, our stockholders approved an amendment to our 2004 Employee Stock Purchase Plan (the “2004 ESPP”), under which we had sold to our employees all of the remaining previously authorized shares in the first quarter of 2009.  The amendment made 3.5 million shares of common stock available for purchase by employees under the 2004 ESPP and extended the term of the plan to December 31, 2019.  The 2004 ESPP is open to all of our employees, including CMI employees.

Stock Options.  During the nine months ended September 30, 2009, we granted approximately 0.7 million options to purchase shares of our common stock at a weighted average exercise price of $9.36 per share.  The majority of these options vests in equal installments over four years and has a term of five years.

Incentive Plan.  Our incentive plan for granting equity and performance awards to management level employees and equity awards to non-employee directors expired on October 3, 2009.  The plan remains effective solely for purposes of governing the terms of outstanding awards and no further awards may be granted under the plan.

Stock-based Compensation.  Total stock-based compensation expense (credit) included in wages, salaries and related costs was $16 million, $25 million, $(7) million and $30 million for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, $6 million of compensation cost attributable to future service related to unvested stock options and profit based RSU awards with a performance period commencing April 1, 2006 had not yet been recognized.  This amount will be recognized in expense over a weighted-average period of 1.3 years.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) included the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(18)	$(230)	$(367)	$(317)

Other comprehensive income (loss):
Derivative financial instruments:
Reclassification into income (net of deferred taxes of $51 and $0 in 2008)	40	6	383	(201)
Changes in fair value (net of deferred taxes of $(77) and $0 in 2008)	(9)	(336)	29	(82)
Unrealized gain on student loan-related auction rate securities	-	(3)	2	(3)
Items related to employee benefit plans:
(Increase) decrease in net actuarial losses	-	(89)	-	(89)
Amortization of net actuarial losses (net of deferred taxes of $(5) and $0 in 2008)	27	13	81	22
Amortization of prior service cost (net of deferred taxes of $(6) and $0 in 2008)	7	13	23	23
Comprehensive income (loss) adjustments	65	(396)	518	(330)

Total comprehensive income (loss)	$47	$(626)	$151	$(647)

NOTE 10 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Retiree Medical Plans.  Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):

	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$16	$15	$48	$44	$3	$3	$8	$9
Interest cost	38	37	115	112	4	4	12	12
Expected return on plan assets	(22)	(39)	(66)	(120)	-	-	-	-
Amortization of unrecognized net actuarial loss	28	8	83	23	(1)	-	(2)	(1)
Amortization of prior service cost	2	2	7	7	5	5	16	16
Net periodic benefit expense	62	23	187	66	11	12	34	36
Settlement charge (included in special charges)	-	8	-	8	-	-	-	-
Net benefit expense	$62	$31	$187	$74	$11	$12	$34	$36

During the first nine months of 2009, we contributed $140 million to our tax-qualified defined benefit pension plans.  On October 9, 2009, we contributed an additional $36 million to the plans, satisfying our minimum funding requirements during calendar year 2009.

We recorded non-cash settlement charges totaling $8 million in the three and nine months ended September 30, 2008 related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots.  Accounting rules for defined benefit pension plans require the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan.  Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation.  We did not record any settlement charges in the nine months ended September 30, 2009 because it is not probable that we will meet the threshold for the year 2009.  However, we may record settlement charges in the fourth quarter of 2009 if settlements in the fourth quarter are higher than currently expected.

Defined Contribution Plans.  The 401(k) plan covering substantially all domestic employees except for pilots and the 401(k) plan covering substantially all of the employees of CMI were amended effective January 1, 2009 to provide for the reinstatement of service-based employer match contributions for certain workgroups at levels ranging up to 50% of employee contributions of up to 6% of the employee’s salary, based on seniority.  Company matching contributions are made in cash.  Total expense for all defined contribution plans, including two pilot-only plans, was $22 million, $22 million, $72 million and $67 million for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively.

NOTE 11 - SPECIAL CHARGES

Special charges were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Aircraft-related charges, net of gains on sales of aircraft	$6	$12	$53	$45
Severance	5	33	5	33
Route impairment and other	9	38	10	55
Pension settlement charges (see Note 10)	-	8	-	8
Total special charges	$20	$91	$68	$141

The special charges all relate to our mainline segment unless otherwise noted.

In the third quarter of 2009, we entered into agreements to sublease five temporarily grounded ERJ-135 aircraft.  The subleases have terms of five years, but may be cancelled by the lessee under certain conditions after an initial term of two years.  We recorded a $6 million non-cash charge in our regional segment for the difference between the sublease rental income and the contracted rental payments on those aircraft during the initial term of the agreement.  The remaining 25 ERJ-135 aircraft continue to be temporarily grounded.  We are evaluating our options regarding these aircraft, including permanently grounding them.  If we do permanently ground them, we may incur significant special charges for future rent expense.

During the first nine months of 2009, we announced plans to eliminate certain operational, management and clerical positions across the company.  We recorded a charge of $5 million for severance and other costs during the third quarter of 2009 in connection with the reductions in force, furloughs and leaves of absence.  In the third quarter of 2009, we also recorded a $9 million adjustment to our reserve for unused facilities due to reductions in expected sublease income primarily for a maintenance hangar in Denver.

Aircraft-related charges in 2009 prior to the third quarter include $31 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets and $16 million of other charges ($12 million of which was non-cash) related to the grounding and disposition of Boeing 737-300 aircraft and the write-off of certain obsolete spare parts.  The impairment charges on the Boeing 737-300 and 737-500 fleets prior to the third quarters of both 2009 and 2008 relate to our decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 aircraft by early January 2010.  We recorded an initial impairment charge in the second quarter of 2008 for each of these fleet types.  The additional write-down in the second quarter of 2009 reflects the further reduction in the fair value of these fleet types in the current economic environment.  In both periods, we determined that indicators of impairment were present for these fleets.  Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators.  Based on our evaluations, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value.  We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.

We recorded $91 million of special charges in the third quarter of 2008, a portion of which is related to our capacity reductions implemented beginning in September 2008.  The special charges include $33 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence, $12 million of charges for future lease costs on permanently grounded Boeing 737-300 aircraft and an $11 million charge related to future rents for leased space at locations that are no longer expected to be used or subleased.

The special charges in the third quarter of 2008 also include an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our year-round London flights from London Gatwick Airport to London Heathrow Airport, a $9 million charge pertaining to our reimbursement of certain costs incurred by ExpressJet for temporarily grounded aircraft and airport slots being returned to us and a non-cash settlement charge of $8 million related to lump sum distributions from our pilot-only defined benefit pension plan to retired pilots.

Aircraft-related charges in 2008 prior to the third quarter include $37 million of non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets and a non-cash charge of $14 million to write down spare parts and supplies for the Boeing 737-300 and 737-500 fleets to the lower of cost or net realizable value, partially offset by $18 million of gains on the sale of five owned Boeing 737-500 aircraft.  We received proceeds of $68 million on the sale of these aircraft.  Other special charges in the second quarter of 2008 include $17 million of charges related to contract settlements with regional carriers and unused facilities ($15 million of which related to our regional segment).

If economic conditions deteriorate further, we may incur additional special charges in future quarters as we attempt to dispose of our grounded Boeing 737-300 and 737-500 aircraft.  We are currently unable to estimate the amount or timing of these future charges, if any.  At September 30, 2009, the net carrying values of our Boeing 737-300 and 737-500 fleets were $76 million and $75 million, respectively.

Accrual Activity.  Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft	Unused Facilities

Balance, December 31, 2008	$28	$10	$20
Accrual	5	1	10
Payments	(13)	(8)	(3)
Balance, September 30, 2009	$20	$3	$27

These accruals and payments relate primarily to our mainline segment.  Cash payments related to the accruals for severance and medical costs will be made through the third quarter of 2011.  Remaining lease payments on permanently grounded aircraft and unused facilities will be made through 2010 and 2018, respectively.

NOTE 12 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.  As a result, our pre-tax losses for the first nine months of 2009 were not reduced by any tax benefit.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation's ability to utilize net operating losses (“NOLs”) if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.48% for September 2009).  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.  If we were to have an ownership change as of September 30, 2009 under current conditions, our annual NOL utilization could be limited to $101 million per year, before consideration of any built-in gains.

NOTE 13 – GAIN ON SALE OF INVESTMENTS

In May 2008, we sold all of our remaining shares of Copa Holdings, S.A. (“Copa”) Class A common stock for net proceeds of $149 million and recognized a gain of $78 million.

NOTE 14 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights using larger jets while the regional segment currently consists of flights utilizing aircraft with a capacity of 78 or fewer seats.  As of September 30, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.

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

     Financial information by business segment is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Revenue:
Mainline	$2,797	$3,519	$7,970	$9,899
Regional	520	637	1,434	1,872
Total Consolidated	$3,317	$4,156	$9,404	$11,771

Operating Income (Loss):
Mainline	$111	$(30)	$111	$17
Regional	(50)	(122)	(258)	(306)
Total Consolidated	$61	$(152)	$(147)	$(289)

Net Income (Loss):
Mainline	$35	$(112)	$(99)	$(77)
Regional	(53)	(118)	(268)	(240)
Total Consolidated	$(18)	$(230)	$(367)	$(317)

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of September 30, 2009, we had firm commitments to purchase 82 new aircraft (52 Boeing 737 aircraft, five Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of September 30, 2009.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  We expect these aircraft to be placed into service by the end of the first quarter of 2010.

As discussed in Note 4, we have obtained financing for the one remaining new aircraft scheduled for delivery to us in 2009.  We also have backstop financing available for the two Boeing 777-200ER aircraft and 12 Boeing 737 aircraft scheduled for delivery in 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures.  We can provide no assurance that backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable, and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover any resulting losses incurred by the manufacturer.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $123 million at September 30, 2009 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways’ interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate and customs obligations at September 30, 2009 in the amount of $67 million.  These letters of credit and performance bonds have expiration dates through June 2012.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At September 30, 2009, we had $1.5 billion of floating rate debt and $232 million of fixed rate debt, with remaining terms of up to 11 years, which is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to 11 years and an aggregate carrying value of $1.6 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR-based loans or tax laws, the amounts of which cannot be estimated at this time.

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

Under the terms of our credit card processing agreement with American Express, if a covenant trigger under the Chase processing agreement requires us to post additional collateral under that agreement, we also would be required to post additional collateral under the American Express processing agreement.  The amount of additional collateral required under the American Express processing agreement would be based on a percentage of the value of unused tickets (for travel at a future date) purchased by customers using the American Express card.  The percentage for purposes of this calculation is the same as the percentage applied under the Chase processing agreement, after taking into account certain other risk protection maintained by American Express.

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $79 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $234 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $441 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $958 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Credit Ratings.  At September 30, 2009, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's.  These ratings are significantly below investment grade.  Our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options.  Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, as discussed above, we would have to post additional collateral of approximately $234 million under our Chase and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.  The insurer under our workers’ compensation program has the right to require us to post up to $32 million of additional collateral under a number of conditions, including based on our current senior unsecured debt rating, which is currently at the minimum of B3 as rated by Moody’s and below the minimum of B- as rated by Standard & Poor’s.  We could also be required to post a higher amount of collateral with our fuel hedge counterparties if our credit ratings were to fall, or if our unrestricted cash, cash equivalents and short-term investments balance fell below certain specified levels, and our fuel hedges were in a liability position.  In such a case, the total amount of the collateral that we might be required to post at any time would be up to the amount of our liability under the related derivative instruments to our respective counterparties.  Our fuel hedging agreement with one counterparty also requires us to post additional collateral of up to 10% of the notional amount of our hedging contracts with that counterparty if our senior unsecured debt rating by Moody’s or Standard & Poor’s is below B3 or B-, respectively.  Our fuel derivative contracts do not contain any other credit risk-related contingent features, other than those related to a change in control.

Employees.  As of September 30, 2009, we had approximately 41,855 employees, which, due to the number of part-time employees, represents 38,860 full-time equivalent employees.  Approximately 44% of our full-time equivalent employees are represented by unions.

The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  On July 6, 2009, our flight simulator technicians ratified a new four-year collective bargaining agreement with us.  We have been meeting with representatives of the applicable unions representing our other unionized workgroups, in one case since February 2007, to engage in bargaining for amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees, but to date the parties have not reached new agreements.  Although there can be no assurance that our generally good labor relations and high labor productivity will continue, the preservation of good relations with our employees is a significant component of our business strategy.

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

At September 30, 2009, we had an accrual for estimated costs of environmental remediation throughout our system of $31 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at September 30, 2009.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s dismissal of the case.  The plaintiffs now have the opportunity to appeal that ruling to the U.S. Supreme Court.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2008.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. (“CMI”), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,000 daily departures.  As of September 30, 2009, we served 117 domestic and 117 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found on our website, continental.com.  Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Third Quarter Financial Highlights

•	We recorded a net loss of $18 million in the third quarter of 2009.

•
Passenger revenue decreased 21.6% during the third quarter of 2009 as compared to the third quarter of 2008, primarily due to lower fares and less high yield business traffic attributable to the global recession.

•
We recorded operating income of $61 million during the third quarter of 2009 as compared to an operating loss of $152 million in the third quarter of 2008, due primarily to lower fuel costs offset in part by reduced revenue.

•	Unrestricted cash, cash equivalents and short-term investments totaled $2.5 billion at September 30, 2009.

Third Quarter Operational Highlights

•
Consolidated traffic decreased 0.9% and capacity decreased 4.5% during the third quarter of 2009 as compared to the third quarter of 2008, resulting in a consolidated load factor of 85.1% for the third quarter of 2009.

•
We recorded a U.S. Department of Transportation (“DOT”) on-time arrival rate of 82.8% and a systemwide mainline segment completion factor of 99.7% for the third quarter of 2009, compared to a DOT on-time arrival rate of 77.0% and a mainline segment completion factor of 97.9% for the third quarter of 2008.

Outlook

The severe global economic recession has significantly diminished the demand for air travel and disrupted the global capital markets, resulting in a difficult financial environment for U.S. network carriers.  In addition, we have significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.  To meet these obligations, we must access the global markets for capital and/or achieve and sustain profitability.  Although access to the capital markets has improved over the past several months, as evidenced by our recent financing transactions, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the markets for capital in the future on acceptable terms (or at all).  Moreover, our reduced passenger and cargo revenue resulting from the continued weakened demand for air travel is hindering our ability to achieve and sustain profitability.  Given the losses we incurred during the first nine months of 2009, under current market conditions we expect to incur a significant loss for the full year 2009.

Economic Conditions.  The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies.  The current recession in the U.S. and global economies has had a significant negative impact on the demand for air carrier services.  Seven major U.S. carriers have reported a combined 7.6% decrease in traffic, as measured by miles flown by revenue passengers during the first nine months of 2009 as compared to the first nine months of 2008.  The decline in demand has disproportionately reduced the volume of high yield traffic, as many business travelers are either curtailing their travel or purchasing lower yield economy tickets.  If global economic conditions persist or worsen, resulting in continuing demand weakness and reduced revenues, we may be unable to offset the reduced revenues fully through further cost and capacity reductions or other measures.

In addition to its effect on demand for our services, the global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that is obtainable.  If economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.

Fuel Costs.  We benefited from significantly lower fuel costs during the first nine months of 2009.  Our average consolidated (mainline and regional) jet fuel price per gallon including related taxes decreased to $1.97 in the first nine months of 2009 from $3.38 in the first nine months of 2008.  If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently in the current financial environment to offset fully our increased costs.

In an effort to address the risk of rising fuel prices, we enter into fuel hedging arrangements from time to time, including collars that minimize the up-front costs.  However, a precipitous decline in crude oil prices, as experienced during the second half of 2008, may result in significant costs to us in cases where our hedging arrangements obligate us to make payments to the counterparties to the extent that the price of crude falls below the applicable agreed-upon amounts.  Our hedge contracts for the first nine months of 2009, which were largely entered into before oil prices fell, resulted in $0.31 per gallon of additional fuel expense during the first nine months of 2009.  We have significantly fewer hedge contracts outstanding related to the fourth quarter of 2009 and first quarter of 2010.

Based on our expected fuel consumption in 2009, a one dollar change in the price of a barrel of crude oil would change our annual fuel expense by approximately $40 million, before considering refining margins and the impact of our fuel hedging program.  We believe that our modern, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers and a permanent hedge against higher fuel prices.

New Revenue-Generating and Cost Saving Measures.  In response to the significant decline in revenue, we are implementing a number of measures to raise revenues and reduce costs that are designed to achieve approximately $100 million in annual benefits when fully implemented in 2010.  These measures include the elimination of certain operational, management and clerical positions across the company.  We have offered employees voluntary programs to minimize the number of involuntary furloughs and reductions in force.  We also increased domestic checked baggage fees by $5 for customers who do not prepay those fees online, implemented fees for certain international checked baggage and increased the telephone reservation booking service fee by $5.

Capacity.  Because of the current adverse economic conditions, we have reduced our capacity significantly and rescheduled aircraft deliveries, and we do not anticipate returning to significant capacity growth until the level of demand for air travel and economic conditions improve sufficiently to justify such growth.  By early January 2010, we expect to remove all of our remaining Boeing 737-300 aircraft and three additional Boeing 737-500 aircraft from service.

We expect our consolidated capacity to increase between 1.5% and 2.5% in 2010.  We expect our mainline capacity to increase between 2% and 3%, with mainline domestic capacity remaining about flat and mainline international capacity increasing between 5% and 6%.  The international capacity increase is primarily due to the run-rate of international routes added in 2009 and the restoration of our full schedule to Mexico following our capacity reductions earlier in 2009 related to the H1N1 flu virus.

Our future ability to grow our capacity could be adversely impacted by manufacturer delays in aircraft deliveries.  In June 2009, Boeing announced an additional delay to its 787 aircraft program.  We currently expect the first of our 25 Boeing 787 aircraft to be delivered in the second half of 2011.

Star Alliance.  In 2008, we entered into framework agreements with United, Lufthansa and Air Canada, each a member of Star Alliance, pursuant to which we are developing an extensive code-share relationship and reciprocity of frequent flier programs, elite customer recognition and airport lounge use with these other airlines.  We plan to implement these relationships and join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance on October 27, 2009.  We will exit SkyTeam effective with our last flight on October 24, 2009.

On July 23, 2008, we filed an application with the DOT to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity, which the DOT approved on July 10, 2009.  Final approval by the DOT of this application enables us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service and provides competitive balance to antitrust-immunized carriers in SkyTeam.  Additionally, we, United, Lufthansa and Air Canada have received final DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for our respective customers, offering those customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world.  The DOT’s approval of antitrust immunity is subject to certain conditions and limitations that are not expected to diminish materially the benefits of our participation in Star Alliance or the trans-Atlantic joint venture.  In addition, we are seeking a modification to our existing pilot collective bargaining agreement, which would permit us to engage in international revenue sharing with a domestic air carrier.

Labor Costs.  Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008.  On July 6, 2009, our flight simulator technicians ratified a new four-year collective bargaining agreement with us.  We have been meeting with representatives of the applicable unions representing our other unionized workgroups, in one case since February 2007, to engage in bargaining for amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees, but to date the parties have not reached new agreements.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.  As further discussed in the notes to our consolidated financial statements, our consolidated financial statements for the three and nine months ended September 30, 2008 have been adjusted for the retrospective application of the Cash Conversion Subsections of ASC Subtopic 470-20 and for certain reclassifications related to fuel and related taxes on flights operated for us by other operators under capital purchase agreements.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the three months ended September 30 is as follows:

	2009	2008	Increase (Decrease)

Passengers (thousands) (1)	16,795	17,108	(1.8)%
Revenue passenger miles (millions) (2)	24,617	24,836	(0.9)%
Available seat miles (millions) (3)	28,933	30,304	(4.5)%
Passenger load factor (4)	85.1%	82.0%	3.1 pts.
Passenger revenue per available seat mile (cents)	10.19	12.41	(17.9)%
Average yield per revenue passenger mile (cents) (5)	11.97	15.14	(20.9)%
Average price per gallon of fuel, including fuel taxes	$1.99	$3.85	(48.3)%
Fuel gallons consumed (millions)	443	470	(5.7)%

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.

Results of Operations.  We recorded a net loss of $18 million in the third quarter of 2009 as compared to a net loss of $230 million for the third quarter of 2008.  We consider a key measure of our performance to be operating income (loss), which was operating income of $61 million for the third quarter of 2009, as compared to an operating loss of $152 million for the third quarter of 2008.  Significant components of our consolidated operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$3,317	$4,156	$(839)	(20.2)%
Operating Expenses	3,256	4,308	(1,052)	(24.4)%
Operating Income (Loss)	61	(152)	213	NM
Nonoperating Income (Expense)	(79)	(98)	(19)	(19.4)%
Income Tax Benefit	-	20	(20)	(100.0)%

Net Loss	$(18)	$(230)	$(212)	(92.2)%

NM – Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the quarter ended September 30, 2009 and period to period comparisons for operating revenue, passenger revenue per available seat mile (“RASM”) and available seat miles (“ASMs”) by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in Third Quarter 2009 vs Third Quarter 2008
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$1,177	(20.5)%	(15.6)%	(5.8)%
Trans-Atlantic	649	(29.2)%	(21.0)%	(10.5)%
Latin America	361	(22.4)%	(24.3)%	2.4%
Pacific	255	(9.5)%	(22.6)%	16.9%
Total Mainline	2,442	(22.4)%	(19.1)%	(4.1)%

Regional	505	(17.7)%	(10.9)%	(7.7)%

Total	2,947	(21.6)%	(17.9)%	(4.5)%

Cargo	92	(28.7)%
Other	278	4.1%

Operating Revenue	$3,317	(20.2)%

Passenger revenue decreased significantly in the third quarter of 2009 as compared to the third quarter of 2008 due to reduced traffic, less capacity and lower RASM.  The reduced traffic and lower RASM reflects lower fares and less high yield business traffic attributable to the global recession.  The decline in demand has disproportionately reduced the volume of high yield traffic, as many business travelers are either curtailing their travel or purchasing lower yield economy tickets.

Cargo revenue decreased due to lower fuel surcharge rates and a decreased freight volume.  Other revenue increased due to the implementation of new fees for checking bags in 2008, offset in part by a reduction in sublease income from ExpressJet and decreased revenue associated with sales of mileage credits in our OnePass frequent flyer program and ticket change fees.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended September 30 (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$881	$1,807	$(926)	(51.2)%
Wages, salaries and related costs	794	765	29	3.8%
Aircraft rentals	233	244	(11)	(4.5)%
Landing fees and other rentals	222	225	(3)	(1.3)%
Regional capacity purchase, net	211	247	(36)	(14.6)%
Distribution costs	160	182	(22)	(12.1)%
Maintenance, materials and repairs	159	152	7	4.6%
Depreciation and amortization	124	112	12	10.7%
Passenger services	99	113	(14)	(12.4)%
Special charges	20	91	(71)	NM
Other	353	370	(17)	(4.6)%
	$3,256	$4,308	$(1,052)	(24.4)%

Operating expenses decreased 24.4% primarily due to the following:

•
Aircraft fuel and related taxes decreased due to a 48.3% decrease in consolidated jet fuel prices and decreased flying.  Our average jet fuel price per gallon including related taxes decreased to $1.99 in the third quarter of 2009 from $3.85 in the third quarter of 2008.  Our average jet fuel price includes losses related to our fuel hedging program of $0.09 per gallon in the third quarter of 2009 as compared to $0.10 per gallon in the third quarter of 2008.

•
Wages, salaries and related costs increased primarily due to higher wage rates for certain workgroups offset by a 5% reduction in the number of employees in connection with capacity reductions.  Expenses in the third quarter of 2009 also include $39 million of higher pension expense resulting primarily from lower returns on plan assets.

•
Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in the second half of 2008 and the first nine months of 2009.  New aircraft delivered in 2008 and the first nine months of 2009 were purchased, with the related expense being reported in depreciation and amortization and interest expense.

•
Regional capacity purchase, net, includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  Capacity purchase expenses decreased due to the transition of management of certain airports to us from ExpressJet, with the related expense now being reported in landing fees and other rentals and other operating expenses, as well as capacity reductions.

•	Distribution costs decreased due to lower credit card discount fees, booking fees and travel agency commissions, all of which resulted from decreased passenger revenue.

•
Passenger services expenses decreased due to fewer meals and beverages in the third quarter of 2009 compared to the third quarter of 2008, resulting from the decreased demand for air travel in the weak economy, and lower mishandled baggage expenses.

•	Special charges. See Note 11 to our consolidated financial statements contained in Item 1 of this report for a discussion of the special charges.

•
Other operating expenses decreased due to lower ground handling, security and outside service costs resulting from capacity reductions, more favorable foreign currency exchange rates and lower OnePass reward expenses, partially offset by expenses now recorded in other operating expenses as a result of the transition of management of certain airports to us from ExpressJet.

Nonoperating Income (Expense).  Nonoperating expense decreased $19 million in the third quarter of 2009 compared to the third quarter of 2008 due to the following:

•	Net interest expense increased $10 million primarily as a result of lower interest income.

•
Other nonoperating income (expense) included fuel hedge ineffectiveness gains (losses) of $1 million and $(15) million in the third quarter of 2009 and 2008, respectively.  The ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative change in value than the jet fuel being hedged and the mark-to-market impact of fuel derivative contracts with a bankrupt counterparty.  Other nonoperating income (expense) in the third quarter of 2009 also included favorable foreign exchange gains and an increase in the fair value of the cash surrender value of company-owned life insurance policies.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.  As a result, our pre-tax losses for the third quarter of 2009 were not reduced by any tax benefit.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights using larger jets while the regional segment currently consists of flights utilizing aircraft with a capacity of 78 or fewer seats.  As of September 30, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations, catering and terminal rent at hub airports.

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

Statistical Information.  Certain statistical information for our segments' operations for the three months ended September 30 is as follows:

			Increase
	2009	2008	(Decrease)

Mainline Operations:
Passengers (thousands)	12,181	12,518	(2.7)%
Revenue passenger miles (millions)	22,127	22,318	(0.9)%
Available seat miles (millions)	25,803	26,914	(4.1)%
Cargo ton miles (millions)	245	245	-
Passenger load factor:
Mainline	85.8%	82.9%	2.9 pts.
Domestic	87.9%	83.9%	4.0 pts.
International	83.7%	82.0%	1.7 pts.

Passenger revenue per available seat mile (cents)	9.46	11.69	(19.1)%
Total revenue per available seat mile (cents)	10.84	13.07	(17.1)%
Average yield per revenue passenger mile (cents)	11.04	14.10	(21.7)%
Average fare per revenue passenger	$202.87	$254.28	(20.2)%

Cost per available seat mile, including special charges (cents)	10.41	13.19	(21.1)%
Special charges per available seat mile (cents)	0.05	0.30	NM

Average price per gallon of fuel, including fuel taxes	$1.99	$3.86	(48.4)%
Fuel gallons consumed (millions)	369	389	(5.1)%

Aircraft in fleet at end of period (1)	338	351	(3.7)%
Average length of aircraft flight (miles)	1,593	1,533	3.9%
Average daily utilization of each aircraft (hours)	11:06	11:21	(2.2)%

Regional Operations:
Passengers (thousands)	4,614	4,590	0.5%
Revenue passenger miles (millions)	2,490	2,518	(1.1)%
Available seat miles (millions)	3,130	3,390	(7.7)%
Passenger load factor	79.6%	74.3%	5.3 pts.
Passenger revenue per available seat mile (cents)	16.14	18.12	(10.9	) %
Average yield per revenue passenger mile (cents)	20.29	24.39	(16.8)%
Aircraft in fleet at end of period (1)	266	279	(4.7)%
________________________

(1)
Excludes aircraft that were removed from service.  Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft subleased to other operators and operated outside the scope of our capacity purchase agreements.

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$2,797	$3,519	$(722)	(20.5)%

Operating Expenses:
Aircraft fuel and related taxes	735	1,501	(766)	(51.0)%
Wages, salaries and related costs	751	727	24	3.3%
Aircraft rentals	154	165	(11)	(6.7)%
Landing fees and other rentals	197	206	(9)	(4.4)%
Distribution costs	137	154	(17)	(11.0)%
Maintenance, materials and repairs	159	152	7	4.6%
Depreciation and amortization	121	109	12	11.0%
Passenger services	93	107	(14)	(13.1)%
Special charges	13	80	(67)	NM
Other	326	348	(22)	(6.3)%
	2,686	3,549	(863)	(24.3)%

Operating Income (Loss)	$111	$(30)	$141	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$520	$637	$(117)	(18.4)%

Operating Expenses:
Aircraft fuel and related taxes	146	306	(160)	(52.3)%
Wages, salaries and related costs	43	38	5	13.2%
Aircraft rentals	79	79	-	-
Landing fees and other rentals	25	19	6	31.6%
Regional capacity purchase, net	211	247	(36)	(14.6)%
Distribution costs	23	28	(5)	(17.9)%
Depreciation and amortization	3	3	-	-
Passenger services	6	6	-	-
Special charges	7	11	(4)	NM
Other	27	22	5	22.7%
	570	759	(189)	(24.9)%

Operating Loss	$(50)	$(122)	$(72)	(59.0)%

             The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.  The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of landing fees and other rentals and other operating expenses.  These expenses increased for the regional segment due to the transition of management of certain airports to us from ExpressJet.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the nine months ended September 30 is as follows:

	2009	2008	% Increase (Decrease)

Passengers (thousands)	47,551	51,509	(7.7)%
Revenue passenger miles (millions)	67,573	71,862	(6.0)%
Available seat miles (millions)	83,264	89,062	(6.5)%
Passenger load factor	81.2%	80.7%	0.5 pts.
Passenger revenue per available seat mile (cents)	10.01	11.94	(16.2)%
Average yield per revenue passenger mile (cents)	12.33	14.80	(16.7)%
Average price per gallon of fuel, including fuel taxes	$1.97	$3.38	(41.7)%
Fuel gallons consumed (millions)	1,276	1,398	(8.7)%

Results of Operations.  We recorded a net loss of $367 million in the first nine months of 2009 as compared to a $317 million net loss in the first nine months of 2008.  We consider a key measure of our performance to be operating loss, which was $147 million for the first nine months of 2009, as compared to a $289 million operating loss in the first nine months of 2008.  Significant components of our consolidated operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$9,404	$11,771	$(2,367)	(20.1)%
Operating Expenses	9,551	12,060	(2,509)	(20.8)%
Operating Loss	(147)	(289)	(142)	(49.1)%
Nonoperating Income (Expense)	(220)	(138)	82	59.4%
Income Tax Benefit	-	110	(110)	(100.0)%

Net Loss	$(367)	$(317)	$50	15.8%

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the nine months ended September 30, 2009 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in September 30, 2009 YTD vs September 30, 2008 YTD
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$3,415	(21.3)%	(13.4)%	(9.1)%
Trans-Atlantic	1,700	(27.0)%	(20.3)%	(8.4)%
Latin America	1,126	(17.3)%	(17.0)%	(0.4)%
Pacific	699	(10.4)%	(15.6)%	6.1%
Total Mainline	6,940	(21.2)%	(15.9)%	(6.3)%

Regional	1,391	(23.7)%	(17.1)%	(8.0)%

Total	8,331	(21.6)%	(16.2)%	(6.5)%

Cargo	259	(32.4)%
Other	814	7.8%

Operating Revenue	$9,404	(20.1)%

Passenger revenue decreased significantly in the first nine months of 2009 as compared to the first nine months of 2008 due to reduced traffic, less capacity and lower RASM.  The reduced traffic and lower RASM reflects lower fares and less high yield business traffic attributable to the global recession.  The decline in demand has disproportionately reduced the volume of high yield traffic, as many business travelers are either curtailing their travel or purchasing lower yield economy tickets.

Cargo revenue decreased due to lower fuel surcharge rates and a decreased freight volume.  Other revenue increased due to the implementation of new fees for checking bags in 2008 and a change in how certain costs are handled under our capacity purchase agreement with ExpressJet, offset in part by a reduction in sublease income received from ExpressJet and decreased revenue associated with sales of mileage credits in our OnePass frequent flyer program and ticket change fees.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the nine months ended September 30 (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$2,507	$4,722	$(2,215)	(46.9)%
Wages, salaries and related costs	2,358	2,197	161	7.3%
Aircraft rentals	705	736	(31)	(4.2)%
Landing fees and other rentals	647	643	4	0.6%
Regional capacity purchase, net	641	838	(197)	(23.5)%
Distribution costs	467	558	(91)	(16.3)%
Maintenance, materials and repairs	473	478	(5)	(1.0)%
Depreciation and amortization	353	327	26	8.0%
Passenger services	282	315	(33)	(10.5)%
Special charges	68	141	(73)	NM
Other	1,050	1,105	(55)	(5.0)%
	$9,551	$12,060	$(2,509)	(20.8)%

Operating expenses decreased 20.8% primarily due to the following:

•
Aircraft fuel and related taxes decreased due to a 41.7% decrease in consolidated jet fuel prices and decreased flying.  Our average jet fuel price per gallon including related taxes decreased to $1.97 in the first nine months of 2009 from $3.38 in the first nine months of 2008.  Our average jet fuel price includes losses related to our fuel hedging program of $0.31 per gallon in the first nine months of 2009, compared to gains of $0.04 per gallon in the first nine months of 2008.

•
Wages, salaries and related costs increased primarily due to higher wage rates for certain workgroups offset by a 6% reduction in the number of employees in connection with capacity reductions.  Expenses in the first nine months of 2009 also include $121 million of higher pension expense resulting primarily from lower returns on plan assets.

•
Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in the second half of 2008 and the first nine months of 2009.  New aircraft delivered in 2008 and the first nine months of 2009 were purchased, with the related expense being reported in depreciation and amortization and interest expense.

•
Regional capacity purchase, net, includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  The net amounts consisted of the following for the nine months ended September 30 (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Capacity purchase expenses	$641	$960	$(319)	(33.2)%
Aircraft sublease income	-	(122)	(122)	(100.0)%
Regional capacity purchase, net	$641	$838	$(197)	(23.5)%

Capacity purchase expenses decreased due to rate reductions in conjunction with our amended capacity purchase agreement with ExpressJet effective July 1, 2008 and capacity reductions.  There was no aircraft sublease income in the nine months ended September 30, 2009 because ExpressJet no longer pays sublease rent for aircraft operated on our behalf.  Sublease income of $17 million and $72 million on aircraft operated by ExpressJet outside the scope of our capacity purchase agreement with ExpressJet for the nine months ended September 30, 2009 and 2008, respectively, is recorded as other revenue.

•	Distribution costs decreased due to lower credit card discount fees, booking fees and travel agency commissions, all of which resulted from decreased passenger revenue.

•
Passenger services expenses decreased due to fewer meals and beverages in the first nine months of 2009 compared to the first nine months of 2008, resulting from the decreased demand for air travel in the weak economy, and lower mishandled baggage expenses.

•	Special charges. See Note 11 to our consolidated financial statements contained in Item 1 of this report for a discussion of the special charges.

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

Nonoperating Income (Expense).  Nonoperating expense increased $82 million in the first nine months of 2009 compared to the first nine months of 2008 due to the following:

•	Net interest expense increased $41 million primarily as a result of lower interest income.

•	Gain on sale of investments in 2008 consisted of $78 million related to the sale of our remaining interests in Copa.

•	Other-than-temporary impairment losses on investments were $29 million in the first nine months of 2008, reflecting the decline in value of student loan-related auction rate securities.

•
Other nonoperating income (expense) included fuel hedge ineffectiveness gains of $7 million and $18 million in the first nine months of 2009 and 2008, respectively.  The ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged.  Other nonoperating income (expense) in the first nine months of 2009 also included favorable foreign exchange gains and an increase in the fair value of the cash surrender value of company-owned life insurance policies.  In the first nine months of 2008, we recorded income of $9 million related to our investment in Copa, which we sold in May 2008.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.  As a result, our pre-tax losses for the first nine months of 2009 were not reduced by any tax benefit.

Segment Results of Operations

Statistical Information.  Certain statistical information for our segments' operations for the nine months ended September 30 is as follows:

			Increase
	2009	2008	(Decrease)

Mainline Operations:
Passengers (thousands)	34,619	37,714	(8.2)%
Revenue passenger miles (millions)	60,589	64,258	(5.7)%
Available seat miles (millions)	74,119	79,124	(6.3)%
Cargo ton miles (millions)	664	769	(13.7)%
Passenger load factor:
Mainline	81.7%	81.2%	0.5 pts.
Domestic	84.9%	83.5%	1.4 pts.
International	78.8%	78.9%	(0.1) pts.

Passenger revenue per available seat mile (cents)	9.36	11.13	(15.9)%
Total revenue per available seat mile (cents)	10.75	12.51	(14.1)%
Average yield per revenue passenger mile (cents)	11.45	13.71	(16.5)%
Average fare per revenue passenger	$202.62	$236.09	(14.2)%

Cost per available seat mile, including special charges (cents)	10.60	12.49	(15.1)%
Special charges per available seat mile (cents)	0.08	0.15	NM

Average price per gallon of fuel, including fuel taxes	$1.97	$3.38	(41.7)%
Fuel gallons consumed (millions)	1,061	1,159	(8.5)%

Aircraft in fleet at end of period (1)	338	351	(3.7)%
Average length of aircraft flight (miles)	1,549	1,496	3.5%
Average daily utilization of each aircraft (hours)	10:45	11:22	(5.5)%

Regional Operations:
Passengers (thousands)	12,932	13,795	(6.3)%
Revenue passenger miles (millions)	6,984	7,604	(8.2)%
Available seat miles (millions)	9,145	9,938	(8.0)%
Passenger load factor	76.4%	76.5%	(0.1) pts.
Passenger revenue per available seat mile (cents)	15.22	18.35	(17.1)%
Average yield per revenue passenger mile (cents)	19.93	23.98	(16.9)%
Aircraft in fleet at end of period (1)	266	279	(4.7)%
________________________

(1)
Excludes aircraft that were removed from service.  Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft subleased to other operators and operated outside the scope of our capacity purchase agreements.

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$7,970	$9,899	$(1,929)	(19.5)%

Operating Expenses:
Aircraft fuel and related taxes	2,088	3,912	(1,824)	(46.6)%
Wages, salaries and related costs	2,233	2,129	104	4.9%
Aircraft rentals	469	500	(31)	(6.2)%
Landing fees and other rentals	570	593	(23)	(3.9)%
Distribution costs	400	475	(75)	(15.8)%
Maintenance, materials and repairs	473	478	(5)	(1.0)%
Depreciation and amortization	343	318	25	7.9%
Passenger services	263	300	(37)	(12.3)%
Special charges	61	115	(54)	NM
Other	959	1,062	(103)	(9.7)%
	7,859	9,882	(2,023)	(20.5)%

Operating Income	$111	$17	$94	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating Revenue	$1,434	$1,872	$(438)	(23.4)%

Operating Expenses:
Aircraft fuel and related taxes	419	810	(391)	(48.3)%
Wages, salaries and related costs	125	68	57	83.8%
Aircraft rentals	236	236	-	-
Landing fees and other rentals	77	50	27	54.0%
Regional capacity purchase, net	641	838	(197)	(23.5)%
Distribution costs	67	83	(16)	(19.3)%
Depreciation and amortization	10	9	1	11.1%
Passenger services	19	15	4	26.7%
Special charges	7	26	(19)	NM
Other	91	43	48	NM
	1,692	2,178	(486)	(22.3)%

Operating Loss	$(258)	$(306)	$(48)	(15.7)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.  The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of wages, salaries and related costs, landing fees and other rentals, passenger services and other operating expenses.  These expenses increased for the regional segment due to changes in how certain costs are handled under our capacity purchase agreement with ExpressJet effective July 1, 2008 and the transition of management of certain airports to us from ExpressJet.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2009, we had $2.5 billion in unrestricted cash, cash equivalents and short-term investments, which is $101 million lower than at December 31, 2008.  At September 30, 2009, we also had $164 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.  Restricted cash, cash equivalents and short-term investments at December 31, 2008 totaled $190 million.  The decrease in restricted cash is primarily the result of the substitution of cash collateral for student loan-related auction rate securities previously posted as collateral under our workers’ compensation program.  The use of cash as collateral lowered the amount required to be posted.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At September 30, 2009, we had approximately $6.0 billion of debt and capital lease obligations, including $2.2 billion that will come due by the end of 2011 (consisting of $0.1 billion during the three months ending December 31, 2009, $1.0 billion during 2010 and $1.1 billion during 2011).  In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.  To meet these obligations, we must access the global markets for capital and/or achieve and sustain profitability.  Historically, we have obtained financing for many of these debt obligations and capital commitments, particularly the acquisition of aircraft and spare engines.

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

Sources and Uses of Cash

Operating Activities.  Net cash provided by operations for the nine months ended September 30, 2009 were $187 million compared to $3 million in the same period in 2008.  The increase in cash flows is the result of lower fuel costs partially offset by a drop in revenue in 2009.  Our operating loss was $142 million lower in the first nine months of 2009 than in the comparable period of 2008.

Investing Activities.  Cash flows provided by (used in) investing activities for the nine months ended September 30 were as follows (in millions):

	2009	2008	Change

Capital expenditures	$(301)	$(281)	$(20)
Aircraft purchase deposits refunded, net	42	61	(19)
Proceeds from sales of short-term investments, net	256	93	163
Proceeds from sales of property and equipment	46	76	(30)
Decrease (increase) in restricted cash, cash equivalents and short-term investments	26	(62)	88
Proceeds from sale of Copa stock	-	149	(149)
Proceeds from sales of other long-term investments	-	22	(22)
Expenditures for airport operating rights	(22)	(109)	87
Other cash flows from investing activities	(3)	-	(3)
Net cash provided by (used in) investing activities	$44	$(51)	$95

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of September 30, 2009, we had firm commitments to purchase 82 new Boeing aircraft scheduled for delivery from 2009 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 102 additional Boeing aircraft as of September 30, 2009.

Projected net capital expenditures for 2009 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$260	(A)
Non-fleet	120
Spare parts and capitalized interest	53
Total	$433
Aircraft purchase deposits refunded	(33)
Projected net capital expenditures	$400

(A)	Includes lease termination payments on seven 737-500 aircraft we temporarily took ownership of just prior to completing the sale of these aircraft to a third party.

Projected non-fleet capital expenditures are primarily for Star Alliance costs, ground service equipment and technology and terminal enhancements.  While some of our projected capital expenditures are related to projects we have committed to, a significant number of projects can be deferred.  Should economic conditions warrant, we will reduce our capital expenditures, and expect to be able to do so without materially impacting our operations.

Net purchase deposits refunded were lower in the first nine months of 2009 as the result of fewer aircraft deliveries in the first nine months of 2009 than in the first nine months of 2008.

Proceeds from sales of short-term investments were higher in the first nine months of 2009 than in the first nine months of 2008 due to the conversion of short-term investments to cash and cash equivalents.

We sold six Boeing 737-500 aircraft during the first nine months of 2009 to a foreign buyer and received cash proceeds of $38 million, in addition to deposits received in 2008.  We also have an agreement to sell five additional Boeing 737-500 aircraft to a different foreign buyer.  This sale is subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyer of these aircraft will be able to obtain financing for this transaction, that there will not be delays in deliveries or that the closing of this transaction will occur.  We hold cash deposits that secure the buyer’s obligations under the aircraft sale contract, and we are entitled to damages under the aircraft sale contract if the buyer does not take delivery of the aircraft when required.

Expenditures for airport operating rights relate to our acquisition of slots at London’s Heathrow Airport.

Financing Activities.  Cash flows (used in) provided by financing activities for the nine months ended September 30 were as follows (in millions):

	2009	2008	Change

Payments on long-term debt and capital lease obligations	$(542)	$(341)	$(201)
Proceeds from issuance of long-term debt	295	497	(202)
Proceeds from public offering of common stock	158	162	(4)
Proceeds from issuance of common stock pursuant to stock plans	6	13	(7)
Net cash (used in) provided by financing activities	$(83)	$331	$(414)

Cash flows related to financing activities were reduced by lower proceeds from issuances of debt and higher repayments of debt.  Debt issuances in the first nine months of 2008 included a $235 million advance purchase of frequent flyer mileage credits for the year 2016 and $113 million borrowed under a loan facility to finance a portion of aircraft pre-delivery payment requirements.

In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied this financing to 30 Boeing aircraft delivered to us in 2008 and 2009 and recorded related debt of $1.1 billion, including $121 million recorded in the first nine months of 2009 and $875 million recorded in the first nine months of 2008.

During the first nine months of 2009, we entered into loan agreements under which we borrowed $180 million.  This floating rate indebtedness is secured by five new Boeing 737-900ER aircraft and two Boeing 737-800 aircraft that this debt refinanced.

On July 1, 2009, we obtained financing for 12 currently owned Boeing aircraft and five new Boeing 737-900ERs.  A pass-through trust raised $390 million through the issuance of a single class of pass-through certificates bearing interest at 9%.  The proceeds from the sale of the certificates were initially held by a depositary in escrow for the benefit of the certificate holders until we issued equipment notes to the trust, which purchased such notes with a portion of the escrowed funds.  During the third quarter of 2009, we issued equipment notes with respect to the 12 currently owned aircraft, resulting in proceeds of $249 million cash for our general corporate purposes, and equipment notes with respect to four new Boeing 737-900ER aircraft, resulting in proceeds of $113 million to finance the purchase of the aircraft.  One remaining new Boeing 737-900ER aircraft will be financed through the issuance of $28 million of equipment notes in the fourth quarter of 2009.  We have recorded the principal amount of the equipment notes that we issued as debt on our consolidated balance sheet.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders are scheduled from January 2010 through July 2016.  Additionally, the certificates have the benefit of a liquidity facility under which a third party agrees to make up to three semiannual interest payments on the certificates if a default in the payment of interest occurs.

As discussed above, we have obtained financing for the one remaining new aircraft scheduled for delivery to us in 2009.  We also have backstop financing available for the two Boeing 777-200ER aircraft and 12 Boeing 737 aircraft scheduled for delivery in 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures.  We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable, and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover any resulting losses incurred by the manufacturer.

In August 2009, we completed a public offering of 14.4 million shares of Class B common stock at a price to the public of $11.20 per share, raising net proceeds of $158 million for general corporate purposes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

           There have been no material changes in market risk from the information provided in Exhibit 99.3, “Quantitative and Qualitative Disclosures About Market Risk (adjusted to reflect the retrospective application of FSP APB 14-1 and certain reclassifications related to fuel and related taxes)” to our Current Report on Form 8-K dated April 24, 2009, except as follows:

Aircraft Fuel.  As of September 30, 2009, our projected consolidated fuel requirements for the remainder of 2009 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

Fourth Quarter 2009
Gulf Coast jet fuel swaps	15%	$1.83	15%	$1.83
WTI crude oil swaps	5%	1.36	5%	1.36
Total	20%		20%

First Quarter 2010
Gulf Coast jet fuel swaps	5%	$1.94	5%	$1.94
WTI crude oil swaps	1%	1.62	1%	1.62
WTI crude oil call options	1%	1.88	N/A	N/A
Total	7%		6%

At September 30, 2009, our fuel derivatives were in a net asset position of $9 million resulting from the recent increase in crude oil prices.  Our fuel derivatives are reported at fair value in either prepayments and other current assets or accrued other current liabilities, depending on whether the individual contracts are in an asset or liability position.  We estimate that a 10% increase in the price of crude oil at September 30, 2009 would increase our net asset related to the fuel derivatives outstanding at that date by approximately $18 million.  We estimate that a 10% decrease in the price of crude oil at September 30, 2009 would decrease the fair value of our fuel hedges by approximately $20 million, resulting in a liability balance of $11 million and the requirement to post cash collateral with our counterparties totaling $4 million.  The required collateral amount could vary depending on which counterparties we have contracts with at any given time.  The total amount of the collateral that we might be required to post at any time would be up to the amount of our liability under the related derivative instruments to our respective counterparties, and in certain cases our fuel hedging counterparties can also require that we post additional collateral of up to 10% of the notional amounts of the contracts with those counterparties.

When our fuel hedges are in a liability position, we may be required to post cash collateral with our counterparties.  We were not required to post any such collateral at September 30, 2009.

Foreign Currency.  At September 30, 2009, we had forward contracts outstanding to hedge the following cash inflows (primarily from passenger ticket sales) in foreign currencies:

•	24% of our projected Japanese yen-denominated cash inflows through 2010
•	9% of our euro-denominated cash inflows through 2009

At September 30, 2009, the fair value of our foreign currency hedges was $(3) million and is included in accrued other liabilities in our consolidated balance sheet.  We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contacts at September 30, 2009 (in millions):

	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

Japanese yen	$11	$(43)	$(32)
Euro	1	(8)	(7)

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

           During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s dismissal of the case.  The plaintiffs now have the opportunity to appeal that ruling to the U.S. Supreme Court.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Risk Factors Relating to the Company

We have decided to change our global airline alliance, which involves significant transition and integration risks.  During 2008, we entered into framework agreements with United, Lufthansa and Air Canada, each a member of Star Alliance, pursuant to which we are winding down and exiting our participation in our current alliance, SkyTeam, and plan to join United, Lufthansa and Air Canada (and other member airlines) in Star Alliance.  We plan to exit SkyTeam effective with our last flight on October 24, 2009 and join Star Alliance on October 27, 2009.  This change from SkyTeam to Star Alliance involves significant transition and integration risks, both because we are required to end our participation in SkyTeam and wind down our existing SkyTeam relationships prior to our being able to participate in Star Alliance and because we may incur costs and/or a loss of revenue (or a delay in anticipated increased revenue from the new alliance) in connection with these changes.  The significant transition and integration risks include:

•
an inability to join or a delay in joining Star Alliance due to a lack of applicable approvals or difficulty in satisfying entrance requirements, including the requirement that we enter into certain bilateral agreements with each member of Star Alliance;

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

Delays in scheduled aircraft deliveries continue to adversely affect our ability to expand our international capacity.  Because all of our widebody aircraft are already fully utilized, we will need to acquire additional widebody aircraft to grow internationally when the level of demand for international air travel supports such growth.  We have contractual commitments to purchase the long-range widebody aircraft that we currently believe are necessary for our international growth, but significant delays in their deliveries have occurred.  We have been, and continue to be, adversely impacted by those delays.  If significant delays in the deliveries of these new aircraft continue to occur, we will only be able to accomplish international growth by trying to make alternate arrangements to acquire the necessary long-range aircraft, possibly on less financially favorable terms, including higher ownership and operating costs and potentially involving less efficient aircraft and significant delivery delays as well.

Risks Factors Relating to the Airline Industry

Expanded government regulation could further increase our operating costs and restrict our ability to conduct our business.  Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and can adversely affect us.  Additional laws, regulations, airport rates and charges and growth constraints have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  In addition, to address concerns about airport congestion, the FAA has designated certain airports, including New York Liberty, Kennedy and LaGuardia as “high density traffic airports,” and has imposed operating restrictions at these three airports, which may include capacity reductions.  In addition, the FAA has designated New York Liberty and Kennedy as Level 3 Coordinated Airports under the International Air Transport Association Worldwide Scheduling Guidelines, which requires us to participate in seasonal FAA procedures for capacity allocation and schedule coordination for New York Liberty and to have slots to operate at that airport.  Additional restrictions on airline routes and takeoff and landing slots may be proposed that could affect rights of ownership and transfer.  Although we do not believe that these current operating restrictions will have a material adverse effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or allocations or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators, which could have a material adverse effect on us.

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

Other regulatory actions that may be taken in the future by the U.S. government, other foreign governments or the International Civil Aviation Organization to address concerns about climate change and air emissions from the aviation sector are unknown at this time.  Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to purchase emission credits.  It is currently unknown, however, if any such legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the aviation industry.  The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.  Potential actions may include the imposition of requirements to purchase emission offsets or credits, which could require participation in emission trading (such as required in the European Union), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

Further, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available.  We cannot provide assurance that laws or regulations enacted in the future will not have a significant adverse effect on us.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Borrowings under July 2009 EETC.  During the third quarter of 2009, Continental borrowed a total of $362 million through the issuance of (i) $249 million in equipment notes to finance 12 currently owned Boeing aircraft and (ii) $113 million in equipment notes to finance the purchase of four new Boeing 737-900ER aircraft.  These equipment notes (“Equipment Notes”) are secured by such financed aircraft.  The funds used to purchase the Equipment Notes were raised in July 2009 through the sale of $390 million of a single class of pass-through certificates.  The proceeds from this sale of pass-through certificates are held in escrow pending financing of each aircraft.

Pursuant to the July 2009 note purchase agreement (the “Note Purchase Agreement”), the Equipment Notes are issued in a single series, bearing interest at the rate of 9% per annum.  The interest on the Equipment Notes and the escrowed funds is payable semiannually on each January 8 and July 8, beginning on January 8, 2010.  The principal payments on the Equipment Notes are scheduled on January 8 and July 8 in certain years, beginning on January 8, 2010.  The final payments will be due on July 8, 2016.

Maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default, including failure by Continental (in some cases after notice or the expiration of a grace period, or both) to make payments under the applicable indenture when due or to comply with certain covenants, as well as certain bankruptcy events involving Continental.  The Equipment Notes issued with respect to each aircraft will be secured by a lien on such aircraft and will also be cross-collateralized by the other aircraft financed pursuant to the Note Purchase Agreement.  Continental expects to issue an additional $28 million in Equipment Notes as it applies this financing to purchase a Boeing 737-900ER aircraft scheduled for delivery in the fourth quarter of 2009.

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

10.1*
Letter Agreement dated as of September 30, 2009 between Continental and Jeffery Smisek (clarifying certain terms of his Employment Agreement in connection with his promotion to Chairman, President and CEO on January 1, 2010).

10.2
Supplemental Agreement No. 50, dated as of July 23, 2009, to Purchase Agreement No. 1951 (“P.A. 1951”), dated July 23, 1996, between Continental and The Boeing Company (“Boeing”) relating to the purchase of Boeing 737 aircraft.  (1)

10.3	Supplemental Agreement No. 51, dated as of August 5, 2009, to P.A. 1951. (1)

10.4	Supplemental Agreement No. 52, dated as of August 31, 2009, to P.A. 1951. (1)

10.5	Supplemental Agreement No. 17, dated as of August 31, 2009, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.
*This exhibit relates to management contracts or compensatory plans or arrangements.
(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.
Registrant

Date: October 21, 2009	by:	/s/ Chris Kenny
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

10.1*
Letter Agreement dated as of September 30, 2009 between Continental and Jeffery Smisek (clarifying certain terms of his Employment Agreement in connection with his promotion to Chairman, President and CEO on January 1, 2010).

10.2
Supplemental Agreement No. 50, dated as of July 23, 2009, to Purchase Agreement No. 1951 (“P.A. 1951”), dated July 23, 1996, between Continental and The Boeing Company (“Boeing”) relating to the purchase of Boeing 737 aircraft.  (1)

10.3	Supplemental Agreement No. 51, dated as of August 5, 2009, to P.A. 1951. (1)

10.4	Supplemental Agreement No. 52, dated as of August 31, 2009, to P.A. 1951. (1)

10.5	Supplemental Agreement No. 17, dated as of August 31, 2009, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.
*This exhibit relates to management contracts or compensatory plans or arrangements.
(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.