Form 10-K
period 2009-12-31
CONTINENTAL AIRLINES INC /DE/
filed 2010-02-17
CIK 319687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes          No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes            No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of " large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer    X
Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company ___
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010
Class B Common Stock, $.01 par value per share	139,057,281 shares

__________________

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held on June 9, 2010: PART III

PART I

Item 1.   Business.

Overview

Continental Airlines, Inc., a Delaware corporation incorporated in 1980, is a major U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  The terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2009.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,000 daily departures.  As of December 31, 2009, we flew to 118 domestic and 124 international destinations and offered additional connecting service through alliances with domestic and foreign carriers. We directly served 28 Trans-Atlantic destinations, 11 Canadian cities, seven South American cities and four Trans-Pacific destinations from the U.S. mainland as of December 31, 2009.  In addition, we provide service to more destinations in Mexico and Central America than any other U.S. airline, serving 39 cities.  Through our Guam hub, CMI provides extensive service in the western Pacific, including service to more Japanese cities than any other U.S. carrier.

General information about us, including our Corporate Governance Guidelines and the charters for the committees of our Board of Directors, can be found on our website, continental.com.  Our Board has adopted the "Ethics and Compliance Guidelines," which apply to all directors, officers and employees of Continental and its subsidiaries and serve as our "Code of Ethics" under Item 406 of Regulation S-K and as our "Code of Business Conduct and Ethics" as required by Section 303A.10 of the New York Stock Exchange ("NYSE") Listed Company Manual.  The Ethics and Compliance Guidelines also are available on our website, and future amendments to or waivers from compliance with these guidelines will be disclosed on our website in accordance with Item 5.05 of Form 8-K.

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

Domestic Operations

We operate our domestic route system primarily through our hubs in the New York metropolitan area at Newark Liberty International Airport ("New York Liberty"), in Houston, Texas at George Bush Intercontinental Airport ("Houston Bush") and in Cleveland, Ohio at Hopkins International Airport ("Cleveland Hopkins").  Each of our domestic hubs is located in a large business and population center, contributing to a large amount of "origin and destination" traffic.  Our hub system allows us to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly.  The hub system also allows us to add service to a new destination from a large number of cities using only one or a limited number of aircraft.  As of December 31, 2009, we operated 75% of the average daily departures from New York Liberty, 84% of the average daily departures from Houston Bush and 65% of the average daily departures from Cleveland Hopkins, in each case based on scheduled passenger departures and including regional flights flown for us under capacity purchase agreements.

International Operations

We directly serve destinations throughout Europe, Asia, Canada, Mexico, Central and South America and the Caribbean.  We also provide service to numerous other destinations through codesharing arrangements with other carriers and have extensive operations in the western Pacific conducted by CMI.  As measured by 2009 available seat miles, approximately 51% of our mainline operations is dedicated to international service.

New York Liberty is a significant international gateway for our operations.  From New York Liberty, we served 28 Trans-Atlantic destinations, four Trans-Pacific destinations, eight cities in Canada, four cities in Mexico, seven cities in Central America, four cities in South America and 16 Caribbean destinations at December 31, 2009.  We expect to begin daily service between New York Liberty and Munich, Germany in March 2010.

Houston Bush is the focus of our flights to destinations in Mexico and Central and South America.  As of December 31, 2009, we flew from Houston Bush to 29 cities in Mexico, ten cities in Central America, seven cities in South America, six Caribbean destinations, four cities in Canada, four cities in Europe and Tokyo.

At December 31, 2009, we flew from Cleveland Hopkins to two cities in Canada, San Juan, Puerto Rico and Cancun, Mexico.

From its hub operations based on the island of Guam, as of December 31, 2009, CMI provided service to nine cities in Japan, more than any other U.S. carrier, as well as other Pacific rim destinations, including Manila, Philippines and Cairns, Australia.  CMI is the principal air carrier in the Micronesian Islands, where it pioneered scheduled air service in 1968.  CMI's route system is linked to the U.S. mainland through Tokyo and Honolulu, each of which CMI serves non-stop from Guam.  CMI began service from Guam and Honolulu to Nadi, Fiji in December 2009.

See Item 8.  "Financial Statements and Supplementary Data, Note 18 - Segment Reporting," for operating revenue by geographical area.

Alliances

We have extensive commercial relationships with other airlines, which are often referred to generally as “alliances” and may include (a) codesharing (one carrier placing its name and flight number, or "code," on flights operated by the other carrier), (b) reciprocal frequent flyer program participation, reciprocal airport lounge access and other joint activities (such as seamless check-in at airports) and/or (c) capacity purchase agreements.  Alliances allow airlines to develop their route structures by enabling them to offer their passengers greater destination coverage, while providing member airlines with the potential for both increased revenues and cost savings.  We seek in particular to develop international alliance relationships that complement our own route system and permit expanded service through our hubs to major international destinations.  International alliances enable us to provide our passengers better connecting service from our international flights to other destinations beyond an alliance airline’s hub and expand the product line that we may offer in a foreign destination.

On October 27, 2009, we joined Star Alliance.  Star Alliance was established in 1997 as the first global airline alliance to offer customers worldwide reach and a smooth travel experience.  As a member of Star Alliance, we have bilateral commercial agreements with all 25 other Star Alliance members, including reciprocal earning and redemption of frequent flyer miles.  The members are Air Canada, Air China, Air New Zealand, All Nippon Airways (“ANA”), Asiana Airlines, Austrian Airlines, British Midland Airways (“bmi”), Brussels Airlines, EgyptAir, LOT Polish Airlines, Lufthansa, Scandinavian Airlines (“SAS”), Shanghai Airlines, Singapore Airlines, South African Airways, Spanair, Swiss International Air Lines, TAP Portugal, Thai Airways International, Turkish Airlines, United Airlines (“United”) and US Airways.  Regional member carriers Adria Airways (Slovenia), Blue1 (Finland) and Croatia Airlines enhance the global network.  Aegean Airlines, Air India and TAM Airlines have also been accepted as future members.  Overall, Star Alliance network offers more than 19,700 daily flights to 1,077 destinations in 175 countries.

As of December 31, 2009, we also had codesharing agreements with Star Alliance members United, Lufthansa, Air Canada, bmi and Asiana Airlines.  Codesharing with additional airlines in Star Alliance is being implemented, with codesharing with Air New Zealand, ANA and SAS expected to begin in March 2010.

On July 10, 2009, the U.S. Department of Transportation (“DOT”) approved our application to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity.  This approval enables us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service and provides competitive balance to antitrust-immunized carriers in SkyTeam.  Additionally, we, United, Lufthansa and Air Canada are permitted under antitrust immunity to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for our respective customers, offering those customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world.  The DOT’s approval of antitrust immunity is subject to certain conditions and limitations that are not expected to diminish materially the benefits of our participation in Star Alliance or the trans-Atlantic joint venture.  On December 23, 2009, we, United and ANA filed an application with the DOT for antitrust immunity to enable the three carriers to establish a trans-Pacific joint venture, offering similar benefits to our trans-Pacific customers.  We are seeking a modification to our pilot collective bargaining agreement to permit us to engage in revenue sharing with a domestic air carrier, which is a component of the proposed joint ventures.

           In addition to our current participation in Star Alliance, we have a domestic codesharing agreement with Hawaiian Airlines and international codesharing agreements with Copa Airlines (an airline based in Panama), Emirates (the flag carrier of the United Arab Emirates), EVA Airways Corporation (an airline based in Taiwan), Virgin Atlantic Airways and French rail operator SNCF.  Additionally, we have codeshare agreements with Gulfstream International Airlines, Hyannis Air Service, Inc. ("Cape Air"), Colgan Air, Inc. ("Colgan") and Hawaii Island Air, Inc. ("Island Air"), who provide us with commuter feed traffic.  We also have a train-to-plane alliance with Amtrak.

We have regional capacity purchase agreements with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), Chautauqua Airlines, Inc., ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc., Colgan Air, Inc. (“Colgan”), a wholly-owned subsidiary of  Pinnacle Airlines Corp., and Champlain Enterprises, Inc. ("CommutAir").  See Item 8. "Financial Statements and Supplementary Data, Note 16 - Regional Capacity Purchase Agreements" for further discussion of our capacity purchase agreements.

Except for the four regional capacity purchase agreements listed above, all of our codeshare relationships are currently free-sell codeshares, where the marketing carrier sells seats on the operating carrier's flights from the operating carrier's inventory, but takes no inventory risk.  In contrast, under our capacity purchase agreements, we (as the marketing carrier) purchase all seats on covered flights and are responsible for all scheduling, pricing and seat inventories.  Some of our alliance relationships include other cooperative undertakings such as joint purchasing, joint corporate sales contracts, airport handling, facilities sharing or joint technology development.

Regional Operations

Our regional operations are conducted by other operators on our behalf, primarily under capacity purchase agreements.  We schedule and market the regional flights provided for us by other operators under capacity purchase agreements.  Our regional operations using regional jet aircraft are conducted under the name "Continental Express" by ExpressJet and Chautauqua, and those using turboprop aircraft are conducted under the name "Continental Connection" by CommutAir and Colgan.  As of December 31, 2009, our regional operators served 102 destinations in the United States, 26 cities in Mexico and eight cities in Canada.  This regional service complements our operations by carrying traffic that connects onto our mainline jets and allows more frequent flights to smaller cities than could be provided economically with mainline jet aircraft.  Additional commuter feed traffic currently is provided to us by other alliance airlines, as discussed above.

Under our capacity purchase agreement with ExpressJet (the “ExpressJet CPA”), we purchase all of the capacity from the ExpressJet flights covered by the agreement.  In exchange for ExpressJet's operation of the flights and performance of other obligations under the ExpressJet CPA, we have agreed to pay ExpressJet a pre-determined rate, subject to annual inflation adjustments (capped at 3.5%), for each block hour flown (the hours from gate departure to gate arrival) and to reimburse ExpressJet for various pass-through expenses (with no margin or mark-up) related to the flights, including aviation insurance, property taxes, international navigation fees, depreciation (primarily aircraft-related), landing fees and certain maintenance expenses.  Under the ExpressJet CPA, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft operated on our behalf.  The ExpressJet CPA also contains incentive bonus and rebate provisions based upon ExpressJet's operational performance.

The capacity purchase provisions of the ExpressJet CPA currently cover a minimum of 190 regional jets and, as of December 31, 2009, ExpressJet operated 212 Embraer 50-seat regional jets under those provisions of the contract.  The minimum number of covered aircraft will be reduced as leases on covered aircraft expire.  The ExpressJet CPA will expire in June 2015, with provisions for an appropriate wind-down period, and has no renewal or extension options.  ExpressJet also subleases 32 Embraer 50-seat regional jets from us that are not operated on our behalf.

Chautauqua operates 50-seat regional jets as a Continental Express carrier under a capacity purchase agreement (the "Chautauqua CPA").  As of December 31, 2009, 22 aircraft were being flown by Chautauqua for us.  The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual inflation adjustments (capped at 3.5%), for each block hour flown for its operation of the aircraft.  Chautauqua supplies the aircraft that it operates under the agreement.  Aircraft are scheduled to be removed from service under the Chautauqua CPA each year through 2012, provided that we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for seven aircraft, subject to the renewal terms of the related aircraft lease.  Chautauqua also subleases five Embraer 37-seat aircraft from us that are not operated on our behalf.

Colgan operates fourteen 74-seat Bombardier Q400 twin-turboprop aircraft as a Continental Connection carrier on short and medium-distance routes from New York Liberty on our behalf.  Colgan operates the flights under a capacity purchase agreement with us.  In January 2009, we amended the capacity purchase agreement to increase by 15 the number of Q400 aircraft to be operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all of the aircraft that it operates under the agreement.

           Our capacity purchase agreement with CommutAir (the "CommutAir CPA") provides for CommutAir to operate sixteen 37-seat Bombardier Q200 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins and New York Liberty.  CommutAir supplies all of the aircraft that it operates under the agreement.

Marketing

As with other major domestic hub-and-spoke carriers, a majority of our revenue comes from tickets sold by travel agents.  Although we generally do not pay base commissions, we often negotiate compensation to travel agents based on their performance in selling our tickets or based on competitive conditions in particular markets.  A significant portion of our revenue, including a significant portion of our higher yield traffic, is derived from bookings made through third party global distribution systems ("GDSs") used by many travel agents and travel purchasers.

We use the internet to provide travel-related services for our customers and to reduce our overall distribution costs.  We have marketing agreements with internet travel service companies such as Expedia, Hotwire, Orbitz and Travelocity.  Although customers' use of the internet has helped to reduce our distribution costs, it also has lowered our yields because it has enhanced the visibility of competing fares offered by other carriers.

Our website, continental.com, is our lowest cost distribution channel.  We recorded approximately $3.2 billion in ticket sales on continental.com in 2009.  The site offers customers the ability to purchase, change and refund tickets on-line, to check-in on-line and to have direct access to information such as schedules, reservations, flight status, frequent flyer account information (including the ability to redeem and change reward travel) and Continental travel specials.  Tickets purchased through our website accounted for 30% of our passenger revenue during 2009.

Substantially all of our sales involve our electronic ticketing, or e-ticket, product.  Our e-ticket product enables us to process customer and revenue information more efficiently.  E-ticketed passengers have the ability to check-in at continental.com for all domestic and international travel.  On-line check-in allows customers to obtain a printed or electronic boarding pass from their home, office or hotel up to 24 hours prior to departure and to proceed directly to security at the airport, bypassing the ticket counter and saving time.  Passengers with baggage who check-in on-line may use special kiosks at our hub airports to check their bags rapidly.  E-ticketed passengers also can use self-service kiosks to check-in.  Our customers have access to approximately 1,600 Continental self-service kiosks at 173 airports throughout our system, including all domestic airports we serve.  During 2009, 84% of all check-ins were done on-line or at self-service kiosks.

Our first aircraft equipped with our new flat-bed BusinessFirst seats began service in the fourth quarter of 2009.  These seats, which will be offered on long-haul international routes, allow customers to lie completely flat and provide 6½ feet of sleeping space in the fully extended position (six feet four inches on Boeing 757-200 aircraft).  The seats include laptop power and feature 15.4-inch video monitors.   We will install the flat-bed seats on our entire fleet of Boeing 777, 757-200 and 767-200 aircraft and substantially all of our 767-400 aircraft, as well as on our Boeing 787 fleet as those aircraft are delivered to us.

Our Boeing 777 and 757-200 aircraft are currently equipped with Audio Video on Demand entertainment systems in each BusinessFirst/first class and economy seat.  Customers can start, stop, pause, rewind or fast forward movies and music at any time.  The system features a large selection of movies, television shows, music and interactive video games.  The system will also be provided on other aircraft equipped with flat-bed seats as those seats are installed.

We are installing DIRECTV® satellite programming on our entire fleet of narrowbody Next-Generation Boeing 737 aircraft (737-700, 737-800,737-900 and 737-900ER aircraft) and Boeing 757-300 aircraft.  DIRECTV® offers customers the choice of more than 100 channels of live television and previously recorded programming.  This service is complimentary in first class and available at each seat in economy class for a fee.  We have completed installation of DIRECTV® on 48 aircraft as of December 31, 2009 and expect to complete installation of DIRECTV® on our entire fleet of Boeing 737 Next-Generation aircraft by the end of 2010 and our Boeing 757-300 aircraft by mid-2011.

We introduced the cashless cabin in the fourth quarter of 2009, and expect to have a cashless environment on-board our entire fleet by early in the second quarter of 2010.  In a cashless cabin, flight crews accept credit and debit cards exclusively for on-board purchases.

Our Presidents Club lounges offer a wide range of amenities to make customers’ travel experience productive and enjoyable.  Services offered include complimentary beverages, light snacks and bar service, assistance with arrangements for travel on us, high-speed wireless Internet access, local telephone calls and fax machines.  Arrival shower facilities are available at select locations.  The lounges are available to Presidents Club members and to BusinessFirst customers, Star Alliance Gold Elite members and Star Alliance international first and business class customers on the day of travel.

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

Frequent Flyer Program and EliteAccess

We maintain our "OnePass" frequent flyer program to encourage repeat travel.  OnePass allows passengers to earn mileage credits by flying on us and certain other alliance carriers.  We also sell mileage credits to credit/debit card companies, hotels, car rental agencies, utilities and various shopping and gift merchants participating in OnePass.  Mileage credits can be redeemed for free, discounted or upgraded travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  Most travel awards are subject to capacity limitations.

During 2009, OnePass participants claimed approximately 1.3 million round-trip awards.  Frequent flyer awards accounted for an estimated 6.0% of our consolidated revenue passenger miles.  We believe displacement of revenue passengers by passengers who redeem rewards earned by flying on us is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.  At December 31, 2009, we had an outstanding liability associated with approximately 2.6 million free round-trip travel awards that were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Frequent Flier Accounting" for a detailed discussion concerning the accounting treatment of our OnePass frequent flier program.

Our EliteAccess service is offered to OnePass members who qualify for Elite status (based on the number of paid flight miles and the fares purchased in a calendar year), first class and BusinessFirst ticket holders and travelers with high-yield coach tickets who qualify as Elite for the Day.  EliteAccess passengers receive preferential treatment in the check-in, boarding and baggage claim areas, are not charged fees for checked bags and have special security lanes at certain airports.  We also provide a guarantee of no middle seat assignment for those passengers using a full-fare, unrestricted ticket.

Competition

The U.S. airline industry is characterized by substantial competition with respect to fares, fees, routes and services, which is particularly pronounced in domestic markets.  Carriers use discount fares to stimulate traffic during periods of slack demand, or when they begin service to new cities or have excess capacity, to generate cash flow and to establish, increase or preserve market share.  Many of our competitors have greater financial resources and/or lower cost structures than we do, in  some cases as the result of their bankruptcies and/or mergers.  In recent years, the domestic market share held by low-cost carriers has increased significantly and is expected to continue to increase.  The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient fare levels in domestic markets to achieve and sustain profitability.  We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve.  Several of our domestic competitors are continuing to increase their international capacity, including service to some destinations that we currently serve.  Additionally, the "open skies" agreement between the United States and the European Union, which became effective on March 30, 2008, is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers.  The “open skies” agreement between the United States and Japan announced in December 2009 is also likely to increase competition in affected markets if it becomes effective.  The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

We also compete with U.S. and foreign carriers, including major network carriers, low-cost carriers and regional carriers, throughout our global network on the basis of scheduling, availability of non-stop and connecting flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, on-board products, markets served and other services.

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

Employees

As of December 31, 2009, we had approximately 41,300 employees, which, due to the number of part-time employees, represents 39,640 full-time equivalent employees consisting of approximately 16,225 customer service agents, reservations agents, ramp and other airport personnel, 8,740 flight attendants, 6,195 management and clerical employees, 4,270 pilots, 4,090 mechanics and 120 dispatchers.  Approximately 45% of our full-time equivalent employees are represented by unions as of December 31, 2009.  The following table reflects the principal collective bargaining agreements, and their respective amendable dates, of Continental and CMI:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representing Union	Contract Amendable Date

Continental Flight Attendants	8,460	International Association of Machinists and Aerospace Workers ("IAM")	December 2009

Continental Pilots	4,270	Air Line Pilots Association International ("ALPA")	December 2008

Continental Mechanics	3,965	International Brotherhood of Teamsters ("Teamsters")	December 2008

CMI Fleet and Passenger Service Employees	420	Teamsters	November 2011

CMI Flight Attendants	280	IAM	December 2010

Continental Dispatchers	120	Transport Workers Union ("TWU")	December 2008

CMI Mechanics	125	Teamsters	December 2009

Continental Flight Simulator Technicians	40	TWU	December 2012

On February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the Teamsters.  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.

Approximately 97% of our full-time equivalent employees represented by unions as of December 31, 2009 are covered by collective bargaining agreements that are currently amendable or become amendable in 2010.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008 and those with our flight attendants and CMI mechanics became amendable in December 2009.  On July 6, 2009, our flight simulator technicians ratified a new four-year collective bargaining agreement with us.  With respect to our workgroups with amendable contracts, we have been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees, but to date the parties have not reached new agreements.  Negotiations often take considerable time.  For example, we began negotiating with our pilots’ union in February 2007, and we only received their first economic proposal in December 2009.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity will continue.

Industry Regulation and Airport Access

Federal Regulations.  We provide air transportation under certificates of public convenience and necessity issued by the DOT.  These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure by the holder of the certificate to comply with the terms and conditions of a certificate.  Continental and CMI each operate under a separate air carrier certificate issued by the Federal Aviation Administration ("FAA"), which may be amended, suspended or revoked by the FAA if the public interest and safety in air commerce so require.

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

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and can adversely affect us.  Additional laws, regulations, airport rates and charges and growth constraints have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  In addition, to address concerns about airport congestion, the FAA has designated certain airports, including New York Liberty, New York’s John F. Kennedy International Airport (“Kennedy”) and LaGuardia Airport (“LaGuardia”) as “high density traffic airports,” and has imposed operating restrictions at these three airports, which may include capacity reductions.  The FAA has also designated New York Liberty and Kennedy as Level 3 Coordinated Airports under the International Air Transport Association Worldwide Scheduling Guidelines, which requires us to participate in seasonal FAA procedures for capacity allocation and schedule coordination for New York Liberty and to have slots to operate at that airport.  Additional restrictions on airline routes and takeoff and landing slots may be proposed that could affect rights of ownership and transfer.  Although we do not believe that these current operating restrictions will have a material adverse effect on our operations at New York Liberty, we cannot predict the impact of future capacity constraints or allocations or other restrictions on our operations that might be imposed by the FAA, Congress or other regulators, which could have a material adverse effect on us.

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

For a U.S. carrier to fly to any international destination that is not subject to an "open skies" agreement (meaning all carriers have access to any destination in a particular country), it must first obtain approval from both the United States and the foreign country where the destination is located, which is referred to as a "foreign route authority."  Route authorities to some international destinations can be sold between carriers, and their value can vary because of limits on accessibility.  For those international routes where there is a limit on the number of carriers or frequency of flights, studies have shown that these routes have more value than those without restrictions.  To the extent foreign countries adopt open skies policies or otherwise liberalize or eliminate restrictions on international routes, those actions would increase competition and potentially decrease the value of a route.  We cannot predict what laws, treaties and regulations relating to international routes will be adopted or their resulting impact on us, but the overall trend in recent years has been an increase in the number of “open skies” agreements, as evidenced by “open skies” agreements between the United States and the European Union and between the United States and Japan (if it becomes effective).  The impact of any future changes in governmental regulation of international routes could be significant.

Environmental Regulations.  Many aspects of airlines' operations are also subject to increasingly stringent federal, state, local and foreign laws protecting the environment, including the imposition of additional taxes on airlines or their passengers.  Future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry.  The European Union has issued a directive to member states to include aviation in its Greenhouse Gas Emissions Trading Scheme (“ETS”), which requires us to begin monitoring our emissions of carbon dioxide effective January 1, 2010 and have emissions allowances equal to the amount of our carbon dioxide emissions to operate flights to and from member states of the European Union in January 2012 and thereafter, including flights between the United States and the European Union.  On December 16, 2009, we joined a lawsuit in the United Kingdom with the Air Transport Association of America, American Airlines (“American”) and United to challenge the extension of the European Union’s ETS to include aviation and the imposition of its requirements on us.  In addition, non-EU governments are expected to challenge the application of the EU ETS to their airlines; however, we may be forced to comply with the EU ETS requirements during the pendency of a legal challenge.  We may have to purchase emissions allowances through the EU ETS to cover EU flights that exceed our free allowances, which could result in substantial costs for us.

Other regulatory actions that may be taken in the future by the U.S. government, foreign governments (including the European Union), or the International Civil Aviation Organization to address climate change or limit the emission of greenhouse gases by the aviation sector are unknown at this time.  Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire allowances sufficient to offset the emissions resulting from combustion of their fuels.  We cannot predict, however, if any such legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the aviation industry.  In addition, effective January 14, 2010, the Administrator of the U.S. Environmental Protection Agency (“EPA”) found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare.  Although legal challenges and legislative proposals are expected that may invalidate this endangerment finding and the EPA’s assertion of authority under the Clean Air Act, the finding could result in EPA regulation of commercial aircraft emissions if EPA finds, as expected, that such emissions contribute to greenhouse gas pollution.

The impact to us and our industry from any additional legislation or regulations addressing climate change is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.  Potential actions may include the imposition of requirements on airlines or transportation fuel producers and importers to purchase emission offsets or credits, which could require participation in emissions allowance trading (such as required in the European Union) and increase the cost of carbon-based fuels (such as jet fuel), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided those procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system.  Some airports, including certain major airports serving Boston, Chicago, Los Angeles, San Diego, Orange County (California), Washington, D.C., Denver and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number and scheduling of hourly or daily operations.  In some instances, these restrictions have caused curtailments in services or increased operating costs, and could limit our ability to expand our operations at the affected airports.  Local authorities at other airports could consider adopting similar noise regulations.  Some foreign airports, including major airports in countries such as the United Kingdom, France, Spain, Belgium, Germany and Japan, have adopted similar restrictions to limit noise, and in some instances our operations and costs have been adversely affected in the same manner as described above.

Item 1A.  Risk Factors.

           There are many factors that continue to threaten our operations, financial condition, results of operations and liquidity.  These factors are discussed below.

Risk Factors Relating to the Company

Fuel prices or disruptions in fuel supplies could have a material adverse effect on us.  Expenditures for fuel and related taxes represent the largest single cost of operating our business.  These costs include fuel costs on flights flown for us under capacity purchase agreements.  Our operations depend on the availability of jet fuel supplies, and our results are significantly impacted by changes in jet fuel prices, especially during periods of high volatility such as 2008.  If fuel prices rise significantly in a short period of time, we may be unable to increase fares or other fees sufficiently to offset fully our increased fuel costs.

We routinely hedge a portion of our future fuel requirements to protect against rising fuel costs.  However, there can be no assurance that our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty's bankruptcy.  Because of the large volume of jet fuel that we consume in our business, entering into hedge contracts for any substantial portion of our future projected fuel requirements is costly.  Additionally, a deterioration in our financial condition could negatively affect our ability to enter into new hedge contracts in the future.

Significant declines in fuel prices (such as those experienced in the last six months of 2008) may increase the costs associated with our fuel hedging arrangements to the extent we have entered into swaps or collars.  Swaps and put options sold as part of a collar obligate us to make payments to the counterparty upon settlement of the contracts if the price of the commodity hedged falls below the agreed upon amount.  Historically, declining crude oil prices have resulted in our being required to post significant amounts of collateral to cover potential amounts owed with respect to swap and collar contracts that have not yet settled.  Additionally, lower fuel prices may result in increased industry capacity and lower fares, especially to the extent that reduced fuel costs justify increased utilization by airlines of less fuel efficient aircraft that are unprofitable during periods of higher fuel prices.

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

Disruptions in the global capital markets coupled with our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations.  As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At December 31, 2009, we had approximately $6.3 billion of debt and capital lease obligations, including $2.1 billion that will come due by the end of 2011 (consisting of $1.0 billion during 2010 and $1.1 billion during 2011).

In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines. To meet these obligations, we must access the global capital markets and/or achieve and sustain profitability.  If there are future disruptions in the global capital markets, as were experienced in late 2008 through mid-2009, we may be unable to obtain financing or otherwise access the capital markets on favorable terms.  See “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Item 7 of this report for a discussion of our obligations and the status of our efforts to meet our financing needs.

Credit rating downgrades could have a material adverse effect on our liquidity.  Reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, we would have to post additional collateral under our credit card processing agreements with Chase Bank USA, N.A. ("Chase") and American Express and under our workers' compensation program if our debt rating falls below specified levels, as described below.

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

The amount of additional cash collateral that we may be required to post if we fail to comply with the financial covenants described above, which is based on our then-current air traffic liability exposure (as defined in each agreement), could be significant.  See “Financial Statements and Supplementary Data, Note 19 – Commitments and Contingencies” included in Item 8 of this report for a detailed discussion of our collateral posting obligations under these credit card processing agreements.

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

Our obligations for funding our defined benefit pension plans are affected by factors beyond our control.  We have defined benefit pension plans covering substantially all of our U.S. employees other than employees of our Chelsea Food Services division and CMI.  The timing and amount of our funding requirements under these plans depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside of our control, such as the number of retiring employees, asset returns, interest rates and changes in pension laws.  Changes to these and other factors, such as liquidity requirements, that can significantly increase our funding requirements could have a material adverse effect on our financial condition.

Our initiatives to increase revenues may not be adequate or successful.  As we seek to achieve and sustain profitability, we must continue to take steps to generate additional revenues.  These measures include charging separately for services that previously had been included within the price of a ticket, charging for other goods and services and increasing our existing fees.  We intend to introduce additional ancillary revenue initiatives in the future.  We can offer no assurance that these new measures or any future initiatives will be successful in increasing our revenues.  Additionally, the implementation of some of these initiatives could create technical and logistical challenges for us.  Any new and increased fees or charges might also reduce the demand for travel on our airline or across the airline industry in general, particularly in light of current weakened global economic conditions.

           Delays in scheduled aircraft deliveries continue to adversely affect our ability to expand our international capacity.  Because all of our widebody aircraft are already fully utilized, we will need to acquire additional widebody aircraft to grow internationally when the level of demand for international air travel supports such growth.  We have contractual commitments to purchase the long-range widebody aircraft that we currently believe are necessary for our international growth, but significant delays in their deliveries have occurred.  We have been, and continue to be, adversely impacted by those delays.  If significant additional delays in the deliveries of these new aircraft occur, we will only be able to accomplish international growth by making alternate arrangements to acquire the necessary long-range aircraft, if available and possibly on less financially favorable terms, including higher ownership and operating costs.

Labor disruptions could adversely affect our operations.  Although we enjoy generally good relations with our employees, we can provide no assurance that we will be able to maintain these good relations in the future or avoid labor disruptions, including a strike.  The amendable dates for many of our collective bargaining agreements have passed, including the agreements with the unions representing our pilots, flight attendants and mechanics.  We are currently in talks with representatives of the applicable unions.  We cannot predict the outcome of these negotiations, and any labor disruption, including a strike, that results in a prolonged significant reduction in flights would have a material adverse effect on our results of operations and financial condition.

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

Interruptions or disruptions in service at one of our hub airports could have a material adverse effect on our operations.  We operate principally through our hub operations at New York Liberty, Houston Bush, Cleveland Hopkins and Guam.  Substantially all of our flights either originate from or fly into one of these locations, contributing to a large amount of "origin and destination" traffic.  A significant interruption or disruption in service at one of our hubs resulting from air traffic control delays, weather conditions, growth constraints, relations with third party service providers, failure of computer systems, labor relations, fuel supplies, terrorist activities, security breaches or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, our business could be materially adversely affected.

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

Our net operating loss carryforwards may be limited.  At December 31, 2009, we had estimated net operating loss carryforwards ("NOLs") of $3.9 billion for federal income tax purposes that expire beginning in 2020 and continuing through 2029.  Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.16% for December 2009).  Any unused annual limitation may be carried over to later years.

For purposes of Section 382, increases in share holdings by, or that result in a person becoming, a holder of 5% or more of the outstanding shares of our common stock are aggregated for purposes of determining whether an "ownership change" has occurred.  Because our common stock has been trading at low market prices, the cost of acquiring a sufficient number of shares of our common stock to become a holder of 5% or more of the outstanding shares, and the cost of acquiring additional shares by existing holders, has decreased significantly from historical levels, increasing the possibility that we could experience an "ownership change."  Although we cannot currently predict whether or when such an "ownership change" may occur, an ownership change as of December 31, 2009 would have resulted in a $103 million limit to our annual NOL utilization, before consideration of any built-in gains.  The imposition of this limitation on our ability to use our NOLs to offset future taxable income could cause us to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.  In addition, depending on the market value of our common stock at the time of any such ownership change, a limitation on our ability to use our NOLs could require us to recognize a significant non-cash tax charge, the amount of which we cannot estimate at this time.

Risk Factors Relating to the Airline Industry

The global recession could continue to result in less demand for air travel.  The airline industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and global economies.  The severe economic recession in the U.S. and global economies had a substantial negative impact on the demand for air carrier services beginning in the fourth quarter of 2008.  This decline in demand has disproportionately reduced the volume of high-yield traffic in the premium cabins on domestic and international flights, as many business travelers either curtailed their travel or purchased lower yield economy tickets.  The diminished volume of high-yield traffic has significantly reduced airline revenues since the fourth quarter of 2008.

We cannot predict how quickly or fully demand for air travel will recover.  Stagnant or worsening global economic conditions that continue to contribute to the loss of business and leisure traffic, particularly the loss of high-yield international traffic in our first class and BusinessFirst cabins, could have a material adverse effect on our results of operations and financial condition.

The airline industry is highly competitive and susceptible to price discounting.  The U.S. airline industry is characterized by substantial price competition, especially in domestic markets.  Carriers use discount fares to stimulate traffic during periods of slack demand, or when they begin service to new cities or have excess capacity, to generate cash flow and to establish, increase or preserve market share.  Some of our competitors have greater financial resources (including a larger percentage or more favorable fuel hedges against price increases) and/or lower cost structures than we do, in some cases as the result of bankruptcies and/or mergers.  In recent years, the domestic market share held by low-cost carriers has increased significantly and is expected to continue to increase.  The increased market presence of low-cost carriers, which engage in substantial price discounting, has diminished the ability of the network carriers to maintain sufficient fare levels in domestic markets to achieve sustained profitability.  We cannot predict whether or for how long these trends will continue.

In addition to price competition, airlines also compete for market share by increasing the size of their route system and the number of markets they serve.  Several of our domestic competitors have increased their international capacity, including service to some destinations that we currently serve.  Additionally, the "open skies" agreement between the United States and the European Union, which became effective on March 30, 2008 is resulting in increased competition from European and U.S. airlines in these international markets, and may give rise to additional consolidation or better integration opportunities among European carriers.  The “open skies” agreement between the United States and Japan announced in December 2009 is also likely to increase competition in affected markets if it becomes effective.  The increased competition in these international markets, particularly to the extent our competitors engage in price discounting, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions, and which could include the temporary grounding of an entire aircraft type if the FAA identifies design, manufacturing, maintenance or other issues requiring immediate corrective action.  FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, aircraft operation and safety and increased inspections and maintenance procedures to be conducted on older aircraft.  These FAA directives or requirements could have a material adverse effect on us.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment, including the imposition of additional taxes on airlines or their passengers.  Future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry.  The European Union has issued a directive to member states to include aviation in its Greenhouse Gas ETS, which requires us to begin monitoring our emissions of carbon dioxide effective January 1, 2010 and have emissions allowances equal to the amount of our carbon dioxide emissions to operate flights to and from member states of the European Union in January 2012 and thereafter, including flights between the United States and the European Union.  On December 16, 2009, we joined a lawsuit in the United Kingdom with the Air Transport Association of America, American and United to challenge the extension of the European Union’s ETS to include aviation and the imposition of its requirements on us.  In addition, non-EU governments are expected to challenge the application of the EU ETS to their airlines; however, we may be forced to comply with the EU ETS requirements during the pendency of a legal challenge.  We may have to purchase emissions allowances through the EU ETS to cover EU flights that exceed our free allowances, which could result in substantial costs for us.

Other regulatory actions that may be taken in the future by the U.S. government, other foreign governments or the International Civil Aviation Organization to address concerns about climate change and air emissions from the aviation sector are unknown at this time.  Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire allowances sufficient to offset the emissions resulting from combustion of their fuels.  We cannot predict, however, if any such legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the aviation industry.  In addition, effective January 14, 2010, the Administrator of EPA found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare.  Although legal challenges and legislative proposals are expected that may invalidate this endangerment finding and the EPA’s assertion of authority under the Clean Air Act, the finding could result in EPA regulation of commercial aircraft emissions if EPA finds, as expected, that such emissions contribute to greenhouse gas pollution.

    The impact to us and our industry from any additional legislation or regulations addressing climate change is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.  Potential actions may include the imposition of requirements on airlines or transportation fuel producers and importers to purchase emission offsets or credits, which could require participation in emissions allowance trading (such as required in the European Union) and increase the cost of carbon-based fuels (such as jet fuel), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

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

Additional terrorist attacks or international hostilities may further adversely affect our financial condition, results of operations and liquidity.  The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected our financial condition, results of operations and liquidity and the airline industry generally.  Airlines continue to be a target of terrorist attacks.  Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats such as the August 2006 terrorist plot targeting multiple airlines, including us), could negatively affect us and the airline industry.  The potential negative effects include increased security, insurance and other costs for us and lost revenue from increased ticket refunds and decreased ticket sales.  Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or other international hostilities involving the United States.

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

Through participation in airline alliances and/or joint ventures, carriers granted anti-trust immunity by the appropriate regulatory authorities are able to coordinate their routes, pool their revenues and costs and enjoy other mutual benefits, such as frequent flier program reciprocity, achieving many of the benefits of consolidation.  For example, in 2009, Air France-KLM, Delta and Northwest launched a new trans-Atlantic joint venture among those airlines that involves coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines.  American, British Airways and Iberia have received tentative DOT approval of their application for anti-trust immunity for a similar trans-Atlantic joint venture, which would also involve many of the same benefits.  Delta recently attempted to induce Japan Airlines to leave its current alliance and join Delta’s alliance, although it was unsuccessful.

There may be additional consolidation or changes in airline alliances and/or joint ventures in the future, any of which could result in one or more airlines or alliances with more extensive route networks and/or lower costs structures than currently exist, changing the competitive landscape for the airline industry and having a material adverse effect on us.

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

Public health threats affecting travel behavior could have a material adverse effect on the industry.  Public health threats, such as the H1N1 flu virus, the bird flu, Severe Acute Respiratory Syndrome (SARs) and other highly communicable diseases, outbreaks of which have occurred in various parts of the world in which we operate, could adversely impact our operations and the worldwide demand for air travel.  Travel restrictions or operational problems, such as quarantining of personnel or inability to access our facilities or aircraft in any part of the world in which we operate, or any reduction in the demand for air travel caused by public health threats in the future, may materially adversely affect our operations and financial results.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

Flight Equipment

As of December 31, 2009, our operating fleet consisted of 337 mainline jets and 264 regional aircraft.  The 337 mainline jets are operated exclusively by us, while the 264 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 212 are leased or subleased to ExpressJet and operated on our behalf under a capacity purchase agreement with ExpressJet, 37 are subleased to other operators but are not operated on our behalf and 25 are temporarily grounded.  Additionally, our regional operating fleet includes 52 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of December 31, 2009:

						Seats in	Average
				Third-Party		Standard	Age
Aircraft Type	Total	Owned	Leased	Aircraft		Configuration	(In Years)

Mainline (a):
777-200ER	20	8	12	-		285	9.6
767-400ER	16	14	2	-		235	8.3
767-200ER	10	9	1	-		174	8.8
757-300	18	9	9	-		216	7.3
757-200	41	15	26	-		175	12.9
737-900ER	30	30	-	-		173	1.2
737-900	12	8	4	-		173	8.3
737-800	117	44	73	-		160	7.8
737-700	36	12	24	-		124	11.0
737-500	34	-	34	-		114	13.7
737-300	3	3	-	-		124	23.6
Total mainline	337	152	185	-			9.0

Regional (b):
ERJ-145XR	89	-	89	-		50
ERJ-145	138	18	105	15	(c)	50
CRJ200LR	7	-	-	7	(c)	50
Q400	14	-	-	14	(d)	74
Q200	16	-	-	16	(e)	37
Total regional	264	18	194	52

Total	601	170	379	52

(a)
Excludes seven grounded Boeing 737-500 aircraft (four owned and three leased) and ten grounded Boeing 737-300 aircraft (seven owned and three leased) and two leased 757-300 aircraft delivered but not yet placed into service.

(b)
Excludes 25 ERJ-135 aircraft that are temporarily grounded and 15 ERJ145XR aircraft, 17 ERJ-145 aircraft and five ERJ-135 aircraft that are subleased to other operators, but are not operated on our behalf.

(c)	Operated by Chautauqua under a capacity purchase agreement.
(d)	Operated by Colgan under a capacity purchase agreement.
(e)	Operated by CommutAir under a capacity purchase agreement.

Most of the aircraft and engines we own are subject to mortgages.

Mainline Fleet Activity.  During 2009, we placed into service 13 new Boeing 737-900ER aircraft, one new Boeing 737-800 aircraft and one leased Boeing 757-300 aircraft.  We removed 20 Boeing 737-300 aircraft and eight Boeing 737-500 aircraft from service during 2009.  We removed three additional Boeing 737-500 aircraft and one Boeing 737-300 aircraft from service in January 2010.  By March 2010, we expect to remove our two remaining Boeing 737-300 aircraft from service.

At December 31, 2009, we had four owned and three leased Boeing 737-500 aircraft that were grounded.  We had also grounded seven owned and three leased Boeing 737-300 aircraft.  The three leased Boeing 737-300 aircraft were returned to the lessor in January 2010 and the leases on the three Boeing 737-500 aircraft will expire during the first half of 2012.

During 2009, we sold eight 737-500 aircraft to foreign buyers.  We sold one grounded Boeing 737-500 aircraft to a foreign buyer in February 2010 and have agreements to sell the three remaining grounded Boeing 737-500 aircraft to foreign buyers.  These sales are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be delays in deliveries or that the closing of these transactions will occur.  We hold cash deposits that secure the buyers’ obligations under the aircraft sale contracts and we are entitled to damages under the aircraft sale contract if the buyers do not take delivery of the aircraft when required.

We have also agreed to lease four Boeing 757-300 aircraft from Boeing Capital Corporation.  As of December 31, 2009, three of these aircraft had been delivered, one of which had been placed into service.  We expect all of these aircraft to be placed into service during 2010.

Regional Fleet Activity.  In January 2009, we amended our capacity purchase agreement with Colgan to increase by 15 the number of Q400 aircraft to be operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered to Colgan, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for ten years following the date the aircraft is delivered into service.  Colgan supplies all of the aircraft that it operates under the agreement.

In July 2009, we entered into agreements to sublease five temporarily grounded ERJ-135 aircraft to Chautauqua.  These aircraft will not be operated for us.  The subleases have terms of five years, but may be cancelled by the lessee under certain conditions after an initial term of two years.  The remaining 25 ERJ-135 aircraft continue to be temporarily grounded.  The leases on the 30 ERJ-135 aircraft expire in 2016 through 2018.  We are evaluating our options regarding these 25 aircraft, including permanently grounding them.

In December 2009, we agreed with ExpressJet to amend our capacity purchase agreement to permit ExpressJet to fly eight ERJ-145 aircraft for another carrier under a capacity purchase agreement.  These eight aircraft are subleased from us and were previously flown for us under our capacity purchase agreement.  As of December 31, 2009, two of these aircraft had been removed from service for us.  The remaining six aircraft will be removed from service for us during the first half of 2010.  The subleases have an average initial term of two and one-half years.

Firm Order and Option Aircraft.  As of December 31, 2009 we had firm commitments to purchase 84 new aircraft (55 Boeing 737 aircraft, four Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of December 31, 2009.

We are currently scheduled to take delivery of two Boeing 777 aircraft and 12 Boeing 737 aircraft in 2010.  Due to issues arising out of the governmental certification process used by the manufacturer of the coach seats on the Boeing 777 aircraft and the coach and first class seats on the Boeing 737 aircraft scheduled for delivery this year, we expect a delay in delivery of between one and six months for most of the aircraft scheduled for delivery in 2010.  This seat manufacturer also provided the seats installed on most of the Boeing aircraft currently in our fleet.  We do not believe these issues will have a material impact on our ability to continue to operate any of the aircraft in our fleet.

Facilities

Our principal facilities are located at New York Liberty, Houston Bush, Cleveland Hopkins and A.B. Won Pat International Airport in Guam.  Substantially all of these facilities are leased on a net-rental basis, as we are responsible for maintenance, insurance and other facility-related expenses and services.  At each hub location, we generally have multiple leases covering different types of facilities, and those leases have expiration dates ranging from 2010 to 2030.

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

See Item 8. “Financial Statements and Supplementary Data, Note 19 – Commitments and Contingencies” for a discussion of certain of our guarantees relating to our principal facilities, as well as our contingent liability for US Airways’ obligations under a lease agreement covering the East End Terminal at LaGuardia Airport.

Item 3.   Legal Proceedings.

Legal Proceedings

           During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District

of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court’s decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s dismissal of the case, and on December 18, 2009, the plaintiffs’ request for rehearing by the Sixth Circuit en banc was denied.  The plaintiffs now have the opportunity to appeal to the U.S. Supreme Court.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs’ claims are without merit, and we intend to defend vigorously any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Environmental Proceedings

Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly known as “Superfund”) and similar state environment cleanup laws, generators of waste disposed of at designated sites may, under certain circumstances, be subject to joint and several liability for investigation and remediation costs.  We (including our predecessors) have been identified as a potentially responsible party at one federal site and one state site that are undergoing or have undergone investigation or remediation.  Although applicable case law is evolving and some cases may be interpreted to the contrary, we believe that some or all of any liability claims associated with these sites were discharged by confirmation of our 1993 Plan of Reorganization, principally because our exposure is based on alleged offsite disposal known as of the date of confirmation.  Even if any such claims were not discharged, on the basis of currently available information, we believe that our potential liability for our allocable share of the cost to remedy each site (if and to the extent we are found to be liable) is not, in the aggregate, material; however, we have not been designated a “de minimis” contributor at either site.

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

At December 31, 2009, we had an accrual for estimated costs of environmental remediation throughout our system of $30 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2009.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our Class B common stock, which we refer to as our common stock, trades on the NYSE under the symbol “CAL.”  The table below shows the high and low sales prices for our common stock as reported in the consolidated transaction reporting system during 2009 and 2008.

		Class B Common Stock
		High	Low

2009	Fourth Quarter	$18.75	$10.94
	Third Quarter	$17.55	$8.76
	Second Quarter	$15.76	$7.86
	First Quarter	$21.83	$6.37

2008	Fourth Quarter	$20.89	$9.49
	Third Quarter	$21.40	$5.91
	Second Quarter	$23.42	$9.70
	First Quarter	$31.25	$17.19

As of February 16, 2010, there were approximately 18,890 holders of record of our common stock.  We paid no cash dividends on our common stock during 2009 or 2008 and have no current intention of doing so.

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

Equity Compensation Plans

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2009.

Issuer Purchases of Equity Securities

None.

Item 6.   SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2009 has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and note thereto included in Item 8. “Financial Statements and Supplementary Data” of this report.

Statement of Operations Data (in millions except per share data):
	Year Ended December 31,
	2009	2008	2007	2006	2005

Operating revenue	$12,586	$15,241	$14,232	$13,128	$11,208

Operating expenses	12,732	15,555	13,545	12,660	11,247

Operating income (loss)	(146)	(314)	687	468	(39)

Income (loss) before cumulative effect of change in accounting principle	(282)	(586)	439	361	(75)

Cumulative effect of change in accounting principle	-	-	-	(26)	-

Net income (loss)	(282)	(586)	439	335	(75)

Net income (loss) excluding special items (1)	(295)	(352)	529	296	(212)

Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(2.18)	$(5.54)	$ 4.53	$ 4.05	$(1.06)
Cumulative effect of change in accounting principle	-	-	-	(0.29)	-
Net income (loss)	$(2.18)	$(5.54)	$ 4.53	$ 3.76	$(1.06)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(2.18)	$(5.54)	$ 4.05	$ 3.51	$(1.08)
Cumulative effect of change in accounting principle	-	-	-	(0.23)	-
Net income (loss)	$(2.18)	$(5.54)	$ 4.05	$ 3.28	$(1.08)

(1)	See “Reconciliation of GAAP to non-GAAP Financial Measures” in this Item.

Balance Sheet Data (in millions):
	As of December 31,
	2009	2008	2007	2006	2005

Unrestricted cash, cash equivalents and short-term investments	$2,856	$2,643	$2,803	$2,484	$ 1,957

Total assets	12,781	12,686	12,105	11,308	10,529

Long-term debt and capital lease obligations	5,291	5,353	4,337	4,820	5,010

Stockholders’ equity	590	123	1,569	386	273

Selected Operating Data

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 79 or fewer seats.  As of December 31, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan under capacity purchase agreements.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Mainline Operations:
Passengers (thousands) (1)	45,573	48,682	50,960	48,788	44,939
Revenue passenger miles (millions) (2)	79,824	82,806	84,309	79,192	71,261
Available seat miles (millions) (3)	97,407	102,527	103,139	97,667	89,647
Cargo ton miles (millions)	948	1,005	1,037	1,075	1,018

Passenger load factor (4):
Mainline	81.9%	80.8%	81.7%	81.1%	79.5%
Domestic	84.8%	83.3%	83.9%	83.6%	81.2%
International	79.2%	78.2%	79.4%	78.2%	77.5%

Passenger revenue per available seat mile (cents)	9.49	11.10	10.47	9.96	9.32
Total revenue per available seat mile (cents)	10.92	12.51	11.65	11.17	10.46
Average yield per revenue passenger mile (cents) (5)	11.58	13.75	12.80	12.29	11.73
Average fare per revenue passenger	$204.89	$236.26	$214.06	$201.81	$188.67

Cost per available seat mile (cents)	10.75	12.44	10.83	10.56	10.22
Cost per available seat mile excluding special charges and aircraft fuel and related taxes (cents) (6)	7.79	7.50	7.57	7.42	7.42

Average price per gallon of fuel, including fuel taxes	$1.98	$3.27	$2.18	$2.06	$1.78
Fuel gallons consumed (millions)	1,395	1,498	1,542	1,471	1,376

Aircraft in fleet at end of period (7)	337	350	365	366	356
Average length of aircraft flight (miles)	1,550	1,494	1,450	1,431	1,388
Average daily utilization of each aircraft (hours) (8)	10:37	11:06	11:34	11:07	10:31

Regional Operations:
Passengers (thousands) (1)	17,236	18,010	17,970	18,331	16,076
Revenue passenger miles (millions) (2)	9,312	9,880	9,856	10,325	8,938
Available seat miles (millions) (3)	12,147	12,984	12,599	13,251	11,973
Passenger load factor (4)	76.7%	76.1%	78.2%	77.9%	74.7%
Passenger revenue per available seat mile (cents)	15.59	18.14	17.47	17.15	15.67
Average yield per revenue passenger mile (cents) (5)	20.34	23.83	22.33	22.01	20.99
Aircraft in fleet at end of period (7)	264	282	263	282	266

	Year Ended December 31,
	2009	2008	2007	2006	2005

Consolidated Operations:
Passengers (thousands) (1)	62,809	66,692	68,930	67,119	61,015
Revenue passenger miles (millions) (2)	89,136	92,686	94,165	89,517	80,199
Available seat miles (millions) (3)	109,554	115,511	115,738	110,918	101,620
Passenger load factor (4)	81.4%	80.2%	81.4%	80.7%	78.9%

Passenger revenue per available seat mile (cents)	10.17	11.89	11.23	10.82	10.07
Average yield per revenue passenger mile (cents) (5)	12.50	14.82	13.80	13.41	12.76

Cost per available seat mile (cents)	11.62	13.47	11.70	11.41	11.07
Cost per available seat mile excluding special charges and aircraft fuel and related taxes (cents) (6)	8.46	8.19	8.21	8.06	8.08

Average price per gallon of fuel, including fuel taxes	$1.97	$3.27	$2.18	$2.06	$1.78
Fuel gallons consumed (millions)	1,681	1,809	1,853	1,791	1,671

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.
(6)	See “Reconciliation of GAAP to non-GAAP Financial Measures” in this Item.
(7)
Excludes aircraft that were removed from service.  Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft that were subleased to other operators but not operated on our behalf.

(8)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Reconciliation of GAAP to non-GAAP Financial Measures

Non-GAAP financial measures are presented because they provide management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations or are unusual in nature.  A reconciliation of net income (loss) to the non-GAAP financial measure of net income (loss) excluding special items for the year ended December 31 is as follows (in millions):

	2009	2008	2007	2006	2005

Net income (loss) excluding special items:
Net income (loss) – GAAP	$(282)	$(586)	$439	$335	$(75)
Special charges:
Operating (expense) income:
Aircraft-related charges	(89)	(40)	22	18	16
Pension settlement/curtailment charges	(29)	(52)	(31)	(59)	(83)
Severance	(5)	(34)	-	-	-
Route impairment	(12)	(18)	-	-	-
Other	(10)	(37)	(4)	14	-

Other special (expense) income items:
Gains on sale of investments	-	78	37	92	204
Loss on fuel hedge contracts with Lehman Brothers	-	(125)	-	-	-
Other-than-temporary impairment of auction rate securities	-	(60)	-	-	-
Fair value of auction rate securities put right received	-	26	-	-	-

Income tax benefit (expense):
Intraperiod tax allocation	158	-	-	-	-
NOL utilization	-	28	(114)	-	-
Cumulative effect of change in accounting principal	-	-	-	(26)	-
Total special items – income (expense)	13	(234)	(90)	39	137

Net income (loss) excluding special items – non-GAAP	$(295)	$(352)	$529	$296	$(212)

Cost per available seat mile (CASM) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency.  CASM trends can be distorted by items that are not central to our ongoing operations or are unusual in nature.  Additionally, both the cost and availability of fuel are subject to many economic and political factors beyond our control.  CASM excluding special charges and aircraft fuel and related taxes provides management and investors the ability to measure our cost performance absent special items and fuel price volatility.  A reconciliation of GAAP operating expenses used to determine CASM to the non-GAAP operating expenses used to determine CASM excluding special charges and aircraft fuel and related taxes for the year ended December 31 is as follows (in millions, except CASM amounts):

	2009	2008	2007	2006	2005

Mainline cost per available seat mile excluding special charges and aircraft fuel and related taxes:
Operating expenses – GAAP	$10,471	$12,753	$11,171	$10,314	$ 9,162
Special charges:
Aircraft-related charges	(70)	(40)	22	18	16
Pension settlement/curtailment charges	(29)	(52)	(31)	(59)	(83)
Severance	(5)	(34)	-	-	-
Route impairment	(12)	(18)	-	-	-
Other	(9)	(11)	(4)	14	-
Aircraft fuel and related taxes	(2,755)	(4,905)	(3,354)	(3,034)	(2,443)
Operating expenses excluding above items – non-GAAP	$ 7,591	$ 7,693	$ 7,804	$ 7,253	$ 6,652

Available seat miles – mainline	97,407	102,527	103,139	97,667	89,647

CASM – GAAP (cents)	10.75	12.44	10.83	10.56	10.22
CASM excluding special charges and aircraft fuel and related taxes – non-GAAP (cents)	7.79	7.50	7.57	7.42	7.42

Consolidated cost per available seat mile excluding special charges and aircraft fuel and related taxes:
Operating expenses – GAAP	$12,732	$15,555	$13,545	$12,660	$11,247
Special charges:
Aircraft-related charges	(89)	(40)	22	18	16
Pension settlement/curtailment charges	(29)	(52)	(31)	(59)	(83)
Severance	(5)	(34)	-	-	-
Route impairment	(12)	(18)	-	-	-
Other	(10)	(37)	(4)	14	-
Aircraft fuel and related taxes	(3,317)	(5,919)	(4,034)	(3,697)	(2,974)
Operating expenses excluding above items – non-GAAP	$ 9,270	$ 9,455	$ 9,498	$ 8,936	$ 8,206

Available seat miles – consolidated	109,554	115,511	115,738	110,918	101,620

CASM – GAAP (cents)	11.62	13.47	11.70	11.41	11.07
CASM excluding special charges and aircraft fuel and related taxes – non-GAAP (cents)	8.46	8.19	8.21	8.06	8.08

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events.  All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  For examples of those risks and uncertainties, see the cautionary statements contained in Item 1A. “ Risk Factors – Risk Factors Relating to the Company” and “Risk Factors – Risk Factors Relating to the Airline Industry.”  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

Overview

We recorded a net loss of $282 million for the year ended December 31, 2009, as compared to a net loss of $586 million for the year ended December 31, 2008.  Our net loss in 2009 was primarily the result of the global recession.  Excluding special items, we recorded a net loss of $295 million for the year ended December 31, 2009, compared to a net loss of $352 million for the year ended December 31, 2008.  Net loss excluding special items is significant because it provides management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations or are unusual in nature.  A reconciliation of our net loss to the non-GAAP financial measure of net loss excluding special items is provided in Item 6.  “Selected Financial Data.”

2009 Financial Highlights

•	Passenger revenue decreased 18.9% during 2009 as compared to 2008, primarily due to lower fares and less high-yield business traffic attributable to the global recession.

•
Operating income (loss), a key measure of our performance, improved to a loss of $146 million in 2009 compared to a $314 million loss in 2008, primarily due to lower fuel prices offset by lower revenue.

•	We raised approximately $1.7 billion through the issuance of common stock, enhanced equipment trust certificates and convertible debt and through other new secured borrowings.

•	Unrestricted cash, cash equivalents and short-term investments totaled $2.9 billion at December 31, 2009, as compared to $2.6 billion at December 31, 2008.

2009 Operational Highlights

•	We joined Star Alliance on October 27, 2009.

•
Consolidated traffic decreased 3.8% and capacity decreased 5.2% during 2009 as compared to 2008, resulting in a consolidated load factor of 81.4%, 1.2 points higher than the prior year consolidated load factor.

•
We recorded a DOT on-time arrival rate of 78.8% for Continental mainline flights and a mainline segment completion factor of 99.5% for 2009, compared to a DOT on-time arrival rate of 74.0% and a mainline segment completion factor of 98.9% for 2008.  We also operated 101 days without a single mainline flight cancellation.

•
We placed into service 13 new Boeing 737-900ER, one new Boeing 737-800 and one leased Boeing 757-300 aircraft and removed 20 Boeing 737-300 and eight Boeing 737-500 aircraft from our mainline fleet.  The average age of our mainline fleet was nine years at December 31, 2009.

Outlook

The severe global economic recession significantly diminished the demand for air travel beginning in the fourth quarter of 2008 and disrupted the global capital markets, resulting in a difficult financial environment for U.S. network carriers.  Although we have seen some indications that the airline industry may be experiencing the early stages of a recovery, we cannot predict how quickly or fully demand for air travel will recover, and continued weakness in such demand would hinder our ability to achieve and sustain profitability.  Moreover, although access to the capital markets has improved over the past several months, as evidenced by our recent financing transactions, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms (or at all).  We must achieve and sustain profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Economic Conditions.  The severe economic recession in the U.S. and global economies has had a significant negative impact on the demand for air carrier services beginning in the fourth quarter of 2008.  Passenger revenue in 2009 for U.S. airlines, as reported by the Air Transport Association of America, declined 18% compared to 2008.  The decline in demand for air travel in 2008 and 2009 disproportionately reduced the volume of high-yield traffic, as many business travelers either curtailed their travel or purchased lower yield economy tickets.  Although recent improvements in corporate bookings and revenue trends suggest that the airline industry may be experiencing the early stages of a recovery, we cannot predict how quickly or fully demand for air travel will recover.  If global economic conditions fail to improve or worsen, resulting in continuing demand weakness and reduced revenues, we may be unable to offset the reduced revenues fully through further cost and capacity reductions or other measures.

In addition to its effect on demand for our services, the global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that was obtainable.  Although access to the capital markets has improved over the past several months, as evidenced by our recent financing transactions, if economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.

Fuel Costs.  We benefited from significantly lower fuel costs during 2009.  Our average consolidated (mainline and regional) jet fuel price per gallon including related taxes decreased to $1.97 in 2009 from $3.27 in 2008.  If fuel prices rise significantly from their current levels, we may be unable to raise fares or other fees sufficiently to offset fully our increased costs.

In an effort to address the risk of rising fuel prices, we enter into fuel hedging arrangements from time to time, including collars that minimize the up-front costs.  However, a precipitous decline in crude oil prices, as experienced during the second half of 2008, may result in significant costs to us in cases where our hedging arrangements obligate us to make payments to the counterparties to the extent that the price of crude falls below the applicable agreed-upon amounts.  Our hedge contracts for 2009, which were largely entered into before oil prices fell, resulted in $0.23 per gallon of additional fuel expense during 2009.

Based on our expected fuel consumption in 2010, a one dollar change in the price of a barrel of crude oil would change our annual fuel expense by approximately $41 million, assuming no changes to the refining margins and our fuel hedging program.  We believe that our modern, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers and a long-term hedge against rising fuel prices.

Revenue-Generating and Cost Saving Measures.  In response to the significant decline in revenue, we implemented a number of measures to raise revenues and reduce costs that are designed to achieve approximately $100 million in annual benefits when fully implemented in 2010.  These measures included the elimination of certain operational, management and clerical positions across the company during 2009.  We also increased or implemented fees for certain services we provide, including checked baggage.

Going forward, we intend to offer additional goods and services relating to air travel that will permit customers to select product attributes that they wish to consume, and pay for, and not select other product attributes that they do not wish to consume or pay for.  A portion of the goods and services will come from “unbundling” our current product, while another portion will come from goods and services that we do not currently offer.  The revenue that we derive from these goods and services, which is generally referred to as ancillary revenue, typically has higher margins than that of our core product and is an important element of our strategy to return to profitability and sustain that profitability.

Additionally, we will continue to invest in technology designed to assist customers with self-service.  We believe that many of our customers desire more control over their travel experience, and wish to use tools that will permit them to do so through all phases of travel, from pre-purchase to post-flight.  We will also invest in technology designed to help us make better operational decisions and more efficiently assist customers at airports, while lowering our operating costs.

Capacity.  Because of the adverse economic conditions in 2009, we reduced our consolidated capacity by 5.2% in 2009 and rescheduled aircraft deliveries.  We do not anticipate returning to significant capacity growth unless the level of demand for air travel, economic conditions and our financial performance improve sufficiently to justify such growth.  We expect only modest capacity growth for 2010, with our consolidated capacity increasing between 1.0% and 2.0%.  We expect our mainline capacity to increase between 1.5% and 2.5%, with mainline domestic capacity remaining about flat and mainline international capacity increasing between 4.0% and 5.0%.  The international capacity increase is primarily due to the run-rate of international routes added in 2009 and the restoration of our schedule to Mexico following our capacity reductions in 2009 related to the H1N1 flu virus.

Our future ability to grow our capacity could be adversely impacted by manufacturer delays in aircraft deliveries.  We currently expect the first of our 25 Boeing 787 aircraft to be delivered in the second half of 2011, approximately two and a half years late.

Star Alliance.  On October 27, 2009, we joined Star Alliance and implemented code-sharing and reciprocity of frequent flier programs, elite customer recognition and airport lounge use with United, Lufthansa, Air Canada and other Star Alliance members.

On July 10, 2009, the DOT approved our application to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity.  This approval enables us, United and these other immunized Star Alliance carriers to work closely together to deliver highly competitive international flight schedules, fares and service and provides competitive balance to antitrust-immunized carriers in SkyTeam.  Additionally, we, United, Lufthansa and Air Canada have received final DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network for our respective customers, offering those customers more service, scheduling and pricing options and establishing a framework for similar joint ventures in other regions of the world.  The DOT’s approval of antitrust immunity is subject to certain conditions and limitations that are not expected to diminish materially the benefits of our participation in Star Alliance or the trans-Atlantic joint venture.  On December 23, 2009, we, United and ANA filed an application with the DOT for antitrust immunity to enable the three carriers to establish a trans-Pacific joint venture, offering similar benefits to our trans-Pacific customers.  We are seeking a modification to our pilot collective bargaining agreement to permit us to engage in revenue sharing with a domestic air carrier, which is a component of the proposed joint ventures.

The full implementation of some of the arrangements relating to Star Alliance requires the approval of domestic and foreign regulatory agencies.  These agencies may deny us necessary approvals, delay certain approvals or, in connection with granting any such approvals, impose requirements, limitations or costs on us or on other Star Alliance members, or require us or them to divest slots, gates, routes or other assets.  In certain cases, such actions could prevent us from consummating the transactions contemplated by our alliance agreements.

Labor Costs.  Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure.  Approximately 97% of our full-time equivalent employees represented by unions as of December 31, 2009 are covered by collective bargaining agreements that are currently amendable or become amendable in 2010.  In addition, on February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the Teamsters.  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008 and those with our flight attendants and CMI mechanics became amendable in December 2009.  On July 6, 2009, our flight simulator technicians ratified a new four-year collective bargaining agreement with us.  With respect to our workgroups with amendable contracts, we have been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees, but to date the parties have not reached new agreements.  Negotiations often take considerable time.  For example, we began negotiating with our pilots’ union in February 2007, and we only received their first economic proposal in December 2009.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity can continue.

Results of Operations

Special Items.  The comparability of our financial results between years is affected by a number of special items.  Our results for each of the last three years include the following special items (in millions):

	Income (Expense)
	2009	2008	2007

Operating (expense) income:
Aircraft-related charges (1)	$ (89)	$ (40)	$ 22
Pension settlement charges (2)	(29)	(52)	(31)
Severance (1)	(5)	(34)	-
Route impairment (3)	(12)	(18)	-
Other (1)	(10)	(37)	(4)
Total special charges classified as operating items	(145)	(181)	(13)

Nonoperating (expense) income:
Gains on sales of investments (4)	-	78	37
Loss on fuel hedge contracts with Lehman Brothers (5)	-	(125)	-
Other-than-temporary impairment of auction rate securities (6)	-	(60)	-
Fair value of auction rate securities put right received (6)	-	26	-
Total special non-operating items	-	(81)	37

Income tax benefit (expense):
Intraperiod tax allocation (7)	158	-	-
NOL utilization (7)	-	28	(114)
Total special items – income (expense)	$ 13	$(234)	$ (90)

(1)	See Note 13 to our consolidated financial statements contained in Item 8 of this report.
(2)	See Note 11 to our consolidated financial statements contained in Item 8 of this report.
(3)	See Notes 1 and 2 to our consolidated financial statements contained in Item 8 of this report.
(4)	See Note 14 to our consolidated financial statements contained in Item 8 of this report.
(5)	See Note 7 to our consolidated financial statements contained in Item 8 of this report.
(6)	See Note 6 to our consolidated financial statements contained in Item 8 of this report.
(7)	See Note 12 to our consolidated financial statements contained in Item 8 of this report.

Comparison of Year Ended December 31, 2009 to December 31, 2008

Consolidated Results of Operations

Significant components of our consolidated operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating revenue	$12,586	$15,241	$ (2,655)	(17.4)%
Operating expenses	12,732	15,555	(2,823)	(18.1)%
Operating loss	(146)	(314)	(168)	(53.5)%
Nonoperating income (expense)	(293)	(381)	(88)	(23.1)%
Income tax benefit	157	109	48	44.0%
Net loss	$ (282)	$ (586)	$ (304)	(51.9)%

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the year ended December 31, 2009 and period to period comparisons for operating revenue, passenger revenue per available seat mile (“RASM”) and available seat miles (“ASMs”) by geographic region for our mainline and regional operations:

	Revenue	% Increase (Decrease) in 2009 vs 2008
	(in millions)	Revenue	RASM	ASMs

Passenger revenue:
Domestic	$ 4,581	(18.7)%	(12.6)%	(6.9)%
Trans-Atlantic	2,249	(24.6)%	(17.2)%	(8.9)%
Latin America	1,483	(15.3)%	(16.0)%	0.9%
Pacific	931	(8.4)%	(15.4)%	8.5%
Total Mainline	9,244	(18.8)%	(14.5)%	(5.0)%

Regional	1,894	(19.6)%	(14.0)%	(6.4)%

Total	11,138	(18.9)%	(14.5)%	(5.2)%

Cargo	366	(26.4)%
Other	1,082	7.4%

Operating revenue	$12,586	(17.4)%

Passenger revenue decreased significantly in 2009 as compared to 2008 due to reduced traffic, less capacity and lower RASM.  The reduced traffic and lower RASM reflects lower fares and less high-yield business traffic attributable to the global recession.  The decline in demand has disproportionately reduced the volume of high-yield traffic, as many business travelers are either curtailing their travel or purchasing lower yield economy tickets.

Cargo revenue decreased due to lower fuel surcharge rates and decreased freight volume.  Other revenue increased due to the implementation of new fees for checking bags in 2008 and a change in how certain costs are handled under our capacity purchase agreement with ExpressJet, offset in part by a reduction in sublease income received from ExpressJet and decreased revenue associated with sales of mileage credits in our OnePass frequent flyer program and ticket change fees.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the year ended December 31 (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$3,317	$ 5,919	$(2,602)	(44.0)%
Wages, salaries and related costs	3,137	2,957	180	6.1%
Aircraft rentals	934	976	(42)	(4.3)%
Regional capacity purchase, net	848	1,059	(211)	(19.9)%
Landing fees and other rentals	841	853	(12)	(1.4)%
Distribution costs	624	717	(93)	(13.0)%
Maintenance, materials and repairs	617	612	5	0.8%
Depreciation and amortization	494	438	56	12.8%
Passenger services	373	406	(33)	(8.1)%
Special charges	145	181	(36)	NM
Other	1,402	1,437	(35)	(2.4)%
	$12,732	$15,555	$(2,823)	(18.1)%

NM – Not meaningful

Operating expenses decreased 18.1% primarily due to the following:

•
Aircraft fuel and related taxes decreased due to a 39.8% decrease in consolidated jet fuel prices and decreased flying.  Our average jet fuel price per gallon including related taxes decreased to $1.97 in 2009 from $3.27 in 2008.  Our average jet fuel price includes losses related to our fuel hedging program of $0.23 per gallon in 2009 compared to losses of $0.10 per gallon in 2008.

•
Wages, salaries and related costs increased primarily due to $155 million of higher pension expense resulting primarily from lower returns on plan assets in 2008.  Higher wage rates and health insurance costs were offset by a 5% reduction in the number of full-time equivalent employees.

•
Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in 2008 and 2009.  New aircraft delivered in 2008 and 2009 were purchased, with the related expense being reported in depreciation and amortization and interest expense.

•
Regional capacity purchase, net, includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  The net amounts consisted of the following for the year ended December 31 (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Capacity purchase expenses	$848	$1,181	$(333)	(28.2)%
Aircraft sublease income	-	(122)	(122)	(100.0)%
Regional capacity purchase, net	$848	$1,059	$(211)	(19.9)%

Capacity purchase expenses decreased due to rate reductions in conjunction with our amended capacity purchase agreement with ExpressJet effective July 1, 2008 and capacity reductions.  There was no aircraft sublease income in 2009 because ExpressJet no longer pays sublease rent for aircraft operated on our behalf.  Sublease income on aircraft that were subleased to other operators, but not operated on our behalf, of $23 million and $76 million for 2009 and 2008, respectively, is recorded as other revenue.

•	Distribution costs decreased due to lower credit card discount fees, booking fees and travel agency commissions, all of which resulted from decreased passenger revenue.

•	Depreciation and amortization expense increased in 2009 due to higher capitalizable project costs, acceleration of depreciation on exiting aircraft and increased depreciation from new aircraft.

•
Passenger services expenses decreased due to fewer meals and beverages in 2009 compared to 2008, resulting from the decreased demand for air travel in the weak economy, and lower mishandled baggage expenses.

•	Special charges. See Note 13 to our consolidated financial statements contained in Item 8 of this report for a discussion of the special charges.

•
Other operating expenses decreased due to insurance settlements received in 2009 related to Hurricane Ike, reduced technology expenses resulting from new contracts, lower expense due to station closings, the impact on certain expenses of more favorable foreign currency exchange rates, lower OnePass reward expenses and lower ground handling, security and outside services costs as a result of capacity reductions, partially offset by increases in expenses resulting from changes in who is contractually responsible for certain costs under our capacity purchase agreement with ExpressJet.

Nonoperating Income (Expense).  Nonoperating expense decreased $88 million in 2009 compared 2008 due to the following:

•	Net interest expense increased $44 million primarily as a result of lower interest income.

•	Gain on sale of investments in 2008 consisted of $78 million related to the sale of our remaining interests in Copa.

•	Other-than-temporary impairment losses on investments included a loss of $60 million in 2008 to reflect the decline in the value of our student loan-related auction rate securities.

•
Other nonoperating income (expense) included fuel hedge ineffectiveness gains of $7 million and $26 million in 2009 and 2008, respectively.  The ineffectiveness was caused by our non-jet fuel derivatives experiencing a higher relative increase in value than the jet fuel being hedged.  Other nonoperating income (expense) in 2009 also included foreign exchange gains of $8 million, compared to losses of $37 million in 2008, and an increase in the fair value of the cash surrender value of company-owned life insurance policies.  Additionally, other nonoperating income (expense) in 2008 included $125 million expense related to changes in the fair value of fuel derivative contracts with Lehman Brothers that were deemed ineffective after Lehman Brothers declared bankruptcy and a gain of $26 million related to our receipt of a put right covering certain of the student loan-related auction rate securities.

Income Taxes.  We are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations.  As a result, we recorded a $158 million non-cash tax benefit on the loss from continuing operations for 2009, which is exactly offset by income tax expense on other comprehensive income.  However, while the income tax benefit from continuing operations is reported in our consolidated statement of operations, the income tax expense on other comprehensive income is recorded directly to other comprehensive income, which is a component of stockholders’ equity.  Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, our net deferred tax position at December 31, 2009 is not impacted by this tax allocation.

Excluding this special item, our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 79 or fewer seats.  As of December 31, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers’ operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for most revenue-related expenses, including commissions, reservations and catering.

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

Mainline Results of Operations.  Significant components of our mainline segment’s operating results for the year ended December 31 were as follows (in millions, except percentage changes):

	2009	2008	Increase (Decrease)	% Increase (Decrease)

Operating revenue	$10,635	$12,827	$(2,192)	(17.1)%

Operating expenses:
Aircraft fuel and related taxes	2,755	4,905	(2,150)	(43.8)%
Wages, salaries and related costs	2,968	2,850	118	4.1%
Aircraft rentals	621	662	(41)	(6.2)%
Landing fees and other rentals	741	782	(41)	(5.2)%
Distribution costs	534	611	(77)	(12.6)%
Maintenance, materials and repairs	617	612	5	0.8%
Depreciation and amortization	481	427	54	12.6%
Passenger services	349	384	(35)	(9.1)%
Special charges	125	155	(30)	NM
Other	1,280	1,365	(85)	(6.2)%
	10,471	12,753	(2,282)	(17.9)%

Operating income	$ 164	$ 74	$ 90	121.6%

The variances in specific line items for the mainline segment were due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment’s operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Operating revenue	$1,951	$2,414	$(463)	(19.2)%

Operating expenses:
Aircraft fuel and related taxes	562	1,014	(452)	(44.6)%
Wages, salaries and related costs	169	107	62	57.9%
Aircraft rentals	313	314	(1)	(0.3)%
Regional capacity purchase, net	848	1,059	(211)	(19.9)%
Landing fees and other rentals	100	71	29	40.8%
Distribution costs	90	106	(16)	(15.1)%
Depreciation and amortization	13	11	2	18.2%
Passenger services	24	22	2	9.1%
Special charges	20	26	(6)	NM
Other	122	72	50	69.4%
	2,261	2,802	(541)	(19.3)%

Operating loss	$ (310)	$(388)	$ (78)	(20.1)%

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it feeds passengers from smaller cities into our hubs.  The variances in specific line items for the regional segment reflect generally the same factors discussed under consolidated results of operations, with the exception of wages, salaries and related costs, landing fees and other rentals, passenger services and other operating expenses.  These expenses increased for the regional segment due to changes in who is contractually responsible for certain costs under our capacity purchase agreement with ExpressJet and the transition of management of certain airports to us from ExpressJet.

Comparison of Year Ended December 31, 2008 to December 31, 2007

Consolidated Results of Operations

Significant components of our consolidated operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating revenue	$15,241	$14,232	$ 1,009	7.1%
Operating expenses	15,555	13,545	2,010	14.8%
Operating income (loss)	(314)	687	(1,001)	NM
Nonoperating income (expense)	(381)	(131)	250	NM
Income tax benefit (expense)	109	(117)	226	NM

Net income (loss)	$ (586)	$ 439	$(1,025)	NM

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the year ended December 31, 2008 and period to period comparisons for operating revenue, RASM and ASMs by geographic region for our mainline and regional operations:

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

Cargo revenue increased due to higher fuel surcharge rates and increased mail volume.  Other revenue increased due to higher revenue associated with sales of mileage credits on our OnePass frequent flyer program, higher ticket change fees, the implementation of new fees for checking bags and changes in how certain costs are handled under the ExpressJet CPA.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the year ended December 31 (in millions, except percentage changes):

	2008	2007	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$ 5,919	$ 4,034	$1,885	46.7%
Wages, salaries and related costs	2,957	3,127	(170)	(5.4)%
Aircraft rentals	976	994	(18)	(1.8)%
Regional capacity purchase, net	1,059	1,113	(54)	(4.9)%
Landing fees and other rentals	853	790	63	8.0%
Distribution costs	717	682	35	5.1%
Maintenance, materials and repairs	612	621	(9)	(1.4)%
Depreciation and amortization	438	413	25	6.1%
Passenger services	406	389	17	4.4%
Special charges	181	13	168	NM
Other	1,437	1,369	68	5.0%
	$15,555	$13,545	$2,010	14.8%

Operating expenses increased 14.8% primarily due to the following:

•
Aircraft fuel and related taxes increased due to a 50.0% increase in jet fuel prices.  Our average jet fuel price per gallon including related taxes increased to $3.27 in 2008 from $2.18 in 2007.  Our average jet fuel price includes losses related to our fuel hedging program of $0.10 per gallon in 2008, compared to gains of $0.02 per gallon in 2007.

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

•
Regional capacity purchase, net includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  Regional capacity purchase, net is net of our rental income on aircraft leased to ExpressJet and flown for us in 2007 and the first six months of 2008.  Under the ExpressJet CPA, ExpressJet no longer pays sublease rent for aircraft operated on our behalf.  The net amounts consisted of the following for the year ended December 31 (in millions, except percentage changes):

				Increase	% Increase
		2008	2007	(Decrease)	(Decrease)

	Capacity purchase expenses	$1,181	$1,379	$(198)	(14.4)%
	Aircraft sublease income	(122)	(266)	(144)	(54.1)%
	Regional capacity purchase, net	$1,059	$1,113	$ (54)	(4.9)%

Regional capacity purchase, net did not change significantly compared to 2007.  Sublease income on aircraft that were subleased to other operators, but not operated on our behalf, of $76 million and $79 million for 2008 and 2007, respectively, is recorded as other revenue.

•	Landing fees and other rentals increased primarily due to a higher number of international flights and rate increases.

•	Distribution costs, which consist primarily of reservation booking fees, credit card fees and commissions, increased due to a 5.7% increase in passenger revenue.

•
Other operating expenses increased primarily due to a greater number of international flights, which resulted in increased air navigation fees and ground handling, security and related expenses, changes in who is contractually responsible for certain costs under the ExpressJet CPA and higher OnePass reward expenses.

•	Special charges. See Note 13 to our consolidated financial statements contained in Item 8 of this report for a discussion of the special charges.

Nonoperating Income (Expense).  Nonoperating income (expense) includes net interest expense (interest expense less interest income and capitalized interest), gains from dispositions of investments and any ineffectiveness of our derivative financial instruments.  Total nonoperating expense increased $250 million in 2008 compared to 2007 due to the following:

•
Net interest expense increased $72 million primarily due to lower interest income resulting from lower interest rates on investments and lower cash, cash equivalents and short-term investments balances.

•
Gain on sale of investments of $78 million in 2008 related to the sale of our remaining interests in Copa.  Gain on sale of investments in 2007 consisted of $30 million related to the sale of our interest in ARINC, Inc. (“ARINC”) and $7 million related to the sale of our remaining interest in Holdings.

•	Other-than-temporary impairment losses on investments included a loss of $60 million in 2008 to reflect the decline in the value of our student loan-related auction rate securities.

•
Other nonoperating income (expense) included $125 million expense related to changes in the fair value of fuel derivative contracts with Lehman Brothers that were deemed ineffective after Lehman Brothers declared bankruptcy in 2008.  This account also includes other fuel hedge ineffectiveness gains of $26 million and $14 million in 2008 and 2007, respectively, caused by our non-jet fuel derivatives experiencing a higher relative change in value than the jet fuel being hedged.  Other nonoperating income expense in 2008 also includes a gain of $26 million related to our receipt of a put right covering certain of the student loan-related auction rate securities.

Other variances in other nonoperating income (expense) include $37 million of foreign currency exchange losses in 2008 compared to gains of $2 million in 2007, a $16 million increase in the fair value of the cash surrender value of company owned life insurance policies in 2008 compared to a $3 million increase in 2007 and $6 million less equity in earnings of other companies in 2008 compared to 2007 resulting from our decreased ownership of Copa and Holdings.

Income Taxes.  In the fourth quarter of 2007, we recorded income tax expense of $114 million to increase the valuation allowance to be fully reserved for certain NOLs, expiring in 2008 through 2011, which more likely than not would not be realized prior to their expiration.  In the second quarter of 2008, we recorded an income tax benefit of $28 million resulting from higher utilization of those NOLs than had been previously anticipated.

Segment Results of Operations

Mainline Results of Operations.  Significant components of our mainline segment’s operating results for the year ended December 31 were as follows (in millions, except percentage changes):

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

Regional Results of Operations.  Significant components of our regional segment’s operating results for the year ended December 31 were as follows (in millions, except percentage changes):

			Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Operating revenue	$2,414	$2,213	$ 201	9.1%

Operating expenses:
Aircraft fuel and related taxes	1,014	680	334	49.1%
Wages, salaries and related costs	107	54	53	98.1%
Aircraft rentals	314	314	-	-
Regional capacity purchase, net	1,059	1,113	(54)	(4.9)%
Landing fees and other rentals	71	52	19	36.5%
Distribution costs	106	99	7	7.1%
Depreciation and amortization	11	13	(2)	(15.4)%
Passenger services	22	15	7	46.7%
Special charges	26	-	26	NM
Other	72	34	38	NM
	2,802	2,374	428	18.0%

Operating loss	$(388)	$(161)	$(227)	NM

The reported results of our regional segment do not reflect the total contribution of the regional segment to our system-wide operations.  The regional segment generates revenue for the mainline segment as it provides flow traffic to our hubs.  The variances in material line items for the regional segment reflect generally the same factors discussed under consolidated results of operations and changes in who is contractually responsible for certain costs under the ExpressJet CPA.

Liquidity and Capital Resources

As of December 31, 2009, we had $2.9 billion in unrestricted cash, cash equivalents and short-term investments, which is $213 million higher than at December 31, 2008.  At December 31, 2009, we also had $164 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers’ compensation claims, credit card processing contracts, letters of credit and performance bonds.  Restricted cash, cash equivalents and short-term investments at December 31, 2008 totaled $190 million.  The decrease in restricted cash is primarily the result of the substitution of cash collateral for student loan-related auction rate securities previously posted as collateral under our workers’ compensation program.  The use of cash as collateral lowered the amount required to be posted.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At December 31, 2009, we had approximately $6.3 billion of debt and capital lease obligations, including $2.1 billion that will come due by the end of 2011 (consisting of $1.0 billion during 2010 and $1.1 billion during 2011).  In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

We do not currently have any undrawn lines of credit or revolving credit facilities and most of our otherwise readily financeable assets are encumbered.  The global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that was obtainable.  Although access to the capital markets has improved over the past several months, as evidenced by our recent financing transactions, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms (or at all).  We must achieve and sustain profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Sources and Uses of Cash

Operating Activities.  Net cash flows provided by operations for the year ended December 31, 2009 were $362 million, an improvement of $686 million from the $324 million in net cash used by operating activities in 2008.  The increase in cash flows provided by operations in 2009 compared to 2008 is primarily the result of an improvement in operating results.  Our operating loss was $168 million lower in 2009 than in 2008.  Also, operating cash flows in 2008 were negatively impacted by our posting $171 million of cash collateral related to our fuel hedges, which were in a net liability position at December 31, 2008.

Investing Activities.  Cash flows used in investing activities for the year ended December 31 were as follows (in millions):

			Cash
			Increase
	2009	2008	(Decrease)

Capital expenditures	$(381)	$(373)	$ (8)
Aircraft purchase deposits refunded (paid), net	29	102	(73)
(Purchase) sale of short-term investments, net	180	115	65
Proceeds from sales of investments, net	30	171	(141)
Expenditures for airport operating rights	(22)	(131)	109
Proceeds from sales of property and equipment	64	113	(49)
Decrease (increase) in restricted cash, cash equivalents and short-term investments	26	(13)	39
Other cash flows from investing activities	(4)	-	(4)
Net cash used in investing activities	$ (78)	$ (16)	$ (62)

Capital expenditures for 2009 consisted of $264 million of fleet expenditures and $117 million of non-fleet expenditures.  Fleet expenditures in 2009 included the portion of the aircraft purchase price in excess of financings, the installation of winglets, the installation of Audio Video on Demand entertainment systems and flat-bed BusinessFirst seats for certain Boeing 777 and 757 aircraft and flight simulators and training equipment.  The 2009 non-fleet expenditures were primarily for Star Alliance-related costs, ground service equipment and technology and terminal enhancements.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of December 31, 2009, we had firm commitments to purchase 84 new Boeing aircraft scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of December 31, 2009.  Projected net capital expenditures for 2010 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$265
Non-fleet	140
Net capital expenditures	$405
Aircraft purchase deposits	25
Projected net capital expenditures	$430

Projected fleet expenditures include the portion of the aircraft purchase price in excess of financings, flight simulators and training equipment related to Boeing 787 aircraft, aircraft reconfigurations and other product enhancements including winglet installations, Audio Video on Demand systems, flat-bed BusinessFirst seats and in-seat power installations.  Projected non-fleet capital expenditures are primarily for Star Alliance-related costs and technology and terminal enhancements.  While some of our projected capital expenditures are related to projects we have committed to, a significant number of projects can be deferred.  Should economic conditions warrant, we will reduce our capital expenditures, and expect to be able to do so without materially impacting our operations.

Net purchase deposits refunded were lower in 2009 as the result of fewer aircraft deliveries in 2009 than in 2008.

Proceeds from sales of short-term investments were higher in 2009 than in 2008 due to the conversion of short-term investments to cash and cash equivalents.

We sold eight Boeing 737-500 aircraft to foreign buyers during 2009 and received cash proceeds of $53 million, in addition to deposits received in 2008.  We sold one grounded Boeing 737-500 aircraft to a foreign buyer in February 2010 and we have agreements to sell the three remaining grounded Boeing 737-500 aircraft to foreign buyers.  These sales are subject to customary closing conditions, some of which are outside of our control, and we cannot give any assurances that the buyers of these aircraft will be able to obtain financing for these transactions, that there will not be delays in deliveries or that the closing of these transactions will occur.  We hold cash deposits that secure the buyers’ obligations under the aircraft sale contracts, and we are entitled to damages under the aircraft sale contract if the buyers do not take delivery of the aircraft when required.

Expenditures for airport operating rights relate to our acquisition of slots at London’s Heathrow Airport.

Financing Activities.  Cash flows provided by financing activities for the year ended December 31 were as follows (in millions):

			Cash
			Increase
	2009	2008	(Decrease)

Payments on long-term debt and capital lease obligations	$(610)	$(641)	$ 31
Proceeds from issuance of long-term debt, net	538	642	(104)
Proceeds from public offering of common stock, net	158	358	(200)
Proceeds from issuance of common stock pursuant to stock plans	11	18	(7)
Net cash provided by financing activities	$ 97	$ 377	$(280)

Debt Secured by Aircraft.  In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied this financing to 30 Boeing aircraft delivered to us in 2008 and 2009 and recorded related debt of $1.1 billion, including $121 million recorded in 2009 and $1.0 billion recorded in 2008.

On July 1, 2009, we obtained financing for 12 currently owned Boeing aircraft and five new Boeing 737-900ER aircraft.  An enhanced equipment trust raised $390 million through the issuance of a single class of enhanced equipment trust certificates bearing interest at 9%.  During 2009, we issued equipment notes with respect to the 12 currently owned aircraft, resulting in proceeds of $249 million cash for our general corporate purposes, and equipment notes with respect to five new Boeing 737-900ER aircraft, resulting in proceeds of $141 million to finance the purchase of the aircraft.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders are scheduled from January 2010 through July 2016.

In November 2009, we obtained financing for eight currently owned Boeing aircraft, nine new Boeing 737-800 aircraft and two new Boeing 777 aircraft.  These aircraft are expected to be refinanced or delivered by August 31, 2010.  In connection with this financing, enhanced equipment trusts raised $644 million through the issuance of two classes of enhanced equipment trust certificates.  Class A certificates, with an aggregate principal amount of $528 million, bear interest at 7.25% and Class B certificates, with an aggregate principal amount of $117 million, bear interest at 9.25%.  The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we issue equipment notes to the trust, which will purchase such notes with a portion of the escrowed funds.  These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not our assets.  Any unused proceeds will be distributed directly to the certificate holders.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in November 2010 and will end in November 2019 for Class A certificates and in May 2017 for Class B certificates.

During 2009, we entered into loan agreements under which we borrowed $180 million.  This indebtedness is secured by five new Boeing 737-900ER aircraft and two Boeing 737-800 aircraft that this debt refinanced.  During 2008, we obtained $268 million through three separate financings secured by two new Boeing 737-900ER aircraft, seven Boeing 757-200 aircraft and five Boeing 737-700 aircraft.

We have backstop financing available for the three other Boeing 737 aircraft scheduled for delivery in 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures.  We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable, and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover any resulting losses incurred by the manufacturer.

Other Financing Activities.  In December 2009, we issued $230 million in principal amount of 4.5% convertible notes and received proceeds of $224 million.  The notes mature on January 15, 2015 and are convertible into our Class B common stock at an initial conversion price of approximately $19.87 per share.  We do not have the option to pay the conversion price in cash; however, holders of the notes may require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.  The conversion price may also be adjusted within a specified range in certain circumstances if a change in control of Continental occurs.

On December 30, 2009, we entered into an amendment of our Debit Card Marketing Agreement with JPMorgan Chase Bank, N.A. (“JP Morgan Chase”) under which JP Morgan Chase purchases frequent flyer mileage credits to be earned by One Pass members for making purchases using a Continental branded debit card issued by JP Morgan Chase.  The agreement provides for a payment to us of $40 million in early 2010 for the advance purchase of frequent flyer mileage credits beginning January 1, 2016, or earlier in certain circumstances.  The purchase of mileage credits has been treated as a loan from JP Morgan Chase with an implicit interest rate of 5.5% and is reported as long-term debt in our consolidated balance sheet.

On June 10, 2008, we entered into an amendment and restatement of our Bankcard Agreement with Chase, under which Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded credit card issued by Chase.  The Bankcard Agreement provides for a payment to us of $413 million, of which $235 million relates to the advance purchase of frequent flyer mileage credits for the year 2016 and the balance of which is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016.  In connection with the advance purchase of mileage credits, we have provided a security interest to Chase in certain routes and slots, including certain slots at London’s Heathrow Airport.  The $235 million purchase of mileage credits has been treated as a loan from Chase with an implicit interest rate of 6.18% and is reported as long-term debt in our consolidated balance sheet.  Our liability will be reduced ratably in 2016 as the mileage credits are issued to Chase.

In August 2009, we completed a public offering of 14 million shares of our common stock at a price to the public of $11.20 per share, raising net proceeds of $158 million for general corporate purposes.  We received net proceeds of $358 million in 2008 from public offerings totaling 24 million shares of our common stock.

Liquidity and Credit Support Providers.  We have utilized proceeds from the issuance of enhanced equipment trust certificates to finance the acquisition of 246 leased and owned mainline jet aircraft, certain spare engines and certain spare parts.  Typically, these enhanced equipment trust certificates contain liquidity facilities whereby a third party agrees to make payments sufficient to pay at least 18 months of interest on the applicable certificates if a payment default occurs.  The liquidity providers for these certificates include the following:  Credit Agricole S.A., Landesbank Hessen-Thuringen Girozentrale, Morgan Stanley Capital Services, Morgan Stanley Bank, Westdeutsche Landesbank Girozentrale, AIG Matched Funding Corp., ABN AMRO Bank N.V., Credit Suisse, Caisse des Depots et Consignations, Bayerische Landesbank Girozentrale, ING Bank N.V., De Nationale Investeringsbank N.V., Natixis S.A. and RZB Finance LLC.

We are also the issuer of enhanced equipment trust certificates secured by 135 leased regional jet aircraft currently operated by ExpressJet.  The liquidity providers for these certificates include the following: ABN AMRO Bank N.V., Chicago Branch, Citibank N.A., Citicorp North America, Inc., Landesbank Baden-Wurttemberg, RZB Finance LLC and WestLB AG, New York Branch.

We currently utilize policy providers to provide credit support on three separate financings with an outstanding principal balance of $452 million at December 31, 2009.  The policy providers have unconditionally guaranteed the payment of interest on the notes when due and the payment of principal on the notes no later than 24 months after the final scheduled payment date.  Policy providers on these notes are Ambac Assurance Corporation (a subsidiary of Ambac Financial Group, Inc.) and Financial Guaranty Insurance Company (a subsidiary of FGIC).  Financial information for the parent company of Ambac Assurance Corporation is available over the internet at the SEC’s website at www.sec.gov or at the SEC’s public reference room in Washington, D.C. and financial information for FGIC is available over the internet at www.fgic.com.  A policy provider is also used as credit support for the financing of certain facilities at Houston Bush, currently subject to a sublease by us to the City of Houston, with an outstanding balance of $42 million at December 31, 2009.

Contractual Obligations.  The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on our future cash flows (in millions):

Contractual Obligations	Payments Due						Later Years
	Total	2010	2011	2012	2013	2014

Long-term debt (1)	$ 7,632	$1,254	$ 1,380	$ 767	$ 811	$ 474	$2,946
Capital lease obligations (1)	466	17	16	16	16	16	385
Aircraft operating leases (2)	8,145	994	977	948	933	904	3,389
Nonaircraft operating leases (3)	5,830	462	426	513	376	359	3,694
Capacity purchase agreements (4)	4,306	693	693	704	683	649	884
Aircraft and other purchase commitments (5)	5,393	712	855	646	723	903	1,554
Projected pension contributions (6)	1,393	119	132	179	161	160	642

Total (7)	$33,165	$4,251	$4,479	$3,773	$3,703	$3,465	$13,494

(1)	Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2009.
(2)	Represents contractual amounts due and excludes $139 million of projected sublease income to be received on aircraft that are subleased to other operators, but not operated on our behalf.
(3)	Represents minimum contractual amounts.
(4)
Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreements and does not include the portion of the underlying obligations for aircraft leased to ExpressJet or deemed to be leased from Chautauqua, CommutAir or Colgan and facility rent that is disclosed as part of aircraft and nonaircraft operating leases.  See Note 16 to our consolidated financial statements contained in Item 8 of this report for the significant assumptions used to estimate the payments.

(5)
Represents contractual commitments for firm order aircraft and spare engines only, net of previously paid purchase deposits, and noncancelable commitments to purchase goods and services, primarily information technology support.  See Note 19 to our consolidated financial statements contained in Item 8 of this report for a discussion of our purchase commitments.

(6)
Represents our estimate of the minimum funding requirements as determined by government regulations.  Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.  See “Critical Accounting Policies and Estimates” in this Item for a discussion of our assumptions regarding our pension plans.

(7)
   Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as credit card processing agreements and cost-per-hour engine maintenance agreements, or where short-term cancellation provisions exist.

We expect to fund our future capital and purchase commitments through internally generated funds, general company financings and aircraft financing transactions.  However, especially if there are any further disruptions in the global capital markets as experienced in late 2008 and into 2009, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures or that, if necessary, we will be able to defer or otherwise renegotiate our capital commitments.

Other Liquidity Matters

See the indicated notes to our consolidated financial statements contained in Item 8.  “Financial Statements and Supplementary Data” of this report for the following other matters affecting our liquidity and commitments.

Long-term debt and related covenants	Note 4
Operating Leases	Note 5
Investment in student loan-related auction rate securities	Note 6
Fuel hedges	Note 7
Pension obligations	Note 11
Regional capacity purchase agreements	Note 16
Guarantees and Indemnifications, credit card processing agreements, credit ratings and environmental liabilities	Note 19

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

We have no arrangements of the types described in the first three categories that we believe may have a material current or future effect on our results of operations.  Certain guarantees that we do not expect to have a material current or future effect on our results of operations, financial condition or liquidity are disclosed in Note 19 to our consolidated financial statements contained in Item 8 of this report.

We do have obligations arising out of variable interests in unconsolidated entities.  See Note 15 to our consolidated financial statements contained in Item 8 of this report for a discussion of our off-balance sheet aircraft leases, airport leases (which include the US Airways contingent liability), subsidiary trust and our capacity purchase agreement with ExpressJet.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described below.  For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements contained in Item 8 of this report.

Pension Plans.  We account for our defined benefit pension plans in accordance with Accounting Standards Codification (“ASC”) Subtopic 715-30, “Defined Benefit Plans – Pension.”  Under this guidance, pension expense is recognized on an accrual basis over employees’ approximate service periods.  We recognized expense for our defined benefit pension plans totaling $279 million, $147 million and $191 million in 2009, 2008 and 2007, respectively, including settlement charges.  We currently expect our expense related to our defined benefit pension plans to be approximately $215 million in 2010.

Our plans’ under-funded status was $1.3 billion at December 31, 2009 and $1.4 billion at December 31, 2008.  Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations.  During 2009, we contributed $176 million to our tax-qualified defined benefit pension plans, satisfying our minimum funding requirements during calendar year 2009.  We contributed an additional $34 million to our tax-qualified defined benefit pension plans in January 2010.  We estimate that our remaining minimum funding requirements during calendar year 2010 are approximately $85 million.

The fair value of our plans’ assets increased from $1.1 billion at December 31, 2008 to $1.4 billion at December 31, 2009.  When calculating pension expense for 2009, we assumed that our plans’ assets would generate a long-term rate of return of 8.25%.  We assumed a long-term rate of return for calculating pension expense in 2008 and 2007 of 8.5% and 8.26%, respectively.  We develop our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans’ assets.  Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.  Our projected long-term rate of return is slightly higher than some market indices due to the active management of our plans’ assets, and is supported by the historical returns on our plans’ assets.  The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.  We regularly review our actual asset allocation and the pension plans’ investments are periodically rebalanced to our targeted allocation when considered appropriate.

The defined benefit pension plans’ assets consist primarily of equity and fixed-income securities held through common collective trusts.  Equity securities include investments in large-cap and small-cap companies.  Fixed-income securities include corporate bonds of companies in diversified industries and asset- and mortgage-backed securities.  Investments in equity securities and fixed-income securities are commingled funds valued at the unit of participation value of shares held by the plans’ trust.  The private equity funds invest primarily in common stock of companies in diversified industries and in buyout, venture capital and special situation funds.  Investments in private equity funds are valued at the net asset value of shares held by the plans’ trust at year end.  Our allocation of assets was as follows at December 31, 2009:

	Percent of Total	Expected Long-Term Rate of Return

Equity securities:
U.S. companies	48%	8%
International companies	21	9
Fixed-income securities	21	5
Private equity funds	10	11

Pension expense increases as the expected rate of return on plan assets decreases.  When calculating pension expense for 2010, we will assume that our plans' assets will generate a weighted-average long-term rate of return of 8.0%.  The decrease of 25 basis points from the rate used to determine 2009 expense reflects lower expected returns on investments due to the global recession.  Lowering the expected long-term rate of return on our plan assets by an additional 50 basis points (from 8.0% to 7.5%) would increase our estimated 2010 pension expense by approximately $7 million.

We discounted our future pension obligations using a weighted average rate of 6.01% at December 31, 2009, compared to 6.13% at December 31, 2008.  We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due.  This approach can result in different discount rates for different plans, depending on each plan's projected benefit payments.  The pension liability and future pension expense both increase as the discount rate is reduced.  Lowering the discount rate by 50 basis points (from 6.01% to 5.51%) would increase our pension liability at December 31, 2009 by approximately $243 million and increase our estimated 2010 pension expense by approximately $30 million.

At December 31, 2009, we have unrecognized net actuarial losses of $1.2 billion related to our defined benefit pension plans.  Our estimated 2010 expense related to our defined benefit pension plans of $215 million includes the recognition of approximately $87 million of these losses.

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

Ticket change fees relate to non-refundable tickets, but are considered a separate transaction from the air transportation because they represent a charge for our additional service to modify a previous sale.  Ticket change fees are recognized as other revenue in our consolidated statement of operations at the time the fees are assessed.

Frequent Flyer Accounting.  For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed with us or the contractual rate of expected redemption on alliance carriers.  Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, less any fees charged to the passenger for redeeming the rewards, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation.  We recorded an adjustment of $27 million to increase passenger revenue and reduce our frequent flyer liability during 2008 for the impact of redemption fees after we increased them during 2008.  A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years.  The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability.  Changes in the liability are recognized as passenger revenue in the period of change.

We also sell mileage credits in our frequent flyer program to participating entities, such as credit/debit card companies, alliance carriers, hotels, car rental agencies, utilities and various shopping and gift merchants.  Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of its fair value.  Amounts received in excess of the expected transportation's fair value are recognized in income currently and classified as other revenue.  A change to the time period over which the mileage credits are used (currently six to 26 months), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Prior to joining Star Alliance in October 2009, we based our estimate of the fair value of transportation related to frequent flyer miles sold on the rates we charged other airlines.  In connection with joining Star Alliance, we changed our estimate of the related transportation’s fair value to be based on the rate that is equivalent to the fare of a round trip ticket with restrictions similar to a frequent flyer reward.  We made this change due to the disparate values of rates charged in reciprocal agreements with other Star Alliance members.  The resulting fair values are generally higher than under our former estimates and will result in a larger portion of sales of OnePass miles being deferred and then amortized into passenger revenue and a lower portion being recognized as other revenue.

During the year ended December 31, 2009, OnePass participants claimed approximately 1.3 million round-trip awards.  Frequent flyer awards accounted for an estimated 6.0% of our consolidated revenue passenger miles.  We believe displacement of revenue passengers is minimal given our ability to manage frequent flyer inventory and the low ratio of OnePass award usage to revenue passenger miles.

At December 31, 2009, we estimated that approximately 2.6 million free round-trip travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $348 million at December 31, 2009.  This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

Fair Value Measurements.  We have certain assets and liabilities that are measured at fair value on a recurring basis.  ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  ASC Topic 820 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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

We have three items that are classified as Level 3:   auction rate securities, a put right on certain auction rate securities and fuel hedging derivatives.  The determination of the fair value of these items requires us to make critical assumptions.

Student Loan-Related Auction Rate Securities and Put Right.  At December 31, 2009, we held student loan-related auction rate securities with a fair value of $201 million and a par value of $252 million.  These securities were classified as follows (in millions):

	Fair Value	Par Value	Amortized Cost

Short-term investments:
Available-for-sale	$136	$166	$136
Trading	65	86	N/A
Total	$201	$252

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

Prior to the first quarter of 2008, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market.  Although we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value due to the lack of liquidity in the market for these securities at their par value.  We recorded losses totaling $60 million during 2008 to reflect the other-than-temporary decline in the fair value of these securities.  These losses are included in nonoperating income (expense) in our consolidated statement of operations.  Following this other-than-temporary impairment, a new amortized cost basis was established for available-for-sale securities equal to the then fair value.  The difference between this amortized cost and the cash flows expected to be collected is being accreted as interest income.

We estimated the fair value of these securities to be $201 million at December 31, 2009, taking into consideration the limited sales and offers to purchase securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

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

During 2009, we sold, at par, auction rate securities having a par value of $40 million.  Most of these securities were sold to the institution that had granted us the put right.  We recognized gains on the sales using the specific identification method and recorded losses for the cancellation of the related put rights.  The net gains are included in other non-operating income (expense) in our consolidated statement of operations and were not material.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments.  If current market conditions deteriorate further, we may be required to record additional losses on these securities.

Property and Equipment.  As of December 31, 2009, the net carrying amount of our property and equipment was $7.4 billion, which represents 58% of our total assets.  In addition to the original cost of these assets, the net carrying amount of our property and equipment is impacted by a number of accounting policy elections, including estimates, assumptions and judgments relative to capitalized costs, the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.  Our property and equipment accounting policies are designed to depreciate our assets over their estimated useful lives and residual values of our aircraft, reflecting both historical experience and expectations regarding future operations, utilization and performance of our assets.

In addition, our policies are designed to appropriately and consistently capitalize costs incurred to enhance, improve and extend the useful lives of our assets and expense those costs incurred to repair and maintain the existing condition of our aircraft.  Capitalized costs increase the carrying values and depreciation expense of the related assets, which also impact our results of operations.

Useful lives of aircraft are difficult to estimate due to a variety of factors, including technological advances that impact the efficiency of aircraft, changes in market or economic conditions and changes in laws or regulations affecting the airline industry.  We evaluate the remaining useful lives of our aircraft when certain events occur that directly impact our assessment of the remaining useful lives of the aircraft and include changes in operating condition, functional capability and market and economic factors.  Both depreciable lives and residual values are regularly reviewed for our aircraft and spare parts to recognize changes in our fleet plan and other relevant information.  Jet aircraft and rotable spare parts are assumed to have estimated residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value.  A one year increase in the useful lives of our owned aircraft would reduce annual depreciation expense by approximately $12 million while a one year decrease would increase annual depreciation expense by approximately $12 million.  A one percent decrease in residual value of our owned aircraft would increase annual depreciation expense by approximately $2 million.

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

We recorded a $31 million impairment charge on the Boeing 737-300 and 737-500 fleets in 2009 related to our decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 fleet by early 2010.  We recorded an initial impairment charge in 2008 for each of these fleet types.  The additional write-down in 2009 reflects the further reduction in the fair value of these fleet types in the then current economic environment.  In both periods, we determined that indicators of impairment were present for these fleets.  Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators.  Based on our evaluations, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value.  We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.

We recorded $39 million of other charges related to our mainline fleet, primarily related to the grounding and sale of Boeing 737-300 and 737-500 aircraft and the write-off of certain obsolete spare parts.  The 737-300 and 737-500 aircraft fleets and spare parts, a portion of which was being sold on consignment, experienced further declines in fair values during the fourth quarter of 2009 primarily as the result of additional 737 aircraft being grounded by other airlines.

At December 31, 2009, we had four owned and three leased Boeing 737-500 aircraft that were grounded.  We had also grounded seven owned and three leased Boeing 737-300 aircraft.  The owned Boeing 737-500 and 737-300 aircraft are being carried at aggregate fair values of $33 million and $22 million, respectively.  The three leased Boeing 737-300 aircraft were returned to the lessor in January 2010 and the leases on the three Boeing 737-500 aircraft will expire during the first half of 2012.  We have also temporarily grounded 25 leased 37-seat ERJ-135 aircraft and have subleased five others for terms of five years.  The leases on these 30 ERJ-135 aircraft expire in 2016 through 2018.

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

Impairments of Intangible Assets.  We also perform annual impairment tests on our routes and international airport landing slots, which are indefinite life intangible assets, as of October 1 of each year.  In prior years, we determined the fair value of each route by modeling the expected future discounted cash flows.  If the calculated fair value was lower than the carrying value of a route, an impairment loss would have been recognized for the difference between the two amounts.  With the adoption of new accounting rules, fair value is now determined as an exit price, representing the price that would be received in an orderly transaction between market participants based on the highest and best use of the asset, rather than as the result of an internally-generated cash flow analysis.

Our international route assets were recorded as part of our “fresh start” accounting when we emerged from bankruptcy in1993 rather than as the result of purchase transactions.  These assets include both the value of the route and operating rights at the destination airports.  Therefore, we consider the fair values of both the route authority and the airport operating rights when performing the annual impairment test for these assets.  Certain of our international routes are to countries that are subject to “open skies” agreements, meaning that all carriers have access to any destination in that country.  In these cases, if there are no significant barriers to new entrants to serve the international destination, such as airport slot restrictions or gate availability, there is no market for the route asset and, therefore, it has no fair value under the new definition of fair value.  As a result, we recorded a $12 million non-cash special charge in 2009 to write off our international routes to certain locations in Mexico and Central America.

The other intangible assets established in 1993 were routes and airport operating rights for Paris, Madrid, Mexico City, Tokyo and CMI’s network in the Pacific rim and Japan.  In addition, we have acquired intangible assets in recent years through the purchase of slots at London’s Heathrow Airport.  The carrying value of these indefinite-lived intangible assets was $701 million at December 31, 2009.  There have not been many market transactions involving these assets upon which to base fair values.  Therefore, we determined the fair value of these assets using a discounted cash flow model based on our internal cash flow projections adjusted, where necessary, for differences between our underlying assumptions and those of other market participants.

As a result of our analysis, we concluded that there was no impairment of our routes and international landing slots other than the $12 million we wrote off for routes having no fair value.  Our analysis required us to make a number of assumptions about our future cash flows, our cost of capital and how other market participants would value the assets.  While we believe that our assumptions are appropriate, changes in the assumptions could have a material effect on the results of our analysis and our conclusions.

In 2008, we recorded an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our flights between New York Liberty and London from London Gatwick Airport to London Heathrow Airport.

Recently Issued Accounting Standards

See Note 2 to our consolidated financial statements contained in Item 8 of this report for a discussion of recently issued accounting standards.

Related Party Transactions

See Note 17 to our consolidated financial statements contained in Item 8 of this report for a discussion of related party transactions.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments and Positions

We are subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), interest rate risk, foreign currency risk and price changes related to certain investments in debt and equity securities.  The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes.  Actual results may differ.  See the notes to our consolidated financial statements contained in Item 8 of this report for a description of our accounting policies and other information related to these financial instruments.  We do not hold or issue derivative financial instruments for trading purposes.

Aircraft Fuel.  Our results of operations are significantly impacted by changes in the price of aircraft fuel.  During 2009 and 2008, aircraft fuel and related taxes accounted for 26.0% and 38.0%, respectively, of our operating expenses.  Based on our expected fuel consumption in 2010, a one dollar increase in the price of crude oil will increase our annual fuel expense by approximately $41 million, before assuming no changes to the refining margins and our fuel hedging program.

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

As of December 31, 2009, our projected fuel requirements for 2010 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

Gulf Coast jet fuel swaps	1%	$1.94	1%	$1.94
WTI crude oil swaps	2	1.84	2	1.84
WTI crude oil call options	4	2.20	N/A	N/A
Total	7%		3%

At December 31, 2009, the fair value of our fuel derivatives was $14 million and is included in prepayments and other current assets in our consolidated balance sheet.  We estimate that a 10% decrease in the price of crude oil and heating oil at December 31, 2009 would decrease the fair value of the fuel derivatives outstanding at that date by approximately $20 million.

At December 31, 2008, our fuel derivatives were in a net loss position of $415 million resulting from the substantial decline in crude oil prices.  This fair value is reported in accrued other current liabilities in our consolidated balance sheet.

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

At December 31, 2009, we had forward contracts outstanding to hedge 30% of our projected Japanese yen-denominated cash inflows, primarily from passenger ticket sales, through 2010.  At December 31, 2009, the fair value of those hedges was $5 million and is included in prepayments and other current assets in our consolidated balance sheet.  We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to the Japanese yen at December 31, 2009 would increase the fair value for our yen hedges by $9 million and decrease our underlying exposure by $31 million, resulting in a net loss of $22 million.

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

Interest Rates.  Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments).  We had approximately $2.0 billion of variable-rate debt as of December 31, 2009 and December 31, 2008.  If average interest rates increased by 100 basis points during 2010 as compared to 2009, our projected 2010 interest expense would increase by approximately $19 million after taking into account scheduled maturities.

As of December 31, 2009 and 2008, we estimated the fair value of $4.1 billion and $3.7 billion (carrying value) of our fixed-rate debt to be $4.0 billion and $3.0 billion, respectively, based upon discounted future cash flows using our current incremental borrowing rates for similar types of instruments or market prices.  If market interest rates increased 100 basis points at December 31, 2009, the fair value of our fixed-rate debt would decrease by approximately $106 million.

A change in market interest rates would also impact interest income earned on our cash, cash equivalents and short-term investments.  Assuming our cash, cash equivalents and short-term investments remain at their average 2009 levels, a 100 basis point increase or decrease in interest rates would result in a corresponding increase or decrease in interest income of approximately $26 million during 2010.

Investment Risk.  Our short-term investments primarily include certificates of deposit placed through an account registry service ("CDARS") and auction rate securities.  While the CDARS are insured by the Federal Deposit Insurance Corporation and the auction rate securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government, we are subject to investment risk for the fair value of the investments.  Our short-term investments had a fair value of $310 million at December 31, 2009, including amounts that were classified as restricted cash, cash equivalents and short-term investments.

Our defined benefit plans had assets with a fair value of $1.4 billion at December 31, 2009, compared to a fair value of $1.1 billion at December 31, 2008.  A significant portion of the plans' assets consists of U.S. and international equities held through common collective trusts.  Lower asset values can result in higher required contributions and pension expense in future years and a decrease in our stockholders' equity.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the accompanying consolidated balance sheets of Continental Airlines, Inc. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2010

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007

Operating Revenue:
Passenger (excluding fees and taxes of $1,476, $1,531 and $1,499, respectively)	$11,138	$13,737	$12,995
Cargo	366	497	453
Other	1,082	1,007	784
Total Operating Revenue	12,586	15,241	14,232
Operating Expenses:
Aircraft fuel and related taxes	3,317	5,919	4,034
Wages, salaries and related costs	3,137	2,957	3,127
Aircraft rentals	934	976	994
Regional capacity purchase, net	848	1,059	1,113
Landing fees and other rentals	841	853	790
Distribution costs	624	717	682
Maintenance, materials and repairs	617	612	621
Depreciation and amortization	494	438	413
Passenger services	373	406	389
Special charges	145	181	13
Other	1,402	1,437	1,369
Total Operating Expenses	12,732	15,555	13,545

Operating Income (Loss)	(146)	(314)	687

Nonoperating Income (Expense):
Interest expense	(367)	(376)	(393)
Interest capitalized	33	33	27
Interest income	12	65	160
Gains on sale of investments	-	78	37
Other-than-temporary impairment losses on investments	-	(60)	-
Other, net	29	(121)	38
Total Nonoperating Income (Expense)	(293)	(381)	(131)

Income (Loss) before Income Taxes	(439)	(695)	556

Income Tax Benefit (Expense)	157	109	(117)

Net Income (Loss)	$ (282)	$ (586)	$ 439

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Earnings (Loss) per Share:
Basic	$(2.18)	$(5.54)	$4.53
Diluted	$(2.18)	$(5.54)	$4.05

Shares Used for Computation:
Basic	129	106	97
Diluted	129	106	114

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 31,
ASSETS	2009	2008

Current Assets:
Cash and cash equivalents	$ 2,546	$ 2,165
Short-term investments	310	478
Total unrestricted cash, cash equivalents and short-term investments	2,856	2,643

Restricted cash, cash equivalents and short-term investments	164	190
Accounts receivable, net of allowance for doubtful receivables of $7 and $7	494	453
Spare parts and supplies, net of allowance for obsolescence of $113 and $102	254	235
Deferred income taxes	203	216
Prepayments and other	402	610
Total current assets	4,373	4,347

Property and Equipment:
Owned property and equipment:
Flight equipment	8,769	8,446
Other	1,787	1,694
Flight equipment and other	10,556	10,140
Less: Accumulated depreciation	3,509	3,229
Owned property and equipment, net	7,047	6,911

Purchase deposits for flight equipment	242	275

Capital leases	194	194
Less: Accumulated amortization	63	53
Capital leases, net	131	141
Total property and equipment, net	7,420	7,327

Routes and airport operating rights, net of accumulated amortization of $389 and $375	778	804
Other assets, net	210	208

Total Assets	$12,781	$12,686

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2009	2008

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 975	$ 519
Accounts payable	924	1,021
Air traffic and frequent flyer liability	1,855	1,881
Accrued payroll	367	345
Accrued other liabilities	268	708
Total current liabilities	4,389	4,474

Long-Term Debt and Capital Leases	5,291	5,353

Deferred Income Taxes	203	216

Accrued Pension Liability	1,248	1,417

Accrued Retiree Medical Benefits	216	234

Other Liabilities	844	869

Commitments and Contingencies

Stockholders' Equity:
Class B common stock - $.01 par, 400,000,000 shares authorized; 138,537,127 and 123,264,534 shares issued and outstanding	1	1
Additional paid-in capital	2,216	2,038
Accumulated deficit	(442)	(160)
Accumulated other comprehensive loss	(1,185)	(1,756)
Total stockholders' equity	590	123
Total Liabilities and Stockholders' Equity	$12,781	$12,686

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$ (282)	$ (586)	$ 439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	494	438	413
Special charges	145	181	13
Deferred income tax (benefit) expense	(158)	(111)	111
Gains on sale of investments	-	(78)	(37)
Loss on fuel hedge contracts with Lehman Brothers	-	125	-
Other-than-temporary losses on investments	-	60	-
Stock-based compensation related to equity awards	9	16	27
Other adjustments, net	55	(14)	50
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	12	147	(29)
(Increase) decrease in spare parts and supplies	(34)	5	(66)
(Increase) decrease in prepayments and other assets	206	(167)	16
Increase (decrease) in accounts payable	(104)	(10)	71
Increase (decrease) in air traffic and frequent flyer liability	(26)	(86)	255
Increase (decrease) in accrued payroll, pension liability and other	45	(244)	(130)
Net cash (used in) provided by operating activities	362	(324)	1,133
Cash Flows from Investing Activities:
Capital expenditures	(381)	(373)	(329)
Aircraft purchase deposits refunded (paid), net	29	102	(219)
(Purchase) sale of short-term investments, net	180	115	(314)
Proceeds from sales of investments, net	30	171	65
Expenditures for airport operating rights	(22)	(131)	(116)
Proceeds from sales of property and equipment	64	113	67
Decrease (increase) in restricted cash, cash equivalents and short-term investments	26	(13)	86
Other cash flows from investing activities	(4)	-	-
Net cash used in investing activities	(78)	(16)	(760)
Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(610)	(641)	(429)
Proceeds from issuance of long-term debt, net	538	642	26
Proceeds from public offering of common stock, net	158	358	-
Proceeds from issuance of common stock pursuant to stock plans	11	18	35
Net cash provided by (used in) financing activities	97	377	(368)
Net Increase in Cash and Cash Equivalents	381	37	5
Cash and Cash Equivalents - Beginning of Period	2,165	2,128	2,123
Cash and Cash Equivalents - End of Period	$2,546	$2,165	$2,128
(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,
	2009	2008	2007
Supplemental Cash Flows Information:
Interest paid	$ 326	$ 365	$ 383
Income taxes paid	$ 1	$ 5	$ 2
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$ 402	$1,014	$ 190
Reduction of debt in exchange for sale of frequent flyer miles	$ -	$ (38)	$ (37)
Transfer of auction rate securities from available-for-sale to trading	$ -	$ 97	$ -
Common stock issued upon conversion of 4.5% convertible notes	$ -	$ -	$ 170

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)

				Retained	Accumulated
	Class B		Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at December 31, 2006	92	$ 1	$1,411	$ (13)	$(1,013)	$ 386

Net income	-	-	-	439	-	439
Other comprehensive income:
Net change in unrealized gain (loss) on derivative instruments	-	-	-	-	45	45
Net change related to employee benefit plans	-	-	-	-	463	463
Total Comprehensive Income						947

Conversion of 4.5% convertible notes	4	-	174	-	-	174
Issuance of common stock pursuant to stock plans	2	-	35	-	-	35
Stock-based compensation	-	-	27	-	-	27
Balance at December 31, 2007	98	1	1,647	426	(505)	1,569

Net loss	-	-	-	(586)	-	(586)
Other comprehensive loss:
Net change in unrealized gain (loss) on derivative instruments and other	-	-	-	-	(441)	(441)
Net change related to employee benefit plans	-	-	-	-	(810)	(810)
Total Comprehensive Loss						(1,837)

Issuance of common stock pursuant to stock plans	1	-	17	-	-	17
Issuance of common stock pursuant to stock offerings	24	-	358	-	-	358
Stock-based compensation	-	-	16	-	-	16
Balance at December 31, 2008	123	1	2,038	(160)	(1,756)	123

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
(In millions)

				Retained	Accumulated
	Class B		Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Net loss	-	-	-	(282)	-	(282)
Other comprehensive income:
Net change in unrealized gain (loss) on derivative instruments and other	-	-	-	-	424	424
Net change related to employee benefit plans	-	-	-	-	305	305
Tax expense on other comprehensive income	-	-	-	-	(158)	(158)
Total Comprehensive Income						289

Issuance of common stock pursuant to stock plans	2	-	11	-	-	11
Issuance of common stock pursuant to stock offerings	14	-	158	-	-	158
Stock-based compensation	-	-	9	-	-	9
Balance at December 31, 2009	139	$ 1	$2,216	$(442)	$(1,185)	$ 590

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Continental Airlines, Inc., a Delaware corporation, is a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2009.  Our regional capacity purchase agreements are with ExpressJet Airlines, Inc. ("ExpressJet"), a wholly-owned subsidiary of ExpressJet Holdings, Inc. ("Holdings"), Chautauqua Airlines, Inc. ("Chautauqua"), a wholly-owned subsidiary of Republic Airways Holdings, Inc., Colgan Air, Inc. (“Colgan”), a wholly-owned subsidiary of Pinnacle Airlines Corp., and Champlain Enterprises, Inc. ("CommutAir").  Our regional operations using regional jet aircraft are conducted under the name "Continental Express" and those using turboprop aircraft are conducted under the name "Continental Connection."

As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

We have evaluated subsequent events through February 17, 2010, which is the date these financial statements were issued.

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

(d)
Short-term Investments.  Short-term investments primarily include certificates of deposit placed through an account registry service ("CDARS") and auction rate securities.  The CDARS we hold have original maturities of 91 days and are insured by the Federal Deposit Insurance Corporation.  Short-term investments are classified as available-for-sale or trading securities and are stated at fair value.  Trading securities consist of student loan-related auction rate securities for which we have received an option to put the securities back to the broker, discussed in Note 6.  Realized gains and losses on specific investments are reflected in non-operating income (expense) in our consolidated statements of operations.  Unrealized gains and losses on available-for-sale and trading securities are reflected as a component of accumulated other comprehensive loss and non-operating income (expense) in our consolidated statements of operations, respectively.

(e)
Spare Parts and Supplies.  Inventories, expendable parts and supplies related to flight equipment are carried at average acquisition cost and are expensed when consumed in operations.  An allowance for obsolescence is provided over the remaining lease term or the estimated useful life of the related aircraft, as well as to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value.  We recorded additions to this allowance for expense of $12 million, $26 million and $11 million in the years ended December 31, 2009, 2008 and 2007, respectively.  Spare parts and supplies are assumed to have an estimated residual value of 10% of original cost.  These allowances are based on management estimates, which are subject to change.

(f)
Property and Equipment.  Property and equipment is recorded at cost and is depreciated to estimated residual value over its estimated useful life using the straight-line method.  Jet aircraft and rotable spare parts are assumed to have residual values of 15% and 10%, respectively, of original cost; other categories of property and equipment are assumed to have no residual value.  The estimated useful lives of our property and equipment are as follows:

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

The carrying amount of computer software was $85 million and $80 million at December 31, 2009 and 2008, respectively.  Depreciation expense related to computer software was $30 million, $27 million and $28 million in the years ended December 31, 2009, 2008 and 2007, respectively.

(g)
Routes and Airport Operating Rights.  Routes represent the right to fly between cities in different countries.  Airport operating rights represent gate space and slots (the right to schedule an arrival or departure within designated hours at a particular airport).  Routes and international airport operating rights are indefinite-lived intangible assets and are not amortized.  Routes and international airport operating rights totaled $701 million and $713 million at December 31, 2009 and 2008, respectively.  We perform a test for impairment of our routes and international slots in the fourth quarter of each year.  In 2009, we recorded a $12 million non-cash charge to write off intangible route assets related to certain Mexican and Central American locations as a result of our annual impairment analysis.  We determined that these routes had no fair value since they are subject to “open skies” agreements and there are no other barriers to flying to these locations.  In 2008, we recorded an $18 million non-cash charge to write off an intangible route asset as a result of our decision to move all of our flights between Newark Liberty International Airport ("New York Liberty") and London from London Gatwick Airport to London Heathrow Airport.  These write-offs are included in special charges in our consolidated statement of operations.

Airport operating rights at domestic airports totaled $77 million and $91 million at December 31, 2009 and 2008, respectively.  These assets are amortized over the stated term of the related lease (for gates) or 20 years (for slots).  Amortization expense related to domestic airport operating rights was $14 million for each of the years ended December 31, 2009, 2008 and 2007.  We expect annual amortization expense related to domestic airport operating rights to be approximately $14 million in each of the next three years and $8 million and $6 million in 2013 and 2014, respectively.

(h)
Measurement of Impairment of Long-Lived Assets.  We record impairment losses on long-lived assets, consisting principally of property and equipment and domestic airport operating rights, when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  The net carrying value of assets not recoverable is reduced to fair value if lower than the carrying value.  In determining the fair market value of the assets, we consider market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.  See Note 13 for a discussion of aircraft impairment charges.

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

Revenue from the shipment of cargo and mail is recognized when transportation is provided.  Other revenue includes revenue from the sale of frequent flyer miles (see (j) below), ticket change fees, baggage fees, charter services, sublease income on aircraft leased to Holdings but not operated for us and other incidental services.  Ticket change fees relate to non-refundable tickets, but are considered a separate transaction from the air transportation because they represent a charge for our additional service to modify a previous sale.  Ticket change fees are recognized as other revenue in our consolidated statement of operations at the time the fees are assessed.

(j)
Frequent Flyer Program.  For those OnePass accounts that have sufficient mileage credits to claim the lowest level of free travel, we record a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed with us or the contractual rate of expected redemption on alliance carriers.  Incremental cost includes the cost of fuel, meals, insurance and miscellaneous supplies, less any fees charged to the passenger for redeeming the rewards, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation.  We recorded an adjustment of $27 million ($0.24 per basic and diluted share) to increase passenger revenue and reduce our frequent flyer liability during 2008 for the impact of redemption fees after we increased them during 2008.  A change to these cost estimates, the actual redemption activity, the amount of redemptions on alliance carriers or the minimum award level could have a significant impact on our liability in the period of change as well as future years.  The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the OnePass program, and is included in the accompanying consolidated balance sheets as air traffic and frequent flyer liability.  Changes in the liability are recognized as passenger revenue in the period of change.

We also sell mileage credits in our frequent flyer program to participating entities, such as credit/debit card companies, alliance carriers, hotels, car rental agencies, utilities and various shopping and gift merchants.  Revenue from the sale of mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided, based on estimates of its fair value.  Amounts received in excess of the expected transportation's fair value are recognized in income currently and classified as other revenue.  A change to the time period over which the mileage credits are used (currently six to 26 months), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Prior to joining Star Alliance in October 2009, we based our estimate of the fair value of transportation related to frequent flyer miles sold on the rates we charged other airlines.  In connection with joining Star Alliance, we changed our estimate of the related transportation’s fair value to be based on the rate that is equivalent to the fare of a round trip ticket with restrictions similar to a frequent flyer reward.  We made this change due to the disparate values of rates charged in reciprocal agreements with other Star Alliance members.  The resulting fair values are generally higher than under our former estimates and will result in a larger portion of sales of OnePass miles being deferred and then amortized into passenger revenue and a lower portion being recognized as other revenue.

At December 31, 2009, we estimated that approximately 2.6 million free round-trip travel awards outstanding were expected to be redeemed for free travel on Continental, Continental Express, Continental Connection, CMI or alliance airlines.  Our total liability for future OnePass award redemptions for free travel and unrecognized revenue from sales of OnePass miles to other companies was approximately $348 million at December 31, 2009.  This liability is recognized as a component of air traffic and frequent flyer liability in our consolidated balance sheets.

(k)
Maintenance and Repair Costs.  Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred.  Maintenance and repair costs also include engine overhaul costs covered by cost-per-hour agreements, a majority of which are expensed on the basis of hours flown.

(l)
Advertising Costs.  We expense the costs of advertising as incurred.  Advertising expense was $102 million, $93 million and $106 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(m)
Regional Capacity Purchase, Net.  Payments made to regional carriers under capacity purchase agreements are reported in regional capacity purchase, net, in our consolidated statement of operations.  Regional capacity purchase, net, is net of our rental income on aircraft leased to ExpressJet and flown for us through June 30, 2008.  Beginning July 1, 2008, ExpressJet no longer pays us sublease rent for aircraft operated on our behalf.

(n)
Foreign Currency Gains (Losses).  Foreign currency gains (losses) are recorded as part of other, net non-operating income (expense) in our consolidated statements of operations.  Foreign currency gains (losses) were $8 million, $(37) million and $2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(o)	Reclassifications. Certain reclassifications have been made in the prior years’ consolidated financial statements and related note disclosures to conform to the current year’s presentation.

NOTE 2 – ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

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

Fair Value.  In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance is contained in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  In February 2008, the FASB deferred the effective date to January 1, 2009 for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  We adopted the deferred provisions of ASC Topic 820 on January 1, 2009. Application of the new rules affected our annual impairment testing for our international routes and airport operating rights, which we perform as of October 1 of each year.  In prior years, we determined the fair value of each route by modeling the expected future discounted cash flows.  If the calculated fair value was lower than the carrying value of a route, an impairment loss would have been recognized for the difference between the two amounts.  With the adoption of new accounting rules, fair value is now determined as an exit price, representing the price that would be received in an orderly transaction between market participants based on the highest and best use of the asset, rather than as the result of an internally-generated cash flow analysis.  Certain of our international routes are to countries that are subject to “open skies” agreements, meaning that all carriers have access to any destination in that country.  In these cases, if there are no significant barriers to new entrants to serve the international destination, such as airport slot restrictions or gate availability, there is no market for the route asset and, therefore, it has no fair value under the new definition of fair value.  As a result, we recorded a $12 million non-cash special charge in the fourth quarter of 2009 to write off certain of our international routes.  The routes written off are not pledged as collateral under our debt agreements.  Our compliance with our debt agreements was not affected by this new guidance.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance with ASC Topic 820.  The additional guidance addresses estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.  We adopted the provisions of this guidance for the quarter ended June 30, 2009.  The adoption did not have a material effect on our consolidated financial statements.

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

Revenue Arrangements with Multiple Deliverables.  In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables.  The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This accounting standard is effective for us on January 1, 2011 and may change our accounting for the sale of frequent flyer mileage credits discussed in Note 1(j).  We may elect to adopt this guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or retrospective application to all applicable revenue arrangements for all periods presented.  We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption of this standard will have on our consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):

	2009	2008	2007

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$(282)	$(586)	$439
Effect of dilutive securities - interest expense on:
5% convertible notes	-	-	12
6% convertible junior subordinated debentures held by subsidiary trust	-	-	12
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$(282)	$(586)	$463

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	129	106	97
Effect of dilutive securities:
5% convertible notes	-	-	9
6% convertible junior subordinated debentures held by subsidiary trust	-	-	4
Employee stock options	-	-	4
Dilutive potential shares	-	-	17

Denominator for diluted earnings (loss) per share - weighted-average shares after assumed conversions	129	106	114

The adjustments to net income to determine the numerator for diluted earnings per share are net of the related effect of profit sharing and income taxes, where applicable.

Approximately 14 million and 13 million potential shares of common stock related to convertible debt securities were excluded from the computation of diluted earnings (loss) per share in the year ended December 31, 2009 and 2008, respectively, because they were antidilutive.  In addition, approximately eight million, eight million and one million weighted average options to purchase shares of our common stock were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect of including the options would have been antidilutive.

NOTE 4 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following (in millions):

	2009	2008

Secured
Notes payable, interest rates of 5.375% to 9.0% (weighted average rate of 7.1% as of December 31, 2009), payable through 2022	$3,066	$2,862
Floating rate notes, with indicated interest rates:
LIBOR (0.251% on December 31, 2009) plus 0.35% to 1.95%, payable through 2020	1,153	1,345
LIBOR plus 3.375%, payable in 2011	350	350
LIBOR plus 3.125% to 3.25%, payable through 2014	188	192
LIBOR plus 2.5% to 5.0%, payable through 2019	266	157
Advance purchases of mileage credits, implicit interest rates of 5.5% to 6.18%	186	148
Other	5	15

Unsecured
6.0% convertible junior subordinated debentures, payable in 2030	248	248
4.5% convertible notes, payable in 2015	230	-
Note payable, interest rate of 8.75%, payable in 2011	200	200
5% convertible notes, callable beginning in 2010	169	157
Other	9	-
	6,070	5,674
Less: current maturities	972	516
Total	$5,098	$5,158

Maturities of long-term debt due over the next five years are as follows (in millions):

Year ending December 31,
2010	$ 972
2011	1,142
2012	584
2013	650
2014	332

Most of our property and equipment, spare parts inventory, certain routes and the outstanding common stock and substantially all of the other assets of our wholly-owned subsidiaries Air Micronesia, Inc. ("AMI") and CMI are subject to agreements securing our indebtedness.

At December 31, 2009, we also had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations in the amount of $109 million with expiration dates through September 2013.

2007 Enhanced Equipment Trust Certificates.  In April 2007, we obtained financing for 12 Boeing 737-800s and 18 Boeing 737-900ERs.  We applied a portion of this financing to 27 Boeing aircraft delivered to us in 2008 and recorded related debt of $1.0 billion.  We applied the final portion of this financing to three Boeing 737 aircraft delivered to us in the first half of 2009 and recorded related debt of $121 million.  In connection with this financing, enhanced equipment trusts raised $1.1 billion through the issuance of three classes of enhanced equipment trust certificates.  Class A certificates, with an aggregate principal amount of $757 million, bear interest at 5.983%, Class B certificates, with an aggregate principal amount of $222 million, bear interest at 6.903% and Class C certificates, with an aggregate principal amount of $168 million, bear interest at 7.339%.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in April 2010 and will end in April 2022 for Class A and B certificates and April 2014 for Class C certificates.

2009-1 Enhanced Equipment Trust Certificates.  On July 1, 2009, we obtained financing for 12 currently owned Boeing aircraft and five new Boeing 737-900ER aircraft.  A pass-through trust raised $390 million through the issuance of a single class of enhanced equipment trust certificates bearing interest at 9%.  During 2009, we issued equipment notes with respect to the 12 currently owned aircraft, resulting in proceeds of $249 million cash for our general corporate purposes, and equipment notes with respect to five new Boeing 737-900ER aircraft, resulting in proceeds of $141 million to finance the purchase of the aircraft.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders are scheduled from January 2010 through July 2016.

2009-2 Enhanced Equipment Trust Certificates.  In November 2009, we obtained financing for eight currently owned Boeing aircraft, nine new Boeing 737-800 aircraft and two new Boeing 777 aircraft.  These aircraft are expected to be refinanced or delivered by August 31, 2010.  In connection with this financing, enhanced equipment trusts raised $644 million through the issuance of two classes of enhanced equipment trust certificates.  Class A certificates, with an aggregate principal amount of $528 million, bear interest at 7.25% and Class B certificates, with an aggregate principal amount of $117 million, bear interest at 9.25%.  The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we issue equipment notes to the trust, which will purchase such notes with a portion of the escrowed funds.  These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not our assets.  Any unused proceeds will be distributed directly to the certificate holders.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in November 2010 and will end in November 2019 for Class A certificates and in May 2017 for Class B certificates.

Other Debt Secured by Aircraft.  During 2009, we entered into loan agreements under which we borrowed $180 million.  This indebtedness is secured by five new Boeing 737-900ER aircraft and two Boeing 737-800 aircraft that this debt refinanced.  During 2008, we obtained $268 million through three separate financings secured by two new Boeing 737-900ER aircraft, seven Boeing 757-200 aircraft and five Boeing 737-700 aircraft.

Advance Purchases of Mileage Credits.  On December 30, 2009, we entered into an amendment of our Debit Card Marketing Agreement with JPMorgan Chase Bank, N.A. (“JP Morgan Chase”) under which JP Morgan Chase purchases frequent flyer mileage credits to be earned by One Pass members for making purchases using a Continental branded debit card issued by JP Morgan Chase.  The agreement provides for a payment to us of $40 million in early 2010 for the advance purchase of frequent flyer mileage credits beginning January 1, 2016, or earlier in certain circumstances.  The purchase of mileage credits has been treated as a loan from JP Morgan Chase with an implicit interest rate of 5.5% and is reported as long-term debt in our consolidated balance sheet.

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

The remaining $178 million received from Chase is in consideration for certain other commitments with respect to the co-branding relationship, including the extension of the term of the Bankcard Agreement until December 31, 2016.  This amount is reported in other liabilities in our consolidated balance sheet and is being recognized as other revenue on a straight-line basis over the term of the agreement.

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

Convertible Debt Securities.  In December 2009, we issued $230 million in principal amount of 4.5% convertible notes and received proceeds of $224 million.  The notes mature on January 15, 2015 and are convertible into our Class B common stock at an initial conversion price of approximately $19.87 per share.  We do not have the option to pay the conversion price in cash; however, holders of the notes may require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.  The conversion price may also be adjusted within a specified range in certain circumstances if a change in control of Continental occurs.

Our 5% convertible notes with a principal amount of $175 million and carrying amount of $169 million are convertible into 50 shares of our common stock per $1,000 principal amount at a conversion price of $20 per share.  If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered.  All or a portion of the notes are also redeemable for cash at our option on or after June 18, 2010 at par plus accrued and unpaid interest, if any.  Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2010, 2013 or 2018.  Therefore, we have classified these notes in current maturities of long-term debt and capital leases in our consolidated balance sheet at December 31, 2009.  We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof.  However, if we are required to repurchase all or a portion of the notes, our policy is to settle the notes in cash.  Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.

Because the 5% convertible notes may be settled in either cash or common stock upon conversion, accounting rules require us to separately account for the debt and equity components of the notes in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components recognized for our 5% convertible notes were as follows at December 31 (in millions):

	2009	2008

Principal amount of convertible notes	$175	$175
Unamortized discount	6	18
Net carrying amount	169	157
Additional paid-in capital	64	64

At December 31, 2009, the unamortized discount had a remaining recognition period of approximately 6 months.

The amount of interest expense recognized and effective interest rate for the 5% convertible notes for the year ended December 31 were as follows (in millions):

	2009	2008	2007

Contractual coupon interest	$ 9	$ 9	$ 9
Amortization of discount on 5% convertible notes	12	11	10
Interest expense	$21	$20	$19

Effective interest rate	13%	13%	13%

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

The sole assets of the Trust are 6% convertible junior subordinated debentures ("convertible subordinated debentures") with an aggregate principal amount of $248 million as of December 31, 2009 issued by us and which mature on November 15, 2030.  The convertible subordinated debentures are redeemable by us, in whole or in part, on or after November 20, 2003 at designated redemption prices.  If we redeem the convertible subordinated debentures, the Trust must redeem the TIDES on a pro rata basis having an aggregate liquidation value equal to the aggregate principal amount of the convertible subordinated debentures redeemed.  Otherwise, the TIDES will be redeemed upon maturity of the convertible subordinated debentures, unless previously converted.

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

NOTE 5 - LEASES

We lease certain aircraft and other assets under long-term lease arrangements.  Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices.  Most aircraft leases include both renewal options and purchase options.  Because renewals of our existing leases are not considered to be reasonably assured at the inception of each lease, rental payments that would be due during the renewal periods are not included in the determination of straight-line rent expense.  Leasehold improvements are amortized over the shorter of the related lease term or their useful life.  Any purchase options are generally effective at the end of the lease term at the then-current fair market value.  Our leases do not include residual value guarantees.

At December 31, 2009, the scheduled future minimum lease payments under capital leases and the scheduled future minimum lease rental payments required under operating leases were as follows (in millions):

	Capital Leases	Operating Leases
		Aircraft	Non-aircraft

Year ending December 31,
2010	$ 17	$ 994	$ 462
2011	16	977	426
2012	16	948	513
2013	16	933	376
2014	16	904	359
Later years	385	3,389	3,694

Total minimum lease payments	466	$8,145	$5,830
Less: amount representing interest	270
Present value of capital leases	196
Less: current maturities of capital leases	3
Long-term capital leases	$193

At December 31, 2009, we had 449 aircraft under operating leases, including 193 mainline aircraft and 256 regional jets.  These operating leases have remaining lease terms ranging up to 15 years.  The operating lease amounts for aircraft presented above include a portion of our minimum noncancelable payments under capacity purchase agreements with our other regional carriers which represents the deemed lease commitments on the related aircraft.  See Note 16 for a discussion of our regional capacity purchase agreements.

The table above does not include projected sublease income of $139 million to be received through 2015 from other operators related to aircraft that are not operated on our behalf.  We expect such sublease income to be $29 million, $29 million, $26 million, $22 million and $22 million in each of the next five years, respectively.

Rent expense for non-aircraft operating leases totaled $578 million, $580 million and $535 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(C)	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities) measured at fair value on a recurring basis during the period include (in millions):

	Carrying Amount as of December 31, 2009	Level 1	Level 2	Level 3	Valuation Technique

Cash and cash equivalents	$2,546	$2,546	$-	$ -	(A)
Short-term investments:
Auction rate securities	201	-	-	201	(B)
Other	109	109	-	-	(A)
Restricted cash, cash equivalents and short-term investments	164	164	-	-	(A)
Auction rate securities put right	20	-	-	20	(B)
Fuel derivatives	14	-	-	14	(A)
Foreign currency derivatives	5	-	5	-	(A)

Assets measured at fair value on a nonrecurring basis during 2009 include our Boeing 737-300 and 737-500 fleets and related assets.  We recorded impairment losses on these assets in the quarter ended June 30, 2009.  As a result of the impairments, we measured these assets at fair value at June 30, 2009, as follows (in millions):

	Carrying Amount as of June 30, 2009	Level 1	Level 2	Level 3	Total Losses

Property and Equipment:
Boeing 737-300 fleet	$90	-	-	$90	$(19)
Boeing 737-500 fleet	82	-	-	82	(12)
					$(31)

We recorded additional losses in the fourth quarter of 2009 associated with these fleet types as discussed in Note 13.  Of the $36 million in fourth quarter aircraft related special charges, $23 million was associated with Boeing 737-300 and 737-500 aircraft and parts that had been sent out for sale on consignment.

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

Short-Term Investments Other than Auction Rate Securities.  Short-term investments other than auction rate securities primarily consist of CDARS.  The fair values of these investments are based on observable market data.

Student Loan-Related Auction Rate Securities.  At December 31, 2009, we held student loan-related auction rate securities with a fair value of $201 million and a par value of $252 million.  These securities were classified as follows (in millions):

	Fair Value	Par Value	Amortized Cost

Short-term investments:
Available-for-sale	$136	$166	$136
Trading	65	86	N/A
Total	$201	$252

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

Prior to the first quarter of 2008, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rate and the existence of a liquid market.  Although we will earn interest on these investments involved in failed auctions at the maximum contractual rate, the estimated market value of these auction rate securities no longer approximates par value due to the lack of liquidity in the market for these securities at their par value.  We recorded losses totaling $60 million during 2008 to reflect the other-than-temporary decline in the fair value of these securities.  Following this other-than-temporary impairment, a new amortized cost basis was established for available-for-sale securities equal to the then fair value.  The difference between this amortized cost and the cash flows expected to be collected is being accreted as interest income.

We estimated the fair value of these securities to be $201 million at December 31, 2009, taking into consideration the limited sales and offers to purchase securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In addition, in 2008, one institution granted us a put right permitting us in 2010 to sell to the institution at their full par value auction rate securities with a par value of $125 million.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put right is exercised.  The put right is recorded at fair value in prepayments and other assets on our consolidated balance sheet.  We determined the fair value based on the difference between the risk-adjusted discounted expected cash flows from the underlying auction rate securities without the put right and with the put right being exercised in 2010.  The initial fair value of the put right was $26 million.  We have classified the underlying auction rate securities as trading securities and elected the fair value option under the Fair Value Subsections of ASC Topic 825-10, “Financial Instruments,” for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in other nonoperating income (expense) currently.

During 2009, we sold, at par, auction rate securities having a par value of $40 million.  Most of these securities were sold to the institution that had granted us the put right.  We recognized gains on the sales using the specific identification method and recorded losses of the cancellation of the related put rights.  The net gains are included in other non-operating income (expense) in our consolidated statement of operations and were not material.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments.  If current market conditions deteriorate further, we may be required to record additional losses on these securities.

Fuel Derivatives.  We determine the fair value of our fuel derivatives by obtaining inputs from a broker's pricing model that is based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets.  We verify the reasonableness of these inputs by comparing the resulting fair values to similar quotes from our counterparties as of each date for which financial statements are prepared.  For derivatives not covered by collateral, we also make an adjustment to incorporate credit risk into the valuation.  Due to the fact that certain of the inputs utilized to determine the fair value of the fuel derivatives are unobservable (principally volatility of crude oil prices and the credit risk adjustments), we have categorized these option contracts as Level 3.

Foreign Currency Derivatives.  We determine the fair value of our foreign currency derivatives by comparing our contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions.

Property and Equipment - Boeing 737-300 and 737-500 Aircraft Fleets.  As discussed in Note 13, we wrote down our Boeing 737-300 and 737-500 fleets to their respective fair values in the second quarter of 2009.  Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators.  We estimated the fair values based on current market conditions, the condition of our aircraft and our expected proceeds from the sale of the assets.

Unobservable Inputs.  The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2009 is as follows (in millions):

	Student Loan-Related Auction Rate Securities	Auction Rate Securities Put Right	Fuel Derivatives

Balance at December 31, 2008	$229	$26	$(415)
Purchases, sales, issuances and settlements (net)	(40)	-	393
Gains and losses:
Reported in earnings:
Realized	8	(7)	-
Unrealized	1	1	7
Reported in other comprehensive income (loss)	3	-	29
Balance at December 31, 2009	$201	$20	$ 14

Other Financial Instruments.  Other financial instruments that are not subject to the disclosure requirements of ASC Topic 820 are as follows:

•
Debt.  The fair value of our debt with a carrying value of $6.1 billion at December 31, 2009 and $5.7 billion at December 31, 2008 was approximately $5.8 billion and $4.6 billion, respectively.  These estimates were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

•
Investment in COLI Products.  In connection with certain of our supplemental retirement plans, we previously held company owned life insurance policies on certain of our employees.  We terminated all of the policies in 2009.  As of December 31, 2008, the carrying value of the cash surrender value of the life insurance policies was $26 million, which was based on the fair value of the underlying investments.

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

As of December 31, 2009, our projected fuel requirements for 2010 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

Gulf Coast jet fuel swaps	1%	$1.94	1%	$1.94
WTI crude oil swaps	2	1.84	2	1.84
WTI crude oil call options	4	2.20	N/A	N/A
Total	7%		3%

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

When our fuel hedges are in a liability position, we may be required to post cash collateral with our counterparties.  We were not required to post any such collateral at December 31, 2009.  Because our fuel hedges were in a net liability position at December 31, 2008, we were required to post cash collateral with our counterparties totaling $171 million.  These amounts are reported in prepayments and other current assets in our consolidated balance sheet.

Foreign Currency Exchange Risk Management.  We have historically used foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.  At December 31, 2009, we had forward contracts outstanding to hedge 30% of our projected Japanese yen-denominated cash inflows, primarily from passenger ticket sales, through 2010.

We account for these instruments as cash flow hedges.  They are recorded at fair value in our consolidated balance sheet with the offset to accumulated OCI, net of applicable income taxes and hedge ineffectiveness, and are recognized as passenger revenue in the month of sale.  We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency.  Hedge ineffectiveness, if any, is included in other nonoperating income (expense) in our consolidated statement of operations.

Quantitative Disclosures.  At December 31, 2009, all of our derivative instruments were designated as cash flow hedges and were reported in our consolidated balance sheet as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Fuel derivatives	Prepayments and other current assets	$ 14	Accrued other current liabilities	$ -

Foreign currency derivatives	Prepayments and other current assets	5	Accrued other current liabilities	-
Total derivatives		$ 19		$ -

The gains and losses related to our derivative instruments reported in our consolidated balance sheet at December 31, 2009 and our consolidated statement of operations for the year ended  December 31, 2009 were as follows (in millions):

Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion)
		Income Statement Location	Amount	Income Statement Location	Amount

Fuel derivatives	$36	Aircraft fuel and related taxes	$(380)	Other nonoperating income (expense)	$7

Foreign currency derivatives	10	Passenger revenue	(2)	Other nonoperating income (expense)	-
Total	$46		$(382)		$7

Lehman Brothers, one of the counterparties to our fuel derivative contracts, declared bankruptcy on September 15, 2008.  As a result, we determined that our fuel derivative contracts with Lehman Brothers were not highly effective hedges.  Therefore, we discontinued hedge accounting for these contracts as of September 15, 2008 and all subsequent changes in the contracts’ fair values were reported in earnings.  In 2008, we recognized losses of $125 million in other non-operating income (expense) related to the changes in the fair value of these contracts.  In January 2009, we settled all open contracts with Lehman Brothers.

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

Common Stock.  We currently have one class of common stock issued and outstanding, Class B common stock. Each share of common stock is entitled to one vote per share.  In August 2009, we completed a public offering of 14.4 million shares of our common stock at a price to the public of $11.20 per share, raising net proceeds of $158 million.  In June 2008, we completed a public offering of 11 million shares of our common stock at a price to the public of $14.80 per share, raising net proceeds of $162 million.  Additionally, in the fourth quarter of 2008, we completed a public offering of 13 million shares of our common stock at an average price to the public of $15.84 per share, raising net proceeds of $196 million.  Proceeds from each of these offerings were used for general corporate purposes.  At December 31, 2009, approximately 40 million shares were reserved for future issuance related to the conversion of convertible debt securities and the issuance of stock under our stock incentive plans.

As discussed in Note 4, $170 million in principal amount of our 4.5% convertible notes was converted by the holders into 4.3 million shares of our common stock in January 2007 at a conversion price of $40 per share.

Stockholder Rights Plan.  On November 20, 2008, our stockholder rights plan expired.  As a result, each outstanding share of our common stock is no longer accompanied by a right.  The holders of common stock were not entitled to any payment as a result of the expiration of the rights plan and the rights issued thereunder.

NOTE 9 - STOCK PLANS AND AWARDS

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

The table below summarizes stock option transactions pursuant to our plans (share data in thousands):

	2009		2008		2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	7,972	$16.65	7,817	$17.36	8,991	$15.12
Granted	713	$ 9.40	752	$10.84	728	$35.72
Exercised	(383)	$11.72	(375)	$12.49	(1,699)	$13.39
Cancelled	(188)	$23.86	(222)	$29.14	(203)	$17.29
Outstanding at end of year	8,114	$16.08	7,972	$16.65	7,817	$17.36
Exercisable at end of year	6,550	$15.98	6,212	$15.08	3,393	$15.45

As of December 31, 2009, stock options outstanding at the end of the period had a weighted average contractual life of 2.4 years and an aggregate intrinsic value of $38 million.  Options exercisable at December 31, 2009 had a weighted average contractual life of 2.1 years and an aggregate intrinsic value of $28 million.

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

	2009	2008	2007

Risk-free interest rate	2.0%	3.1%	4.9%
Dividend yield	0%	0%	0%
Expected market price volatility of our common stock	86%	62%	57%
Expected life of options (years)	3.9	3.9	3.9
Fair value of options granted	$5.75	$5.32	$16.95

The total intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was $2 million, $3 million and $45 million, respectively.

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2009 (share data in thousands):

Options Outstanding

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$9.22-$11.72	1,286	4.3	$ 9.59
$11.89	4,333	1.9	$11.89
$11.96-$20.31	1,124	2.4	$19.21
$20.97-$49.80	1,371	2.3	$32.83

$9.22-$49.80	8,114	2.4	$16.08

Options Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

$9.22-$11.72	206	$ 9.84
$11.89	4,333	$11.89
$11.96-$20.31	1,081	$19.34
$20.97-$49.80	930	$32.52

$9.22-$49.80	6,550	$15.98

Employee Stock Purchase Plan.  All of our employees (including CMI employees) are eligible to participate in the 2004 Employee Stock Purchase Plan (the "2004 ESPP").  At the end of each fiscal quarter, participants may purchase shares of our common stock at a discount of 15% off the fair market value of the stock on either the first day or the last day of the quarter (whichever is lower), subject to a minimum purchase price of $10 per share.  This discount is reduced to zero as the fair market value approaches $10 per share.  If the fair market value is below the $10 per share minimum price on the last day of a quarter, then the participants will not be permitted to purchase the common stock for such quarterly purchase period and we will refund to those participants the amount of their unused payroll deductions.  During 2009, 2008 and 2007, approximately 0.5 million, 1.1 million and 0.4 million shares, respectively, of common stock were issued to participants at a weighted-average purchase price of $11.81, $12.76 and $27.84 per share, respectively.   On June 10, 2009, our stockholders approved an amendment to the 2004 ESPP, under which we had sold to participants all of the remaining previously authorized shares in the first quarter of 2009.  The amendment made 3.5 million shares of common stock available for purchase by participants under the 2004 ESPP and extended the term of the plan to December 31, 2019.  In January 2010, 0.2 million shares were purchased related to the fourth quarter of 2009 at a price of $12.82 per share.

Incentive Plan.  Our incentive plan for granting equity and performance awards to management level employees and equity awards to non-employee directors expired on October 3, 2009.  The plan remains effective solely for purposes of governing the terms of outstanding awards and no further awards may be granted under the plan.  On December 1, 2009, our Board of Directors approved our new Incentive Plan 2010, subject to stockholder approval.  We expect to submit the new incentive plan to our stockholders for approval in 2010.

Profit Based RSU Awards.  We have issued profit based restricted stock unit (“RSUs”) awards pursuant to our Long-Term Incentive and RSU Program, which can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets.  The performance targets require that we reach target levels of cumulative employee profit sharing during the performance period and that we have net income calculated in accordance with U.S. generally accepted accounting principles for the applicable fiscal year in which the cumulative profit sharing target is met.  To serve as a retention feature, payments related to the achievement of a performance target generally will be made in annual increments over a three-year period to participants who remain continuously employed by us through each payment date.  Payments also are conditioned on our having, at the end of the fiscal year preceding the date any payment is made, a minimum unrestricted cash, cash equivalents and short-term investments balance as set by the Human Resources Committee of our Board of Directors.  If we do not achieve the minimum cash balance applicable to a payment date, the payment will be deferred until the next payment date (March 1 of the next year), subject to a limit on the number of years payments may be carried forward.  Payment amounts are calculated based on the number of RSUs subject to the award, the average closing price of our common stock during the 20 trading days preceding the payment date and the payment percentage set by the Human Resources Committee of our Board of Directors for achieving the applicable profit sharing-based performance target.

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

The awards that had a performance period commencing April 1, 2006 and ending December 31, 2009 achieved the highest level cumulative profit sharing performance target based on cumulative profit sharing payments to our broad based employees of $262 million during the performance period.  As a result, payments totaling $20 million and $52 million were made in March 2009 and 2008, respectively, with respect to these profit based RSU awards.  The third and final payment related to these 1.4 million awards will be made in March 2010.

The 0.5 million RSU awards with a performance period commencing January 1, 2007 and ending December 31, 2009 expired without vesting on December 31, 2009 because the minimum cumulative profit sharing target was not met.  No payments will be made with respect to these awards.  We have two other grants of profit based RSU awards outstanding at December 31, 2009.  The following table sets forth information about these grants:

	2009 Grant	2008 Grant

Initial grant date	February 2009	February 2008

Number of RSU awards outstanding	1.3 million	0.8 million

Performance period	January 1, 2009- December 31, 2011	January 1, 2008- December 31, 2010

Cumulative profit sharing targets (range)	$0-$375 million	$0-$275 million

Cumulative profit sharing achieved to date for applicable performance period	$0	$0

Payment percentages (range)	0%-400%	0%-200%

Probable payment percentage:
As of December 31, 2009	0%	0%
As of December 31, 2008	N/A	100%

Unrestricted cash, cash equivalents and short-term investments hurdle	$2.2 billion	$2.2 billion

As of December 31, 2009, we had recorded no liability associated with the profit based RSU awards for the performance periods commencing January 1, 2008 or 2009 because we had not achieved, and did not reasonably expect to achieve, any of the cumulative profit sharing-based performance targets for those awards.  On December 31, 2009, our enhanced profit sharing plan expired.  Pursuant to the terms of the 2008 and 2009 RSU grants, and in order to comply with the provisions of Internal Revenue Code Section 162(m), achievement of a performance target for such grants will continue to be determined under and based upon the definition of annual award pool in the enhanced profit sharing plan that expired on December 31, 2009.

Stock-Based Compensation Expense.  Total stock-based compensation expense included in wages, salaries and related costs for the years ended December 31, 2009, 2008 and 2007 was $(3) million, $47 million and $75 million, respectively.  As of December 31, 2009, $5 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards with a performance period commencing April 1, 2006 and ending December 31, 2009 had not yet been recognized.  This amount will be recognized in expense over a weighted-average period of 1.2 years.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (which are all net of applicable income taxes) were as follows (in millions):

	Defined Benefit Pension and Retiree Medical Benefits Plans		Unrealized Gain (Loss) on Derivative Instruments and Other
	Unrecognized Prior Service Cost	Unrecognized Actuarial Gains (Losses)		Income Tax Benefit (Expense)	Total

Balance at December 31, 2006	$(262)	$(971)	$ (16)	$ 236	$(1,013)
Derivative financial instruments:
Reclassification into earnings	-	-	(48)	-	(48)
Change in fair value	-	-	93	-	93
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	-	97	-	-	97
Reclassification of prior service cost into earnings	30	-	-	-	30
Current year prior service cost	(18)	-	-	-	(18)
Current year actuarial gain	-	354	-	-	354
Balance at December 31, 2007	(250)	(520)	29	236	(505)
Derivative financial instruments:
Reclassification into earnings	-	-	170	-	170
Change in fair value	-	-	(608)	-	(608)
Unrealized loss on student loan- related auction rate securities	-	-	(3)	-	(3)
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	-	85	-	-	85
Reclassification of prior service cost into earnings	31	-	-	-	31
Current year actuarial loss	-	(926)	-	-	(926)
Balance at December 31, 2008	(219)	(1,361)	(412)	236	(1,756)

	Defined Benefit Pension and Retiree Medical Benefits Plans		Unrealized Gain (Loss) on Derivative Instruments and Other
	Unrecognized Prior Service Cost	Unrecognized Actuarial Gains (Losses)		Income Tax Benefit (Expense)	Total

Derivative financial instruments:
Reclassification into earnings	-	-	375	-	375
Change in fair value	-	-	46	-	46
Unrealized gain on student loan- related auction rate securities	-	-	3	-	3
Employee benefit plans:
Reclassification of unrecognized net actuarial loss into earnings	-	138	-	-	138
Reclassification of prior service cost into earnings	31	-	-	-	31
Current year actuarial gain	-	136	-	-	136
Income tax expense	-	-	-	(158)	(158)
Balance at December 31, 2009	$(188)	$(1,087)	$ 12	$ 78	$(1,185)

NOTE 11 - EMPLOYEE BENEFIT PLANS

Our employee benefits plans include defined benefit pension plans, defined contribution (including 401(k) savings) plans and a welfare benefit plan, which includes retiree medical benefits.  Substantially all of our domestic employees are covered by one or more of these plans.

Defined Benefit Pension Plans.  Benefits under our defined benefit pension plans are based on a combination of years of benefit accrual service and an employee's final average compensation.  Under the collective bargaining agreement with our pilots ratified on March 31, 2005, which we refer to as the "pilot agreement," future defined benefit accruals for pilots ceased and retirement benefits accruing in the future are provided through two pilot-only defined contribution plans.  As required by the pilot agreement, defined benefit pension assets and obligations related to pilots in our primary defined benefit pension plan (covering substantially all U.S. employees other than Chelsea Food Services division ("Chelsea") and CMI employees) were spun out into a separate pilot-only defined benefit pension plan, which we refer to as the "pilot defined benefit pension plan."  On May 31, 2005, future benefit accruals for pilots ceased and the pilot defined benefit pension plan was "frozen."  As of that freeze date, all existing accrued benefits for pilots (including the right to receive a lump sum payment upon retirement) were preserved in the pilot defined benefit pension plan.  Accruals for non-pilot employees under our primary defined benefit pension plan continue.

Retiree Medical Benefits Plans.  Our retiree medical programs are self-insured arrangements that permit retirees who meet certain age and service requirements to continue medical coverage between retirement and Medicare eligibility.  Eligible employees are required to pay a portion of the costs of their retiree medical benefits, which in some cases may be offset by accumulated unused sick time at the time of their retirement.  Plan benefits are subject to co-payments, deductibles and other limits as described in the plans.  We account for the retiree medical benefits plan under ASC Topic 715, “Compensation – Retirement Benefits,” which requires recognition of the expected cost of benefits over the employee's service period.

Obligation and Funded Status.  Our pension and retiree medical benefits obligations are measured as of December 31 of each year.  The following table sets forth the changes in projected benefit obligation of the defined benefit pension and retiree medical benefits plans at December 31 (in millions):

	Defined Benefit Pension		Retiree Medical Benefits
	2009	2008	2009	2008

Accumulated benefit obligation	$2,401	$2,273	N/A	N/A

Benefit obligation at beginning of year	2,482	$2,353	$249	$252
Service cost	65	59	11	12
Interest cost	153	149	15	16
Actuarial (gains) losses	70	168	(26)	(17)
Participant contributions	-	-	2	2
Benefits paid	(49)	(118)	(18)	(16)
Lump sum settlements	(92)	(129)	-	-
Benefit obligation at end of year	$2,629	$2,482	$233	$249

The retiree medical benefits plan and certain supplemental defined benefit pension plans are unfunded.  The following table sets forth the change in the fair value of the defined benefit pension plans' assets at December 31 (in millions):

	2009	2008

Fair value of plan assets at beginning of year	$1,057	$1,817
Actual gains (losses) on plan assets	268	(618)
Employer contributions, including benefits paid under unfunded plans	187	105
Benefits paid	(49)	(118)
Lump sum settlements	(92)	(129)
Fair value of plan assets at end of year	$1,371	$1,057

The unfunded portion of the defined benefit pension and retiree medical benefits liabilities were recognized in the accompanying consolidated balance sheets at December 31 as follows (in millions):

	Defined Benefit Pension		Retiree Medical Benefits
	2009	2008	2009	2008

Accrued payroll	$ 10	$ 8	$ 17	$ 15
Accrued pension liability	1,248	1,417	-	-
Accrued retiree medical benefits	-	-	216	234
Funded status of the plans - net underfunded	$1,258	$1,425	$ 233	$249

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2009 were as follows (in millions):

	Defined Benefit Pension	Retiree Medical Benefits

Unrecognized prior service cost	$ 22	$166
Unrecognized actuarial (gains) losses	$1,174	$(87)

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of employees expected to receive benefits under the plans.  The following table sets forth the amounts of unrecognized prior service cost and net actuarial loss recorded in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit expense during 2010 (in millions):

	Defined Benefit Pension	Retiree Medical Benefits

Prior service cost	$ 10	$21
Actuarial (gains) losses	$ 87	$(4)

The following actuarial assumptions were used to determine our benefit obligations at December 31:

	Defined Benefit Pension		Retiree Medical Benefits
	2009	2008	2009	2008

Weighted average discount rate	6.01%	6.13%	5.57%	6.03%
Weighted average rate of compensation increase	2.30%	2.30%	-	-
Health care cost trend rate	-	-	7.50%	7.50%

The December 31, 2009 health care cost trend rate is assumed to decline gradually to 5% by 2015.

Net periodic defined benefit pension and retiree medical benefits expense for the year ended December 31 included the following components (in millions):

	Defined Benefit Pension			Retiree Medical Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$ 65	$ 59	$ 61	$ 11	$12	$11
Interest cost	153	149	158	15	15	14
Expected return on plan assets	(89)	(157)	(137)	-	-	-
Amortization of unrecognized net actuarial (gain) loss	111	34	68	(2)	(1)	(2)
Amortization of prior service cost	10	10	10	21	21	20
Net periodic benefit expense	250	95	160	45	47	43
Settlement charges (included in special charges)	29	52	31	-	-	-
Net benefit expense	$ 279	$ 147	$ 191	$ 45	$47	$43

During 2009, 2008 and 2007, we recorded non-cash settlement charges totaling $29 million, $52 million and $31 million, respectively, related to lump sum distributions from our pilot-only defined benefit pension plan to pilots who retired.  Settlement accounting is required if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for a plan.  Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan's projected benefit obligation.

The following actuarial assumptions were used to determine our net periodic benefit expense for the year ended December 31:

	Defined Benefit Pension			Retiree Medical Benefits
	2009	2008	2007	2009	2008	2007

Weighted average discount rate	6.13%	6.27%	5.95%	6.03%	6.02%	5.76%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.26%	-	-	-
Weighted average rate of compensation increase	2.30%	2.30%	2.30%	-	-	-
Health care cost trend rate	-	-	-	7.50%	8.00%	8.00%

The 2009 health care cost trend rate is assumed to decline gradually to 5% by 2014.

A one percentage point change in the assumed health care cost trend rate would have the following effect (in millions):

	One Percent Increase	One Percent Decrease

Impact on 2009 retiree medical benefits expense	$ 3	$ (2)
Impact on accrued retiree medical benefits as of December 31, 2009	$22	$(20)

The defined benefit pension plans' assets consist primarily of equity and fixed-income securities held through common collective trusts.  The fair values of our defined benefit pension plans’ assets as of December 31, 2009 were as follows (in millions):

	Total	Level 1	Level 2	Level 3

Equity securities:
U.S. companies	$ 661	$ -	$ 661	$ -
International companies	292	-	292
Fixed-income securities	290	-	290	-
Private equity funds	128	-	-	128
Total	$1,371	$ -	$1,243	$128

See Note 6 for a discussion of the levels of inputs to determine fair value.

Equity securities include investments in large-cap and small-cap companies.  Fixed-income securities include corporate bonds of companies in diversified industries and asset- and mortgage-backed securities.  Investments in equity securities and fixed-income securities are commingled funds valued at the unit of participation value of shares held by the plans’ trust.

The private equity funds invest primarily in common stock of companies in diversified industries and in buyout, venture capital and special situation funds.  Investments in private equity funds are valued at the net asset value of shares held by the plans’ trust at year end.

The reconciliation of our defined benefit plans assets measured at fair value using unobservable inputs (Level 3) for the year ended December 31, 2009 is as follows (in millions):

Private Equity Funds

Balance at December 31, 2008	$127
Actual return on plan assets:
Unrealized gains (losses) relating to assets still held at year end	(2)
Purchases, sales, issuances and settlements (net)	3
Balance at December 31, 2009	$128

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

	Percent of Total	Expected Long-Term Rate of Return

Equity securities:
U.S. companies	35-55%	8%
International companies	15-25	9
Fixed-income securities	15-25	5
Other	0-15	11

Funding requirements for tax-qualified defined benefit pension plans are determined by government regulations.  During 2009, we contributed $176 million to our tax-qualified defined benefit pension plans, satisfying our minimum funding requirements during calendar year 2009.  We contributed an additional $34 million to our tax-qualified defined benefit pension plans in January 2010.  We estimate that our remaining minimum funding requirements during calendar year 2010 are approximately $85 million.

We project that our defined benefit pension and retiree medical plans will make the following benefit payments, which reflect expected future service and include expected lump sum distributions, during the year ended December 31 (in millions):

	Defined Benefit Pension	Retiree Medical Benefits

2010	$ 155	$ 17
2011	165	17
2012	180	17
2013	192	17
2014	208	18
2015 through 2019	946	105

Defined Contribution Plans for Pilots.  As required by the pilot agreement, two pilot-only defined contribution plans were established in 2005.  One of these plans is a money purchase pension plan -- a type of defined contribution plan subject to the minimum funding rules of the Internal Revenue Code.  Contributions under this plan are generally expressed as a percentage of applicable pilot compensation, subject to limits under the Internal Revenue Code.  The other pilot-only defined contribution plan is a 401(k) plan that was established by transferring the pilot accounts from our pre-existing primary 401(k) plan (covering substantially all of our U.S. employees other than CMI employees) to a separate pilot-only 401(k) plan.  Pilots may make elective pre-tax and/or post-tax contributions to the pilot-only 401(k) plan.  In addition, the pilot agreement provides for variable employer contributions to the pilot-only 401(k) plan based on pre-tax profits during a portion of the term of the pilot agreement.  To the extent the Internal Revenue Code limits preclude employer contributions called for by the pilot agreement, the disallowed amount will be paid directly to the pilots as current wages under a corresponding nonqualified arrangement.  Our expense related to the defined contribution plans for pilots was $77 million, $82 million and $69 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Other 401(k) Plans.  We have two other defined contribution 401(k) employee savings plans in addition to the pilot-only 401(k) plan, a 401(k) plan covering substantially all domestic employees except for pilots and a 401(k) plan covering substantially all of the employees of CMI.  Participants in the non-pilot 401(k) plans may make elective pre-tax and/or post-tax contributions, and substantially all of those participants who are not and will not become eligible for the Company's defined benefit pension plans are eligible to receive employer non-elective contributions, expressed as a percentage of applicable compensation, under the non-pilot 401(k) plans.  The non-pilot 401(k) plans were amended effective January 1, 2009 to provide for the reinstatement of service-based employer matching contributions for certain workgroups at levels ranging up to 50% of employee contributions of up to 6% of the employee’s salary, based on seniority.  Company matching contributions are made in cash.  For the years ended December 31, 2009, 2008 and 2007, total expense for these defined contribution plans was $19 million, $6 million and $5 million, respectively.

Profit Sharing Plan.  Our enhanced profit sharing plan, which was in place through December 31, 2009, created an award pool for employees of 30% of the first $250 million of annual pre-tax income, 25% of the next $250 million and 20% of amounts over $500 million.  Payment of profit sharing to eligible employees would be made under the plan in the fiscal year following the year in which profit sharing is earned and the related expense is recorded.  Substantially all of our employees participated in this program except for officers and management directors.  We recognized $172 million of profit sharing expense and related payroll taxes in 2007.  This amount is included in wages, salaries and related costs in our consolidated statements of operations.  As we incurred losses in 2009 and 2008, there was no profit sharing expense in those years.

On December 31, 2009, our enhanced profit sharing plan expired.  Effective January 1, 2010, we adopted a new profit sharing plan with a five year term.  Our new profit sharing plan creates an award pool of 15% of annual pre-tax income excluding special, unusual or non-recurring items.  Generally, the profit sharing pool will be distributed among eligible employees based on an employee’s annual base pay relative to the annual base pay of all employees.

NOTE 12 - INCOME TAXES

Income tax benefit (expense) for the year ended December 31 consisted of the following (in millions):

	2009	2008	2007

Federal:
Current	$ -	$ (2)	$ (3)
Deferred	143	233	(194)
State:
Current	(1)	-	(2)
Deferred	15	20	(17)
Foreign:
Current	-	-	(1)
Tax benefit resulting from intraperiod tax allocation	158	-	-
Valuation allowance	(158)	(142)	100
Total income tax benefit (expense)	$ 157	$ 109	$(117)

We are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations.  As a result, we recorded a $158 million non-cash tax benefit on the loss from continuing operations for 2009, which is exactly offset by income tax expense on other comprehensive income.  However, while the income tax benefit from continuing operations is reported in our consolidated statement of operations, the income tax expense on other comprehensive income is recorded directly to other comprehensive income, which is a component of stockholders’ equity.  Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, our net deferred tax position at December 31, 2009 is not impacted by this tax allocation.

The reconciliation of income tax computed at the United States federal statutory tax rate to income tax benefit (expense) for the years ended December 31 is as follows (in millions):

	Amount			Percentage
	2009	2008	2007	2009	2008	2007

Income tax benefit (expense) at United States statutory rates	$154	$243	$(194)	35.0%	35.0%	35.0%
State income tax benefit (expense), net of federal benefit (expense)	9	14	(12)	2.0	2.0	2.1
Meals and entertainment disallowance	(4)	(5)	(6)	(1.0)	(0.7)	1.1
Tax benefit resulting from intraperiod tax allocation	158	-	-	36.0	-	-
Valuation allowance	(158)	(142)	100	(36.0)	(20.4)	(18.0)
Other	(2)	(1)	(5)	(0.3)	(0.1)	0.9
Income tax benefit (expense)	$ 157	$ 109	$(117)	35.7%	15.8%	21.1%

For financial reporting purposes, income tax benefit recorded on losses results in deferred tax assets.  We have concluded that we are required to provide a valuation allowance for net deferred tax assets due to our continued losses and our determination that it is more likely than not that such deferred tax assets would ultimately not be realized.  As a result, our losses are generally not reduced by any tax benefit.  Consequently, we also did not record any provision for income taxes on our pre-tax income in 2007 because we utilized a portion of the net operating loss carryforwards ("NOLs") for which we had not previously recognized a benefit.  In the fourth quarter of 2007, we recorded income tax expense of $114 million to increase the valuation allowance to be fully reserved for certain NOLs, expiring in 2008 through 2011, which more likely than not would not be realized prior to their expiration.  In the second quarter of 2008, we recorded an income tax benefit of $28 million resulting from higher utilization of those NOLs than had been previously anticipated.  We have approximately $3.9 billion of additional NOLs for federal income tax purposes, which expire between the years 2020 and 2029, available for use to offset future cash income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.  Significant components of our deferred tax assets and (liabilities) as of December 31 were as follows (in millions):

	2009	2008

Fixed assets, intangibles and spare parts	$(1,775)	$(1,767)
Other, net	(58)	-

Gross deferred tax liabilities	(1,833)	(1,767)

Net operating loss carryforwards	1,412	1,355
Pension liability	412	481
Accrued liabilities	516	558
Other, net	56	161

Gross deferred tax assets	2,396	2,555

Valuation allowance	(563)	(788)

Net deferred tax liability	-	-

Less: current deferred tax asset	203	216

Non-current deferred tax liability	$ (203)	$ (216)

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.16% for December 2009).  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.  If we were to have an ownership change as of December 31, 2009 under current conditions, our annual NOL utilization could be limited to $103 million per year, before consideration of any built-in gains.

Activity in our deferred tax asset valuation allowance for the year ended December 31 was as follows (in millions):

	2009	2008	2007

Balance at beginning of year	$ 788	$ 192	$ 473

Valuation allowance (utilized) provided for taxes related to:
Income (loss) before income taxes	158	142	(100)
Items recorded directly to accumulated other comprehensive loss	(269)	462	(187)
Expiration of NOLs	(115)	-	-
Other	1	(8)	6
Balance at end of year	$ 563	$ 788	$ 192

Our federal and state income tax returns for years after 2005 remain subject to examination by the taxing authorities.

NOTE 13 - SPECIAL CHARGES

Special charges for the years ended December 31 were as follows (in millions):

	2009	2008	2007

Aircraft-related charges	$ 89	$ 40	$(22)
Pension settlement charges (see Note 11)	29	52	31
Severance	5	34	-
Route impairment (see Notes 1 and 2)	12	18	-
Other	10	37	4
Total special charges	$ 145	$ 181	$ 13

The special charges all relate to our mainline segment unless otherwise noted.

Year Ended December 31, 2009.  Aircraft-related charges of $89 million in 2009 include $31 million of non-cash impairments of owned Boeing 737-300 and 737-500 aircraft and related assets, $39 million of other aircraft-related charges and $19 million of losses related to subleasing regional jets.

We recorded a $31 million impairment charge on the Boeing 737-300 and 737-500 fleets related to our decision in June 2008 to retire all of our Boeing 737-300 aircraft and a significant portion of our Boeing 737-500 aircraft by early 2010.  We recorded an initial impairment charge in 2008 for each of these fleet types.  The additional write-down in 2009 reflects the further reduction in the fair value of these fleet types in the current economic environment.  In both periods, we determined that indicators of impairment were present for these fleets.  Fleet assets include owned aircraft, improvements on leased aircraft, rotable spare parts, spare engines and simulators.  Based on our evaluations, we determined that the carrying amounts of these fleets were impaired and wrote them down to their estimated fair value.  We estimated the fair values based on current market quotes and our expected proceeds from the sale of the assets.

We recorded $39 million of other charges related to our mainline fleet, primarily related to the grounding and sale of Boeing 737-300 and 737-500 aircraft and the write-off of certain obsolete spare parts.  The 737-300 and 737-500 aircraft fleets and spare parts, a portion of which was being sold on consignment, experienced further declines in fair values during the fourth quarter of 2009 primarily as the result of additional 737 aircraft being grounded by other airlines.  During 2009, we sold eight 737-500 aircraft to foreign buyers.  Our gains on these sales were not material.

In December 2009, we agreed with ExpressJet to amend our capacity purchase agreement to permit ExpressJet to fly eight ERJ-145 aircraft for another carrier under a capacity purchase agreement.  These eight aircraft are subleased from us and were previously flown for us under our capacity purchase agreement.  We recorded a $13 million charge in our regional segment based on the difference between the sublease rental and the contracted rental payments on those aircraft during the two and one-half year average initial term of the related sublease agreement.

In July 2009, we entered into agreements to sublease five temporarily grounded ERJ-135 aircraft to Chautauqua beginning in the third quarter of 2009.  These aircraft will not be operated for us.  The subleases have terms of five years, but may be cancelled by the lessee under certain conditions after an initial term of two years.  We recorded a $6 million charge in our regional segment for the difference between the sublease rental income and the contracted rental payments on those aircraft during the initial term of the agreement.

At December 31, 2009, we had four owned and three leased Boeing 737-500 aircraft that were grounded.  We had also grounded seven owned and three leased Boeing 737-300 aircraft.  The owned Boeing 737-500 and 737-300 aircraft are being carried at aggregate fair values of $33 million and $22 million, respectively.  The three leased Boeing 737-300 aircraft were returned to the lessor in January 2010 and the leases on the three Boeing 737-500 aircraft will expire during the first half of 2012.  We have also temporarily grounded 25 leased 37-seat ERJ-135 aircraft and have subleased five others for terms of five years.  The leases on these 30 ERJ-135 aircraft expire in 2016 through 2018.

If economic conditions deteriorate further, we may incur additional special charges in future periods as we attempt to dispose of our grounded Boeing 737-300 and 737-500 aircraft.  Additionally, we may incur further accounting charges as a result of future fleet actions, including costs associated with future lease payments on the 30 ERJ-135 aircraft.  We are not able to estimate the amount and timing of these future charges.

During 2009, we announced plans to eliminate certain operational, management and clerical positions across the company.  We recorded a charge of $5 million for severance and other costs during the third quarter of 2009 in connection with the reductions in force, furloughs and leaves of absence.

Other special charges in 2009 related primarily to an adjustment to our reserve for unused facilities due to reductions in expected sublease income for a maintenance hangar in Denver.

Year Ended December 31, 2008.  Aircraft-related charges of $40 million in 2008 include non-cash impairments on owned Boeing 737-300 and 737-500 aircraft and related assets.  Aircraft-related charges in 2008 also includes charges for future lease costs on permanently grounded 737-300 aircraft and gains on the sale of ten Boeing 737-500 aircraft.

In conjunction with the 2008 capacity reductions, we incurred $34 million for severance and continuing medical coverage for employees accepting early retirement packages or company-offered leaves of absence during 2008.  Approximately 3,000 positions were eliminated as a result of the capacity reductions, the majority of which were implemented in September 2008.

Other special charges in 2008 related primarily to contract settlements with regional carriers and adjustments to reserves for unused facilities.

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

           Accrual Activity.  Activity related to the accruals for severance and medical costs and future lease payments on permanently grounded aircraft and unused facilities is as follows (in millions):

	Severance/ Medical Costs	Permanently Grounded Aircraft	Unused Facilities

Balance at December 31, 2006	$ -	$ -	$10
Accrual	-	-	-
Payments	-	-	(2)
Balance At December 31, 2007	-	-	8
Accrual	34	14	14
Payments	(6)	(4)	(2)
Balance at December 31, 2008	28	10	20
Accrual	5	1	10
Payments	(19)	(9)	(4)
Balance at December 31, 2009	$ 14	$ 2	$26

Cumulative accruals January 1, 2007 through December 31, 2009	$ 39	$ 15	$24

    These accruals and payments relate primarily to our mainline segment.  Cash payments related to the accruals for severance and medical costs will be made through the third quarter of 2011.  Remaining lease payments on permanently grounded aircraft and unused facilities will be made through 2010 and 2018, respectively.

NOTE 14 – GAINS ON SALES OF INVESTMENTS

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

ARINC.  ARINC, Inc. (“ARINC”) develops and operates communications and information processing systems and provides systems engineering and other services to the aviation industry and other industries.  In 2007, we sold all of our ARINC common stock and  received cash proceeds of $30 million.  Our investment in ARINC had no carrying value, resulting in a gain of $30 million.

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

NOTE 16 - REGIONAL CAPACITY PURCHASE AGREEMENTS

Capacity Purchase Agreement with ExpressJet

General.  In June 2008, we entered into the Second Amended and Restated Capacity Purchase Agreement with ExpressJet and certain of its affiliates (the " ExpressJet CPA"), which amended and restated our capacity purchase agreement with ExpressJet effective July 1, 2008.  Under the ExpressJet CPA, we purchase all of the capacity from the ExpressJet flights covered by the agreement at a negotiated price.

Capacity and Fleet Matters.  At December 31, 2009, 212 Embraer 50-seat regional jets were being operated as covered aircraft under the ExpressJet CPA.  The minimum number of covered aircraft under the ExpressJet CPA is currently 190 regional jets, and will be reduced as leases on covered aircraft expire.  ExpressJet also subleases 32 Embraer 50-seat regional jets from us outside of the capacity purchase provisions of the ExpressJet CPA at reduced rental rates.  During September 2008, we temporarily grounded all 30 of the subleased 37-seat ERJ 135 aircraft being flown by ExpressJet on our behalf and notified ExpressJet that these aircraft would be withdrawn from the ExpressJet CPA.  Five of these aircraft are now subleased to Chautauqua.

Term of Agreement.  The ExpressJet CPA will expire in June 2015, with provisions for an appropriate wind-down period, and has no renewal or extension options.  We may terminate the agreement at any time for "cause" (as defined in the ExpressJet CPA) and either party may terminate for breach of the agreement, subject to certain notice and cure periods.  The ExpressJet CPA also modified our rights under our former capacity purchase agreement by reducing the scope of change-in-control limitations on ExpressJet, reducing restrictions on ExpressJet flying into our hub airports, and removing the most-favored-nation clause relating to agreements ExpressJet may enter into with other airlines.

Compensation and Operational Responsibilities.  In exchange for ExpressJet's operation of the flights and performance of other obligations under the ExpressJet CPA, we have agreed to pay ExpressJet a pre-determined rate, subject to annual inflation adjustments (capped at 3.5%), for each block hour flown (the hours from gate departure to gate arrival) and to reimburse ExpressJet for various pass-through expenses (with no margin or mark-up) related to the flights, including aviation insurance, property taxes, international navigation fees, depreciation (primarily aircraft-related), landing fees and certain maintenance expenses.  Under the ExpressJet CPA, we are responsible for the cost of providing fuel for all flights and for paying aircraft rent for all of the aircraft covered by the ExpressJet CPA.  The ExpressJet CPA contains incentive bonus and rebate provisions based upon ExpressJet's operational performance.

Service Agreements.  We provide various services to ExpressJet, including loading fuel into aircraft, certain customer services such as ground handling, related airport terminal real estate, certain technology services dedicated to flight opening and closeout processes and aviation insurance procurement.  Prior to the July 1, 2008 amendment to the ExpressJet CPA, we charged ExpressJet for these services at rates in accordance with the then-effective capacity purchase agreement.  For providing these services, we charged ExpressJet approximately $41 million and $88 million in 2008 and 2007, respectively.  Effective July 1, 2008, we still provide these services but do not charge ExpressJet.

Leases.  As of December 31, 2009, ExpressJet leased all 212 of the aircraft flown for us under long-term operating leases from us.  During the base term of the ExpressJet CPA and an appropriate wind-down period, ExpressJet's lease agreements with us have substantially the same terms as the lease agreements between us and the lessor, except that ExpressJet does not pay us rent on the aircraft operated under the capacity purchase provisions of the ExpressJet CPA.   Aircraft will be removed from the ExpressJet CPA as their lease period ends.  Upon expiration of the ExpressJet CPA, ExpressJet has the option to retain up to 150 aircraft through the remaining lease terms and replacing us as the primary obligor under the leases, releasing us from all obligations related to the leases.  ExpressJet also leases or subleases, under various operating leases, ground equipment and substantially all of its ground facilities, including facilities at public airports, from us or the municipalities or agencies owning and controlling such airports.  If ExpressJet defaults on any of its payment obligations with us, we are entitled to reduce any payments required to be made by us to ExpressJet under the ExpressJet CPA by the amount of the defaulted payment.

As of December 31, 2009, ExpressJet subleased from us and operated 32 aircraft outside of the capacity purchase provisions of ExpressJet CPA.  The lease agreements for these aircraft have substantially the same terms as the lease agreements between us and the lessor, except that ExpressJet pays us reduced rent on these aircraft.  Our total rental income related to all leases with ExpressJet was approximately $23 million, $205 million and $360 million in 2009, 2008 and 2007, respectively, including $22 million, $76 million and $79 million, respectively, related to regional jets operated by ExpressJet outside of the capacity purchase provisions of the ExpressJet CPA, which is reported as other revenue.  Our aircraft rental income on aircraft flown for us through June 30, 2008 is reported as a reduction to regional capacity purchase, net.

Capacity Purchase Agreement with Chautauqua

Chautauqua operates 50-seat regional jets as a Continental Express carrier under a capacity purchase agreement ("the Chautauqua CPA").  As of December 31, 2009, 22 aircraft were being flown by Chautauqua for us.  The Chautauqua CPA requires us to pay Chautauqua a fixed fee, subject to annual inflation adjustments (capped at 3.5%), for each block hour flown for its operation of the aircraft.  Chautauqua supplies the aircraft that it operates under the agreement.  Aircraft are scheduled to be removed from service under the Chautauqua CPA each year through 2012, provided that we have the unilateral right to extend the Chautauqua CPA on the same terms on an aircraft-by-aircraft basis for a period of up to five years in the aggregate for 20 aircraft and for up to three years in the aggregate for seven aircraft, subject to the renewal terms of the related aircraft lease.  Chautauqua also subleases five Embraer 37-seat aircraft from us that are not operated on our behalf.

Capacity Purchase Agreement with Colgan

Colgan operates fourteen 74-seat Bombardier Q400 twin-turboprop aircraft as a Continental Connection carrier on short and medium-distance routes from New York Liberty on our behalf.  Colgan operates the flights under a capacity purchase agreement with us.  In January 2009, we amended the capacity purchase agreement to increase by 15 the number of Q400 aircraft to be operated by Colgan on our behalf.  We expect that Colgan will begin operating these 15 additional aircraft as they are delivered, beginning in the third quarter of 2010 through the second quarter of 2011.  Each aircraft is scheduled to be covered by the agreement for ten years following the date such aircraft is delivered into service thereunder.  Colgan supplies all of the aircraft that it operates under the agreement.

Capacity Purchase Agreement with CommutAir

Our capacity purchase agreement with CommutAir (the "CommutAir CPA"), provides for CommutAir to operate sixteen 37-seat Bombardier Q200 twin-turboprop aircraft as a Continental Connection carrier on short distance routes from Cleveland Hopkins and New York Liberty.  CommutAir supplies all of the aircraft that it operates under the agreement.

Indemnification Under Capacity Purchase Agreements

Under each of these capacity purchase agreements, our regional operator is generally required to indemnify us for any claims arising in connection with its operation of the aircraft under the agreement and to maintain separate insurance to cover its indemnification obligation.

Commitments under Capacity Purchase Agreements

Our future commitments under our capacity purchase agreements are dependent on numerous variables, and are therefore difficult to predict.  The most important of these variables is the number of scheduled block hours.  Although we are not required to purchase a minimum number of block hours under certain of our capacity purchase agreements, we have set forth below estimates of our future payments under the agreement based on our stated assumptions.  These estimates of our future payments under all of the capacity purchase agreements do not include the portion of the underlying obligation for any aircraft leased to ExpressJet or deemed to be leased from Chautauqua, CommutAir or Colgan and facility rent that are disclosed as part of aircraft and nonaircraft operating leases.  For purposes of calculating these estimates, we have assumed (1) the number of block hours flown is based on our anticipated level of flight activity or at any contractual minimum utilization levels if applicable, (2) that we will reduce the fleet as rapidly as contractually allowed under each agreement, (3) that aircraft utilization, stage length and load factors will remain constant, (4) that each carrier's operational performance will remain at historic levels, and (5) that inflation is projected to be between 0.3% and 2.4% per year.  Based on these assumptions, our future payments through the end of the terms of our capacity purchase agreements at December 31, 2009 were estimated as follows (in millions):

Year ending December 31,
2010	$ 693
2011	693
2012	704
2013	683
2014	649
Later years	884
Total	$4,306

It is important to note that the actual amounts we pay to our regional operators under capacity purchase agreements could differ materially from these estimates.  For example, a 10% increase or decrease in scheduled block hours for all of our regional operators (whether as a result of changes in average daily utilization or otherwise) in 2010 would result in a corresponding increase or decrease in cash obligations under the capacity purchase agreements of approximately 9.2%, or $64 million.

NOTE 17 - RELATED PARTY TRANSACTIONS

Prior to April 2008, Northwest Airlines, Inc. held the sole share of our Series B preferred stock.  Until October 2009, we had a global alliance with Northwest involving extensive codesharing, frequent flyer reciprocity and other cooperative activities.  The other cooperative activities are considered normal to the daily operations of both airlines.  As a result of these other cooperative activities, we paid Northwest $9 million and $28 million in 2008 and 2007, respectively, and Northwest paid us $9 million and $13 million in 2008 and 2007, respectively.  The payments to and from Northwest were in the ordinary course of business were based on prevailing market rates.  These payments do not include interline billings, which are common among airlines for transportation-related services.

NOTE 18 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional. The mainline segment consists of flights using larger jets while the regional segment currently consists of flights with a capacity of 79 or fewer seats.  As of December 31, 2009, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  See Note 16 for further discussion of the capacity purchase agreements.

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

Financial information for the year ended December 31 by business segment is set forth below (in millions):

	2009	2008	2007

Operating Revenue:
Mainline	$10,635	$12,827	$12,019
Regional	1,951	2,414	2,213
Total Consolidated	$12,586	$15,241	$14,232

Depreciation and amortization expense:
Mainline	$ 481	$ 427	$ 400
Regional	13	11	13
Total Consolidated	$ 494	$ 438	$ 413

Special Charges (Note 13):
Mainline	$ 125	$ 155	$ 13
Regional	20	26	-
Total Consolidated	$ 145	$ 181	$ 13

Operating Income (Loss):
Mainline	$ 164	$ 74	$ 848
Regional	(310)	(388)	(161)
Total Consolidated	$ (146)	$ (314)	$ 687

Interest Expense:
Mainline	$ 355	$ 363	$ 379
Regional	12	13	14
Total Consolidated	$ 367	$ 376	$ 393

Interest Income:
Mainline	$ 12	$ 65	$ 160
Regional	-	-	-
Total Consolidated	$ 12	$ 65	$ 160

Income Tax Benefit (Expense):
Mainline	$ 42	$ 51	$(150)
Regional	115	58	33
Total Consolidated	$ 157	$ 109	$(117)

Net Income (Loss):
Mainline	$ (76)	$ (243)	$ 581
Regional	(206)	(343)	(142)
Total Consolidated	$(282)	$(586)	$ 439

The amounts presented above are presented on the basis of how our management reviews segment results.  Under this basis, the regional segment's revenue includes a pro-rated share of our ticket revenue for segments flown by regional carriers and expenses include all activity related to the regional operations, regardless of whether the costs were paid directly by us or to the regional carriers.

Information concerning operating revenue by principal geographic area for the year ended December 31 is as follows (in millions):

	2009	2008	2007

Domestic	$ 6,941	$8,327	$8,053
Trans-Atlantic	2,614	3,448	3,065
Latin America	1,947	2,283	1,981
Pacific	1,084	1,183	1,133

	$12,586	$15,241	$14,232

We attribute revenue among the geographical areas based upon the origin and destination of each flight segment.  Our tangible assets and capital expenditures consist primarily of flight and related ground support equipment, which is mobile across geographic markets and, therefore, has not been allocated.

 NOTE 19 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of December 31, 2009 we had firm commitments to purchase 84 new aircraft (55 Boeing 737 aircraft, four Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  We are currently scheduled to take delivery of two Boeing 777 aircraft and 12 Boeing 737 aircraft in 2010.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of December 31, 2009.

As discussed in Note 4, we have obtained financing for the two Boeing 777 aircraft and nine of the Boeing 737 aircraft to be delivered in 2010.  We have backstop financing available for the three other Boeing 737 aircraft scheduled for delivery in 2010, subject to customary closing conditions.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures.  We can provide no assurance that backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable, and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover any resulting losses incurred by the manufacturer.

Financings and Guarantees.  We are the guarantor of approximately $1.7 billion in aggregate principal amount of tax-exempt special facilities revenue bonds and interest thereon, excluding the US Airways contingent liability described below.  These bonds, issued by various airport municipalities, are payable solely from our rentals paid under long-term agreements with the respective governing bodies.  The leasing arrangements associated with approximately $1.5 billion of these obligations are accounted for as operating leases, and the leasing arrangements associated with approximately $190 million of these obligations are accounted for as capital leases.

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $109 million at December 31, 2009 and a final scheduled maturity in 2015.  If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate, customs and aircraft financing obligations at December 31, 2009 in the amount of $109 million.  These letters of credit and performance bonds have expiration dates through September 2013.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At December 31, 2009, we had $1.5 billion of floating rate debt and $229 million of fixed rate debt, with remaining terms of up to ten years, that is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate carrying value of $1.5 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreements.  The covenants contained in our domestic bank-issued credit card processing agreement with Chase require that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.

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

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $65 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $203 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $387 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $846 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Credit Ratings.  At December 31, 2009, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's.  These ratings are significantly below investment grade.  Our current credit ratings increase the costs we incur when issuing debt, adversely affect the terms of such debt and limit our financing options.  Additional reductions in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, as discussed above, we would have to post additional collateral of approximately $203 million under our Chase and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.  The insurer under our workers’ compensation program has the right to require us to post up to $32 million of additional collateral under a number of conditions, including based on our current senior unsecured debt rating, which is currently at the minimum of B3 as rated by Moody’s and below the minimum of B- as rated by Standard & Poor’s.  We could also be required to post a higher amount of collateral with our fuel hedge counterparties if our credit ratings were to fall, or if our unrestricted cash, cash equivalents and short-term investments balance fell below certain specified levels, and our fuel hedges were in a liability position.  In such a case, the total amount of the collateral that we might be required to post at any time would be up to the amount of our liability under the related derivative instruments to our respective counterparties.  Our fuel hedging agreement with one counterparty also requires us to post additional collateral of up to 10% of the notional amount of our hedging contracts with that counterparty if our senior unsecured debt rating by Moody’s or Standard & Poor’s is below B3 or B-, respectively.  Our fuel derivative contracts do not contain any other credit risk-related contingent features, other than those related to a change in control.

Employees.  As of December 31, 2009, we had approximately 41,300 employees, which, due to the number of part-time employees, represents 39,640 full-time equivalent employees.  Approximately 45% of our full-time equivalent employees are represented by unions.

Approximately 97% of our full-time equivalent employees represented by unions as of December 31, 2009 are covered by collective bargaining agreements that are currently amendable or become amendable in 2010.  In addition, on February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the International Brotherhood of Teamsters.  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008 and those with our flight attendants and CMI mechanics became amendable in December 2009.  On July 6, 2009, our flight simulator technicians ratified a new four-year collective bargaining agreement with us.  With respect to our workgroups with amendable contracts, we have been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees, but to date the parties have not reached new agreements.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity will continue.

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

At December 31, 2009, we had an accrual for estimated costs of environmental remediation throughout our system of $30 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at December 31, 2009.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s dismissal of the case.  On December 18, 2009, the plaintiffs’ request for rehearing by the Sixth Circuit en banc was denied.  The plaintiffs now have the opportunity to appeal to the U.S. Supreme Court.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to defend vigorously any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial data by quarter for 2009 and 2008 is as follows (in millions, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Operating revenue	$2,962	$3,126	$3,317	$3,182
Operating income (loss)	(55)	(154)	61	1
Nonoperating income (expense), net	(81)	(59)	(79)	(73)
Net income (loss)	(136)	(213)	(18)	85

Earnings (loss) per share:
Basic	$(1.10)	$(1.72)	$(0.14)	$ 0.61
Diluted	$(1.10)	$(1.72)	$(0.14)	$ 0.60

2008
Operating revenue	$3,570	$4,044	$4,156	$3,471
Operating loss	(66)	(71)	(152)	(25)
Nonoperating income (expense), net	(61)	22	(98)	(242)
Net loss	(82)	(5)	(230)	(269)

Loss per share:
Basic	$(0.82)	$(0.05)	$(2.09)	$(2.35)
Diluted	$(0.82)	$(0.05)	$(2.09)	$(2.35)

The quarterly income (loss) amounts were impacted by the following special income (expense) items:

	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Operating earnings:
Aircraft-related charges	$ (4)	$(43)	$ (6)	$ (36)
Pension settlement charges	-	-	-	(29)
Severance	-	-	(5)	-
Route impairment	-	-	-	(12)
Other	-	(1)	(9)	-
Total special charges in operating earnings	$ (4)	$(44)	$(20)	$ (77)

Additional special items:
Income tax benefit related to intraperiod tax allocation	$ -	$ -	$ -	$ 158

2008
Operating earnings:
Aircraft-related charges	$ 8	$(41)	$(12)	$ 5
Pension settlement charges	-	-	(8)	(44)
Severance	-	-	(33)	(1)
Route impairment	-	-	(18)	-
Other	-	(17)	(20)	-
Total special charges in operating earnings	$ 8	$(58)	$(91)	$ (40)

Additional special items:
Gains on sales of investments	$ -	$ 78	$ -	$ -
Loss on fuel hedge contracts with Lehman Brothers	-	-	-	(125)
Other-than-temporary impairment of auction rate securities	-	(29)	-	(31)
Fair value of auction rate securities put right received	-	-	-	26
Income tax benefit related to NOL utilization	-	28	-	-

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

Item 9A.  Controls and Procedures.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

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

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 was conducted.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on their assessment, management concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.  Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Continental Airlines, Inc.

We have audited the internal control over financial reporting of Continental Airlines, Inc. (the "Company") as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria").  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 17, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2010

Item 9B.  Other Information.

Profit Sharing Plan.  On February 17, 2009, the Board of Directors of Continental Airlines, Inc. (the “Company”) approved a new profit sharing plan effective January 1, 2010, with a term of five years.  The Company’s prior enhanced profit sharing plan, adopted in connection with wage and benefit reductions in 2005, expired on December 31, 2009.  Under the new profit sharing plan, the Company will create a profit sharing award pool equal to 15 percent of its pre-tax income (adjusted for special, unusual or non-recurring items).  Generally, the profit sharing pool will be distributed among eligible employees based on an employee’s annual base pay relative to the annual base pay of all employees.  The profit sharing plan will pay out for any year that the Company earns pre-tax income (adjusted for special, unusual or non-recurring items), except in years when the amount of such pre-tax income results in a profit sharing award pool below 0.2% of the annual base pay of all employees.  In that case, the profit sharing award pool for that year would be carried forward and included in a subsequent year’s payout.  All employees (other than officers and management-level employees above a designated level) who are in a work group that is not represented by a union are eligible to participate in the profit sharing plan.  Employees who are in a work group that is represented by a union will be eligible to participate in the new profit sharing plan if specifically provided pursuant to the terms of a ratified collective bargaining agreement (a “CBA”).  International employees are generally eligible to participate in the profit sharing plan, subject to their applicable work rules, CBAs and legal requirements.  Eligibility is determined as of the last day of the relevant year.  The foregoing description of the profit sharing plan is qualified in its entirety by reference to the full text of the plan, which is filed as Exhibit 10.18 to this report.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 9, 2010.

Item 11.   Executive Compensation.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 9, 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
 Stockholder Matters.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 9, 2010 and from Item 5.  "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 9, 2010.

Item 14.  Principal Accountant Fees and Services.

Incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 9, 2010.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following financial statements are included in Item 8. "Financial Statements and Supplementary Data":

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for each of the Three Years in the Period Ended
December 31, 2009
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
December 31, 2009
Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2009
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

CONTINENTAL AIRLINES, INC.

By /s/ ZANE C. ROWE
Zane C. Rowe
Executive Vice President and
Chief Financial Officer
(On behalf of Registrant)

Date:  February 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 17, 2010.

Signature	Capacity

/s/ JEFFERY A. SMISEK	Chairman, President, and Chief Executive Officer
Jeffery A. Smisek	(Principal Executive Officer)

/s/ ZANE C. ROWE	Executive Vice President and
Zane C. Rowe	Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS KENNY	Vice President and Controller
Chris Kenny	(Principal Accounting Officer)

KIRBYJON H. CALDWELL*	Director
Kirbyjon H. Caldwell

CAROLYN CORVI*	Director
Carolyn Corvi

DOUGLAS H. McCORKINDALE*	Director
Douglas H. McCorkindale

HENRY L. MEYER III*	Director
Henry L. Meyer III

OSCAR MUNOZ*	Director
Oscar Munoz

LAURENCE E. SIMMONS*	Director
Laurence E. Simmons

KAREN HASTIE WILLIAMS*	Director
Karen Hastie Williams

RONALD B. WOODARD*	Director
Ronald B. Woodard

CHARLES A. YAMARONE*	Director
Charles A. Yamarone

*By	/s/ Jennifer L. Vogel
Jennifer L. Vogel
Attorney-in-fact
February 17, 2010

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

10.1(h)	Supplemental Agreement No. 18 to the Terminal C Lease - incorporated by reference to Exhibit 10.5 to the 2003 Q-1 10-Q.

10.1(i)	Supplemental Agreement No. 19 to the Terminal C Lease - incorporated by reference to Exhibit 10.4 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File no. 1-10323).

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

10.3(g)
Amendment No. 2, dated March 25, 2009, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport – incorporated by reference to Exhibit 10.1 to Continental’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “2009 Q-2 10-Q”).

10.3(h)
Amendment No. 3, dated April 3, 2009, to Agreement and Lease dated as of May 1987, as supplemented, between Continental and Cleveland regarding Hopkins International Airport – incorporated by reference to Exhibit 10.2 to the 2009 Q-2 10-Q.

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

10.5(d)*
Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Jeffery A. Smisek – incorporated by reference to Exhibit 10.1 to Continental’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “2009 Q-1 10-Q”).

10.5(e)*
Letter Agreement dated as of September 30, 2009 between Continental and Jeffery Smisek (clarifying certain terms of his Employment Agreement in connection with his promotion to Chairman, President and CEO on January 1, 2010) – incorporated by reference to Exhibit 10.1 to Continental’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “2009 Q-3 10-Q”).

10.5(f)*
Letter Agreement dated as of January 4, 2010 between Continental and Jeffery Smisek (pursuant to which he waives his salary and annual incentive pursuant to the terms set forth therein) – incorporated by reference to Exhibit 99.1 to Continental’s Current Report on Form 8-K dated January 4, 2010.

10.6*
Employment Agreement dated as of August 31, 2008 between Continental and Zane Rowe - incorporated by reference to Exhibit 10.2 to Continental's Form 10-Q for the quarter ended September 30, 2008 (File no. 1-10323) (the "2008 Q-3 10-Q").

10.6(a)*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Zane C. Rowe – incorporated by reference to Exhibit 10.2 to the 2009 Q-1 10-Q.

10.7*	Employment Agreement dated as of October 15, 2007 between Continental and Mark J. Moran - incorporated by reference to Exhibit 10.6 to the 2007 Q-3 10-Q.

10.7(a)*	Compensation Reduction Agreement for Mark J. Moran dated December 22, 2004 - incorporated by reference to Exhibit 10.7(a) to the 2005 10-K.

10.7(b)*	Amendment to Compensation Reduction Agreement for Mark J. Moran dated February 15, 2005 - incorporated by reference to Exhibit 10.7(b) to the 2005 10-K.

10.7(c)*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and Mark J. Moran – incorporated by reference to Exhibit 10.4 to the 2009 Q-1 10-Q.

10.8*	Employment Agreement dated as of October 15, 2007 between Continental and James E. Compton - incorporated by reference to Exhibit 10.4 to the 2007 Q-3 10-Q.

10.8(a)*
Compensation Reduction Agreement for James E. Compton dated December 22, 2004 - incorporated by reference to Exhibit 10.8(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 2004 (File no. 1-10323) (the "2004 10-K").

10.8(b)*	Amendment to Compensation Reduction Agreement for James E. Compton dated February 15, 2005 - incorporated by reference to Exhibit 10.4 to the 2005 Q-1 10-Q.

10.8(c)*	Confidentiality and Non-Competition Agreement dated April 23, 2009 between Continental and James E. Compton – incorporated by reference to Exhibit 10.3 to the 2009 Q-1 10-Q.

10.9*	Continental Airlines, Inc. 1998 Stock Incentive Plan ("1998 Incentive Plan") - incorporated by reference to Exhibit 4.3 to Continental's Form S-8 Registration Statement (No. 333-57297).

10.9(a)*
Amendment No. 1 to 1998 Incentive Plan, 1997 Stock Incentive Plan and 1994 Incentive Equity Plan, dated May 15, 2001 - incorporated by reference to Exhibit 10.2 to Continental's  Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File no. 1-10323) (the "2001 Q-2 10-Q").

10.9(b)*	Amendment to 1998 Incentive Plan, 1997 Stock Incentive Plan and 1994 Incentive Equity Plan, dated March 12, 2004 - incorporated by reference to Exhibit 10.5 to the 2004 Q-1 10-Q.

10.9(c)*	Form of Outside Director Stock Option Grant pursuant to the 1998 Incentive Plan – incorporated by reference to Exhibit 10.12(c) to the 2006 10-K.

10.10*
Continental Airlines, Inc. Incentive Plan 2000, as amended and restated ("Incentive Plan 2000") - incorporated by reference to Exhibit 10.1 to Continental's  Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File no.  1-10323) (the "2002 Q-1 10-Q").

10.10(a)*	Amendment to Incentive Plan 2000, dated March 12, 2004 - incorporated by reference to Exhibit 10.6 to the 2004 Q-1 10-Q.

10.10(b)*
Second Amendment to Incentive Plan 2000, dated June 6, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File no.  1-10323) (the "2006 Q-2 10-Q").

10.10(c)*
Third Amendment to Incentive Plan 2000, dated September 14, 2006 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File no.  1-10323) (the "2006 Q-3 10-Q").

10.10(d)*	Form of Outside Director Stock Option Agreement pursuant to Incentive Plan 2000 – incorporated by reference to Exhibit 10.14(b) to the 2000 10-K.

10.10(e)*
Form of Outside Director Stock Option Grant pursuant to Incentive Plan 2000 (updated form to facilitate electronic delivery) – incorporated by reference to Exhibit 10.1 to Continental’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File no. l1-10323) (the “2008 Q-1 10-Q”).

10.11*
Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through February 18, 2009 (adopted pursuant to Incentive Plan 2000) – incorporated by reference to Exhibit 10.14 to Continental’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).

10.11(a)*
Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (Profit Based RSU Awards under Incentive Plan 2000) – incorporated by reference to Exhibit 10.14(a) to the 2008 10-K.

10.11(b)*
Form of Award Notice pursuant to Continental Airlines, Inc. Long-Term Incentive and RSU Program (NLTIP Award under Incentive Plan 2000) - incorporated by reference to Exhibit 10.16(b) to the 2005 10-K.

10.12*	Continental Airlines, Inc. Incentive Plan 2010, as amended and restated February 17, 2010 (the “Incentive Plan 2010”). (3)

10.12(a)*	Form of Non-Employee Director Option Grant Document pursuant to Incentive Plan 2010. (3)

10.13*	Continental Airlines, Inc. Annual Executive Incentive Program (adopted pursuant to Incentive Plan 2010) (the “AIP”). (3)

10.13(a)*	Form of Award Notice pursuant to the AIP. (3)

10.14*	Continental Airlines, Inc. Long-Term Incentive and RSU Program (adopted pursuant to Incentive Plan 2010) (the “LTIP/RSU Program”). (3)

10.14(a)*	Form of Award Notice pursuant to the LTIP/RSU Program (Profit Based RSU Award under Incentive Plan 2010). (3)

10.14(b)*	Form of Award Notice pursuant to the LTIP/RSU Program (LTIP Award under Incentive Plan 2010). (3)

10.15*	Continental Airlines, Inc. 2005 Broad Based Employee Stock Option Plan - incorporated by reference to Exhibit 10.8 to the 2005 Q-1 10-Q.

10.16*	Continental Airlines, Inc. 2005 Pilot Supplemental Option Plan - incorporated by reference to Exhibit 10.9 to the 2005 Q-1 10-Q.

10.17*	Continental Airlines, Inc. Enhanced Profit Sharing Plan, as amended through February 23, 2007 - incorporated by reference to Exhibit 10.19 to the 2006 10-K.

10.18*	Continental Airlines, Inc. Profit Sharing Plan, as adopted February 17, 2010. (3)

10.19*	Summary of Non-Employee Director compensation. (3)

10.20*	Form of Letter Agreement relating to certain flight benefits between Continental and each of its non-employee directors. (3)

10.21
Amended and Restated Credit and Guaranty Agreement, dated as of August 3, 2006, among Continental and Continental Micronesia, Inc., as borrowers and guarantors, Air Micronesia, Inc., as a guarantor, Merrill Lynch Mortgage Capital, Inc., as administrative agent, and the lenders party thereto - incorporated by reference to Exhibit 10.3 to the 2006 Q-3 10-Q.  (1)

10.22
Purchase Agreement No. 1951, including exhibits and side letters thereto, between the Company and Boeing, dated July 23, 1996, relating to the purchase of Boeing 737 aircraft ("P.A. 1951") - incorporated by reference to Exhibit 10.8 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File no. 1-10323).  (1)

10.22(a)
Supplemental Agreement No. 1 to P.A. 1951, dated October 10, 1996 - incorporated by reference to Exhibit 10.14(a) to Continental's Annual Report on Form 10-K for the year ended December 31, 1996 (File no. 1-1-323).  (1)

10.22(b)
Supplemental Agreement No. 2 to P.A. 1951, dated March 5, 1997 - incorporated by reference to Exhibit 10.3 to Continental's Quarterly Report on Form 10-Q for the quarter ending March 31, 1997 (File no. 1-10323).  (1)

10.22(c)	Supplemental Agreement No. 3, including exhibit and side letter, to P.A. 1951, dated July 17, 1997 - incorporated by reference to Exhibit 10.14(c) to the 1997 10-K. (1)

10.22(d)	Supplemental Agreement No. 4, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 - incorporated by reference to Exhibit 10.14(d) to the 1997 10-K. (1)

10.22(e)
Supplemental Agreement No. 5, including exhibits and side letters, to P.A. 1951, dated October 10, 1997 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File no. 1-10323).  (1)

10.22(f)
Supplemental Agreement No. 6, including exhibits and side letters, to P.A. 1951, dated July 30, 1998 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-10323).  (1)

10.22(g)	Supplemental Agreement No. 7, including side letters, to P.A. 1951, dated November 12, 1998 - incorporated by reference to Exhibit 10.24(g) to the 1998 10-K. (1)

10.22(h)	Supplemental Agreement No. 8, including side letters, to P.A. 1951, dated December 7, 1998 - incorporated by reference to Exhibit 10.24(h) to the 1998 10-K. (1)

10.22(i)
Letter Agreement No. 6-1162-GOC-131R1 to P.A. 1951, dated March 26, 1998 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-10323).   (1)

10.22(j)	Supplemental Agreement No. 9, including side letters, to P.A. 1951, dated February 18, 1999 - incorporated by reference to Exhibit 10.4 to the 1999 Q-1 10-Q. (1)

10.22(k)	Supplemental Agreement No. 10, including side letters, to P.A. 1951, dated March 19, 1999 - incorporated by reference to Exhibit 10.4(a) to the 1999 Q-1 10-Q. (1)

10.22(l)
Supplemental Agreement No. 11, including side letters, to P.A. 1951, dated March 14, 1999 - incorporated by reference to Exhibit 10.4(a) to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File no. 1-10323).  (1)

10.22(m)	Supplemental Agreement No. 12, including side letters, to P.A. 1951, dated July 2, 1999 - incorporated by reference to Exhibit 10.8 to the 1999 Q-3 10-Q. (1)

10.22(n)	Supplemental Agreement No. 13 to P.A. 1951, dated October 13, 1999 - incorporated by reference to Exhibit 10.25(n) to the 1999 10-K. (1)

10.22(o)	Supplemental Agreement No. 14 to P.A. 1951, dated December 13, 1999 - incorporated by reference to Exhibit 10.25(o) to the 1999 10-K. (1)

10.22(p)
Supplemental Agreement No. 15, including side letters, to P.A. 1951, dated January 13, 2000 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 1-10323) (the "2000 Q-1 10-Q").  (1)

10.22(q)	Supplemental Agreement No. 16, including side letters, to P.A. 1951, dated March 17, 2000 - incorporated by reference to the 2000 Q-1 10-Q. (1)

10.22(r)
Supplemental Agreement No. 17, including side letters, to P.A. 1951, dated May 16, 2000 - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 1-10323).  (1)

10.22(s)
Supplemental Agreement No. 18, including side letters, to P.A. 1951, dated September 11, 2000 - incorporated by reference to Exhibit 10.6 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-10323).  (1)

10.22(t)	Supplemental Agreement No. 19, including side letters, to P.A. 1951, dated October 31, 2000 - incorporated by reference to Exhibit 10.20(t) to the 2000 10-K. (1)

10.22(u)	Supplemental Agreement No. 20, including side letters, to P.A. 1951, dated December 21, 2000 - incorporated by reference to Exhibit 10.20(u) to the 2000 10-K. (1)

10.22(v)
Supplemental Agreement No. 21, including side letters, to P.A. 1951, dated March 30, 2001 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File no. 1-10323).  (1)

10.22(w)	Supplemental Agreement No. 22, including side letters, to P.A. 1951, dated May 23, 2001 - incorporated by reference to Exhibit 10.3 to the 2001 Q-2 10-Q. (1)

10.22(x)	Supplemental Agreement No. 23, including side letters, to P.A. 1951, dated June 29, 2001 - incorporated by reference to Exhibit 10.4 to the 2001 Q-2 10-Q. (1)

10.22(y)	Supplemental Agreement No. 24, including side letters, to P.A. 1951, dated August 31, 2001 - incorporated by reference to Exhibit 10.11 to the 2001 Q-3 10-Q. (1)

10.22(z)	Supplemental Agreement No. 25, including side letters, to P.A. 1951, dated December 31, 2001 - incorporated by reference to Exhibit 10.22(z) to the 2001 10-K. (1)

10.22(aa)	Supplemental Agreement No. 26, including side letters, to P.A. 1951, dated March 29, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.22(ab)	Supplemental Agreement No. 27, including side letters, to P.A. 1951, dated November 6, 2002 - incorporated by reference to Exhibit 10.4 to the 2002 Q-1 10-Q. (1)

10.22(ac)	Supplemental Agreement No. 28, including side letters, to P.A. 1951, dated April 1, 2003 - incorporated by reference to Exhibit 10.2 to the 2003 Q-1 10-Q. (1)

10.22(ad)	Supplemental Agreement No. 29, including side letters, to P.A. 1951, dated August 19, 2003 - incorporated by reference to Exhibit 10.2 to the 2003 Q-3 10-Q. (1)

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

10.22(ag)	Supplemental Agreement No. 32 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ag) to the 2004 10-K. (1)

10.22(ah)	Supplemental Agreement No. 33 to P.A. 1951, including side letters, dated as of December 29, 2004 - incorporated by reference to Exhibit 10.21(ah) to the 2004 10-K. (1)

10.22(ai)	Supplemental Agreement No. 34 dated June 22, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2005 Q-2 10-Q. (1)

10.22(aj)	Supplemental Agreement No. 35 dated June 30, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2005 Q-2 10-Q. (1)

10.22(ak)
Supplemental Agreement No. 36 dated July 28, 2005 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File no. 1-10323) (the "2005 Q-3 10-Q").  (1)

10.22(al)
Supplemental Agreement No. 37 dated March 30, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File no. 1-10323) (the "2006 Q-1 10-Q").  (1)

10.22(am)	Supplemental Agreement No. 38, dated June 6, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.3 to the 2006 Q-2 10-Q. (1)

10.22(an)	Supplemental Agreement No. 39, dated August 3, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.4 to the 2006 Q-3 10-Q. (1)

10.22(ao)	Supplemental Agreement No. 40, dated December 5, 2006, to P.A. 1951 - incorporated by reference to Exhibit 10.23(ao) to the 2006 10-K. (1)

10.22(ap)
Supplemental Agreement No. 41, dated June 1, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File no. 1-10323) (the "2007 Q-2 10-Q").  (1)

10.22(aq)	Supplemental Agreement No. 42, dated June 12, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to the 2007 Q-2 10-Q. (1)

10.22(ar)	Supplemental Agreement No. 43, dated July 18, 2007 to P.A. 1951 - incorporated by reference to Exhibit 10.1 to the 2007 Q-3 10-Q. (1)

10.22(as)
Supplemental Agreement No. 44, dated December 7, 2007, to P.A. 1951 - incorporated by reference to Exhibit 10.21(as) to Continental's Annual Report on Form 10-K for the year ended December 31, 2007 (File no. 1-10323) (the "2007 10-K").  (1)

10.22(at)	Supplemental Agreement No. 45, dated February 20, 2008, to P.A. 1951 - incorporated by reference to Exhibit 10.2 to the 2008 Q-1 10-Q. (1)

10.22(au)	Supplemental Agreement No. 46, dated June 25, 2008, to P.A. 1951 - incorporated by reference to Exhibit 10.5 to the 2008 Q-2 10-Q. (1)

10.22(av)	Supplemental Agreement No. 47, dated October 30, 2008, to P.A. 1951 – incorporated by reference to Exhibit 10.21(av) to the 2008 10-K. (1)

10.22(aw)	Supplemental Agreement No. 48, dated January 29, 2009, to P.A. 1951 – incorporated by reference to Exhibit 10.3 to the 2009 Q-2 10-Q.(1)

10.22(ax)	Supplemental Agreement No. 49, dated May 1, 2009, to P.A. 1951 – incorporated by reference to Exhibit 10.4 to the 2009 Q-2 10-Q.(1)

10.22(ay)
Supplemental Agreement No. 50, dated July 23, 2009, to P.A. 1951 – incorporated by reference to Exhibit 10.2 to Continental’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “2009 Q-3 10-Q”).(1)

10.22(az)	Supplemental Agreement No. 51, dated August 5, 2009, to P.A. 1951 – incorporated by reference to Exhibit 10.3 to the 2009 Q-3 10-Q. (1)

10.22(ba)	Supplemental Agreement No. 52, dated August 31, 2009, to P.A. 1951 – incorporated by reference to Exhibit 10.4 to the 2009 Q-3 10-Q. (1)

10.22(bb)	Supplemental Agreement No. 53, dated December 23, 2009, to P.A. 1951. (2)(3)

10.23	Aircraft General Terms Agreement between the Company and Boeing, dated October 10, 1997 - incorporated by reference to Exhibit 10.15 to the 1997 10-K. (1)

10.23(a)
Letter Agreement No. 6-1162-GOC-136 between the Company and Boeing, dated October 10, 1997, relating to certain long-term aircraft purchase commitments of the Company - incorporated by reference to Exhibit 10.15(a) to the 1997 10-K.  (1)

10.24
Purchase Agreement No. 2061, including exhibits and side letters, between the Company and Boeing, dated October 10, 1997, relating to the purchase of Boeing 777 aircraft ("P.A. 2061") - incorporated by reference to Exhibit 10.17 to the 1997 10-K.  (1)

10.24(a)	Supplemental Agreement No. 1 to P.A. 2061 dated December 18, 1997 - incorporated by reference to Exhibit 10.17(a) as to the 1997 10-K. (1)

10.24(b)	Supplemental Agreement No. 2, including side letter, to P.A. 2061, dated July 30, 1998 - incorporated by reference to Exhibit 10.27(b) to the 1998 10-K. (1)

10.24(c)	Supplemental Agreement No. 3, including side letter, to P.A. 2061, dated September 25, 1998 - incorporated by reference to Exhibit 10.27(c) to the 1998 10-K. (1)

10.24(d)	Supplemental Agreement No. 4, including side letter, to P.A. 2061, dated February 3, 1999 - incorporated by reference to Exhibit 10.5 to the 1999 Q-1 10-Q. (1)

10.24(e)	Supplemental Agreement No. 5, including side letter, to P.A. 2061, dated March 26, 1999 - incorporated by reference to Exhibit 10.5(a) to the 1999 Q-1 10-Q. (1)

10.24(f)
Supplemental Agreement No. 6 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to Continental's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-10323) (the "2002 Q-2 10-Q").  (1)

10.24(g)	Supplemental Agreement No. 7, including side letter, to P.A. 2061, dated October 31, 2000 - incorporated by reference to Exhibit 10.23(g) to the 2000 10-K. (1)

10.24(h)	Supplemental Agreement No. 8, including a side letter, to P.A. 2061, dated June 29, 2001 - incorporated by reference to Exhibit 10.5 to the 2001 Q-2 10-Q. (1)

10.24(i)	Supplemental Agreement No. 9 to P.A. 2061, dated June 25, 2002 - incorporated by reference to Exhibit 10.12 to the 2002 Q-2 10-Q. (1)

10.24(j)	Supplemental Agreement No. 10 to P.A. 2061, dated November 4, 2003 - incorporated by reference to Exhibit 10.26(j) to the 2003 10-K. (1)

10.24(k)	Supplemental Agreement No. 11 to P.A. 2061, dated July 28, 2005 - incorporated by reference to Exhibit 10.2 to the 2005 Q-3 10-Q. (1)

10.24(l)	Supplemental Agreement No. 12 to P.A. 2061, dated March 17, 2006 - incorporated by reference to Exhibit 10.3 to the 2006 Q-1 10-Q. (1)

10.24(m)	Supplemental Agreement No. 13, dated December 3, 2007, to P.A. 2061 - incorporated by reference to Exhibit 10.23(m) to the 2007 10-K. (1)

10.24(n)	Supplemental Agreement No. 14 to P.A. 2061, dated February 20, 2008 - incorporated by reference to Exhibit 10.3 to the 2008 Q-1 10-Q. (1)

10.24(o)	Supplemental Agreement No. 15, dated October 15, 2008, to P.A. 2061 - incorporated by reference to Exhibit 10.5 to the 2009 Q-2 10-Q. (1)

10.24(p)	Supplemental Agreement No. 16, dated May 1, 2009, to P.A. 2061 - incorporated by reference to Exhibit 10.6 to the 2009 Q-2 10-Q. (1)

10.24(q)	Supplemental Agreement No. 17, dated August 31, 2009, to P.A. 2061 - incorporated by reference to Exhibit 10.5 to the 2009 Q-3 10-Q. (1)

10.24(r)	Supplemental Agreement no. 18, dated December 23, 2009, to P.A. 2061. (2)(3)

10.25	Letter Agreement 6-1162-CHL-048 between the Company and Boeing, dated February 8, 2002, amending P.A. 1951, 2333, 2211, 2060 and 2061 - incorporated by reference to Exhibit 10.44 to the 2001 10-K. (1)

10.26
Purchase Agreement No. 2484, including exhibits and side letters, between the Company and Boeing, dated December 29, 2004, relating to the purchase of Boeing 7E7 aircraft (now known as 787 aircraft) ("P.A. 2484") - incorporated by reference to Exhibit 10.27 to the 2004 10-K. (1)

10.26(a)	Supplemental Agreement No. 1 to P.A. 2484, dated June 30, 2005 - incorporated by reference to Exhibit 10.5 to the 2005 Q-2 10-Q. (1)

10.26(b)	Supplemental Agreement No. 2, including exhibits and side letters, to P.A. 2484, dated January 20, 2006 - incorporated by reference to Exhibit 10.27(b) to the 2005 10-K. (1)

10.26(c)	Supplemental Agreement No. 3, dated May 3, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.4 to the 2006 Q-2 10-Q. (1)

10.26(d)	Supplemental Agreement No. 4, dated July 14, 2006, to P.A. 2484 - incorporated by reference to Exhibit 10.5 to the 2006 Q-3 10-Q. (1)

10.26(e)
Supplemental Agreement No. 5, dated March 12, 2007, to P.A. 2484 - incorporated by reference to Exhibit 10.1 to Continental's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File no. 1-10323).   (1)

10.26(f)	Supplemental Agreement No. 6, dated October 22, 2008, to P.A. 2484 – incorporated by reference to Exhibit 10.25(f) to the 2008 10-K. (1)

10.27
Amended and Restated Letter Agreement No. 11 between Continental and General Electric Company, dated August 8, 2005, relating to certain long-term engine purchase commitments of Continental - incorporated by reference to Exhibit 10.3 to the 2005 Q-3 10-Q.  (1)

10.28
Standstill Agreement dated as of November 15, 2000 among the Company, Northwest Airlines Holdings Corporation, Northwest Airlines Corporation and Northwest Airlines, Inc. - incorporated by reference to Exhibit 99.8 to the 11/00 8-K.

10.29
Second Amended and Restated Capacity Purchase Agreement ("XJT Capacity Purchase Agreement") among Continental, ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. dated June 5, 2008 - incorporated by reference to Exhibit 10.4 to the 2008 Q-2 10-Q. (1)

10.29(a)	First Amendment to the XJT Capacity Purchase Agreement, dated as of August 29, 2008 - incorporated by reference to Exhibit 10.1 to the 2008 Q-3 10-Q.

10.29(b)	Second Amendment to the XJT Capacity Purchase Agreement, dated as of December 23, 2008 – incorporated by reference to Exhibit 10.28(b) to the 2008 10-K. (1)

10.29(c)	Third Amendment to the XJT Capacity Purchase Agreement, dated as of December 22, 2009. (2) (3)

10.30
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