Form 10-Q
period 2010-03-31
CONTINENTAL AIRLINES INC /DE/
filed 2010-04-22
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ______        No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer Non-accelerated filer (Do not check if smaller reporting company)	X _________	Accelerated filer Smaller reporting company	_________ _________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of April 21, 2010, 139,657,197 shares of Class B common stock of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Operating Revenue:
Passenger:
Mainline	$2,322	$2,198
Regional	481	419
Total Passenger Revenue	2,803	2,617
Cargo	102	85
Other	264	260
Total Operating Revenue	3,169	2,962

Operating Expenses:
Aircraft fuel and related taxes	854	735
Wages, salaries and related costs	796	765
Aircraft rentals	229	237
Landing fees and other rentals	213	209
Regional capacity purchase, net	201	213
Distribution costs	171	156
Maintenance, materials and repairs	147	153
Depreciation and amortization	134	111
Passenger services	93	88
Special charges	10	4
Other	372	346
Total Operating Expenses	3,220	3,017

Operating Loss	(51)	(55)

Nonoperating Income (Expense):
Interest expense	(94)	(93)
Interest capitalized	7	8
Interest income	2	4
Other, net	(10)	-
Total Nonoperating Income (Expense)	(95)	(81)

Loss before Income Taxes	(146)	(136)

Income Taxes	-	-

Net Loss	$(146)	$(136)

Basic and Diluted Loss per Share	$(1.05)	$(1.10)

Shares Used for Basic and Diluted Computation	139	123

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	March 31,	December 31,	March 31,
ASSETS	2010	2009	2009
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$ 2,861	$ 2,546	$ 2,210
Short-term investments	292	310	438
Total unrestricted cash, cash equivalents and short-term investments	3,153	2,856	2,648

Restricted cash, cash equivalents and short-term investments	164	164	173
Accounts receivable, net	617	494	546
Spare parts and supplies, net	277	254	229
Deferred income taxes	205	203	170
Prepayments and other	510	402	617
Total current assets	4,926	4,373	4,383

Property and Equipment:
Owned property and equipment:
Flight equipment	8,764	8,769	8,583
Other	1,807	1,787	1,727
Flight equipment and other	10,571	10,556	10,310
Less: Accumulated depreciation	3,603	3,509	3,308
Owned property and equipment, net	6,968	7,047	7,002

Purchase deposits for flight equipment	298	242	246

Capital leases	194	194	194
Less: Accumulated amortization	65	63	56
Capital leases, net	129	131	138
Total property and equipment, net	7,395	7,420	7,386

Routes and airport operating rights, net	774	778	801
Other assets	223	210	202

Total Assets	$13,318	$12,781	$12,772

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,	March 31,
	2010	2009	2009
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$ 919	$ 975	$ 578
Accounts payable	969	924	948
Air traffic and frequent flyer liability	2,473	1,855	2,192
Accrued payroll	369	367	365
Accrued other liabilities	338	268	565
Total current liabilities	5,068	4,389	4,648

Long-Term Debt and Capital Leases	5,272	5,291	5,360

Deferred Income Taxes	205	203	170

Accrued Pension Liability	1,243	1,248	1,395

Accrued Retiree Medical Benefits	221	216	236

Other	812	844	810

Commitments and Contingencies

Stockholders' Equity:
Class B common stock - $.01 par, 400,000,000 shares authorized; 139,357,186, 138,537,127 and 123,531,752 issued	1	1	1
Additional paid-in capital	2,228	2,216	2,043
Accumulated deficit	(588)	(442)	(296)
Accumulated other comprehensive loss	(1,144)	(1,185)	(1,595)
Total stockholders' equity	497	590	153
Total Liabilities and Stockholders' Equity	$13,318	$12,781	$ 12,772

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$ (146)	$ (136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	134	111
Special charges	10	4
Stock-based compensation related to equity awards	2	1
Other, net	1	17
Changes in operating assets and liabilities	430	113
Net cash provided by operating activities	431	110

Cash Flows from Investing Activities:
Capital expenditures	(80)	(86)
Aircraft purchase deposits (paid) refunded, net	(52)	27
Proceeds from sales of short-term investments, net	24	41
Proceeds from sales of property and equipment	24	5
Decrease in restricted cash, cash equivalents and short-term investments	-	17
Other	-	(1)
Net cash (used in) provided by investing activities	(84)	3

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(151)	(98)
Proceeds from issuance of long-term debt, net	109	26
Proceeds from issuance of common stock pursuant to stock plans	10	4
Net cash used in financing activities	(32)	(68)

Net Increase in Cash and Cash Equivalents	315	45

Cash and Cash Equivalents - Beginning of Period	2,546	2,165

Cash and Cash Equivalents - End of Period	$2,861	$2,210

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	-	$ 130

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In our opinion, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated.  Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature.  We recorded $11 million of depreciation expense during the quarter ended March 31, 2010 that relates to prior periods, the impact of which is not material to any individual prior period or our expected annual results for 2010.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Form 10-K").  Due to seasonal fluctuations common to the airline industry, our results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  As used in these Notes to Consolidated Financial Statements, the terms "Continental," "we," "us," "our" and similar terms refer to Continental Airlines, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

NOTE 1 – ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to change financial reporting by enterprises involved with variable interest entities (“VIEs”).  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns.  This accounting standard became effective for us on January 1, 2010.  The adoption of this pronouncement did not have any effect on our consolidated financial statements.

Revenue Arrangements with Multiple Deliverables.  In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables.  The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This accounting standard is effective for us on January 1, 2011 and may change our accounting for the sale of frequent flyer mileage credits.  We may elect to adopt this guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or retrospective application to all applicable revenue arrangements for all periods presented.  We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption of this standard will have on our consolidated financial statements.

NOTE 2 – LOSS PER SHARE

Because we incurred a net loss in the three months ended March 31, 2010 and 2009, basic and diluted loss per share for each period were calculated as our net loss divided by the weighted average shares outstanding.  Approximately 24 million and 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted loss per share in the three months ended March 31, 2010 and 2009, respectively, because they were antidilutive.  In addition, approximately eight million weighted average options to purchase shares of our common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2010 and 2009 because the effect of including the options would have been antidilutive.

NOTE 3 – FLEET INFORMATION

As of March 31, 2010, our operating fleet consisted of 333 mainline jets and 253 regional aircraft.  The 333 mainline jets are operated exclusively by us, while the 253 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 208 are leased or subleased to ExpressJet Airlines, Inc. (“ExpressJet”) and operated on our behalf under a capacity purchase agreement with ExpressJet, 41 are subleased to other operators but are not operated on our behalf and 25 are temporarily grounded.  Additionally, our regional operating fleet includes 45 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of March 31, 2010:

				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline (a):
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	20	9	11	-
757-200	41	15	26	-
737-900ER	30	30	-	-
737-900	12	8	4	-
737-800	117	44	73	-
737-700	36	12	24	-
737-500	31	-	31	-
Total mainline	333	149	184	-

Regional (b):
ERJ-145XR	89	-	89	-
ERJ-145	134	18	101	15	(c)
Q400	14	-	-	14	(d)
Q200	16	-	-	16	(e)
Total regional	253	18	190	45

Total	586	167	374	45
_______________________

(a)
Excludes eight grounded Boeing 737-500 aircraft (two owned and six leased) and eight grounded owned Boeing 737-300 aircraft.  Also excludes one leased 757-300 aircraft delivered but not yet placed into service.

(b)
Excludes 25 ERJ-135 aircraft that are temporarily grounded and 15 ERJ-145XR aircraft, 21 ERJ-145 aircraft and five ERJ-135 aircraft that are subleased to other operators, but are not operated on our behalf.

(c)	Operated by Chautauqua Airlines, Inc. (“Chautauqua”) under a capacity purchase agreement.
(d)	Operated by Colgan Air, Inc. (“Colgan”) under a capacity purchase agreement.
(e)	Operated by Champlain Enterprises, Inc. (“CommutAir”) under a capacity purchase agreement.

Substantially all of the aircraft and engines we own are subject to mortgages.

Mainline Fleet Activity.  During the first quarter of 2010, we placed into service two leased Boeing 757-300 aircraft.  An additional leased Boeing 757-300 aircraft will be placed into service in April 2010.  We removed three Boeing 737-500 aircraft and three Boeing 737-300 aircraft from service during the first quarter of 2010.  We have no Boeing 737-300 aircraft remaining in our operating fleet as of March 31, 2010.

Regional Fleet Activity.  In December 2009, we agreed with ExpressJet to amend our capacity purchase agreement to permit ExpressJet to fly eight ERJ-145 aircraft for another carrier under a capacity purchase agreement.  These eight aircraft are subleased from us and were previously flown for us under our capacity purchase agreement.  As of March 31, 2010, six of these aircraft had been removed from service for us.  The remaining two aircraft will be removed from service for us during the second quarter of 2010.  The subleases have an average initial term of two and one-half years.

Firm Order and Option Aircraft.  As of March 31, 2010, we had firm commitments to purchase 86 new aircraft (58 Boeing 737 aircraft, three Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of March 31, 2010.

We are currently scheduled to take delivery of two Boeing 777 aircraft and 12 Boeing 737 aircraft through the end of 2010.  Due to issues arising out of the governmental certification process used by the manufacturer of the coach seats on the Boeing 777 aircraft and the coach and first class seats on the Boeing 737 aircraft scheduled for delivery this year, we have incurred delays and expect to continue to incur delays of up to six months for most of the aircraft scheduled for delivery in 2010.  While this seat manufacturer also provided the seats installed on most of the Boeing aircraft currently in our fleet, we do not believe these issues will have a material impact on our ability to continue to operate any of the aircraft in our fleet based on information currently available to us.

NOTE 4 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Accounting rules for fair value clarify that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  FASB Accounting Standards Codification (“ASC”) Topic 820 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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

(C)	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities) measured at fair value on a recurring basis include (in millions):

	Carrying Amount	Level 1	Level 2	Level 3	Valuation Technique

March 31, 2010
Cash and cash equivalents	$2,861	$2,861	$-	$ -	(A)
Short-term investments:
Auction rate securities	164	-	-	164	(B)
CDARS	82	82	-	-	(A)
Asset-backed securities	46	46	-	-	(A)
Restricted cash, cash equivalents and short-term investments	164	164	-	-	(A)
Auction rate securities put right	16	-	-	16	(B)
Fuel derivatives:
Swaps	24	-	-	24	(A)
Call options	14	-	-	14	(A)
Foreign currency forward contracts	4	-	4	-	(A)

December 31, 2009
Cash and cash equivalents	$2,546	$2,546	$-	$ -	(A)
Short-term investments:
Auction rate securities	201	-	-	201	(B)
CDARS	102	102	-	-	(A)
Asset-backed securities	7	7	-	-	(A)
Restricted cash, cash equivalents and short-term investments	164	164	-	-	(A)
Auction rate securities put right	20	-	-	20	(B)
Fuel derivatives:
Swaps	6	-	-	6	(A)
Call options	8	-	-	8	(A)
Foreign currency forward contracts	5	-	5	-	(A)

	Carrying Amount	Level 1	Level 2	Level 3	Valuation Technique

March 31, 2009
Cash and cash equivalents	$2,210	$2,210	$-	$ -	(A)
Short-term investments:
Auction rate securities	229	-	-	229	(B)
CDARS	189	189	-	-	(A)
Asset-backed securities	20	20	-	-	(A)
Restricted cash, cash equivalents and short-term investments	173	173	-	-	(A)
Auction rate securities put right	26	-	-	26	(B)
Fuel derivatives:
Swaps	2	-	-	2	(A)
Collars	(254)	-	-	(254)	(A)
Foreign currency forward contracts	5	-	5	-	(A)

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

Short-Term Investments Other than Auction Rate Securities.  Short-term investments other than auction rate securities primarily consist of certificates of deposit placed through an account registry service (“CDARS”) and automobile and equipment loan-related asset-backed securities.  The fair values of these investments are based on observable market data.

Student Loan-Related Auction Rate Securities.  At March 31, 2010, we held student loan-related auction rate securities with a fair value of $164 million and a par value of $209 million.  These securities were classified as follows (in millions):

	Fair Value	Par Value	Amortized Cost

Short-term investments:
Available-for-sale	$117	$145	$116
Trading	47	64	N/A
Total	$164	$209

These securities are variable-rate debt instruments with contractual maturities generally greater than ten years and whose interest rates are reset every seven, 28 or 35 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  We estimated the fair value of these securities to be $164 million at March 31, 2010, taking into consideration the limited sales and offers to purchase such securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In addition, in 2008, one institution granted us a put right permitting us in 2010 to sell to the institution at their full par value certain auction rate securities.  The institution has also committed to loan us 75% of the market value of these securities at any time until the put right is exercised.  As of March 31, 2010, we held auction rate securities with a par value of $64 million that were subject to the put right.  The put right is recorded at fair value in prepayments and other assets on our consolidated balance sheet.  We determined the fair value based on the difference between the risk-adjusted discounted expected cash flows from the underlying auction rate securities without the put right and with the put right being exercised in 2010.  We have classified the underlying auction rate securities as trading securities and elected the fair value option under the Fair Value Subsections of ASC Topic 825-10, “Financial Instruments,” for the put right, with changes in the fair value of the put right and the underlying auction rate securities recognized in other non-operating income (expense) currently.

During the first quarter of 2010, we sold, at par, auction rate securities having a par value of $42 million.  Certain of these auction rate securities were subject to the put right discussed above.  We recognized gains on the sales using the specific identification method and recorded losses on the cancellation of any related put rights.  The net gains are included in other non-operating income (expense) in our consolidated statement of operations and were not material.

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

Foreign Currency Forward Contracts.  We determine the fair value of our foreign currency derivatives by comparing our contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions.

Unobservable Inputs.  The reconciliation of our assets (liabilities) measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):

	Auction		Fuel Derivatives
	Rate Securities	Put Right	Swaps	Call Options	Collars

Three Months Ended March 31, 2010
Balance at beginning of period	$201	$20	$ 6	$ 8	$ -
Purchases, sales, issuances and settlements (net)	(42)	-	(4)	12	-
Gains and losses:
Reported in earnings:
Realized	6	(5)	-	-	-
Unrealized	-	1	-	-	-
Reported in other comprehensive income (loss)	(1)	-	22	(6)	-
Balance as of March 31, 2010	$164	$16	$24	$14	$ -

Three Months Ended March 31, 2009
Balance at beginning of period	$229	$26	$ 2	$ 1	$(418)
Purchases, sales, issuances and settlements (net)	-	-	5	(1)	190
Gains and losses:
Reported in earnings:
Realized	-	-	-	-	-
Unrealized	-	-	-	-	(2)
Reported in other comprehensive income (loss)	-	-	(5)	-	(24)
Balance as of March 31, 2009	$229	$26	$ 2	$ -	$(254)

Other Financial Instruments.  Other financial instruments that are not subject to the disclosure requirements of ASC Topic 820 are as follows:

•
Debt.  The fair value of our debt with a carrying value of $6.0 billion at March 31, 2010 was approximately $5.9 billion.  These estimates were based on either market prices or the discounted amount of future cash flows using our current incremental rate of borrowing for similar liabilities.

•	Accounts Receivable and Accounts Payable. The fair values of accounts receivable and accounts payable approximated carrying value due to their short-term maturity.

NOTE 5 - HEDGING ACTIVITIES

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

Fuel Price Risk Management.  We routinely hedge a portion of our future fuel requirements, provided the hedges are expected to be cost effective.  We have historically entered into swap agreements, purchased call options or costless collar arrangements to protect us against sudden and significant increases in jet fuel prices.  We typically conduct our fuel hedging activities using a combination of crude oil, jet fuel and heating oil contracts.  We strive to maintain fuel hedging levels and exposure generally comparable to that of our major competitors, so that our fuel cost is not disproportionate to theirs.

As of March 31, 2010, our projected consolidated fuel requirements for the remainder of 2010 and the first quarter of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average Price (per gallon)	% of Expected Consumption	Weighted Average Price (per gallon)

Remainder of 2010
WTI crude oil swaps	10%	$1.83	10%	$1.83
WTI crude oil call options	14	$2.25	N/A	N/A
Total	24%		10%

First Quarter of 2011
WTI crude oil call options	2%	$2.33	N/A	N/A

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

When our fuel hedges are in a liability position, we may be required to post cash collateral with our counterparties.  We were not required to post any such collateral at March 31, 2010 or December 31, 2009.  At March 31, 2009, we had posted cash collateral with our counterparties totaling $168 million and granted a lien in favor of a counterparty on one Boeing 777-200 aircraft in lieu of posting an additional $63 million in cash.  The cash collateral is reported in prepayments and other current assets in our consolidated balance sheet.

Foreign Currency Exchange Risk Management.  We have historically used foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.  At March 31, 2010, we had forward contracts outstanding to hedge 34% of our projected Japanese yen-denominated cash inflows, primarily from passenger ticket sales, through 2010.

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

Quantitative Disclosures.  All of our derivative instruments were designated as cash flow hedges and were reported in our consolidated balance sheet as follows (in millions):

	Asset Derivatives (1)			Liability Derivatives (2)
	March 31, 2010	December 31, 2009	March 31, 2009	March 31, 2010	December 31, 2009	March 31, 2009

Fuel derivatives	$38	$14	$ -	$ -	$ -	$252

Foreign currency derivatives	4	5	5	-	-	-

Total derivatives	$42	$19	$ 5	$ -	$ -	$252
____________________

(1)	Amounts are included in prepayments and other current assets.
(2)	Amounts are included in accrued other current liabilities.

The gains and losses related to our derivative instruments reported in our consolidated balance sheet at the indicated dates and our consolidated statement of operations for the three months ended March 31 were as follows (in millions):

Cash Flow Hedges	Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)		Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	March 31, 2010	December 31, 2009	March 31, 2009	2010	2009	2010	2009

Fuel derivatives	$16	$36	$(29)	$4	$(141)	$-	$(2)

Foreign currency derivatives	-	10	12	-	(1)	-	-

Total	$16	$46	$(17)	$4	$(142)	$-	$(2)
____________________

(1)	Amounts related to fuel derivatives are included in aircraft fuel and related taxes and amounts related to foreign currency derivatives are included in passenger revenue.
(2)	Amounts are included in other nonoperating income (expense).

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three months ended March 31 included the following (in millions):

	2010	2009

Net loss	$(146)	$(136)

Other comprehensive income (loss) adjustments, before tax:
Derivative financial instruments:
Reclassification into earnings	(4)	144
Change in fair value	16	(17)
Employee benefit plans:
Amortization of net actuarial losses	21	27
Amortization of prior service cost	8	7
Comprehensive income (loss) adjustments, before tax	41	161
Income taxes related to items of other comprehensive income (loss)	-	-

Total comprehensive income (loss)	$(105)	$ 25

NOTE 7 – STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Profit Based RSU Awards.  In February 2010, we issued 1.4 million profit based restricted stock unit (“RSUs”) awards, which can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets.  The performance period for these awards is January 1, 2010 through December 31, 2012.  These awards have cumulative profit sharing performance targets ranging from $4 million to $120 million and payment percentages ranging from 25% to 200%.  The cash hurdle associated with these awards is $2.2 billion.  These awards were issued pursuant to our Incentive Plan 2010, which is subject to stockholder approval at our annual meeting of stockholders to be held on June 9, 2010.  Accordingly, we recognized no expense related to the awards in the three months ended March 31, 2010.

Stock-Based Compensation Expense.  Total stock-based compensation expense (credit) included in wages, salaries and related costs for the three months ended March 31, 2010 and 2009 was $9 million and $(24) million, respectively.  As of March 31, 2010, $3 million of compensation cost attributable to future service related to unvested employee stock options had not yet been recognized.  This amount will be recognized in expense over a weighted-average period of 1.3 years.

Defined Benefit Pension and Retiree Medical Plans.  Net periodic defined benefit pension and retiree medical benefits expense for the three months ended March 31 included the following components (in millions):

	Defined Benefit Pension		Retiree Medical Benefits
	2010	2009	2010	2009

Service cost	$ 16	$16	$ 3	$ 3
Interest cost	40	38	3	4
Expected return on plan assets	(28)	(22)	-	-
Amortization of unrecognized net actuarial (gain) loss	22	28	(1)	(1)
Amortization of prior service cost	3	2	5	5
Net periodic benefit expense	$ 53	$62	$10	$ 11

During the first quarter of 2010, we contributed $34 million to our tax-qualified defined benefit pension plans and on April 8, 2010 we contributed an additional $40 million to the plans.  Our remaining minimum funding requirements during calendar year 2010 are approximately $50 million.

Defined Contribution Plans.  Our defined contribution 401(k) employee savings plans cover substantially all employees.  Company matching contributions are made in cash.  Total expense for all defined contribution plans, including two pilot-only plans, was $26 million and $25 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 8 - SPECIAL CHARGES

Special charges for the three months ended March 31 were as follows (in millions):

	2010	2009

Aircraft-related charges, net	$ 6	$ 4
Severance	4	-
Total special charges	$10	$ 4

The special charges all relate to our mainline segment unless otherwise noted.

In the first quarter of 2010, we recorded $6 million of aircraft-related charges related to grounded Boeing 737-300 aircraft, which is net of gains on the sale of two Boeing 737-500 aircraft to a foreign buyer.

During the first quarter of 2010, we announced plans to eliminate 600 reservation positions due to a continued decline in the number of customers calling our reservation center.  We also announced plans to eliminate 150 ground handling workers at seven cities served by our regional operations where ground handling functions will be performed by third parties.  We recorded a charge of $4 million for severance and other costs in connection with these reductions in force and furloughs, including $2 million related to our regional operations.

In the first quarter of 2009, we recorded a $4 million charge for future lease costs and return conditions on a permanently grounded Boeing 737-300 aircraft.

Accrual Activity.  Activity related to the accruals for severance and associated continuing medical coverage costs and future lease payments on unused facilities is as follows (in millions):

	Severance/ Medical Costs	Unused Facilities

Balance, December 31, 2009	$14	$26
Accrual	4	-
Payments	(5)	(1)
Balance, March 31, 2010	$13	$25

Cash payments related to the accruals for severance and associated continuing medical coverage costs will be made through the third quarter of 2011.  Remaining lease payments on unused facilities will be made through 2018.

NOTE 9 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the first quarter of 2010 were not reduced by any tax benefit.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.03% for March 2010).  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.  If we were to have an ownership change as of March 31, 2010 under current conditions, our annual NOL utilization could be limited to $123 million per year, before consideration of any built-in gains.

NOTE 10 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights using larger jets while the regional segment currently consists of flights with a capacity of 79 or fewer seats.  As of March 31, 2010, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.

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

Financial information for the three months ended March 31 by business segment is set forth below (in millions):

	2010	2009

Operating Revenue:
Mainline	$2,676	$2,529
Regional	493	433
Total Consolidated	$3,169	$2,962

Operating Income (Loss):
Mainline	$ 23	$ 63
Regional	(74)	(118)
Total Consolidated	$ (51)	$ (55)

Net Loss:
Mainline	$ (69)	$ (15)
Regional	(77)	(121)
Total Consolidated	$(146)	$(136)

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of March 31, 2010, we had firm commitments to purchase 86 new aircraft (58 Boeing 737 aircraft, three Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  We are currently scheduled to take delivery of two Boeing 777 aircraft and 12 Boeing 737 aircraft through the end of 2010.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of March 31, 2010.

We have obtained financing for the two Boeing 777 aircraft and nine of the Boeing 737 aircraft to be delivered in 2010, provided that they are delivered by August 31, 2010.  We expect the 11 aircraft to be delivered by such date.  However, we do not have backstop financing or any other financing currently in place for the balance of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures.  We can provide no assurance that backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable, and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover any resulting losses incurred by the manufacturer.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $109 million at March 31, 2010 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate, customs, and aircraft financing obligations at March 31, 2010 in the amount of $108 million.  These letters of credit and performance bonds have expiration dates through April 2014.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate (“LIBOR”), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At March 31, 2010, we had $1.4 billion of floating rate debt and $272 million of fixed rate debt, with remaining terms of up to ten years, that is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate carrying value of $1.5 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreement.  The covenants contained in our domestic bank-issued credit card processing agreement with Chase Bank USA, N.A. (“Chase”) require that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody’s and Standard & Poor’s, respectively.

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

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $72 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $222 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $422 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $921 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Credit Ratings.  At March 31, 2010, our senior unsecured debt was rated B3 by Moody’s and CCC+ by Standard & Poor’s.  These ratings are significantly below investment grade.  Due to our current credit ratings, our borrowing costs are higher and our financing options are more limited than borrowers with investment grade credit ratings.  Additional downgrades in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, as discussed above, we would have to post additional collateral of approximately $222 million under our Chase and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody’s or CCC- as rated by Standard & Poor’s.  The insurer under our workers’ compensation program has the right to require us to post up to $32 million of additional collateral under a number of conditions, including based on our current senior unsecured debt rating, which is currently at the minimum of B3 as rated by Moody’s and below the minimum of B- as rated by Standard & Poor’s.  We could also be required to post a higher amount of collateral with our fuel hedge counterparties if our credit ratings were to fall, or if our unrestricted cash, cash equivalents and short-term investments balance fell below certain specified levels, and our fuel hedges were in a liability position.  In such a case, the total amount of the collateral that we might be required to post at any time would be up to the amount of our liability to our respective counterparties under the related derivative instruments.  Our fuel hedging agreement with one counterparty also requires us to post additional collateral of up to 10% of the notional amount of our hedging contracts with that counterparty if our senior unsecured debt rating by Moody’s or Standard & Poor’s is below B3 or B-, respectively.  Our fuel derivative contracts do not contain any other credit risk-related contingent features, other than those related to a change in control.

Employees.  As of March 31, 2010, we had approximately 41,385 employees.  Due to the number of part-time employees and adjusting for overtime, we had an average of 39,365 full-time equivalent employees for the three months ended March 31, 2010.  Including the fleet service employees discussed below, approximately 60% of our full-time equivalent employees are represented by unions.

On February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the International Brotherhood of Teamsters (Teamsters).  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.  We will negotiate a collective bargaining agreement with the Teamsters covering our fleet service employees.

On March 18, 2010, we announced that we had reached a tentative agreement on a new four-year labor contract with the Transport Workers Union (“TWU”) that represents our dispatchers, which agreement our dispatchers ratified on April 20, 2010.

Most of our collective bargaining agreements are currently amendable or become amendable in 2010.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008 and those with our flight attendants and CMI mechanics became amendable in December 2009.  With respect to our workgroups with amendable contracts, we have been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity will continue.

           Environmental Matters.  At March 31, 2010, we had an accrual for estimated costs of environmental remediation throughout our system of $30 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at March 31, 2010.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.  We are continuing environmental remediation of jet fuel contamination on and near our aircraft maintenance hangar leasehold in Los Angeles, which began in 2005 under a work plan approved by the Los Angeles Regional Water Quality Control Board and our landlord, Los Angeles World Airports.  Solvent contamination also exists on and near this site and, if we were found responsible for this contamination and environmental remediation were required, we could incur additional costs.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on

June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court’s decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s dismissal of the case.  On December 18, 2009, the plaintiffs’ request for rehearing by the Sixth Circuit en banc was denied.  On March 18, 2010, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs’ claims are without merit, and we intend to defend vigorously any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events.  All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  For examples of such risks and uncertainties, please see the risk factors set forth in Part I, Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and in our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”), which identify important matters such as the potential for significant volatility in the cost of aircraft fuel,  the consequences of our high leverage and other significant capital commitments, our high labor and pension costs, delays in scheduled aircraft deliveries, service interruptions at one of our hub airports, disruptions to the operations of our regional operators, disruptions in our computer systems, and industry conditions, including continuing weakness in the U.S. and global economies, the airline pricing environment, terrorist attacks, regulatory matters, excessive taxation, industry consolidation and airline alliances, the availability and cost of insurance, public health threats and the seasonal nature of the airline business.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2009.  Including our wholly-owned subsidiary, Continental Micronesia, Inc. ("CMI"), and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,200 daily departures.  As of March 31, 2010, we flew to 118 domestic and 125 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found on our website, continental.com.  Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

We recorded a net loss of $146 million for the three months ended March 31, 2010, as compared to a net loss of $136 million for the three months ended March 31, 2009.  Our net loss in both periods was primarily due to weakness in demand resulting from the global recession.  Excluding special items, we recorded a net loss of $136 million for the three months ended March 31, 2010, compared to a net loss of $132 million for the three months ended March 31, 2009.  Net loss excluding special items is significant because it provides management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations or are unusual in nature.  A reconciliation of our net loss to the non-GAAP financial measure of net loss excluding special items is provided at the end of this Item.

First Quarter Financial Highlights

•
Passenger revenue and cargo revenue increased 7.1% and 20.0%, respectively, during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to increasing demand resulting from improving economic conditions.

•
We recorded an operating loss of $51 million during the first quarter of 2010 as compared to an operating loss of $55 million in the first quarter of 2009, due primarily to weakness in demand resulting from the global recession.

•	Unrestricted cash, cash equivalents and short-term investments totaled $3.2 billion at March 31, 2010.

First Quarter Operational Highlights

•
Consolidated traffic increased 5.7% and capacity remained essentially flat during the first quarter of 2010 as compared to the first quarter of 2009, resulting in a record first quarter load factor of 79.5%.

•
We recorded a U.S. Department of Transportation (“DOT”) on-time arrival rate of 78.4% for Continental mainline flights and a mainline segment completion factor of 98.3% for the first quarter of 2010, compared to a DOT on-time arrival rate of 76% and a mainline segment completion factor of 99.2% for the first quarter of 2009.  Our operating results for the first quarter of 2010 were adversely impacted by severe winter weather, particularly at our New York hub at Newark Liberty International Airport during February.

•
We began to offer customers the option of purchasing premium seat assignments for unreserved economy-class seats with extra legroom and announced plans to offer food for purchase in the economy cabin on select flights to U.S., Canadian and Latin American destinations beginning in fall 2010.

•	We completed the installation of flat-bed seats on seven of our Boeing 777 aircraft and four of our Boeing 757-200 aircraft.

Outlook

The severe global economic recession significantly diminished the demand for air travel beginning in the fourth quarter of 2008 and disrupted the global capital markets, resulting in a difficult financial environment for U.S. network carriers.  Although we have seen some indications that the airline industry may be experiencing the early stages of a recovery, we cannot predict how quickly or fully demand for air travel will recover, and continued weakness in such demand would hinder our ability to achieve and sustain profitability.  Moreover, we continue to experience significant volatility in jet fuel prices, which rose to an 18 month high in April 2010.  Higher fuel prices will also impair our ability to achieve and sustain profitability if we are unable in the current economic environment to raise fares or other fees sufficiently to offset fully our increased costs.

Set forth below is a discussion of the principal matters that we believe could currently impact our financial and operating performance outlook and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in our forward-looking statements.

Economic Conditions.  The severe economic recession in the U.S. and global economies had a significant negative impact on the demand for air carrier services beginning in the fourth quarter of 2008.  Passenger revenue in 2009 for U.S. airlines, as reported by the Air Transport Association of America, declined 18% compared to 2008.  The decline in demand for air travel in 2008 and 2009 disproportionately reduced the volume of high-yield traffic, as many business travelers either curtailed their travel or purchased lower yield economy tickets.  Although recent improvements in corporate bookings and revenue trends suggest that the airline industry may be experiencing the early stages of a recovery, we cannot predict how quickly or fully demand for air travel will recover.  If global economic conditions fail to improve or worsen, resulting in continuing demand weakness and reduced revenues, we may be unable to offset the reduced revenues fully through further cost and capacity reductions or other measures.

In addition to its effect on demand for our services, the global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that was obtainable.  Although access to the capital markets has improved over the past several months, if economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.

Fuel Costs.  Fuel costs have been very volatile in recent years and have been increasing in 2010, reaching an 18 month high in April 2010.  Our average consolidated (mainline and regional) jet fuel price per gallon including related taxes increased to $2.15 in the first quarter of 2010 from $1.82 in the first quarter of 2009.  If fuel prices continue to rise significantly, we may be unable to raise fares or other fees sufficiently to offset fully our increased costs.

In an effort to address the risk of rising fuel prices, we routinely hedge a portion of our fuel requirements.  However, a precipitous decline in crude oil prices, as experienced during the second half of 2008, may result in significant costs to us in cases where our hedging arrangements obligate us to make payments to the counterparties to the extent that the price of crude falls below the applicable agreed-upon amounts.  As of March 31, 2010, we have hedged 24% of an expected fuel requirements for the remainder of 2010.

Based on our expected fuel consumption in 2010, a one dollar change in the price of a barrel of crude oil would change our annual fuel expense by approximately $40 million, assuming no changes to the refining margins and our fuel hedging program.  We believe that our modern, fuel-efficient fleet continues to provide us with a competitive advantage relative to our peers and a long-term hedge against rising fuel prices.

Industry Consolidation.  We are facing stronger competition from carriers that have participated in industry consolidation, including as a result of the merger of Delta and Northwest in 2008, which changed the competitive environment for us and the airline industry.  Further consolidation could adversely affect our competitive position, as our competitors have the opportunity through consolidation to significantly expand the reach of their networks, which is of primary importance to business travelers, and to achieve cost reductions by eliminating redundancy in their operations.  In addition, if United were to merge with another carrier, it could threaten the antitrust immunity granted to us by the DOT.  Although we cannot predict whether any consolidation transactions will occur, we regularly review our strategic options and will act in the best interests of our stockholders, employees, customers and the communities we serve.

Revenue-Generating and Cost Saving Measures.  We are implementing a number of measures to raise revenues and reduce costs.  During the first quarter of 2010 we began to offer customers the option of purchasing premium seat assignments for unreserved economy-class seats with extra legroom and we announced that we will begin to offer food for purchase in the economy cabin on select flights to U.S., Canadian and Latin American destinations.

Going forward, we intend to offer for purchase additional products and services relating to air travel that will permit customers to select product offerings that they wish to consume and pay for, and decline other product offerings that they do not wish to consume or pay for.  Some of the new product and service offerings will represent enhanced choice among various attributes of our current product, and others will represent new product or service offerings.  The revenue that we derive from these products and services, which is generally referred to as ancillary revenue, typically has higher margins than that of our core product and is an important element of our strategy to return to profitability and sustain that profitability.

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

During the first quarter of 2010, we announced plans to eliminate 600 reservation positions due to a continued decline in the number of customers calling our reservation center.  We also announced plans to eliminate 150 ground handling workers at seven cities served by our regional operations where ground handling functions will be performed by third parties.

Capacity.  We expect only modest capacity growth for 2010, with our consolidated and mainline capacity to increase between 0.5% and 1.5%, with mainline domestic capacity down 0.5% to 1.5% and mainline international capacity increasing between 2.0% and 3.0%.  The international increase is primarily due to the run-rate of international routes added in 2009 and the restoration of our full schedule to Mexico following our capacity reduction in 2009 related to the H1N1 virus.

Our future ability to grow our capacity could be adversely impacted by manufacturer delays in aircraft deliveries.  Due to issues arising out of the governmental certification process used by the manufacturer of the coach seats on the Boeing 777 aircraft and the coach and first class seats on the Boeing 737 aircraft scheduled for delivery this year, we have incurred delays and expect to continue to incur delays of up to six months for most of the aircraft scheduled for delivery in 2010.  We currently expect the first of our 25 Boeing 787 aircraft to be delivered in the second half of 2011.

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

Closure of European Airspace.  In April 2010, the volcanic ash from an eruption in Iceland necessitated the closing of a significant portion of the airspace over Europe, denying airlines access to most of Europe’s largest airports for several days.  As a result of this eruption and the closure of European airspace, airlines serving affected airports cancelled tens of thousands of flights and, according to the International Air Transport Association, lost in excess of $200 million per day in total revenue.  Although this eruption had a disproportionately larger impact on European carriers, including several of our Star Alliance partners, we estimate that our revenues were reduced by approximately $24 million through April 21, 2010 due to our cancellation of hundreds of flights.  Further eruptions by this Icelandic volcano or others having a similar effect could have a material adverse effect on us directly, due to lost revenue from flight cancellations, and indirectly, as a result of flight cancellations or similar actions taken by other members of Star Alliance.

Labor Costs.  Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure.  On February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the Teamsters.  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.  We will negotiate a collective bargaining agreement with the Teamsters covering our fleet service employees.

On March 18, 2010, we announced that we had reached a tentative agreement on a new four-year labor contract with the TWU that represents our dispatchers, which agreement our dispatchers ratified on April 20, 2010.

Most of our collective bargaining agreements are currently amendable or become amendable in 2010.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008 and those with our flight attendants and CMI mechanics became amendable in December 2009.  With respect to our workgroups with amendable contracts, we have been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and to our employees.  Negotiations often take considerable time.  For example, we began negotiating with our pilots’ union in February 2007, and we received their first economic proposal in December 2009.  We cannot predict the outcome of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity can continue.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2010 as compared to the corresponding period in 2009.

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the three months ended March 31 is as follows:

	2010	2009	% Increase (Decrease)

Passengers (thousands) (1)	14,535	14,408	0.9%
Revenue passenger miles (millions) (2)	20,919	19,790	5.7%
Available seat miles (millions) (3)	26,316	26,323	-
Passenger load factor (4)	79.5%	75.2%	4.3 pts.
Passenger revenue per available seat mile (cents)	10.65	9.94	7.1%
Total revenue per available seat mile (cents)	12.04	11.25	7.0%
Average yield per revenue passenger mile (cents) (5)	13.40	13.23	1.3%
Cost per available seat miles (cents)	12.23	11.46	6.7%
Cost per available seat mile excluding special charges and aircraft fuel and related taxes (cents) (6)	8.95	8.65	3.5%
Average price per gallon of fuel, including fuel taxes	$2.15	$1.82	18.1%
Fuel gallons consumed (millions)	398	403	(1.2)%
Average full-time equivalent employees	39,365	40,320	(2.4)%
____________________

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.
(6)	See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this item.

Results of Operations.  We recorded a net loss of $146 million in the first quarter of 2010 as compared to a net loss of $136 million in the first quarter of 2009.  We consider a key measure of our performance to be operating income (loss), which was a loss of $51 million for the first quarter of 2010, as compared to a loss of $55 million for the first quarter of 2009.  Significant components of our consolidated operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,169	$2,962	$207	7.0%
Operating Expenses	3,220	3,017	203	6.7%
Operating Loss	(51)	(55)	(4)	(7.3)%
Nonoperating Income (Expense)	(95)	(81)	14	17.3%
Net Loss	$ (146)	$ (136)	$ 10	7.4%

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the quarter ended March 31, 2010 and period to period comparisons for operating revenue, available seat miles (“ASMs”) and passenger revenue per available seat mile ("RASM") by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in First Quarter 2010 vs First Quarter 2009
	(in millions)	Revenue	ASMs	RASM

Passenger revenue:
Domestic	$1,104	3.1%	(1.7)%	4.9%
Trans-Atlantic	520	9.4%	(5.3)%	15.6%
Latin America	439	4.4%	5.2%	(0.8)%
Pacific	259	11.6%	15.5%	(3.4)%
Total Mainline	2,322	5.6%	0.2%	5.4%

Regional	481	14.8%	(1.6)%	16.7%

Total	2,803	7.1%	-	7.1%

Cargo	102	20.0%
Other	264	1.5%

Operating Revenue	$3,169	7.0%

Passenger revenue increased in the first quarter of 2010 as compared to the first quarter of 2009 due to increased traffic and higher RASM.  The increased revenue is a result of the improving economic conditions in the U.S. and globally.

Cargo revenue increased due to increased freight volume.  Other revenue increased due to higher fees for checking bags.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended March 31 (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$ 854	$ 735	$119	16.2%
Wages, salaries and related costs	796	765	31	4.1%
Aircraft rentals	229	237	(8)	(3.4)%
Landing fees and other rentals	213	209	4	1.9%
Regional capacity purchase, net	201	213	(12)	(5.6)%
Distribution costs	171	156	15	9.6%
Maintenance, materials and repairs	147	153	(6)	(3.9)%
Depreciation and amortization	134	111	23	20.7%
Passenger services	93	88	5	5.7%
Special charges	10	4	6	NM
Other	372	346	26	7.5%
Total	$3,220	$3,017	$203	6.7%

NM = Not Meaningful

Operating expenses increased 6.7% primarily due to the following:

•
Aircraft fuel and related taxes increased due to an 18.1% increase in consolidated jet fuel prices, partially offset by a decrease in gallons consumed.  Our average jet fuel price per gallon including related taxes increased to $2.15 in the first quarter of 2010 from $1.82 in the first quarter of 2009.  Our average jet fuel price includes gains related to our fuel hedging program of $0.01 per gallon in the first quarter of 2010, compared to losses of $0.35 per gallon in the first quarter of 2009.

•
Wages, salaries and related costs increased primarily due to higher variable compensation expense in 2010.  We recorded a $24 million net credit in stock-based compensation expense in the first quarter of 2009, primarily related to our profit based RSU awards.

•	Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in 2009 and the first quarter of 2010.

•
Regional capacity purchase, net, includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  Capacity purchase expenses decreased due to capacity reductions.

•	Distribution costs increased due to higher credit card discount fees, booking fees and travel agency commissions, all of which resulted from increased passenger revenue.

•
Depreciation and amortization expense increased in 2010 due to higher capitalizable project costs and increased depreciation from new aircraft placed in service during 2009.  In addition, we recorded $11 million of depreciation expense during the quarter ended March 31, 2010 that relates to prior periods.

•	Special charges. See Note 8 to our consolidated financial statements contained in Item 1 of this report for a discussion of the special charges.

•
Other operating expenses increased due to higher OnePass reward expenses in 2010 and the receipt in 2009 of insurance settlements related to Hurricane Ike, which reduced other operating expenses in 2009.

Nonoperating Income (Expense).  Nonoperating expense increased $14 million in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of foreign currency losses, a portion of which related to the Venezuelan currency devaluation in the first quarter of 2010.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the first quarter of 2010 were not reduced by any tax benefit.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 79 or fewer seats.  As of March 31, 2010, the regional segment was operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations and catering.

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

Statistical Information.  Certain statistical information for our segments' operations for the three months ended March 31 is as follows:

			Increase
	2010	2009	(Decrease)

Mainline Operations:
Passengers (thousands)	10,562	10,562	-
Revenue passenger miles (millions)	18,727	17,690	5.9%
Available seat miles (millions)	23,393	23,352	0.2%
Cargo ton miles (millions)	262	200	31.0%

Passenger load factor:
Mainline	80.1%	75.8%	4.3 pts.
Domestic	81.7%	79.7%	2.0 pts.
International	78.6%	72.1%	6.5 pts.

Passenger revenue per available seat mile (cents)	9.92	9.41	5.4%
Total revenue per available seat mile (cents)	11.44	10.83	5.6%
Average yield per revenue passenger mile (cents)	12.40	12.43	(0.2)%
Average fare per revenue passenger	$221.81	$209.94	5.7%

Cost per available seat mile (cents)	11.34	10.56	7.4%
Cost per available seat mile excluding special charges and aircraft fuel and related taxes (cents) (1)	8.29	7.93	4.5%

Average price per gallon of fuel, including fuel taxes	$2.14	$1.83	16.9%
Fuel gallons consumed (millions)	330	333	(0.9)%

Aircraft in fleet at end of period (2)	333	354	(5.9)%
Average length of aircraft flight (miles)	1,590	1,502	5.9%
Average daily utilization of each aircraft (hours)	10:34	10:22	1.8%

Regional Operations:
Passengers (thousands)	3,973	3,846	3.3%
Revenue passenger miles (millions)	2,192	2,100	4.4%
Available seat miles (millions)	2,923	2,971	(1.6)%
Passenger load factor	75.0%	70.7%	4.3 pts.
Passenger revenue per available seat mile (cents)	16.46	14.11	16.7%
Average yield per revenue passenger mile (cents)	21.95	19.96	10.0%
Aircraft in fleet at end of period (2)	253	280	(9.6)%
________________________

(1)	See “Reconciliation of GAAP to non-GAAP Financial Measures” at the end of this Item.

(2)
Excludes aircraft that were removed from service.  Regional aircraft include aircraft operated by all carriers under capacity purchase agreements, but exclude any aircraft that we sublease to other operators but are not operated on our behalf.

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$2,676	$2,529	$147	5.8%

Operating Expenses:
Aircraft fuel and related taxes	707	610	97	15.9%
Wages, salaries and related costs	754	723	31	4.3%
Aircraft rentals	152	158	(6)	(3.8)%
Landing fees and other rentals	186	184	2	1.1%
Distribution costs	147	135	12	8.9%
Maintenance, materials and repairs	147	153	(6)	(3.9)%
Depreciation and amortization	130	108	22	20.4%
Passenger services	86	81	5	6.2%
Special charges	8	4	4	NM
Other	336	310	26	8.4%
Total Operating Expenses	2,653	2,466	187	7.6%

Operating Income	$ 23	$ 63	$(40)	(63.5)%

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment’s operating results for the three months ended March 31 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$ 493	$ 433	$ 60	13.9%

Operating Expenses:
Aircraft fuel and related taxes	147	125	22	17.6%
Wages, salaries and related costs	42	42	-	-
Aircraft rentals	77	79	(2)	(2.5)%
Landing fees and other rentals	27	25	2	8.0%
Regional capacity purchase, net	201	213	(12)	(5.6)%
Distribution costs	24	21	3	14.3%
Depreciation and amortization	4	3	1	33.3%
Passenger services	7	7	-	-
Special charges	2	-	2	NM
Other	36	36	-	-
Total Operating Expenses	567	551	16	2.9%

Operating Loss	$ (74)	$(118)	$(44)	(37.3)%

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of March 31, 2010, we had $3.2 billion in unrestricted cash, cash equivalents and short-term investments, which is $297 million higher than at December 31, 2009.  At March 31, 2010, we also had $164 million of restricted cash, cash equivalents and short-term investments, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.  Restricted cash, cash equivalents and short-term investments at December 31, 2009 also totaled $164 million.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At March 31, 2010, we had approximately $6.2 billion of debt and capital lease obligations, including $1.9 billion that will come due by the end of 2011 (consisting of $0.8 billion during the remainder of 2010 and $1.1 billion during 2011).  In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

We do not currently have any undrawn lines of credit or revolving credit facilities and most of our otherwise readily financeable assets are encumbered.  The global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that was obtainable.  Although access to the capital markets has improved over the past several months, we cannot give any assurances that we will be able to obtain additional financing or otherwise access the capital markets in the future on acceptable terms (or at all).  We must achieve and sustain profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Sources and Uses of Cash

Operating Activities.  Cash flows provided by operations for the three months ended March 31, 2010 were $431 million compared to $110 million in the same period in 2009.  The increase in cash flows provided by operations in 2010 compared to 2009 is primarily the result of higher advance ticket sales in 2010.

Investing Activities.  Cash flows provided by (used in) investing activities for the three months ended March 31 were as follows (in millions):

	2010	2009	Cash Increase (Decrease)

Capital expenditures	$(80)	$(86)	$ 6
Aircraft purchase deposits (paid) refunded, net	(52)	27	(79)
Proceeds from sales of short-term investments, net	24	41	(17)
Proceeds from sales of property and equipment	24	5	19
Decrease (increase) in restricted cash, cash equivalents and short-term investments	-	17	(17)
Other cash flows from investing activities	-	(1)	1
Total	$(84)	$ 3	$(87)

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of March 31, 2010, we had firm commitments to purchase 86 new Boeing aircraft scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of March 31, 2010.

Projected net capital expenditures for 2010 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$265
Non-fleet	140
Net capital expenditures	405
Aircraft purchase deposits	20
Projected net capital expenditures	$425

Projected fleet expenditures include the portion of the aircraft purchase price in excess of financings, flight simulator data packages related to Boeing 787 aircraft, aircraft reconfigurations and other product enhancements including winglet installations, flat-bed BusinessFirst seats and in-seat power installations.  Projected non-fleet capital expenditures are primarily for Star Alliance-related costs and technology and terminal enhancements.  While some of our projected capital expenditures are related to projects we have committed to, a significant number of projects can be deferred.  Should economic conditions warrant, we will reduce our capital expenditures, and expect to be able to do so without materially impacting our operations.

              We paid net aircraft purchase deposits in the first quarter of 2010 related to future deliveries.  During the first quarter of 2009, we received net purchase deposit refunds related to deliveries during the first quarter of 2009.

We sold two Boeing 737-500 aircraft to a foreign buyer in the first quarter of 2010 for cash proceeds of $19 million (in addition to deposits received in 2008 on these aircraft).

Financing Activities.  Cash flows used in financing activities for the three months ended March 31 were as follows (in millions):

	2010	2009	Cash Increase (Decrease)

Payments on long-term debt and capital lease obligations	$(151)	$(98)	$(53)
Proceeds from issuance of long-term debt, net	109	26	83
Proceeds from issuance of common stock purchase to stock plans	10	4	6
Total	$ (32)	$(68)	$ 36

Cash flows used in financing activities decreased due to higher debt issuances in the first quarter of 2010, partially offset by higher debt payments.

On December 30, 2009, we entered into an amendment of our Debit Card Marketing Agreement with JPMorgan Chase Bank, N.A. (“JP Morgan Chase”) under which JP Morgan Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded debit card issued by JP Morgan Chase.  We received a payment of $40 million in January 2010 for the advance purchase of frequent flyer mileage credits beginning January 1, 2016, or earlier in certain circumstances.  The purchase of mileage credits has been treated as a loan from JP Morgan Chase with an implicit interest rate of 5.5% and is reported as long-term debt in our consolidated balance sheet.

In November 2009, we obtained financing for eight currently-owned Boeing aircraft, nine new Boeing 737-800 aircraft and two new Boeing 777 aircraft.  We applied a portion of this financing to refinance one Boeing 737-800 aircraft and one Boeing 777-200 aircraft during the first quarter of 2010 and recorded related debt of $66 million.  The remaining aircraft are expected to be refinanced or delivered, as applicable, by August 31, 2010.  In connection with this financing, enhanced equipment trusts raised $644 million through the issuance of two classes of enhanced equipment trust certificates.  Class A certificates, with an aggregate principal amount of $528 million, bear interest at 7.25% and Class B certificates, with an aggregate principal amount of $117 million, bear interest at 9.25%.  The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we issue equipment notes to the trust, which will purchase such notes with a portion of the escrowed funds.  These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not our assets.  Any unused proceeds will be distributed directly to the certificate holders.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in November 2010 and will end in November 2019 for Class A certificates and in May 2017 for Class B certificates.

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

Other Liquidity Matters

See the indicated notes to our consolidated financial statements contained in Item 1 of this report for the following other matters affecting our liquidity and commitments.

Investment in student loan-related auction rate securities	Note 4
Fuel hedges	Note 5
Pension obligations	Note 7
Guarantees and indemnifications, credit card processing agreements, credit ratings and environmental liabilities	Note 11

Reconciliation of GAAP to non-GAAP Financial Measures

Non-GAAP financial measures are presented because they provide management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations.  A reconciliation of net loss to the non-GAAP financial measure of net loss excluding special items for the three months ended March 31 is as follows (in millions):

	2010	2009

Net loss – GAAP	$(146)	$(136)
Special charges:
Aircraft-related charges, net	6	4
Severance	4	-
Net loss excluding special items – non-GAAP	$(136)	$(132)

Cost per available seat mile (CASM) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency.  CASM trends can be distorted by items that are not central to our ongoing operations.  Additionally, both the cost and availability of fuel are subject to many economic and political factors beyond our control.  CASM excluding special charges and aircraft fuel and related taxes provides management and investors the ability to measure our cost performance absent special items and fuel price volatility.  A reconciliation of GAAP operating expenses used to determine CASM to the non-GAAP operating expenses used to determine CASM excluding special charges and aircraft fuel and related taxes for the three months ended March 31 is as follows (in millions, except CASM amounts):

	2010	2009

Mainline cost per available seat mile excluding special charges and aircraft fuel and related taxes:
Operating expenses – GAAP	$2,653	$ 2,466
Special charges:
Aircraft-related charges, net	6	4
Severance	2	-
Aircraft fuel and related taxes	707	610
Operating expenses excluding above items – non-GAAP	$ 1,938	$ 1,852

Available seat miles – mainline	23,393	23,352

CASM – GAAP (cents)	11.34	10.56
CASM excluding special charges and aircraft fuel and related taxes – non-GAAP (cents)	` 8.29	7.93

Consolidated cost per available seat mile excluding special charges and aircraft fuel and related taxes:
Operating expenses – GAAP	$3,220	$3,017
Special charges:
Aircraft-related charges, net	6	4
Severance	4	-
Aircraft fuel and related taxes	854	735
Operating expenses excluding above items – non-GAAP	$ 2,356	$ 2,278

Available seat miles – consolidated	26,316	26,323

CASM – GAAP (cents)	12.23	11.46
CASM excluding special charges and aircraft fuel and related taxes – non-GAAP (cents)	8.95	8.65

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2009 Form 10-K except as follows:

Aircraft Fuel.  As of March 31, 2010, our projected consolidated fuel requirements for the remainder of 2010 and the first quarter of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average price (per gallons)	% of Expected Consumption	Weighted Average price (per gallons)

Remainder of 2010
WTI crude oil swaps	10%	$1.83	10%	$1.83
WTI crude oil call options	14	$2.25	N/A	N/A
	24%		10%

First Quarter of 2011
WTI crude oil call options	2%	$2.33	N/A	N/A

At March 31, 2010, the fair value of our fuel derivatives was $38 million and is included in prepayments and other current assets in our consolidated balance sheet.  We estimate that a 10% decrease in the price of crude oil at March 31, 2010 would decrease the fair value of the fuel derivatives outstanding at that date by approximately $40 million.

Foreign Currency.  At March 31, 2010, we had forward contracts outstanding to hedge 34% of our projected Japanese yen-denominated cash inflows, primarily from passenger ticket sales, for the remainder of 2010.  At March 31, 2010, the fair value of our foreign currency hedges was $4 million and is included in prepayments and other current assets in our consolidated balance sheet.  We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to the Japanese yen at March 31, 2010 would increase the fair value of our yen hedges by $5 million and increase our underlying exposure by $21 million, resulting in a net loss of $16 million.

Item 4.  Controls and Procedures.

Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which currently involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court’s dismissal of the case.  On December 18, 2009, the plaintiffs’ request for rehearing by the Sixth Circuit en banc was denied.  On March 18, 2010, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Item 1A.  Risk Factors

Part 1, Item 1A, “Risk Factors,” of our 2009 Form 10-K includes a detailed discussion of our risk factors.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

Airlines may continue to participate in industry consolidation or alliances, which could have a material adverse effect on us.  We are facing stronger competition from carriers that have participated in industry consolidation, including as a result of the merger of Delta and Northwest in 2008, which changed the competitive environment for us and the airline industry.  Further consolidation could adversely affect our competitive position, as our competitors have the opportunity through consolidation to significantly expand the reach of their networks, which is of primary importance to business travelers, and to achieve cost reductions by eliminating redundancy in their operations.  In addition, if United were to merge with another carrier, it could threaten the antitrust immunity granted to us by the DOT.  Although we cannot predict whether any consolidation transactions will occur, we regularly review our strategic options and will act in the best interests of our stockholders, employees, customers and the communities we serve.

Airlines may enter into new alliances or joint ventures, or modify existing alliances or joint ventures, which could have a material adverse effect on us.  We are facing stronger competition from expanded airline alliances and joint ventures.  Through participation in airline alliances and/or joint ventures, carriers granted anti-trust immunity by the appropriate regulatory authorities are able to coordinate their routes, pool their revenues and costs and enjoy other mutual benefits, such as frequent flier program reciprocity, achieving many of the benefits of consolidation.  For example, in 2009, Air France-KLM, Delta and Northwest launched a new trans-Atlantic joint venture among those airlines that involves coordination of routes, fares, schedules and other matters among those airlines, Alitalia and CSA Czech Airlines.  American Airlines, British Airways and Iberia have received tentative DOT approval of their application for anti-trust immunity for a similar trans-Atlantic joint venture, which would also involve many of the same benefits.  There may be additional changes in airline alliances and/or joint ventures in the future, any of which could result in one or more alliances with more extensive route networks and/or lower cost structures than currently exist, impairing our ability to realize the expected benefits from our alliance relationships and having a material adverse effect on us.

Our results of operations fluctuate due to seasonality and other factors affecting the airline industry.  Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year for most U.S. air carriers.  Our result of operations are also impacted by numerous other factors that are not necessarily seasonal, including excise and similar taxes, weather and air traffic control delays, as well as geological events and natural disasters.  For example, in April 2010, the volcanic ash from an eruption in Iceland necessitated the closing of a significant portion of the airspace over Europe, denying us access to most of Europe’s largest airports for several days.  We estimate that our revenues were reduced by approximately $24 million through April 21, 2010 due to our cancellation of hundreds of flights.  As a consequence of these factors, many of which are unpredictable, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.   Defaults Upon Senior Securities.

 None.

Item 4.   (Removed and Reserved).

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

3.2	Amended and Restated Bylaws of Continental, effective as of June 10, 2009 – incorporated by reference to Exhibit 3.2 to Continental’s Current Report on Form 8-K dated June 10, 2009 (File no. 1-10323).

10.1*	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (adopted pursuant to Incentive Plan 2010).

10.2
Supplemental Agreement No. 54, dated March 2, 2010, to Purchase Agreement No. 1951 (“P.A. 1951”), dated July 23, 1996, between Continental and The Boeing Company (“Boeing”) relating to the purchase of Boeing 737 aircraft.  (1)

10.3	Supplemental Agreement No. 55, dated March 31, 2010, to P.A. 1951. (1)

10.4	Supplemental Agreement No. 19, dated March 2, 2010, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.
Registrant

Date: April 22, 2010	by:	/s/ Chris Kenny
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

3.2	Amended and Restated Bylaws of Continental, effective as of June 10, 2009 – incorporated by reference to Exhibit 3.2 to Continental’s Current Report on Form 8-K dated June 10, 2009 (File no. 1-10323).

10.1*	Continental Airlines, Inc. Long-Term Incentive and RSU Program, as amended and restated through March 11, 2010 (adopted pursuant to Incentive Plan 2010).

10.2
Supplemental Agreement No. 54, dated March 2, 2010, to Purchase Agreement No. 1951 (“P.A. 1951”), dated July 23, 1996, between Continental and The Boeing Company (“Boeing”) relating to the purchase of Boeing 737 aircraft.  (1)

10.3	Supplemental Agreement No. 55, dated March 31, 2010, to P.A. 1951. (1)

10.4	Supplemental Agreement No. 19, dated March 2, 2010, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

*This exhibit relates to management contracts or compensatory plans or arrangements.

(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.