Form 10-Q
period 2010-06-30
CONTINENTAL AIRLINES INC /DE/
filed 2010-07-23
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    X      No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer (Do not check if smaller reporting company)	X _________	Accelerated filer Smaller reporting company	_________ _________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of July 21, 2010, 140,333,618 shares of Class B common stock of the registrant were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenue:
Passenger:
Mainline	$2,713	$2,300	$5,034	$4,498
Regional	598	467	1,080	886
Total Passenger Revenue	3,311	2,767	6,114	5,384
Cargo	111	82	213	167
Other	286	277	550	536
Total Operating Revenue	3,708	3,126	6,877	6,087

Operating Expenses:
Aircraft fuel and related taxes	968	891	1,822	1,626
Wages, salaries and related costs	822	799	1,618	1,564
Aircraft rentals	230	235	459	472
Landing fees and other rentals	215	216	428	425
Regional capacity purchase	211	217	413	431
Distribution costs	190	150	361	307
Maintenance, materials and repairs	136	161	283	314
Depreciation and amortization	122	118	256	229
Passenger services	100	96	193	183
Special charges	6	44	16	48
Merger-related costs	18	-	18	-
Other	362	353	732	696
Total Operating Expenses	3,380	3,280	6,599	6,295

Operating Income (Loss)	328	(154)	278	(208)

Nonoperating Income (Expense):
Interest expense	(92)	(90)	(187)	(183)
Interest capitalized	6	8	13	17
Interest income	2	4	4	8
Other, net	(11)	19	(20)	17
Total Nonoperating Income (Expense)	(95)	(59)	(190)	(141)

Income (Loss) before Income Taxes	233	(213)	88	(349)
Income Taxes	-	-	(1)	-
Net Income (Loss)	$233	$(213)	$87	$(349)

Earnings (Loss) per Share:
Basic	$1.67	$(1.72)	$0.62	$(2.82)
Diluted	$1.46	$(1.72)	$0.60	$(2.82)

Shares Used for Computation:
Basic	140	124	139	124
Diluted	167	124	153	124
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	June 30,	December 31,	June 30,
ASSETS	2010	2009	2009
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$3,047	$2,546	$2,521
Short-term investments	457	310	247
Total unrestricted cash, cash equivalents and short-term investments	3,504	2,856	2,768

Restricted cash and cash equivalents	167	164	167
Accounts receivable, net	610	494	488
Spare parts and supplies, net	275	254	242
Deferred income taxes	221	203	172
Prepayments and other	437	402	494
Total current assets	5,214	4,373	4,331

Property and Equipment:
Owned property and equipment:
Flight equipment	8,796	8,769	8,614
Other	1,827	1,787	1,740
Flight equipment and other	10,623	10,556	10,354
Less: Accumulated depreciation	3,708	3,509	3,388
Owned property and equipment, net	6,915	7,047	6,966

Purchase deposits for flight equipment	335	242	257

Capital leases	195	194	194
Less: Accumulated amortization	68	63	58
Capital leases, net	127	131	136
Total property and equipment, net	7,377	7,420	7,359

Routes and airport operating rights, net	780	778	797
Other assets	228	210	175

Total Assets	$13,599	$12,781	$12,662

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	June 30,	December 31,	June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2010	2009	2009
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$1,142	$975	$980
Accounts payable	988	924	1,062
Air traffic and frequent flyer liability	2,607	1,855	2,128
Accrued payroll	391	367	379
Accrued other liabilities	304	268	307
Total current liabilities	5,432	4,389	4,856

Long-Term Debt and Capital Leases	4,912	5,291	4,963

Deferred Income Taxes	221	203	172

Accrued Pension Liability	1,232	1,248	1,375

Accrued Retiree Medical Benefits	223	216	239

Other Non-Current Liabilities	855	844	821

Stockholders' Equity:
Class B common stock - $.01 par, 400,000,000 shares authorized; 140,126,934, 138,537,127 and 123,657,537 issued and outstanding	1	1	1
Additional paid-in capital	2,240	2,216	2,047
Accumulated deficit	(355)	(442)	(509)
Accumulated other comprehensive loss	(1,162)	(1,185)	(1,303)
Total stockholders' equity	724	590	236
Total Liabilities and Stockholders' Equity	$13,599	$12,781	$12,662

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$87	$(349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256	229
Special charges	16	48
Stock-based compensation related to equity awards	4	3
Other, net	15	27
Changes in operating assets and liabilities	623	401
Net cash provided by operating activities	1,001	359

Cash Flows from Investing Activities:
Capital expenditures	(148)	(147)
Aircraft purchase deposits (paid) refunded, net	(84)	17
Proceeds from sales (purchases) of short-term investments, net	(124)	233
Proceeds from sales of property and equipment	25	7
Decrease (increase) in restricted cash and cash equivalents	(3)	23
Other	-	(2)
Net cash (used in) provided by investing activities	(334)	131

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(411)	(169)
Proceeds from issuance of long-term debt, net	225	30
Proceeds from issuance of common stock pursuant to stock plans	20	5
Net cash used in financing activities	(166)	(134)

Net Increase in Cash and Cash Equivalents	501	356

Cash and Cash Equivalents - Beginning of Period	2,546	2,165

Cash and Cash Equivalents - End of Period	$3,047	$2,521

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	-	197

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

NOTE 1 – MERGER WITH UNITED

On May 2, 2010, Continental, UAL Corporation ("UAL"), and JT Merger Sub Inc., a wholly-owned subsidiary of UAL ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for a business combination of Continental and UAL.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Continental, with Continental continuing as the surviving corporation and as a wholly-owned subsidiary of UAL (the "Merger").  Upon completion of the Merger, UAL will be the parent company of both Continental and United Air Lines, Inc. ("United") and UAL's name will be changed to United Continental Holdings, Inc.

Under the terms of the Merger Agreement, our stockholders will receive 1.05 shares of UAL common stock for each share of Continental common stock they hold at the effective time of the Merger.  The exchange ratio is fixed and will not be adjusted for changes in the market value of the common stock of Continental or UAL.  The Merger will be accounted for using the acquisition method of accounting with UAL being considered the acquirer of Continental for accounting purposes.  UAL will allocate the purchase price to the fair value of our tangible and intangible assets and liabilities at the acquisition date, with the excess purchase price being recorded as goodwill.  Under the acquisition method of accounting, goodwill is not amortized but is tested for impairment at least annually.  The new basis for our assets and liabilities will also be reflected in our separate-entity financial statements.

The Merger Agreement contains certain termination rights for both UAL and Continental, including if the Merger is not consummated on or before December 31, 2010 (which is subject to extension under certain circumstances but generally not beyond September 30, 2011) and if the approval of the stockholders of either UAL or Continental is not obtained.  The Merger Agreement further provides that, upon termination of the Merger Agreement by UAL or Continental as a result of an adverse change in the recommendation of the other party's board of directors, UAL may be required to pay to Continental, or Continental may be required to pay to UAL, a termination fee of $175 million.

The consummation of the Merger is subject to receipt of various regulatory clearances, approval by the stockholders of Continental and UAL and the satisfaction or waiver of other conditions as described in the Merger Agreement, and it is possible that factors outside the control of UAL and Continental could result in the Merger being completed at an earlier time, a later time or not at all.  As part of its review of the Merger under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the rules and regulations promulgated thereunder (the "HSR review process"), the Department of Justice ("DOJ") issued Second Requests to Continental and UAL on June 7, 2010.  This is a standard part of the HSR review process and was part of our planning from the outset.  Continental and UAL are working to comply with the Second Requests and have agreed to provide the DOJ with additional time to complete the HSR review process.  As stated previously, Continental and UAL expect the closing of the Merger to occur in the fourth quarter of 2010.

NOTE 2 – ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities.  In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance to change financial reporting by enterprises involved with variable interest entities ("VIEs").  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity's residual returns.  This accounting standard became effective for us on January 1, 2010.  The adoption of this pronouncement did not have any effect on our consolidated financial statements.

Revenue Arrangements with Multiple Deliverables.  In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables.  The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.  This accounting standard is effective for us on January 1, 2011 and may change our accounting for the sale of frequent flyer mileage credits.  We may elect to adopt this guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or retrospective application to all applicable revenue arrangements for all periods presented.  We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that adoption of this standard will have on our consolidated financial statements.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$233	$(213)	$87	$(349)
Effect of dilutive securities - interest expense on:
5% convertible notes	4	-	-	-
6% convertible junior subordinated debentures held by subsidiary trust	3	-	-	-
4.5% convertible notes	3	-	5	-
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$243	$(213)	$92	$(349)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	140	124	139	124
Effect of dilutive securities:
5% convertible notes	9	-	-	-
6% convertible junior subordinated debentures held by subsidiary trust	4	-	-	-
4.5% convertible notes	12	-	12	-
Employee stock options	2	-	2	-
Dilutive potential shares	27	-	14	-
Denominator for diluted earnings (loss) per share - weighted average shares after assumed conversions	167	124	153	124

The adjustments to net income (loss) to determine the numerator for diluted earnings (loss) per share are net of the related effect of applicable income taxes and profit sharing.

Approximately 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted earnings (loss) per share in the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009 because they were antidilutive.  In addition, approximately one million weighted average options to purchase shares of our common stock for the three and six months ended June 30, 2010 and approximately eight million weighted average options for the three and six months ended June 30, 2009 were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

NOTE 4 – FLEET INFORMATION

As of June 30, 2010, our operating fleet consisted of 337 mainline jets and 251 regional aircraft.  The 337 mainline jets are operated exclusively by us, while the 251 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 206 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet") and operated on our behalf under a capacity purchase agreement with ExpressJet, 43 are subleased to ExpressJet and other operators but are not operated on our behalf and 25 are temporarily grounded.  Additionally, our regional operating fleet includes 45 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of June 30, 2010:

				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline (a):
777-200ER	20	8	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	21	9	12	-
757-200	41	15	26	-
737-900ER	30	30	-	-
737-900	12	8	4	-
737-800	117	44	73	-
737-700	36	12	24	-
737-500	34	-	34	-
Total mainline	337	149	188	-

Regional (b):
ERJ-145XR	89	-	89	-
ERJ-145	132	18	99	15	(c)
Q400	14	-	-	14	(d)
Q200	16	-	-	16	(e)
Total regional	251	18	188	45

Total	588	167	376	45
___________________________

(a)	Excludes five grounded Boeing 737-500 aircraft (two owned and three leased) and five grounded owned Boeing 737-300 aircraft.
(b)
Excludes 25 ERJ-135 aircraft that are temporarily grounded and 15 ERJ-145XR aircraft, 23 ERJ-145 aircraft and five ERJ-135 aircraft that are subleased to other operators, but are not operated on our behalf.

(c)	Operated by Chautauqua Airlines, Inc. ("Chautauqua") under a capacity purchase agreement.
(d)	Operated by Colgan Air, Inc. ("Colgan") under a capacity purchase agreement.
(e)	Operated by Champlain Enterprises, Inc. ("CommutAir") under a capacity purchase agreement.

Substantially all of the aircraft and engines we own are subject to mortgages.

Mainline Fleet Activity.  During the first six months of 2010, we placed into service three leased Boeing 757-300 aircraft and removed three Boeing 737-300 aircraft from service.

Regional Fleet Activity.  In December 2009, we agreed with ExpressJet to amend our capacity purchase agreement to permit ExpressJet to fly eight ERJ-145 aircraft for United under a capacity purchase agreement.  These eight aircraft had been removed from service on our behalf as of June 30, 2010.

Firm Order and Option Aircraft.  As of June 30, 2010, we had firm commitments to purchase 86 new aircraft (58 Boeing 737 aircraft, three Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of June 30, 2010.

We are currently scheduled to take delivery of two Boeing 777 aircraft and 12 Boeing 737 aircraft through the end of 2010.  Due to issues arising out of the governmental certification process used by the manufacturer of the coach seats on the Boeing 777 aircraft and the coach and first class seats on the Boeing 737 aircraft scheduled for delivery this year, we have incurred delays for most of the aircraft scheduled for delivery in 2010.  We expect to take delivery of the two Boeing 777 aircraft and nine Boeing 737 aircraft by the end of August 2010.  While this seat manufacturer also provided the seats installed on most of the Boeing aircraft currently in our fleet, we do not believe these issues will have a material impact on our ability to continue to operate any of the aircraft in our fleet based on information currently available to us.

NOTE 5 – LONG-TERM DEBT

Maturities.  Maturities of long-term debt due before December 31, 2010 and for the next four years are as follows (in millions):

July 1, 2010 through December 31, 2010	$401
Year ending December 31,
2011	1,151
2012	595
2013	821
2014	345

Convertible Debt Securities.  Our 5% Convertible Notes with a principal amount of $175 million are convertible into 50 shares of common stock per $1,000 principal amount at a conversion price of $20 per share.  If a holder of the notes exercises the conversion right, in lieu of delivering shares of our common stock, we may elect to pay cash or a combination of cash and shares of our common stock for the notes surrendered.  All or a portion of the notes are also redeemable at any time for cash at our option at par plus accrued and unpaid interest, if any.  Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2013 or 2018.  We may at our option choose to pay the repurchase price on those dates in cash, shares of our common stock or any combination thereof.  However, if we are required to repurchase all or a portion of the notes, our policy is to settle the notes in cash.  The holders of the notes also had the right to require us to repurchase their notes on June 15, 2010; however, none did so.  Accordingly, we have classified these notes as long-term debt and capital leases at June 30, 2010.  The maturity table above reflects the principal amount of the notes as due in 2013.

Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.  The Merger will not result in the holders of the notes having any additional rights to require us to repurchase their notes, nor will it trigger any repayment obligation on any of our other outstanding debt.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Accounting rules for fair value clarify that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value it a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  FASB Accounting Standards Codification ("ASC") Topic 820 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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
(B)
Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method

(C)	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

Assets (liabilities measured at fair value on a recurring basis include (in millions):

	Carrying Amount	Level 1	Level 2	Level 3	Valuation Technique

June 30, 2010
Cash and cash equivalents	$3,047	$3,047	$-	$-	(A)
Short-term investments:
Auction rate securities	117	-	-	117	(B)
CDARS	21	21	-	-	(A)
Asset-backed securities	121	121	-	-	(A)
Fixed income mutual fund	107	-	107	-	(A)
Corporate debt	42	42	-	-	(A)
U.S. government and agency notes	33	33	-	-	(A)
Notes guaranteed by foreign governments	16	16	-	-	(A)
Restricted cash and cash equivalents	167	167	-	-	(A)
Fuel derivatives:
Swaps	(6)	-	-	(6)	(A)
Call options	6	-	-	6	(A)
Collars	(3)	-	-	(3)	(A)

December 31, 2009
Cash and cash equivalents	$2,546	$2,546	$-	$-	(A)
Short-term investments:
Auction rate securities	201	-	-	201	(B)
CDARS	102	102	-	-	(A)
Asset-backed securities	7	7	-	-	(A)
Restricted cash and cash equivalents	164	164	-	-	(A)
Auction rate securities put right	20	-	-	20	(B)
Fuel derivatives:
Swaps	6	-	-	6	(A)
Call options	8	-	-	8	(A)
Foreign currency forward contracts	5	-	5	-	(A)

June 30, 2009
Cash and cash equivalents	$2,521	2,521	$-	$-	(A)
Short-term investments:
Auction rate securities	230	-	-	230	(B)
CDARS	14	14	-	-	(A)
Asset-backed securities	3	3	-	-	(A)
Restricted cash and cash equivalents	167	167	-	-	(A)
Auction rate securities put right	27	-	-	27	(B)
Fuel derivatives:
Swaps	16	-	-	16	(A)
Collars	(33)	-	-	(33)	(A)
Foreign currency forward contracts	1	-	1	-	(A)

The determination of fair value of each of these items is discussed below:

Cash and Cash Equivalents and Restricted Cash.  Cash and cash equivalents and restricted cash consist primarily of U.S. Government and Agency money market funds and other AAA-rated money market funds with original maturities of three months or less.  The original cost of these assets approximates fair value due to their short-term maturity.

Short-Term Investments Other than Auction Rate Securities.  The fair values of short-term investments other than auction rate securities are based on observable market data.  "CDARS" are certificates of deposit placed through an account registry service.  Asset-backed securities mature through 2012.  The fixed income mutual fund invests primarily in money market instruments and investment grade fixed income securities and is valued at the net asset value of shares held by us.  The underlying investments have a weighted average contractual maturity of less than 90 days.  Corporate debt securities, government and agency notes and notes guaranteed by foreign governments have a weighted average maturity of less than two years.

Student Loan-Related Auction Rate Securities.  At June 30, 2010, we held student loan-related auction rate securities with a fair value of $117 million, a par value of $145 million and amortized cost of $117 million.  These securities, which we classify as available-for-sale, are variable-rate debt instruments with contractual maturities generally greater than ten years who interest rates are reset every seven, 28 or 35 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  We estimated the fair value of these securities taking into consideration the limited sales and offers to purchase such securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

During the first six months of 2010, we sold, at par, auction rate securities having a par value of $106 million.  Certain of these auction rate securities were subject to a put right granted to us by an institution permitting us to sell to the institution at their full par value certain auction rate securities by June 30, 2010.  We recognized gains on the sales using the specific identification method.  The gains were substantially offset by the cancellation of any related put rights.  The net gains are included in other non-operating income (expense) in our consolidated statement of operations and were not material.

We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments.  If currently market conditions deteriorate further, we may be required to record additional losses on these securities.

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

Foreign Currency-Forward Contracts.  We determine the fair value of our foreign currency derivatives by comparing our contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions.

Unobservable Inputs.  The reconciliation of our assets (liabilities) measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):

	Auction		Fuel Derivatives
	Rate Securities	Put Right	Swap	Call Options	Collars

Three Months Ended June 30, 2010
Balance at beginning of period	$164	$16	$24	$14	$-
Purchases, sales, issuances and settlements (net)	(64)	-	5	5	2
Gains and losses:
Reported in earnings:
Realized	17	(16)	-	-	-
Unrealized	-	-	-	(1)	(1)
Reported in other comprehensive income (loss)	-	-	(35)	(13)	(3)
Balance as of June 30, 2010	$117	$-	$(6)	$5	$(2)

Three Months Ended June 30, 2009
Balance at beginning of period	$229	$26	$2	$-	$(254)
Purchases, sales, issuances and settlements (net)	(1)	-	-	-	177
Gains and losses:
Reported in earnings:
Unrealized	-	1	8	-	-
Reported in other comprehensive income (loss)	2	-	6	-	44
Balance as of June 30, 2009	$230	$27	$16	$-	$(33)

	Auction		Fuel Derivatives
	Rate Securities	Put Right	Swap	Call Options	Collars

Six Months Ended June 30, 2010
Balance at beginning of period	$201	$20	$6	$8	$-
Purchases, sales, issuances and settlements (net)	(106)	-	1	17	2
Gains and losses:
Reported in earnings:
Realized	23	(21)	-	-	-
Unrealized	-	1	-	(1)	(1)
Reported in other comprehensive income (loss)	(1)	-	(13)	(19)	(3)
Balance as of June 30, 2010	$117	$-	$(6)	$5	$(2)

Six Months Ended June 30, 2009
Balance at beginning of period	$229	$26	$2	$1	$(418)
Purchases, sales, issuances and settlements (net)	(1)	-	5	(1)	366
Gains and losses:
Reported in earnings:
Unrealized	-	1	8	-	(2)
Reported in other comprehensive income (loss)	2	-	1	-	21
Balance as of June 30, 2009	$230	$27	$16	$-	$(33)

Other Financial Instruments.  Other financial instruments that are not subject to the disclosure requirements of ASC Topic 820 are as follows:

•	Debt. The fair value of our debt was approximately as follows (in billions):

	Carrying Amount	Fair Value

June 30, 2010	$5.9	$5.8
December 31, 2009	6.1	5.8
June 30, 2009	5.7	4.8

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

Fuel Price Risk Management.  We routinely hedge a portion of our future fuel requirements, provided the hedges are expected to be cost effective.  We have historically entered into swap agreements, purchased call options or structured costless collar arrangements to protect us against sudden and significant increases in jet fuel prices.  We typically conduct our fuel hedging activities using a combination of crude oil, jet fuel and heating oil contracts.  We strive to maintain fuel hedging levels and exposure generally comparable to that of our major competitors, so that our fuel cost is not disproportionate to theirs.

As of June 30, 2010, our projected consolidated fuel requirements for the remainder of 2010 and the first quarter of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average price (per gallon)	% of Expected Consumption	Weighted Average price (per gallon)

Remainder of 2010
WTI crude oil swaps	19%	$1.87	19%	$1.87
Jet fuel swaps	2	2.26	2	2.26
WTI crude oil call options	22	2.25	N/A	N/A
WTI crude oil collars	3	2.38	3	1.73
Total	46%		24%

First Quarter of 2011
WTI crude oil swaps	5%	$1.76	5%	$1.76
WTI crude oil call options	6	2.31	N/A	N/A
WTI crude oil collars	3	2.38	3	1.67
Total	14%		8%

We account for our fuel derivatives as cash flow hedges and record them at fair value in our consolidated balance sheet with the change in fair value, to the extent effective, being recorded to accumulated other comprehensive income (loss) ("accumulated OCI"), net of applicable income taxes.  Fuel hedge gains (losses) are recognized as a component of fuel expense when the underlying fuel hedged is used.  The ineffective portion of our fuel hedges is determined based on the correlation between jet fuel and crude oil or heating oil prices and is included in nonoperating income (expense) in our consolidated statement of operations.

When our fuel hedges are in a liability position, we may be required to post cash collateral with our counterparties.  We were not required to post any such collateral at June 30, 2010 or December 31, 2009.  At June 30, 2009, we had posted cash collateral with our counterparties totaling $32 million and granted a lien in favor of a counterparty on one Boeing 777-200 aircraft and one Boeing 757-200 aircraft in lieu of posting an additional $25 million in cash.  The cash collateral is reported in prepayments and other current assets in our consolidated balance sheet.

Foreign Currency Exchange Risk Management.  We have historically used foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.  At June 30, 2010, we had forward contracts outstanding to hedge the following cash inflows, primarily from passenger ticket sales, in foreign currencies:

•	21% of our projected Japanese yen-denominated cash inflows through the third quarter of 2011.
•	5% of our projected Canadian dollar-denominated cash inflows through the fourth quarter of 2010.

We account for these instruments as cash flow hedges.  They are recorded at fair value in our consolidated balance sheet with the change in fair value, to the extent effective, being recorded to accumulated OCI, net of applicable income taxes.  Gains and losses from settlement of these instruments are recognized as passenger revenue.  We measure hedge effectiveness of average rate options and forward contracts based on the forward price of the underlying currency.  Hedge ineffectiveness, if any, is included in other nonoperating income (expense) in our consolidated statement of operations.

Quantitative Disclosures.  All of our derivative instruments were designated as cash flow hedges and were reported in our consolidated balance sheet as follows (in millions):

	Asset Derivatives (1)			Liability Derivatives (2)
	June 30, 2010	December 31, 2009	June 30, 2009	June 30, 2010	December 31, 2009	June 30, 2009

Fuel derivatives	$9	$14	$16	$12	$-	$33
Foreign currency derivatives	-	5	1	-	-	-
Total derivatives	$9	$19	$17	$12	$-	$33
____________________

(1)	Amounts are included in prepayments and other current assets.
(2)	Amounts are included in accrued other current liabilities.

The gains (losses) related to the effective portion of our cash flow hedges reported in accumulated OCI in our consolidated balance sheet and in our consolidated statement of operations were as follows (in millions):

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)		Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	2010	2009	2010	2009	2010	2009

Three Months Ended June 30
Fuel derivatives	$(53)	$58	$(9)	$(210)	$(2)	$8
Foreign currency derivatives	(4)	(3)	1	1	-	-
Total	$(57)	$55	$(8)	$(209)	$(2)	$8

Six Months Ended June 30
Fuel derivatives	$(37)	$29	$(6)	$(351)	$(2)	$6
Foreign currency derivatives	(4)	9	1	-	-	-
Total	$(41)	$38	$(5)	$(351)	$(2)	$6
__________________

(1)	Amounts related to fuel derivatives are included in aircraft fuel and related taxes and amounts related to foreign currency derivatives are included in passenger revenue.
(2)	Amounts are included in other nonoperating income (expense).

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$233	$(213)	$87	$(349)

Other comprehensive income (loss) adjustments, before tax:
Derivative financial instruments:
Reclassification into earnings	10	201	7	343
Change in fair value	(57)	55	(41)	38
Unrealized gain on student-loan related auction rate securities	-	2	-	2
Employee benefit plans:
Amortization of net actuarial losses	21	27	41	54
Amortization of prior service cost	8	7	16	16
Comprehensive income (loss) adjustments, before tax	(18)	292	23	453
Income taxes related to items of other comprehensive income (loss)	-	-	-	-

Total comprehensive income	$215	$79	$110	$104

NOTE 9 – STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Profit Based RSU Awards.  In February 2010, we issued 1.4 million profit based restricted stock unit ("RSUs") awards, which can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets.  The performance period for these awards is January 1, 2010 through December 31, 2012.  These awards have cumulative profit sharing performance targets ranging from $4 million to $120 million and payment percentages ranging from 25% to 200%.  The cash hurdle associated with these awards is $2.2 billion.  These awards were issued pursuant to our Incentive Plan 2010, which was approved by our stockholders on June 9, 2010.  We currently expect that these awards will achieve a payment percentage of 100%, although the expense related to these awards was not material in the three or six months ended June 30, 2010.  As of June 30, 2010, we have recorded no liability associated with any other profit based RSU awards outstanding because we had not achieved, and we did not believe it was probable that we would achieve, any of the cumulative profit-sharing based performance targets for those awards.

Stock-Based Compensation Expense.  Total stock-based compensation expense (credit) included in wages, salaries and related costs was $3 million, $0, $9 million and $(24) million for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, $31 million of compensation cost attributable to future service related to unvested employee stock options and profit based RSU awards had not yet been recognized.  This amount will be recognized in expense over a weighted average period of 1.6 years.

Defined Benefit Pension and Retiree Medical Plans.  Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):

	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$16	$16	$33	$32	$3	$3	$5	$5
Interest cost	40	38	79	77	3	4	7	8
Expected return on plan assets	(28)	(22)	(55)	(44)	-	-	-	-
Amortization of unrecognized net actuarial loss	22	28	44	55	(1)	(1)	(3)	(1)
Amortization of prior service cost	3	2	5	5	5	5	11	11
Net periodic benefit expense	$53	$62	$106	$125	$10	$11	$20	$23

During the first six months of 2010, we contributed $74 million to our tax-qualified defined benefit pension plans and on July 8, 2010 we contributed an additional $38 million to the plans.  Our remaining minimum funding requirements during calendar year 2010 are approximately $33 million.

Defined Contribution Plans.  Our defined contribution 401(k) employee savings plans cover substantially all employees.  Company matching contributions are made in cash.  Total expense for all defined contribution plans, including two pilot-only plans, was $24 million, $26 million, $50 million and $50 million for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively.

Profit Sharing Plan.  Effective January 1, 2010, we adopted a new profit sharing plan with a five year term.  Our new profit sharing plan creates an award pool of 15% of annual pre-tax income excluding special items.  Generally, the profit sharing pool will be distributed among eligible employees based on an employee's annual base pay relative to the annual base pay of all employees.  We recorded profit sharing expense totaling $18 million in the three and six months ended June 30, 2010.

NOTE 10 – SPECIAL CHARGES AND MERGER-RELATED COSTS

Special charges were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Aircraft-related charges, net	$-	$43	$6	$47
Severance and other	6	1	10	1
Total special charges	$6	$44	$16	$48

The special charges all relate to our mainline segment unless otherwise noted.

In the first six months of 2010, we recorded $6 million of aircraft-related charges related to grounded Boeing 737-300 aircraft, which is net of gains on the sale of two Boeing 737-500 aircraft to a foreign buyer.  We also recorded $2 million of severance during the first six months of 2010 related to the elimination of approximately 575 reservation positions.

Severance and other special charges of $6 million in the second quarter of 2010 primarily relate to an adjustment to our reserve for unused facilities due to a reduction in expected sublease income for a maintenance hangar in Denver.

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

Merger-related costs incurred in the second quarter of 2010 totaling $18 million relate to our pending Merger with a subsidiary of UAL.  The costs include financial advisor, legal, accounting and consultant fees and communication costs.

Accrual Activity.  Activity related to the accruals for severance and associated continuing medical coverage costs and future lease payments on unused facilities is as follows (in millions):

	Severance/ Medical Costs	Unused Facilities

Balance, December 31, 2009	$14	$26
Accrual	2	8
Payments	(10)	(2)
Balance, June 30, 2010	$6	$32

Cash payments related to the accruals for severance and associated continuing medical coverage costs will be made through the third quarter of 2011.  Remaining lease payments on unused facilities will be made through 2018.

NOTE 11 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the three and six months ended June 30, 2009 were not reduced by any tax benefit.  No federal income tax expense was recognized related to our pretax income for the three and six months ended June 30, 2010 due to the utilization of book net operating loss carryforwards ("NOLs") for which no benefit had previously been recognized.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change."  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  Based on currently available information, the pending Merger with a subsidiary of UAL is expected to result in a Section 382 ownership change for Continental.  The ultimate determination will be based on facts and circumstances at the time the transaction closes.  In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.01% for June 2010).  Any unused annual limitation may be carried over to later years.  The amount of the limitation may, under certain circumstances, be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.  If we were to have an ownership change as of June 30, 2010 under current conditions, our annual NOL utilization could be limited to $124 million per year, before consideration of any built-in gains.

NOTE 12 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights using larger jets while the regional segment currently consists of flights with a capacity of 78 or fewer seats.  As of June 30, 2010, flights in our regional segment were operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.

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

Financial information by business segment is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenue:
Mainline	$3,100	$2,644	$5,777	$5,173
Regional	608	482	1,100	914
Total Consolidated	$3,708	$3,126	$6,877	$6,087

Operating Income (Loss):
Mainline	$306	$(64)	$329	$-
Regional	22	(90)	(51)	(208)
Total Consolidated	$328	$(154)	$278	$(208)

Net Income (Loss):
Mainline	$214	$(120)	$145	$(135)
Regional	19	(93)	(58)	(214)
Total Consolidated	$233	$(213)	$87	$(349)

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of June 30, 2010, we had firm commitments to purchase 86 new aircraft (58 Boeing 737 aircraft, three Boeing 777 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  We are currently scheduled to take delivery of two Boeing 777 aircraft and 12 Boeing 737 aircraft through the end of 2010.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of June 30, 2010.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $109 million at June 30, 2010 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate, customs, and aircraft financing obligations at June 30, 2010 in the amount of $85 million.  These letters of credit and performance bonds have expiration dates through December 2012.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on the London Interbank Offered Rate ("LIBOR"), for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At June 30, 2010, we had $1.4 billion of floating rate debt and $269 million of fixed rate debt, with remaining terms of up to ten years, that is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate carrying value of $1.5 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

We may be required to make future payments under the foregoing indemnities and agreements due to unknown variables related to potential government changes in capital adequacy requirements, laws governing LIBOR based loans or tax laws, the amounts of which cannot be estimated at this time.

Credit Card Processing Agreement.  The covenants contained in our domestic bank-issued credit card processing agreement with Chase Bank USA, N.A. ("Chase") require that we post additional cash collateral if we fail to maintain (1) a minimum level of unrestricted cash, cash equivalents and short-term investments, (2) a minimum ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities of 0.25 to 1.0 or (3) a minimum senior unsecured debt rating of at least Caa3 and CCC- from Moody's and Standard & Poor's, respectively.

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

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $90 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $265 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $499 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $1.1 billion if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Credit Ratings.  At June 30, 2010, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's.  These ratings are significantly below investment grade.  Due to our current credit ratings, our borrowing costs are higher and our financing options are more limited than borrowers with investment grade credit ratings.  Additional downgrades in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, as discussed above, we would have to post additional collateral of approximately $265 million under our Chase and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.  The insurer under our workers' compensation program has the right to require us to post up to $32 million of additional collateral under a number of conditions, including based on our current senior unsecured debt rating, which is currently at the minimum of B3 as rated by Moody's and below the minimum of B- as rated by Standard & Poor's.  We could also be required to post a higher amount of collateral with our fuel hedge counterparties if our credit ratings were to fall, or if our unrestricted cash, cash equivalents and short-term investments balance fell below certain specified levels, and our fuel hedges were in a liability position.  In such a case, the total amount of the collateral that we might be required to post at any time would be up to the amount of our liability to our respective counterparties under the related derivative instruments.  Our fuel hedging agreement with one counterparty also requires us to post additional collateral of up to 10% of the notional amount of our hedging contracts with that counterparty if either of our corporate credit ratings falls below its current level, which is B2 as rated by Moody's or B as rated by Standard & Poor's.  Our fuel derivative contracts do not contain any other credit risk-related contingent features, other than those related to a change in control.

Trans-Atlantic Joint Venture.  On July 10, 2009, the DOT approved our application to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity.  Additionally, we, United, Lufthansa and Air Canada have received final DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network, offering customers more service, scheduling and pricing options.  As part of the trans-Atlantic joint venture, we are in negotiations to implement a revenue-sharing structure amongst the joint venture participants.  As currently contemplated, the revenue sharing structure would result in payments between participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period or "baseline," which is reset annually.  The payments would be calculated on a quarterly basis and subject to a cap.  Assuming that revenue sharing is implemented and that the revenue sharing formula is applied retroactive to January 1, 2010, as currently contemplated, we estimate that our liability for revenue sharing payments to joint venture carriers that we have relatively outperformed would be approximately $40 million for the six months ended June 30, 2010.  This estimate of our revenue sharing obligation for the first six months of 2010 is not indicative of our expectations for the full year, as we currently expect our net obligation for 2010 to be substantially less than this amount.  In addition, the estimated revenue sharing payment for the year is substantially less than the additional passenger revenue we receive from the joint marketing, scheduling and pricing efforts of the joint venture.  Future results will also be impacted by the current year results, which will serve as the baseline in future years for calculating relative performance in the revenue sharing formula.

Employees.  As of June 30, 2010, we had approximately 40,730 employees.  Due to the number of part-time employees and adjusting for overtime, we had an average of 38,800 full-time equivalent employees for the three months ended June 30, 2010.  Including the fleet service employees discussed below, approximately 63% of our full-time equivalent employees are represented by unions.

On February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the International Brotherhood of Teamsters (Teamsters).  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.  We are in the process of negotiating a collective bargaining agreement with the Teamsters covering our fleet service employees.

On March 18, 2010, we announced that we had reached a tentative agreement on a new four-year labor contract with the Transport Workers Union ("TWU") that represents our dispatchers, which agreement our dispatchers ratified on April 20, 2010.

Most of our collective bargaining agreements are currently amendable or become amendable in 2010.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008 and those with our flight attendants and Continental Micronesia, Inc. ("CMI") mechanics became amendable in December 2009.  With respect to our workgroups with amendable contracts, prior to the announcement of the Merger Agreement, we had been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and fair to our employees, and reached new agreements with our dispatchers and the simulator engineers extending through 2013 and 2012, respectively.  In addition to continuing to meet with our flight attendants and mechanics to negotiate amended collective bargaining agreements for those groups, we are also engaging in discussions with several unions to find the best ways to achieve the future integration of the merged employee groups with the least amount of disruption.  We expect to begin discussions with the Air Line Pilots Association International ("ALPA") regarding a joint collective bargaining agreement to cover all pilots in the merged entity in early August.  The integration of Railway Labor Act ("RLA") employee groups is a difficult and sometimes contentious process, and management's role is limited.  The process is governed by federal laws, including the RLA and the McCaskill-Bond Amendment, and must be accomplished in accordance with all applicable collective bargaining agreements and company policies.  We cannot predict the outcome of these processes or of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity will continue.

     Environmental Matters.  We are continuing environmental remediation of jet fuel contamination on and near our aircraft maintenance hangar leasehold in Los Angeles, which began in 2005 under a work plan approved by the Los Angeles Regional Water Quality Control Board (LARWQCB) and our landlord, Los Angeles World Airports.  Additionally, we could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site.  On June 30, 2010, the LARWQCB required us to perform additional investigation of the site in connection with our closure plan.  If necessary, we plan to appeal the imposition of certain additional requirements to the California State Water Quality Control Board.  At June 30, 2010, we had an accrual for estimated costs of environmental remediation throughout our system of $29 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at June 30, 2010.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

Legal Proceedings.  During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court's dismissal of the case.  On December 18, 2009, the plaintiffs' request for rehearing by the Sixth Circuit en banc was denied.  On March 18, 2010, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court, to which the defendants responded on June 16, 2010.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to defend vigorously any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events.  All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  For examples of such risks and uncertainties, please see the risk factors set forth in Part II, Item 1A. "Risk Factors" in this quarterly report, in Part I, Item 1A.  "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Form 10-K") and in our reports and registration statements filed from time to time with the Securities and Exchange Commission ("SEC"), which identify important matters such as risks related to the Merger, the potential for significant volatility in the cost of aircraft fuel,  the consequences of our high leverage and other significant capital commitments, our high labor and pension costs, delays in scheduled aircraft deliveries, service interruptions at one of our hub airports, disruptions to the operations of our regional operators, disruptions in our computer systems, and industry conditions, including continuing weakness in the U.S. and global economies, the airline pricing environment, terrorist attacks, regulatory matters, excessive taxation, industry consolidation and airline alliances, the availability and cost of insurance, public health threats and the seasonal nature of the airline business.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2009.  Including our wholly-owned subsidiary CMI and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,200 daily departures.  As of June 30, 2010, we flew to 117 domestic and 126 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

General information about us can be found on our website, continental.com.  Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

We recorded net income of $233 million for the three months ended June 30, 2010, as compared to a net loss of $213 million for the three months ended June 30, 2009.  The improvement in our results reflects higher revenue resulting from improving economic conditions.  Excluding special items, we recorded net income of $257 million for the three months ended June 30, 2010, compared to a loss of $169 million for the three months ended June 30, 2009.  Net income excluding special items is significant because it provides management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations or are unusual in nature.  A reconciliation of our net income (loss) to the non-GAAP financial measure of net income (loss) excluding special items is provided at the end of this Item.

Second Quarter Financial Highlights

•
Passenger revenue and cargo revenue increased 19.7% and 35.4%, respectively, during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to increasing demand resulting from improving global economic conditions.

•
We recorded operating income of $328 million during the second quarter of 2010 as compared to an operating loss of $154 million in the second quarter of 2009, due primarily to higher passenger revenue.

•	Unrestricted cash, cash equivalents and short-term investments totaled a record $3.5 billion at June 30, 2010.

Second Quarter Operational Highlights

•
Consolidated traffic increased 2.0% and capacity remained essentially flat during the second quarter of 2010 as compared to the second quarter of 2009, resulting in a record second quarter load factor of 84.6%.

•
We recorded a U.S. Department of Transportation ("DOT") on-time arrival rate of 83.1% for Continental mainline flights and a mainline segment completion factor of 99.3% for the second quarter of 2010, compared to a DOT on-time arrival rate of 78.7% and a mainline segment completion factor of 99.6% for the second quarter of 2009.

•	As of June 30, 2010, we had installed flat-bed seats on 11 of our Boeing 777 aircraft and 12 of our Boeing 757-200 aircraft.

•	We completed the installation of winglets on our 757-300 fleet. We now have fuel-saving winglets on our entire narrowbody fleet.

Outlook

We recorded net income of $233 million for the second quarter of 2010, compared to a net loss of $213 million for the second quarter of 2009.  The severe global economic recession significantly diminished the demand for air travel beginning in the fourth quarter of 2008, resulting in a difficult financial environment for U.S. network carriers during 2009.  Although we have seen indications in recent months that the airline industry is experiencing the early stages of a recovery, including strengthening demand and improving revenue, we cannot predict whether demand for air travel will continue to improve or the rate of such improvement.  Worsening economic conditions resulting in diminished demand for air travel or significant increases in fuel prices would impair our ability to achieve and sustain annual profitability.

Set forth below is a discussion of the principal matters that we believe could currently impact our financial and operating performance outlook and cause our results of operations in future periods to differ materially from our historical operating results and/or from our anticipated results of operations described in our forward-looking statements.

The Merger.  On May 2, 2010, Continental, UAL, and Merger Sub entered into the Merger Agreement, providing for a business combination of Continental and UAL.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Continental, with Continental continuing as the surviving corporation and as a wholly-owned subsidiary of UAL.  Upon completion of the Merger, UAL will be the parent company of both Continental and United and UAL's name will be changed to United Continental Holdings, Inc.

We expect the Merger to deliver $1.0 billion to $1.2 billion in net annual synergies by 2013, including between $800 million and $900 million of incremental annual revenues, in large part from expanded customer options resulting from the greater scope and scale of the network, and additional international service enabled by the broader network of the combined carrier.  Expected synergies are in addition to the significant benefits derived from our participation in Star Alliance and expected from the related joint venture relationships.  The combined company is also expected to realize between $200 million and $300 million of net cost synergies on a run-rate basis by 2013.  We expect that we, prior to the Merger, and the combined company, following the Merger, will incur substantial expenses in connection with the Merger.  While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the integration expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate accurately.  These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the Merger and likely will result in the combined company taking significant charges against earnings following the completion of the Merger.  The amount and timing of such charges are uncertain at present.

Under the terms of the Merger Agreement, our stockholders will receive 1.05 shares of UAL common stock for each share of Continental common stock they hold at the effective time of the Merger.  The exchange ratio is fixed and will not be adjusted for changes in the market value of the common stock of Continental or UAL.  The Merger will be accounted for using the acquisition method of accounting with UAL being considered the acquirer of Continental for accounting purposes.  UAL will allocate the purchase price to the fair value of our tangible and intangible assets and liabilities at the acquisition date, with the excess purchase price being recorded as goodwill.  Under the acquisition method of accounting, goodwill is not amortized but is tested for impairment at least annually.  The new basis for our assets and liabilities will also be reflected in our separate-entity financial statements.

The consummation of the Merger is subject to receipt of various regulatory clearances, approval by the stockholders of Continental and UAL and the satisfaction or waiver of other conditions as described in the Merger Agreement, and it is possible that factors outside the control of UAL and Continental could result in the Merger being completed at an earlier time, a later time or not at all.  As part of the HSR review process, the DOJ issued Second Requests to Continental and UAL on June 7, 2010.  This is a standard part of the HSR review process and was part of our planning from the outset.  Continental and UAL are working to comply with the Second Requests and have agreed to provide the DOJ with additional time to complete the HSR review process.  As stated previously, Continental and UAL expect the closing of the Merger to occur in the fourth quarter of 2010.  See Part II, Item 1A.  "Risk Factors" in this quarterly report for a discussion of the risks related to the Merger.

Economic Conditions.  The severe economic recession in the U.S. and global economies had a significant negative impact on the demand for air carrier services beginning in the fourth quarter of 2008.  The decline in demand for air travel in 2008 and 2009 disproportionately reduced the volume of high-yield traffic, as many business travelers either curtailed their travel or purchased lower yield economy tickets.  Although recent improvements in corporate bookings and revenue trends suggest that the airline industry is experiencing the early stages of a recovery, we cannot predict whether demand for air travel will continue to improve or the rate of such improvement.  If global economic conditions worsen, resulting in renewed demand weakness and reduced revenue, we may be unable to offset the reduced revenue fully through cost and capacity reductions or other measures.

In addition to its effect on demand for our services, the global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that was obtainable.  Although access to the capital markets has subsequently improved, if economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.

Fuel Costs.  Our average consolidated (mainline and regional) jet fuel price per gallon including related taxes increased to $2.26 in the second quarter of 2010 from $2.07 in the second quarter of 2009.  Although fuel prices have been relatively stable in recent weeks, if fuel prices were to rise significantly from current levels, we may be unable to raise fares or other fees sufficiently to offset fully our increased costs.

In an effort to address the risk of rising fuel prices, we routinely hedge a portion of our fuel requirements.  However, a precipitous decline in crude oil prices, as experienced during late 2008 and early 2009, may result in significant costs to us in cases where our hedging arrangements obligate us to make payments to the counterparties to the extent that the price of crude falls below the applicable agreed-upon amounts.  As of June 30, 2010, we have hedged 46% of our expected fuel requirements for the remainder of 2010 and 14% of our expected fuel requirements for the first quarter of 2011.

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

Revenue-Generating and Cost Saving Measures.  We are implementing a number of measures to achieve sustained profitability.  During the first six months of 2010 we began to offer customers the option of purchasing premium seat assignments for unreserved economy-class seats with extra legroom and we announced that we will begin to offer food for purchase in the economy cabin on select flights to U.S., Canadian and Latin American destinations.

Going forward, we intend to offer for purchase additional products and services relating to air travel that will permit customers to select product offerings that they wish to consume and pay for, and decline other product offerings that they do not wish to consume or pay for.  Some of the new product and service offerings will represent enhanced choice among various attributes of our current product, and others will represent new product or service offerings.  The revenue that we derive from these products and services, which is generally referred to as ancillary revenue, typically has higher margins than that of our core product and is an important element of our strategy to sustain profitability.

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

During the first six months of 2010, we eliminated approximately 575 reservation positions due to a continued decline in the number of customers calling our reservation center.

Capacity.  We expect only modest capacity growth for 2010, with our consolidated and mainline capacity to increase between 0.5% and 1.5%, with mainline domestic capacity down 0.5% to 1.5% and mainline international capacity increasing between 1.5% and 2.5%.  The international increase is primarily due to the run-rate of international routes added in 2009 and the restoration of our full schedule to Mexico following our capacity reductions in 2009 related to the H1N1 virus.

Our future ability to grow our capacity could be adversely impacted by manufacturer delays in aircraft deliveries.  Due to issues arising out of the governmental certification process used by the manufacturer of the coach seats on the Boeing 777 aircraft and the coach and first class seats on the Boeing 737 aircraft scheduled for delivery this year, we have incurred delays for most of the aircraft scheduled for delivery in 2010.  We expect to take delivery of two Boeing 777 aircraft and nine Boeing 737 aircraft by the end of August 2010.  We currently expect the first of our 25 Boeing 787 aircraft to be delivered in the second half of 2011.

Star Alliance.  On October 27, 2009, we joined Star Alliance and implemented code-sharing and reciprocity of frequent flier programs, elite customer recognition and airport lounge use with United, Lufthansa, Air Canada and other Star Alliance members.

On July 10, 2009, the DOT approved our application to join United and a group of eight other carriers within Star Alliance that already hold antitrust immunity.  Additionally, we, United, Lufthansa and Air Canada have received final DOT approval to establish a trans-Atlantic joint venture to create a more efficient and comprehensive trans-Atlantic network, offering customers more service, scheduling and pricing options.  As part of the trans-Atlantic joint venture, we are in negotiations to implement a revenue-sharing structure amongst the joint venture participants.  As currently contemplated, the revenue sharing structure would result in payments between participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period or "baseline," which is reset annually.  The payments would be calculated on a quarterly basis and subject to a cap.  Assuming that revenue sharing is implemented and that the revenue sharing formula is applied retroactive to January 1, 2010, as currently contemplated, we estimate that our liability for revenue sharing payments to joint venture carriers that we have relatively outperformed would be approximately $40 million for the six months ended June 30, 2010.  This estimate of our revenue sharing obligation for the first six months of 2010 is not indicative of our expectations for the full year, as we currently expect our net obligation for 2010 to be substantially less than this amount.  In addition, the estimated revenue sharing payment for the year is substantially less than the additional passenger revenue we receive from the joint marketing, scheduling and pricing efforts of the joint venture.  Future results will also be impacted by the current year results, which will serve as the baseline in future years for calculating relative performance in the revenue sharing formula.

On December 23, 2009, we, United and ANA filed an application with the DOT for antitrust immunity to enable the three carriers to establish a trans-Pacific joint venture, offering similar benefits to our trans-Pacific customers.

The full implementation of some of the arrangements relating to Star Alliance requires the approval of domestic and foreign regulatory agencies.  These agencies may deny us necessary approvals, delay certain approvals or, in connection with granting any such approvals, impose requirements, limitations or costs on us or on other Star Alliance members, or require us or them to divest slots, gates, routes or other assets.  In certain cases, such actions could prevent us from consummating the transactions contemplated by our alliance agreements, or diminish their value to us.

Labor Costs.  Our ability to achieve and sustain profitability also depends on continuing our efforts to implement and maintain a more competitive cost structure.  On February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the Teamsters.  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.  We are in the process of negotiating a collective bargaining agreement with the Teamsters covering our fleet service employees.

On March 18, 2010, we announced that we had reached a tentative agreement on a new four-year labor contract with the TWU that represents our dispatchers, which agreement our dispatchers ratified on April 20, 2010.

Most of our collective bargaining agreements are currently amendable or become amendable in 2010.  The collective bargaining agreements with our pilots, mechanics and certain other work groups became amendable in December 2008 and those with our flight attendants and CMI mechanics became amendable in December 2009.  With respect to our workgroups with amendable contracts, prior to the announcement of the Merger Agreement, we had been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and fair to our employees, and reached new agreements with our dispatchers and the simulator engineers extending through 2013 and 2012, respectively.  In addition to continuing to meet with our flight attendants and mechanics to negotiate amended collective bargaining agreements for those groups, we are also engaging in discussions with several unions to find the best ways to achieve the future integration of the merged employee groups with the least amount of disruption, and expect to begin discussions with ALPA regarding a joint collective bargaining agreement to cover all pilots in the merged entity in early August.  The integration of Railway Labor Act ("RLA") employee groups is a difficult and sometimes contentious process, and management's role is limited.  The process is governed by federal laws, including the RLA and the McCaskill-Bond Amendment, and must be accomplished in accordance with all applicable collective bargaining agreements and company policies.  Negotiations often take considerable time.  For example, we began negotiating with our pilots' union in February 2007, and we received their first economic proposal in December 2009.  We cannot predict the outcome of these processes or of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity can continue.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2010 as compared to the corresponding period in 2009.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the three months ended June 30 is as follows:

	2010	2009	% Increase (Decrease)

Passengers (thousands) (1)	16,300	16,348	(0.3)%
Revenue passenger miles (millions) (2)	23,631	23,166	2.0%
Available seat miles (millions) (3)	27,941	28,007	(0.2)%
Passenger load factor (4)	84.6%	82.7%	1.9	pts.
Passenger revenue per available seat mile (cents)	11.85	9.88	19.9%
Total revenue per available seat mile (cents)	13.27	11.16	18.9%
Average yield per revenue passenger mile (cents) (5)	14.01	11.94	17.3%
Cost per available seat miles ("CASM") (cents)	12.10	11.71	3.3%
CASM excluding special charges, merger-related costs and aircraft fuel and related taxes (cents) (6)	8.54	8.37	2.0%
Average price per gallon of fuel, including fuel taxes	$2.26	$2.07	9.2%
Fuel gallons consumed (millions)	428	430	(0.5)%
Average full-time equivalent employees	38,800	40,250	(3.6)%
____________________

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.
(6)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

Results of Operations.  We recorded net income of $233 million in the second quarter of 2010 as compared to a net loss of $213 million in the second quarter of 2009.  We consider a key measure of our performance to be operating income (loss), which was income of $328 million for the second quarter of 2010, as compared to a loss of $154 million for the second quarter of 2009.  Significant components of our consolidated operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,708	$3,126	$582	18.6%
Operating Expenses	3,380	3,280	100	3.0
Operating Income (Loss)	328	(154)	482	NM
Nonoperating Income (Expense)	(95)	(59)	36	61.0%
Net Income (Loss)	$233	$(213)	$446	NM%

NM = Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the quarter ended June 30, 2010 and period to period comparisons for operating revenue, available seat miles ("ASMs") and passenger revenue per available seat mile ("RASM") by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in Second Quarter 2010 vs Second Quarter 2009
	(in millions)	Revenue	ASMs		RASM

Passenger revenue:
Domestic	$1,295	11.0%	(1.7)%		12.8%
Trans-Atlantic	710	23.2%	(5.9)%		30.8%
Latin America	412	19.8%	10.4%		8.5%
Pacific	296	39.7%	2.2%		36.7%
Total Mainline	2,713	18.0%	(0.7	) %	18.8%

Regional	598	28.1%	3.4%		23.8%

Total	3,311	19.7%	(0.2)%		19.9%

Cargo	111	35.4%
Other	286	3.2%

Operating Revenue	$3,708	18.6%

Passenger revenue increased in the second quarter of 2010 as compared to the second quarter of 2009 due to increased traffic and higher RASM.  The increased revenue is a result of the improving economic conditions in the U.S. and globally.  We estimate that our revenue for the second quarter of 2010 was reduced by approximately $25 million due to our cancellation of hundreds of trans-Atlantic flights in response to ash from a volcanic eruption in Iceland.

Cargo revenue increased due to increased freight volume.  Other revenue increased due to higher fees for checking bags.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended June 30 (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$968	$891	$77	8.6%
Wages, salaries and related costs	822	799	23	2.9%
Aircraft rentals	230	235	(5)	(2.1)%
Landing fees and other rentals	215	216	(1)	(0.5)%
Regional capacity purchase	211	217	(6)	(2.8)%
Distribution costs	190	150	40	26.7%
Maintenance, materials and repairs	136	161	(25)	(15.5)%
Depreciation and amortization	122	118	4	3.4%
Passenger services	100	96	4	4.2%
Special charges	6	44	(38)	NM
Merger-related costs	18	-	18	NM
Other	362	353	9	2.5%
Total	$3,380	$3,280	$100	3.0%

Operating expenses increased 3.0% primarily due to the following:

•
Aircraft fuel and related taxes increased due to a 9.2% increase in consolidated jet fuel prices, partially offset by a decrease in gallons consumed.  Our average jet fuel price per gallon including related taxes increased to $2.26 in the second quarter of 2010 from $2.07 in the second quarter of 2009.  Our average jet fuel price includes costs related to our fuel hedging program of $0.02 per gallon in the second quarter of 2010, compared to costs of $0.49 per gallon in the second quarter of 2009.

•
Wages, salaries and related costs increased primarily due to $18 million of profit sharing expense in the second quarter of 2010 and increased wage rates due to additional seniority of work groups.  The increases were partially offset by a 3.6% reduction in the average number of full time equivalent employees and $9 million lower pension expense in the second quarter of 2010.

•	Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in 2009 and the first half of 2010.

•
Regional capacity purchase includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  Capacity purchase expenses decreased due to capacity reductions.

•	Distribution costs increased due to higher credit card discount fees, booking fees and travel agency commissions, all of which resulted from increased passenger revenue.

•	Maintenance, materials and repairs decreased primarily due to the timing of maintenance events and savings from renegotiated rates on certain contracts.

•	Special charges and merger-related costs. See Note 10 to our consolidated financial statements contained in Item 1 of this report for a discussion of the special charges and merger-related costs.

•
Other operating expenses increased due to higher frequent flyer reward expenses in 2010, partially offset by a $10 million credit related to the refund of a portion of Transportation Security Administration security fees from 2005 through 2010.  Additionally, 2009 expenses were reduced by the receipt of insurance settlements related to Hurricane Ike.

Nonoperating Income (Expense).  Foreign currency losses in the second quarter of 2010 were $10 million, compared to gains of $7 million in the second quarter of 2009.  Additionally, losses related to fuel hedge ineffectiveness were $2 million for the second quarter of 2010 compared to gains of $8 million in the second quarter of 2009.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the second quarter of 2009 were not reduced by any tax benefit.  No federal income tax expense was recognized in the second quarter of 2010 related to our pre-tax income due to the utilization of book NOLs for which no benefit had previously been recognized.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 78 or fewer seats.  As of June 30, 2010, flights in our regional segment were operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations and catering.

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

Statistical Information.  Certain statistical information for our segments' operations for the three months ended June 30 is as follows:

			Increase
	2010	2009	(Decrease)

Mainline Operations:
Passengers (thousands)	11,611	11,876	(2.2)%
Revenue passenger miles (millions)	21,075	20,772	1.5%
Available seat miles (millions)	24,793	24,963	(0.7)%
Cargo ton miles (millions)	285	219	30.1%
Passenger load factor:
Mainline	85.0%	83.2%	1.8	pts.
Domestic	86.6%	86.4%	0.2	pts.
International	83.5%	80.2%	3.3	pts.

Passenger revenue per available seat mile (cents)	10.94	9.21	18.8%
Total revenue per available seat mile (cents)	12.50	10.59	18.0%
Average yield per revenue passenger mile (cents)	12.87	11.07	16.3%
Average fare per revenue passenger	$236.24	$195.82	20.6%

CASM (cents)	11.27	10.85	3.9%
CASM excluding special charges, merger-related costs and aircraft fuel and related taxes (cents) (1)	7.94	7.69	3.3%

Average price per gallon of fuel, including fuel taxes	$2.26	$2.08	8.7%
Fuel gallons consumed (millions)	354	358	(1.1)%

Aircraft in fleet at end of period (2)	337	351	(4.0)%
Average length of aircraft flight (miles)	1,625	1,551	4.8%
Average daily utilization of each aircraft (hours)	10:49	10:46	0.6%

Regional Operations:
Passengers (thousands)	4,689	4,472	4.9%
Revenue passenger miles (millions)	2,556	2,394	6.8%
Available seat miles (millions)	3,148	3,044	3.4%
Passenger load factor	81.2%	78.7%	2.5	pts.
Passenger revenue per available seat mile (cents)	19.00	15.35	23.8%
Average yield per revenue passenger mile (cents)	23.40	19.51	19.9%
Aircraft in fleet at end of period (2)	251	266	(5.6)%
________________________

(1)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

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

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,100	$2,644	$456	17.2%

Operating Expenses:
Aircraft fuel and related taxes	800	743	57	7.7%
Wages, salaries and related costs	779	757	22	2.9%
Aircraft rentals	153	157	(4)	(2.5)%
Landing fees and other rentals	188	189	(1)	(0.5)%
Distribution costs	163	128	35	27.3%
Maintenance, materials and repairs	136	161	(25)	(15.5)%
Depreciation and amortization	119	115	4	3.5%
Passenger services	93	89	4	4.5%
Special charges	8	44	(36)	NM
Merger-related costs	18	-	18	NM
Other	337	325	12	3.7%
Total Operating Expenses	2,794	2,708	86	3.2%

Operating Income (Loss)	$306	$(64)	$370	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the three months ended June 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$608	$482	$126	26.1%

Operating Expenses:
Aircraft fuel and related taxes	168	148	20	13.5%
Wages, salaries and related costs	43	42	1	2.4%
Aircraft rentals	77	78	(1)	(1.3)%
Landing fees and other rentals	27	27	-	-
Regional capacity purchase	211	217	(6)	(2.8)%
Distribution costs	27	22	5	22.7%
Depreciation and amortization	3	3	-	-
Passenger services	7	7	-	-
Special charges	(2)	-	(2)	NM
Other	25	28	(3)	(10.7)%
Total Operating Expenses	586	572	14	2.4%

Operating Income (Loss)	$22	$(90)	$112	NM

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

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the six months ended June 30 is as follows:

	2010	2009	% Increase (Decrease)

Passengers (thousands)	30,835	30,756	0.3%
Revenue passenger miles (millions)	44,550	42,956	3.7%
Available seat miles (millions)	54,257	54,331	(0.1)%
Passenger load factor	82.1%	79.1%	3.0	pts.
Passenger revenue per available seat mile (cents)	11.27	9.91	13.7%
Total revenue per available seat mile (cents)	12.67	11.20	13.1%
Average yield per revenue passenger mile (cents)	13.72	12.53	9.5%
CASM (cents)	12.16	11.59	4.9%
CASM excluding special charges, merger-related costs and aircraft fuel and related taxes (1)	8.74	8.51	2.7%
Average price per gallon of fuel, including fuel taxes	$2.21	$1.95	13.3%
Fuel gallons consumed (millions)	826	833	(0.8)%
Average full-time equivalent employees	39,085	40,285	(3.0)%

(1)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

Results of Operations.  We recorded net income of $87 million in the first six months of 2010 as compared to a $349 million net loss in the first six months of 2009.  We consider a key measure of our performance to be operating income (loss), which was income of $278 million for the first six months of 2010, as compared to a $208 million loss in the first six months of 2009.  Significant components of our consolidated operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$6,877	$6,087	$790	13.0%
Operating Expenses	6,599	6,295	304	4.8%
Operating Income (Loss)	278	(208)	486	NM
Nonoperating Income (Expense)	(190)	(141)	49	34.8%
Income Taxes	(1)	-	1	NM
Net Income (Loss)	$87	$(349)	$436	NM

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the six months ended June 30, 2009 and period to period comparisons for operating revenue, ASMs and RASM by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in June 30 2010 YTD vs June 30 2009 YTD
	(in millions)	Revenue	ASMs	RASM

Passenger revenue:
Domestic	$2,399	7.2%	(1.7)%	9.0%
Trans-Atlantic	1,230	17.0%	(5.6)%	23.9%
Latin America	851	11.3%	7.7%	3.4%
Pacific	554	25.0%	8.4%	15.3%
Total Mainline	5,034	11.9%	(0.3)%	12.2%

Regional	1,080	21.9%	0.9%	20.6%

Total	6,114	13.6%	(0.1)%	13.7%

Cargo	213	27.5%
Other	550	2.6%

Operating Revenue	$6,877	13.0%

Passenger revenue increased in the first six months of 2010 as compared to the first six months of 2009 due to increased traffic and higher RASM.  The increased revenue is a result of the improving economic conditions in the U.S. and globally.

Cargo revenue increased due to increased freight volume.  Other revenue increased due to higher fees for checking bags.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the six months ended June 30 (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$1,822	$1,626	$196	12.1%
Wages, salaries and related costs	1,618	1,564	54	3.5%
Aircraft rentals	459	472	(13)	(2.8)%
Landing fees and other rentals	428	425	3	0.7%
Regional capacity purchase	413	431	(18)	(4.2)%
Distribution costs	361	307	54	17.6%
Maintenance, materials and repairs	283	314	(31)	(9.9)%
Depreciation and amortization	256	229	27	11.8%
Passenger services	193	183	10	5.5%
Special charges	16	48	(32)	NM
Merger-related costs	18	-	18	NM
Other	732	696	36	5.2%
Total	$6,599	$6,295	$304	4.8%

Operating expenses increased 4.8% primarily due to the following:

•
Aircraft fuel and related taxes increased due to a 13.3% increase in consolidated jet fuel prices, partially offset by a decrease in gallons consumed.  Our average jet fuel price per gallon including related taxes increased to $2.21 in the first half of 2010 from $1.95 in the first half of 2009.  Our average jet fuel price includes costs related to our fuel hedging program of $0.01 per gallon in the first half of 2010, compared to costs of $0.42 per gallon in the first half of 2009.

•
Wages, salaries and related costs increased primarily due to higher variable compensation and $18 million of profit sharing expense in 2010 and increased wage rates due to additional seniority of work groups.  These increases were partially offset by a 3.0% reduction in the average number of full time equivalent employees and $19 million lower pension expense in the first half of 2010.  We recorded a $24 million net credit in stock-based compensation expense in the first six months of 2009, primarily related to a declining stock price on which our profit based RSU awards are based.

•	Aircraft rentals decreased due to the retirement of leased Boeing 737 aircraft in 2009 and the first half of 2010.

•
Regional capacity purchase includes expenses related to our capacity purchase agreements.  Our most significant capacity purchase agreement is with ExpressJet.  We also have agreements with Chautauqua, Colgan and CommutAir.  Capacity purchase expenses decreased due to capacity reductions.

•	Distribution costs increased due to higher credit card discount fees, booking fees and travel agency commissions, all of which resulted from increased passenger revenue.

•	Maintenance, materials and repairs decreased primarily due to the timing of maintenance events and savings from renegotiated rates on certain contracts.

•
Depreciation and amortization expense increased in 2010 due to higher capitalizable project costs and increased deprecation from new aircraft placed in service during 2009.  In addition, we recorded $11 million of depreciation expense during the six months ended June 30, 2010 that relates to prior periods.

•	Special charges and merger-related costs. See Note 10 to our consolidated financial statements contained in Item 1 of this report for a discussion of the special charges and merger-related costs.

•
Other operating expenses increased due to higher frequent flyer reward expenses in 2010 and the receipt in 2009 of insurance settlements related to Hurricane Ike, which reduced other operating expenses in 2009.  These increases in 2010 expense were partially offset by a $10 million credit related to the refund of a portion of Transportation Security Administration security fees from 2005 through 2010.

Nonoperating Income (Expense).  Foreign currency losses in the first half of 2010 were $22 million, compared to gains of $8 million in the first half of 2009.  A portion of the 2010 loss related to the Venezuelan currency devaluation in the first quarter of 2010.  Additionally, losses related to fuel hedge ineffectiveness were $2 million for the first half of 2010 compared to gains of $6 million in the first half of 2009.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to the following:  changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the first six months of 2009 were not reduced by any tax benefit.  No federal income tax expense was recognized in the first six months of 2010 related to our pre-tax income due to the utilization of book NOLs for which no benefit had previously been recognized.

Segment Results of Operations

Statistical Information.  Certain statistical information for our segments' operations for the six months ended June 30 is as follows:

			Increase
	2010	2009	(Decrease)

Mainline Operations:
Passengers (thousands)	22,173	22,438	(1.2)%
Revenue passenger miles (millions)	39,802	38,462	3.5%
Available seat miles (millions)	48,186	48,316	(0.3)%
Cargo ton miles (millions)	547	420	30.2%
Passenger load factor:
Mainline	82.6%	79.6%	3.0	pts.
Domestic	84.2%	83.2%	1.0	pts.
International	81.1%	76.2%	4.9	pts.

Passenger revenue per available seat mile (cents)	10.45	9.31	12.2%
Total revenue per available seat mile (cents)	11.99	10.71	12.0%
Average yield per revenue passenger mile (cents)	12.65	11.69	8.2%
Average fare per revenue passenger	$229.36	$202.48	13.3%

CASM (cents)	11.31	10.71	5.6%
CASM excluding special charges, merger-related costs, and aircraft fuel and related taxes (cents) (1)	8.11	7.81	3.8%

Average price per gallon of fuel, including fuel taxes	$2.20	$1.96	12.2%
Fuel gallons consumed (millions)	684	692	(1.2)%

Aircraft in fleet at end of period (2)	337	351	(4.0)%
Average length of aircraft flight (miles)	1,608	1,527	5.3%
Average daily utilization of each aircraft (hours)	10:42	10:34	1.2%

Regional Operations:
Passengers (thousands)	8,662	8,318	4.1%
Revenue passenger miles (millions)	4,748	4,494	5.7%
Available seat miles (millions)	6,071	6,015	0.9%
Passenger load factor	78.2%	74.7%	3.5	pts.
Passenger revenue per available seat mile (cents)	17.78	14.74	20.6%
Average yield per revenue passenger mile (cents)	22.73	19.72	15.3%
Aircraft in fleet at end of period (2)	251	266	(5.6)%
________________________

(1)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

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

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$5,777	$5,173	$604	11.7%

Operating Expenses:
Aircraft fuel and related taxes	1,507	1,353	154	11.4%
Wages, salaries and related costs	1,533	1,480	53	3.6%
Aircraft rentals	305	315	(10)	(3.2)%
Landing fees and other rentals	374	373	1	0.3%
Distribution costs	310	263	47	17.9%
Maintenance, materials and repairs	283	314	(31)	(9.9)%
Depreciation and amortization	250	223	27	12.1%
Passenger services	179	171	8	4.7%
Special charges	16	48	(32)	NM
Merger-related costs	18	-	18	NM
Other	673	633	40	6.3%
Total Operating Expenses	5,448	5,173	275	5.3%

Operating Income	$329	$-	$329	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the six months ended June 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$1,100	$914	$186	20.4%

Operating Expenses:
Aircraft fuel and related taxes	315	273	42	15.4%
Wages, salaries and related costs	85	84	1	1.2%
Aircraft rentals	154	157	(3)	(1.9)%
Landing fees and other rentals	54	52	2	3.8%
Regional capacity purchase	413	431	(18)	(4.2)%
Distribution costs	51	44	7	15.9%
Depreciation and amortization	6	6	-	-
Passenger services	14	12	2	16.7%
Other	59	63	(4)	(6.3)%
Total Operating Expenses	1,151	1,122	29	2.6%

Operating Loss	$(51)	$(208)	$(157)	(75.5)%

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of June 30, 2010, we had $3.5 billion in unrestricted cash, cash equivalents and short-term investments, which is $648 million higher than at December 31, 2009.  At June 30, 2010, we also had $167 million of restricted cash and cash equivalents, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At June 30, 2010, we had approximately $6.1 billion of debt and capital lease obligations, including $1.1 billion that will come due in the next 12 months.  In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

We do not currently have any undrawn lines of credit or revolving credit facilities and most of our otherwise readily financeable assets are encumbered.  The global economic recession severely disrupted the global capital markets, resulting in a diminished availability of financing and higher cost for financing that was obtainable.  Although access to the capital markets has subsequently improved, if  economic conditions again worsen or these markets experience further disruptions, we may be unable to obtain financing on acceptable terms (or at all) to refinance certain maturing debt we would normally expect to refinance and to satisfy future capital commitments.  We must sustain profitability and/or access the capital markets to meet our significant long-term debt and capital lease obligations and future commitments for capital expenditures, including the acquisition of aircraft and related spare engines.

Sources and Uses of Cash

Operating Activities.  Cash flows provided by operations for the six months ended June 30, 2010 were $1.0 billion compared to $359 million in the same period in 2009.  The increase in cash flows provided by operations in 2010 compared to 2009 is primarily the result of an increase in operating income and higher advance ticket sales in 2010.

Investing Activities.  Cash flows (used in) provided by investing activities for the six months ended June 30 were as follows (in millions):

	2010	2009	Cash Increase (Decrease)

Capital expenditures	$(148)	$(147)	$(1)
Aircraft purchase deposits (paid) refunded, net	(84)	17	(101)
Proceeds from sales (purchases) of short-term investments, net	(124)	233	(357)
Proceeds from sales of property and equipment	25	7	18
Decrease (increase) in restricted cash and cash equivalents	(3)	23	(26)
Other	-	(2)	2
Total	$(334)	$131	$(465)

              We paid net aircraft purchase deposits in the first half of 2010 related to future deliveries.  During the first half of 2009, we received net purchase deposit refunds related to deliveries during the first half of 2009.

The purchase of short-term investments in the first half of 2010 reflects the investment of our higher cash balances.

We sold two Boeing 737-500 aircraft to a foreign buyer in the first half of 2010 for cash proceeds of $19 million (in addition to deposits received in 2008 on these aircraft).

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of June 30, 2010, we had firm commitments to purchase 86 new Boeing aircraft scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $5.1 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 98 additional Boeing aircraft as of June 30, 2010.

Projected net capital expenditures for 2010 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$295
Non-fleet	110
Net capital expenditures	405
Aircraft purchase deposits, net	(10)
Projected net capital expenditures	$395

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

Financing Activities.  Cash flows used in financing activities for the six months ended June 30 were as follows (in millions):

	2010	2009	Cash Increase (Decrease)

Payments on long-term debt and capital lease obligations	$(411)	$(169)	$(242)
Proceeds from issuance of long-term debt, net	225	30	195
Proceeds from issuance of common stock purchase to stock plans	20	5	15
Total	$(166)	$(134)	$(32)

Cash flows used in financing activities decreased due to higher debt issuances in the first half of 2010, partially offset by higher debt payments.

On December 30, 2009, we entered into an amendment of our Debit Card Marketing Agreement with JPMorgan Chase Bank, N.A. ("JP Morgan Chase") under which JP Morgan Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded debit card issued by JP Morgan Chase.  We received a payment of $40 million in January 2010 for the advance purchase of frequent flyer mileage credits beginning January 1, 2016, or earlier in certain circumstances.  The purchase of mileage credits has been treated as a loan from JP Morgan Chase with an implicit interest rate of 5.5% and is reported as long-term debt in our consolidated balance sheet.

In November 2009, we obtained financing for eight currently-owned Boeing aircraft, nine new Boeing 737-800 aircraft and two new Boeing 777 aircraft.  We applied a portion of this financing to refinance eight Boeing aircraft during the first half of 2010 and recorded related debt of $179 million.  The remaining aircraft are expected to be refinanced or delivered, as applicable, by August 31, 2010.  In connection with this financing, enhanced equipment trusts raised $644 million through the issuance of two classes of enhanced equipment trust certificates.  Class A certificates, with an aggregate principal amount of $528 million, bear interest at 7.25% and Class B certificates, with an aggregate principal amount of $117 million, bear interest at 9.25%.  The proceeds from the sale of the certificates are initially being held by a depositary in escrow for the benefit of the certificate holders until we issue equipment notes to the trust, which will purchase such notes with a portion of the escrowed funds.  These escrowed funds are not guaranteed by us and are not reported as debt on our consolidated balance sheet because the proceeds held by the depositary are not our assets.  Any unused proceeds will be distributed directly to the certificate holders.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in November 2010 and will end in November 2019 for Class A certificates and in May 2017 for Class B certificates.

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

Investment in student loan-related auction rate securities	Note 6
Fuel hedges	Note 7
Pension obligations	Note 9
Guarantees and indemnifications, credit card processing agreements, credit ratings and environmental liabilities	Note 13

Reconciliation of GAAP to non-GAAP Financial Measures

Non-GAAP financial measures are presented because they provide management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations.  A reconciliation of net loss to the non-GAAP financial measure of net loss excluding special items is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) – GAAP	$233	$(213)	$87	$(349)
Special charges:
Aircraft-related charges, net	-	43	6	47
Severance and other	6	1	10	1
Merger-related costs	18	-	18	-
Net income (loss) excluding special items – non-GAAP	$257	$(169)	$121	$(301)

CASM is a common metric used in the airline industry to measure an airline's cost structure and efficiency.  CASM trends can be distorted by items that are not central to our ongoing operations.  Additionally, both the cost and availability of fuel are subject to many economic and political factors beyond our control.  CASM excluding special charges, merger-related costs and aircraft fuel and related taxes provides management and investors the ability to measure our cost performance absent special items and fuel price volatility.  A reconciliation of GAAP operating expenses used to determine CASM to the non-GAAP operating expenses used to determine CASM excluding special charges, merger-related costs and aircraft fuel and related taxes is as follows (in millions, except CASM amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Mainline cost per available seat mile excluding special charges and aircraft fuel and related taxes:
Operating Expenses – GAAP	$2,794	$2,708	$5,448	$5,173
Special charges:
Aircraft-related charges, net	-	43	6	47
Severance and other	8	1	10	1
Merger-related costs	18	-	18	-
Aircraft fuel and related taxes	800	743	1,507	1,353
Operating expenses excluding above items – non-GAAP	$1,968	$1,921	$3,907	$3,772

Available seat miles – mainline	24,793	24,963	48,186	48,316

CASM – GAAP (cents)	11.27	10.85	11.31	10.71
CASM excluding special charges, merger-related costs and aircraft fuel and related taxes – non-GAAP (cents)	7.94	7.69	8.11	7.81

Consolidated cost per available seat mile excluding special charges and aircraft fuel and related taxes:
Operating Expenses – GAAP	$3,380	$3,280	$6,599	$6,295
Special charges:
Aircraft-related charges, net	-	43	6	47
Severance and other	6	1	10	1
Merger-related costs	18	-	18	-
Aircraft fuel and related taxes	968	891	1,822	1,626
Operating expenses excluding above items – non-GAAP	$2,388	$2,345	$4,743	$4,621

Available seat miles – consolidated	27,941	28,007	54,257	54,331

CASM – GAAP (cents)	12.10	11.71	12.16	11.59
CASM excluding special charges, merger-related costs and aircraft fuel and related taxes – non-GAAP (cents)	8.54	8.37	8.74	8.51

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2009 Form 10-K except as follows:

Aircraft Fuel.  As of June 30, 2010, our projected consolidated fuel requirements for the remainder of 2010 and the first quarter of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average price (per gallon)	% of Expected Consumption	Weighted Average price (per gallon)

Remainder of 2010
WTI crude oil swaps	19%	$1.87	19%	$1.87
Jet fuel swaps	2	2.26	2	2.26
WTI crude oil call options	22	2.25	N/A	N/A
WTI crude oil collars	3	2.38	3	1.73
Total	46%		24%

First Quarter of 2011
WTI crude oil swaps	5%	$1.76	5%	$1.76
WTI crude oil call options	6	2.31	N/A	N/A
WTI crude oil collars	3	2.38	3	1.67
Total	14%		8%

At June 30, 2010, our fuel derivatives were in a net liability position of $3 million.  Our fuel derivatives are reported at fair value in either prepayments and other current assets or accrued other current liabilities in our consolidated balance sheet, depending on whether the individual contracts are in an asset or liability position.  We estimate that a 10% decrease in the price of crude oil at June 30, 2010 would increase our net obligation related to the fuel derivatives outstanding at that date by approximately $43 million.

Foreign Currency.  At June 30, 2010, we had forward contracts outstanding to hedge the following cash inflows, primarily from passenger ticket sales, in foreign currencies:

•	21% of our projected Japanese yen-denominated cash inflows through the third quarter of 2011
•	5% of our projected Canadian dollar-denominated cash inflows through the fourth quarter of 2010

At June 30, 2010, the fair value of our foreign currency hedges was included in prepayments and other current assets in our consolidated balance sheet and was not material.  We estimate that a uniform 10% strengthening in the value of the U.S. dollar relative to each foreign currency would have the following impact on our existing forward contracts:

	Increase in Fair Value	Increase in Underlying Exposure	Resulting Net Loss

Japanese Yen	$9	$(42)	$(33)
Canadian dollars	1	(13)	(12)

Item 4.  Controls and Procedures.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

During the period between 1997 and 2001, we reduced or capped the base commissions that we paid to domestic travel agents, and in 2002 we eliminated those base commissions.  These actions were similar to those also taken by other air carriers.  We are a defendant, along with several other air carriers, in two lawsuits brought by travel agencies that purportedly opted out of a prior class action entitled Sarah Futch Hall d/b/a/ Travel Specialists v. United Air Lines, et al. (U.S.D.C., Eastern District of North Carolina), filed on June 21, 2000, in which the defendant airlines prevailed on summary judgment that was upheld on appeal.  These similar suits against Continental and other major carriers allege violations of antitrust laws in reducing and ultimately eliminating the base commissions formerly paid to travel agents and seek unspecified money damages and certain injunctive relief under the Clayton Act and the Sherman Anti-Trust Act.  The pending cases, which involve a total of 90 travel agency plaintiffs, are Tam Travel, Inc. v. Delta Air Lines, Inc., et al. (U.S.D.C., Northern District of California), filed on April 9, 2003 and Swope Travel Agency, et al. v. Orbitz LLC et al. (U.S.D.C., Eastern District of Texas), filed on June 5, 2003.  By order dated November 10, 2003, these actions were transferred and consolidated for pretrial purposes by the Judicial Panel on Multidistrict Litigation to the Northern District of Ohio.  On October 29, 2007, the judge for the consolidated lawsuit dismissed the case for failure to meet the heightened pleading standards established earlier in 2007 by the U.S. Supreme Court's decision in Bell Atlantic Corp. v. Twombly.  On October 2, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court's dismissal of the case.  On December 18, 2009, the plaintiffs' request for rehearing by the Sixth Circuit en banc was denied.  On March 18, 2010, the plaintiffs filed a Petition for a Writ of Certiorari with the U.S. Supreme Court, to which the defendants responded on June 16, 2010.  The plaintiffs in the Swope lawsuit, encompassing 43 travel agencies, have also alleged that certain claims raised in their lawsuit were not, in fact, dismissed.  The trial court has not yet ruled on that issue.  In the consolidated lawsuit, we believe the plaintiffs' claims are without merit, and we intend to vigorously defend any appeal.  Nevertheless, a final adverse court decision awarding substantial money damages could have a material adverse effect on our results of operations, financial condition or liquidity.

Stockholder Litigation Related to the Merger.  Following our announcement of the Merger Agreement on May 2, 2010, three class action lawsuits were filed against Continental, members of Continental's board of directors and UAL in the Texas District Court for Harris County.  The lawsuits purport to represent a class of Continental stockholders opposed to the terms of the Merger Agreement.  The lawsuits make virtually identical allegations that the consideration to be received by Continental's stockholders in the Merger is inadequate and that the members of Continental's board of directors breached their fiduciary duties, by among other things, approving the Merger at an inadequate price under circumstances involving certain conflicts of interest.  The lawsuits also make virtually identical allegations that Continental and UAL aided and abetted the Continental board of directors in the breach of their fiduciary duties to Continental's stockholders.  Each lawsuit seeks injunctive relief declaring that the Merger Agreement was in breach of the Continental directors' fiduciary duties, enjoining Continental and UAL from proceeding with the Merger unless Continental implements procedures to obtain the highest possible price for its stockholders, directing the Continental board of directors to exercise its fiduciary duties in the best interest of Continental's stockholders and rescinding the Merger Agreement.  All three lawsuits have been consolidated before a single judge and are in preliminary stages of proceedings.  We believe that all three lawsuits are without merit and intend to defend the lawsuits vigorously.

Antitrust Litigation Related to the Merger.  On June 29, 2010, several purported current and future purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental, as well as UAL and United, in connection with the Merger.  The plaintiffs allege, among other things, that Continental and UAL are substantial competitors on routes operated in the United States and that the Merger would harm consumers through higher ticket prices, decreased aircraft capacity, and diminished airline services.  The plaintiffs claim that the Merger, if consummated, would substantially lessen competition or create a monopoly in the transportation of airline passengers in the United States, and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act.  Plaintiffs seek a preliminary and permanent injunction to prohibit the Merger, as well as recovery of costs and attorneys' fees.  A scheduling order has not yet been entered in this case, but we anticipate that the matter will proceed on an expedited schedule with a trial date set for the latter part of 2010.  We believe the plaintiffs' claims are without merit, and we intend to defend this lawsuit vigorously.

Item 1A.  Risk Factors

Part 1, Item 1A, "Risk Factors," of our 2009 Form 10-K includes a detailed discussion of our risk factors.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

The Merger is subject to a number of conditions beyond our control.  Failure to complete the Merger within the expected time frame or at all could adversely affect our stock price and our future business and financial results.
Completion of the Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including certain approvals of our stockholders and the stockholders of UAL and the expiration or termination of applicable waiting periods under antitrust and competition laws and various approvals or consents that must be obtained from regulatory entities.  We cannot predict whether and when these conditions will be satisfied.  Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies that we expect to achieve if the Merger is successfully completed within its expected time frame.  We will also incur certain transaction costs whether or not the Merger is completed.  Any failure to complete the Merger could have a material adverse effect on our stock price and our future business and financial results.

Prior to the closing of the Merger, we face uncertainties and restrictions on our business, which could adversely affect us or the future business and operations of the combined company, whether or not the Merger is completed.
Prior to the closing of the Merger, we will face additional uncertainties and restrictions on the manner in which we operate our business, including, among other things, that:

•	our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise beneficial business opportunities;

•	conditions, terms, obligations or restrictions imposed on us by regulatory authorities prior to granting regulatory clearance for the Merger may affect our business and operations;

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees; and

•	management's attention and other company resources may be focused on the Merger instead of on pursuing other opportunities beneficial to us.

These uncertainties and restrictions could adversely affect us or the future business and operations of the combined company, whether or not the Merger is completed.  If the Merger is not completed during the fourth quarter of 2010 as currently anticipated, the adverse effects of these uncertainties and restrictions could be exacerbated by the delay.

The anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.
If the Merger is consummated, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected as a result of a number of events or occurrences, including the following:

•	the combined company may be unable to integrate successfully the businesses and workforces of Continental and UAL;

•
conditions, terms, obligations or restrictions imposed on the combined company by regulatory authorities prior to granting regulatory clearance for the Merger may affect the combined company's business and operations;

•	the combined company may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	the combined company's ability to use our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited;

•	the combined company may be unable to manage the expanded business successfully and monitor new operations and associated increased costs and complexity; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

Accordingly, there can be no assurance that the Merger will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or that these benefits will be achieved within the anticipated time frame.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.                  Exhibits.

2.1
Agreement and Plan of Merger among Continental Airlines, Inc., UAL Corporation and JT Merger Sub Inc., dated as of May 2, 2010 – incorporated by reference to Exhibit 2.1 to Continental's Current Report on Form 8-K dated May 3, 2010 (File no. 1-10323).

3.1
Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006 – incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2006 (File no. 1-10323).

3.1(a)	Certification of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

3.1(a)(i)
Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323).

3.1(a)(ii)
Certificate of Increase – Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(a)(ii) to Continental's Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File no. 1-10323).

3.2	Amended and Restated Bylaws of Continental, effective as of June 10, 2009 – incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated June 10, 2009 (File no. 1-10323).

10.1*
Form of Non-Employee Director Restricted Stock Award pursuant to the Continental Airlines, Inc. Incentive Plan 2010 (as amended and restated February 17, 2010) – incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated June 9, 2010 (File no. 1-10323).

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

*This exhibit relates to management contracts or compensatory plans or arrangements.

(1)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.
Registrant

Date: July 23, 2010	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

2.1
Agreement and Plan of Merger among Continental Airlines, Inc., UAL Corporation and JT Merger Sub Inc., dated as of May 2, 2010 – incorporated by reference to Exhibit 2.1 to Continental's Current Report on Form 8-K dated May 3, 2010 (File no. 1-10323).

3.1
Amended and Restated Certificate of Incorporation of Continental, as amended through June 6, 2006 – incorporated by reference to Exhibit 3.1 to Continental's Annual Report on Form 10-K for the year ended December 31, 2006 (File no. 1-10323).

3.1(a)	Certification of Designation of Series A Junior Participating Preferred Stock, included as Exhibit A to Exhibit 3.1.

3.1(a)(i)
Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(b) to Continental's Annual Report on Form 10-K for the year ended December 31, 2001 (File no. 1-10323).

3.1(a)(ii)
Certificate of Increase – Series A Junior Participating Preferred Stock – incorporated by reference to Exhibit 3.1(a)(ii) to Continental's Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File no. 1-10323).

3.2	Amended and Restated Bylaws of Continental, effective as of June 10, 2009 – incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated June 10, 2009 (File no. 1-10323).

10.1*
Form of Non-Employee Director Restricted Stock Award pursuant to the Continental Airlines, Inc. Incentive Plan 2010 (as amended and restated February 17, 2010) – incorporated by reference to Exhibit 99.1 to Continental's Current Report on Form 8-K dated June 9, 2010 (File no. 1-10323).

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

*This exhibit relates to management contracts or compensatory plans or arrangements.

(1)	Furnished, not filed.