Form 10-Q
period 2010-09-30
CONTINENTAL AIRLINES INC /DE/
filed 2010-10-21
CIK 319687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

The registrant is a wholly owned subsidiary of United Continental Holdings, Inc., and there is no market for the registrant's common stock.  As of October 21, 2010, there were 1,000 shares of the registrant's Common Stock outstanding with a par value of $0.01 per share.

OMISSION OF CERTAIN INFORMATION
Continental Airlines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
CONTINENTAL AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenue:
Passenger:
Mainline	$2,967	$2,442	$8,002	$6,940
Regional	588	505	1,667	1,391
Total Passenger Revenue	3,555	2,947	9,669	8,331
Cargo	115	92	328	259
Other	283	278	833	814
Total Operating Revenue	3,953	3,317	10,830	9,404

Operating Expenses:
Aircraft fuel and related taxes	984	881	2,806	2,507
Wages, salaries and related costs	909	794	2,527	2,358
Aircraft rentals	230	233	689	705
Landing fees and other rentals	228	222	656	647
Regional capacity purchase	212	211	625	641
Distribution costs	193	160	555	467
Maintenance, materials and repairs	131	159	413	473
Depreciation and amortization	124	124	380	353
Passenger services	106	99	299	282
Special charges	2	20	18	68
Merger-related costs	11	-	29	-
Other	382	353	1,114	1,050
Total Operating Expenses	3,512	3,256	10,111	9,551

Operating Income (Loss)	441	61	719	(147)

Nonoperating Income (Expense):
Interest expense	(102)	(91)	(288)	(274)
Interest capitalized	5	8	17	25
Interest income	2	2	6	10
Other, net	8	2	(12)	19
Total Nonoperating Expense	(87)	(79)	(277)	(220)

Income (Loss) before Income Taxes	354	(18)	442	(367)
Income Taxes	-	-	(1)	-
Net Income (Loss)	$354	$(18)	$441	$(367)

Earnings (Loss) per Share:
Basic	$2.52	$(0.14)	$3.16	$(2.91)
Diluted	$2.16	$(0.14)	$2.81	$(2.91)

Shares Used for Computation:
Basic	140	132	140	126
Diluted	167	132	167	126
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

	September 30,	December 31,	September 30,
ASSETS	2010	2009	2009
	(Unaudited)		(Unaudited)

Current Assets:
Cash and cash equivalents	$3,698	$2,546	$2,313
Short-term investments	506	310	229
Total unrestricted cash, cash equivalents and short-term investments	4,204	2,856	2,542

Restricted cash and cash equivalents	161	164	164
Accounts receivable, net	640	494	549
Spare parts and supplies, net	253	254	245
Deferred income taxes	266	203	180
Prepayments and other	475	402	435
Total current assets	5,999	4,373	4,115

Property and Equipment:
Owned property and equipment:
Flight equipment	9,352	8,769	8,807
Other	1,841	1,787	1,755
Flight equipment and other	11,193	10,556	10,562
Less: Accumulated depreciation	3,814	3,509	3,444
Owned property and equipment, net	7,379	7,047	7,118

Purchase deposits for flight equipment	220	242	226

Capital leases	195	194	195
Less: Accumulated amortization	69	63	60
Capital leases, net	126	131	135
Total property and equipment, net	7,725	7,420	7,479

Routes and airport operating rights, net	777	778	794
Other assets	231	210	208

Total Assets	$14,732	$12,781	$12,596

(continued on next page)

CONTINENTAL AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital leases	$818	$975	$734
Accounts payable	915	924	911
Air traffic and frequent flyer liability	2,396	1,855	1,936
Accrued payroll	512	367	405
Accrued other liabilities	325	268	279
Total current liabilities	4,966	4,389	4,265

Long-Term Debt and Capital Leases	6,079	5,291	5,290

Deferred Income Taxes	266	203	180

Accrued Pension Liability	1,176	1,248	1,368

Accrued Retiree Medical Benefits	224	216	241

Other Non-Current Liabilities	859	844	806

Stockholders' Equity:
Class B common stock - $.01 par, 400,000,000 shares authorized; 140,921,965, 138,537,127 and 138,117,042 issued and outstanding	1	1	1
Additional paid-in capital	2,254	2,216	2,210
Accumulated deficit	(1)	(442)	(527)
Accumulated other comprehensive loss	(1,092)	(1,185)	(1,238)
Total stockholders' equity	1,162	590	446
Total Liabilities and Stockholders' Equity	$14,732	$12,781	$12,596

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONTINENTAL AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$441	$(367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	380	353
Special charges	18	68
Stock-based compensation related to equity awards	10	7
Other, net	20	35
Changes in operating assets and liabilities	438	91
Net cash provided by operating activities	1,307	187

Cash Flows from Investing Activities:
Capital expenditures	(246)	(301)
Aircraft purchase deposits refunded, net	10	42
Proceeds from (purchases) sales of short-term investments, net	(171)	256
Proceeds from sales of property and equipment	32	46
Decrease in restricted cash and cash equivalents	3	26
Expenditures for airport operating rights	-	(22)
Other	-	(3)
Net cash (used in) provided by investing activities	(372)	44

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt, net	1,025	295
Payments on long-term debt and capital lease obligations	(836)	(542)
Proceeds from public offering of common stock	-	158
Proceeds from issuance of common stock pursuant to stock plans	28	6
Net cash provided by (used in) financing activities	217	(83)

Net Increase in Cash and Cash Equivalents	1,152	148

Cash and Cash Equivalents - Beginning of Period	2,546	2,165

Cash and Cash Equivalents - End of Period	$3,698	$2,313

Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through the issuance of debt	$467	$370

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

NOTE 1 – MERGER WITH UNITED

On October 1, 2010, we became a wholly-owned subsidiary of United Continental Holdings, Inc. (formerly UAL Corporation and referred to herein as "UAL"), as a result of the merger of JT Merger Sub Inc. ("Merger Sub"), a wholly-owned subsidiary of UAL, with and into Continental (the "Merger").  In connection with the Merger, UAL changed its name to United Continental Holdings, Inc. to reflect that both United Air Lines, Inc. ("United") and Continental are its wholly-owned subsidiaries.  The Merger was effected pursuant to an Agreement and Plan of Merger dated as of May 2, 2010, entered into by and among UAL, Continental and Merger Sub (the "Merger Agreement").  Until the operational integration of United and Continental is complete, United and Continental will continue to operate as separate airlines.

Pursuant to the terms of the Merger Agreement, each outstanding share of Continental common stock was converted into and became exchangeable for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash.  UAL issued approximately 148 million shares of UAL common stock to former holders of Continental common stock.  Based on the closing price of $23.66 per share of UAL common stock on The NASDAQ Global Select Market ("NASDAQ") on September 30, 2010, the last trading day before the closing of the Merger, the aggregate value of the consideration paid in connection with the Merger to former holders of Continental common stock was approximately $3.5 billion.  Upon completion of the Merger, Continental stock options became exercisable into shares of UAL common stock and Continental convertible debt became convertible into shares of UAL common stock, in each case after giving effect to the exchange ratio.

Upon the closing of the Merger, the shares of Continental common stock, which previously traded under the ticker symbol "CAL" on the New York Stock Exchange (the "NYSE"), ceased trading on, and were delisted from, the NYSE.

The Merger will be accounted for using the acquisition method of accounting with UAL being considered the acquirer of Continental for accounting purposes.  UAL will allocate the purchase price to the fair value of Continental's tangible and intangible assets and liabilities at the acquisition date, with the excess purchase price being recorded as goodwill.  Under the acquisition method of accounting, goodwill is not amortized but is tested for impairment at least annually.  The new basis for our assets and liabilities will also be reflected in our separate-entity financial statements.

We incurred costs totaling $11 million and $29 million in the three and nine months ended September 30, 2010, respectively, relating to the Merger.  We currently expect to incur additional costs of at least $140 million in the fourth quarter of 2010 related to the Merger.  These costs include financial advisor fees, legal and other advisory fees, integration costs, severance to departing employees and their benefits earned upon the change in control.  We expect that we will also incur additional expenses in periods after 2010 related to the Merger.

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

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table sets forth the components of basic and diluted earnings (loss) per share (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator:
Numerator for basic earnings (loss) per share - net income (loss)	$354	$(18)	$441	$(367)
Effect of dilutive securities - interest expense on:
5% convertible notes	2	-	10	-
6% convertible junior subordinated debentures held by subsidiary trust	3	-	10	-
4.5% convertible notes	3	-	7	-
Numerator for diluted earnings (loss) per share - net income (loss) after assumed conversions	$362	$(18)	$468	$(367)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	140	132	140	126
Effect of dilutive securities:
5% convertible notes	9	-	9	-
6% convertible junior subordinated debentures held by subsidiary trust	4	-	4	-
4.5% convertible notes	12	-	12	-
Employee stock options	2	-	2	-
Dilutive potential shares	27	-	27	-
Denominator for diluted earnings (loss) per share - weighted average shares after assumed conversions	167	132	167	126

The adjustments to net income (loss) to determine the numerator for diluted earnings (loss) per share are net of the related effect of applicable income taxes and profit sharing.

Approximately 13 million potential shares of our common stock related to convertible debt securities were excluded from the computation of diluted earnings (loss) per share in the three and nine months ended September 30, 2009 because they were antidilutive.  In addition, approximately two million weighted average options to purchase shares of our common stock for the three and nine months ended September 30, 2010 and approximately eight million weighted average options for the three and nine months ended September 30, 2009 were excluded from the computation of diluted earnings per share because the effect of including the options would have been antidilutive.

NOTE 4 – FLEET INFORMATION

As of September 30, 2010, our operating fleet consisted of 348 mainline jets and 252 regional aircraft.  The 348 mainline jets are operated exclusively by us, while the 252 regional aircraft are operated on our behalf by other operators under capacity purchase agreements.

We own or lease 274 regional jets.  Of these, 206 are leased or subleased to ExpressJet Airlines, Inc. ("ExpressJet") and operated on our behalf under a capacity purchase agreement with ExpressJet, 43 are subleased to ExpressJet and other operators but are not operated on our behalf and 25 are temporarily grounded.  Additionally, our regional operating fleet includes 46 regional jet and turboprop aircraft owned or leased by third parties that are operated on our behalf by other operators under capacity purchase agreements.

The following table summarizes our operating fleet (aircraft operated by us and by others on our behalf) as of September 30, 2010:

				Third-Party
Aircraft Type	Total	Owned	Leased	Aircraft

Mainline (a):
777-200ER	22	10	12	-
767-400ER	16	14	2	-
767-200ER	10	9	1	-
757-300	21	9	12	-
757-200	41	15	26	-
737-900ER	30	30	-	-
737-900	12	8	4	-
737-800	126	53	73	-
737-700	36	12	24	-
737-500	34	-	34	-
Total mainline	348	160	188	-

Regional (b):
ERJ-145XR	89	-	89	-
ERJ-145	132	18	99	15	(c)
Q400	15	-	-	15	(d)
Q200	16	-	-	16	(e)
Total regional	252	18	188	46

Total	600	178	376	46
___________________________

(a)	Excludes five grounded Boeing 737-500 aircraft (two owned and three leased) and three grounded owned Boeing 737-300 aircraft.
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

Mainline Fleet Activity.  During the first nine months of 2010, we placed into service two owned Boeing 777 aircraft, three leased Boeing 757-300 aircraft and nine owned Boeing 737-800 aircraft.  We also removed three Boeing 737-300 aircraft from service.

Regional Fleet Activity.  In December 2009, we agreed with ExpressJet to amend our capacity purchase agreement to permit ExpressJet to fly eight ERJ-145 aircraft for United under a capacity purchase agreement.  These eight aircraft had been removed from service on our behalf as of September 30, 2010.

In September 2010, Colgan began operating one new Q400 aircraft on our behalf under our existing capacity purchase agreement.  An additional 14 Q400 aircraft are scheduled to be inducted into service under the agreement through the second quarter of 2011.

Firm Order and Option Aircraft.  As of September 30, 2010, we had firm commitments to purchase 78 new aircraft (53 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $4.6 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 94 additional Boeing aircraft as of September 30, 2010.  We are currently scheduled to take delivery of three Boeing 737 aircraft in the fourth quarter of 2010.

NOTE 5 – LONG-TERM DEBT

Maturities.  Maturities of long-term debt due before December 31, 2010 and for the next four years are as follows (in millions):

October 1, 2010 through December 31, 2010	$339
Year ending December 31,
2011	828
2012	624
2013	850
2014	375

Senior Secured Notes.  In August 2010, we issued $800 million aggregate principal amount of 6.75% Senior Secured Notes due 2015.  The Senior Secured Notes have a maturity date of September 15, 2015 and have an annual interest rate of 6.75%.  The notes were sold at 98.938% of par which resulted in our receiving net cash proceeds of $776 million upon issuance, after giving effect to issuance costs.  We may redeem some or all of the Senior Secured Notes at any time on or after September 15, 2012 at specified redemption prices.  If we sell certain of our assets or if we experience specific kinds of change in control, we will be required to offer to repurchase the Senior Secured Notes.

Our obligations under the Senior Secured Notes are unconditionally guaranteed by our subsidiaries Air Micronesia, Inc. ("AMI") and Continental Micronesia, Inc. ("CMI").  The Senior Secured Notes and related guarantees are secured by certain of our U.S.-Asia and U.S.-London Heathrow routes and related assets, all of the outstanding common stock of AMI and CMI and substantially all of the other assets of AMI and CMI, including route authorities and related assets.

The indenture for the Senior Secured Notes includes covenants that, among other things, restrict our ability to sell assets, incur additional indebtedness, issue preferred stock, make investments or pay dividends.  In addition, if we fail to maintain a collateral coverage ratio of 1.5 to 1, we must pay additional interest on the Senior Secured Notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.  The indenture for the Senior Secured Notes also includes events of default customary for similar financings.

In conjunction with the issuance of the Senior Secured Notes, we repaid the $350 million senior secured term loan credit facility that was due in June 2011 and bore interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 3.375%.

Convertible Debt Securities.  Our 5% Convertible Notes with a principal amount of $175 million are convertible, effective October 1, 2010, into 52.5 shares of UAL common stock per $1,000 principal amount at a conversion price of $19.0476 per share.  Prior to the Merger, the notes were convertible into shares of Continental common stock.  If a holder of the notes exercises the conversion right, in lieu of delivering shares of UAL common stock, we may elect to pay cash or a combination of cash and shares of UAL common stock for the notes surrendered.  All or a portion of the notes are also redeemable at any time for cash at our option at par plus accrued and unpaid interest, if any.  On October 4, 2010, we notified the holders of the notes of our intent to redeem $75 million principal amount of the notes at par plus accrued and unpaid interest on November 4, 2010.  Holders who received a redemption notice may, prior to November 4, 2010, elect to convert their notes into shares of UAL common stock at a conversion price of $19.0476 per share.

Holders of the notes may require us to repurchase all or a portion of their notes at par plus any accrued and unpaid interest on June 15 of 2013 or 2018.  We may at our option choose to pay the repurchase price on those dates in cash, shares of UAL common stock or any combination thereof.  However, if we are required to repurchase all or a portion of the notes, our policy is to settle the notes in cash.  The holders of the notes also had the right to require us to repurchase their notes on June 15, 2010; however, none did so.  Accordingly, we have classified these notes as long-term debt and capital leases at September 30, 2010.  The maturity table above reflects the principal amount of the notes as due in 2013.

Holders of the notes may also require us to repurchase all or a portion of their notes for cash at par plus any accrued and unpaid interest if certain changes in control of Continental occur.  The Merger did not result in the holders of the notes having any additional rights to require us to repurchase their notes, nor did it trigger any repayment obligation on any of our other outstanding debt.

2009-2 Enhanced Equipment Trust Certificates.  In November 2009, we obtained financing for eight currently-owned Boeing aircraft, nine new Boeing 737-800 aircraft and two new Boeing 777 aircraft.  We applied this financing to these aircraft during the first nine months of 2010 and recorded related debt of $644 million.  In connection with this financing, enhanced equipment trusts raised $644 million through the issuance of two classes of enhanced equipment trust certificates.  Class A certificates, with an aggregate principal amount of $528 million, bear interest at 7.25% and Class B certificates, with an aggregate principal amount of $117 million, bear interest at 9.25%.  As we refinanced or took delivery of the aircraft, we issued equipment notes to the trusts, which purchased such notes with proceeds from the issuance of the Class A and Class B certificates.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in November 2010 and will end in November 2019 for Class A certificates and in May 2017 for Class B certificates.

NOTE 6 - FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Accounting rules for fair value clarify that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  FASB Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures," requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  These inputs are prioritized as follows:

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

(C)	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

    Assets (liabilities measured at fair value on a recurring basis include (in millions):

	Carrying Amount	Level 1	Level 2	Level 3	Valuation Technique

September 30, 2010
Cash and cash equivalents	$3,698	$3,698	$-	$-	(A)
Short-term investments:
Auction rate securities	117	-	-	117	(B)
Asset-backed securities	196	196	-	-	(A)
Fixed income mutual fund	11	-	11	-	(A)
Corporate debt	119	119	-	-	(A)
U.S. government and agency notes	61	61	-	-	(A)
Municipal bonds	2	2	-	-	(A)
Restricted cash and cash equivalents	161	161	-	-	(A)
Fuel derivatives:
Swaps	36	-	-	36	(A)
Call options	9	-	-	9	(A)
Collars	2	-	-	2	(A)
Foreign currency forward contracts	(6)	-	(6)	-	(A)

December 31, 2009
Cash and cash equivalents	$2,546	$2,546	$-	$-	(A)
Short-term investments:
Auction rate securities	201	-	-	201	(B)
CDARS	102	102	-	-	(A)
Asset-backed securities	7	7	-	-	(A)
Restricted cash and cash equivalents	164	164	-	-	(A)
Auction rate securities put right	20	-	-	20	(B)
Fuel derivatives:
Swaps	6	-	-	6	(A)
Call options	8	-	-	8	(A)
Foreign currency forward contracts	5	-	5	-	(A)

September 30, 2009
Cash and cash equivalents	$2,313	$2,313	$-	$-	(A)
Short-term investments:
Auction rate securities	205	-	-	205	(B)
CDARS	24	24	-	-	(A)
Restricted cash and cash equivalents	164	164	-	-	(A)
Auction rate securities put right	23	-	-	23	(B)
Fuel derivatives:
Swaps	8	-	-	8	(A)
Collars	1	-	-	1	(A)
Foreign currency forward contracts	(3)	-	(3)	-	(A)

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

Short-Term Investments Other than Auction Rate Securities.  The fair values of short-term investments other than auction rate securities are based on observable market data.  "CDARS" are certificates of deposit placed through an account registry service.  Asset-backed securities mature through 2011.  The fixed income mutual fund invests primarily in money market instruments and investment grade fixed income securities and is valued at the net asset value of shares held by us.  The investments underlying the fixed income mutual fund have a weighted average contractual maturity of less than 90 days.  Corporate debt securities, government and agency notes and municipal bonds have a weighted average maturity of less than two years.

Student Loan-Related Auction Rate Securities.  At September 30, 2010, we held student loan-related auction rate securities with a fair value of $117 million, a par value of $145 million and amortized cost of $117 million.  These securities, which we classify as available-for-sale, are variable-rate debt instruments with contractual maturities generally greater than ten years and interest rates that are reset every seven, 28 or 35 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  All of the auction rate securities we hold are senior obligations under the applicable indentures authorizing the issuance of the securities.  We estimated the fair value of these securities taking into consideration the limited sales and offers to purchase such securities and using internally-developed models of the expected future cash flows related to the securities.  Our models incorporated our probability-weighted assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

During the first nine months of 2010, we sold, at par, auction rate securities having a par value of $106 million.  Certain of these auction rate securities were subject to a put right granted to us by an institution permitting us to sell to the institution at their full par value certain auction rate securities.  We recognized gains on the sales using the specific identification method.  The gains were substantially offset by the cancellation of any related put rights.  The net gains are included in other non-operating income (expense) in our consolidated statement of operations and were not material.  We did not hold any put rights as of September 30, 2010.

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

Unobservable Inputs.  The reconciliation of our assets (liabilities) measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in millions):

	Auction		Fuel Derivatives
	Rate Securities	Put Right	Swap	Call Options	Collars

Three Months Ended September 30, 2010
Balance at beginning of period	$117	$-	$(6)	$5	$(2)
Purchases, sales, issuances and settlements (net)	-	-	9	8	-
Gains and losses:
Reported in earnings:
Unrealized	-	-	1	-	-
Reported in other comprehensive income (loss)	-	-	32	(4)	4
Balance as of September 30, 2010	$117	$-	$36	$9	$2

Three Months Ended September 30, 2009
Balance at beginning of period	$230	$27	$16	$-	$(33)
Purchases, sales, issuances and settlements (net)	(30)	-	(6)	-	38
Gains and losses:
Reported in earnings:
Realized	5	(4)	-	-	-
Unrealized	-	-	1	-	-
Reported in other comprehensive income (loss)	-	-	(3)	-	(4)
Balance as of September 30, 2009	$205	$23	$8	$-	$1

	Auction		Fuel Derivatives
	Rate Securities	Put Right	Swap	Call Options	Collars

Nine Months Ended September 30, 2010
Balance at beginning of period	$201	$20	$6	$8	$-
Purchases, sales, issuances and settlements (net)	(106)	-	10	25	2
Gains and losses:
Reported in earnings:
Realized	23	(21)	-	-	-
Unrealized	-	1	1	(1)	(1)
Reported in other comprehensive income (loss)	(1)	-	19	(23)	1
Balance as of September 30, 2010	$117	$-	$36	$9	$2

Nine Months Ended September 30, 2009
Balance at beginning of period	$229	$26	$2	$1	$(418)
Purchases, sales, issuances and settlements (net)	(31)	-	(1)	(1)	404
Gains and losses:
Reported in earnings:
Realized	5	(4)	-	-	-
Unrealized	-	1	9	-	(2)
Reported in other comprehensive income (loss)	2	-	(2)	-	17
Balance as of September 30, 2009	$205	$23	$8	$-	$1

Other Financial Instruments.  Other financial instruments that are not subject to the disclosure requirements of ASC Topic 820 are as follows:

•	Debt. The fair value of our debt was approximately as follows (in billions):

	Carrying Amount	Fair Value

September 30, 2010	$6.7	$7.0
December 31, 2009	6.1	5.8
September 30, 2009	5.8	5.1

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

As of September 30, 2010, our projected consolidated fuel requirements for the fourth quarter of 2010 and the first half of 2011 were hedged as follows:

	Maximum Price		Minimum Price
	% of Expected Consumption	Weighted Average price (per gallon)	% of Expected Consumption	Weighted Average price (per gallon)

Fourth Quarter of 2010
WTI crude oil swaps	21%	$1.81	21%	$1.81
Jet fuel swaps	19	2.13	19	2.13
WTI crude oil call options	22	2.28	N/A	N/A
WTI crude oil collars	6	2.38	6	1.73
Total	68%		46%

First Half of 2011
WTI crude oil swaps	14%	$1.86	14%	$1.86
WTI crude oil call options	12	2.20	N/A	N/A
WTI crude oil collars	8	2.29	8	1.57
Total	34%		22%

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

When our fuel hedges are in a liability position, we may be required to post cash collateral with our counterparties.  We were not required to post any such collateral at September 30, 2010, December 31, 2009 or September 30, 2009.  The cash collateral is reported in prepayments and other current assets in our consolidated balance sheet.

Foreign Currency Exchange Risk Management.  We have historically used foreign currency average rate options and forward contracts to hedge against the currency risk associated with our forecasted Japanese yen, British pound, Canadian dollar and euro-denominated cash flows.  The average rate options and forward contracts have only nominal intrinsic value at the date contracted.  At September 30, 2010, we had forward contracts outstanding to hedge the following cash inflows, primarily from passenger ticket sales, in foreign currencies:

•	34% of our projected Japanese yen-denominated cash inflows through the fourth quarter of 2011.
•	6% of our projected Canadian dollar-denominated cash inflows through the fourth quarter of 2010.

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

Quantitative Disclosures.  All of our derivative instruments were designated as cash flow hedges and were reported in our consolidated balance sheet as follows (in millions):

	Asset Derivatives (1)			Liability Derivatives (2)
	September 30, 2010	December 31, 2009	September 30, 2009	September 30, 2010	December 31, 2009	September 30, 2009

Fuel derivatives	$47	$14	$9	$-	$-	$-
Foreign currency derivatives	-	5	-	6	-	3
Total derivatives	$47	$19	$9	$6	$-	$3
____________________

(1)	Amounts are included in prepayments and other current assets.
(2)	Amounts are included in accrued other current liabilities.

The gains (losses) related to the effective portion of our cash flow hedges reported in accumulated OCI in our consolidated balance sheet and in our consolidated statement of operations were as follows (in millions):

	Gain (Loss) Recognized in OCI (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)		Gain (Loss) Recognized in Income (Ineffective Portion) (2)
	2010	2009	2010	2009	2010	2009

Three Months Ended September 30
Fuel derivatives	$33	$(6)	$(16)	$(41)	$-	$1
Foreign currency derivatives	(5)	(3)	-	-	-	-
Total	$28	$(9)	$(16)	$(41)	$-	$1

Nine Months Ended September 30
Fuel derivatives	$(4)	$23	$(23)	$(392)	$(2)	$7
Foreign currency derivatives	(9)	6	1	-	-	-
Total	$(13)	$29	$(22)	$(392)	$(2)	$7
__________________

(1)	Amounts related to fuel derivatives are included in aircraft fuel and related taxes and amounts related to foreign currency derivatives are included in passenger revenue.
(2)	Amounts are included in other nonoperating income (expense).

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) included the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$354	$(18)	$441	$(367)

Other comprehensive income (loss) adjustments, before tax:
Derivative financial instruments:
Reclassification into earnings	16	40	24	383
Change in fair value	28	(9)	(13)	29
Unrealized gain on student-loan related auction rate securities	-	-	-	2
Employee benefit plans:
(Increase) decrease in net actuarial losses	(3)	-	(3)	-
Amortization of net actuarial losses	21	27	62	81
Amortization of prior service cost	8	7	23	23
Comprehensive income (loss) adjustments, before tax	70	65	93	518
Income taxes related to items of other comprehensive income (loss)	-	-	-	-

Total comprehensive income	$424	$47	$534	$151

NOTE 9 – STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Profit Based RSU Awards.  In February 2010, we issued 1.4 million profit based restricted stock unit ("RSUs") awards, which can result in cash payments to our officers upon the achievement of specified profit sharing-based performance targets.  The performance period for these awards is January 1, 2010 through December 31, 2012.  These awards have cumulative profit sharing performance targets ranging from $4 million to $120 million and payment percentages ranging from 25% to 200% of the initial award size.  The cash hurdle associated with these awards is $2.2 billion.  These awards were issued pursuant to our Incentive Plan 2010, which was approved by our stockholders on June 9, 2010.  Our statement of operations for the nine months ended September 30, 2010 reflects expense associated with a payment percentage of 150% for these awards and a payment percentage of 100% for our other awards outstanding with performance periods from January 1, 2008 through December 31, 2010 and January 1, 2009 through December 31, 2011, as we concluded, as of September 30, 2010, that it was probable that the applicable performance targets would be met.

Upon completion of the Merger, the performance targets for each performance period were deemed satisfied at a payment percentage of 150% and the minimum cash balance requirement was deemed satisfied. Following the Merger, with limited exceptions as described below, payments under all outstanding profit based RSU awards remain subject to continued employment by the participant and will continue to be paid on their normal payment dates over a three-year period. Payments will be made in cash based on $23.48 per award, the average closing price per share of Continental common stock for the 20 trading days preceding the completion of the Merger. Upon termination of employment under certain circumstances following the Merger, the outstanding profit based RSU awards will be accelerated and paid in full. Accelerated payments will also be made to participants who are, or become, eligible to retire. Our anticipated Merger-related costs in the fourth quarter of 2010 include $46 million related to the profit based RSU awards.

Stock-Based Compensation Expense.  Total stock-based compensation expense (credit) included in wages, salaries and related costs was $49 million, $16 million, $57 million and $(7) million for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively.  Upon the closing of the Merger, substantially all unvested employee stock options granted prior to 2010 were vested pursuant to the terms of those awards and the profit based RSU awards were affected as discussed above.

Employee Stock Purchase Plan.  In conjunction with the Merger, the employee stock purchase plan was terminated in September 2010.

Defined Benefit Pension and Retiree Medical Plans.  Net periodic defined benefit pension and retiree medical benefits expense included the following components (in millions):

	Defined Benefit Pension				Retiree Medical Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$17	$16	$50	$48	$3	$3	$7	$8
Interest cost	40	38	119	115	3	4	10	12
Expected return on plan assets	(29)	(22)	(82)	(66)	-	-	-	-
Amortization of unrecognized net actuarial loss	22	28	65	83	(1)	(1)	(3)	(2)
Amortization of prior service cost	3	2	7	7	5	5	16	16
Net periodic benefit expense	$53	$62	$159	$187	$10	$11	$30	$34

During the first nine months of 2010, we contributed $153 million to our tax-qualified defined benefit pension plans.  On October 7, 2010 we contributed an additional $40 million to the plans, satisfying our minimum funding requirements during calendar year 2010.

Defined Contribution Plans.  As of September 30, 2010, our defined contribution 401(k) employee savings plans covered substantially all employees.  Company matching contributions are made in cash.  Total expense for all defined contribution plans was $24 million, $22 million, $74 million and $72 million for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively.

Profit Sharing Plan.  Effective January 1, 2010, we adopted a new profit sharing plan with a five year term.  Our new profit sharing plan creates an award pool of 15% of annual pre-tax income excluding special items.  Generally, the profit sharing pool will be distributed among eligible employees based on an employee's annual base pay relative to the annual base pay of all employees.  We recorded profit sharing expense totaling $53 million and $71 million in the three and nine months ended September 30, 2010, respectively.

NOTE 10 – SPECIAL CHARGES

Special charges were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Aircraft-related charges, net	$-	$6	$6	$53
Severance	1	5	3	5
Other	1	9	9	10
Total special charges	$2	$20	$18	$68

The special charges all relate to our mainline segment unless otherwise noted.

In the first nine months of 2010, we recorded $6 million of aircraft-related charges related to grounded Boeing 737-300 aircraft, which is net of gains on the sale of two Boeing 737-500 aircraft to a foreign buyer.  We also recorded $3 million of severance during the first nine months of 2010 related to the elimination of approximately 600 reservation positions and other special charges of $9 million primarily related to further increases in our reserve for unused facilities due to a reduction in expected sublease income for a maintenance hangar in Denver.

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

During the first nine months of 2009, we announced plans to eliminate certain operational, management and clerical positions across the company.  In the third quarter of 2009, we recorded a charge of $5 million for severance and other costs in connection with the reductions in force, furloughs and leaves of absence and a $9 million adjustment to our reserve for unused facilities due to reductions in expected sublease income primarily for a maintenance hangar in Denver.

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

Accrual Activity.  Activity related to the accruals for severance and associated continuing medical coverage costs and future lease payments on unused facilities is as follows (in millions):

	Severance/ Medical Costs	Unused Facilities

Balance, December 31, 2009	$14	$26
Accrual	3	9
Payments	(14)	(2)
Balance, September 30, 2010	$3	$33

Cash payments related to the accruals for severance and associated continuing medical coverage costs will be made through the third quarter of 2011.  Remaining lease payments on unused facilities will be made through 2018.

NOTE 11 - INCOME TAXES

Our effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the three and nine months ended September 30, 2009 were not reduced by any tax benefit.  No federal income tax expense was recognized related to our pretax income for the three and nine months ended September 30, 2010 due to the utilization of book net operating loss carryforwards ("NOLs") for which no benefit had previously been recognized.

Our ability to use our NOL carryforwards may be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").  Based on currently available information, we believe the Merger resulted in an ownership change of Continental under Section 382.  However, we do not believe that the impact of an ownership change would be material to our results of operations, financial condition or liquidity.

NOTE 12 - SEGMENT REPORTING

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights using larger jets while the regional segment currently consists of flights with a capacity of 78 or fewer seats.  As of September 30, 2010, flights in our regional segment were operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.

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

Financial information by business segment is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenue:
Mainline	$3,355	$2,797	$9,131	$7,970
Regional	598	520	1,699	1,434
Total Consolidated	$3,953	$3,317	$10,830	$9,404

Operating Income (Loss):
Mainline	$430	$111	$758	$111
Regional	11	(50)	(39)	(258)
Total Consolidated	$441	$61	$719	$(147)

Net Income (Loss):
Mainline	$345	$35	$489	$(99)
Regional	9	(53)	(48)	(268)
Total Consolidated	$354	$(18)	$441	$(367)

The amounts in the table above are presented on the basis of how our management reviews segment results.  Under this basis, the regional segment's revenue includes a prorated share of our ticket revenue for segments flown by regional carriers and expenses include all activity related to the regional operations, regardless of whether the costs were paid directly by us or to the regional carriers.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments.  As of September 30, 2010, we had firm commitments to purchase 78 new aircraft (53 Boeing 737 aircraft and 25 Boeing 787 aircraft) scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $4.6 billion including related spare engines.  We are currently scheduled to take delivery of three Boeing 737 aircraft in the fourth quarter of 2010.  In addition to our firm order aircraft, we had options to purchase a total of 94 additional Boeing aircraft as of September 30, 2010.

We do not have backstop financing or any other financing currently in place for any of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm aircraft and other related capital expenditures.  We can provide no assurance that backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable, and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover any resulting losses incurred by the manufacturer.

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

We are contingently liable for US Airways' obligations under a lease agreement between US Airways and the Port Authority of New York and New Jersey related to the East End Terminal at LaGuardia Airport.  These obligations include the payment of ground rentals to the Port Authority and the payment of other rentals in respect of the full amounts owed on special facilities revenue bonds issued by the Port Authority having an outstanding par amount of $109 million at September 30, 2010 and a final scheduled maturity in 2015. If US Airways defaults on these obligations, we would be obligated to cure the default and we would have the right to occupy the terminal after US Airways' interest in the lease had been terminated.

We also had letters of credit and performance bonds relating to various real estate, customs, and aircraft financing obligations at September 30, 2010 in the amount of $73 million.  These letters of credit and performance bonds have expiration dates through June 2014.

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

In our financing transactions that include loans, we typically agree to reimburse lenders for any reduced returns with respect to the loans due to any change in capital requirements and, in the case of loans in which the interest rate is based on LIBOR, for certain other increased costs that the lenders incur in carrying these loans as a result of any change in law, subject in most cases to certain mitigation obligations of the lenders.  At September 30, 2010, we had $1.0 billion of floating rate debt and $254 million of fixed rate debt, with remaining terms of up to ten years, that is subject to these increased cost provisions.  In several financing transactions involving loans or leases from non-U.S. entities, with remaining terms of up to ten years and an aggregate carrying value of $1.1 billion, we bear the risk of any change in tax laws that would subject loan or lease payments thereunder to non-U.S. entities to withholding taxes, subject to customary exclusions.

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

Under these processing agreements and based on our current air traffic liability exposure (as defined in each agreement), we would be required to post collateral up to the following amounts if we failed to comply with the covenants described above:

•	a total of $86 million if our unrestricted cash, cash equivalents and short-term investments balance falls below $2.0 billion;
•	a total of $257 million if we fail to maintain the minimum unsecured debt ratings specified above;
•
a total of $484 million if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.4 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.25 to 1.0; and

•
a total of $1.1 billion if our unrestricted cash, cash equivalents and short-term investments balance (plus any collateral posted at Chase) falls below $1.0 billion or if our ratio of unrestricted cash, cash equivalents and short-term investments to current liabilities falls below 0.22 to 1.0.

The amounts shown above are incremental to the current collateral we have posted with these companies.  We are currently in compliance with all of the covenants under these processing agreements.

Credit Ratings.  At September 30, 2010, our senior unsecured debt was rated B3 by Moody's and CCC+ by Standard & Poor's.  These ratings are significantly below investment grade.  Due to our current credit ratings, our borrowing costs are higher and our financing options are more limited than borrowers with investment grade credit ratings.  Downgrades in our credit ratings could further increase our borrowing costs and reduce the availability of financing to us in the future.  We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.  However, as discussed above, we would have to post additional collateral of approximately $257 million under our Chase and American Express processing agreements if our senior unsecured debt rating were to fall below Caa3 as rated by Moody's or CCC- as rated by Standard & Poor's.  The insurer under our workers' compensation program has the right to require us to post up to $36 million of additional collateral under a number of conditions, including based on our current senior unsecured debt rating, which is currently at the minimum of B3 as rated by Moody's and below the minimum of B- as rated by Standard & Poor's.  We could also be required to post a higher amount of collateral with our fuel hedge counterparties if our credit ratings were to fall, or if our unrestricted cash, cash equivalents and short-term investments balance fell below certain specified levels, and our fuel hedges were in a liability position.  In such a case, the total amount of the collateral that we might be required to post at any time would be up to the amount of our liability to our respective counterparties under the related derivative instruments.  Our fuel hedging agreement with one counterparty also requires us to post additional collateral of up to 10% of the notional amount of our hedging contracts with that counterparty if either of our corporate credit ratings falls below its current level, which is B2 as rated by Moody's or B as rated by Standard & Poor's.  Our fuel derivative contracts do not contain any other credit risk-related contingent features, other than those related to a change in control.

Trans-Atlantic Joint Venture.  We, United, Lufthansa and Air Canada are implementing a trans-Atlantic joint venture, which remains under review by the European Commission.  As part of the trans-Atlantic joint venture, we are in negotiations to implement a revenue-sharing structure amongst the joint venture participants.  As currently contemplated, the revenue sharing structure would result in payments among participants based on a formula that compares current period unit revenue performance on trans-Atlantic routes to a historic period or "baseline," which is reset annually.  The payments would be calculated on a quarterly basis and subject to a cap.  Assuming that revenue sharing is implemented and that the revenue sharing formula is applied retroactive to January 1, 2010, as currently contemplated, we estimate that our payment for revenue sharing to joint venture carriers that we have relatively outperformed would be approximately $65 million for the nine months ended September 30, 2010.  This estimated payment is higher than earlier estimates because our revenues related to the joint venture have exceeded our prior expectations.  The estimated revenue sharing payment is substantially less than the additional passenger revenue we receive from the joint marketing, scheduling and pricing efforts of the joint venture.  Future results will also be impacted by the current year results, which will serve as the baseline in future years for calculating relative performance in the revenue sharing formula.

Employees.  As of September 30, 2010, we had approximately 40,415 employees.  Due to the number of part-time employees and adjusting for overtime, we had an average of 38,900 full-time equivalent employees for the three months ended September 30, 2010.  Including the fleet service employees discussed below, approximately 63% of our full-time equivalent employees are represented by unions.

On February 12, 2010, the National Mediation Board informed us that our fleet service employees had voted in favor of representation by the International Brotherhood of Teamsters ("Teamsters").  The election covers approximately 7,600 employees, or 6,340 full-time equivalent ramp, operations and cargo agents.  We are in the process of negotiating a collective bargaining agreement with the Teamsters covering our fleet service employees.

On March 18, 2010, we announced that we had reached a tentative agreement on a new four-year labor contract with the Transport Workers Union ("TWU"), the union that represents our dispatchers, which agreement our dispatchers ratified on April 20, 2010.  On September 10, 2010, we announced that we had reached a tentative agreement on a new labor contract with the International Brotherhood of Teamsters ("IBT"), the union that represents our aircraft maintenance technicians and related employees.  The IBT is holding a ratification vote, and is expected to announce the results of the vote on November 4, 2010.  On September 30, 2010, we announced that we had reached a tentative agreement on a new labor contract with the International Association of Machinists and Aerospace Workers ("IAM"), the union that represents our flight attendants.  The IAM is holding a ratification vote, and is expected to announce the result of the vote in late October 2010.

Most of our other collective bargaining agreements are currently amendable or become amendable in 2010.  The collective bargaining agreements with our pilots became amendable in December 2008 and those with Continental Micronesia, Inc. ("CMI") mechanics became amendable in December 2009.  With respect to our workgroups with amendable contracts, prior to the announcement of the Merger Agreement, we had been meeting with representatives of the applicable unions to negotiate amended collective bargaining agreements with a goal of reaching agreements that are fair to us and fair to our employees.  We are engaging in discussions with several unions to find the best ways to achieve the future integration of the merged employee groups with the least amount of disruption.  In July 2010, United and Continental reached agreement with the Air Line Pilots Association International ("ALPA"), the union that represents the pilots of both companies, on a transition and process agreement that provides a framework for conducting pilot operations of the two employee groups until the parties reach agreement on a joint collective bargaining agreement and the carriers obtain a single operating certificate.  We began discussions with ALPA regarding a joint collective bargaining agreement to cover all pilots in the merged entity in early August.  The integration of Railway Labor Act ("RLA") employee groups is a difficult and sometimes contentious process, and management's role is limited.  The process is governed by federal laws, including the RLA and the McCaskill-Bond Amendment, and must be accomplished in accordance with all applicable collective bargaining agreements and company policies.  We cannot predict the outcome of these processes or of our ongoing negotiations with our unionized workgroups, although significant increases in the pay and benefits resulting from new collective bargaining agreements could have a material adverse effect on us.  Furthermore, there can be no assurance that our generally good labor relations and high labor productivity will continue.

           Environmental Matters.  We are continuing environmental remediation of jet fuel contamination on and near our aircraft maintenance hangar leasehold in Los Angeles, which began in 2005 under a work plan approved by the Los Angeles Regional Water Quality Control Board ("LARWQCB") and our landlord, Los Angeles World Airports.  Additionally, we could be responsible for environmental remediation costs primarily related to solvent contamination on and near this site.  On June 30, 2010, the LARWQCB required us to perform additional investigation of the site in connection with our closure plan.  If necessary, we plan to appeal the imposition of certain additional requirements to the California State Water Quality Control Board.  At September 30, 2010, we had an accrual for estimated costs of environmental remediation throughout our system of $29 million, based primarily on third-party environmental studies and estimates as to the extent of the contamination and nature of the required remedial actions.  We have evaluated and recorded this accrual for environmental remediation costs separately from any related insurance recovery.  We did not have any receivables related to environmental insurance recoveries at September 30, 2010.  Based on currently available information, we believe that our accrual for potential environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances.  However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

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

OVERVIEW

We are a major United States air carrier engaged in the business of transporting passengers, cargo and mail.  We are the world's fifth largest airline as measured by the number of scheduled miles flown by revenue passengers in 2009.  Including our wholly-owned subsidiary CMI and regional flights operated on our behalf under capacity purchase agreements with other carriers, we operate more than 2,200 daily departures.  As of September 30, 2010, we flew to 117 domestic and 125 international destinations and offered additional connecting service through alliances with domestic and foreign carriers.

On October 1, 2010, we became a wholly-owned subsidiary of UAL.  Pursuant to the terms of the Merger Agreement, each outstanding share of Continental common stock was converted into and became exchangeable for 1.05 fully paid and nonassessable shares of UAL common stock with any fractional shares paid in cash.  UAL issued approximately 148 million shares of UAL common stock to former holders of Continental common stock.  Based on the closing price of $23.66 per share of UAL common stock on NASDAQ on September 30, 2010, the last trading day before the closing of the Merger, the aggregate value of the consideration paid in connection with the Merger to former holders of Continental common stock was approximately $3.5 billion.  Upon completion of the Merger, Continental stock options were converted into stock options with respect to UAL common stock and Continental convertible debt became convertible into shares of UAL common stock, in each case after giving effect to the exchange ratio.

General information about us can be found on our website, continental.com.  Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

We recorded net income of $354 million for the three months ended September 30, 2010, as compared to a net loss of $18 million for the three months ended September 30, 2009.  The improvement in our results reflects higher revenue resulting from improving economic conditions.  Excluding special items, we recorded net income of $367 million for the three months ended September 30, 2010, compared to net income of $2 million for the three months ended September 30, 2009.  Net income excluding special items is significant because it provides management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations or are unusual in nature.  A reconciliation of our net income (loss) to the non-GAAP financial measure of net income (loss) excluding special items is provided at the end of this Item.

Third Quarter Financial Highlights

•
Passenger revenue and cargo revenue increased 20.6% and 25.0%, respectively, during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increasing demand resulting from improving global economic conditions.

•	We recorded operating income of $441 million during the third quarter of 2010 as compared to operating income of $61 million in the third quarter of 2009, due primarily to higher passenger revenue.

•	Unrestricted cash, cash equivalents and short-term investments totaled a record $4.2 billion at September 30, 2010.

Third Quarter Operational Highlights

•
Consolidated traffic increased 1.6% and capacity remained essentially flat during the third quarter of 2010 as compared to the third quarter of 2009, resulting in a record third quarter load factor of 85.9%.

•
We recorded a U.S. Department of Transportation ("DOT") on-time arrival rate of 83.2% for Continental mainline flights and a mainline segment completion factor of 99.8% for the third quarter of 2010, compared to a DOT on-time arrival rate of 82.8% and a mainline segment completion factor of 97.9% for the third quarter of 2009.

•	We took delivery of two Boeing 777 and nine Boeing 737-800 aircraft during the third quarter of 2010.

•	As of September 30, 2010, we had installed flat-bed seats on 14 of our Boeing 777 aircraft and 22 of our Boeing 757-200 aircraft.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2010 as compared to the corresponding period in 2009.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the three months ended September 30 is as follows:

	2010	2009	% Increase (Decrease)

Passengers (thousands) (1)	16,587	16,795	(1.2)%
Revenue passenger miles (millions) (2)	25,015	24,617	1.6%
Available seat miles (millions) (3)	29,108	28,933	0.6%
Passenger load factor (4)	85.9%	85.1%	0.8	pts.
Passenger revenue per available seat mile (cents)	12.21	10.19	19.8%
Total revenue per available seat mile (cents)	13.58	11.46	18.5%
Average yield per revenue passenger mile (cents) (5)	14.21	11.97	18.7%
Cost per available seat miles ("CASM") (cents)	12.06	11.25	7.2%
CASM excluding special charges, merger-related costs and aircraft fuel and related taxes (cents) (6)	8.64	8.13	6.3%
Average price per gallon of fuel, including fuel taxes (cents)	221.1	199.0	11.1%
Fuel gallons consumed (millions)	445	443	0.5%
Average full-time equivalent employees	38,900	39,930	(2.6)%
____________________

(1)	The number of revenue passengers measured by each flight segment flown.
(2)	The number of scheduled miles flown by revenue passengers.
(3)	The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	The average passenger revenue received for each revenue passenger mile flown.
(6)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

Results of Operations.  We recorded net income of $354 million in the third quarter of 2010 as compared to a net loss of $18 million in the third quarter of 2009.  We consider a key measure of our performance to be operating income, which was $441 million for the third quarter of 2010, as compared to $61 million for the third quarter of 2009.  Significant components of our consolidated operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,953	$3,317	$636	19.2%
Operating Expenses	3,512	3,256	256	7.9%
Operating Income	441	61	380	NM
Nonoperating Expense	(87)	(79)	8	10.1%
Net Income (Loss)	$354	$(18)	$372	NM

NM = Not Meaningful

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the quarter ended September 30, 2010 and period to period comparisons for operating revenue, available seat miles ("ASMs") and passenger revenue per available seat mile ("RASM") by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in Third Quarter 2010 vs Third Quarter 2009
	(in millions)	Revenue	ASMs	RASM

Passenger revenue:
Domestic	$1,351	14.8%	(1.2)%	16.2%
Trans-Atlantic	848	30.8%	3.9%	25.8%
Latin America	424	17.4%	0.5%	16.8%
Pacific	344	34.7%	0.9%	33.4%
Total Mainline	2,967	21.5%	0.6%	20.8%

Regional	588	16.4%	0.5%	15.8%

Total	3,555	20.6%	0.6%	19.8%

Cargo	115	25.0%
Other	283	1.8%

Operating Revenue	$3,953	19.2%

Passenger revenue increased in the third quarter of 2010 as compared to the third quarter of 2009 due to increased traffic and higher average fares.  The increased revenue is a result of the improving economic conditions in the U.S. and globally.

Cargo revenue increased due to increased freight volume.  Other revenue increased due to higher fees for checking bags.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the three months ended September 30 (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$984	$881	$103	11.7%
Wages, salaries and related costs	909	794	115	14.5%
Aircraft rentals	230	233	(3)	(1.3)%
Landing fees and other rentals	228	222	6	2.7%
Regional capacity purchase	212	211	1	0.5%
Distribution costs	193	160	33	20.6%
Maintenance, materials and repairs	131	159	(28)	(17.6)%
Depreciation and amortization	124	124	-	-%
Passenger services	106	99	7	7.1%
Special charges	2	20	(18)	NM
Merger-related costs	11	-	11	NM
Other	382	353	29	8.2%
Total	$3,512	$3,256	$256	7.9%

Operating expenses increased 7.9% primarily due to the following:

•
Aircraft fuel and related taxes increased due to a 11.1% increase in consolidated jet fuel prices and a slight increase in gallons consumed.  Our average jet fuel price per gallon including related taxes increased to 221.1 cents in the third quarter of 2010 from 199.0 cents in the third quarter of 2009.  Our average jet fuel price includes costs related to our fuel hedging program of four cents per gallon in the third quarter of 2010, compared to costs of nine cents per gallon in the third quarter of 2009.

•
Wages, salaries and related costs increased primarily due to $53 million of profit sharing expense, $43 million expense associated with variable incentive compensation and increased wage rates due to additional seniority of work groups in the third quarter of 2010.  The increases were partially offset by a 2.6% reduction in the average number of full time equivalent employees and $9 million lower pension expense in the third quarter of 2010.

•	Distribution costs increased due to higher credit card discount fees, booking fees and travel agency commissions, all of which resulted from a 20.6% increase in passenger revenue.

•	Maintenance, materials and repairs decreased primarily due to the timing of maintenance events and savings from renegotiated rates on certain contracts.

•
Special charges and merger-related costs.  See Notes 1 and 10 to our consolidated financial statements contained in Item 1 of this report for a discussion of the special charges and Merger-related costs.

•	Other operating expenses increased due to higher frequent flyer reward expenses in 2010.

Nonoperating Expense.  Net interest expense increased $14 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to higher debt balances.  Foreign currency gains in the third quarter of 2010 were $6 million, compared to losses of $2 million in the third quarter of 2009.  Losses related to fuel hedge ineffectiveness were immaterial for the third quarter of 2010 and the third quarter of 2009.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the third quarter of 2009 were not reduced by any tax benefit.  No federal income tax expense was recognized in the third quarter of 2010 related to our pre-tax income due to the utilization of book NOLs for which no benefit had previously been recognized.

Segment Results of Operations

We have two reportable segments:  mainline and regional.  The mainline segment consists of flights to cities using larger jets while the regional segment currently consists of flights with a capacity of 78 or fewer seats.  As of September 30, 2010, flights in our regional segment were operated by ExpressJet, Chautauqua, CommutAir and Colgan through capacity purchase agreements.  Under these agreements, we purchase all of the capacity related to aircraft covered by the contracts and are responsible for setting prices and selling all of the related seat inventory.  In exchange for the regional carriers' operation of the flights, we pay the regional carriers for each scheduled block hour based on agreed formulas.  Under the agreements, we recognize all passenger, cargo and other revenue associated with each flight, and are responsible for all revenue-related expenses, including commissions, reservations and catering.

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

Statistical Information.  Certain statistical information for our segments' operations for the three months ended September 30 is as follows:

			Increase
	2010	2009	(Decrease)

Mainline Operations:
Passengers (thousands)	11,914	12,181	(2.2)%
Revenue passenger miles (millions)	22,476	22,127	1.6%
Available seat miles (millions)	25,961	25,803	0.6%
Cargo ton miles (millions)	277	245	13.1%
Passenger load factor:
Mainline	86.6%	85.8%	0.8	pts.
Domestic	87.0%	87.9%	(0.9)	pts.
International	86.2%	83.7%	2.5	pts.

Passenger revenue per available seat mile (cents)	11.43	9.46	20.8%
Total revenue per available seat mile (cents)	12.92	10.84	19.2%
Average yield per revenue passenger mile (cents)	13.20	11.04	19.6%
Average fare per revenue passenger	$252.23	$202.87	24.3%

CASM (cents)	11.27	10.41	8.3%
CASM excluding special charges, Merger-related costs and aircraft fuel and related taxes (cents) (1)	8.06	7.51	7.3%

Average price per gallon of fuel, including fuel taxes (cents)	221.2	199.1	11.1%
Fuel gallons consumed (millions)	370	369	0.3%

Aircraft in fleet at end of period (2)	348	338	3.0%
Average stage length (miles)	1,836	1,783	3.0%
Average daily utilization of each aircraft (hours)	10:47	11:06	(2.9)%

Regional Operations:
Passengers (thousands)	4,673	4,614	1.3%
Revenue passenger miles (millions)	2,539	2,490	2.0%
Available seat miles (millions)	3,147	3,130	0.5%
Passenger load factor	80.7%	79.6%	1.1	pts.
Passenger revenue per available seat mile (cents)	18.69	16.14	15.8%
Average yield per revenue passenger mile (cents)	23.17	20.29	14.2%
Aircraft in fleet at end of period (2)	252	266	(5.3)%
Average stage length (miles)	527	518	1.7%
________________________

(1)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

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

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$3,355	$2,797	$558	19.9%

Operating Expenses:
Aircraft fuel and related taxes	819	735	84	11.4%
Wages, salaries and related costs	865	751	114	15.2%
Aircraft rentals	153	154	(1)	(0.6)%
Landing fees and other rentals	201	197	4	2.0%
Distribution costs	167	137	30	21.9%
Maintenance, materials and repairs	131	159	(28)	(17.6)%
Depreciation and amortization	122	121	1	0.8%
Passenger services	99	93	6	6.5%
Special charges	2	13	(11)	NM
Merger-related costs	11	-	11	NM
Other	355	326	29	8.9%
Total Operating Expenses	2,925	2,686	239	8.9%

Operating Income (Loss)	$430	$111	$319	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the three months ended September 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$598	$520	$78	15.0%

Operating Expenses:
Aircraft fuel and related taxes	165	146	19	13.0%
Wages, salaries and related costs	44	43	1	2.3%
Aircraft rentals	77	79	(2)	(2.5)%
Landing fees and other rentals	27	25	2	8.0%
Regional capacity purchase	212	211	1	0.5%
Distribution costs	26	23	3	13.0%
Depreciation and amortization	2	3	(1)	(33.3)%
Passenger services	7	6	1	16.7%
Special charges	-	7	(7)	NM
Other	27	27	-	-%
Total Operating Expenses	587	570	17	3.0%

Operating Income (Loss)	$11	$(50)	$61	NM

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

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Consolidated Results of Operations

Statistical Information.  Certain statistical information for our consolidated operations for the nine months ended September 30 is as follows:

	2010	2009	% Increase (Decrease)

Passengers (thousands)	47,422	47,551	(0.3)%
Revenue passenger miles (millions)	69,565	67,573	2.9%
Available seat miles (millions)	83,365	83,264	0.1%
Passenger load factor	83.4%	81.2%	2.2	pts.
Passenger revenue per available seat mile (cents)	11.60	10.01	15.9%
Total revenue per available seat mile (cents)	12.99	11.29	15.1%
Average yield per revenue passenger mile (cents)	13.90	12.33	12.7%
CASM (cents)	12.13	11.47	5.8%
CASM excluding special charges, merger-related costs and aircraft fuel and related taxes (1)	8.70	8.38	3.8%
Average price per gallon of fuel, including fuel taxes (cents)	220.7	196.5	12.3%
Fuel gallons consumed (millions)	1,271	1,276	(0.4)%
Average full-time equivalent employees	39,020	40,165	(2.9)%

(1)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

Results of Operations.  We recorded net income of $441 million in the first nine months of 2010 as compared to a $367 million net loss in the first nine months of 2009.  We consider a key measure of our performance to be operating income (loss), which was income of $719 million for the first nine months of 2010, as compared to a $147 million loss in the first nine months of 2009.  Significant components of our consolidated operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$10,830	$9,404	$1,426	15.2%
Operating Expenses	10,111	9,551	560	5.9%
Operating Income (Loss)	719	(147)	866	NM
Nonoperating Expense	(277)	(220)	57	25.9%
Income Taxes	(1)	-	1	NM
Net Income (Loss)	$441	$(367)	$808	NM

Each of these items is discussed in the following sections.

Operating Revenue.  The table below shows components of operating revenue for the nine months ended September 30, 2009 and period to period comparisons for operating revenue, ASMs and RASM by geographic region for our mainline and regional operations:

	Revenue	Percentage Increase (Decrease) in September 30, 2010 YTD vs September 30, 2009 YTD
	(in millions)	Revenue	ASMs	RASM

Passenger revenue:
Domestic	$3,750	9.8%	(1.5)%	11.5%
Trans-Atlantic	2,078	22.2%	(2.3)%	25.1%
Latin America	1,275	13.2%	5.3%	7.5%
Pacific	899	28.5%	5.7%	21.6%
Total Mainline	8,002	15.3%	-%	15.3%

Regional	1,667	19.8%	0.8%	18.9%

Total	9,669	16.1%	0.1%	15.9%

Cargo	328	26.6%
Other	833	2.3%

Operating Revenue	$10,830	15.2%

Passenger revenue increased in the first nine months of 2010 as compared to the first nine months of 2009 due to increased traffic and higher average fares.  The increased revenue is a result of the improving economic conditions in the U.S. and globally.

Cargo revenue increased due to increased freight volume.

Operating Expenses.  The table below shows period-to-period comparisons by type of operating expense for our consolidated operations for the nine months ended September 30 (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Aircraft fuel and related taxes	$2,806	$2,507	$299	11.9%
Wages, salaries and related costs	2,527	2,358	169	7.2%
Aircraft rentals	689	705	(16)	(2.3)%
Landing fees and other rentals	656	647	9	1.4%
Regional capacity purchase	625	641	(16)	(2.5)%
Distribution costs	555	467	88	18.8%
Maintenance, materials and repairs	413	473	(60)	(12.7)%
Depreciation and amortization	380	353	27	7.6%
Passenger services	299	282	17	6.0%
Special charges	18	68	(50)	NM
Merger-related costs	29	-	29	NM
Other	1,114	1,050	64	6.1%
Total	$10,111	$9,551	$560	5.9%

Operating expenses increased 5.9% primarily due to the following:

•
Aircraft fuel and related taxes increased due to a 12.3% increase in consolidated jet fuel prices, partially offset by a decrease in gallons consumed.  Our average jet fuel price per gallon including related taxes increased to 220.7 cents in the first nine months of 2010 from 196.5 cents in the first nine months of 2009.  Our average jet fuel price includes costs related to our fuel hedging program of two cents per gallon in the first nine months of 2010, compared to costs of 31 cents per gallon in the first nine months of 2009.

•
Wages, salaries and related costs increased primarily due to $71 million of profit sharing expense, $48 million expense associated with variable incentive compensation and increased wage rates due to additional seniority of work groups in 2010.  These increases were partially offset by a 2.9% reduction in the average number of full time equivalent employees and $28 million lower pension expense in the first nine months of 2010.

•	Distribution costs increased due to higher credit card discount fees, booking fees and travel agency commissions, all of which resulted from a 16.1% increase in passenger revenue.

•	Maintenance, materials and repairs decreased primarily due to the timing of maintenance events and savings from renegotiated rates on certain contracts.

•
Depreciation and amortization expense increased in 2010 due to higher capitalizable project costs and increased deprecation from new aircraft placed in service during 2009.  In addition, we recorded $11 million of depreciation expense during the nine months ended September 30, 2010 that relates to prior periods.

•
Special charges and merger-related costs.  See Notes 1 and 10 to our consolidated financial statements contained in Item 1 of this report for a discussion of the special charges and Merger-related costs.

•
Other operating expenses increased due to higher frequent flyer reward expenses in 2010 and the receipt in 2009 of insurance settlements related to Hurricane Ike, which reduced other operating expenses in 2009.  These increases in 2010 expense were partially offset by a $10 million credit related to the refund of a portion of Transportation Security Administration security fees assessed from 2005 through 2010.

Nonoperating Expense.  Net interest expense increased $26 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher debt balances.  Foreign currency losses in the first nine months of 2010 were $15 million, compared to gains of $6 million in the first nine months of 2009.  A portion of the 2010 loss related to the Venezuelan currency devaluation in the first quarter of 2010.  Additionally, losses related to fuel hedge ineffectiveness were $2 million for the first nine months of 2010 compared to gains of $7 million in the first nine months of 2009.

Income Taxes.  Our effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance, expenses that are not deductible for federal income tax purposes and state income taxes.  We are required to provide a valuation allowance for our deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets will ultimately not be realized.  As a result, our pre-tax losses for the first nine months of 2009 were not reduced by any tax benefit.  No federal income tax expense was recognized in the first nine months of 2010 related to our pre-tax income due to the utilization of book NOLs for which no benefit had previously been recognized.

Segment Results of Operations

Statistical Information.  Certain statistical information for our segments' operations for the nine months ended September 30 is as follows:

			Increase
	2010	2009	(Decrease)

Mainline Operations:
Passengers (thousands)	34,087	34,619	(1.5)%
Revenue passenger miles (millions)	62,278	60,589	2.8%
Available seat miles (millions)	74,147	74,119	-%
Cargo ton miles (millions)	825	664	24.2%
Passenger load factor:
Mainline	84.0%	81.7%	2.3	pts.
Domestic	85.2%	84.9%	0.3	pts.
International	82.9%	78.8%	4.1	pts.

Passenger revenue per available seat mile (cents)	10.79	9.36	15.3%
Total revenue per available seat mile (cents)	12.32	10.75	14.6%
Average yield per revenue passenger mile (cents)	12.85	11.45	12.2%
Average fare per revenue passenger	$237.34	$202.62	17.1%

CASM (cents)	11.29	10.60	6.5%
CASM excluding special charges, Merger-related costs, and aircraft fuel and related taxes (cents) (1)	8.09	7.70	5.1%

Average price per gallon of fuel, including fuel taxes (cents)	220.7	196.9	12.1%
Fuel gallons consumed (millions)	1,054	1,061	(0.7)%

Aircraft in fleet at end of period (2)	348	338	3.0%
Average stage length (miles)	1,793	1,730	3.6%
Average daily utilization of each aircraft (hours)	10:43	10:45	(0.2)%

Regional Operations:
Passengers (thousands)	13,335	12,932	3.1%
Revenue passenger miles (millions)	7,287	6,984	4.3%
Available seat miles (millions)	9,218	9,145	0.8%
Passenger load factor	79.0%	76.4%	2.6	pts.
Passenger revenue per available seat mile (cents)	18.09	15.22	18.9%
Average yield per revenue passenger mile (cents)	22.88	19.93	14.8%
Aircraft in fleet at end of period (2)	252	266	(5.3)%
Average stage length (miles)	529	519	1.9%
________________________

(1)	See "Reconciliation of GAAP to non-GAAP Financial Measures" at the end of this Item.

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

Mainline Results of Operations.  Significant components of our mainline segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$9,131	$7,970	$1,161	14.6%

Operating Expenses:
Aircraft fuel and related taxes	2,326	2,088	238	11.4%
Wages, salaries and related costs	2,397	2,233	164	7.3%
Aircraft rentals	458	469	(11)	(2.3)%
Landing fees and other rentals	575	570	5	0.9%
Distribution costs	477	400	77	19.3%
Maintenance, materials and repairs	413	473	(60)	(12.7)%
Depreciation and amortization	371	343	28	8.2%
Passenger services	278	263	15	5.7%
Special charges	18	61	(43)	NM
Merger-related costs	29	-	29	NM
Other	1,031	959	72	7.5%
Total Operating Expenses	8,373	7,859	514	6.5%

Operating Income	$758	$111	$647	NM

The variances in specific line items for the mainline segment are due to the same factors discussed under consolidated results of operations.

Regional Results of Operations.  Significant components of our regional segment's operating results for the nine months ended September 30 are as follows (in millions, except percentage changes):

	2010	2009	Increase (Decrease)	% Increase (Decrease)

Operating Revenue	$1,699	$1,434	$265	18.5%

Operating Expenses:
Aircraft fuel and related taxes	480	419	61	14.6%
Wages, salaries and related costs	130	125	5	4.0%
Aircraft rentals	231	236	(5)	(2.1)%
Landing fees and other rentals	81	77	4	5.2%
Regional capacity purchase	625	641	(16)	(2.5)%
Distribution costs	78	67	11	16.4%
Depreciation and amortization	9	10	(1)	(10.0)%
Passenger services	21	19	2	10.5%
Special charges	-	7	(7)	NM
Other	83	91	(8)	(8.8)%
Total Operating Expenses	1,738	1,692	46	2.7%

Operating Loss	$(39)	$(258)	$219	(84.9)%

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

As of September 30, 2010, we had $4.2 billion in unrestricted cash, cash equivalents and short-term investments, which is $1.3 billion higher than at December 31, 2009.  At September 30, 2010, we also had $161 million of restricted cash and cash equivalents, which is primarily collateral for estimated future workers' compensation claims, credit card processing contracts, letters of credit and performance bonds.

As is the case with many of our principal competitors, we have a high proportion of debt compared to our capital.  We have a significant amount of fixed obligations, including debt, aircraft leases and financings, leases of airport property and other facilities and pension funding obligations.  At September 30, 2010, we had approximately $6.9 billion of debt and capital lease obligations, including $818 million that will come due in the next 12 months.  In addition, we have substantial non-cancelable commitments for capital expenditures, including the acquisition of new aircraft and related spare engines.

Sources and Uses of Cash

Operating Activities.  Cash flows provided by operations for the nine months ended September 30, 2010 were $1.3 billion compared to $187 million in the same period in 2009.  The increase in cash flows provided by operations in 2010 compared to 2009 is primarily the result of an increase in operating income and higher advance ticket sales in 2010.

Investing Activities.  Cash flows (used in) provided by investing activities for the nine months ended September 30 were as follows (in millions):

	2010	2009	Cash Increase (Decrease)

Capital expenditures	$(246)	$(301)	$55
Aircraft purchase deposits refunded, net	10	42	(32)
Proceeds from (purchases) sales of short-term investments, net	(171)	256	(427)
Proceeds from sales of property and equipment	32	46	(14)
Decrease in restricted cash and cash equivalents	3	26	(23)
Expenditures for airport operating rights	-	(22)	22
Other	-	(3)	3
Total	$(372)	$44	$(416)

              Net purchase deposits refunded were lower in the first nine months of 2010 than in the first nine months of 2009 due to differences in the model of aircraft delivered and higher deposits paid in the current year.

The purchase of short-term investments in the first nine months of 2010 reflects the investment of our higher cash balances.

We sold two Boeing 737-500 aircraft to a foreign buyer in the first nine months of 2010 for cash proceeds of $19 million.  We sold six Boeing 737-500 aircraft to a foreign buyer in the first nine months of 2009 for cash proceeds of $38 million.  In each year, the cash proceeds were in addition to deposits received in 2008 on these aircraft.

We have substantial commitments for capital expenditures, including for the acquisition of new aircraft.  As of September 30, 2010, we had firm commitments to purchase 78 new Boeing aircraft scheduled for delivery from 2010 through 2016, with an estimated aggregate cost of $4.6 billion including related spare engines.  In addition to our firm order aircraft, we had options to purchase a total of 94 additional Boeing aircraft as of September 30, 2010.

Projected net capital expenditures for 2010 are as follows (in millions):

Fleet related (excluding aircraft to be acquired through the issuance of debt)	$285
Non-fleet	85
Net capital expenditures	370
Aircraft purchase deposits, net	(5)
Projected net capital expenditures	$365

Projected fleet expenditures include the portion of the aircraft purchase price in excess of financings and aircraft reconfigurations and other product enhancements including winglet installations, flat-bed BusinessFirst seats and in-seat power installations.  Projected non-fleet capital expenditures are primarily for Star Alliance-related costs and technology and terminal enhancements.  While some of our projected capital expenditures are related to projects we have committed to, a significant number of projects can be deferred.  Should economic conditions warrant, we will reduce our capital expenditures, and expect to be able to do so without materially impacting our operations.

Expenditures for airport operating rights relate to our acquisition of slots at London's Heathrow Airport.

Financing Activities.  Cash flows provided by (used in) financing activities for the nine months ended September 30 were as follows (in millions):

	2010	2009	Cash Increase (Decrease)

Proceeds from issuance of long-term debt, net	$1,025	$295	$730
Payments on long-term debt and capital lease obligations	(836)	(542)	(294)
Proceeds from public offering of common stock	-	158	(158)
Proceeds from issuance of common stock pursuant to stock plans	28	6	22
Total	$217	$(83)	$300

Cash flows provided by financing activities increased due to higher debt issuances in the first nine months of 2010, partially offset by higher debt payments.

In August 2010, we issued $800 million aggregate principal amount of 6.75% Senior Secured Notes due 2015.  The Senior Secured Notes have a maturity date of September 15, 2015 and have an annual interest rate of 6.75%.  The notes were sold at 98.938% of par which resulted in our receiving net cash proceeds of $776 million upon issuance, after giving effect to issuance costs.

In conjunction with the issuance of the Senior Secured Notes, we repaid the $350 million senior secured term loan credit facility that was due in June 2011 and bore interest at a rate equal to LIBOR plus 3.375%.

In November 2009, we obtained financing for eight currently-owned Boeing aircraft, nine new Boeing 737-800 aircraft and two new Boeing 777 aircraft.  We applied this financing to these aircraft during the first nine months of 2010 and recorded related debt of $644 million.  In connection with this financing, enhanced equipment trusts raised $644 million through the issuance of two classes of enhanced equipment trust certificates.  Class A certificates, with an aggregate principal amount of $528 million, bear interest at 7.25% and Class B certificates, with an aggregate principal amount of $117 million, bear interest at 9.25%.  As we refinanced or took delivery of the aircraft, we issued equipment notes to the trusts, which purchased such notes with proceeds from the issuance of the Class A and Class B certificates.  Principal payments on the equipment notes and the corresponding distribution of these payments to certificate holders will begin in November 2010 and will end in November 2019 for Class A certificates and in May 2017 for Class B certificates.

We do not have backstop financing or any other financing currently in place for any of the Boeing aircraft on order.  Further financing will be needed to satisfy our capital commitments for our firm order aircraft and other related capital expenditures.  We can provide no assurance that the backstop financing or any other financing not already in place for our aircraft deliveries will be available to us when needed on acceptable terms or at all.  Since the commitments for firm order aircraft are non-cancelable, and assuming no breach of the agreement by Boeing, if we are unable to obtain financing and cannot otherwise satisfy our commitment to purchase these aircraft, the manufacturer could exercise its rights and remedies under applicable law, such as seeking to terminate the contract for a material breach, selling the aircraft to one or more other parties and suing us for damages to recover any resulting losses incurred by the manufacturer.

On December 30, 2009, we entered into an amendment of our Debit Card Marketing Agreement with JPMorgan Chase Bank, N.A. ("JP Morgan Chase") under which JP Morgan Chase purchases frequent flyer mileage credits to be earned by OnePass members for making purchases using a Continental branded debit card issued by JP Morgan Chase.  We received a payment of $40 million in January 2010 for the advance purchase of frequent flyer mileage credits beginning January 1, 2016, or earlier in certain circumstances.  The purchase of mileage credits has been treated as a loan from JP Morgan Chase with an implicit interest rate of 5.5% and is reported as long-term debt in our consolidated balance sheet.  The assets that secure the Senior Secured Notes also secure, on a junior lien basis, our obligations to JP Morgan Chase with respect to the frequent flier mileage credits and $235 million of other frequent flier mileage credits that we owe to Chase Bank USA, N.A.

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

Reconciliation of GAAP to non-GAAP Financial Measures

Non-GAAP financial measures are presented because they provide management and investors the ability to measure and monitor our performance on a consistent basis.  Special items relate to activities that are not central to our ongoing operations.  A reconciliation of net loss to the non-GAAP financial measure of net loss excluding special items is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) – GAAP	$354	$(18)	$441	$(367)
Special charges:
Aircraft-related charges, net	-	6	6	53
Severance	1	5	3	5
Other	1	9	9	10
Merger-related costs	11	-	29	-
Net income (loss) excluding special items – non-GAAP	$367	$2	$488	$(299)

CASM is a common metric used in the airline industry to measure an airline's unit cost.  CASM trends can be influenced by items that are not central to our ongoing operations.  Additionally, the cost of fuel is subject to many economic and political factors beyond our control and represents the single largest component of CASM.  CASM excluding special charges, Merger-related costs and aircraft fuel and related taxes provides management and investors the ability to measure our core cost performance of items that are more subject to our control.  A reconciliation of GAAP operating expenses used to determine CASM to the non-GAAP operating expenses used to determine CASM excluding special charges, Merger-related costs and aircraft fuel and related taxes is as follows (in millions, except CASM amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Mainline cost per available seat mile excluding special charges, Merger-related costs and aircraft fuel and related taxes:
Operating Expenses – GAAP	$2,925	$2,686	$8,373	$7,859
Special charges:
Aircraft-related charges, net	-	-	6	47
Severance	1	5	3	5
Other	1	8	9	9
Merger-related costs	11	-	29	-
Aircraft fuel and related taxes	819	735	2,326	2,088
Operating expenses excluding above items – non-GAAP	$2,093	$1,938	$6,000	$5,710

Available seat miles – mainline	25,961	25,803	74,147	74,119

CASM – GAAP (cents)	11.27	10.41	11.29	10.60
CASM excluding special charges, Merger-related costs and aircraft fuel and related taxes – non-GAAP (cents)	8.06	7.51	8.09	7.70

Consolidated cost per available seat mile excluding special charges, Merger-related costs and aircraft fuel and related taxes:
Operating Expenses – GAAP	$3,512	$3,256	$10,111	$9,551
Special charges:
Aircraft-related charges, net	-	6	6	53
Severance	1	5	3	5
Other	1	9	9	10
Merger-related costs	11	-	29	-
Aircraft fuel and related taxes	984	881	2,806	2,507
Operating expenses excluding above items – non-GAAP	$2,515	$2,355	$7,258	$6,976

Available seat miles – consolidated	29,108	28,933	83,365	83,264

CASM – GAAP (cents)	12.06	11.25	12.13	11.47
CASM excluding special charges, Merger-related costs and aircraft fuel and related taxes – non-GAAP (cents)	8.64	8.13	8.70	8.38
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.

Item 4.  Controls and Procedures.

Management's Conclusion on the Effectiveness of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder Litigation Related to the Merger.  Following our announcement of the Merger Agreement on May 2, 2010, three class action lawsuits were filed against Continental, members of Continental's board of directors and UAL in the Texas District Court for Harris County.  The plaintiffs purported to represent a class of Continental stockholders opposed to the terms of the Merger Agreement.  The lawsuits made virtually identical allegations that the consideration to be received by Continental's stockholders in the Merger was inadequate and that the members of Continental's board of directors breached their fiduciary duties, by among other things, approving the Merger at an inadequate price under circumstances involving certain conflicts of interest.  The lawsuits also made virtually identical allegations that Continental and UAL aided and abetted the Continental board of directors in the breach of their fiduciary duties to Continental's stockholders.  Each lawsuit sought injunctive relief declaring that the Merger Agreement was in breach of the Continental directors' fiduciary duties, enjoining Continental and UAL from proceeding with the Merger unless Continental implemented procedures to obtain the highest possible price for its stockholders, directed the Continental board of directors to exercise its fiduciary duties in the best interest of Continental's stockholders and rescinded the Merger Agreement.  All three lawsuits were consolidated before a single judge.

On August 1, 2010, the parties reached an agreement in principle regarding settlement of the action. Under the terms of the settlement, the lawsuits will be dismissed with prejudice, releasing all defendants from any and all claims relating to, among other things, the Merger and any disclosures made in connection therewith. The settlement is subject to customary conditions, including consummation of the Merger, completion of certain confirmatory discovery, class certification, and final approval by the District Court. In exchange for that release, UAL and Continental provided additional disclosures requested by the plaintiffs in the action related to, among other things, the negotiations between Continental and UAL that resulted in the execution of the Merger Agreement, the method by which the exchange ratio was determined, the procedures used by UAL's and Continental's financial advisors in performing their financial analyses and certain investment banking fees paid to those advisors by UAL and Continental over the past two years. The settlement did not affect any provision of the Merger Agreement or the form or amount of the consideration received by Continental stockholders in the Merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned actions or that they have engaged in any wrongdoing. The defendants entered into the settlement to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation.

Antitrust Litigation Related to the Merger.  On June 29, 2010, several purported current and future purchasers of airline tickets filed an antitrust lawsuit in the U.S. District Court for the Northern District of California against Continental, as well as UAL and United, in connection with the Merger.  The plaintiffs allege, among other things, that Continental and UAL are substantial competitors on routes operated in the United States and that the Merger would harm consumers through higher ticket prices, decreased aircraft capacity, and diminished airline services.  The plaintiffs claim that the Merger, if consummated, would substantially lessen competition or create a monopoly in the transportation of airline passengers in the United States, and the transportation of airline passengers to and from the United States on international flights, in violation of Section 7 of the Clayton Act.  On August 9, 2010, the plaintiffs filed a motion for preliminary injunction pursuant to Section 16 of the Clayton Act, seeking to enjoin the Merger. On September 27, 2010, the Court denied the plaintiffs' motion for a preliminary injunction, which allowed the Merger to close. After the Merger had already closed, the plaintiffs appealed the District Court's ruling and moved for a "hold separate" order pending the appeal, which was denied by the Court. The appeal remains pending.  We believe the plaintiffs' claims are without merit, and we intend to defend this lawsuit vigorously.

Item 1A.  Risk Factors

Part 1, Item 1A, "Risk Factors," of our 2009 Form 10-K includes a detailed discussion of our risk factors.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

The business combination transaction between UAL and Continental may present certain risks to the business and operations of Continental and the combined company.

The Merger may present certain risks to the business and operations of the combined company including, among other things, the risks that:

•	the combined company may be unable to integrate successfully the businesses and workforces of Continental and United;

•	conditions, terms, obligations or restrictions relating to the Merger that may be imposed on the combined company by regulatory authorities may affect the combined company's business and operations;

•	the combined company may lose additional management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	the combined company may be unable to successfully manage the expanded business with respect to monitoring new operations and associated increased costs and complexity;

•	the combined company may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the Merger;

•
the combined company may be unable to manage the complex integration of systems, technology, aircraft fleets, networks and other assets of United and Continental in a manner that minimizes any adverse impact on customers, vendors, suppliers, employees and other constituencies;

•	the combined company's ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

Accordingly, there can be no assurance that the Merger will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or that these benefits will be achieved within the anticipated time frame.

Union disputes, employee strikes or slowdowns, and other labor-related disruptions, as well as the integration of the United and Continental workforces in connection with the Merger, present the potential for a delay in achieving expected Merger synergies, increased labor costs or additional labor disputes that could adversely affect the combined company's operations and impair its financial performance.

United and Continental are both highly unionized companies. More than 80% of United's 46,000 employees are organized and approximately 63% of Continental's 41,400 employees are organized. United currently has 11 domestic collective bargaining agreements with six different unions, all of which became amendable pursuant to the Railway Labor Act ("RLA") on or about December 31, 2009 or January 7, 2010, and United is currently in negotiations with all of its unions for new agreements. Continental has five collective bargaining agreements with four different unions and most of Continental's agreements became amendable pursuant to the RLA on either December 31, 2008 or December 31, 2009.

The successful integration of United and Continental and achievement of the anticipated benefits of the combination depend significantly on integrating United's and Continental's employee groups and maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected Merger synergies, increased labor costs and labor disputes that could adversely affect our operations.

In order to fully integrate the pre-Merger represented employee groups, the combined company must negotiate a joint collective bargaining agreement covering each combined group.   The process for integrating the labor groups of United and Continental is governed by a combination of the RLA, the McCaskill-Bond Act, and where applicable, the existing provisions of each company's collective bargaining agreements and union policy. Pending operational integration, the Company will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated.   Under the McCaskill-Bond Act, seniority integration must be accomplished in a "fair and equitable" manner consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions ("LPPs") or internal union merger policies, if applicable. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases can delay implementation of the integrated seniority list.  The National Mediation Board ("NMB") has exclusive authority to resolve representation disputes arising out of airline mergers.

Following announcement of the Merger, ALPA, which represents pilots at both carriers, opted to pursue negotiations with United and Continental for a joint collective bargaining agreement ("JCBA") that would govern the combined pilot group. In July 2010, United and Continental reached agreement with ALPA on a Transition and Process Agreement that provides a framework for conducting pilot operations of the two employee groups until the parties reach agreement on a JCBA and the carriers obtain a single operating certificate. On August 10, 2010, United and Continental began joint negotiations with ALPA and the negotiations are presently ongoing.

There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt United's and Continental's normal operations, whether in opposition to the Merger or in an attempt to pressure the companies in collective bargaining negotiations.

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

The amount of additional cash collateral that we may be required to post if we fail to comply with the financial covenants described above, which is based on our then-current air traffic liability exposure (as defined in each agreement), could be significant.  Depending on our unrestricted cash, cash equivalents and short-term investments balance at the time, the posting of a significant amount of cash collateral could have a material adverse effect on our financial condition.  See "Financial Statements, Note 13 - Commitments and Contingencies" included in Part I, Item 1 of this report for a detailed discussion of our collateral posting obligations under these credit card processing agreements.

We are currently in compliance with all of the covenants under these agreements.

The combined company's ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including the Merger and certain other possible future transactions involving the sale or issuance of UAL common  stock, or if taxable income does not reach sufficient levels.

As of December 31, 2009, UAL reported federal NOL carryforwards of approximately $9.3 billion and Continental reported federal NOL carryforwards of approximately $3.7 billion.

The combined company's ability to use its NOL carryforwards may be limited if UAL or Continental experiences an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").  An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

Based on currently available information, we believe the Merger resulted in an ownership change of Continental under Section 382.  It is not yet clear whether the Merger also resulted in an ownership change of UAL under Section 382.  If the Merger did not result in an ownership change of UAL under Section 382, the Merger would increase the possibility that UAL will experience an ownership change in the future in connection with potential future transactions involving the sale or issuance of its stock.

As a result, the combined company's ability to use Continental's pre-Merger NOLs is expected to be subject to the limitations imposed by Section 382, and its ability to use UAL's pre-merger NOLs may be or become subject to limitations as well.  Under Section 382, an annual limitation applies to the amount of pre-ownership change NOLs that may be used to offset post-ownership change taxable income.  This limitation could cause the combined company's U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the combined company's NOL carryforwards to expire unused.  Similar rules and limitations may apply for state income tax purposes.

The combined company's ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods.  Its NOL carryforwards may expire before the combined company can generate sufficient taxable income to use them in full.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted under the reduced disclosure format permitted by General Instruction H(2)(b) of Form 10-Q.

Item 3.                  Defaults Upon Senior Securities.

Omitted under the reduced disclosure format permitted by General Instruction H(2)(b) of Form 10-Q.

Item 4.                  (Removed and Reserved).

Item 5.  Other Information.

Borrowings under November 2009 EETC.  During the third quarter of 2010, Continental borrowed a total of $465 million to finance the deliveries of nine new Boeing 737-800 aircraft and two new Boeing 777 aircraft by issuing equipment notes ("Equipment Notes") secured by those aircraft. This amount is in addition to the $179 million borrowed in the period from January 1, 2010 to June 30, 2010 to refinance eight currently-owned Boeing aircraft through the issuance of such Equipment Notes. The funds used to purchase the Equipment Notes were raised in November 2009 through the issuance by enhanced equipment trusts of two classes of enhanced equipment trust certificates in an aggregate principal amount of $644 million.  Class A certificates, with an aggregate principal amount of $528 million, bear interest at 7.25% and Class B certificates, with an aggregate principal amount of $117 million, bear interest at 9.25%.  As Continental refinanced or took delivery of the aircraft, Continental issued Equipment Notes to the trusts, which purchased such notes with proceeds from the issuance of the Class A and Class B certificates.  Principal payments on the Equipment Notes and the corresponding distribution of these payments to certificate holders will begin in November 2010 and will end in November 2019 for Class A certificates and in May 2017 for Class B certificates.

The indenture under which the Equipment Notes were issued provides that the maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default, including failure by Continental (in some cases after notice or the expiration of a grace period, or both) to make payments under the applicable indenture when due or to comply with certain covenants, as well as certain bankruptcy events involving Continental.  The Equipment Notes issued with respect to each aircraft are secured by a lien on such aircraft and are also cross-collateralized by the other aircraft financed pursuant to the Note Purchase Agreement.

PBGC Issues.  After the May, 2010 announcement of the Merger Agreement, the Pension Benefit Guaranty Corporation (the "PBGC") requested certain information from Continental to assess the Merger’s impact on Continental’s qualified defined benefit programs (the "PBGC Information Request").  Subsequently, shortly before the closing of the Merger, the PBGC took the position that the Merger would constitute a "Fundamental Change" under the indenture (the "PBGC Indenture") governing UAL’s 6% Senior Notes due 2031 held by PBGC (the "PBGC Notes"), which would require UAL to offer to redeem the $597 million outstanding principal amount of PBGC Notes at par, payable in cash or UAL common shares.  UAL strongly believes, based on the language of the PBGC Indenture, market practice and relevant statutes and case law, that the Merger did not constitute a "Fundamental Change" under the PBGC Indenture and that PBGC’s position is without merit.  In the unlikely event that the PBGC were to prevail in its position that the Merger constituted a "Fundamental Change", the redemption of the PBGC Notes could require the prepayment of amounts outstanding under United’s Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, 9.875% Senior Secured Notes due 2013 and 12.0% Senior Second Lien Notes due 2013, which aggregated $2.2 billion principal amount as of September 30, 2010.   UAL believes that, if such redemption were required, UAL has adequate liquidity to satisfy such obligations and that new financings could be arranged substantially replacing the amounts prepaid, although potentially on not as favorable terms.

On September 30, 2010, the PBGC, UAL and Continental entered into a standstill agreement providing that, on or before January 31, 2011, they will not initiate any court or administrative proceeding regarding Continental’s qualified defined benefit programs or the PBGC Notes, in each case as they relate to the consummation of the Merger, or to assert in any court or administrative proceeding that the Merger did or did not constitute a "Fundamental Change" under the PBGC Indenture.  In addition, the PBGC and Continental agreed on a schedule for providing the information requested by the PBGC relating to Continental’s qualified defined benefit programs.  The parties also agreed to use commercially reasonable efforts to resolve their disagreements with respect to the PBGC Indenture and the production of information by Continental.  Continental cannot predict any further action that may be taken by the PBGC after Continental has responded to the PBGC Information Request.  Although there can be no assurance as to any particular outcome, UAL and Continental believe that these matters will be resolved in a manner that will not have a material adverse effect on Continental’s consolidated financial position or results of operations.

Item 6.                  Exhibits.

2.1
Agreement and Plan of Merger among Continental Airlines, Inc., UAL Corporation and JT Merger Sub Inc., dated as of May 2, 2010 (the annexes, schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) - incorporated by reference to Exhibit 2.1 to Continental's Current Report on Form 8-K dated May 3, 2010 (File no. 1-10323).

3.1	Amended and Restated Certification of Incorporation of Continental - incorporated by reference to Exhibit 3.1 to Continental's Current Report on Form 8-K dated October 1, 2010 (File no. 1-10323).

3.2	Amended and Restated Bylaws of Continental - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated October 1, 2010 (File no. 1-10323).

10.1*	First Amendment to the Continental Airlines, Inc. Profit Sharing Plan (as adopted on February 17, 2010) dated as of September 9, 2010.

10.2*	First Amendment to the Continental Airlines, Inc. Incentive Plan 2010 (as amended and restated through February 17, 2010) dated as of September 27, 2010.

10.3
Supplemental Agreement No. 26, dated as of July 10, 2010, to Agreement of Lease dated as of January 11, 1985 between Continental and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.

10.4
Supplemental Agreement No. 56, dated August 12, 2010, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("Boeing") relating to the purchase of Boeing 737 aircraft.  (1)

10.5	Supplemental Agreement No. 20, dated August 12, 2010, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (2)

*This exhibit relates to management contracts or compensatory plans or arrangements.

(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.
(2)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL AIRLINES, INC.
Registrant

Date: October 21, 2010	by:	/s/ Chris Kenny
Chris Kenny
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS
OF
CONTINENTAL AIRLINES, INC.

2.1
Agreement and Plan of Merger among Continental Airlines, Inc., UAL Corporation and JT Merger Sub Inc., dated as of May 2, 2010 (the annexes, schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) - incorporated by reference to Exhibit 2.1 to Continental's Current Report on Form 8-K dated May 3, 2010 (File no. 1-10323).

3.1	Amended and Restated Certification of Incorporation of Continental - incorporated by reference to Exhibit 3.1 to Continental's Current Report on Form 8-K dated October 1, 2010 (File no. 1-10323).

3.2	Amended and Restated Bylaws of Continental - incorporated by reference to Exhibit 3.2 to Continental's Current Report on Form 8-K dated October 1, 2010 (File no. 1-10323).

10.1*	First Amendment to the Continental Airlines, Inc. Profit Sharing Plan (as adopted on February 17, 2010) dated as of September 9, 2010.

10.2*	First Amendment to the Continental Airlines, Inc. Incentive Plan 2010 (as amended and restated through February 17, 2010) dated as of September 27, 2010.

10.3
Supplemental Agreement No. 26, dated as of July 10, 2010, to Agreement of Lease dated as of January 11, 1985 between Continental and the Port Authority of New York and New Jersey regarding Terminal C at Newark Liberty International Airport.

10.4
Supplemental Agreement No. 56, dated August 12, 2010, to Purchase Agreement No. 1951, dated July 23, 1996, between Continental and The Boeing Company ("Boeing") relating to the purchase of Boeing 737 aircraft.  (1)

10.5	Supplemental Agreement No. 20, dated August 12, 2010, to Purchase Agreement No. 2061, dated October 10, 1997, between Continental and Boeing relating to the purchase of Boeing 777 aircraft. (1)

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (2)

*This exhibit relates to management contracts or compensatory plans or arrangements.

(1)	Continental has applied to the SEC for confidential treatment of a portion of this exhibit.
(2)	Furnished, not filed.